Form 10-Q
period 1995-03-31
SEI CORP
filed 1995-05-11
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
   X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ------
Exchange Act of 1934 for the quarterly period ended MARCH 31, 1995 or
                                                    --------------
        Transition report pursuant to Section 13 or 15(d) of the Securities
- ------
Exchange Act of 1934 for the transition period from _________ to _________

                                    0-10200
- --------------------------------------------------------------------------------
                           (Commission File Number)


                                SEI CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        PENNSYLVANIA                                      23-1707341
- ---------------------------------              ---------------------------------
 (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                     Identification Number)


           680 EAST SWEDESFORD ROAD, WAYNE, PENNSYLVANIA  19087-1658
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (610) 254-1000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                       ---

*APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No___

*APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995: 18,815,859 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
- -------  ---------------------

Item 1.  Financial Statements
- -------  --------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                (In thousands)

                                               March 31, 1995        December 31, 1994
                                               --------------        -----------------
                                                (unaudited)

Assets
- ------
Current assets:

Cash and cash equivalents                          $12,858               $ 20,232
Receivables, net                                    27,134                 27,961
Receivables from regulated investment companies      7,818                  6,286
Deferred income taxes                                2,596                  2,220
Prepaid expenses                                     2,140                  2,438
                                                    ------                -------

        Total current assets                        52,546                 59,137
                                                    ------                -------

Property and equipment, net                         29,190                 30,496
                                                    ------                -------

Other assets:

Investments available for sale                       5,186                     --
Customer lists, net                                  2,768                  2,940
Goodwill, net                                        4,205                  4,462
Other assets, net                                    5,751                  5,292
                                                    ------                -------
        Total other assets, net                     17,910                 12,694
                                                    ------                -------

        Total Assets                               $99,646               $102,327
                                                    ======                =======





       The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       (In thousands, except par value)


                                                        March 31, 1995             December 31, 1994
                                                        --------------             -----------------
                                                          (unaudited)

Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:

Accounts payable                                            $ 6,844                     $ 5,909
Accrued compensation                                          6,288                      15,347
Other accrued liabilities                                    20,116                      18,642
Deferred revenue                                              9,921                       9,760
                                                             ------                     -------

        Total current liabilities                            43,169                      49,658
                                                             ------                     -------


Deferred income taxes                                           683                       1,360
                                                             ------                     -------

Shareholders' equity:

Common stock, $.01 par value, 100,000 shares
 authorized; 18,816 and 18,781 shares issued
 and outstanding                                                188                         188
Capital in excess of par value                               50,106                      47,406
Retained earnings                                             5,456                       3,823
Cumulative translation adjustments                              (68)                       (108)
Unrealized holding gain on investments                          112                          --
                                                             ------                     -------

Total shareholders' equity                                   55,794                      51,309
                                                             ------                     -------

Total Liabilities and Shareholders' Equity                  $99,646                    $102,327
                                                             ======                     =======



       The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                           Three Months
                                                  ------------------------------
                                                          Ended March 31,
                                                  ------------------------------
                                                       1995             1994
                                                       ----             ----
Revenues                                             $64,728          $63,693

Expenses:
  Operating and development                           36,164           38,358
  Sales and marketing                                 16,410           14,071
  General and administrative                           4,178            4,169
                                                      ------           ------

Income before interest and income taxes                7,976            7,095
Interest income, net                                    (162)             (71)
                                                      ------           ------

Income before income taxes                             8,138            7,166
Income taxes                                           3,255            2,795
                                                      ------           ------

Net income                                           $ 4,883          $ 4,371
                                                      ======           ======

Earnings per common and common equivalent
   share (primary and fully diluted)                 $   .25          $   .21
                                                      ======           ======




       The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)
                                (In thousands)


                                                                         Three Months
                                                                ------------------------------
                                                                        Ended March 31,
                                                                ------------------------------
                                                                     1995             1994
                                                                     ----             ----
Cash flows from operating activities:
Net income                                                          $ 4,883         $ 4,371
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                                    3,723           4,037
     Tax benefit on stock options exercised                             775           1,488
     Other                                                           (1,532)           (890)
     Change in current assets and liabilities:
       Decrease (increase) in
        Receivables                                                     827          (2,805)
        Receivables from regulated investment companies              (1,532)           (182)
        Prepaid expenses                                                298             207
       Increase (decrease) in
        Accounts payable                                                935            (596)
        Accrued compensation                                         (9,059)         (5,823)
        Other accrued liabilities                                     2,977           2,569
        Deferred revenue                                                161             641
                                                                     ------          ------
       Net cash provided by operating activities                      2,456           3,017
                                                                     ------          ------
Cash flows from investing activities:
    Purchase of investments available for sale                       (5,000)             --
    Additions to property and equipment,
    including capitalized software                                   (2,002)         (1,801)
                                                                     ------          ------
    Net cash used in investing activities                            (7,002)         (1,801)
                                                                     ------          ------

Cash flows from financing activities:
        Purchase and retirement of common stock                      (3,794)        (12,189)
        Proceeds from issuance of common stock                        2,469           2,423
        Payment of dividend                                          (1,503)         (1,150)
                                                                     ------          ------
       Net cash used in financing activities                         (2,828)        (10,916)
                                                                     ------          ------

Net decrease in cash and cash equivalents                            (7,374)         (9,700)

Cash and cash equivalents, beginning of period                       20,232          17,898
                                                                     ------          ------

Cash and cash equivalents, end of period                            $12,858         $ 8,198
                                                                     ======          ======



       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------



Note 1.  Summary Financial Information and Results of Operations - In the
         -------------------------------------------------------
         opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.

         Interim Financial Information
         -----------------------------
         While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

         Property and Equipment
         ----------------------
         Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                             Estimated
                                                                                            Useful Lives
                                                   March 31, 1995     December 31, 1994      (In Years)
                                                   --------------     -----------------      ----------
            Equipment                                $47,135,000           $46,091,000                3
            Buildings, furniture and fixtures         20,608,000            20,612,000          3 to 39
            Leasehold improvements                     9,539,000             9,485,000       Lease Term
            Purchased software                         8,669,000             8,625,000                3
            Capitalized software                       5,735,000             5,376,000                3
            Information database                       4,380,000             4,380,000               10
            Land                                       4,065,000             4,065,000              N/A
            Construction in progress                   1,528,000             1,148,000              N/A
                                                     -----------            ----------

                                                     101,659,000            99,782,000

            Less: Accumulated depreciation
               and amortization                      (72,469,000)          (69,286,000)
                                                      ----------            ----------

                                                     $29,190,000           $30,496,000
                                                      ==========            ==========


         Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

         Statements of Cash Flows
         ------------------------
         For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

         Supplemental disclosures of cash received/paid during the three months ended March 31:

                                                                  1995             1994
                                                                  ----             ----
          Interest received                                   $  186,000          $100,000
          Income taxes paid (Federal and state)               $1,109,000          $936,000

         Interest paid during the three months ended March 31, 1995 and 1994 was immaterial.

         Reclassifications
         -----------------
         Prior period financial statements have been reclassified to conform with the current quarter's presentation.

Note 2.  Investments Available for Sale - The Company accounts for investments
         ------------------------------
         pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Prior to January 1, 1995, the Company had no material investments which would have been accounted for pursuant to SFAS 115. Unrealized holding gains and losses on these securities are reported as a separate component of Shareholders' equity. Investments available for sale consists of mutual funds sponsored by the Company which are primarily invested in equity securities.

         At March 31, 1995, Investments available for sale had a cost of $5,000,000 and a market value of $5,186,000. At that date, $186,000 of net unrealized gains on securities was included in Investments available for sale. Gross unrealized gains and unrealized losses were $194,000 and $8,000, respectively. The net change in unrealized gains on Investments available for sale was $112,000 (net of income taxes) for the three months ended March 31, 1995, and is included as a separate component of Shareholders' equity on the accompanying Consolidated Balance Sheets.

Note 3.  Earnings Per Share - The Company utilizes the modified treasury stock
         ------------------
         method to compute earnings per share since common share equivalents at the end of the period exceeded 20 percent of the number of common shares outstanding. Earnings per common and common equivalent share (primary earnings per share) is computed using the weighted average number of common shares and common share equivalents (stock options) outstanding. Earnings per share, assuming full dilution (fully diluted earnings per share), is based upon an increased number of shares that would be outstanding assuming exercise of stock options when the Company's stock price at the end of the period is higher than the average price within the respective period. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the earnings per chare calculation. For the three months ended March 31, 1995 and 1994, the weighted average shares outstanding for primary earnings per share were 19,522,000 and 20,818,000, respectively. Fully diluted earnings per share were not materially different from the primary earnings per share indicated.

Note 4.  Receivables - Receivables on the accompanying Consolidated Balance
         -----------
         Sheets consist of the following:

                                                       March 31, 1995            December 31, 1994
                                                       --------------            -----------------

         Trade receivables                               $14,522,000                 $15,433,000
         Fees earned, not received                         7,320,000                   7,895,000
         Fees earned, not billed                           7,092,000                   6,433,000
                                                          ----------                  ----------
                                                          28,934,000                  29,761,000

         Less:  Allowance for doubtful accounts           (1,800,000)                 (1,800,000)
                                                          ----------                  ----------

                                                         $27,134,000                 $27,961,000
                                                          ==========                  ==========

         Fees earned, not received represent brokerage commissions earned but not yet collected. Fees earned, not billed represent cash receivables earned but unbilled and result from timing differences between services provided and contractual billing schedules.

         Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets represent administration and distribution fees collected from the Company's wholly owned subsidiaries, SEI Financial Management Corporation and SEI Financial Services Company, for management and distribution services provided by these subsidiaries to various regulated investment companies.

Note 5.  Debt - The Company has a line of credit agreement (the "Agreement")
         ----
         with a bank which provides for borrowing of up to $20,000,000. The Agreement ends on May 31, 1995, at which time the outstanding principal balance, if any, becomes payable unless the Agreement is extended. The Company is obligated to pay a commitment fee equal to one-eighth percent per annum on the average daily unused portion of the commitment. The Company had no outstanding debt as of March 31, 1995 and December 31, 1994.

Note 6.  Common Stock Buyback - The Board of Directors has authorized the
         --------------------
         purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $150,729,000. The Company purchased 215,000 shares at a cost of $3,794,000 during the first quarter of 1995. Through March 31, 1995, a total of 12,035,000 shares at an aggregate cost of $141,148,000 have been repurchased and retired.

         The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 7.  Dividend - On December 15, 1994, the Board of Directors declared a cash
         --------
         dividend of $.08 per share on the Company's common stock, which was paid on January 19, 1995 to shareholders of record on December 23, 1994.

         The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

Note 8.  Segment Information - The Company has organized its operations around
         -------------------
         the markets to which it delivers products and services: Trust and Banking and Fund Sponsor/Investment Advisory. The Trust and Banking market provides information processing and software services, the distribution and administration of mutual funds and other financial products, recordkeeping services, performance measurement, and consulting services to banks. This market also provides custody and back-office support services to financial institutions. The Fund Sponsor/Investment Advisory market provides performance measurement, consulting, recordkeeping services, and investment solutions to plan sponsors and money managers along with strategic asset planning services to pension plans.

         The following tables highlight certain financial information about each of the Company's segments for the three months ended March 31, 1995 and 1994.

                                SEI CORPORATION
                               BUSINESS SEGMENTS
                                  (unaudited)


                                           Trust and       Fund Sponsor/        General
                                           Banking      Investment Advisory     and Admin.      Consolidated
                                           -------      -------------------     ----------      ------------

                                                   For the Three-Month Period Ended March 31, 1995
                                    ----------------------------------------------------------------------------
Revenues                                 $46,857,000        $17,871,000                         $64,728,000
                                          ==========         ==========                          ==========
Operating profit(loss)                   $12,591,000        $  (437,000)                        $12,154,000
                                          ==========         ==========
General and administrative expenses                                            $4,178,000         4,178,000
                                                                                =========

Interest income, net                                                                               (162,000)
                                                                                                 ----------
Income before income taxes                                                                      $ 8,138,000
                                                                                                 ==========
Depreciation and amortization            $ 2,723,000        $   922,000        $   78,000       $ 3,723,000
                                          ==========         ==========         =========        ==========

Capital expenditures including
 capitalized software                    $ 1,358,000        $   251,000        $  393,000       $ 2,002,000
                                          ==========         ==========         =========        ==========

                                                   For the Three-Month Period Ended March 31, 1994
                                    ----------------------------------------------------------------------------

Revenues                                 $44,697,000        $18,996,000                         $63,693,000
                                          ==========         ==========                          ==========
Operating profit(loss)                   $11,589,000        $  (325,000)                        $11,264,000
                                          ==========         ==========
General and administrative expenses                                            $4,169,000         4,169,000
                                                                                =========
Interest income, net                                                                                (71,000)
                                                                                                -----------

Income before income taxes                                                                     $  7,166,000
                                                                                                ===========

Depreciation and amortization            $ 3,265,000        $   687,000        $   85,000      $  4,037,000
                                          ==========         ==========         =========       ===========

Capital expenditures including
 capitalized software                    $ 1,590,000        $        --        $  211,000      $  1,801,000
                                          ==========         ==========         =========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company operates primarily in two business markets: Trust and Banking and Fund Sponsor/ Investment Advisory. Financial information on each of these markets is reflected in Note 8 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

First Quarter Ended March 31, 1995 Compared to First Quarter Ended March 31,
1994

The Company's results of operations for the first quarter of 1995 included revenues of $64,728,000, compared to $63,693,000 for the same period of 1994, an increase of 2 percent from the prior quarter. Net income for the first quarter of 1995 was $4,883,000 or $.25 per share, compared to $4,371,000 or $.21 per share reported in the same period of 1994. Earnings per share for first quarter 1995 increased 19 percent over the prior year's corresponding quarter. Assets under management at March 31, 1995 were $50.7 billion compared to $39.7 billion at March 31, 1994, an increase of 28 percent. Included in these assets are proprietary fund balances of $30.4 billion at March 31, 1995 and $21.8 billion at March 31, 1994, an increase of 39 percent. The Company's continued focus on total company and market unit profitability and ongoing internal process improvements continue to exert a positive impact on earnings.

TRUST AND BANKING - Revenues from Trust and Banking for the three months ended
- -----------------
March 31, 1995 and 1994 were $46,857,000 and $44,697,000, respectively.

                                        TRUST AND BANKING REVENUES
                                        --------------------------

                                        1ST QTR           1ST QTR          DOLLAR        PERCENT
                                         1995              1994            CHANGE         CHANGE
                                         ----              ----            ------         ------

Trust systems                         $25,564,000      $22,742,000       $2,822,000         12%
Financial services                     16,199,000       16,282,000          (83,000)        (1%)
Brokerage services                      3,175,000        2,915,000          260,000          9%
Defined contribution services           1,112,000        1,629,000         (517,000)       (32%)
Consulting and evaluation
  services                                807,000        1,129,000         (322,000)       (29%)
                                       ----------       ----------        ---------

  Total                               $46,857,000      $44,697,000       $2,160,000          5%
                                       ==========       ==========        =========

The $2,160,000 or 5 percent increase in this segment's revenues was due primarily to an increase in trust processing fees from new and existing clients and an increase in one-time implementation fees. The $2,822,000 or 12 percent growth in trust systems revenue was offset by declines in the defined contribution and consulting and evaluation business lines. Financial services revenue remained relatively flat from a year ago due primarily to the Company's decision to no longer participate in front-end sales loads for a certain mutual fund complex, a continued shift from higher-fee investment products to lower-fee investment products, and the sale of lower-fee proprietary funds. Proprietary fund balances in this segment increased 33 percent to $27.4 billion at March 31, 1995. Revenues are expected to expand in 1995 due to continued growth in assets from bank proprietary funds and from new products.

                          TRUST AND BANKING EXPENSES
                          --------------------------

                                        1ST QTR           1ST QTR          DOLLAR        PERCENT
                                         1995              1994            CHANGE         CHANGE
                                         ----              ----            ------         ------
Operating and development             $24,316,000      $26,116,000       $(1,800,000)      (7%)
Sales and marketing                   $ 9,950,000      $ 6,992,000       $ 2,958,000       42%

The $1,800,000 or 7 percent decrease in operating and development expense was primarily due to a decrease in production and depreciation expenses. The $2,958,000 or 42 percent increase in sales and marketing expense was due primarily to increases in travel and promotional expenses, along with an increase in consulting expense. Operating profit from Trust and Banking for the three months ended March 31, 1995 was $12,591,000, an increase of $1,002,000 or 9 percent from the $11,589,000 for the corresponding quarter of 1994. Operating margins increased to 27 percent for the three months ended March 31, 1995 compared to 26 percent for the three months ended March 31, 1994. Continued growth in revenues and assets from new and existing products and services, along with ongoing cost containment programs, should enable this market to expand both operating profits and margins in 1995.

FUND SPONSOR/INVESTMENT ADVISORY - Revenues from Fund Sponsor/Investment
- --------------------------------
Advisory for the three months ended March 31, 1995 and 1994 were $17,871,000 and $18,996,000, respectively.


                   FUND SPONSOR/INVESTMENT ADVISORY REVENUES
                   -----------------------------------------

                                        1ST QTR           1ST QTR          DOLLAR          PERCENT
                                         1995              1994            CHANGE           CHANGE
                                         ----              ----            ------           ------
Consulting and evaluation
  services                            $ 5,186,000      $ 7,708,000       $(2,522,000)        (33%)
Brokerage services                      4,936,000        5,273,000          (337,000)         (6%)
Asset management services               4,672,000        3,777,000           895,000          24%
Financial services                      2,759,000        1,625,000         1,134,000          70%
Defined contribution services             318,000          613,000          (295,000)        (48%)
                                        ---------        ---------         ---------

  Total                               $17,871,000      $18,996,000       $(1,125,000)         (6%)
                                       ==========       ==========         =========

The $1,125,000 or 6 percent decrease in this segment's revenues is primarily attributable to a decline in this segment's consulting business along with lower revenues from the brokerage and defined contribution product lines. These declines more than offset stronger growth in this segment's asset management and financial service businesses. The 24 percent increase in asset management fees is primarily a result of increased fees from Customized Asset Management Service ("CAMS"). Average fund balances in CAMS were $1.8 billion during the first quarter of 1995, compared to $1.1 billion during the corresponding period of 1994, an increase of 64 percent. The $1,134,000 or 70 percent increase in financial services revenue was due primarily from increased management fees from the sale of non-bank proprietary funds and from SEI's Lifetime Asset Management Program. Non-bank proprietary fund balances increased 150 percent from $1.2 billion at March 31, 1994 to $3.0 billion at March 31, 1995. Fund balances in SEI's Lifetime Asset Management Program, a mutual fund asset allocation service distributed through investment counselors, increased 74 percent from $384 million at March 31, 1994 to $669 million at March 31, 1995.


                   FUND SPONSOR/INVESTMENT ADVISORY EXPENSES
                   -----------------------------------------

                                       1ST QTR           1ST QTR           DOLLAR        PERCENT
                                         1995              1994            CHANGE         CHANGE
                                         ----              ----            ------         ------
Operating and development             $11,848,000      $12,242,000       $(394,000)        (3%)
Sales and marketing                   $ 6,460,000      $ 7,079,000       $(619,000)        (9%)

Operating and development expense remained relatively flat from the prior-year period. The $619,000 or 9 percent decrease in sales and marketing expense was due primarily to a decrease in sales compensation and travel expenses. The Fund Sponsor/Investment Advisory market unit recorded an operating loss of $437,000 for the three months ended March 31, 1995 compared to an operating loss of $325,000 in the corresponding period of 1994. The larger operating loss in this segment was primarily attributable to the decline in this segment's consulting business along with further losses in the defined contribution retirement business. The Fund Sponsor/Investment Advisory market is expected to move towards profitability due to stronger growth in this segment's asset management business.

OTHER INCOME AND EXPENSES - General and administrative expenses for the three
- -------------------------
months ended March 31, 1995 and 1994 were $4,178,000 and $4,169,000, respectively. General and administrative expenses remained relatively flat from the prior year.

Interest income for the three months ended March 31, 1995 and 1994 was $162,000 and $71,000, respectively. The increase in interest income is due primarily to an increase in short-term interest rates and an increase in the average cash balance invested during the first quarter of 1995 compared to the first quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES - The Company's ability to generate cash
- -------------------------------
adequate to meet its needs results primarily from cash flow from operations and its borrowing capacity. The Company has a line of credit agreement which provides for borrowings of up to $20,000,000 (See Note 5 of the Notes to Consolidated Financial Statements). At March 31, 1995, the Company's unused sources of liquidity consisted primarily of cash and cash equivalents of $12,858,000 and the entire line of credit of $20,000,000. The availability of the line of credit is subject to the Company's compliance with certain covenants set forth in the agreement. Cash flow generated from operations for the three months ended March 31, 1995 and 1994 was $2,456,000 and $3,017,000, respectively. Since January 1994, the Company has purchased 1,495,000 shares at a cost of $32.0 million, which includes 215,000 shares at a cost of $3.8 million purchased during the first three months of 1995. Capital expenditures, including capitalized software development costs, for the three months ended March 31, 1995 and 1994 were $2,002,000 and $1,801,000, respectively. In 1994, the Company purchased 90 acres of land for $4,065,000. The Company plans to construct a corporate campus on this site. Construction in progress related to this project was $1,528,000 at March 31, 1995. This corporate campus is expected to be completed in 1996 at a total estimated cost of $29,500,000, including related expenditures. The Company believes that excess cash provided by operations and anticipated long-term borrowing arrangements will provide adequate funds for all future costs relating to this campus.

The Company's operating cash flow, borrowing capacity, and liquidity should provide adequate funds for continuing operations, continued investment in new products and equipment, and its common stock repurchase program.

PART II.  OTHER INFORMATION
- --------  -----------------

ITEM 6.  EXHIBITS AND REPORTS ON REPORT 8-K
- -------  ----------------------------------

         (a)  The following is a list of exhibits filed as part of the Form
              10-Q.

              Exhibit 11.  Earnings per share calculations.
              Exhibit 27.  Financial Data Schedule.


         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed for the three-month period ended March 31, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SEI CORPORATION



Date    May 11, 1995             By/s/         Cris Brookmyer
    ---------------------          --------------------------------------
                                               Cris Brookmyer
                                       Vice President and Controller

                       SEI CORPORATION AND SUBSIDIARIES
                       --------------------------------

                  EXHIBIT 11 - EARNINGS PER SHARE CALCULATION
                  -------------------------------------------

                  FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
                  -------------------------------------------

                                                     1995                    1994
                                                    ------                  ------

Earnings per common and common
   equivalent share (Primary EPS):

   Net income                                     $ 4,883,000             $ 4,371,000
                                                   ==========              ==========

   Weighted average number of
   shares issued and outstanding                   18,764,000              19,084,000

   Dilutive effect (excess of
   number of shares issuable over
   number of shares assumed to be
   repurchased with the proceeds,
   using the average market price
   during the period) of
   outstanding options                                758,000               1,734,000
                                                   ----------              ----------
   Adjusted weighted average number
   of shares outstanding                           19,522,000              20,818,000
                                                   ==========              ==========

   Earnings per common and common
   equivalent share                               $       .25             $       .21
                                                   ==========              ==========

                       .SEI CORPORATION AND SUBSIDIARIES
                       ---------------------------------

                  EXHIBIT 11 - EARNINGS PER SHARE CALCULATION
                  -------------------------------------------

                  FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
                  ------------------------------------------


                                                              1995                    1994
                                                             ------                  ------

Earnings per common and common
   equivalent share, assuming full dilution
   (Fully diluted EPS):

   Net income                                              $ 4,883,000             $ 4,371,000
                                                            ==========              ==========

   Weighted average number of
   shares issued and outstanding                            18,764,000              19,084,000

   Dilutive effect (excess of
   number of shares issuable over
   number of shares assumed to be
   repurchased with the proceeds,
   using the higher of the average market price
   or ending price during the period) of
   outstanding options                                         818,000               1,734,000
                                                            ----------              ----------

   Adjusted weighted average number
   of shares outstanding, assuming full dilution            19,582,000              20,818,000
                                                            ==========              ==========

   Earnings per common and common
   equivalent share, assuming full dilution                $       .25             $       .21
                                                            ==========              ==========