Form 10-Q
period 1995-06-30
SEI CORP
filed 1995-08-11
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
  X Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ----
Exchange Act of 1934 for the quarterly period ended JUNE 30, 1995 or
                                                    -------------
_______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                                    0-10200
- --------------------------------------------------------------------------------
                           (Commission File Number)

                                SEI CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                      23-1707341
- ---------------------------------            -----------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification Number)

           680 EAST SWEDESFORD ROAD, WAYNE, PENNSYLVANIA  19087-1658
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995: 18,845,028 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
- -------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS
- -------  --------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                (In thousands)

                                                       June 30, 1995       December 31, 1994
                                                       -------------       -----------------
                                                        (unaudited)

Assets
- ------

Current assets:

Cash and cash equivalents                                  $ 9,426                $20,232
Receivables, net                                            22,705                 17,268
Receivables from regulated investment companies              7,221                  6,286
Deferred income taxes                                          868                  2,157
Prepaid expenses and other current assets                    2,409                  2,351
                                                            ------                 ------

        Total current assets                                42,629                 48,294
                                                            ------                 ------

Property and equipment, net                                 27,464                 28,217
                                                            ------                 ------

Net assets of discontinued operations                        6,285                  9,101
                                                            ------                 ------

Other assets:

Investments available for sale                               5,555                     --
Customer lists, net                                            178                    244
Deferred income taxes                                        1,043                     --
Other assets, net                                            6,060                  5,292
                                                            ------                 ------

        Total other assets, net                             12,836                  5,536
                                                            ------                 ------

        Total Assets                                       $89,214                $91,148
                                                            ======                 ======




        The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       (In thousands, except par value)

                                                            June 30, 1995        December 31,1994
                                                            -------------        ----------------
                                                             (unaudited)

Liabilities and Shareholders' Equity
- ------------------------------------

Current liabilities:

Accounts payable                                               $ 4,963                $ 4,431
Accrued compensation                                             8,417                 14,121
Other accrued liabilities                                       14,496                 16,206
Deferred revenue                                                 3,866                  4,267
                                                                ------                 ------

        Total current liabilities                               31,742                 39,025
                                                                ------                 ------

Deferred income taxes                                               --                    814
                                                                ------                 ------
Shareholders' equity:

Common stock, $.01 par value, 100,000 shares
 authorized; 18,845 and 18,781 shares issued
 and outstanding                                                   188                    188
Capital in excess of par value                                  51,649                 47,406
Retained earnings                                                5,449                  3,823
Cumulative translation adjustments                                 (67)                  (108)
Unrealized holding gain on investments                             253                     --
                                                                ------                 ------

        Total shareholders' equity                              57,472                 51,309
                                                                ------                 ------

        Total Liabilities and Shareholders' Equity             $89,214                $91,148
                                                                ======                 ======




        The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                                                   Three Months
                                                                        ----------------------------------
                                                                                  Ended June 30,
                                                                        ----------------------------------
                                                                                1995            1994
                                                                                ----            ----

Revenues                                                                      $55,737         $51,012

Expenses:
  Operating and development                                                    29,267          27,723
  Sales and marketing                                                          14,726          11,507
  General and administrative                                                    4,424           4,268
                                                                               ------          ------

Income from continuing operations before interest and income taxes              7,320           7,514
Interest income, net                                                             (220)            (58)
                                                                               ------          ------

Income from continuing operations before income taxes                           7,540           7,572
Income taxes                                                                    3,016           2,951
                                                                               ------          ------

Income from continuing operations                                               4,524           4,621

Income (loss) from discontinued operations, net
  of income tax (benefit) expense of $(603) and $4                               (904)              2
                                                                               ------          ------

Net income                                                                    $ 3,620         $ 4,623
                                                                               ======          ======

Earnings per share from continuing operations                                 $   .23         $   .23

Loss per share from discontinued operations                                      (.05)             --
                                                                               ------          ------

Earnings per common and common equivalent share
  (primary and fully diluted)                                                 $   .18         $   .23
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

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                                                    Six Months
                                                                        ----------------------------------
                                                                                  Ended June 30,
                                                                        ----------------------------------
                                                                               1995             1994
                                                                               ----             ----

Revenues                                                                    $109,236          $99,486

Expenses:
  Operating and development                                                   55,930           55,474
  Sales and marketing                                                         27,678           22,396
  General and administrative                                                   8,602            8,437
                                                                             -------           ------

Income from continuing operations before interest and income taxes            17,026           13,179
Interest income, net                                                            (382)            (129)
                                                                             -------           ------

Income from continuing operations before income taxes                         17,408           13,308
Income taxes                                                                   6,963            5,131
                                                                             -------           ------

Income from continuing operations                                             10,445            8,177

Income (loss) from discontinued operations, net
  of income tax (benefit) expense of $(1,295) and $619                        (1,942)             817
                                                                             -------           ------

Net income                                                                  $  8,503          $ 8,994
                                                                             =======           ======

Earnings per share from continuing operations                               $    .53          $   .40

Earnings (loss) per share from discontinued operations                          (.10)             .04
                                                                             -------           ------

Earnings per common and common equivalent share
  (primary and fully diluted)                                               $    .43          $   .44
                                                                             =======           ======





        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)
                                (In thousands)

                                                                                    Six Months
                                                                        ----------------------------------
                                                                                  Ended June 30,
                                                                        ----------------------------------
                                                                               1995             1994
                                                                               ----             ----

Cash flows from operating activities:
Net income                                                                   $ 8,503          $ 8,994
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                                             5,886            5,909
     Provision for losses on receivables                                          --              369
     Discontinued operations                                                   2,816             (185)
     Tax benefit on stock options exercised                                    1,150            2,743
     Other                                                                    (1,658)          (1,538)
     Change in current assets and liabilities:
       Decrease (increase) in
         Receivables, net                                                     (5,437)          (4,661)
         Receivables from regulated investment companies                        (935)            (185)
         Prepaid expenses and other current assets                               (58)              99
       Increase (decrease) in
         Accounts payable                                                        532              461
         Accrued compensation                                                 (5,704)          (5,057)
         Other accrued liabilities                                              (207)             988
         Deferred revenue                                                       (401)             481
                                                                             -------          -------
       Net cash provided by operating activities                               4,487            8,418
                                                                             -------          -------

Cash flows from investing activities:
     Purchase of investments available for sale                               (5,132)              --
     Additions to property and equipment,
      including capitalized software                                          (5,074)          (4,216)
     Other                                                                       200              100
                                                                             -------          -------
       Net cash used in investing activities                                 (10,006)          (4,116)
                                                                             -------          -------

Cash flows from financing activities:
     Purchase and retirement of common stock                                  (5,781)         (21,698)
     Proceeds from issuance of common stock                                    3,890            4,851
     Payment of dividends                                                     (3,396)          (2,650)
                                                                             -------          -------
       Net cash used in financing activities                                  (5,287)         (19,497)
                                                                             -------          -------

Net decrease in cash and cash equivalents                                    (10,806)         (15,195)

Cash and cash equivalents, beginning of period                                20,232           17,898
                                                                              ------           ------

Cash and cash equivalents, end of period                                     $ 9,426          $ 2,703
                                                                              ======           ======




        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



Note 1.   Summary Financial Information and Results of Operations - In the
          -------------------------------------------------------
          opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, and the cash flows for the six months ended June 30, 1995 and 1994.

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

          Property and Equipment
          ----------------------
          Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                               Estimated
                                                                                             Useful Lives
                                                  June 30, 1995       December 31, 1994       (In Years)
                                                  -------------       -----------------       ----------

          Equipment                                 $44,364,000             $43,164,000                3
          Buildings, furniture and fixtures          16,869,000              16,704,000          3 to 39
          Leasehold improvements                      9,666,000               9,275,000       Lease Term
          Purchased software                          6,914,000               6,810,000                3
          Capitalized software                        5,979,000               5,103,000                3
          Information database                          360,000                 360,000               10
          Land                                        4,065,000               4,065,000              N/A
          Construction in progress                    2,250,000               1,148,000              N/A
                                                     ----------              ----------

                                                     90,467,000              86,629,000
          Less:  Accumulated depreciation
                and amortization                    (63,003,000)            (58,412,000)
                                                     ----------              ----------

                                                    $27,464,000             $28,217,000
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

          Supplemental disclosures of cash received/paid during the six months ended June 30:

                                                      1995               1994
                                                      ----               ----

          Interest received                          $337,000           $167,000
          Income taxes paid (Federal and state)    $7,893,000         $5,900,000

          Interest paid during the six months ended June 30, 1995 and 1994 was immaterial.

          Reclassifications
          -----------------
          Prior period financial statements have been reclassified to conform with the current quarter's presentation.

Note 2.   Discontinued Operations - In May 1995, the Company's Board of
          -----------------------
          Directors approved a formal plan of disposal for the SEI Capital Resources Division ("CR") and the SEI Defined Contribution Retirement Services Division ("DC"). CR provides investment performance evaluation services, consulting services, and brokerage services to plan sponsors and investment advisors. DC provides administrative and processing services, recordkeeping and payment software, and employee retirement planning materials for use by defined contribution plans. The Company anticipates that these disposals will be completed by December 31, 1995. For CR, the expected manner of disposal is the sale of its assets. For DC, its full-service recordkeeping operations will be assumed by KPMG Peat Marwick ("KPMG"). Under the terms of the agreement, SEI's DC operations will be merged into KPMG's existing operations.

          CR and DC are being accounted for as discontinued operations with a measurement date of May 31, 1995. The Consolidated Financial Statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. The Company expects that the sale of CR will result in a gain on the disposal of CR's assets which will be sufficient to offset the losses of DC from the measurement date to the disposal date and the loss on the disposal of DC. As a result, no estimated losses for DC have been accrued and the net gain will be recognized when realized. The net income or net loss from discontinued operations from the measurement date to the disposal date will be recorded as an adjustment to the net assets or net liabilities of the discontinued operations on the accompanying Consolidated Balance Sheets. Prior periods have been restated.

          Operating results for the discontinued operations were:

                                            Two Months      Three Months     Five Months      Six Months
                                            ----------      ------------     -----------      ----------
                                           Ended May 31,   Ended June 30,   Ended May 31,   Ended June 30,
                                           -------------   --------------   -------------   --------------
                                                 1995            1994             1995            1994
                                                 ----            ----             ----            ----

          Operating revenues                 $ 6,445,000      $13,664,000     $17,674,000      $28,883,000
                                               =========       ==========      ==========       ==========
          Income (loss) from operations
            before income taxes              $(1,507,000)     $     6,000     $(3,237,000)     $ 1,436,000
          Income tax benefit (expense)           603,000           (4,000)      1,295,000         (619,000)
                                              ----------       ----------      ----------       ----------
          Income (loss) from operations      $  (904,000)     $     2,000     $(1,942,000)     $   817,000
                                              ==========       ==========      ==========       ==========

          The assets and liabilities of CR and DC have been reclassified on the Consolidated Balance Sheets to separately identify them as net assets or net liabilities of discontinued operations. A summary of these net assets is as follows:

                                                     June 30, 1995    December 31, 1994
                                                     -------------    -----------------

          Current assets                              $10,292,000         $10,843,000
          Property and equipment, net                   1,800,000           2,279,000
          Other assets                                  6,366,000           7,158,000
          Current liabilities                         (12,786,000)        (10,633,000)
          Other long-term liabilities                    (138,000)           (546,000)
          Loss from discontinued operations for
           the period June 1, 1995 to June 30,
           1995, net of income tax benefit of $281        751,000                 --
                                                       ----------          ----------

          Net assets                                  $ 6,285,000         $ 9,101,000
                                                       ==========          ==========

Note 3.   Investments Available for Sale - The Company accounts for investments
          ------------------------------
          pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Prior to January 1, 1995, the Company had no material investments which would have been accounted for pursuant to SFAS 115. Unrealized holding gains and losses on these securities are reported as a separate component of Shareholders' equity. Investments available for sale consists of mutual funds sponsored by the Company which are primarily invested in equity securities.

          At June 30, 1995, Investments available for sale had a cost of $5,132,000 and a market value of $5,555,000. At that date, $423,000 of net unrealized gains on securities were included in Investments available for sale. There were no unrealized losses as of June 30, 1995. The net change in unrealized gains on Investments available for sale was $253,000 (net of income taxes) for the six months ended June 30, 1995, and is included as a separate component of Shareholders' equity on the accompanying Consolidated Balance Sheets.

Note 4.   Earnings Per Share - The Company utilizes the modified treasury stock
          ------------------
          method to compute earnings per share since common share equivalents at the end of the period exceeded 20 percent of the number of common shares outstanding. Earnings per common and common equivalent share (primary earnings per share) is computed using the weighted average number of common shares and common share equivalents (stock options) outstanding. Earnings per share, assuming full dilution (fully diluted earnings per share), is based upon an increased number of shares that would be outstanding assuming exercise of stock options when the Company's stock price at the end of the period is higher than the average price within the respective period. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the earnings per share calculation. For the three months ended June 30, 1995 and 1994, the weighted average shares outstanding for primary earnings per share were 19,668,000 and 20,100,000, respectively. For the six months ended June 30, 1995 and 1994, the weighted average shares outstanding for primary earnings per share were 19,598,000 and 20,497,000, respectively. Fully diluted earnings per share were not materially different from the primary earnings per share indicated.

Note 5.   Receivables - Receivables on the accompanying Consolidated Balance
          -----------
          Sheets consist of the following:

                                                        June 30,1995        December 31, 1994
                                                        ------------        -----------------

          Trade receivables                              $14,591,000           $11,282,000
          Fees earned, not received                        2,818,000             1,425,000
          Fees earned, not billed                          6,304,000             5,767,000
                                                          ----------            ----------

                                                          23,713,000            18,474,000

          Less:  Allowance for doubtful accounts          (1,008,000)           (1,206,000)
                                                          ----------            ----------

                                                         $22,705,000           $17,268,000
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

Note 6.   Debt - The Company has a line of credit agreement (the "Agreement")
          ----
          with a bank which provides for borrowing of up to $20,000,000. The Agreement ends on May 31, 1996, at which time the outstanding principal balance, if any, becomes payable unless the Agreement is extended. The Company is obligated to pay a commitment fee equal to one-eighth percent per annum on the average daily unused portion of the commitment. The Company had no outstanding debt as of June 30, 1995 and December 31, 1994.

Note 7.   Common Stock Buyback - The Board of Directors has authorized the
          --------------------
          purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $175,729,000. The Company purchased 100,000 shares at a cost of $1,987,000 during the second quarter of 1995, bringing the year-to-date total to 315,000 shares at a cost of $5,781,000. Through June 30, 1995, a total of 12,135,000 shares at an aggregate cost of $143,135,000 have been repurchased and retired.

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

Note 8.   Dividend - On May 16, 1995, the Board of Directors declared a cash
          --------
          dividend of $.10 per share on the Company's common stock, which was paid on June 29, 1995 to shareholders of record on June 8, 1995.

          The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

Note 9.   Subsequent Event - In July 1995, the Company purchased an additional
          ----------------
          515,000 shares of common stock at a cost of $11,540,000. The Company borrowed $11,000,000 from the line of credit agreement to fund the purchase of these shares.

Note 10.  Segment Information - The Company has redefined its two business
          -------------------
          segments to reflect the Company's focus around two core product lines:
          Investment Technology and Services and Asset Management. Previously, the business segments were defined by markets, not products. The Investment Technology and Services segment consists of the Company's trust technology and proprietary mutual fund businesses. The Asset Management segment consists of the Company's liquidity management, asset management, and mutual fund businesses.

          The following tables highlight certain financial information about each of the Company's segments for the three and six months ended June 30, 1995 and 1994. Prior-year business segment information has been restated to conform with current-year presentation.

                                SEI CORPORATION
                               BUSINESS SEGMENTS
                                  (unaudited)

                                                   Investment
                                                 Technology and         Asset           General
                                                    Services         Management       and Admin.       Consolidated
                                                    --------         ----------       ----------       ------------


                                                            For the Three-Month Period Ended June 30, 1995
                                                ----------------------------------------------------------------------

Revenues                                           $38,986,000       $16,751,000                        $55,737,000
                                                    ==========        ==========                         ==========
Operating profit                                   $10,510,000       $ 1,234,000                        $11,744,000
                                                    ==========        ==========
General and administrative expenses                                                    $4,424,000         4,424,000
                                                                                        =========
Interest income, net                                                                                       (220,000)
                                                                                                         ----------

Income from continuing operations
  before income taxes                                                                                   $ 7,540,000
                                                                                                         ==========

Depreciation and amortization                      $ 2,316,000       $   557,000       $   73,000       $ 2,946,000
                                                    ==========        ==========        =========        ==========

Capital expenditures including
  capitalized software                             $ 1,642,000       $   311,000       $1,191,000       $ 3,144,000
                                                    ==========        ==========        =========        ==========

                                                            For the Three-Month Period Ended June 30, 1994
                                                ----------------------------------------------------------------------

Revenues                                           $33,882,000       $17,130,000                        $51,012,000
                                                    ==========        ==========                         ==========
Operating profit                                   $ 9,279,000       $ 2,503,000                        $11,782,000
                                                    ==========        ==========
General and administrative expenses                                                    $4,268,000         4,268,000
                                                                                        =========
Interest income, net                                                                                        (58,000)
                                                                                                         ----------

Income from continuing operations
  before income taxes                                                                                   $ 7,572,000
                                                                                                         ==========


Depreciation and amortization                      $ 2,364,000       $   499,000       $   75,000       $ 2,938,000
                                                    ==========        ==========        =========        ==========

Capital expenditures including
  capitalized software                             $ 2,638,000       $   107,000       $   37,000       $ 2,782,000
                                                   ===========       ===========       ==========       ===========

                                SEI CORPORATION
                               BUSINESS SEGMENTS
                                  (unaudited)

                                                       Investment
                                                     Technology and         Asset             General
                                                        Services         Management         and Admin.         Consolidated
                                                        --------         ----------         ----------         ------------


                                                                 For the Six-Month Period Ended June 30, 1995
                                                 -----------------------------------------------------------------------------

Revenues                                               $75,528,000       $33,708,000                           $109,236,000
                                                        ==========        ==========                            ===========
Operating profit                                       $21,432,000       $ 4,196,000                           $ 25,628,000
                                                        ==========        ==========
General and administrative expenses                                                         $ 8,602,000           8,602,000
                                                                                             ==========
Interest income, net                                                                                               (382,000)
                                                                                                                 ----------

Income from continuing operations
  before income taxes                                                                                          $ 17,408,000
                                                                                                                ===========

Depreciation and amortization                          $ 4,602,000       $ 1,126,000        $   158,000        $  5,886,000
                                                        ==========        ==========         ==========         ===========

Capital expenditures including
  capitalized software                                 $ 2,901,000       $   589,000        $ 1,584,000        $  5,074,000
                                                        ==========        ==========         ==========         ===========

                                                                 For the Six-Month Period Ended June 30, 1994
                                                 -----------------------------------------------------------------------------

Revenues                                               $65,985,000       $33,501,000                            $99,486,000
                                                        ==========        ==========                             ==========
Operating profit                                       $16,338,000       $ 5,278,000                            $21,616,000
                                                        ==========        ==========
General and administrative expenses                                                          $8,437,000           8,437,000
                                                                                              =========
Interest income, net                                                                                               (129,000)
                                                                                                                -----------

Income from continuing operations
  before income taxes                                                                                          $ 13,308,000
                                                                                                                ===========

Depreciation and amortization                          $ 4,709,000       $ 1,040,000        $   160,000        $  5,909,000
                                                        ==========        ==========         ==========         ===========

Capital expenditures including
  capitalized software                                 $ 3,749,000       $   219,000        $   248,000        $  4,216,000
                                                        ==========        ==========         ==========         ===========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


The Company operates primarily in two business segments: Investment Technology and Services and Asset Management. Financial information for each of these segments is reflected in Note 10 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

Second Quarter Ended June 30, 1995 Compared to Second Quarter Ended June 30,
1994

The Company's results of operations for the second quarter of 1995 included revenues from continuing operations of $55,737,000, compared to $51,012,000 for the same period of 1994, an increase of 9 percent from the prior year's corresponding quarter. Income from continuing operations for the second quarter of 1995 was $4,524,000, compared to $4,621,000 in the same period of 1994. Earnings per share from continuing operations for the three months ended June 30, 1995 and 1994 was $.23. Earnings were flat from the prior-year period due to substantial investments the Company made in sales, marketing, and technology which offset additional operating profit from increased revenues. Total fund balances at June 30, 1995 were $54.8 billion compared to $41.1 billion at June 30, 1994, an increase of 33 percent. Included in these totals are proprietary fund balances of $34.5 billion at June 30, 1995 and $20.3 billion at June 30, 1994, an increase of 70 percent.

INVESTMENT TECHNOLOGY AND SERVICES - Revenues from Investment Technology and
- ----------------------------------
Services for the three months ended June 30, 1995 and 1994 were $38,986,000 and $33,882,000, respectively.


                  INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                  -------------------------------------------

                                   2ND QTR           2ND QTR           DOLLAR            PERCENT
                                    1995              1994             CHANGE             CHANGE
                                    ----              ----             ------             ------

Trust systems and services       $27,881,000       $25,851,000       $2,030,000              8%
Proprietary fund services         11,105,000         8,031,000        3,074,000             38%
                                 -----------       -----------       ----------

     Total                       $38,986,000       $33,882,000       $5,104,000             15%
                                 ===========       ===========       ==========

The 15 percent increase in this segment's revenues was due to growth in both its trust technology and proprietary mutual fund businesses. Trust systems revenue increased 8 percent primarily from an increase in one-time implementation fees. Proprietary fund services revenue increased 38 percent from the prior-year period due to an increase in average proprietary fund balances over the past year. Average proprietary fund balances increased $12.1 billion or 60 percent from $20.2 billion during the second quarter of 1994 to $32.3 billion during the second quarter of 1995. This increase in proprietary fund balances was the result of growth in existing fund complexes and the commencement of new fund complexes during the past year. Revenues should continue to expand for the remainder of 1995 due to continued growth in fund balances from bank proprietary funds. However, this increase may be partially offset by the loss of bank proprietary funds as a result of mergers among banks.

                  INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                  -------------------------------------------

                                   2ND QTR           2ND QTR           DOLLAR            PERCENT
                                    1995              1994             CHANGE             CHANGE
                                    ----              ----             ------             ------

Operating and development        $20,520,000       $19,090,000       $1,430,000              7%
Sales and marketing              $ 7,956,000       $ 5,513,000       $2,443,000             44%

The 7 percent increase in operating and development expense was primarily due to an increase in consulting expense. The 44 percent increase in sales and marketing expense was due primarily to an increase in personnel expense. Operating profit from Investment Technology and Services for the three months ended June 30, 1995 was $10,510,000, an increase of 13 percent from the $9,279,000 for the corresponding quarter of 1994. Operating margins were 27 percent for the three months ended June 30, 1995 and 1994. This segment should continue to expand revenues and operating profits for the remainder of 1995, despite significant investments in technology.

ASSET MANAGEMENT - Revenues from Asset Management for the three months ended
- ----------------
June 30, 1995 and 1994 were $16,751,000 and $17,130,000, respectively.


                           ASSET MANAGEMENT REVENUES
                           -------------------------

                                  2ND QTR           2ND QTR           DOLLAR            PERCENT
                                   1995              1994             CHANGE            CHANGE
                                   ----              ----             ------            ------

Liquidity services              $ 5,509,000       $ 5,229,000       $ 280,000              5%
Mutual fund services              4,628,000         4,848,000        (220,000)            (5%)
Asset management services         3,464,000         4,138,000        (674,000)           (16%)
Brokerage and consulting
   services                       3,150,000         2,915,000         235,000              8%
                                 ----------        ----------        --------

   Total                        $16,751,000       $17,130,000       $(379,000)            (2%)
                                 ==========        ==========        ========

The 2 percent decrease in this segment's revenues is primarily attributable to declining revenues in the asset management business due to a runoff from de-emphasized products. This decline more than offset growth in this segment's liquidity business. The 5 percent increase in liquidity services was a result of increased fees from the Company's new cash sweep product. The 16 percent decrease in asset management services is primarily a result of a decrease in fees from the International Equity Fund and from SEI's mutual fund asset allocation programs. These decreases were partially offset by an increase in fees from the Company's Customized Asset Management Services ("CAMS") product. Average fund balances in CAMS continued to increase from $1.4 billion during the second quarter of 1994 to $2.0 billion during the second quarter of 1995, an increase of 43 percent. The 5 percent decrease in mutual fund services revenue was due primarily to a decrease in fund balances of the Company's Family of Funds and a shift from higher-fee to lower-fee products within these funds.


                           ASSET MANAGEMENT EXPENSES
                           -------------------------

                                  2ND QTR           2ND QTR           DOLLAR           PERCENT
                                    1995              1994            CHANGE            CHANGE
                                    ----              ----            ------            ------

Operating and development        $8,747,000        $8,633,000        $114,000              1%
Sales and marketing              $6,770,000        $5,994,000        $776,000             13%

Operating and development expense remained relatively flat from the prior-year period despite an increase in consulting expense during the second quarter of 1995. The 13 percent increase in sales and marketing expense was due primarily to an increase in promotion and travel expenses. The Asset Management segment recorded an operating profit of $1,234,000 for the three months ended June 30, 1995 compared to an operating profit of $2,503,000 in the corresponding period of 1994. The decline in operating profit in this segment is primarily attributable to substantial investments the Company has made in its asset management business. The Asset Management segment is expected to show improved operating results by the end of 1995 as a result of growth in its core asset management business and continued growth in its liquidity business.

OTHER INCOME AND EXPENSES - General and administrative expenses for the three
- -------------------------
months ended June 30, 1995 and 1994 were $4,424,000 and $4,268,000, respectively. General and administrative expenses remained relatively flat from the prior year.

Interest income for the three months ended June 30, 1995 and 1994 was $220,000 and $58,000, respectively. The increase in interest income is due primarily to an increase in short-term interest rates and an increase in the average cash balance invested during the second quarter of 1995 compared to the second quarter of 1994.


Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

The Company's results of operations for the six months ended June 30, 1995 included revenues from continuing operations of $109,236,000, compared to $99,486,000 for the same period of 1994, an increase of 10 percent from the prior period. Income from continuing operations for the first six months of 1995 was $10,445,000 or $.53 per share, compared to $8,177,000 or $.40 per share reported in the same period of 1994. Earnings per share from continuing operations increased 33 percent over the prior year's corresponding period.

INVESTMENT TECHNOLOGY AND SERVICES - Revenues from Investment Technology and
- ----------------------------------
Services for the six months ended June 30, 1995 and 1994 were $75,528,000 and $65,985,000, respectively.


                  INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                  -------------------------------------------

                                    SIX MONTHS        SIX MONTHS          DOLLAR         PERCENT
                                       1995              1994             CHANGE          CHANGE
                                       ----              ----             ------          ------

Trust systems and services          $54,879,000       $49,614,000       $5,265,000         11%
Proprietary fund services            20,649,000        16,371,000        4,278,000         26%
                                     ----------        ----------        ---------

     Total                          $75,528,000       $65,985,000       $9,543,000         14%
                                     ==========        ==========        =========

The 14 percent increase in this segment's revenues was due to growth in both its trust technology and proprietary mutual fund businesses. Trust systems revenue increased 11 percent primarily from an increase in one-time implementation fees along with increased processing and custom programming fees from existing clients. Proprietary fund services revenue increased 26 percent from a year ago due to an increase in average proprietary fund balances over the past year. Average proprietary fund balances increased $11.5 billion or 61 percent from $18.7 billion during the first six months of 1994 to $30.2 billion during the first six months of 1995. This increase in proprietary fund balances was the result of growth in existing fund complexes and the commencement of new fund complexes during the past year.


                  INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                  -------------------------------------------

                                    SIX MONTHS        SIX MONTHS          DOLLAR         PERCENT
                                       1995              1994             CHANGE          CHANGE
                                       ----              ----             ------          ------

Operating and development           $39,099,000       $39,062,000       $   37,000         ---
Sales and marketing                 $14,997,000       $10,585,000       $4,412,000         42%

Operating and development expense remained relatively flat as a substantial increase in consulting expense offset a decline in salary and benefits expense. The 42 percent increase in sales and marketing expense was due primarily to an increase in personnel expense. Operating profit from Investment Technology and Services for the six months ended June 30, 1995 was $21,432,000, an increase of 31 percent from the $16,338,000 for the corresponding period of 1994. Operating margins increased to 28 percent for the six months ended June 30, 1995 compared to 25 percent for the six months ended June 30, 1994.

ASSET MANAGEMENT - Revenues from Asset Management for the six months ended June
- ----------------
30, 1995 and 1994 were $33,708,000 and $33,501,000, respectively.


                           ASSET MANAGEMENT REVENUES
                           -------------------------

                              SIX MONTHS      SIX MONTHS        DOLLAR             PERCENT
                                 1995            1994           CHANGE             CHANGE
                                 ----            ----           ------             ------

Liquidity services           $10,995,000     $10,717,000       $278,000              3%
Mutual fund services           9,190,000       9,251,000        (61,000)            (1%)
Asset management services      7,681,000       7,801,000       (120,000)            (2%)
Brokerage and consulting
     services                  5,842,000       5,732,000        110,000              2%
                               ---------       ---------        -------
     Total                   $33,708,000     $33,501,000       $207,000              1%
                              ==========      ==========       ========

Revenues from this segment increased slightly as growth in this segment's liquidity business was partly offset by a decline in the asset management business. The 3 percent increase in liquidity services revenue was a result of increased fees from the Company's new cash sweep product. The 2 percent decrease in asset management services is primarily a result of a decrease in fees from the International Equity Fund and SEI's mutual fund asset allocation programs which offset continued revenue growth from the Company's CAMS product. Average fund balances in CAMS increased from $1.3 billion during the first six months of 1994 to $1.9 billion during the first six months of 1995, an increase of 46 percent. The decrease in mutual fund services revenue was due primarily to a decrease in fund balances of the Company's Family of Funds and a shift from higher-fee to lower-fee products within these funds.


                           ASSET MANAGEMENT EXPENSES
                           -------------------------

                              SIX MONTHS      SIX MONTHS       DOLLAR           PERCENT
                                 1995            1994          CHANGE           CHANGE
                                 ----            ----          ------           ------

Operating and development    $16,831,000     $16,412,000     $419,000             3%
Sales and marketing          $12,681,000     $11,811,000     $870,000             7%

The 3 percent increase in operating and development expense is due primarily to an increase in consulting expense. The 7 percent increase in sales and marketing expense was due primarily to an increase in personnel and travel expenses. The Asset Management segment recorded an operating profit of $4,196,000 for the six months ended June 30, 1995 compared to an operating profit of $5,278,000 in the corresponding period of 1994. The decline in operating profit in this segment is primarily attributable to substantial investments the Company has made in its asset management business.

OTHER INCOME AND EXPENSES - General and administrative expenses for the six
- -------------------------
months ended June 30, 1995 and 1994 were $8,602,000 and $8,437,000, respectively. General and administrative expenses remained relatively flat from the prior year.

Interest income for the six months ended June 30, 1995 and 1994 was $382,000 and $129,000, respectively. The increase in interest income is due primarily to an increase in short-term interest rates and an increase in the average cash balance invested during the first six months of 1995 compared to the first six months of 1994.

LIQUIDITY AND CAPITAL RESOURCES - The Company's ability to generate cash
- -------------------------------
adequate to meet its needs results primarily from cash flow from operations and its borrowing capacity. The Company has a line of credit agreement which provides for borrowings of up to $20,000,000 (See Note 6 of the Notes to Consolidated Financial Statements). At June 30, 1995, the Company's unused sources of liquidity consisted primarily of cash and cash equivalents of $4,426,000 and the entire line of credit of $20,000,000. The availability of the line of credit is subject to the Company's compliance with certain covenants set forth in the agreement. The Company has an additional $5,000,000 of cash and cash equivalents which is reserved for various investment opportunities. Cash flow generated from operations for the six months ended June 30, 1995 and 1994 was $4,487,000 and $8,418,000, respectively. Since January 1994, the Company has purchased 1,595,000 shares at a cost of $34.0 million, which includes 315,000 shares at a cost of $5.8 million purchased during the first six months of 1995. In July 1995, the Company purchased an additional 515,000 shares at a cost of $11.5 million. The Company borrowed $11,000,000 to fund this purchase of shares (See Note 9 of the Notes to Consolidated Financial Statements). Capital expenditures, including capitalized software development costs, for the six months ended June 30, 1995 and 1994 were $5,074,000 and $4,216,000, respectively. In 1994, the Company purchased 90 acres of land for $4,065,000. The Company plans to construct a corporate campus on this site. Construction in progress related to this project was $2,250,000 at June 30, 1995. This corporate campus is expected to be completed in 1996 at a total estimated cost of $31 million, including related expenditures. The Company believes that excess cash provided by operations and anticipated long-term borrowing arrangements will provide adequate funds for all future costs relating to this campus.

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

               Exhibit 11.  Earnings per share calculations.
               Exhibit 27.  Financial Data Schedule.

         (b)   Reports on Form 8-K

               There were no reports on Form 8-K filed for the three-month period ended June 30, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SEI CORPORATION



  Date     August 11, 1995             By /s/       Cris Brookmyer
      --------------------------         ---------------------------------
                                                    Cris Brookmyer
                                             Vice President and Controller