Form 10-Q
period 1995-09-30
SEI CORP
filed 1995-11-13
CIK 350894

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
    X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ----
Exchange Act of 1934 for the quarterly period ended September 30, 1995 or
                                                    ------------------
        Transition report pursuant to Section 13 or 15(d) of the Securities
  ----
Exchange Act of 1934 for the transition period from _________ to _________

                                    0-10200
--------------------------------------------------------------------------------
                            (Commission File Number)

                                SEI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Pennsylvania                                        23-1707341
-----------------------------------          -----------------------------------
  (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                      Identification Number)

           680 East Swedesford Road, Wayne, Pennsylvania  19087-1658
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 254-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995: 18,384,816 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements
-------  --------------------


                          Consolidated Balance Sheets
                          ---------------------------
                                 (In thousands)


                                                           September 30, 1995   December 31, 1994
                                                           -------------------  -----------------
                                                               (unaudited)
Assets
------
Current assets:

Cash and cash equivalents                                            $ 14,145             $20,232
Receivables, net                                                       24,043              17,268
Receivables from regulated investment companies                         7,827               6,286
Deferred income taxes                                                   2,058               2,157
Prepaid expenses and other current assets                               4,028               2,351
                                                                     --------             -------

    Total current assets                                               52,101              48,294
                                                                     --------             -------

Property and equipment, net                                            27,580              28,217
                                                                     --------             -------

Net assets of discontinued operations                                   7,717               9,101
                                                                     --------             -------

Other assets:

Investments available for sale                                          5,924                  --
Customer lists, net                                                       145                 244
Other assets, net                                                       6,544               5,292
                                                                     --------             -------

    Total other assets, net                                            12,613               5,536
                                                                     --------             -------

    Total Assets                                                     $100,011             $91,148
                                                                     ========             =======


        The accompanying notes are an integral part of these statements.

                          Consolidated Balance Sheets
                          ---------------------------
                        (In thousands, except par value)


                                                       September 30, 1995   December 31,1994
                                                       -------------------  ----------------
                                                           (unaudited)
Liabilities and Shareholders' Equity
--------------------------------------
Current liabilities:

Accounts payable                                                  $ 6,128            $ 4,431
Accrued compensation                                               10,185             14,121
Other accrued liabilities                                          16,534             16,206
Short-term debt                                                    11,000                 --
Deferred revenue                                                    3,372              4,267
                                                                  -------            -------

    Total current liabilities                                      47,219             39,025
                                                                  -------            -------

Deferred income taxes                                                 743                814
                                                                  -------           --------

Shareholders' equity:

Common stock, $.01 par value, 100,000 shares
   authorized; 18,385 and 18,781 shares issued
   and outstanding                                                    184                188
Capital in excess of par value                                     47,495             47,406
Retained earnings                                                   3,938              3,823
Cumulative translation adjustments                                    (24)              (108)
Unrealized holding gain on investments                                456                 --
                                                                 --------            -------

        Total shareholders' equity                                 52,049             51,309
                                                                 --------            -------

        Total Liabilities and Shareholders' Equity               $100,011            $91,148
                                                                 ========            =======


        The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                                                  Three Months
                                                                             -----------------------
                                                                               Ended September 30,
                                                                             -----------------------
                                                                                 1995         1994
                                                                                 ----         ----
Revenues                                                                       $56,478      $52,110

Expenses:
  Operating and development                                                     28,824       25,984
  Sales and marketing                                                           14,736       12,853
  General and administrative                                                     4,298        4,294
                                                                               -------      -------

Income from continuing operations before interest and income taxes               8,620        8,979
Interest income, net                                                               (54)         (73)
                                                                               -------      -------

Income from continuing operations before income taxes                            8,674        9,052
Income taxes                                                                     3,731        3,366
                                                                               -------      -------

Income from continuing operations                                                4,943        5,686

Loss from discontinued operations, net
  of income tax benefit of $221                                                     --         (767)
                                                                               -------      -------

Net income                                                                     $ 4,943      $ 4,919
                                                                               =======      =======

Earnings per share from continuing operations                                  $   .26      $   .29

Loss per share from discontinued operations                                         --         (.04)
                                                                               -------      -------
Earnings per common and common equivalent share
(primary and fully diluted)                                                    $   .26      $   .25
                                                                               =======      =======

        The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                                         Nine Months
                                                                ----------------------------
                                                                      Ended September 30,
                                                                ----------------------------
                                                                       1995           1994
                                                                       ----           ----
Revenues                                                            $165,714       $151,596

Expenses:
  Operating and development                                           84,754         81,458
  Sales and marketing                                                 42,414         35,249
  General and administrative                                          12,900         12,731
                                                                    --------       --------

Income from continuing operations before interest and income taxes    25,646         22,158
Interest income, net                                                    (436)          (202)
                                                                    --------       --------

Income from continuing operations before income taxes                 26,082         22,360
Income taxes                                                          10,694          8,497
                                                                    --------       --------

Income from continuing operations                                     15,388         13,863

Income (loss) from discontinued operations, net
    of income tax (benefit) expense of $(1,295) and $398              (1,942)            50
                                                                    --------       --------

Net income                                                          $ 13,446       $ 13,913
                                                                    ========       ========

Earnings per share from continuing operations                       $    .79       $    .69

Loss per share from discontinued operations                             (.10)            --
                                                                    --------       --------
Earnings per common and common equivalent share
  (primary and fully diluted)                                       $    .69       $    .69
                                                                    ========       ========

       The accompanying notes are an integral part of these statements.

                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (unaudited)
                                 (In thousands)

                                                                  Nine Months
                                                           ------------------------
                                                              Ended September 30,
                                                           ------------------------
                                                                 1995       1994
                                                                 ----       ----
Cash flows from operating activities:
Net income                                                    $ 13,446   $ 13,913
Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                             9,131      8,902
       Provision for losses on receivables                          --        369
       Discontinued operations                                   1,384        300
       Tax benefit on stock options exercised                    1,473      3,215
       Other                                                    (1,540)    (2,660)
       Change in current assets and liabilities:
         Decrease (increase) in
          Receivables, net                                      (6,775)    (6,906)
          Receivables from regulated investment companies       (1,541)      (491)
          Prepaid expenses and other current assets             (1,677)       (22)
         Increase (decrease) in
          Accounts payable                                       1,697        394
          Accrued compensation                                  (3,936)    (2,454)
          Other accrued liabilities                              1,831        623
          Deferred revenue                                        (895)        81
                                                              --------   --------
         Net cash provided by operating activities              12,598     15,264
                                                              --------   --------

Cash flows from investing activities:
     Purchase of investments available for sale                 (5,156)        --
     Additions to property and equipment,
      including capitalized software                            (8,407)    (6,304)
     Other                                                         100         --
                                                              --------   --------
         Net cash used in investing activities                 (13,463)    (6,304)
                                                              --------   --------
Cash flows from financing activities:
     Purchase and retirement of common stock                   (18,378)   (24,011)
     Proceeds from issuance of common stock                      4,885      5,904
     Proceeds from short-term debt                              11,000         --
     Payment of dividends                                       (3,396)    (2,650)
     Other                                                         667         --
                                                              --------   --------
         Net cash used in financing activities                  (5,222)   (20,757)
                                                              --------   --------

Net decrease in cash and cash equivalents                       (6,087)   (11,797)

Cash and cash equivalents, beginning of period                  20,232     17,898
                                                              --------   --------

Cash and cash equivalents, end of period                      $ 14,145   $  6,101
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                   ------------------------------------------



Note 1.  Summary Financial Information and Results of Operations - In the
         -------------------------------------------------------
         opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and the cash flows for the nine months ended September 30, 1995 and 1994.

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

         Property and Equipment
         ----------------------
         Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                    Estimated
                                                                  Useful Lives
                           September 30, 1995   December 31, 1994  (In Years)
                           ------------------   ----------------   ----------

Equipment                        $ 44,285,000      $ 43,164,000             3
Buildings, furniture and
 fixtures                          17,048,000        16,704,000       3 to 39
Leasehold improvements              9,798,000         9,275,000    Lease Term
Purchased software                  7,879,000         6,810,000             3
Capitalized software                6,956,000         5,103,000             3
Information database                  360,000           360,000            10
Land                                4,065,000         4,065,000           N/A
Construction in progress            2,778,000         1,148,000           N/A
                                 ------------      ------------

                                   93,169,000        86,629,000
Less:  Accumulated
 depreciation and amortization    (65,589,000)      (58,412,000)
                                 ------------      ------------
                                 $ 27,580,000      $ 28,217,000
                                 ============      ============

         Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

         Software Development Costs
         --------------------------
         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. Amortization begins when the development is completed. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement.

         Statements of Cash Flows
         ------------------------

         For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

         Supplemental disclosures of cash received/paid during the nine months ended September 30:

                                                     1995         1994
                                                  -----------  ----------

         Interest received                        $   580,000  $  230,000
         Income taxes paid (Federal and state)    $10,010,000  $8,440,000

         Interest paid during the nine months ended September 30, 1995 and 1994 was immaterial.

         Reclassifications
         -----------------
         Prior period financial statements have been reclassified to conform with the current quarter's presentation.

Note 2.  Discontinued Operations - In May 1995, the Company's Board of
         -----------------------
         Directors approved a formal plan of disposal for the SEI Capital Resources Division ("CR") and the SEI Defined Contribution Retirement Services Division ("DC"). CR provides investment performance evaluation services, consulting services, and brokerage services to employee benefit plan sponsors and investment advisors. DC provides administrative and processing services, recordkeeping and payment software, and employee retirement planning materials for use by defined contribution plans. The Company anticipates that these disposals will be completed by December 31, 1995. For CR, the expected manner of disposal is the sale of substantially all of its assets. For DC, its full-service recordkeeping operations will be assumed by KPMG Peat Marwick ("KPMG"). Under the terms of the agreement, a portion of the Company's DC operations will be merged into KPMG's existing operations.

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

         Income (loss) from discontinued operations on the accompanying Consolidated Statements of Income were:

                                        Three Months Ended               Five Months                 Nine Months
                                      ----------------------         ------------------        -----------------------
                                           September 30,                Ended May 31,            Ended September 30,
                                      ----------------------         ------------------        -----------------------
                                        1995         1994                    1995                        1994
                                        ----         ----                    ----                        ----

Operating revenues                    $ --       $13,999,000             $17,674,000                $42,882,000
                                        ==       ===========             ===========                ===========
Income (loss) from operations
   before income taxes                $ --       $  (988,000)            $(3,237,000)               $   448,000
Income tax (benefit) expense            --          (221,000)             (1,295,000)                   398,000
                                      ----       -----------             -----------                -----------
Income (loss) from operations         $ --       $  (767,000)            $(1,942,000)               $    50,000
                                      ====       ===========             ===========                ===========


         The assets and liabilities of CR and DC have been reclassified on the Consolidated Balance Sheets to separately identify them as net assets or net liabilities of discontinued operations. A summary of these net assets is as follows:

                                        September 30, 1995   December 31, 1994
                                        -------------------  ------------------

Current assets                                $ 10,367,000        $ 10,843,000
Property and equipment, net                      1,469,000           2,279,000
Other assets                                     5,970,000           7,158,000
Current liabilities                            (12,233,000)        (10,633,000)
Other long-term liabilities                        (29,000)           (546,000)
Loss from discontinued operations for
  the period June 1, 1995 to September
  30, 1995, net of income tax benefit
  of $895,000                                    2,173,000                 --
                                              ------------        ------------

Net assets                                    $  7,717,000        $  9,101,000
                                              ============        ============

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

         At September 30, 1995, Investments available for sale had a cost of $5,156,000 and a market value of $5,924,000. At that date, $768,000 of net unrealized gains on securities were included in Investments available for sale. There were no unrealized losses as of September 30, 1995. The net change in unrealized gains on Investments available for sale was $456,000 (net of income taxes) for the nine months ended September 30, 1995, and is included as a separate component of Shareholders' equity on the accompanying Consolidated Balance Sheets.

Note 4.  Earnings Per Share - The Company utilizes the modified treasury stock
         ------------------
         method to compute earnings per share since common share equivalents (stock options) at the end of the period exceeded 20 percent of the number of common shares outstanding. Earnings per common and common equivalent share (primary earnings per share) is computed using the weighted average number of common shares and common share equivalents outstanding. Earnings per share, assuming full dilution (fully diluted earnings per share), is based upon an increased number of shares that would be outstanding assuming exercise of stock options when the Company's stock price at the end of the period is higher than the average price within the respective period. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the earnings per share calculation. For the three months ended September 30, 1995 and 1994, the weighted average shares outstanding for primary earnings per share were 19,344,000 and 19,680,000, respectively. For the nine months ended September 30, 1995 and 1994, the weighted average shares outstanding for primary earnings per share were 19,529,000 and 20,247,000, respectively. Fully diluted earnings per share were not materially different from the primary earnings per share indicated.


Note 5.  Receivables - Receivables on the accompanying Consolidated Balance
         -----------
         Sheets consist of the following:

                                September 30, 1995        December 31, 1994
                             ------------------------  ------------------------

 Trade receivables                  $15,695,000               $11,282,000
 Fees earned, not received            2,904,000                 1,425,000
 Fees earned, not billed              6,652,000                 5,767,000
                                    -----------               -----------
                                     25,251,000                18,474,000
 Less:  Allowance for doubtful
  accounts                           (1,208,000)               (1,206,000)
                                    -----------               -----------

                                    $24,043,000               $17,268,000
                                    ===========               ===========

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

Note 6.  Debt - At September 30, 1995, Short-term debt on the accompanying
         ----
         Consolidated Balance Sheets represents $11,000,000 of borrowings under the line of credit agreement (the "Agreement") between the Company and its principal lending institution. The Agreement provides for borrowing of up to $20,000,000. The Agreement ends on May 31, 1996, at which time the outstanding principal balance, if any, becomes payable unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or five-eighths percent above the London Interbank Offered Rate ("LIBOR"). The Company is obligated to pay a commitment fee equal to one-eighth percent per annum on the average daily unused portion of the commitment.

         The maximum month-end amount of debt outstanding was $11,000,000 for the nine months ended September 30, 1995. Interest expense was $173,000 based on a weighted average LIBOR interest rate of 6.6 percent for the three and nine months ended September 30, 1995. The Company had no outstanding debt during 1994.

Note 7.  Common Stock Buyback - The Board of Directors has authorized the
         --------------------
         purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $175,729,000. The Company purchased 565,000 shares at a cost of $12,597,000 during the third quarter of 1995, bringing the year-to-date total to 880,000 shares at a cost of $18,378,000. Through September 30, 1995, a total of 12,700,000 shares at an aggregate cost of $155,732,000 have been repurchased and retired.

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

         The following tables highlight certain financial information about each of the Company's segments for the three and nine months ended September 30, 1995 and 1994. Prior-year business segment information has been restated to conform with current-year presentation.

                                SEI CORPORATION
                               BUSINESS SEGMENTS
                                  (unaudited)

                                           Investment
                                         Technology and      Asset          General
                                            Services       Management      and Admin.      Consolidated
                                            --------       ----------      ----------      ------------

                                                     For the Three-Month Period Ended September 30, 1995
                                          ------------------------------------------------------------------
Revenues                                  $39,638,000      $16,840,000                       $56,478,000
                                          ===========      ===========                       ===========
Operating profit                          $11,266,000      $ 1,652,000                       $12,918,000
                                          ===========      ===========
General and administrative expenses                                        $4,298,000          4,298,000
                                                                           ==========
Interest income, net                                                                             (54,000)
                                                                                             -----------

Income from continuing operations
  before income taxes                                                                        $ 8,674,000
                                                                                             ===========

Depreciation and amortization             $ 2,556,000      $   610,000     $   79,000        $ 3,245,000
                                          ===========      ===========     ==========        ===========

Capital expenditures including
  capitalized software                    $ 1,422,000      $ 1,384,000     $  527,000        $ 3,333,000
                                          ===========      ===========     ==========        ===========

                                                     For the Three-Month Period Ended September 30, 1994
                                         -------------------------------------------------------------------
Revenues                                  $34,766,000      $17,344,000                       $52,110,000
                                          ===========      ===========                       ===========
Operating profit                          $10,929,000      $ 2,344,000                       $13,273,000
                                          ===========      ===========
General and administrative expenses                                          $4,294,000        4,294,000
                                                                             ==========
Interest income, net                                                                             (73,000)
                                                                                             -----------

Income from continuing operations
  before income taxes                                                                        $ 9,052,000
                                                                                             ===========

Depreciation and amortization             $ 2,419,000      $   496,000       $   78,000      $ 2,993,000
                                          ===========      ===========       ==========      ===========

Capital expenditures including
 capitalized software                     $ 1,427,000      $   443,000       $  218,000      $ 2,088,000
                                          ===========      ===========       ==========      ===========


                                SEI CORPORATION
                               BUSINESS SEGMENTS
                                  (unaudited)

                                                    Investment
                                                  Technology and       Asset          General
                                                     Services        Management      and Admin.   Consolidated
                                                     --------        ----------     -----------   ------------

                                                         For the Nine-Month Period Ended September 30, 1995
                                               --------------------------------------------------------------------
Revenues                                         $115,166,000        $50,548,000                  $165,714,000
                                                 ============        ===========                  ============
Operating profit                                 $ 32,698,000        $ 5,848,000                  $ 38,546,000
                                                 ============        ===========
General and administrative expenses                                                 $12,900,000     12,900,000
                                                                                    ===========
Interest income, net                                                                                  (436,000)
                                                                                                  ------------

Income from continuing operations
  before income taxes                                                                             $ 26,082,000
                                                                                                  ============

Depreciation and amortization                    $  7,158,000        $ 1,736,000    $   237,000   $  9,131,000
                                                 ============        ===========    ===========   ============

Capital expenditures including
   capitalized software                          $  4,323,000        $ 1,973,000    $ 2,111,000   $  8,407,000
                                                 ============        ===========    ===========   ============

                                                         For the Nine-Month Period Ended September 30, 1994
                                               --------------------------------------------------------------------
Revenues                                         $100,751,000        $50,845,000                  $151,596,000
                                                 ============        ===========                  ============
Operating profit                                 $ 27,267,000        $ 7,622,000                  $ 34,889,000
                                                 ============        ===========
General and administrative expenses                                                 $12,731,000     12,731,000
                                                                                    ===========
Interest income, net                                                                                  (202,000)
                                                                                                  ------------

Income from continuing operations
  before income taxes                                                                             $ 22,360,000
                                                                                                  ============

Depreciation and amortization                    $  7,128,000        $ 1,536,000    $   238,000   $  8,902,000
                                                 ============        ===========    ===========   ============

Capital expenditures including
   capitalized software                          $  5,176,000        $   662,000    $   466,000   $  6,304,000
                                                 ============        ===========    ===========   ============


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------


The Company operates primarily in two business segments: Investment Technology and Services and Asset Management. Financial information for each of these segments is reflected in Note 9 of the Notes to Consolidated Financial Statements.

Results of Operations
---------------------

Third Quarter Ended September 30, 1995 Compared to Third Quarter Ended September
--------------------------------------------------------------------------------
30, 1994
--------

The Company's results of operations for the third quarter of 1995 included revenues from continuing operations of $56,478,000, compared to $52,110,000 for the same period of 1994, an increase of 8 percent from the prior year's corresponding quarter. Income from continuing operations for the third quarter of 1995 was $4,943,000, compared to $5,686,000 in the same period of 1994. Earnings per share from continuing operations for the three months ended September 30, 1995 was $.26 compared to $.29 reported in the same period of 1994. Earnings declined from the prior-year period due to substantial investments the Company made in sales, marketing, and technology primarily related to new businesses which offset additional operating profit from existing businesses. Total fund balances at September 30, 1995 were $58.2 billion compared to $43.0 billion at September 30, 1994, an increase of 35 percent. Included in these totals are proprietary fund balances of $38.7 billion at September 30, 1995 and $23.2 billion at September 30, 1994, an increase of
67 percent.

Investment Technology and Services - Revenues from Investment Technology and
----------------------------------
Services for the three months ended September 30, 1995 and 1994 were $39,638,000 and $34,766,000, respectively.

                INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                -------------------------------------------

                                3RD QTR      3RD QTR      DOLLAR    PERCENT
                                 1995         1994        CHANGE     CHANGE
                                 ----         ----        ------     ------

Trust systems and services    $27,131,000  $27,071,000  $   60,000       --
Proprietary fund services      12,507,000    7,695,000   4,812,000       63%
                              -----------  -----------  ----------

     Total                    $39,638,000  $34,766,000  $4,872,000       14%
                              ===========  ===========  ==========

The 14 percent increase in this segment's revenues was due primarily to growth in this segment's proprietary mutual fund business. Proprietary fund services revenue increased 63 percent from the prior-year period due to an increase in average proprietary fund balances over the past year. Average proprietary fund balances increased $14.4 billion or 65 percent from $22.0 billion during the third quarter of 1994 to $36.4 billion during the third quarter of 1995. This increase in proprietary fund balances was the result of growth in existing fund complexes and the commencement of new fund complexes during the past year.
Trust systems revenue was flat from the prior-year period as increases in one-time implementation fees offset a decline in trust processing fees. The increase in one-time implementation fees was a result of mergers among various bank clients. Revenues should continue to expand for the remainder of 1995 due to continued growth in fund balances from bank proprietary funds. However, future revenue increases may be partially offset by the loss of bank proprietary funds as a result of continued mergers among banks.

                INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                -------------------------------------------

                               3RD QTR      3RD QTR      DOLLAR    PERCENT
                                1995         1994        CHANGE     CHANGE
                                ----         ----        ------     ------

Operating and development    $21,230,000  $17,237,000  $3,993,000       23%
Sales and marketing          $ 7,142,000  $ 6,600,000  $  542,000        8%

The 23 percent increase in operating and development expense was primarily due to an increase in consulting and outsourcing expense, along with an increase in direct expense relating to the growth in proprietary fund balances. The increase in consulting expense reflects the Company's significant investment in technology. The increase in outsourcing expense is partially offset by a decrease in personnel expense and reflects the Company's commitment to focus on its core competencies. The 8 percent increase in sales and marketing expense was due primarily to an increase in personnel expense. Operating profit from Investment Technology and Services for the three months ended September 30, 1995 was $11,266,000, an increase of 3 percent from the $10,929,000 reported in the corresponding quarter of 1994. Operating margins were 28 percent for the three months ended September 30, 1995, compared to 31 percent for the same period of 1994. The decline in operating margins is attributable to the revenue shift from the trust technology business to the lower-margin proprietary fund business. This segment should continue to expand revenues and operating profits for the remainder of 1995, despite significant investments in technology.

Asset Management - Revenues from Asset Management for the three months ended
----------------
September 30, 1995 and 1994 were $16,840,000 and $17,344,000, respectively.

                         ASSET MANAGEMENT REVENUES
                         -------------------------

                               3RD QTR      3RD QTR      DOLLAR     PERCENT
                                1995         1994        CHANGE     CHANGE
                                ----         ----        ------     -------

Liquidity services           $ 5,678,000  $ 5,301,000  $ 377,000         7%
Mutual fund services           4,579,000    5,132,000   (553,000)      (11%)
Asset management services      3,549,000    4,104,000   (555,000)      (14%)
Brokerage and consulting
     services                  3,034,000    2,807,000    227,000         8%
                             -----------  -----------  ---------

     Total                   $16,840,000  $17,344,000  $(504,000)       (3%)
                             ===========  ===========  =========

The 3 percent decrease in this segment's revenues is primarily attributable to declining revenues in its asset management and mutual fund businesses. These declines offset growth in this segment's liquidity business. The 7 percent increase in liquidity services was a result of increased revenues from the Company's new cash sweep product. The 14 percent decrease in asset management services is primarily a result of a decrease in fees from the International Equity Fund and from SEI's mutual fund asset allocation programs. The 11 percent decrease in mutual fund services revenue was due primarily to a decrease in fund balances of the Company's Family of Funds and a shift from higher-fee to lower-fee products within these funds.

                         ASSET MANAGEMENT EXPENSES
                         -------------------------

                              3RD QTR     3RD QTR       DOLLAR      PERCENT
                                1995        1994        CHANGE      CHANGE
                                -----       ----        ------      -------

Operating and development    $7,594,000  $8,747,000  $(1,153,000)      (13%)
Sales and marketing          $7,594,000  $6,253,000  $ 1,341,000        21%


Operating and development expense declined 13 percent from the prior-year period due to a decrease in personnel expense and a shift of personnel costs to the sales teams. The 21 percent increase in sales and marketing expense was due primarily to increases in promotion and travel expense, along with the shift of personnel costs from operating and development. The Asset Management segment recorded an operating profit of $1,652,000 for the three months ended September 30, 1995 compared to an operating profit of $2,344,000 in the corresponding period of 1994. The decline in operating profit in this segment is primarily attributable to investments the Company has made in its asset management business, along with declining fund balances and lower revenues from the International Equity Fund and the Company's Family of Funds. The Asset Management segment is expected to show improved operating results in 1996 as a result of growth in its core asset management business and continued growth in its liquidity business.

Other Income and Expenses - General and administrative expenses for the three
-------------------------
months ended September 30, 1995 and 1994 were $4,298,000 and $4,294,000, respectively. General and administrative expenses remained flat from the prior year.

Interest income for the three months ended September 30, 1995 and 1994 was $54,000 and $73,000, respectively. The decrease in interest income is due primarily to a decrease in the average cash balance invested during the third quarter of 1995 compared to the third quarter of 1994.


Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1994
----

The Company's results of operations for the nine months ended September 30, 1995 included revenues from continuing operations of $165,714,000, compared to $151,596,000 for the same period of 1994, an increase of 9 percent from the prior period. Income from continuing operations for the first nine months of 1995 was $15,388,000 or $.79 per share, compared to $13,863,000 or $.69 per share reported in the same period of 1994. Earnings per share from continuing operations increased 14 percent over the prior year's corresponding period.

Investment Technology and Services - Revenues from Investment Technology and
----------------------------------
Services for the nine months ended September 30, 1995 and 1994 were $115,166,000 and $100,751,000, respectively.

                  INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                  -------------------------------------------

                              NINE MONTHS   NINE MONTHS     DOLLAR     PERCENT
                                  1995          1994        CHANGE      CHANGE
                                  ----          ----        ------      ------

Trust systems and services    $ 82,009,000  $ 76,686,000  $ 5,323,000        7%
Proprietary fund services       33,157,000    24,065,000    9,092,000       38%
                              ------------  ------------  -----------

     Total                    $115,166,000  $100,751,000  $14,415,000       14%
                              ============  ============  ===========

The 14 percent increase in this segment's revenues was due to growth in both its trust technology and proprietary mutual fund businesses. Trust systems revenue increased 7 percent primarily from an increase in one-time implementation fees along with increased processing and custom programming fees from existing clients. Proprietary fund services revenue increased 38 percent from a year ago due to an increase in average proprietary fund balances over the past year. Average proprietary fund balances increased $11.5 billion or 55 percent from $20.8 billion during the first nine months of 1994 to $32.3 billion during the first nine months of 1995. This increase in proprietary fund balances was the result of growth in existing fund complexes and the commencement of new fund complexes during the past year. However, future revenue increases may be partially offset by the loss of proprietary funds as a result of continued mergers among banks.

                INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                -------------------------------------------

                             NINE MONTHS  NINE MONTHS    DOLLAR    PERCENT
                                1995         1994        CHANGE     CHANGE
                                ----         ----        ------     ------

Operating and development    $60,329,000  $56,299,000  $4,030,000        7%
Sales and marketing          $22,139,000  $17,185,000  $4,954,000       29%


The 7 percent increase in operating and development expense was due primarily to increases in consulting, outsourcing, and direct expense associated with the growth in proprietary fund balances. The increase in consulting and outsourcing expense reflects the Company's investment in trust technology and its internal infrastructure. The 29 percent increase in sales and marketing expense was due primarily to an increase in personnel and consulting expense. The increase in consulting expense relates primarily to the increase in one-time trust services revenue. Operating profit from Investment Technology and Services for the nine months ended September 30, 1995 was $32,698,000, an increase of 20 percent from the $27,267,000 reported in the corresponding period of 1994. Operating margins increased to 28 percent for the nine months ended September 30, 1995 compared to 27 percent for the nine months ended September 30, 1994.

Asset Management - Revenues from Asset Management for the nine months ended
----------------
September 30, 1995 and 1994 were $50,548,000 and $50,845,000, respectively.

                         ASSET MANAGEMENT REVENUES
                         -------------------------

                             NINE MONTHS  NINE MONTHS    DOLLAR     PERCENT
                                1995         1994        CHANGE     CHANGE
                                ----         ----        ------     -------

Liquidity services           $16,673,000  $16,017,000  $ 656,000         4%
Mutual fund services          13,769,000   14,383,000   (614,000)       (4%)
Asset management services     11,230,000   11,905,000   (675,000)       (6%)
Brokerage and consulting
     services                  8,876,000    8,540,000    336,000         4%
                             -----------  -----------  ---------

     Total                   $50,548,000  $50,845,000  $(297,000)       (1%)
                             ===========  ===========  =========

Revenues from this segment decreased slightly as growth in this segment's liquidity business was offset by declines in the asset management and mutual fund businesses. The 4 percent increase in liquidity services revenue was a result of increased revenues from the Company's new cash sweep product. The 6 percent decrease in asset management services is primarily a result of a decrease in fees from the International Equity Fund and SEI's mutual fund asset allocation programs. The 4 percent decrease in mutual fund services revenue was due primarily to a decrease in fund balances of the Company's Family of Funds and a shift from higher-fee to lower-fee products within these funds.

                          ASSET MANAGEMENT EXPENSES
                          -------------------------

                             NINE MONTHS  NINE MONTHS    DOLLAR      PERCENT
                                1995         1994        CHANGE      CHANGE
                                ----         ----        ------      -------

Operating and development    $24,425,000  $25,159,000  $ (734,000)       (3%)
Sales and marketing          $20,275,000  $18,064,000  $2,211,000        12%


The 3 percent decrease in operating and development expense is due primarily to a decrease in personnel expense. The 12 percent increase in sales and marketing expense was due primarily to an increase in promotion and travel expenses. The Asset Management segment recorded an operating profit of $5,848,000 for the nine months ended September 30, 1995 compared to an operating profit of $7,622,000 reported in the corresponding period of 1994. The decline in operating profit in this segment is primarily attributable to substantial investments the Company has made in its asset management business.

Other Income and Expenses - General and administrative expenses for the nine
-------------------------
months ended September 30, 1995 and 1994 were $12,900,000 and $12,731,000, respectively. General and administrative expenses remained relatively flat from the prior year.

Interest income for the nine months ended September 30, 1995 and 1994 was $436,000 and $202,000, respectively. The increase in interest income is due primarily to an increase in short-term interest rates and an increase in the average cash balance invested during the first nine months of 1995 compared to the first nine months of 1994.

Liquidity and Capital Resources - The Company's ability to generate cash
-------------------------------
adequate to meet its needs results primarily from cash flow from operations and its borrowing capacity. The Company has a line of credit agreement which provides for borrowings of up to $20,000,000. During the third quarter of 1995, the Company borrowed $11,000,000 from its line of credit (See Note 6 of the Notes to Consolidated Financial Statements). The proceeds from this borrowing were used for the Company's common stock repurchase program. At September 30, 1995, the Company's sources of liquidity consisted primarily of cash and cash equivalents of $10,145,000 and the unused balance on the line of credit of $9,000,000. On November 8, 1995, the Company repaid the $11,000,000 outstanding on the line of credit. The availability of the line of credit is subject to the Company's compliance with certain covenants set forth in the agreement. The Company has an additional $4,000,000 of cash and cash equivalents which is reserved for various investment opportunities.

Cash flow generated from operations for the nine months ended September 30, 1995 and 1994 was $12,598,000 and $15,264,000, respectively. Since January 1994, the Company has purchased 2,160,000 shares at a cost of $46.6 million, which includes 880,000 shares at a cost of $18.4 million purchased during the first nine months of 1995. Capital expenditures, including capitalized software development costs, for the nine months ended September 30, 1995 and 1994 were $8,407,000 and $6,304,000, respectively. In 1994, the Company purchased 90 acres of land for $4,065,000. The Company plans to construct a corporate campus on this site. Construction in progress related to this project was $2,778,000 at September 30, 1995. This corporate campus is expected to be completed in 1996 at a total estimated cost of $31 million. The Company believes that excess cash provided by operations and anticipated long-term borrowing arrangements will provide adequate funds for all future costs relating to this campus.

The Company's operating cash flow, borrowing capacity, and liquidity should provide adequate funds for continuing operations, continued investment in new products and equipment, and its common stock repurchase program.

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.  Exhibits and Reports on Report 8-K
-------  ----------------------------------


         (a) The following is a list of exhibits filed as part of the Form 10-Q.

              Exhibit 11.  Earnings per share calculations.

              Exhibit 27.  Financial Data Schedule.

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed for the three-month period ended September 30, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SEI CORPORATION



  Date     November 13, 1995           By /s/     Cris Brookmyer
      --------------------------          -------------------------------
                                                  Cris Brookmyer
                                           Vice President and Controller

                        SEI CORPORATION AND SUBSIDIARIES
                        --------------------------------

                  EXHIBIT 11 - EARNINGS PER SHARE CALCULATION
                  -------------------------------------------

                FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30,
                -----------------------------------------------


                                                    1995         1994
                                                 -----------  -----------

Earnings per common and common
  equivalent share (Primary EPS):

  Income from continuing operations              $ 4,943,000  $ 5,686,000
                                                 ===========  ===========

  Net income                                     $ 4,943,000  $ 4,919,000
                                                 ===========  ===========

  Weighted average number of
  shares issued and outstanding                   18,377,000   18,716,000

  Dilutive effect (excess of
  number of shares issuable over
  number of shares assumed to be
  repurchased with the proceeds,
  using the average market price
  during the period) of
  outstanding options                                967,000      964,000
                                                 -----------  -----------

  Adjusted weighted average number
  of shares outstanding                           19,344,000   19,680,000
                                                 ===========  ===========

  Earnings per common and common
  equivalent share from continuing operations    $       .26  $       .29
                                                 ===========  ===========

  Earnings per common and common
  equivalent share                               $       .26  $       .25
                                                 ===========  ===========


                        SEI CORPORATION AND SUBSIDIARIES
                        --------------------------------

                  EXHIBIT 11 - EARNINGS PER SHARE CALCULATION
                  -------------------------------------------

                FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30,
                -----------------------------------------------


                                                      1995         1994
                                                   -----------  -----------

Earnings per common and common
  equivalent share, assuming full dilution
  (Fully diluted EPS):

  Income from continuing operations                $ 4,943,000  $ 5,686,000
                                                   ===========  ===========

  Net income                                       $ 4,943,000  $ 4,919,000
                                                   ===========  ===========

  Weighted average number of
  shares issued and outstanding                     18,377,000   18,716,000

  Dilutive effect (excess of
  number of shares issuable over
  number of shares assumed to be
  repurchased with the proceeds,
  using the higher of the average market price
  or ending price during the period) of
  outstanding options                                  970,000    1,133,000
                                                   -----------  -----------

  Adjusted weighted average number
  of shares outstanding, assuming full dilution     19,347,000   19,849,000
                                                   ===========  ===========

  Earnings per common and common
  equivalent share from continuing
  operations, assuming full dilution               $       .26  $       .29
                                                   ===========  ===========

  Earnings per common and common
  equivalent share, assuming full dilution         $       .26  $       .25
                                                   ===========  ===========

                        SEI CORPORATION AND SUBSIDIARIES
                        --------------------------------

                  EXHIBIT 11 - EARNINGS PER SHARE CALCULATION
                  -------------------------------------------

                 FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,
                 ----------------------------------------------


                                                    1995         1994
                                                 -----------  -----------

Earnings per common and common
  equivalent share (Primary EPS):

  Income from continuing operations              $15,388,000  $13,863,000
                                                 ===========  ===========

  Net income                                     $13,446,000  $13,913,000
                                                 ===========  ===========

  Weighted average number of
  shares issued and outstanding                   18,674,000   18,891,000

  Dilutive effect (excess of
  number of shares issuable over
  number of shares assumed to be
  repurchased with the proceeds,
  using the average market price
  during the period) of
  outstanding options                                855,000    1,356,000
                                                 -----------  -----------

  Adjusted weighted average number
  of shares outstanding                           19,529,000   20,247,000
                                                 ===========  ===========

  Earnings per common and common
  equivalent share from continuing operations    $       .79  $       .69
                                                 ===========  ===========

  Earnings per common and common
  equivalent share                               $       .69  $       .69
                                                 ===========  ===========


                        SEI CORPORATION AND SUBSIDIARIES
                        --------------------------------

                  EXHIBIT 11 - EARNINGS PER SHARE CALCULATION
                  -------------------------------------------

                 FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,
                 ----------------------------------------------


                                                      1995         1994
                                                   -----------  -----------

Earnings per common and common
  equivalent share, assuming full dilution
  (Fully diluted EPS):

  Income from continuing operations                $15,388,000  $13,863,000
                                                   ===========  ===========

  Net income                                       $13,446,000  $13,913,000
                                                   ===========  ===========

  Weighted average number of
  shares issued and outstanding                     18,674,000   18,891,000

  Dilutive effect (excess of
  number of shares issuable over
  number of shares assumed to be
  repurchased with the proceeds,
  using the higher of the average market price
  or ending price during the period) of
  outstanding options                                  901,000    1,356,000
                                                   -----------  -----------

  Adjusted weighted average number
  of shares outstanding, assuming full dilution     19,575,000   20,247,000
                                                   ===========  ===========

  Earnings per common and common
  equivalent share from continuing
  operations, assuming full dilution               $       .79  $       .69
                                                   ===========  ===========

  Earnings per common and common
  equivalent share, assuming full dilution         $       .69  $       .69
                                                   ===========  ===========
