Form 10-K
period 1995-12-31
SEI CORP
filed 1996-03-29
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   =========

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                    DECEMBER 31, 1995
                           -----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ___________________

                    Commission file number        0 - 10200
                                           -----------------------

                                SEI CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                   23-1707341
----------------------------------------  --------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)


  680 EAST SWEDESFORD ROAD, WAYNE,
  PENNSYLVANIA                                          19087-1658
----------------------------------------  --------------------------------------
(Address of principal executive offices)                (Zip Code)

  Registrant's telephone number,
  including area code                                  610-254-1000
                                          --------------------------------------

Securities registered pursuant to Section
12(b) of the Act:
                                                 Name of Each Exchange on Which
          Title of Each Class                              Registered
          -------------------             --------------------------------------
                 None

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
--------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___
                                        ---


                           (Cover page 1 of 2 pages)
                           Exhibit Index on Page 52
                              Page 1 of 65 Pages

State the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as reported by NASDAQ as of February 29, 1996: $284,703,101. For purposes of making this calculation only, registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the common stock of the registrant.



       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes_____  No_____


                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 1996: 18,553,438.


                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated by reference herein:

     1. Notice of and Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this annual report, incorporated by reference in Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]



                           (Cover page 2 of 2 pages)

                                    PART I
                                    ------

Item 1.  Business.
         --------
General Development of Business
-------------------------------

SEI Corporation ("SEI" or the "Company") was incorporated in Pennsylvania in 1968. SEI Financial Services Company ("SFS"), SEI Financial Management Corporation ("SFM"), and SEI Trust Company ("SEI Trust") are the principal wholly owned subsidiaries of the Company. SFS and SFM are investment advisors registered with the Securities and Exchange Commission ("SEC") under the Investment Advisers Act of 1940. SFS is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934 and a member of the National Association of Securities Dealers, Inc. SEI Trust is a limited-purpose trust entity chartered in the Commonwealth of Pennsylvania.

At the time of the Company's initial public offering in March 1981, the Company's principal business activity was providing an on-line, real-time accounting and management information system to bank trust departments.

Beginning in 1982, the Company, through SFS and SFM, sponsored a number of institutional investment products, primarily in the form of registered investment companies sold to SEI clients and other institutional investors and financial intermediaries. In 1990, SFS and SFM began providing a full range of administrative and distribution services to proprietary mutual funds established for banks and other financial institutions and intermediaries. The banks generally act as investment advisor for their proprietary funds, and the funds are sold primarily to clients of the banks.

In October 1983, the Company, through SFS, acquired the Funds Evaluation Division of A.G. Becker Paribas, Incorporated, and began providing a comparative investment performance evaluation service to tax-exempt fund sponsors and institutional money managers. The Company's evaluation services were augmented in December 1985 when SFS acquired the software and Capital Resources database previously used by Merrill Lynch, Pierce, Fenner & Smith Inc., to provide investment performance analysis products and services, and again in October 1986, when SFS acquired certain assets of the Pensions Finance Associates Division of Public Affairs Resource Group Limited, which provided evaluation services in Canada. In 1991, the Company began to provide asset management services for institutional investors in the United States. In 1995, the Company began to offer asset management services outside the United States. In May 1995, the Company announced its intention to dispose of the Capital Resources Division. Currently, the Company is exploring the sale of this unit or making it an independent enterprise (See Note 2 of the Notes to Consolidated Financial Statements).

In May 1989, the Company acquired National FSI, Inc., which it renamed SEI Benefit Services Corporation ("SBS"). SBS, a provider of administrative and processing services and software systems for use by employee benefit plans, was merged into SFM in June 1992 and was renamed SEI Defined Contribution Retirement Services ("DC"). In the first quarter of 1996, the Company completed the transfer of the processing services provided by DC to a third party (See Note 2 of the Notes to Consolidated Financial Statements).

Industry Segments
-----------------

Prior to 1995, the Company was organized around the markets to which it delivered products and services: Trust and Banking and Fund Sponsor/Investment Advisory. The Trust and Banking segment, included all products and services sold to banks. The Fund Sponsor/Investment Advisory market unit included all products and services sold to benefit plan sponsors, money managers, and institutional owners of funds.

In 1995, the Company reorganized around its two major product lines: Investment Technology and Services and Asset Management. The Investment Technology and Services segment, which accounted for 70 percent of the Company's consolidated revenues in 1995, contains the following products related to technology and back office trust services: 3000 product line, proprietary funds, and back office trust processing. The Asset Management segment, which accounted for 30 percent of the Company's consolidated revenues in 1995, contains the following products related to managing assets: SEI Family of Funds, liquidity funds and services, Customized Asset Management Service, and consulting services.

Financial information about the Company's business segments is contained in Note 11 of the Notes to Consolidated Financial Statements in Item 8. Additional financial information and discussion about the Company's business segments, including a breakdown of the Company's revenues by market, is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.


INVESTMENT TECHNOLOGY AND SERVICES

     Trust Systems and Services

The Company, through SFM, provides trust accounting and management information services with its 3000 product line. SEI's 3000 product line which consists of TRUST 3000(R), INVEST 3000(R), TRADE 3000(R), SOURCE 3000(R), PERFORMANCE 3000(SM), and GLOBAL TRUST 3000(R) supports investment accounting; client administration; portfolio analysis; trade-order processing; a centralized securities and financial information database; performance measurement; and international and domestic securities processing.

TRUST 3000 is a complete trust accounting and investment system that features a fully automated securities movement and control program, linked directly to the Depository Trust Company. TRUST 3000 is fully integrated with several trust management subsystems. INVEST 3000 combines portfolio information with third-party research databases and analytical tools for effective investment management. TRADE 3000 is a trade-order processing system that tracks securities trades from the development of trade orders through the resulting execution and trade settlement. SOURCE 3000 is a centralized securities and financial information database utilizing third-party-provided pricing and other asset-related information. PERFORMANCE 3000 provides periodic reports that measure investment performance, including rates of return and comparison with industry standards, or customer-specific indices. GLOBAL TRUST 3000 is an integrated international and domestic securities processing product with multi-currency trust accounting capabilities.

The 3000 product line allows clients to choose the processing alternatives that best suit their business needs: on-site (at a client's designated location on a client-owned or leased computer); facilities management (via data communications links to a dedicated processing environment at the Company's data center); or remote service (via data communications links to shared computers at the Company's data center), which is the most common delivery option. All three processing alternatives offer on-line data entry with real-time retrieval capabilities.

The Company offers flexible, easily upgradable on-site solutions, based on a full range of mainframe computers. With the facilities management and remote service options, a client can opt to control report printing on-site on high-speed printers and/or access other bank applications, through the use of shared lines with the Systems Network/Architecture Network Interconnection capability.

Installation of SEI's 3000 product line for on-site customers involves the determination of hardware requirements, the building of a system configuration, and the establishment of a communications environment. For facilities management and remote service customers, the Company's installation representatives integrate specific client needs and procedures with SEI's software programs and equipment.

The Company supplies its 3000 product line to facilities management and remote service customers through a nationwide data communications network managed by the Company. Each facilities management and remote service customer utilizes one or more terminals, which are connected through this network to mainframe computers at the Company's data center. On-site customers access this product line through the data communications network.

Customers generally contract for terms of three to five years. On-site client revenues are based on monthly software service fees. Revenues from facilities management and remote service customers are based on monthly software service fees, as well as usage-based processing fees.

SEI's market for its trust accounting and management information services consists primarily of United States bank trust departments managing assets between $10 million and $100 billion. The Company believes that there are approximately 1,500 trust departments of this size. At December 31, 1995, the Company was providing processing or software services to 166 trust departments located in 38 states, the District of Columbia, and Canada. The Company segregates the trust accounting and information services market by trust assets under management: $20 billion or more in managed assets; $300 million to $20 billion in managed assets; and under $300 million in managed assets. Each of these three trust accounting and management information services markets are characterized by different pricing, service, and product parameters. SEI endeavors to offer a range of products and services suitable for each.

Principal competitors of the Company's trust accounting and processing services are National Computer Systems, Inc. and Asset Management Services Group, a division of Broadway & Seymour. In addition, numerous financial institutions operate their own proprietary trust processing systems. The Company believes that in terms of both revenues and number of clients served, its TRUST 3000 product is the leading trust accounting and management system sold by third-party vendors to bank trust departments. The Company believes that, with regard to its 3000 product line, the most important factors in a potential customer's evaluation and choice of vendor are product and service reliability, ease of use, functional capability, future flexibility, data security, and cost effectiveness. A vendor's experience in, and commitment to, the financial industry is also considered. Revenues from trust systems services accounted for approximately 49 percent of the Company's consolidated revenues in 1995.

The Company, through SEI Trust, provides complete trust back-office accounting and processing services, along with the the Company's investment products and services. The market for these services include small bank trust departments and other small banks in the process of starting trust departments. At December 31, 1995, SEI Trust was performing back-office processing services to 11 clients.

     Proprietary Fund Services

In 1990, the Company began providing administrative and distribution services to proprietary mutual funds for which a bank serves as the investment advisor, and which are sold primarily to clients of the bank. SEI provides a full range of administration and distribution services to the proprietary funds created for banks, other financial institutions, and money managers. Administration services are offered through SFM, while distribution services are provided through SFS. Administration services offered include the back-office administrative, financial, legal/compliance, and shareholder accounting services. Distribution services offered include marketing strategy and sales support. SEI also assists the client in establishing both product and program strategy. SEI offers a multifaceted marketing program which assists in promoting the funds at the trust and retail levels. At December 31, 1995, SEI provided administration and distribution services for banks, money managers, and credit union proprietary fund complexes with assets under management of approximately $41.7 billion. These complexes include various open-end management investment companies.

To establish new proprietary mutual fund complexes, the Company must first establish the mutual fund complex, including the necessary federal securities registration, and then assist the bank in the transfer of existing investment funds into the mutual funds. Until such registration is complete and asset transfers occur, which usually takes four to six months, SEI receives no revenues from the proprietary funds it helps establish. In addition, SEI must expend significant time and resources during the start-up of a mutual fund complex and bears the risk that these costs will not be recovered if the mutual fund complex is not funded. Many of the Company's new clients have been existing mutual funds for which the Company assumes the administration and distribution responsibilities. These relationships do not bear the risk of non-funding as with a new fund complex.

The Company's market for its proprietary funds services and products consists primarily of bank trust departments and investment advisors. At the end of 1995, there were approximately 110 proprietary fund complexes that existed in the United States. SEI administered proprietary funds for 23 clients at December 31, 1995. Two proprietary fund clients were acquired by other banks and the related assets were transferred to proprietary funds advised by such banks in the first quarter of 1996.

The Company's contracts with proprietary mutual funds have initial terms ranging from two to five years. Principal competitors of the Company's proprietary mutual fund services include Federated Investors, Inc., BISYS Group, First Data Corporation, PFPC, and State Street Bank. The Company believes that a potential customer of its proprietary mutual fund services considers the price of such services, the performance of its administrative and other support services such as legal and marketing, and the integration of such services with proprietary software provided by the Company. In addition, while banks are currently prohibited by banking laws from serving as the principal underwriter to mutual funds, legislation has been proposed from time to time to remove this restriction. Currently, several versions of such legislation are pending before Congress. If such legislation is passed, some banks may consider performing the services provided by SEI themselves. Some banks already perform certain administrative services themselves, such as fund accounting, and other banks may perform similar services in the future. In addition, consolidation in the banking industry may reduce the number of bank proprietary fund complexes in existence. Revenues from proprietary fund products and services accounted for approximately 21 percent of the Company's consolidated revenues in 1995.

ASSET MANAGEMENT

     Liquidity and Mutual Fund Services

SEI, through SFS and SFM, has created a number of investment products for institutional investors and financial intermediaries. The initial investment product, first distributed in 1982, and successive products were developed to meet the liquidity requirements of the Company's 3000 product line customers, which are primarily bank trust departments. In 1985, the Company began to offer a growing family of funds, including equity, fixed income, and tax-exempt products, to satisfy the diverse product requirements of its expanded institutional investor market. In 1993, the Company began to offer its Family of Funds on a retail basis through financial institutions and intermediaries.

The products include several open-end management investment companies: SEI Liquid Asset Trust (a money market fund); SEI Tax Exempt Trust (tax-exempt money market and fixed income funds); SEI Daily Income Trust (money market and government bond portfolios); SEI Index Funds (indexed equity and fixed income funds); SEI Institutional Managed Trust (equity, bond, and balanced portfolios); and SEI International Trust (international equity and fixed income portfolios). Each investment company offers multiple portfolios and classes within a portfolio designed to meet a variety of investment objectives through various distribution channels.

SFM is the administrator, transfer agent, fund accountant, and dividend distribution agent for these investment companies under the terms of separate administration contracts, which generally are subject to renewal annually by the board of trustees of each investment company. These contracts provide for the payment to SFM of administration fees based on a percentage of the average net assets of each investment company. SFS is the distributor of each investment company's shares for which it receives reimbursement for a portion of its distribution expenses.

In 1994 and 1995, SFM became the investment advisor for the majority of the portfolios within these investment companies. This change is consistent with the Company's move toward becoming an asset management company with in-house asset allocation and investment expertise. Sub-advisors will be selected and hired by SFM for portfolio management.

The SEI Repurchase Agreement Program ("REPO") is an additional investment service offered by the Company. REPO permits institutions to invest short-term funds in overnight and term tri-party repurchase agreements. Through the Company's REPO program, the institutional investor purchases securities offered by selected dealers that simultaneously agree to repurchase the securities on a specified day. Pending repurchase, the securities are held by an independent custodian bank in segregated accounts for each investor.

Clients that also use the 3000 product line can effect purchases and redemptions in SEI's investment products through an automated subsystem included in the Company's TRUST 3000 system that performs daily sweeps of trust accounts and invests the available cash in one or more of the Company's investment products. Other clients may purchase or redeem investment products through microsystems utilizing SFM's FundPac+Plus(R) product located at client locations, or by telephone orders to SFM. Accounting and administrative functions for the funds are performed at the Company's headquarters. The Company also provides cash sweep technology that enables a financial institution to sweep excess balances from demand deposit accounts into money market mutual funds.

The Company's market for its Liquidity and Family of Funds products consists primarily of bank trust departments, investment advisors, and corporations located in the United States. The number of clients investing in the Company's investment products totaled approximately 800 at December 31, 1995.

Principal competitors of the Company's Liquidity and Family of Funds include Federated Investors, Inc., Fidelity Management Corporation, Investors Fiduciary Trust Company, and Goldman, Sachs & Co., and other mutual fund complexes that market to institutional investors as well as individual bank proprietary and common funds. The Company believes that a potential customer of its Liquidity and Family of Funds business considers the price and performance of the Company's investment products and its diverse product offerings, as well as the ease of investment through SEI's automated sweep system, FundPac+Plus, and its cash sweep technology. Revenues from liquidity and mutual fund services accounted for approximately 18 percent of the Company's consolidated revenues in 1995.

     Asset Management Services

Drawing on its research expertise, the Company began providing investment solutions to its fund sponsor and money manager clients in 1991. Customized Asset Management Service ("CAMS") is a program started in 1991 for defined benefit plans, hospitals, endowment funds, and other institutional investors. CAMS permits such clients access to the products, services, and managers typically available to larger plans and investors through investments in the SEI Family of Funds or through separate accounts with specialist money managers. The Company now provides a full array of investment management services which include implementation of asset allocation strategies based upon a client's investment goals and risk tolerance. These allocation strategies include investment products created by the Company, and utilize the services of top quality investment sub-advisors. The sub-advisors are screened through the Company's due diligence process and a performance measurement system. By the end of 1995, CAMS had 54 clients and $1.9 billion in asset balances. In 1995, the Company began offering its asset management services outside the United States.

The Company has offered comprehensive asset management programs since 1992 that provide a fee-based business solution for financial intermediaries such as banks, registered investment advisors, financial planners, and broker-dealers. These programs are designed to provide such intermediaries a long-term investment strategy to their high-net-worth individual and small qualified plan customers. The Company's asset management programs offer financial intermediaries various asset allocation models which afford their customers access to SEI's Family of Funds, diversification among investment classes, and periodic rebalancing to achieve the investor's objectives.

The principal competition for the Company's asset management products is from other investment advisors and mutual fund companies. Revenues from asset management services accounted for approximately 6 percent of the Company's consolidated revenues in 1995.

     Brokerage and Consulting Services

In May 1995, the Company announced its intention to dispose of the Capital Resources Division, accounting for it as a discontinued operation (See Note 2 of the Notes to Consolidated Financial Statements). The Company intends to retain the Canadian pension and investment advisor consulting business.

The Company, through its wholly owned subsidiary, SEI Financial Services Limited ("SFS Ltd."), provides performance evaluation and other consulting services to Canadian pension plans. SFS Ltd. also supports money managers in managing their clients' investments through investment performance evaluation services, as well as trading cost analysis and marketing strategy review.

The Company's fund sponsor, money manager, and Trust 3000 clients remit payment for services rendered by SEI in cash or, subject to applicable regulatory guidelines, by directing brokerage commissions to SFS or SFS Ltd. through SEI-approved clearing agents or clearing brokers. These clients may also apply a portion of such directed brokerage commissions to defray certain other third-party costs. As a result of the directed brokerage business, the Company's revenues may be affected by changes in market trading volume or changes in government regulations affecting directed brokerage payments.

The market for the Company's consulting services consists mostly of defined benefit plan sponsors and investment managers located in Canada. At December 31, 1995, the Company was providing consulting services to approximately 485 defined benefit plan sponsors and 45 investment managers. The Company claims more than 75 percent of the market and has no significant competitors in the Canadian market. Revenues from brokerage and consulting services accounted for approximately 6 percent of the Company's consolidated revenues in 1995.

Marketing and Sales
-------------------

SEI employs 32 sales representatives in its Investment Technology and Services segment and 52 sales representatives in its Asset Management segment. These sales personnel operate from 13 offices located in Wayne, Pennsylvania; San Francisco, California; Chicago, Illinois; Boston, Massachusetts; New York, New York; Dallas and Houston, Texas; Atlanta, Georgia; Toronto, Ontario; Montreal, Quebec; Vancouver, British Columbia; Halifax, Nova Scotia; and Zurich, Switzerland.

Customers
---------

The Company currently serves approximately 2,200 clients. For the year ended December 31, 1995, no single customer accounted for more than 10 percent of the Company's revenues in any industry segment.

Development of New Products and Services
----------------------------------------
          Software products

The Company believes that its service to existing and potential customers is enhanced by its substantial investment in improving existing software products and developing new products and services for the financial industry. To sustain and enhance its competitive position in the industry, the Company is committed to a continuous and high level of expenditures for research and development.
The Company currently releases new products as they are completed, rather than holding them for bundling in three major annual releases as it has in the past. The benefit to the client is frequent, more manageable releases. Maintenance releases occur four times each year during the months of February, May, August, and November.

The Company's product development efforts are currently focused on its open architecture based products. This open architecture project will allow the Company's clients to operate in a multi-platform environment using client/server installations. This new open architecture will also facilitate the development of new applications for the Company, as well as significantly expand the upward functionality of its existing products to enhance its attractiveness to the largest clients. As clients begin utilizing new client/server applications, the Company expects its ability to sell into this market to be greatly enhanced over the next three years. During 1995, 1994, and 1993, the Company expended (including amounts capitalized) approximately $16,744,000 (7.4 percent of revenues), $15,001,000 (7.3 percent of revenues), and $15,092,000 (8.2 percent of revenues), respectively, to design, develop, and modify existing or new products and services.

          Investment products

The Company has taken several steps to increase the asset management services it provides. In 1994, the Company formed a partnership with three leading academics in the field of finance and established an asset management company in Canada. The partnership, LSV Asset Management ("LSV"), is a value-oriented, contrarian money manager that offers a deep-value investment alternative. In addition to managing approximately $80 million of the Company's Large Cap Value Fund, LSV managed approximately $25 million of institutional money as of December 31, 1995. The Canadian asset management company, Primus Capital Advisors Inc., is an investment counselor/portfolio manager offering investment advisory services to both large and small Canadian defined benefit pension plans.

SEI is entering the international export finance business through its Swiss subsidiary, SEI Capital AG. While this subsidiary has been in existence for a year, its operations have not been significant. SEI Capital AG will manage and trade a portfolio of trade finance obligations arising from international export transactions . Revenue will be generated from several sources: interest, commitment fees, and trading spreads. At December 31, 1995, SEI contributed $8 million to this subsidiary and held $5.2 million of loans receivable available for sale (See Note 4 of the Notes to Consolidated Financial Statements).

Regulatory Considerations
-------------------------

SFS and SFM are subject to various federal and state laws and regulations that grant supervisory agencies, including the SEC, broad administrative powers. In the event of a failure to comply with such laws and regulations, the possible sanctions that may be imposed include the suspension of individual employees, limitations on SFS's or SFM's engaging in business for specified periods of time, the revocation of SFS's or SFM's registration as a broker-dealer or investment advisor, censures, and fines. SEI Trust is subject to laws and regulations imposed by state banking authorities. In the event of a failure to comply with these laws and regulations, limitations may be placed on the business of SEI Trust, or its license as a trust company may be revoked.

Investment products offered by SEI and its subsidiaries are also subject to regulation by the SEC and state securities authorities. Existing or future regulations that affect these investment vehicles or their investment strategies could impair their investment performance and lead to a reduction in sales of such investment products. Directed brokerage payment arrangements offered by the Company are also subject to SEC and other federal regulatory authorities. Changes in the regulation of directed brokerage or soft dollar payment arrangements could affect the Company's sales of some services, primarily its brokerage and consulting services.

Bank clients of both business segments are subject to supervision by federal and state banking authorities concerning the manner such clients purchase and receive the Company's products and services. Plan sponsor clients are subject to supervision by the Department of Labor and compliance with employee benefit regulations. Investment advisor clients are regulated by the SEC and state securities authorities. Existing or future regulations applicable to the Company's clients may affect such clients' purchase of the products and services offered by the Company.

Personnel
---------

At December 31, 1995, the Company had 1,101 full-time and 86 part-time employees. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES.
         ----------

The Company's corporate offices are located in leased facilities containing 224,000 square feet of space in Wayne, Pennsylvania. The Company also leases an additional 86,000 square feet of space in Wayne for use as its data center. The Company has sales support offices in Chicago, Illinois (67,000 square feet) and Dallas, Texas (46,000 square feet). All other offices leased by the Company aggregate 40,000 square feet. The Company owns a New York City condominium (3,400 square feet) used for business purposes. In 1994, the Company purchased 90 acres of land near its present corporate offices for approximately $4 million. The Company began construction of a corporate campus on this site in August 1995. The project is expected to be completed in the fall of 1996. The expirations of the Company's leases in Wayne coincide with the corporate move in 1996.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

There are no legal proceedings to which the Company is a party or to which any of its properties is subject which are expected to have a material adverse effect on the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

Information with regard to the executive officers of the Company is contained in
Item 10 hereof and is incorporated by reference to this Part I.

                                    PART II
                                    -------

ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS.
        ----------------------------------------------------------------------


Price Range of Common Stock:
---------------------------

The Company's common stock is traded in the NASDAQ National Market System under the symbol SEIC. The following table shows the range of closing sales prices on the NASDAQ National Market System for the periods indicated.


1995                          High                      Low
----                          ----                      ---
First Quarter                 20 1/4                    16 3/4
Second Quarter                23 7/8                    17 1/4
Third Quarter                 24 1/2                    20 1/8
Fourth Quarter                23 3/4                    19 3/4


1994                          High                      Low
----                          ----                      ---
First Quarter                 28 1/2                    23 1/4
Second Quarter                24 3/4                    17
Third Quarter                 22 1/4                    17 1/4
Fourth Quarter                22 1/4                    16 3/4


As of December 31, 1995, there were approximately 1,100 shareholders of record. The Board of Directors declared a $.10 dividend in May and December of 1995, and a $.08 dividend in May and December of 1994. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

ITEM 6. SELECTED FINANCIAL DATA.
        -----------------------
(In thousands, except per share data)

The following table summarizes certain selected financial data for the five years in the period ended December 31, 1995. The historical selected financial data for the Company for each of the five years in the period ended December 31 are derived from, and are qualified by reference to, the financial statements of the Company which are included with Item 8 in this report. Such financial statements have been audited by Arthur Anderson LLP, independent public accountants, to the extent indicated in their report. This data should be read in conjunction with the Company's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                               FOR THE YEAR       1995         1994( A)     1993(A)      1992(A)(B)    1991(A)(B)
----------------------------------------------------------------------------------------------------------------------------------
Revenues ..................................................     $225,964       $205,051    $185,064       $158,025      $133,317
Expenses:
  Operating and development................................      115,366        110,504     108,743         96,378        77,125
  Sales and marketing......................................       58,892         48,561      39,521         37,874        24,605
  General and administrative...............................       16,963         16,919      16,865         17,285        16,419
                                                              -------------  ------------- ------------- ------------- -----------
Income from continuing operations before interest and             34,743         29,067      19,935          6,488        15,168
 income taxes..............................................
Interest income, net.......................................         (764)          (374)       (315)          (472)         (840)
                                                              -------------  ------------- ------------- ------------- -----------
Income from continuing operations before income taxes......       35,507         29,441      20,250          6,960        16,008
Income taxes...............................................       14,381         11,188       7,493          2,506         5,923
                                                              -------------  ------------- ------------- ------------- -----------
Income from continuing operations..........................       21,126         18,253      12,757          4,454        10,085
Income (loss) from discontinued operations.................       (1,942)           997       3,382          6,877         2,065
Gain on sale of discontinued operation.....................           --             --          --          1,597            --
                                                              -------------  ------------- ------------- ------------- -----------
Net income.................................................     $ 19,184       $ 19,250    $ 16,139       $ 12,928      $ 12,150
----------------------------------------------------------------------------------------------------------------------------------
Earnings per share from continuing operations (C)..........     $   1.09       $    .91    $    .62       $    .20      $    .44
Earnings (loss) per share from discontinued operations (C).         (.10)           .05         .16            .39           .09
                                                              -------------  ------------- ------------- ------------- -----------
Earnings per share (primary and fully diluted) (C).........     $    .99       $    .96    $    .78       $    .59      $    .53

Shares used to calculate earnings per share (C)............       19,445         20,027      20,733         21,940        23,016
Cash dividends declared per common share (C)...............     $    .20       $    .16    $    .12       $   .075      $   .063
----------------------------------------------------------------------------------------------------------------------------------
Year-end Financial Position
Property and equipment, net................................     $ 24,299       $ 25,338    $ 22,279       $ 19,033      $ 23,344
Total assets...............................................     $101,347       $ 91,148    $ 88,229       $ 79,402      $ 74,229
Shareholders' equity.......................................     $ 56,002       $ 51,309    $ 51,541       $ 49,376      $ 47,934
----------------------------------------------------------------------------------------------------------------------------------

(A) Information for 1994, 1993, 1992, and 1991 has been restated to reflect the SEI Capital Resources Division and the SEI Defined Contribution Retirement Service Division as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

(B) Information for 1992 and 1991 has been reported to reflect Reality Technologies, Ltd. as a discontinued operation.

(C) All share and per share information for 1992 and 1991 has been reported to reflect the two-for-one stock split in 1993. See Note 7 of the Notes to Consolidated Financial Statements.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------
                     (In thousands, except per share data)


The Company is organized around its two major product lines: Investment Technology and Services and Asset Management. Financial information on each of these segments is reflected in Note 11 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

1995 COMPARED WITH 1994

The Company's results of operations for the year ended December 31, 1995 included revenues from continuing operations of $225,964, compared to $205,051 reported in the same period of 1994, an increase of over 10 percent from the prior period. Income from continuing operations for 1995 was $21,126 or $1.09 per share, compared to $18,253 or $0.91 per share reported in 1994. Earnings per share for 1995 increased 20 percent over the prior year. Assets under management at December 31, 1995 were $61.2 billion compared to $46.3 billion at December 31, 1994, an increase of 32 percent. Included in these assets are proprietary fund balances of $41.7 billion at December 31, 1995 and $25.8 billion at December 31, 1994, an increase of 62 percent. The Company continued to focus on reducing non-strategic and non-essential expenses, while revenues continued to grow.

INVESTMENT TECHNOLOGY AND SERVICES
----------------------------------

Revenues from the Investment Technology and Services segment for the year ended December 31, 1995 and 1994 were $157,960 and $136,498, respectively.

                                 INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                                 --------------------------------------------

                                                                  DOLLAR           PERCENT
                                  1995              1994          CHANGE           CHANGE
                                  ----              ----          ------           ------
Trust systems and services      $110,886          $104,180        $ 6,706             6%
Proprietary fund services         47,074            32,318         14,756            46%
                                 -------           -------         ------
   Total                        $157,960          $136,498        $21,462            16%
                                 =======           =======         ======

The 16 percent increase in this segment's revenues was due primarily to growth in the proprietary mutual fund business. Proprietary fund services revenue increased 46 percent from the prior-year period due to an increase in average proprietary fund balances over the past year. Average proprietary fund balances increased $12.8 billion or 60 percent from $21.5 billion during 1994 to $34.3 billion during 1995. This increase in proprietary fund balances was the result of growth in existing fund complexes and the commencement of new fund complexes during the past year. Trust systems revenue increased 6 percent from the prior year primarily due to an increase in one-time implementation fees. The increase in implementation fees was a result of mergers among various bank clients. Revenues should continue to expand in 1996 due to continued growth in fund balances from bank proprietary funds. However, future revenue increases will be partially offset by the loss of bank proprietary funds as a result of continued mergers among banks.

                       INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                       -------------------------------------------

                                                            DOLLAR     PERCENT
                                     1995         1994      CHANGE      CHANGE
                                     ----         ----      ------      ------
Operating and development            $82,529     $76,236      $6,293       8%
Sales and marketing                  $30,255     $23,737      $6,518      27%

Operating profit from Investment Technology and Services for the year ended December 31, 1995 was $45,176, an increase of 24 percent from the $36,525 for the corresponding period of 1994. Operating margins for this segment increased to 29 percent in 1995 compared to 27 percent in 1994. The 8 percent increase in operating and development expense was primarily attributable to increases in consulting, outsourcing, and direct expense associated with the growth in proprietary fund balances. The increase in consulting and outsourcing expense reflects the Company's investment in trust technology and its internal infrastructure. The 27 percent increase in sales and marketing expense was primarily attributable to an increase in personnel and consulting expense. The increase in consulting expense relates primarily to the increase in one-time trust services revenue. This segment should continue to expand revenues and operating profits in 1996, despite significant investments in technology.

ASSET MANAGEMENT
----------------

Revenues from the Asset Management segment for the year ended December 31, 1995 and 1994 were $68,004 and $68,553, respectively.

                           ASSET MANAGEMENT REVENUES
                           -------------------------

                                                                   DOLLAR       PERCENT
                                      1995          1994           CHANGE        CHANGE
                                      ----          ----           ------        ------
Liquidity services                   $21,944        $21,380          $564           3%
Mutual fund services                  18,677         20,011        (1,334)         (7%)
Asset management services             14,476         16,336        (1,860)        (11%)
Brokerage and consulting services     12,907         10,826         2,081          19%
                                      ------         ------         -----
  Total                              $68,004        $68,553         $(549)         (1%)
                                      ======         ======         =====

Revenues from this segment decreased slightly due to declines in this segment's mutual fund and asset management businesses. The 7 percent decline in mutual fund services was due primarily to a decrease in fund balances from the Company's Family of Funds and a shift from higher-fee to lower-fee products within these funds. The decline in fund balances was a result of two banks transferring their mutual fund balances to proprietary funds. The 11 percent decline in asset management services is primarily due to a decrease in fees from the International Equity Fund.

                              ASSET MANAGEMENT EXPENSES
                              -------------------------

                                                          DOLLAR        PERCENT
                                   1995        1994       CHANGE         CHANGE
                                   ----        ----       ------         ------
Operating and development         $32,837     $34,268      $(1,431)        (4%)
Sales and marketing               $28,637     $24,824      $ 3,813         15%

The 4 percent decrease in operating and development expense was due primarily to a decrease in personnel expense. The 15 percent increase in sales and marketing expense was due primarily to increases in promotion, travel, and personnel expenses. The Asset Management segment recorded an operating profit of $6,530 in 1995, compared to $9,461 in 1994. The lower operating profit in this segment was primarily attributable to investments the Company has made in its asset management business, along with declining fund balances and lower revenues from the International Equity Fund and the Company's Family of Funds. The Asset Management segment is expected to show improved operating results in 1996 as a result of growth in its core asset management business and continued growth in its liquidity services business.

OTHER INCOME AND EXPENSES
-------------------------

General and administrative expenses for the year ended December 31, 1995 and 1994 were $16,963 and $16,919, respectively. General and administrative expenses remained relatively flat from 1994.

Interest income for the year ended December 31, 1995 and 1994 was $764 and $374, respectively. The increase in interest income is due primarily to an increase in the average cash balance invested in 1995 compared to 1994, in addition to dividend income generated from the Company's investments available for sale.

The Company's effective tax rate from continuing operations was 40.5 percent for 1995 and 38 percent for 1994. The increase in the effective tax rate was due to losses incurred from the Company's foreign subsidiaries in 1995 for which no tax benefit was received. The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (See Note 1 of the Notes to Consolidated Financial Statements). The Company expects its effective tax rate from continuing operations to be approximately 41 percent in 1996.

1994 COMPARED WITH 1993

The Company's results of operations for the year ended December 31, 1994 included revenues from continuing operations of $205,051, compared to $185,064 reported in the same period of 1993, an increase of 11 percent. Income from continuing operations for 1994 was $18,253 or $0.91 per share, compared to $12,757 or $0.62 per share reported in 1993. Earnings per share from continuing operations increased 47 percent over the prior year. Assets under management at December 31, 1994 were $46.3 billion compared to $39.5 billion at December 31, 1993, an increase of 17 percent. Included in these assets are proprietary fund balances of $25.8 billion at December 31, 1994 and $19.6 billion at December 31, 1993, an increase of 32 percent.

INVESTMENT TECHNOLOGY AND SERVICES
----------------------------------

Revenues from the Investment Technology and Services segment for the year ended December 31, 1994 and 1993 were $136,498 and $124,329, respectively.


                      INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                      -------------------------------------------

                                                           DOLLAR     PERCENT
                                    1994          1993     CHANGE      CHANGE
                                    ----          ----     ------      ------
Trust systems and services        $104,180       $93,462   $10,718       11%
Proprietary fund services           32,318        30,867     1,451        5%
                                   -------       -------    ------
  Total                           $136,498      $124,329   $12,169       10%
                                   =======       =======    ======

The 11 percent increase in trust systems revenue was due primarily to an increase in trust processing fees from existing clients along with an increase in one-time implementation fees and support services. Proprietary fund revenues increased 5 percent in 1994 despite the loss of a major proprietary fund complex which generated revenues of $4.5 million in 1993. The loss of revenue from this mutual fund complex did not have a significant impact on earnings because the profit margin from this mutual fund complex was immaterial.


                      INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                      -------------------------------------------

                                                           DOLLAR     PERCENT
                                    1994          1993     CHANGE      CHANGE
                                    ----          ----     ------      ------
Operating and development         $76,236       $85,187    $(8,951)     (11%)
Sales and marketing               $23,737       $16,703    $ 7,034       42%

Operating profit from Investment Technology and Services for the year ended December 31, 1994 was $36,525, an increase of 63 percent from the $22,439 for the corresponding period of 1993. Operating margins for this segment were 27 percent and 18 percent for 1994 and 1993, respectively. The 11 percent decrease in operating and development expense was primarily attributable to a decline in direct proprietary fund expense and from an internal reorganization of the sales and service teams for each banking unit from operating and development to sales and marketing expense. The 42 percent increase in sales and marketing expense was primarily attributable to investments the Company made in its sales force, along with the internal sales and service team reorganization.

ASSET MANAGEMENT
----------------

Revenues from the Asset Management segment for the year ended December 31, 1994 and 1993 were $68,553 and $60,735, respectively.


                           ASSET MANAGEMENT EXPENSES
                           -------------------------

                                                           DOLLAR     PERCENT
                                    1994          1993     CHANGE      CHANGE
                                    ----          ----     ------      ------
Liquidity services                $21,380       $26,250    $(4,870)      (19%)
Mutual fund services               20,011        14,020      5,991        43%
Asset management services          16,336        10,566      5,770        55%
Brokerage and consulting services  10,826         9,899        927         9%
                                   ------        ------      -----

   Total                          $68,553       $60,735     $7,818        13%
                                   ======        ======      =====


The 13 percent increase for 1994, as compared to 1993, was primarily attributable to increased asset management fees from the International Equity Fund and CAMS, along with an increase in the Company's mutual fund business. Year-end balances of the International Equity Fund and CAMS increased from $1.7 billion at the end of 1993 to approximately $2.5 billion at the end of 1994, an increase of 47 percent. The increase in mutual fund services is primarily attributable to an increase in average fund balances from SEI's Family of Funds in 1994, as compared to 1993, along with an increase in basis points earned on these fund balances.

                          ASSET MANAGEMENT EXPENSES
                          -------------------------

                                                           DOLLAR     PERCENT
                                    1994          1993     CHANGE      CHANGE
                                    ----          ----     ------      ------
Operating and development          $34,268       $23,556    $10,712      45%
Sales and marketing                $24,824       $22,818     $2,006       9%

The 45 percent increase in operating and development expense was due primarily to direct costs associated with the outside management and internal support of the International Equity Fund and CAMS. The 9 percent increase in sales and marketing expense was due primarily to investments the Company made in its sales force. The Asset Management segment recorded an operating profit of $9,461 in 1994 compared to $14,361 recorded in 1993. The decline in operating profit in 1994 was primarily attributable to investments the Company made in its sales force, an increase in one-time personnel expense, and substantial increases in asset management operations expense.

OTHER INCOME AND EXPENSES
-------------------------

General and administrative expenses for the year ended December 31, 1994 and 1993 were $16,919 and $16,865, respectively. General and administrative expenses remained relatively flat from 1993.

Interest income for the year ended December 31, 1994 and 1993 was $374 and $315, respectively. The increase in interest income is due primarily to an increase in short-term interest rates during 1994 and an average cash balance that remained relatively constant in 1994, compared to 1993.

The Company's effective tax rate from continuing operations was 38 percent in 1994 and 37 percent in 1993. The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (See Note 1 of the Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's ability to generate adequate cash to meet its needs results primarily from cash flow from operations and its capacity for additional borrowing. The Company has a line of credit agreement which provides for borrowings of up to $20,000 (See Note 6 of the Notes to Consolidated Financial Statements). At December 31, 1995, the Company's unused sources of liquidity consisted primarily of cash and cash equivalents of $10,256 and the entire line of credit of $20,000. The availability of this loan is subject to the Company's compliance with certain covenants set forth in the loan agreement. Cash flow generated from operations was $24,352, $36,681, $31,586, in 1995, 1994, and
1993, respectively. Cash flow from operations declined in 1995 due to increases in receivables and prepaid expenses, along with an increase in loans receivable available for sale. Loans receivable available for sale represent loans purchased through the Company's Swiss-based subsidiary, SEI Capital AG (See Note 4 of the Notes to Consolidated Financial Statements). During 1995, the Company invested $8 million in this business with an additional $7 million invested in January 1996. The Company borrowed $11 million from its line of credit in January 1996 primarily to fund this additional investment in the operations of this business.

In addition, during 1995, the Company acquired approximately 880,000 shares of common stock at a cost of $18.4 million pursuant to an open market stock purchase authorization of $175.7 million made by the Board of Directors. As of February 2, 1996, the Company has repurchased approximately 12.7 million shares of its common stock at a cost of $155.7 million since the inception of the stock buyback program in 1987. Capital expenditures were $8,611 in 1995, $13,732 in 1994, and $13,150 in 1993. In 1994, the Company purchased 90 acres of land for $4,065. The Company is currently constructing a corporate campus on this site. Construction in progress related to this project was $4,490 at December 31, 1995. This corporate campus is expected to be completed in 1996 at a total estimated cost of $31.8 million. The Company believes that excess cash provided by operations and anticipated long-term borrowing arrangements will provide adequate funds for all future costs relating to this campus.

The Company's operating cash flow, borrowing capacity, and liquidity should provide adequate funds for continuing operations, continued investment in new products and equipment, its common stock repurchase program, and the completion of its new corporate campus.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

Index to Financial Statements:

        Report of Independent Public Accountants
        Consolidated Balance Sheets -- December 31, 1995 and 1994
        Consolidated Statements of Operations -- For the years ended
          December 31, 1995, 1994, and 1993
        Consolidated Statements of Shareholders' Equity -- For the years ended
          December 31, 1995, 1994, and 1993
        Consolidated Statements of Cash Flows -- For the years ended
          December 31, 1995, 1994, and 1993
        Notes to Consolidated Financial Statements
        Schedule II -- Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SEI Corporation:


We have audited the accompanying consolidated balance sheets of SEI Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEI Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Philadelphia, Pa.                               ARTHUR ANDERSEN LLP
  February 2, 1996

               CONSOLIDATED BALANCE SHEETS                                      SEI Corporation and Subsidiaries
               (In thousands)

                                                     DECEMBER 31,               1995             1994
               ------------------------------------------------------------------------------------------
ASSETS         CURRENT ASSETS:
               Cash and cash equivalents............................           $10,256           $20,232
               Receivables, net of allowance for doubtful
                  accounts of $1,206................................            22,436            17,268
               Receivables from regulated investment companies......             8,757             6,286
               Deferred income taxes................................             2,584             2,157
               Loans receivable available for sale..................             5,152                --
               Prepaid expenses.....................................             4,890             2,351
                                                                             -------------     -------------

                  TOTAL CURRENT ASSETS..............................            54,075            48,294
                                                                             -------------     -------------

               NET ASSETS OF DISCONTINUED OPERATIONS................             6,046             9,101
                                                                             -------------     -------------

               INVESTMENTS AVAILABLE FOR SALE.......................             6,205                --
                                                                             -------------     -------------

               PROPERTY AND EQUIPMENT, net of accumulated
                   depreciation and amortization of $61,513
                   and $56,188......................................            24,299            25,338
                                                                             -------------     -------------
               CAPITALIZED SOFTWARE, net of accumulated
                   amortization of $3,746 and $2,224................             4,356             2,879
                                                                             -------------     -------------

               OTHER ASSETS, net....................................             6,366             5,536
                                                                             -------------     -------------

                                                                              $101,347           $91,148

               -----------------------------------------------------------------------------------------------

            The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS                     SEI Corporation and Subsidiaries
(In thousands, except par value)

                                                DECEMBER 31,                    1995             1994
                   ---------------------------------------------------------------------------------------
LIABILITIES AND    CURRENT LIABILITIES:
SHAREHOLDERS'      Accounts payable .................................           $6,252           $4,431
EQUITY             Accrued compensation..............................           13,724           14,121
                   Other accrued liabilities.........................           19,115           16,206
                   Deferred revenue..................................            5,795            4,267
                                                                             ---------        ---------

                     TOTAL CURRENT LIABILITIES.......................           44,886           39,025
                                                                             ---------        ---------

                   DEFERRED INCOME TAXES.............................              459              814
                                                                             ---------        ---------

                   COMMITMENTS AND CONTINGENCIES

                   SHAREHOLDERS' EQUITY:
                   Series Preferred stock, $.05 par value,
                    60 shares authorized; no shares issued
                    and outstanding..................................               --               --
                   Common stock, $.01 par value,
                    100,000 shares authorized; 18,425 and
                    18,781 shares issued and outstanding.............              184              188
                   Capital in excess of par value....................           48,207           47,406
                   Retained earnings.................................            7,167            3,823
                   Cumulative translation adjustments................              (58)            (108)
                   Unrealized holding gain on investments............              502               --
                                                                             ---------        ---------

                     TOTAL SHAREHOLDERS' EQUITY......................           56,002           51,309
                                                                             ---------        ---------

                                                                              $101,347          $91,148

                   ---------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS           SEI Corporation and Subsidiaries
(In thousands, except per share data)

                                              YEAR ENDED DECEMBER 31,         1995               1994             1993
---------------------------------------------------------------------------------------------------------------------------
REVENUES ............................................................      $225,964          $205,051          $185,064
EXPENSES:
    Operating and development........................................       115,366           110,504           108,743
    Sales and marketing..............................................        58,892            48,561            39,521
    General and administrative.......................................        16,963            16,919            16,865
                                                                         ------------      ------------      --------------
INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST AND INCOME TAXES...        34,743            29,067            19,935

INTEREST INCOME, NET.................................................          (764)             (374)             (315)
                                                                         ------------      ------------      --------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES................        35,507            29,441            20,250

INCOME TAXES.........................................................        14,381            11,188             7,493
                                                                         ------------      ------------      --------------

INCOME FROM CONTINUING OPERATIONS....................................        21,126            18,253            12,757

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX
   EXPENSE (BENEFIT) OF $(1,295), $1,119, AND $2,398.................        (1,942)              997             3,382
                                                                         ------------      ------------      --------------

NET INCOME...........................................................       $19,184           $19,250           $16,139

---------------------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
    Earnings per share from continuing operations....................         $1.09              $.91              $.62
    Earnings (loss) per share from discontinued operations...........          (.10)              .05               .16
                                                                         ------------      ------------      --------------

EARNINGS PER SHARE (PRIMARY AND FULLY DILUTED).......................          $.99              $.96              $.78

---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS'        SEI Corporation and Subsidiaries
EQUITY (In thousands)

                                                                     CAPITAL
                                                   COMMON STOCK     IN EXCESS              CUMULATIVE     UNREALIZED       TOTAL
                                               -------------------     OF       RETAINED   TRANSLATION   HOLDING GAIN  SHAREHOLDERS'
                                                  SHARES  AMOUNT    PAR VALUE   EARNINGS   ADJUSTMENTS  ON INVESTMENTS    EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992......................    9,814    $98    $42,256       $7,123      ($101)          $--         $49,376
Net income......................................       --     --         --       16,139         --            --          16,139
Purchase and retirement of common stock.........     (814)    (8)    (2,536)     (16,715)        --            --         (19,259)
Issuance of common stock under the employee
    stock purchase plan.........................       45      1        887           --         --            --             888
Issuance of common stock upon
    exercise of stock options...................      486      5      4,590           --         --            --           4,595
Tax benefit on stock options exercised..........       --     --      2,155           --         --            --           2,155
Cash dividends..................................       --     --         --       (2,307)        --                        (2,307)
Issuance of common stock for two-for-one
    stock split.................................    9,640     96        (96)          --         --            --              --
Currency translation adjustments................       --     --         --           --        (46)                          (46)

-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1993......................   19,171    192     47,256        4,240       (147)           --          51,541
Net income......................................       --     --         --       19,250         --            --          19,250
Purchase and retirement of common stock.........   (1,280)   (13)   (11,503)     (16,665)        --            --         (28,181)
Issuance of common stock under the employee
    stock purchase plan.........................       60      1      1,084           --         --            --           1,085
Issuance of common stock upon
    exercise of stock options...................      830      8      6,075           --         --            --           6,083
Tax benefit on stock options exercised..........       --     --      4,494           --         --            --           4,494
Cash dividends..................................       --     --         --       (3,002)        --            --          (3,002)
Currency translation adjustments................       --     --         --           --         39            --              39

------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1994......................   18,781   $188    $47,406       $3,823      $(108)          $--         $51,309

------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS'        SEI Corporation and Subsidiaries
EQUITY (in thousands)

                                                                   CAPITAL
                                                COMMON STOCK      IN EXCESS                 CUMULATIVE     UNREALIZED      TOTAL
                                            --------------------     OF         RETAINED    TRANSLATION   HOLDING GAIN SHAREHOLDERS'
                                              SHARES    AMOUNT    PAR VALUE     EARNINGS    ADJUSTMENTS  ON INVESTMENTS   EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994 .................  18,781     $188       $47,406      $3,823        $(108)          $ --        $51,309
Net income..................................      --       --            --      19,184           --             --         19,184
Purchase and retirement of common stock.....    (880)      (9)       (6,264)    (12,105)          --             --        (18,378)
Issuance of common stock under the employee
   stock purchase plan......................      60       --         1,008          --           --             --          1,008
Issuance of common stock upon
   exercise of stock options................     464         5        4,364          --           --             --          4,369
Tax benefit on stock options exercised......      --        --        1,693          --           --             --          1,693
Cash dividends..............................      --        --           --      (3,735)          --             --         (3,735)
Currency translation adjustments............      --        --           --          --           50             --             50
Unrealized holding gain on investments......      --        --           --          --           --            502            502

------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995..................  18,425     $ 184      $48,207      $7,167        $ (58)          $502        $56,002

------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS           SEI Corporation and Subsidiaries
(In thousands)

                                                 YEAR ENDED DECEMBER 31,      1995              1994             1993
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income............................................................       $19,184          $19,250          $16,139

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization....................................        11,574           12,126           10,988
     Provision for losses on receivables..............................            --              235               --
     Deferred income tax expense (benefit)............................          (672)          (2,799)              56
     Discontinued operations..........................................         3,055              147            5,362
     Tax benefit on stock options exercised...........................         1,693            4,494            2,155
     Other............................................................          (673)             411             (511)
     Change in current assets and liabilities:
       Decrease (increase) in
         Receivables..................................................        (5,168)           (1,710)         (4,096)
         Receivables from regulated investment companies..............        (2,471)             (351)         (4,502)
         Loans receivable available for sale..........................        (5,152)               --              --
         Prepaid expenses.............................................        (2,539)              (74)            795
     Increase (decrease) in
         Accounts payable.............................................         1,821              (418)           (108)
         Accrued compensation.........................................          (397)              407           5,528
         Other accrued liabilities....................................         2,569             3,783          (1,250)
         Deferred revenue.............................................         1,528             1,180           1,030
                                                                          ------------      ------------    ------------
     Total adjustments................................................         5,168            17,431          15,447
                                                                          ------------      ------------    ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES...........................       $24,352           $36,681         $31,586

------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                               SEI Corporation and Subsidiaries
(In thousands)

                                               YEAR ENDED DECEMBER 31,     1995                 1994                 1993
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of investments available for sale.......................        $(5,361)          $      --            $      --
  Additions to property and equipment..............................         (8,611)            (13,732)             (13,150)
  Additions to capitalized software................................         (2,999)             (1,052)              (1,819)
  Proceeds from sale of asset......................................             --               4,200                   --
  Other............................................................           (961)               (100)                (593)
                                                                        --------------    ---------------      ---------------

    NET CASH USED IN INVESTING ACTIVITIES..........................        (17,932)            (10,684)             (15,562)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Purchase and retirement of common stock..........................        (18,378)            (28,181)             (19,259)
  Proceeds from issuance of common stock...........................          5,377               7,168                5,483
  Payment of dividends.............................................         (3,395)             (2,650)              (1,895)
                                                                      --------------    ---------------      ---------------

    NET CASH USED IN FINANCING ACTIVITIES..........................        (16,396)            (23,663)             (15,671)
                                                                      --------------    ---------------      ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............         (9,976)              2,334                  353

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.......................         20,232              17,898               17,545
                                                                      --------------    ---------------      ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR.............................        $10,256             $20,232              $17,898

----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial                 SEI Corporation and Subsidiaries
Statements

NOTE 1 - SUMMARY OF SIGNIFICANT  NATURE OF OPERATIONS - SEI Corporation
         ACCOUNTING POLICIES:    (the "Company") is organized around its two
                                 major product lines: Investment Technology and Services and Asset Management. The Investment
                                 Technology and Services segment provides trust accounting and management information services through the Company's 3000 product line, administration and distribution services to proprietary mutual funds, and back office trust processing. Principal markets for these products and services include trust departments of large banks located in the United States.
                                 The Asset Management segment provides
                                 investment solutions through various investment products including the Company's Family of Funds, liquidity funds and services, Customized
                                 Asset Management Service ("CAMS"), and
                                 consulting services. Principal markets for these products and services include trust departments of large banks, investment advisors, corporations, and money managers located in the United States and Canada. Based on 1995 revenues, the Investment Technology and Services segment accounted for 70 percent of the Company's consolidated revenues and the Asset Management segment accounted for 30 percent of the Company's consolidated revenues.

                                 PRINCIPLES OF CONSOLIDATION - The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company's principal subsidiaries are SEI Financial Services Company ("SFS"), SEI Financial Management Corporation ("SFM"), and SEI Trust Company. All intercompany accounts and transactions have been eliminated.

                                 CASH AND CASH EQUIVALENTS - At December 31,
                                 1995 and 1994, Cash and cash equivalents included $10,196,000 and $18,533,000, respectively, primarily invested in SEI Tax
                                 Exempt Trust, one of several mutual funds managed by SFM. Interest and dividend income for 1995, 1994, and 1993 was $1,019,000,
                                 $405,000, and $340,000, respectively (See Note
                                 12).

                                 PROPERTY AND EQUIPMENT - Property and Equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                                    Estimated
                                                                                                                  Useful Lives
                                                                             1995                  1994            (In Years)
                                 -----------------------------------------------------------------------------------------------
                                 Equipment..............................  $43,469,000           $43,164,000                 3
                                 Buildings, furniture and fixtures......   16,754,000            16,704,000           3 to 39
                                 Leasehold improvements.................    9,814,000             9,275,000        Lease Term
                                 Purchased software.....................    7,220,000             6,810,000                 3
                                 Information database...................           --               360,000                10
                                 Land...................................    4,065,000             4,065,000               N/A
                                 Construction in progress...............    4,490,000             1,148,000               N/A
                                                                          -----------           -----------
                                                                           85,812,000            81,526,000
                                 Less:  Accumulated depreciation
                                    and amortization....................  (61,513,000)          (56,188,000)
                                                                           ----------            ----------

                                 Property and Equipment, net............  $24,299,000           $25,338,000

                                 --------------------------------------------------------------------------------------------

                    Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

                    In December 1994, the Company purchased 90 acres of land for $4,065,000 near its present site. The Company is currently in the process of constructing a corporate campus on this site. Construction in progress for 1995 and 1994 related to this project was $4,490,000 and $1,148,000, respectively. This corporate campus is expected to be completed in late 1996.

                    STATEMENTS OF CASH FLOWS - For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

                    Supplemental disclosures of cash paid/received during the year is as follows:


                                                                        1995                1994              1993
                                                                        ----                ----              ----
                        Interest paid.............................    $   211,000        $       --        $       --
                        Interest and dividends received...........    $ 1,024,000        $  374,000        $  331,000
                        Income taxes paid (Federal and state).....    $12,846,000        $9,620,000        $7,415,000


                    REVENUE RECOGNITION - Principal sources of revenues are information processing and software services, distribution and administration of money market and mutual funds, brokerage and consulting services, and investment solutions. Revenues from these services are recognized in the periods in which the services are performed. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned.

                    INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the liability method is used for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse (See Note 10).

                    FOREIGN CURRENCY TRANSLATION - The assets and liabilities of foreign operations are translated into U.S. dollars using the rates of exchange at year end. The results of operations are translated into U.S. dollars at the average daily exchange rates for the period. All foreign currency transaction gains and losses are included in income in the periods in which they occur, and are immaterial for each of the three years ended December 31, 1995.

                    CAPITALIZED SOFTWARE - The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. Amortization begins when the development is completed. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three years.

                    Capitalized software development costs consist primarily of salary expense and computer costs incurred to develop new products and enhancements to existing products. During 1995, 1994, and 1993, $2,999,000, $1,052,000, and $1,819,000 of
                    software development costs were capitalized, respectively. In 1994, $1,954,000 (net of accumulated amortization of $1,423,000) of capitalized software development costs were written off. This write-off was recorded in Income from discontinued operations on the accompanying Consolidated Statements of Operations for 1994 because it related to a certain activity of one of the discontinued operations. The net book value of capitalized software development costs written off in 1995 and 1993, was zero. Amortization expense was $1,522,000, $1,322,000, and $1,000,000 in 1995, 1994,
                    and 1993, respectively, and is included in Operating and development expense on the accompanying Consolidated Statements of Operations.

                    Total research and development costs, including capitalized software, were $16,744,000, $15,001,000, and $15,092,000 in
                    1995, 1994, and 1993, respectively.

                    EARNINGS PER SHARE - The Company utilizes the modified treasury stock method to compute earnings per share since common share equivalents at the end of the year exceeded 20 percent of the number of common shares outstanding. Earnings per common and common equivalent share (primary earnings per share) is computed using the weighted average number of common shares and common share equivalents (stock options) outstanding. Earnings per share, assuming full dilution (fully diluted earnings per share), is based upon an increased number of shares that would be outstanding assuming exercise of stock options when the Company's stock price at the end of the period is higher than the average price within the respective period. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the earnings per share calculation. In 1995, 1994, and 1993, the weighted average shares outstanding for primary earnings per share were 19,445,000, 20,027,000, and 20,733,000, respectively; fully diluted earnings per share was not materially different from the primary earnings per share indicated.

                    STOCK-BASED COMPENSATION PLANS - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"). The disclosure requirements of SFAS 123 are effective for the Company's December 31, 1996 financial statements. However, these disclosures will include the effects of all awards granted during the year ended December 31, 1995. SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. The required information, if the Company chooses to continue to apply certain allowable accounting principles, will not effect any adjustments to reported net income or earnings per share.

                    MANAGEMENT'S USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    RECLASSIFICATIONS - The financial statements for prior years have been reclassified to conform with current-year presentation.



NOTE 2 -            In May 1995, the Company's Board of Directors approved a
DISCONTINUED        formal plan of disposal for the SEI Capital Resources
OPERATIONS:         Division ("CR") and the SEI Defined Contribution Retirement
                    Services Division ("DC"). CR provides investment performance evaluation services, consulting services, and brokerage services to employee benefit plan sponsors and investment advisors in the United States. DC provides administrative and processing services, recordkeeping and payment software, and employee retirement planning materials for use by defined contribution plans. For CR, the expected manner of disposal is the sale of substantially all of its assets. For
                    DC, its full-service recordkeeping operations were transferred to KPMG Peat Marwick ("KPMG") in the first quarter of 1996. The Company anticipates CR's sale to be completed in 1996.

                    CR and DC are being accounted for as discontinued operations with a measurement date of May 31, 1995. The accompanying Consolidated Financial Statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. The Company expects that the sale of CR will result in a gain on the disposal of CR's assets which will be sufficient to offset the losses of DC from the measurement date to the disposal date and the loss upon the completion of the transfer of DC to KPMG. As a result, no estimated losses for DC have been accrued and the net gain will be recognized when realized. The gain expected from the sale of CR is based upon management's best estimate of the amount to be realized. The amount the Company will ultimately realize could differ from this estimate. The net income or net loss from discontinued operations from the measurement date to the disposal date will be recorded as an adjustment to the net assets or net liabilities of the discontinued operations on the accompanying Consolidated Balance Sheets. Prior periods have been restated.

Income (loss) from discontinued operations on the accompanying Consolidated Statements of Operations were:

                                        Five Months Ended          Year Ended           Year Ended
                                      ---------------------  ---------------------  -------------------
                                           May 31, 1995        December 31, 1994     December 31, 1993
-------------------------------------------------------------------------------------------------------
Revenues..........................          $17,674,000           $58,714,000           $62,106,000
Income (loss) before
  income taxes....................          $(3,237,000)          $ 2,116,000           $ 5,780,000
Income tax expense (benefit)......           (1,295,000)            1,119,000             2,398,000
                                             ----------            ----------            ----------

Income (loss).....................          $(1,942,000)          $   997,000           $ 3,382,000
-------------------------------------------------------------------------------------------------------

The assets and liabilities of CR and DC have been reclassified on the accompanying Consolidated Balance Sheets to separately identify them as net assets or net liabilities of discontinued operations. A summary of these net assets is as follows:

                                                       December 31, 1995      December 31, 1994
-----------------------------------------------------------------------------------------------
Current assets..................................           $7,709,000           $10,843,000
Property and equipment, net.....................            1,257,000             2,265,000
Other assets....................................            5,581,000             7,172,000
Current liabilities.............................          (11,835,000)          (10,633,000)
Deferred income taxes...........................             (421,000)             (546,000)
Loss from discontinued operations for the
  period June 1, 1995 to December 31, 1995,
  net of income tax benefit of $462,000                     3,755,000                    --
                                                           ----------             ---------

Net Assets of Discontinued Operations...........           $6,046,000           $ 9,101,000

-----------------------------------------------------------------------------------------------

NOTE 3 -           Receivables on the accompanying Consolidated Balance Sheets
RECEIVABLES:       consist of the following:

                                                                               1995                  1994
                    ------------------------------------------------------------------------------------------
                    Trade receivables.................................     $14,474,000           $11,282,000
                    Fees earned, not received.........................       2,866,000             1,425,000
                    Fees earned, not billed...........................       6,302,000             5,767,000
                                                                           -----------           -----------
                                                                            23,642,000            18,474,000


                    Less:  Allowance for doubtful accounts............      (1,206,000)           (1,206,000)
                                                                           ------------          ------------

                                                                           $22,436,000           $17,268,000

                    ------------------------------------------------------------------------------------------


                    Fees earned, not received represent brokerage commissions earned but not yet collected. Fees earned, not billed represent cash receivables earned but unbilled and result from timing differences between services provided and contractual billing schedules.

                    Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets represent fees collected from the Company's wholly owned subsidiaries, SFS and SFM, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies.



NOTE 4 - LOANS      Loans receivable available for sale represent loans
RECEIVABLE          which were purchased through the Company's Swiss subsidiary,
AVAILABLE FOR       SEI Capital AG, which is based in Zurich. The Company
SALE:               intends to sell these loans within six months from the
                    balance sheet date. These receivables are reported at the lower of cost or market, and any difference between the purchase price and the related loan principal amount is recognized as an adjustment of the yield over the life of the loan using the effective interest method. Each loan receivable involves various risks, including, but not limited to, country, interest rate, credit, and liquidity risk. Management evaluates and monitors these risks on a continuing basis to ensure that these loan receivables are recorded at a realizable value. This evaluation is based upon management's best estimates and the amounts the Company will ultimately realize could differ from these estimates.




NOTE 5 -            Investments available for sale consist of mutual
INVESTMENTS         funds sponsored by the Company which are primarily invested
AVAILABLE           in equity securities. The Company accounts for these
FOR SALE:           investments pursuant to Statement of Financial Accounting
                    Standards No. 115, "Accounting for Certain Investments in
                    Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Prior to January 1, 1995, the Company had no material investments which would have been accounted for pursuant to SFAS 115. Unrealized holding gains and losses on these investments are reported as a separate component of Shareholders' equity.

                    At December 31, 1995, Investments available for sale had a cost of $5,361,000 and a market value of $6,205,000. At that date, $844,000 of net unrealized gains on securities were included in Investments available for sale. There were no unrealized losses as of December 31, 1995. The net change in unrealized gains on Investments available for sale was $502,000 (net of income taxes) for the year ended December 31, 1995, and is included as a separate component of Shareholders' equity on the accompanying Consolidated Balance Sheets.


NOTE 6 - DEBT:      The Company has a line of credit agreement (the "Agreement")
                    with its principal lending institution which provides for borrowing of up to $20,000,000. The Agreement ends on May
                    31, 1996, at which time the outstanding principal balance, if any, becomes payable unless the Agreement is extended.
                    The line of credit, when utilized, accrues interest at the Prime rate or five-eighths percent above the London
                    Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-eighth percent per annum on the average daily unused portion of the commitment. The line of credit is secured by the common stock of the Company's wholly owned subsidiaries. Certain other covenants under the Agreement require the Company to maintain specified levels of net worth, prohibit unsecured borrowings, and place certain restrictions on investments.

                    The maximum month-end amount of debt outstanding was $11,000,000 for the year ended December 31, 1995. The weighted average balance of debt outstanding was $3,206,000 during 1995. Interest expense was $211,000 based on a weighted average interest rate of 6.6 percent for the year ended December 31, 1995. The Company had no outstanding debt during 1994 and 1993.



NOTE 7 - SHARE-     STOCK SPLIT - On May 12, 1993, the Board of Directors
HOLDERS' EQUITY:    approved a two-for-one stock split of the Company's $.01 par value common stock, effected in the form of a stock dividend which was paid on July 6, 1993 to shareholders of record as of June 21, 1993. A total of 9,640,000 shares of common stock were issued in connection with the stock split. The par value of the common stock remained unchanged.
                    Accordingly, a total of $96,000 was reclassified from Capital in excess of par value to Common stock. Except for the Consolidated Statements of Shareholders' Equity, all references in the accompanying financial statements to the number of shares of common stock, related prices, and per share amounts have been reported to reflect the effect of the stock split.

                    STOCK OPTION PLANS - The Company has stock option plans under which non-qualified and incentive stock options for common stock are available for grant to officers, directors, and key employees. The options granted and the option prices are established by the Board of Directors in accordance with the terms of the plans. Options currently outstanding were granted at fair market value on the date of grant, become exercisable in annual installments of not more than 25 percent per year commencing one year after the date of grant, and remain exercisable no longer than 10 years after the date of grant.

                    Certain information for 1995 and 1994 relative to stock options is summarized as follows:


                                                                           EMPLOYEE PLAN                DIRECTORS' PLAN
                    NUMBER OF SHARES                                    1995          1994             1995          1994
                    -------------------------------------------------------------------------------------------------------
                    Outstanding at beginning of year...............   4,422,000     4,980,000          108,000       96,000
                    Granted........................................     197,000       568,000           12,000       12,000
                    Exercised (A)..................................    (464,000)     (830,000)              --           --
                    Expired or cancelled...........................    (148,000)     (296,000)              --           --
                                                                      ----------    ----------       ---------     --------

                    Outstanding at end of year (B).................   4,007,000     4,422,000          120,000      108,000

                    Exercisable at end of year.....................   3,067,000     2,882,000           90,000       78,000
                    Participants at end of year....................         218           236                3            3
                    Available for future grant at end of year......     336,000       385,000          262,000      274,000

                    ---------------------------------------------------------------------------------------------------------

                    (A) Options were exercised at prices ranging from $4.56 to $19.75 per share during 1995 and from $3.44 to $15.13 per share during 1994.

                    (B) For outstanding shares under option for the Employee Plan at December 31,1995, option prices ranged from $3.94 to $25.25 (and averaged $13.43) per share. For outstanding shares under option for the Directors' Plan at December 31, 1995, option prices ranged from $7.00 to $26.25 (and averaged $13.68) per share. For outstanding shares under option for the Employee Plan at December 31, 1994, option prices ranged from $3.94 to $25.25 (and averaged $12.78) per share. For outstanding shares under option for the Directors' Plan at December 31, 1994, option prices ranged from $7.00 to $26.25 (and averaged $12.78) per share. The expiration dates for options under the Employee Plan range from July 21, 1996 to December 19, 2005. The expiration dates for options under the Directors' Plan range from December 14, 1997 to December 29, 2005.

                    EMPLOYEE STOCK PURCHASE PLAN - The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 800,000 shares for issuance under this plan. At December 31, 1995, 634,000 cumulative shares have been issued.

                    COMMON STOCK BUYBACK - The Board of Directors has authorized the purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $175,729,000. The Company purchased 880,000 shares at a cost of $18,378,000 during 1995. Through December 31, 1995, a total of 12,700,000 shares at an aggregate cost of $155,732,000 have been repurchased and retired.

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

                    SHAREHOLDERS' RIGHTS PLAN - On December 19, 1988, the Company's Board of Directors declared a distribution of one right for each outstanding common share of the Company to shareholders of record at the close of business on January 4, 1989. In addition, any new common shares issued after January 4, 1989 will receive one right for each common share. Each right entitles shareholders to buy one-fourhundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $65 per share. The rights will not be exercisable until a person or group owns more than 40 percent of the Company's common stock, acquires 20 percent or more of the Company's common stock after December 19, 1988 (the "Stock Acquisition Date"), or a person or group begins a tender offer for 30 percent or more of the Company's common stock. The rights, which do not have voting rights, expire on December 19, 1998, and may be redeemed by the Company at a price of $.01 per right at any time until 10 days following the Stock Acquisition Date. In the event that the Company is acquired in a merger or other business combination transaction, each holder of a right will have the right to receive, upon exercise, common shares of the acquiring company having a value equal to two times the exercise price of the right.

                    DIVIDENDS - On May 16, 1995, the Board of Directors declared a cash dividend of $.10 per share on the Company's common stock, which was paid on June 29, 1995, to shareholders of record on June 8, 1995. On December 22, 1995, the Board of Directors declared a cash dividend of $.10 per share on the Company's common stock, payable on January 22, 1996, to shareholders of record on December 28, 1995.

                    The dividends declared in 1995 and 1994 were $3,735,000 and $3,002,000, respectively. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.



NOTE 8 - EMPLOYEE   The Company has a tax-qualified defined contribution plan
BENEFIT PLAN:       (the "Plan"). The Plan provides retirement benefits,
                    including provisions for early retirement and disability benefits, as well as tax-deferred savings features. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed
                    $1,065,000, $1,084,000, and $1,160,000 to the Plan in 1995,
                    1994, and 1993, respectively.

NOTE 9 - COMMIT-    The Company operates in leased facilities and also
MENTS AND           leases data processing equipment. Some of these leases
CONTINGENCIES:      contain escalation clauses for increased taxes and operating expenses. The Company's leases are accounted for as operating leases. Rent expense was $16,570,000, $17,406,000, and $17,467,000 in 1995, 1994, and 1993, respectively.

                    Aggregate noncancellable minimum lease commitments at December 31, 1995 are:

                    ---------------------------------------------------
                    1996................................... $16,645,000
                    1997...................................  12,573,000
                    1998...................................   6,747,000
                    1999...................................   2,417,000
                    2000...................................   2,466,000
                    2001 and after.........................   3,656,000
                                                            -----------
                                                            $44,504,000

                    ---------------------------------------------------


                    At December 31, 1995, the Company has future obligations relating to an office facility which is expected to become vacant. The management of the Company believes it will be able to locate a suitable tenant to sublease this facility. Although the terms of any sublease arrangement are not presently determinable, management believes that an adequate loss reserve has been provided and that the resolution of this matter will not have a material adverse effect on the Company's financial position. In 1994, the Company accrued approximately $1,600,000 relating to this lease commitment. The $1,600,000 was recorded in Income from discontinued operations on the accompanying Consolidated Statements of Operations for 1994 because it related to the activity of one of the discontinued operations. Actual results could differ from this estimate.

                    In the normal course of business, the Company is party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect upon the Company's financial position or results of operations.

NOTE 10 - INCOME TAXES   Income taxes from continuing operations consist of the
                         following:

                                                  Year Ended December 31,      1995                  1994                1993
                          ---------------------------------------------------------------------------------------------------------
                          Current
                              Federal....................................   $13,476,000           $12,506,000          $6,954,000
                              State......................................     1,577,000             1,481,000             483,000
                                                                             ----------            ----------           ---------

                                                                             15,053,000            13,987,000           7,437,000
                                                                             ----------            ----------           ---------

                          Deferred, including current deferred
                              Federal....................................      (682,000)           (2,133,000)            (23,000)
                              State......................................        10,000              (666,000)             79,000
                                                                             ----------            ----------           ---------
                                                                               (672,000)           (2,799,000)             56,000
                                                                             ----------            ----------           ---------

                          Total income taxes from continuing
                              operations.................................   $14,381,000           $11,188,000          $7,493,000

                          ---------------------------------------------------------------------------------------------------------

                         The effective income tax rate from continuing operations differs from the Federal income tax statutory rate due to the following:

                                                    Year Ended December 31,                    1995           1994        1993
                          ----------------------------------------------------------------------------------------------------------
                          Statutory rate...................................                    35.0%          35.0%       35.0%
                          State taxes, net of Federal tax benefit..........                     2.5            1.8         1.8
                          Other, net.......................................                     3.0            1.2         0.2
                                                                                               ----           ----        ----

                                                                                               40.5%          38.0%       37.0%

                          ----------------------------------------------------------------------------------------------------------

Deferred income taxes for 1995, 1994, and 1993 reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items comprising the deferred income tax provision from continuing operations are as follows:

                             Year Ended December 31,          1995                     1994                1993
------------------------------------------------------------------------------------------------------------------
Difference in financial reporting and income
  tax depreciation methods..........................       $ (555,000)             $  (652,000)         $ (691,000)
Reserves not currently deductible...................          213,000                 (300,000)           (303,000)
Capitalized software currently deductible for
  tax purposes, net of amortization and
  write-offs........................................          512,000                 (974,000)            489,000
State deferred income taxes.........................            6,000                 (433,000)             51,000
Revenue and expense recognized in
  different periods for financial reporting
  and income tax purposes...........................         (657,000)                (354,000)            234,000
Other, net..........................................         (191,000)                 (86,000)            276,000
                                                             ---------              -----------            -------

                                                           $ (672,000)             $(2,799,000)         $   56,000

------------------------------------------------------------------------------------------------------------------

The net deferred income tax asset is comprised of the following:

                             Year Ended December 31,          1995                     1994
------------------------------------------------------------------------------------------------
Current deferred income taxes:
  Gross assets......................................       $3,331,000               $2,769,000
  Gross liabilities.................................         (747,000)                (612,000)
                                                            ---------                ---------
                                                            2,584,000                2,157,000
                                                            ---------                ---------
Long-term deferred income taxes:
  Gross assets......................................        1,741,000                1,142,000
  Gross liabilities.................................       (2,200,000)              (1,956,000)
                                                           ----------               ----------
                                                             (459,000)                (814,000)
                                                           ----------               ----------

Net deferred income tax asset.......................       $2,125,000               $1,343,000

------------------------------------------------------------------------------------------------

The Company did not record any valuation allowance against deferred tax assets at December 31, 1995 and 1994.

The tax effect of significant temporary differences representing deferred tax assets is as follows:


                            Year Ended December 31,        1995                    1994
---------------------------------------------------------------------------------------------
Difference in financial reporting and income
  tax depreciation methods.........................     $1,161,000             $  937,000
Reserves not currently deductible..................      1,396,000              2,215,000
Capitalized software currently deductible for
  tax purposes, net of amortization and
  write-offs.......................................     (1,855,000)            (1,298,000)
State deferred income taxes........................       (158,000)              (119,000)
Revenue and expense recognized in
  different periods for financial reporting
  and income tax purposes..........................      1,935,000                423,000
Unrealized holding gain on investments.............       (342,000)                    --
Other, net.........................................        (12,000)              (815,000)
                                                         ---------             ----------

                                                        $2,125,000             $1,343,000

---------------------------------------------------------------------------------------------

NOTE 11 - SEGMENT INFORMATION:  The Company has redefined its business segments to reflect the Company's focus around two core product lines: Investment Technology and Services and Asset Management. Previously, the business segments were defined by markets, not products. The Investment Technology and Services segment consists of the Company's trust technology and proprietary mutual fund businesses. The Asset Management segment consists of the Company's liquidity management, asset management, and mutual fund businesses.

                                The following tables highlight certain financial information from continuing operations about each of the Company's segments for the years ended December 31, 1995, 1994, and 1993. Prior-year business segment information has been restated to conform with current-year presentation and for the effect of the discontinued operations discussed in Note 2.


                                                        Investment
                                                        Technology         Asset        General and
1995                                                    and Service      Management    Administrative    Consolidated
----------------------------------------------------------------------------------------------------------------------
Revenues............................................... $157,960,000     $68,004,000                     $225,964,000
                                                         -----------      ----------                      -----------

Operating profit....................................... $ 45,176,000     $ 6,530,000                     $ 51,706,000
                                                         -----------      ----------

General and administrative expenses....................                                  $16,963,000     $ 16,963,000
                                                                                          ----------

Interest income, net...................................                                                  $   (764,000)
                                                                                                          -----------

Income from continuing operations before income taxes..                                                  $ 35,507,000
                                                                                                          -----------

Depreciation and amortization.......................... $  8,997,000     $ 2,253,000     $   324,000     $ 11,574,000
                                                         -----------      ----------      ----------      -----------

Capital expenditures................................... $  3,931,000     $ 1,114,000     $ 3,566,000     $  8,611,000
                                                         -----------      ----------      ----------      -----------

Total identifiable assets at December 31, 1995......... $ 39,543,000     $41,288,000     $14,470,000     $ 95,301,000
                                                         -----------      ----------      ----------      -----------
-----------------------------------------------------------------------------------------------------------------------

                                                           Investment
                                                           Technology         Asset         General and
  1994                                                    and Services     Management     Administrative     Consolidated
-----------------------------------------------------------------------------------------------------------------------------
  Revenues............................................... $136,498,000     $68,553,000                       $205,051,000
                                                           -----------      ----------                        -----------

  Operating profit....................................... $ 36,525,000     $ 9,461,000                       $ 45,986,000
                                                           -----------      ----------

  General and administrative expenses....................                                  $16,919,000       $ 16,919,000
                                                                                            ----------

  Interest income, net...................................                                                    $   (374,000)
                                                                                                              -----------

  Income from continuing operations before income taxes..                                                    $ 29,441,000
                                                                                                              -----------

  Depreciation and amortization.......................... $  9,458,000     $ 2,304,000     $   364,000       $ 12,126,000
                                                           -----------      ----------      ----------        -----------

  Capital expenditures................................... $  6,889,000     $ 1,110,000     $ 5,733,000       $ 13,732,000
                                                           -----------      ----------      ----------        -----------

  Total identifiable assets at December 31, 1994......... $ 33,898,000     $24,775,000     $23,374,000       $ 82,047,000
                                                           -----------      ----------      ----------        -----------
----------------------------------------------------------------------------------------------------------------------------
                                                           Investment
                                                           Technology         Asset         General and
  1993                                                    and Services     Management     Administrative     Consolidated
----------------------------------------------------------------------------------------------------------------------------
  Revenues............................................... $124,329,000     $60,735,000                       $ 185,064,000
                                                           -----------      ----------                        ------------

  Operating profit....................................... $ 22,439,000     $14,361,000                       $  36,800,000
                                                           -----------      ----------

  General and administrative expenses....................                                  $16,865,000       $  16,865,000
                                                                                            ----------

  Interest income, net...................................                                                    $    (315,000)
                                                                                                              ------------

  Income from continuing operations before income taxes..                                                    $  20,250,000
                                                                                                              ------------

  Depreciation and amortization.......................... $  8,571,000     $ 2,088,000     $   329,000       $  10,988,000
                                                           -----------      ----------      ----------        ------------

  Capital expenditures................................... $ 10,586,000     $ 2,231,000     $   333,000       $  13,150,000
                                                           -----------      ----------      ----------        ------------

  Total identifiable assets at December 31, 1993......... $ 36,178,000     $20,884,000     $17,719,000       $  74,781,000
                                                           -----------      ----------      ----------        ------------
----------------------------------------------------------------------------------------------------------------------------

NOTE 12 - RELATED PARTY  SFM is a party to Investment Advisory and
          TRANSACTIONS:  Administration Agreements with several regulated investment companies ("RICS"), which are administered by the Company. Shares of the RICs are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, SFM receives a fee for providing investment advisory, administrative, and accounting services to the RICs. The investment advisory and adiministration fee is a fixed percentage of the average daily net asset value of each RIC, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $73,807,000, $59,249,000, and
                         $57,003,000 in 1995, 1994, and 1993, respectively. SFS
                         is a party to Distribution Agreements with several RICs, which are managed by SFM. SFS receives a fee from the RICs for providing distribution services pursuant to the provisions of various Rule 12b-1 Plans adopted by the RICs. These distribution fees totaled $5,897,000, $7,014,000, and $8,868,000 in 1995, 1994,
                         and 1993, respectively.



NOTE 13 - QUARTERLY FINANCIAL
          DATA (UNAUDITED):
                                                          For the Three Months Ended                For the Three Months Ended
                                                     -----------------------------------------------------------------------------
1995                                                   MARCH 31 (A)             JUNE 30          SEPT. 30               DEC. 31
----------------------------------------------------------------------------------------------------------------------------------
Revenues...........................................     $53,499,000           $55,737,000      $56,478,000            $60,250,000
Income from continuing operations before
  income taxes.....................................     $ 9,868,000           $ 7,540,000      $ 8,674,000            $ 9,425,000
Income from continuing operations..................     $ 5,921,000           $ 4,524,000      $ 4,943,000            $ 5,738,000
Net income.........................................     $ 4,883,000           $ 3,620,000      $ 4,943,000            $ 5,738,000
Primary and fully diluted earnings per share
  from continuing operations.......................            $.30                  $.23             $.26                   $.30
Primary and fully diluted earnings per share.......            $.25                  $.18             $.26                   $.30

----------------------------------------------------------------------------------------------------------------------------------

                                                            For the Three Months Ended              For the Three Months Ended
                                                      ----------------------------------------------------------------------------
1994                                                   MARCH 31 (A)           JUNE 30 (A)      SEPT. 30 (A)           DEC. 31 (A)
----------------------------------------------------------------------------------------------------------------------------------
Revenues...........................................    $48,474,000            $51,012,000      $52,110,000            $53,455,000
Income from continuing operations before
  income taxes.....................................    $ 5,736,000            $ 7,572,000      $ 9,052,000            $ 7,081,000
Income from continuing operations..................    $ 3,556,000            $ 4,621,000      $ 5,686,000            $ 4,390,000
Net income.........................................    $ 4,371,000            $ 4,623,000      $ 4,919,000            $ 5,337,000
Primary and fully diluted earnings per share
  from continuing operations.......................           $.17                   $.23             $.29                   $.22
Primary and fully diluted earnings per share.......           $.21                   $.23             $.25                   $.27
----------------------------------------------------------------------------------------------------------------------------------

                         (A) Amounts have been restated to reflect the discontinued operations discussed in Note 2.

                       SEI CORPORATION AND SUBSIDIARIES
                       --------------------------------
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
       -----------------------------------------------------------------

                                                                  Additions
                                                      --------------------------------
                                          Balance at      Charged to        Charged                      Balance
                                          Beginning       Costs and         to Other                     at End
             Description                    of Year        Expenses         Accounts      (Deductions)   of Year
----------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 1993:

   Allowance for doubtful accounts       $  971,000       $       --      $        --     $        --   $  971,000
                                          =========        =========       ==========      ==========    =========
For the Year Ended December 31, 1994:

   Allowance for doubtful accounts       $  971,000       $  235,000      $        --     $        --   $1,206,000
                                          =========        =========       ==========      ==========    =========

For the Year Ended December 31, 1995:

   Allowance for doubtful accounts       $1,206,000       $       --      $        --     $        --   $1,206,000
                                          =========        =========       ==========      ==========    =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------
None.

                                   PART III
                                   --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------

Certain information called for in this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 1995 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "1996 Proxy Statement").

The executive officers of the Company are as follows:

ALFRED P. WEST, JR., 53, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.

HENRY H. GREER, 58, has been President and Chief Operating Officer since August 1990, and was an Executive Vice President from July 1990 to August 1990. Mr. Greer has been a Director since November 1979.

CARMEN V. ROMEO, 52, has been an Executive Vice President since December 1985. Mr. Romeo has been Treasurer, Chief Financial Officer, and a Director since June 1979.

GILBERT L. BEEBOWER, 62, has been an Executive Vice President since July 1987.

RICHARD B. LIEB, 48, has been an Executive Vice President since October 1990, and a Director since May 1995.

CARL A. GUARINO, 38, has been a Senior Vice President since April 1988, and was General Counsel from April 1988 to January 1994.

EDWARD D. LOUGHLIN, 45, has been a Senior Vice President since January 1988.

DENNIS J. MCGONIGLE, 35, has been a Vice President since January 1991, and a Senior Vice President since January 1994.

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------

The information called for in this item is hereby incorporated by reference from the 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

The information called for in this item is hereby incorporated by reference from the 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

The information called for in this item is hereby incorporated by reference from the 1996 Proxy Statement.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

Financial Statements. The following is a list of the Consolidated Financial
--------------------
Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

        Report of Independent Public Accountants
        Consolidated Balance Sheets -- December 31, 1995 and 1994
        Consolidated Statements of Operations -- For the years ended
          December 31, 1995, 1994, and 1993
        Consolidated Statements of Shareholders' Equity -- For the years ended
          December 31, 1995, 1994, and 1993
        Consolidated Statements of Cash Flows -- For the years ended
          December 31, 1995, 1994, and 1993
        Notes to Consolidated Financial Statements
        Schedule II -- Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits, Including Those Incorporated by Reference.  The following is a list of
---------------------------------------------------
exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

     3.1        Articles of Incorporation of the Registrant as amended on
                January 21, 1983. (1) (Exhibit 3.1)
     3.1.1      Designation of Series A Junior Participating Preferred Shares,
                dated December 19, 1988. (7) (Exhibit 3.1.1)
     3.1.2      Amendment to Articles of Incorporation of the Registrant, dated
                May 21, 1992. (12) (Exhibit 3.1.2)
     3.1.3      Amendment to Articles of Incorporation of the Registrant, dated
                May 26, 1994. (14) (Exhibit 3.1.3)
     3.2        By-Laws. (2) (Exhibit 3.2)
     3.2.1      Amendment to By-Laws, dated December 19, 1988. (7) (Exhibit
                3.2.1)
     3.2.2      Amendment to By-Laws, dated July 12, 1990.  (9) (Exhibit 3.2.2)
     4.1        Form of Certificate for Shares of Common Stock. (7) (Exhibit
                4.1)
     4.1.1      Form of Rights Certificate. (5) (Exhibit B to Exhibit 1)
     4.2        See Exhibits 3.1 and 3.2 hereto.
   *10.1        1981 Stock Option Plan, Amended, Restated and Renewed as of May
                8, 1991. (6) (Exhibit 4)
   *10.2        Employee Stock Ownership Plan.  (4) (Exhibit 10.3 (b))
   *10.3        Employee Stock Purchase Plan, Amended and Restated as of May 8,
                1991. (11) (Exhibit 10.3)
   *10.4        SEI Capital Accumulation Plan.  (8) (Exhibit 10.5)
   *10.5        Stock Option Plan for Non-Employee Directors. (7) (Exhibit
                10.12)
   *10.6        Employment Agreement, dated May 25, 1979, between Alfred P.
                West, Jr. and the Registrant. (10) (Exhibit 10.7)
   *10.7        Employment Agreement, dated January 21, 1987, between Gilbert L.
                Beebower and the Registrant. (10) (Exhibit 10.8)
   *10.8.1      Employment Agreement, dated July 1, 1987, between Richard B.
                Lieb and the Registrant. (10) (Exhibit 10.9)
   *10.8.2      Stock Option Agreement, dated February 23, 1989, between Richard
                B. Lieb and a subsidiary of the Registrant, as amended. (12)
                (Exhibit 10.8.2)
   *10.9        Summary of Company Bonus Plan for Senior Management. (13)
                (Exhibit 10.9)
   *10.10       Employment Agreement, dated February 28, 1992, between Charles
                A. Marsh and the Registrant. (13) (Exhibit 10.10)
    10.11       Directors and Officers Liability Insurance Policy. (3) (Exhibit
                10.9)
    10.12       Lease Agreement, dated as of January 1, 1990, between The Canada
                Life Assurance Company and the Registrant. (10) (Exhibit 10.11)

    10.13 Lease Agreement, dated as of May 1, 1991, between Two North Riverside Plaza Joint Venture and the Registrant. (11) (Exhibit 10.11)
    10.14 Credit Agreement, dated May 31, 1992, between Provident National Bank and the Registrant, as amended. (12) (Exhibit 10.12)
    10.14.1 Second Modification Agreement to the Credit Agreement, dated April 19, 1993, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (13) (Exhibit 10.14.1)
    10.14.2 Third Modification Agreement to the Credit Agreement, dated May 31, 1993, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (13) (Exhibit 10.14.2)
    10.14.3 Fourth Modification Agreement to the Credit Agreement, dated March 14, 1994, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (14) (Exhibit 10.14.3)
    10.14.4 Fifth Modification Agreement to the Credit Agreement, dated May 31, 1994, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (14) (Exhibit 10.14.4)
    10.14.5 Sixth Modification Agreement to the Credit Agreement, dated May 5, 1995, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Exhibit 10.14.5)
    10.14.6 Seventh Modification Agreement to the Credit Agreement, dated June 15, 1995, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Exhibit 10.14.6)
    10.14.7 Eighth Modification Agreement to the Credit Agreement, dated October 19, 1995, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Exhibit 10.14.7)
    10.15 Pledge Agreement, dated May 31, 1992, between Provident National Bank and the Registrant. (12) (Exhibit 10.13)
    10.16 Master Lease Agreement, dated December 29, 1989, between Varilease Corporation and the Registrant, as amended. (12) (Exhibit 10.14)
    11.         Earnings per share calculations. (Exhibit 11)
    21.         Subsidiaries of the Registrant.  (Exhibit 21)
    23.         Consent of Independent Public Accountants. (Exhibit 23)
    27.         Financial Data Schedule. (Exhibit 27)
    99.         Miscellaneous exhibits. (Exhibit 99)

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

 (1) Filed March 30, 1983, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1982, and incorporated herein by reference.

 (2) Filed March 30, 1984, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1983, and incorporated herein by reference.

 (3) Filed June 25, 1982, as an exhibit to the Company's Registration Statement on Form S-8 (No. 2-78133), and incorporated herein by reference.

 (4) Filed March 26, 1986, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1985, and incorporated herein by reference.

 (5) Filed January 12, 1989, as an exhibit to the Company's Form 8-K dated January 5, 1989, and incorporated herein by reference.

 (6) Filed July 8, 1991, as an exhibit to the Company's Registration Statement on Form S-8 (No. 33-41602), and incorporated herein by reference.

 (7) Filed March 23, 1989, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

 (8) Filed March 29, 1990, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.

 (9) Filed August 14, 1990, as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference.

(10) Filed March 28, 1991, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference.

(11) Filed March 27, 1992, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

(12) Filed March 24, 1993, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

(13) Filed March 28, 1994, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

(14) Filed March 30, 1995, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SEI CORPORATION

Date    March 29, 1996            By /s/ CARMEN V. ROMEO
     --------------------            -----------------------------------
                                     Carmen V. Romeo
                                     Executive Vice President,
                                     Chief Financial Officer, Treasurer,
                                     and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities and on dates indicated.


Date    March 29, 1996            By /s/ ALFRED P. WEST, JR.
     --------------------            -----------------------------------
                                     Alfred P. West, Jr.
                                     Chairman of the Board,
                                     Chief Executive Officer,
                                     and Director


Date    March 29, 1996            By /s/ HENRY H. GREER
     --------------------            -----------------------------------
                                     Henry H. Greer
                                     President, Chief Operating
                                     Officer, and Director

Date    March 29, 1996            By /s/ RICHARD B. LIEB
     --------------------            -----------------------------------
                                     Richard B. Lieb
                                     Executive Vice President and
                                     Director

Date    March 29, 1996            By /s/ DONALD C. CARROLL
     --------------------            -----------------------------------
                                     Donald C. Carroll
                                     Director

Date    March 29, 1996            By /s/ WILLIAM M. DORAN
     --------------------            -----------------------------------
                                     William M. Doran
                                     Director

Date    March 29, 1996            By /s/ HENRY H. PORTER, JR.
     --------------------            -----------------------------------
                                     Henry H. Porter, Jr.
                                     Director

                                 EXHIBIT INDEX

    3.1         Articles of Incorporation of the Registrant as amended on
                January 21, 1983. (1) (Exhibit 3.1)
    3.1.1       Designation of Series A Junior Participating Preferred Shares,
                dated December 19, 1988. (7) (Exhibit 3.1.1)
    3.1.2       Amendment to Articles of Incorporation of the Registrant, dated
                May 21, 1992. (12) (Exhibit 3.1.2)
    3.1.3       Amendment to Articles of Incorporation of the Registrant, dated
                May 26, 1994 (14) (Exhibit 3.1.3)
    3.2         By-Laws. (Exhibit 3.2)
    3.2.1       Amendment to By-Laws, dated December 19, 1988. (7) (Exhibit
                3.2.1)
    3.2.2       Amendment to By-Laws, dated July 12, 1990. (9) (Exhibit 3.2.2)
    4.1         Form of Certificate for Shares of Common Stock. (7) (Exhibit
                4.1)
    4.1.1       Form of Rights Certificate. (5) (Exhibit B to Exhibit 1)
    4.2         See Exhibits 3.1 and 3.2 hereto.
  *10.1         1981 Stock Option Plan, Amended, Restated and Renewed as of May
                8, 1991. (6) (Exhibit 4)
  *10.2         Employee Stock Ownership Plan. (4) (Exhibit 10.3 (b))
  *10.3         Employee Stock Purchase Plan, Amended and Restated as of May 8,
                1991. (11) (Exhibit 10.3)
  *10.4         SEI Capital Accumulation Plan.  (8) (Exhibit 10.5)
  *10.5         Stock Option Plan for Non-Employee Directors. (7) (Exhibit
                10.12)
  *10.6         Employment Agreement, dated May 25, 1979, between Alfred P.
                West, Jr. and the Registrant. (10) (Exhibit 10.7)
  *10.7         Employment Agreement, dated January 21, 1987, between Gilbert L.
                Beebower and the Registrant. (10) (Exhibit 10.8)
  *10.8.1       Employment Agreement, dated July 1, 1987, between Richard B.
                Lieb and the Registrant. (10) (Exhibit 10.9)
  *10.8.2       Stock Option Agreement, dated February 23, 1989, between Richard
                B. Lieb and a subsidiary of the Registrant, as amended. (12)
                (Exhibit 10.8.2)
  *10.9         Summary of Company Bonus Plan for Senior Management. (13)
                (Exhibit 10.9)
  *10.10        Employment Agreement, dated February 28, 1992, between Charles
                A. Marsh and the Registrant. (13) (Exhibit 10.10)
   10.11        Directors and Officers Liability Insurance Policy. (3) (Exhibit
                10.9)
   10.12        Lease Agreement, dated as of January 1, 1990, between The Canada
                Life Assurance Company and the Registrant. (10) (Exhibit 10.11)
   10.13        Lease Agreement, dated as of May 1, 1991, between Two North
                Riverside Plaza Joint Venture and the Registrant. (11) (Exhibit
                10.11)
   10.14        Credit Agreement, dated May 31, 1992, between Provident National
                Bank and the Registrant, as amended. (12) (Exhibit 10.12)
   10.14.1      Second Modification Agreement to the Credit Agreement, dated
                April 19, 1993, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (13) (Exhibit 10.14.1)
   10.14.2      Third Modification Agreement to the Credit Agreement, dated May
                31, 1993, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (13)
                (Exhibit 10.14.2)
   10.14.3      Fourth Modification Agreement to the Credit Agreement, dated
                March 14, 1994, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (14) (Exhibit 10.14.3)
   10.14.4      Fifth Modification Agreement to the Credit Agreement, dated May
                31, 1994, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (14)
                (Exhibit 10.14.4)
   10.14.5      Sixth Modification Agreement to the Credit Agreement, dated May
                5, 1995, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Exhibit
                10.14.5) (Page 54)
   10.14.6      Seventh Modification Agreement to the Credit Agreement, dated
                June 15, 1995, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant.
                (Exhibit 10.14.6) (Page 56)

   10.14.7      Eighth Modification Agreement to the Credit Agreement, dated
                October 19, 1995, between PNC Bank, National Association,
                successor by merger to Provident National Bank, and the
                Registrant. (Exhibit 10.14.7) (Page 58)
   10.15        Pledge Agreement, dated May 31, 1992, between Provident National
                Bank and the Registrant. (12) (Exhibit 10.13)
   10.16        Master Lease Agreement, dated December 29, 1989, between
                Varilease Corporation and the Registrant, as amended. (12)
                (Exhibit 10.14)
   11.          Earnings per share calculations. (Exhibit 11) (Page 60)
   21.          Subsidiaries of the Registrant. (Exhibit 21) (Page 62)
   23.          Consent of Independent Public Accountants. (Exhibit 23) (Page
                63)
   27.          Financial Data Schedule. (Exhibit 27) (Page 64)
   99.          Miscellaneous exhibits. (Exhibit 99) (Page 65)

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

 (1) Filed March 30, 1983, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1982, and incorporated herein by reference.

 (2) Filed March 30, 1984, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1983, and incorporated herein by reference.

 (3) Filed June 25, 1982, as an exhibit to the Company's Registration Statement on Form S-8 (No. 2-78133), and incorporated herein by reference.

 (4) Filed March 26, 1986, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1985, and incorporated herein by reference.

 (5) Filed January 12, 1989, as an exhibit to the Company's Form 8-K dated January 5, 1989, and incorporated herein by reference.

 (6) Filed July 8, 1991, as an exhibit to the Company's Registration Statement on Form S-8 (No. 33-41602), and incorporated herein by reference.

 (7) Filed March 23, 1989, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

 (8) Filed March 29, 1990, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by reference.

 (9) Filed August 14, 1990, as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1990, and incorporated herein by reference.

(10) Filed March 28, 1991, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference.

(11) Filed March 27, 1992, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by reference.

(12) Filed March 24, 1993, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

(13) Filed March 28, 1994, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

(14) Filed March 30, 1995, as an exhibit to the Company's Form 10-K for the fiscal year ended December 30, 1994, and incorporated herein by reference.