Form 10-Q
period 1996-03-31
SEI CORP
filed 1996-05-15
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---
Act of 1934 for the quarterly period ended MARCH 31, 1996 or
                                           --------------
___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                                    0-10200
- --------------------------------------------------------------------------------
                            (Commission File Number)

                                SEI CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                               23-1707341
- ---------------------------------------  ---------------------------------------
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                 Identification Number)

           680 EAST SWEDESFORD ROAD, WAYNE, PENNSYLVANIA  19087-1658
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996: 18,564,582 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
- -------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS
- -------  --------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                (In thousands)

                                                   March 31, 1996        December 31, 1995
                                                   ---------------       -----------------
                                                     (unaudited)
Assets
- ------
Current assets:

Cash and cash equivalents                              $ 10,855              $ 10,256
Receivables, net of allowance for doubtful
    accounts of $1,206                                   21,779                22,436
Receivables from regulated investment companies           9,225                 8,757
Deferred income taxes                                     1,849                 2,584
Loans receivable available for sale                      12,855                 5,152
Prepaid expenses                                          4,597                 4,890
                                                       --------              --------

      Total current assets                               61,160                54,075
                                                       --------              --------

Net assets of discontinued operations                     8,360                 6,046
                                                       --------              --------

Investments available for sale                            6,322                 6,205
                                                       --------              --------

Property and equipment, net of accumulated
    depreciation and amortization of $63,507
    and $61,513                                          26,103                24,299
                                                       --------              --------

Capitalized software, net of accumulated
    amortization of $4,150 and $3,746                     5,413                 4,356
                                                       --------              --------

Other assets, net                                         5,879                 6,366
                                                       --------              --------

      Total Assets                                     $113,237              $101,347
                                                        =======               =======



       The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       (In thousands, except par value)

                                                  March 31, 1996          December 31, 1995
                                                  --------------          -----------------
                                                    (unaudited)

Liabilities and Shareholders' Equity
- --------------------------------------
Current liabilities:

Short-term borrowings                                 $ 10,000                $     --
Accounts payable                                         5,968                   6,252
Accrued compensation                                     3,932                  13,724
Other accrued liabilities                               25,113                  19,115
Deferred revenue                                         3,771                   5,795
                                                       -------                 -------

     Total current liabilities                          48,784                  44,886
                                                       -------                 -------

Deferred income taxes                                      684                     459
                                                       -------                 -------

Shareholders' equity:

Common stock, $.01 par value, 100,000 shares
   authorized; 18,565 and 18,425 shares issued
   and outstanding                                         186                     184
Capital in excess of par value                          50,153                  48,207
Retained earnings                                       12,959                   7,167
Cumulative translation adjustments                         (82)                    (58)
Unrealized holding gain on investments                     553                     502
                                                       -------                 -------

     Total shareholders' equity                         63,769                  56,002
                                                       -------                 -------

     Total Liabilities and Shareholders' Equity       $113,237                $101,347
                                                       =======                 =======

       The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                                            Three Months
                                                           ------------------------------------------------
                                                                           Ended March 31,
                                                           ------------------------------------------------
                                                                       1996                1995
                                                                       ----                ----
Revenues                                                              $63,239             $53,499

Expenses:
  Operating and development                                            33,815              26,663
  Sales and marketing                                                  16,546              12,952
  General and administrative                                            3,157               4,178
                                                                       ------              ------

Income from continuing operations before interest and income taxes      9,721               9,706
Interest income, net                                                      (97)               (162)
                                                                       ------              ------

Income from continuing operations before income taxes                   9,818               9,868
Income taxes                                                            4,025               3,947
                                                                       ------              ------

Income from continuing operations                                       5,793               5,921

Loss from discontinued operations, net
  of income tax benefit of $692                                            --              (1,038)
                                                                       ------              ------

Net income                                                            $ 5,793             $ 4,883
                                                                       ======              ======

Earnings per share from continuing operations                         $   .30             $   .30

Loss per share from discontinued operations                                --                (.05)
                                                                       ------              ------

Earnings per common and common equivalent share
  (primary and fully diluted)                                         $   .30             $   .25
                                                                       ======              ======

       The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)
                                (In thousands)

                                                                                      Three Months
                                                                      ------------------------------------------------
                                                                                     Ended March 31,
                                                                      ------------------------------------------------
                                                                                  1996                1995
                                                                                  ----                ----
Cash flows from operating activities:
Net income                                                                      $ 5,793             $ 4,883
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                2,562               2,940
     Discontinued operations                                                     (2,314)              2,406
     Tax benefit on stock options exercised                                         433                 775
     Other                                                                        1,241                (881)
     Change in current assets and liabilities:
       Decrease (increase) in
        Receivables                                                                 657              (1,221)
        Receivables from regulated investment companies                            (468)             (1,532)
        Loans receivable available for sale                                      (7,703)                 --
        Prepaid expenses                                                            293                 279
       Increase (decrease) in
        Accounts payable                                                           (284)              2,039
        Accrued compensation                                                     (9,792)             (9,131)
        Other accrued liabilities                                                 7,840               2,406
        Deferred revenue                                                         (2,024)               (579)
                                                                                 ------              ------
       Net cash provided by (used in) operating activities                       (3,766)              2,384
                                                                                 ------              ------

Cash flows from investing activities:
     Additions to property and equipment                                         (3,815)             (1,571)
     Additions to capitalized software                                           (1,461)               (359)
     Purchase of investments available for sale                                      --              (5,000)
     Other                                                                          (31)                 --
                                                                                 ------              ------
       Net cash used in investing activities                                     (5,307)             (6,930)
                                                                                 ------              ------

Cash flows from financing activities:
     Purchase and retirement of common stock                                         --              (3,794)
     Proceeds from issuance of common stock                                       1,514               2,469
     Proceeds from short-term borrowings                                         10,000                  --
     Payment of dividend                                                         (1,842)             (1,503)
                                                                                 ------              ------
       Net cash provided by (used in) financing activities                        9,672              (2,828)
                                                                                 ------              ------

Net increase (decrease) in cash and cash equivalents                                599              (7,374)

Cash and cash equivalents, beginning of period                                   10,256              20,232
                                                                                 ------              ------

Cash and cash equivalents, end of period                                        $10,855             $12,858
                                                                                 ======              ======

       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------



Note 1.   Summary of Significant Accounting Policies
          ------------------------------------------

          Nature of Operations
          --------------------

          SEI Corporation (the "Company") is organized around its two major product lines: Investment Technology and Services and Asset Management. The Investment Technology and Services segment provides trust accounting and management information services through the Company's 3000 product line, administration and distribution services to proprietary mutual funds, and back office trust processing. Principal markets for these products and services include trust departments of large banks located in the United States. The Asset Management segment provides investment solutions through various investment products including the Company's Family of Funds, liquidity funds and services, and consulting services. Principal markets for these products and services include trust departments of large banks, investment advisors, corporations, and money managers located in the United States and Canada.

          Summary Financial Information and Results of Operations
          -------------------------------------------------------

          In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

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

          Property and Equipment
          ----------------------

          Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                 Estimated
                                                                                                Useful Lives
                                                 March 31, 1996        December 31, 1995         (In Years)
                                                 --------------        -----------------         ----------
          Equipment                                 $44,282,000              $43,469,000                  3
          Buildings, furniture and fixtures          16,762,000               16,754,000            3 to 39
          Leasehold improvements                      9,814,000                9,814,000         Lease Term
          Purchased software                          7,860,000                7,220,000                  3
          Land                                        4,065,000                4,065,000                N/A
          Construction in progress                    6,827,000                4,490,000                N/A
                                                     ----------               ----------

                                                     89,610,000               85,812,000
          Less:  Accumulated depreciation
                and amortization                    (63,507,000)             (61,513,000)
                                                     ----------               ----------
                                                    $26,103,000              $24,299,000
                                                     ==========               ==========

          Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

          Capitalized Software
          --------------------

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

          Earnings Per Share
          ------------------

          The Company utilizes the modified treasury stock method to compute earnings per share since common share equivalents at the end of the period exceeded 20 percent of the number of common shares outstanding. Earnings per common and common equivalent share (primary earnings per share) is computed using the weighted average number of common shares and common share equivalents (stock options) outstanding. Earnings per share, assuming full dilution (fully diluted earnings per share), is based upon an increased number of shares that would be outstanding assuming exercise of stock options when the Company's stock price at the end of the period is higher than the average price within the respective period. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the earnings per share calculation. For the three months ended March 31, 1996 and 1995, the weighted average shares outstanding for primary earnings per share were 19,482,000 and 19,522,000, respectively. Fully diluted earnings per share were not materially different from the primary earnings per share indicated.

          Statements of Cash Flows
          ------------------------

          For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

          Supplemental disclosures of cash paid/received during the three months ended March 31:

                                                    1996            1995
                                                    ----            ----
          Interest paid                           $109,000       $       --
          Interest and dividends received         $235,000       $  186,000
          Income taxes paid                       $761,000       $1,109,000

          Stock-Based Compensation Plans
          ------------------------------

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The disclosure requirements of SFAS 123 are effective for the Company's December 31, 1996 year-end financial statements. However, these disclosures will include the effects of all awards granted during the year ended December 31, 1995. SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. The required information, if the Company chooses to continue to apply certain allowable accounting principles, will not affect any adjustments to reported net income or earnings per share.

          Management's Use of Estimates
          -----------------------------

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

Note 2.   Discontinued Operations - In May 1995, the Company's Board of
          -----------------------
          Directors approved a formal plan of disposal for the SEI Capital Resources Division ("CR") and the SEI Defined Contribution Retirement Services Division ("DC"). CR provides investment performance evaluation services, consulting services, and brokerage services to employee benefit plan sponsors and investment advisors in the United States. DC provided administrative and processing services, recordkeeping and payment software, and employee retirement planning materials for use by defined contribution plans. For CR, the expected manner of disposal is the sale of substantially all of its assets. For DC, its full-service recordkeeping operations were transferred to KPMG Peat Marwick ("KPMG") during the first quarter of 1996. The Company anticipates CR's sale to be completed in 1996.

          CR and DC are being accounted for as discontinued operations with a measurement date of May 31, 1995. The accompanying Consolidated Financial Statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. The Company expects that the sale of CR will result in a gain on the disposal of CR's assets which will be sufficient to offset the losses of DC from the measurement date to the disposal date and the loss on the transfer of DC to KPMG. As a result, no estimated losses for DC have been accrued and the net gain will be recognized when realized. The gain expected from the sale of CR is based upon management's best estimate of the amount to be realized. The amount the Company will ultimately realize could differ from this estimate. The net income or net loss from discontinued operations from the measurement date to the disposal date will be recorded as an adjustment to the net assets or net liabilities of the discontinued operations on the accompanying Consolidated Balance Sheets. Prior periods have been restated.

          Loss from discontinued operations on the accompanying Consolidated Statements of Income was:

                                                             Three Months Ended
                                             -----------------------------------------------------
                                                                  March 31,
                                             -----------------------------------------------------
                                                          1996                 1995
                                                          ----                 ----
          Revenues                                      $    --             $11,229,000
                                                         ======              ==========
          Loss before income tax benefit                $    --             $(1,730,000)
          Income tax benefit                                 --                (692,000)
                                                         ------              ----------
          Loss                                          $    --             $(1,038,000)
                                                         ======              ==========

          The assets and liabilities of CR and DC have been reclassified on the accompanying Consolidated Balance Sheets to separately identify them as net assets or net liabilities of discontinued operations. A summary of these net assets is as follows:

                                                                   March 31, 1996        December 31, 1995
                                                                   --------------        -----------------
          Current assets                                             $7,481,000              $7,709,000
          Property and equipment, net                                 1,101,000               1,257,000
          Other assets                                                5,205,000               5,581,000
          Current liabilities                                        (9,663,000)            (11,835,000)
          Deferred income taxes                                        (565,000)               (421,000)
          Loss from discontinued operations for the period
            beginning June 1, 1995, net of income tax
            benefit of $604,000 and $462,000                          4,801,000               3,755,000
                                                                      ---------               ---------

          Net assets of discontinued operations                      $8,360,000              $6,046,000
                                                                      =========               =========

Note 3.   Receivables - Receivables on the accompanying Consolidated Balance
          -----------
          Sheets consist of the following:

                                                                   March 31, 1996        December 31, 1995
                                                                   --------------        -----------------
          Trade receivables                                         $13,786,000              $14,474,000
          Fees earned, not received                                   3,045,000                2,866,000
          Fees earned, not billed                                     6,154,000                6,302,000
                                                                     ----------               ----------

                                                                     22,985,000               23,642,000
          Less: Allowance for doubtful accounts                      (1,206,000)              (1,206,000)
                                                                     ----------               ----------

                                                                    $21,779,000              $22,436,000
                                                                     ==========               ==========

          Fees earned, not received represent brokerage commissions earned but not yet collected. Fees earned, not billed represent cash receivables earned but unbilled and result from timing differences between services provided and contractual billing schedules.

          Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets represent fees collected from the Company's wholly owned subsidiaries, SEI Financial Services Company and SEI Financial Management Corporation, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies.

Note 4.   Loans Receivable Available for Sale - Loans receivable available for
          -----------------------------------
          sale represent loans which were purchased through the Company's Swiss subsidiary, SEI Capital AG, which is based in Zurich. The Company intends to sell these loans within six months from the balance sheet date. These receivables are reported at the lower of cost or market, and any difference between the purchase price and the related loan principal amount is recognized as an adjustment of the yield over the life of the loan using the effective interest method. Each loan receivable involves various risks, including, but not limited to, country, interest rate, credit, and liquidity risk. Management evaluates and monitors these risks on a continuing basis to ensure that these loan receivables are recorded at their realizable value. This evaluation is based upon management's best estimates and the amounts the Company will ultimately realize could differ from these estimates.

Note 5.   Investments Available for Sale - Investments available for sale
          ------------------------------
          consist of mutual funds sponsored by the Company which are primarily invested in equity securities. The Company accounts for investments pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses on these investments are reported as a separate component of Shareholders' equity.

          At March 31, 1996, Investments available for sale had a cost of $5,392,000 and a market value of $6,322,000. At December 31, 1995,
          Investments available for sale had a cost of $5,361,000 and a market value of $6,205,000. Unrealized gains on investments of $930,000 and $844,000 were included in Investments available for sale at March 31, 1996 and December 31, 1995, respectively. There were no unrealized losses as of March 31, 1996 or December 31, 1995. The net changes in unrealized gains on Investments available for sale were $51,000 and $112,000 (net of income taxes) for the three months ended March 31, 1996 and 1995, respectively, and are included as a separate component of Shareholders' equity on the accompanying Consolidated Balance Sheets.

Note 6.   Debt - The Company has a line of credit agreement (the "Agreement")
          ----
          with its principal lending institution which provides for borrowing of up to $20,000,000. The Agreement ends on May 31, 1996, at which time the outstanding principal balance, if any, becomes payable unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or five-eighths percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-eighth percent per annum on the average daily unused portion of the commitment. The line of credit is secured by the common stock of the Company's wholly owned subsidiaries. Certain other covenants under the Agreement require the Company to maintain specified levels of net worth, prohibit unsecured borrowings, and place certain restrictions on investments.

          The maximum month-end amount of debt outstanding during the three months ended March 31, 1996 was $11,000,000. The weighted average balance of debt outstanding was $7,835,000 during the first quarter of 1996. Interest expense was $120,000 based on a weighted average interest rate of approximately 6 percent for the three months ended March 31, 1996. The Company had no outstanding debt during the first quarter of 1995.

Note 7.   Common Stock Buyback - The Board of Directors has authorized the
          --------------------
          purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $175,729,000. Through March 31, 1996, a total of 12,700,000 shares at an aggregate cost of $155,732,000 have been purchased and retired.

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

Note 8.   Dividend - On December 22, 1995, the Board of Directors declared a
          --------
          cash dividend of $.10 per share on the Company's common stock, which was paid on January 22, 1996 to shareholders of record on December 28, 1995.

          The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

Note 9.   Segment Information - The Company defines its business segments to
          -------------------
          reflect the Company's focus around two core product lines: Investment Technology and Services and Asset Management. The Investment Technology and Services segment consists of the Company's trust technology and proprietary mutual fund businesses. The Asset Management segment consists of the Company's liquidity management, asset management, and mutual fund businesses.

          The following tables highlight certain unaudited financial information from continuing operations about each of the Company's segments for the three months ended March 31, 1996 and 1995. Prior-quarter business segment information has been restated to conform with current-quarter presentation and for the effect of the discontinued operations discussed in Note 2.

                                                Investment
                                              Technology and        Asset          General
                                                 Services         Management      and Admin.     Consolidated
                                                 --------         ----------      ----------     ------------

                                                       For the Three-Month Period Ended March 31, 1996
                                             -------------------------------------------------------------------
Revenues                                        $46,363,000      $16,876,000                      $63,239,000
                                                 ==========       ==========                       ==========
Operating profit                                $11,867,000      $ 1,011,000                      $12,878,000
                                                 ==========       ==========
General and administrative expenses                                               $3,157,000        3,157,000
                                                                                   =========
Interest income, net                                                                                  (97,000)
                                                                                                   ----------
Income from continuing operations before
 income taxes                                                                                     $ 9,818,000
                                                                                                   ==========

Depreciation and amortization                   $ 1,952,000      $   556,000      $   54,000      $ 2,562,000
                                                 ==========       ==========       =========       ==========

Capital expenditures                            $ 1,439,000      $    39,000      $2,337,000      $ 3,815,000
                                                 ==========       ==========       =========       ==========


                                                       For the Three-Month Period Ended March 31, 1995
                                             -------------------------------------------------------------------
Revenues                                        $36,542,000      $16,957,000                      $53,499,000
                                                 ==========       ==========                       ==========
Operating profit                                $10,922,000      $ 2,962,000                      $13,884,000
                                                 ==========       ==========
General and administrative expenses                                               $4,178,000        4,178,000
                                                                                   =========
Interest income, net                                                                                 (162,000)
                                                                                                   ----------

Income from continuing operations before
 income taxes                                                                                     $ 9,868,000
                                                                                                   ==========

Depreciation and amortization                   $ 2,286,000      $   569,000      $   85,000      $ 2,940,000
                                                 ==========       ==========       =========       ==========

Capital expenditures                            $   900,000      $   278,000      $  393,000      $ 1,571,000
                                                 ==========       ==========       =========       ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------



The Company operates primarily in two business segments: Investment Technology and Services and Asset Management. Financial information for each of these segments is reflected in Note 9 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

First Quarter Ended March 31, 1996 Compared to First Quarter Ended March 31,
1995

The Company's results of operations for the first quarter of 1996 included revenues from continuing operations of $63,239,000, compared to $53,499,000 for the same period of 1995, an increase of 18 percent from the prior year's corresponding quarter. Part of this increase was due to the Company's recognition of one-time trust services revenue relating to a contractual settlement received from a client in the first quarter of 1996. Income from continuing operations for the first quarter of 1996 was $5,793,000, compared to $5,921,000 in the same period of 1995. Earnings per share from continuing operations for the three months ended March 31, 1996 and 1995 was $.30.
Earnings were flat from the prior-year period due to substantial investments the Company made in the sales and marketing of its asset management business, along with investments made in new businesses. In addition, the Company continues to invest heavily in trust technology, primarily in its open architecture system. Fund balances continued to expand during the first quarter of 1996. Total fund balances at March 31, 1996 were $65.7 billion compared to $50.7 billion at March 31, 1995, an increase of 30 percent. Included in these totals are proprietary fund balances of $45.1 billion at March 31, 1996 and $30.4 billion at March 31, 1995, an increase of 48 percent.

INVESTMENT TECHNOLOGY AND SERVICES - Revenues from Investment Technology and
- ----------------------------------
Services for the three months ended March 31, 1996 and 1995 were $46,363,000 and $36,542,000, respectively.


                   INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                   -------------------------------------------

                                1ST QTR           1ST QTR           DOLLAR          PERCENT
                                 1996              1995             CHANGE          CHANGE
                                 ----              ----             ------          ------
Trust systems and services    $32,542,000       $26,998,000       $5,544,000          21%
Proprietary fund services      13,821,000         9,544,000        4,277,000          45%
                              -----------       -----------       ----------

     Total                    $46,363,000       $36,542,000       $9,821,000          27%
                              ===========       ===========       ==========

Proprietary fund services revenue increased 45 percent from the prior-year period due to an increase in average proprietary fund balances over the past year despite the loss of two proprietary fund complexes in the first quarter of 1996. Average proprietary fund balances increased $16.0 billion or 57 percent from $28.1 billion during the first quarter of 1995 to $44.1 billion during the first quarter of 1996. This increase in proprietary fund balances was the result of growth in existing fund complexes and the commencement of new fund complexes during the past year. Trust systems revenue increased 21 percent from the prior-year period primarily due to a $5.6 million one-time contractual obligation received from a client. Revenues should continue to expand for the remainder of 1996 due to continued growth in fund balances from bank proprietary funds. However, future revenue increases will be partially offset by the loss of bank proprietary funds as a result of continued mergers among banks.


                   INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                   -------------------------------------------

                                1ST QTR           1ST QTR           DOLLAR          PERCENT
                                 1996              1995             CHANGE          CHANGE
                                 ----              ----             ------          ------
Operating and development     $25,662,000       $18,579,000       $7,083,000          38%
Sales and marketing           $ 8,834,000       $ 7,041,000       $1,793,000          25%

The 38 percent increase in operating and development expense was primarily due to an increase in consulting and outsourcing expense, along with an increase in direct expense related to the growth in proprietary fund balances. The increase in consulting expense reflects the Company's significant investment in its open architecture system and advanced client service technology. The Company expects investments in its trust technology to continue for the remainder of 1996. The increase in outsourcing expense reflects the Company's commitment to focus on its core competencies. The 25 percent increase in sales and marketing expense was due primarily to increases in promotion, outsourcing, and personnel expenses. Operating profit from Investment Technology and Services for the three months ended March 31, 1996 was $11,867,000, an increase of 9 percent from the $10,922,000 reported in the corresponding quarter of 1995. Operating margins were 26 percent for the three months ended March 31, 1996, compared to 30 percent for the same period of 1995. The decline in operating margins is attributable to the Company's substantial investment in trust technology and lower margins from its proprietary mutual fund business.

ASSET MANAGEMENT - Revenues from Asset Management for the three months ended
- ----------------
March 31, 1996 and 1995 were $16,876,000 and $16,957,000, respectively.


                           ASSET MANAGEMENT REVENUES
                           -------------------------

                                1ST QTR           1ST QTR           DOLLAR          PERCENT
                                 1996              1995             CHANGE          CHANGE
                                 ----              ----             ------          ------
Liquidity services            $ 5,297,000       $ 5,485,000       $(188,000)          (3%)
Mutual fund services            5,390,000         4,562,000         828,000           18%
Asset management services       3,342,000         4,217,000        (875,000)         (21%)
Brokerage and consulting
     services                   2,847,000         2,693,000         154,000            6%
                               ----------        ----------        --------

     Total                    $16,876,000       $16,957,000        $(81,000)          --
                               ==========        ==========         =======

Mutual fund services revenue increased 18 percent from the prior-year period due to an increase in average fund balances from the Company's Family of Funds over the past year. This increase was partially due to clients transferring their assets from separate accounts under the Customized Asset Management Service ("CAMS") product into the Company's own mutual funds. The 21 percent decrease in asset management services revenue is due primarily to a decrease in fund balances from the Company's International Collective Trust, along with the CAMS transfer of assets to the Company's Family of Funds.


                           ASSET MANAGEMENT EXPENSES
                           -------------------------

                                1ST QTR           1ST QTR           DOLLAR          PERCENT
                                 1996              1995             CHANGE          CHANGE
                                 ----              ----             ------          ------
Operating and development     $8,153,000        $8,084,000           $69,000          1%
Sales and marketing           $7,712,000        $5,911,000        $1,801,000         30%

Operating and development expense was relatively flat from the prior-year period. The 30 percent increase in sales and marketing expense was due primarily to increases in personnel and travel expense, along with significant investments in new businesses. The Asset Management segment recorded an operating profit of $1,011,000 for the three months ended March 31, 1996 compared to an operating profit of $2,962,000 in the corresponding period of 1995. The decline in operating profit is primarily attributable to investments the Company has made to strengthen its sales and marketing efforts in its core asset management business, along with additional investments made in new businesses. The Company expects these investments to continue for the remainder of 1996.

OTHER INCOME AND EXPENSES - General and administrative expenses for the three
- -------------------------
months ended March 31, 1996 and 1995 were $3,157,000 and $4,178,000, respectively. General and administrative expenses declined 24 percent primarily due to decreases in personnel expense in corporate overhead areas.

Interest income for the three months ended March 31, 1996 and 1995 was $97,000 and $162,000, respectively. Interest income in 1996 was net of interest expense relating to the Company's borrowings under its line of credit (See Note 6 of the Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES - The Company's ability to generate cash
- -------------------------------
adequate to meet its needs results primarily from cash flow from operations and its borrowing capacity. The Company has a line of credit agreement which provides for borrowings of up to $20,000,000. At March 31, 1996, the Company's sources of liquidity consisted primarily of cash and cash equivalents of $10,855,000 and the unused balance on the line of credit of $10,000,000. The availability of the line of credit is subject to the Company's compliance with certain covenants set forth in the agreement.

Cash flow used in operations for the three months ended March 31, 1996 was $3,766,000 compared to cash flow provided by operations for the three months ended March 31, 1995 of $2,384,000. The decline in operating cash flow is primarily due to an increase in loans receivable available for sale. Loans receivable available for sale represent loans purchased through the Company's Swiss-based subsidiary, SEI Capital AG (See Note 4 of the Notes to Consolidated Financial Statements). The Company invested $7,000,000 in this business in the first quarter of 1996.

Capital expenditures, including capitalized software development costs, for the three months ended March 31, 1996 and 1995 were $5,276,000 and $1,930,000, respectively. The increase in capital expenditures is primarily the result of expenditures made by the Company for its new corporate campus, along with an increase in capitalized software development costs. The corporate campus is expected to be completed in 1996 at a total estimated cost of $31,800,000, including $4,065,000 for the cost of the land which the Company purchased in 1994. Construction in progress related to the corporate campus was $6,827,000 at March 31, 1996. The Company believes that anticipated long-term borrowing arrangements will provide adequate funds for all future costs relating to this campus. The increase in capitalized software development costs relates primarily to the Company's investment in its open architecture and advanced client service technology projects. Capitalized software development costs relating to these projects are expected to increase for the remainder of 1996.

The Company borrowed $11,000,000 on its line of credit during the first quarter of 1996 for capital expenditures relating to the new corporate campus, along with investments in the operations of its Swiss-based subsidiary. At March 31, 1996, the Company had $10,000,000 on its line of credit still outstanding.

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

               Exhibit 27.  Financial Data Schedule.


         (b)   Reports on Form 8-K

               There were no reports on Form 8-K filed for the three-month period ended March 31, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SEI CORPORATION


  Date     May 14, 1996                 By /s/      Carmen V. Romeo
      ----------------------               --------------------------------
                                                    Carmen V. Romeo
                                             Executive Vice President and
                                                Chief Financial Officer