Form 10-Q
period 1996-06-30
SEI CORP
filed 1996-08-09
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---
Act of 1934 for the quarterly period ended June 30, 1996 or
                                           -------------
    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---
Act of 1934 for the transition period from _________ to _________

                                    0-10200
- --------------------------------------------------------------------------------
                           (Commission File Number)

                                SEI CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Pennsylvania                                        23-1707341
- ----------------------------------              --------------------------------
 (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                      Identification Number)

           680 East Swedesford Road, Wayne, Pennsylvania  19087-1658
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

*APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes    No
                          ---   ---

*APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996: 18,708,579 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
- -------  ---------------------

Item 1.  Financial Statements
- -------  --------------------


                          Consolidated Balance Sheets
                          ---------------------------
                                (In thousands)

                                               June 30, 1996   December 31, 1995
                                               --------------  -----------------
                                                (unaudited)

Assets
- ------

Current assets:

Cash and cash equivalents                         $  7,327          $ 10,256
Receivables, net of allowance for doubtful
  accounts of $1,350 and $1,206                     23,939            22,436
Receivables from regulated investment
 companies                                           9,791             8,757
Deferred income taxes                                1,856             2,584
Loans receivable available for sale                 14,221             5,152
Prepaid expenses                                     4,381             4,890
                                                  --------          --------

        Total current assets                        61,515            54,075
                                                  --------          --------

Net assets of discontinued operations                9,369             6,046
                                                  --------          --------

Investments available for sale                          --             6,205
                                                  --------          --------

Property and equipment, net of accumulated
  depreciation and amortization of $63,674
  and $61,513                                       31,370            24,299
                                                  --------          --------

Capitalized software, net of accumulated
  amortization of $4,553 and $3,746                  7,531             4,356
                                                  --------          --------

Other assets, net                                    8,863             6,366
                                                  --------          --------

        Total Assets                              $118,648          $101,347
                                                  ========          ========



        The accompanying notes are an integral part of these statements.

                          Consolidated Balance Sheets
                          ---------------------------
                       (In thousands, except par value)



                                               June 30, 1996   December 31, 1995
                                               --------------  -----------------
                                                (unaudited)

Liabilities and Shareholders' Equity
- ------------------------------------

Current liabilities:

Short-term borrowings                             $  9,000          $     --
Accounts payable                                     5,880             6,252
Accrued compensation                                 7,648            13,724
Other accrued liabilities                           22,751            19,115
Deferred revenue                                     4,730             5,795
                                                   -------           -------

       Total current liabilities                    50,009            44,886
                                                   -------           -------


Deferred income taxes                                1,054               459
                                                   -------           -------


Shareholders' equity:

Common stock, $.01 par value, 100,000 shares
 authorized; 18,709 and 18,425 shares issued
 and outstanding                                       187               184
Capital in excess of par value                      52,684            48,207
Retained earnings                                   14,840             7,167
Cumulative translation adjustments                    (126)              (58)
Unrealized holding gain on investments                  --               502
                                                   -------           -------

        Total shareholders' equity                  67,585            56,002
                                                   -------           -------

        Total Liabilities and Shareholders'
         Equity                                   $118,648          $101,347
                                                   =======           =======


        The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)


                                                           Three Months
                                                  ------------------------------
                                                          Ended June 30,
                                                  ------------------------------
                                                           1996         1995
                                                           ----         ----

Revenues                                                 $61,541      $55,737

Expenses:
  Operating and development                               34,406       29,267
  Sales and marketing                                     17,325       14,726
  General and administrative                               2,975        4,424
                                                          ------       ------

Income from continuing operations before interest
 and income taxes                                          6,835        7,320

Gain on sale of investments available for sale            (1,097)          --
Interest income, net                                         (60)        (220)
                                                          ------       ------

Income from continuing operations before income taxes      7,992        7,540
Income taxes                                               3,099        3,016
                                                          ------       ------

Income from continuing operations                          4,893        4,524

Loss from discontinued operations, net
 of income tax benefit of $603                                --         (904)
                                                          ------       ------

Net income                                               $ 4,893      $ 3,620
                                                          ======       ======

Earnings per share from continuing operations            $   .25      $   .23

Loss per share from discontinued operations                   --         (.05)
                                                          ------       ------

Earnings per common and common equivalent share
 (primary and fully diluted)                             $   .25      $   .18
                                                          ======       ======


        The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)


                                                            Six Months
                                                  ------------------------------
                                                          Ended June 30,
                                                  ------------------------------
                                                           1996         1995
                                                           ----         ----

Revenues                                                $124,780     $109,236

Expenses:
  Operating and development                               68,221       55,930
  Sales and marketing                                     33,871       27,678
  General and administrative                               6,132        8,602
                                                         -------      -------

Income from continuing operations before interest
 and income taxes                                         16,556       17,026

Gain on sale of investments available for sale            (1,097)          --
Interest income, net                                        (157)        (382)
                                                         -------      -------

Income from continuing operations before income
 taxes                                                    17,810       17,408
Income taxes                                               7,124        6,963
                                                         -------      -------

Income from continuing operations                         10,686       10,445

Loss from discontinued operations, net
 of income tax benefit of $1,295                              --       (1,942)
                                                         -------      -------

Net income                                              $ 10,686     $  8,503
                                                         =======      =======

Earnings per share from continuing operations           $    .55     $    .53

Loss per share from discontinued operations                   --         (.10)
                                                         -------      -------

Earnings per common and common equivalent share
 (primary and fully diluted)                            $    .55     $    .43
                                                         =======      =======


        The accompanying notes are an integral part of these statements.

                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (unaudited)
                                (In thousands)



                                                            Six Months
                                                  ------------------------------
                                                          Ended June 30,
                                                  ------------------------------
                                                           1996         1995
                                                           ----         ----

Cash flows from operating activities:
Net income                                              $ 10,686     $  8,503
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                        5,380        5,886
      Provision for losses on receivables                    144           --
      Discontinued operations                             (3,323)       2,816
      Tax benefit on stock options exercised               1,553        1,150
      Gain on sale of investments available for sale      (1,097)          --
      Other                                                1,849       (1,658)
      Change in current assets and liabilities:
        Decrease (increase) in
          Receivables                                     (1,647)      (5,437)
          Receivables from regulated investment
           companies                                      (1,034)        (935)
          Loans receivable available for sale             (9,069)          --
          Prepaid expenses                                   509          (58)
        Increase (decrease) in
          Accounts payable                                  (372)         532
          Accrued compensation                            (6,076)      (5,704)
          Other accrued liabilities                        5,478         (207)
          Deferred revenue                                (1,065)        (401)
                                                         -------      -------
        Net cash provided by operating activities          1,916        4,487
                                                         -------      -------

Cash flows from investing activities:
     Additions to property and equipment                 (11,388)      (4,198)
     Additions to capitalized software                    (3,982)        (876)
     Deposit on property and equipment                    (1,398)          --
     Investment in joint venture                          (1,658)          --
     Proceeds from sale of investments available for
      sale                                                 6,536           --
     Purchase of investments available for sale               --       (5,132)
     Other                                                   (27)         200
                                                         -------      -------
       Net cash used in investing activities             (11,917)     (10,006)
                                                         -------      -------

Cash flows from financing activities:
     Purchase and retirement of common stock                (870)      (5,781)
     Proceeds from issuance of common stock                3,032        3,890
     Proceeds from short-term borrowings                   9,000           --
     Payment of dividends                                 (4,090)      (3,396)
                                                         -------      -------
       Net cash provided by (used in) financing
        activities                                         7,072       (5,287)
                                                         -------      -------

Net decrease in cash and cash equivalents                 (2,929)     (10,806)

Cash and cash equivalents, beginning of period            10,256       20,232
                                                         -------      -------

Cash and cash equivalents, end of period                $  7,327     $  9,426
                                                         =======      =======

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

         Summary Financial Information and Results of Operations
         -------------------------------------------------------
         In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995, and the cash flows for the six months ended June 30, 1996 and 1995.

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

         Property and Equipment
         ----------------------
         Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                       Estimated
                                                                                     Useful Lives
                                                 June 30, 1996   December 31, 1995    (In Years)
                                                 -------------   -----------------   ------------

          Equipment                               $ 43,603,000        $ 43,469,000              3
          Buildings, furniture and fixtures         16,747,000          16,754,000        3 to 39
          Leasehold improvements                     9,814,000           9,814,000     Lease Term
          Purchased software                         7,765,000           7,220,000              3
          Land                                       4,065,000           4,065,000            N/A
          Construction in progress                  13,050,000           4,490,000            N/A
                                                   -----------         -----------

                                                    95,044,000          85,812,000
          Less: Accumulated depreciation
             and amortization                      (63,674,000)        (61,513,000)
                                                   -----------         -----------
          Property and equipment, net             $ 31,370,000        $ 24,299,000
                                                   ===========         ===========

         Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

         In December 1994, the Company purchased 90 acres of land near its present site for construction of the Company's new corporate campus. All costs relating to the construction are reflected in Construction in progress. This corporate campus is expected to be completed in late 1996.

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

         Earnings per Share
         ------------------
         The Company utilizes the modified treasury stock method to compute earnings per share since common share equivalents at the end of the period exceeded 20 percent of the number of common shares outstanding. Earnings per common and common equivalent share (primary earnings per share) is computed using the weighted average number of common shares and common share equivalents (stock options) outstanding. Earnings per share, assuming full dilution (fully diluted earnings per share), is based upon an increased number of shares that would be outstanding assuming exercise of stock options when the Company's stock price at the end of the period is higher than the average price within the respective period. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the earnings per share calculation. For the three months ended June 30, 1996 and 1995, the weighted average shares outstanding for primary earnings per share were 19,526,000 and 19,668,000, respectively. For the six months ending June 30, 1996 and 1995, the weighted average shares outstanding for primary earnings per share were 19,505,000 and 19,598,000, respectively. Shares used to calculate fully diluted earnings per share were not materially different from those used for primary earnings per share.

         Statements of Cash Flows
         ------------------------
         For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

         Supplemental disclosures of cash paid/received during the six months ended June 30:

                                                                   1996                 1995
                                                                   ----                 ----

          Interest paid                                         $  242,000           $       --
          Interest and dividends received                       $  436,000           $  337,000
          Income taxes paid                                     $5,100,000           $7,893,000

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

         Reclassifications
         -----------------
         The financial statements for prior periods have been reclassified to conform with the current quarter's presentation.

Note 2.  Discontinued Operations - In May 1995, the Company's Board of Directors
         -----------------------
         approved a plan of disposal for the SEI Capital Resources Division ("CR") and the SEI Defined Contribution Retirement Services Division ("DC"). CR provides investment performance evaluation services, consulting services, and brokerage services to employee benefit plan sponsors and investment advisors in the United States. DC provided administrative and processing services, recordkeeping services, and employee retirement planning materials for use by defined contribution plans. For CR, the expected manner of disposal is the sale of substantially all of its assets. For DC, its full-service recordkeeping operations were transferred to KPMG Peat Marwick ("KPMG") during the first quarter of 1996. The Company anticipates CR's sale to be completed in 1996.

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

         Loss from discontinued operations on the accompanying Consolidated Statements of Income was:

                                                               Two Months          Five Months
                                                               ----------          -----------
                                                           Ended May 31, 1995   Ended May 31, 1995
                                                           ------------------   ------------------

          Revenues                                             $ 6,445,000          $17,674,000
                                                                ==========           ==========
          Loss before income tax benefit                       $(1,507,000)         $(3,237,000)
          Income tax benefit                                       603,000            1,295,000
                                                                ----------           ----------
          Loss                                                 $  (904,000)         $(1,942,000)
                                                                ==========           ==========

         The assets and liabilities of CR and DC have been reclassified on the accompanying Consolidated Balance Sheets to separately identify them as net assets or net liabilities of discontinued operations. A summary of these net assets is as follows:

                                                                    June 30, 1996        December 31, 1995
                                                                    -------------        -----------------

           Current assets                                             $5,598,000              $7,709,000
           Property and equipment, net                                   920,000               1,257,000
           Other assets                                                4,828,000               5,581,000
           Current liabilities                                        (8,483,000)            (11,835,000)
           Deferred income taxes                                        (467,000)               (421,000)
           Loss from discontinued operations for the period
             beginning June 1, 1995, net of income tax
             benefit of $1,718,000 and $462,000                        6,973,000               3,755,000
                                                                       ---------               ---------


           Net assets of discontinued operations                      $9,369,000              $6,046,000
                                                                       =========               =========

Note 3.  Receivables - Receivables on the accompanying Consolidated Balance
         -----------
         Sheets consist of the following:


                                                                    June 30, 1996        December 31, 1995
                                                                    -------------        -----------------

           Trade receivables                                         $13,669,000             $14,474,000
           Fees earned, not received                                   4,212,000               2,866,000
           Fees earned, not billed                                     7,408,000               6,302,000
                                                                      ----------             -----------

                                                                      25,289,000              23,642,000
           Less:  Allowance for doubtful accounts                     (1,350,000)             (1,206,000)
                                                                      ----------             -----------

                                                                     $23,939,000             $22,436,000
                                                                      ==========             ===========

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

Note 5.  Investments Available for Sale - Investments available for sale consist
         ------------------------------
         of mutual funds sponsored by the Company which were primarily invested in equity securities. The Company accounts for investments pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses on these investments are reported as a separate component of Shareholders' equity. Realized gains and losses are determined by the specific identification method and are reported separately on the accompanying Consolidated Statements of Income.

         At December 31, 1995, Investments available for sale had an aggregate cost of $5,361,000 and an aggregate market value of $6,205,000 with gross unrealized gains of $844,000. At that date, the unrealized holding gains of $502,000 (net of income taxes of $342,000) were reported as a separate component of Shareholders' equity on the accompanying Consolidated Balance Sheets. There were no unrealized losses as of December 31, 1995.

         In the second quarter of 1996, the Company sold all of its investments available for sale. The aggregate cost of these investments just prior to sale was $5,439,000. Total proceeds from the disposition of these investments were $6,536,000, resulting in a realized gain of $1,097,000. This gain is reflected in Gain on sale of investments available for sale on the accompanying Consolidated Statements of Income.

Note 6.  Debt - The Company has a line of credit agreement (the "Agreement")
         ----
         with its principal lending institution which provides for borrowing of up to $30,000,000. The Agreement ends on May 31, 1997, at which time the outstanding principal balance, if any, becomes payable unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or five-eighths percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-eighth percent per annum on the average daily unused portion of the commitment. The line of credit is secured by the common stock of the Company's wholly owned subsidiaries. Certain other covenants under the Agreement require the Company to maintain specified levels of net worth, prohibit unsecured borrowings, and place certain restrictions on investments.

         The maximum month-end amount of debt outstanding during the six months ended June 30, 1996 was $11,000,000. The weighted average balance of debt outstanding was $8,412,000 during 1996. Interest expense was $137,000 and $257,000 for the three and six months ended June 30, 1996, respectively, based on a weighted average interest rate of approximately six percent during 1996. The Company had no outstanding debt during the first six months of 1995.

         In July 1996, the Company borrowed an additional $11,000,000 on its line of credit. As of August 9, 1996, the outstanding balance on the line of credit was $20,000,000.

Note 7.  Common Stock Buyback - The Board of Directors has authorized the
         --------------------
         purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $175,729,000. Through June 30, 1996, a total of 12,740,000 shares at an aggregate cost of $156,602,000 have been purchased and retired. The Company purchased 40,000 shares at a cost of $870,000 during the second quarter of 1996.

         In July 1996, the Company purchased an additional 487,000 shares of common stock at a cost of $8,766,000.

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

Note 8.  Dividend - On May 21, 1996, the Board of Directors declared a cash
         --------
         dividend of $.12 per share on the Company's common stock, which was paid on June 28, 1996 to shareholders of record on June 12, 1996.

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

         The following tables highlight certain unaudited financial information from continuing operations about each of the Company's segments for the three and six months ended June 30, 1996 and 1995. Prior-period business segment information has been restated to conform with current-period presentation.

                                                   Investment
                                                 Technology and        Asset           General
                                                    Services         Management       and Admin.      Consolidated
                                                    --------         ----------       ----------      ------------


                                                           For the Three-Month Period Ended June 30, 1996
                                                ------------------------------------------------------------------

Revenues                                           $42,488,000       $19,053,000                      $61,541,000
                                                    ==========        ==========                       ==========
Operating profit                                   $ 9,135,000       $   675,000                      $ 9,810,000
                                                    ==========        ==========
General and administrative expenses                                                   $2,975,000        2,975,000
                                                                                       =========
Gain on sale of investments available
 for sale                                                                                              (1,097,000)
Interest income, net                                                                                      (60,000)
                                                                                                       ----------

Income from continuing operations
 before income taxes                                                                                  $ 7,992,000
                                                                                                       ==========

Depreciation and amortization                      $ 2,189,000       $   575,000      $   54,000      $ 2,818,000
                                                    ==========        ==========       =========       ==========

Capital expenditures                               $ 1,290,000       $    60,000      $6,223,000      $ 7,573,000
                                                    ==========        ==========       =========       ==========


                                                           For the Three-Month Period Ended June 30, 1995
                                                ------------------------------------------------------------------

Revenues                                           $38,986,000       $16,751,000                      $55,737,000
                                                    ==========        ==========                       ==========
Operating profit                                   $10,510,000       $ 1,234,000                      $11,744,000
                                                    ==========        ==========
General and administrative expenses                                                   $4,424,000        4,424,000
                                                                                       =========
Interest income, net                                                                                     (220,000)
                                                                                                       ----------

Income from continuing operations
 before income taxes                                                                                  $ 7,540,000
                                                                                                       ==========

Depreciation and amortization                      $ 2,316,000       $   557,000      $   73,000      $ 2,946,000
                                                    ==========        ==========       =========       ==========

Capital expenditures                               $ 1,125,000       $   311,000      $1,191,000      $ 2,627,000
                                                    ==========        ==========       =========       ==========


                                                   Investment
                                                 Technology and        Asset           General
                                                    Services         Management       and Admin.      Consolidated
                                                    --------         ----------       ----------      ------------


                                                           For the Six-Month Period Ended June 30, 1996
                                                ------------------------------------------------------------------

Revenues                                           $88,851,000       $35,929,000                     $124,780,000
                                                    ==========        ==========                      ===========
Operating profit                                   $21,002,000       $ 1,686,000                     $ 22,688,000
                                                    ==========        ==========
General and administrative expenses                                                   $6,132,000        6,132,000
                                                                                       =========
Gain on sale of investments available
 for sale                                                                                              (1,097,000)
Interest income, net                                                                                     (157,000)
                                                                                                       ----------

Income from continuing operations
 before income taxes                                                                                 $ 17,810,000
                                                                                                      ===========

Depreciation and amortization                      $ 4,141,000       $ 1,131,000      $  108,000     $  5,380,000
                                                    ==========        ==========       =========      ===========

Capital expenditures                               $ 2,729,000       $    99,000      $8,560,000     $ 11,388,000
                                                    ==========        ==========       =========       ==========


                                                           For the Six-Month Period Ended June 30, 1995
                                                ------------------------------------------------------------------

Revenues                                           $75,528,000       $33,708,000                     $109,236,000
                                                    ==========        ==========                      ===========
Operating profit                                   $21,432,000       $ 4,196,000                     $ 25,628,000
                                                    ==========        ==========
General and administrative expenses                                                   $8,602,000        8,602,000
                                                                                       =========
Interest income, net                                                                                     (382,000)
                                                                                                       ----------

Income from continuing operations
 before income taxes                                                                                 $ 17,408,000
                                                                                                       ==========

Depreciation and amortization                      $ 4,602,000       $ 1,126,000      $  158,000      $ 5,886,000
                                                    ==========        ==========       =========       ==========

Capital expenditures                               $ 2,025,000       $   589,000      $1,584,000      $ 4,198,000
                                                    ==========        ==========       =========       ==========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- -------  -----------------------------------------------------------------------
         of Operations
         -------------



The Company operates primarily in two business segments: Investment Technology and Services and Asset Management. Financial information for each of these segments is reflected in Note 9 of the Notes to Consolidated Financial Statements.

Results of Operations
- ---------------------

Second Quarter Ended June 30, 1996 Compared to Second Quarter Ended
June 30, 1995

The Company's results of operations for the second quarter of 1996 included revenues from continuing operations of $61,541,000, compared to $55,737,000 for the same period of 1995, an increase of 10 percent from the prior year's corresponding quarter. Income from continuing operations for the second quarter of 1996 was $4,893,000, compared to $4,524,000 in the same period of 1995. Earnings per share from continuing operations for the three months ended
June 30, 1996 was $.25, compared to $.23 in the corresponding period of 1995. Included in second quarter earnings was a gain on sale of investments available for sale of $1,097,000. Excluding the gain on sale of investments available for sale, earnings decreased from the prior-year period due to substantial investments the Company made in the sales and marketing of its asset management business, along with investments made in its offshore investment funds business and its Canadian asset management subsidiary. In addition, the Company continues to invest heavily in trust technology, primarily in its open architecture system. Fund balances continued to expand during the second quarter of 1996. Total fund balances at June 30, 1996 were $71.6 billion compared to $54.8 billion at June 30, 1995, an increase of 31 percent. Included in these totals are proprietary fund balances of $50.2 billion at June 30, 1996 and $34.5 billion at June 30, 1995, an increase of 46 percent.

Investment Technology and Services - Revenues from Investment Technology and
- ----------------------------------
Services for the three months ended June 30, 1996 and 1995 were $42,488,000 and $38,986,000, respectively.

                  INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                  -------------------------------------------

                                    2ND QTR           2ND QTR           DOLLAR          PERCENT
                                     1996              1995             CHANGE          CHANGE
                                    -------           -------           ------          ------

Trust systems and services        $27,085,000       $27,881,000       $ (796,000)        (3%)
Proprietary fund services          15,403,000        11,105,000        4,298,000         39%
                                   ----------        ----------        ---------

     Total                        $42,488,000       $38,986,000       $3,502,000          9%
                                   ==========        ==========        =========

Proprietary fund services revenue increased 39 percent from the prior-year period due to an increase in average proprietary fund balances over the past year despite the loss of two proprietary fund complexes in the first quarter of 1996. Average proprietary fund balances increased $15.1 billion or 47 percent from $32.3 billion during the second quarter of 1995 to $47.4 billion during the second quarter of 1996. This increase in proprietary fund balances was the result of growth in existing fund complexes and the commencement of new fund complexes during the past year. Trust systems and services revenue was relatively flat from the prior-year period as decreases in trust processing fees were offset by an increase in one-time implementation fees. The increase in one-time implementation fees was a result of mergers among various bank clients. Revenues should continue to expand for the remainder of 1996 due to continued growth in fund balances from proprietary funds. However, future revenue increases could be partially offset by the loss of bank clients as a result of continued mergers among banks.

                  INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                  -------------------------------------------

                                  2ND QTR      2ND QTR      DOLLAR    PERCENT
                                    1996         1995       CHANGE    CHANGE
                                    ----         ----       ------    ------

Operating and development       $25,061,000  $20,520,000  $4,541,000    22%
Sales and marketing             $ 8,292,000  $ 7,956,000  $  336,000     4%

The 22 percent increase in operating and development expense was primarily due to an increase in consulting and outsourcing expense, along with an increase in direct expense related to the growth in proprietary fund balances. The increase in consulting expense reflects the Company's significant investment in its open architecture system and advanced client service technology. The Company expects investments in its trust technology to continue for the remainder of 1996 and into 1997. The increase in outsourcing expense reflects the Company's commitment to focus on its core competencies. The four percent increase in sales and marketing expense was due primarily to an increase in promotion expense. Operating profit from Investment Technology and Services for the three months ended June 30, 1996 was $9,135,000, a decrease of 13 percent from the $10,510,000 reported in the corresponding quarter of 1995. Operating margins were 22 percent for the three months ended June 30, 1996, compared to 27 percent for the same period of 1995. The decline in operating margins is attributable to the Company's substantial investment in trust technology and lower margins from its proprietary mutual fund business.

Asset Management - Revenues from Asset Management for the three months ended
- ----------------
June 30, 1996 and 1995 were $19,053,000 and $16,751,000, respectively.


                           ASSET MANAGEMENT REVENUES
                           -------------------------

                               2ND QTR      2ND QTR      DOLLAR      PERCENT
                                1996         1995        CHANGE      CHANGE
                                ----         ----        ------      ------

Liquidity services           $ 4,905,000  $ 5,509,000  $ (604,000)    (11%)
Mutual fund services           6,305,000    4,628,000   1,677,000      36%
Asset management services      3,485,000    3,464,000      21,000       1%
Brokerage and consulting
     services                  4,358,000    3,150,000   1,208,000      38%
                              ----------   ----------   ---------

     Total                   $19,053,000  $16,751,000  $2,302,000      14%
                              ==========   ==========   =========

Liquidity services revenue decreased 11 percent from the prior-year period due to assets being transferred from higher-fee liquidity products to lower-fee liquidity products. Mutual fund services revenue increased 36 percent due to an increase in average fund balances from the Company's Family of Funds over the past year. This increase was partially due to clients transferring their assets from separate accounts under the Customized Asset Management Service ("CAMS") product into the Company's own mutual funds. The 38 percent increase in brokerage and consulting services revenue is due primarily to an internal reclassification of bank-related brokerage services.


                           ASSET MANAGEMENT EXPENSES
                           -------------------------

                                  2ND QTR     2ND QTR      DOLLAR    PERCENT
                                    1996        1995       CHANGE    CHANGE
                                    ----        ----       ------    ------

Operating and development        $9,345,000  $8,747,000  $  598,000     7%
Sales and marketing              $9,033,000  $6,770,000  $2,263,000    33%


Operating and development expense increased seven percent due to an increase in direct expenses relating to the increase in brokerage and consulting services revenues. The 33 percent increase in sales and marketing expense was due primarily to increases in personnel, promotion and travel expense, along with significant investments in the Company's offshore investment funds and Canadian asset management businesses. The Asset Management segment recorded an operating profit of $675,000 for the three months ended June 30, 1996 compared to an operating profit of $1,234,000 in the corresponding period of 1995. The decline in operating profit is primarily attributable to investments the Company has made to strengthen its sales and marketing efforts in its core asset management business, along with additional investments made in new businesses. The Company expects these investments to continue for the remainder of 1996.

Other Income and Expenses - General and administrative expenses for the three
- -------------------------
months ended June 30, 1996 and 1995 were $2,975,000 and $4,424,000, respectively. General and administrative expenses declined 33 percent primarily due to decreases in personnel expense in corporate overhead areas.

Gain on sale of investments available for sale for the three months ended June 30, 1996 was $1,097,000. The realized gain is a result of the Company's disposition of all of its investments classified as Investments available for sale at an amount greater than original cost (See Note 5 of the Notes to Consolidated Financial Statements). There were no realized gains or losses for the three months ended June 30, 1995.

Interest income for the three months ended June 30, 1996 and 1995 was $60,000 and $220,000, respectively. Interest income in 1996 is net of interest expense relating to the Company's borrowings under its line of credit (See Note 6 of the Notes to Consolidated Financial Statements).


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

The Company's results of operations for the six months ended June 30, 1996 included revenues from continuing operations of $124,780,000, compared to $109,236,000 for the same period of 1995, an increase of 14 percent from the prior period. Approximately $5.6 million of this increase was due to the Company's recognition of one-time trust services revenue relating to a contractual settlement received from a client in the first quarter of 1996. Income from continuing operations for the first six months of 1996 was $10,686,000, compared to $10,445,000 in the same period of 1995. Earnings per share from continuing operations for the six months ended June 30, 1996 was $.55, compared to $.53 for the same period of 1995.

Investment Technology and Services - Revenues from Investment Technology and
- ----------------------------------
Services for the six months ended June 30, 1996 and 1995 were $88,851,000 and $75,528,000, respectively.


                  INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                  -------------------------------------------

                                 SIX MONTHS   SIX MONTHS     DOLLAR     PERCENT
                                    1996         1995        CHANGE     CHANGE
                                    ----         ----        ------     ------

Trust systems and services       $59,627,000  $54,879,000  $ 4,748,000     9%
Proprietary fund services         29,224,000   20,649,000    8,575,000    42%
                                  ----------   ----------   ----------

     Total                       $88,851,000  $75,528,000  $13,323,000    18%
                                  ==========   ==========   ==========

Proprietary fund services revenue increased 42 percent from the prior-year period due to an increase in average proprietary fund balances over the past year despite the loss of two proprietary fund complexes in the first quarter of 1996. Average proprietary fund balances increased $15.5 billion or 51 percent from $30.2 billion during the first six months of 1995 to $45.7 billion during the first six months of 1996. This increase in proprietary fund balances was the result of growth in existing fund complexes and the commencement of new fund complexes during the past year. Trust systems revenue increased nine percent from the prior-year period due to a $5.6 million one-time contractual obligation received from a client in the first quarter of 1996. Revenues should continue to expand for the remainder of 1996 due to continued growth in fund balances from proprietary funds. However, future revenue increases could be partially offset by the loss of bank clients as a result of continued mergers among banks.

                  INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                  -------------------------------------------

                                SIX MONTHS   SIX MONTHS     DOLLAR     PERCENT
                                   1996         1995        CHANGE     CHANGE
                                   ----         ----        ------     ------

Operating and development       $50,723,000  $39,099,000  $11,624,000    30%
Sales and marketing             $17,126,000  $14,997,000  $ 2,129,000    14%


The 30 percent increase in operating and development expense was primarily due to an increase in consulting and outsourcing expense, along with an increase in direct expense related to the growth in proprietary fund balances. The increase in consulting expense reflects the Company's significant investment in its open architecture system and advanced client service technology. The Company expects investments in its trust technology to continue for the remainder of 1996 and into 1997. The increase in outsourcing expense reflects the Company's commitment to focus on its core competencies. The 14 percent increase in sales and marketing expense was due primarily to increases in promotion, outsourcing, and personnel expenses. Operating profit from Investment Technology and Services for the six months ended June 30, 1996 was $21,002,000, a decrease of two percent from the $21,432,000 reported in the corresponding period of 1995. Operating margins were 24 percent for the six months ended June 30, 1996, compared to 28 percent for the same period of 1995. The decline in operating margins is attributable to the Company's substantial investment in trust technology and lower margins from its proprietary mutual fund business.

Asset Management - Revenues from Asset Management for the six months ended
- ----------------
June 30, 1996 and 1995 were $35,929,000 and $33,708,000, respectively.


                           ASSET MANAGEMENT REVENUES
                           -------------------------

                                SIX MONTHS   SIX MONTHS     DOLLAR      PERCENT
                                   1996         1995        CHANGE      CHANGE
                                   ----         ----        ------      ------

Liquidity services              $10,202,000  $10,995,000  $ (793,000)     (7%)
Mutual fund services             11,695,000    9,190,000   2,505,000      27%
Asset management services         6,827,000    7,681,000    (854,000)    (11%)
Brokerage and consulting
     services                     7,205,000    5,842,000   1,363,000      23%
                                 ----------   ----------   ---------

     Total                      $35,929,000  $33,708,000  $2,221,000       7%
                                 ==========   ==========   =========

Liquidity services revenue decreased seven percent from the prior-year period due to assets being transferred from higher-fee liquidity products to lower-fee liquidity products. Mutual fund services revenue increased 27 percent due to an increase in average fund balances from the Company's Family of Funds over the past year. This increase was partially due to clients transferring their assets from separate accounts under the Customized Asset Management Service ("CAMS") product into the Company's own mutual funds. The 11 percent decrease in asset management services revenue is due primarily to a decrease in fund balances from the Company's International Collective Trust, along with the CAMS transfer of assets to the Company's Family of Funds. The 23 percent increase in brokerage and consulting services revenue is due primarily to an internal reclassification of bank-related brokerage services.

                           ASSET MANAGEMENT EXPENSES
                           -------------------------

                                SIX MONTHS   SIX MONTHS     DOLLAR    PERCENT
                                   1996         1995        CHANGE    CHANGE
                                   ----         ----        ------    ------

Operating and development       $17,498,000  $16,831,000  $  667,000     4%
Sales and marketing             $16,745,000  $12,681,000  $4,064,000    32%

Operating and development expense increased four percent due to an increase in direct expenses relating to the increase in brokerage and consulting services revenues. The 32 percent increase in sales and marketing expense was due primarily to increases in personnel and travel expense, along with significant investments in the Company's offshore investment funds and Canadian asset management businesses. The Asset Management segment recorded an operating profit of $1,686,000 for the six months ended June 30, 1996 compared to an operating profit of $4,196,000 in the corresponding period of 1995. The decline in operating profit is primarily attributable to investments the Company has made to strengthen its sales and marketing efforts in its core asset management business, along with additional investments made in new businesses. The Company expects these investments to continue for the remainder of 1996.

Other Income and Expenses - General and administrative expenses for the six
- -------------------------
months ended June 30, 1996 and 1995 were $6,132,000 and $8,602,000, respectively. General and administrative expenses declined 29 percent primarily due to decreases in personnel expense in corporate overhead areas.

Gain on sale of investments available for sale for the six months ended
June 30, 1996 was $1,097,000. The realized gain is a result of the Company's disposition of all of its investments classified as Investments available for sale at an amount greater than original cost (See Note 5 of the Notes to Consolidated Financial Statements). There were no realized gains or losses for the six months ended June 30, 1995.

Interest income for the six months ended June 30, 1996 and 1995 was $157,000 and $382,000, respectively. Interest income in 1996 was net of interest expense relating to the Company's borrowings under its line of credit (See Note 6 of the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources - The Company's ability to generate cash
- -------------------------------
adequate to meet its needs results primarily from cash flow from operations and its borrowing capacity. The Company has a line of credit agreement which provides for borrowings of up to $30,000,000. At June 30, 1996, the Company's sources of liquidity consisted primarily of cash and cash equivalents of $7,327,000 and the unused balance on the line of credit of $21,000,000. The availability of the line of credit is subject to the Company's compliance with certain covenants set forth in the agreement.

Cash flow provided by operations for the six months ended June 30, 1996 was $1,916,000 compared to $4,487,000 for the six months ended June 30, 1995. The decline in operating cash flow is primarily due to an increase in loans receivable available for sale. Loans receivable available for sale represent loans purchased through the Company's Swiss-based subsidiary, SEI Capital AG (See Note 4 of the Notes to Consolidated Financial Statements). The Company contributed $7,000,000 in this business in the first quarter of 1996.

Capital expenditures, including capitalized software development costs, for the six months ended June 30, 1996 and 1995 were $15,370,000 and $5,074,000, respectively. The increase in capital expenditures is primarily the result of expenditures made by the Company for its new corporate campus, along with an increase in capitalized software development costs. The corporate campus is expected to be completed in 1996 at a total estimated cost of $31,800,000, including $4,065,000 for the cost of the land which the Company purchased in 1994. Construction in progress related to the corporate campus was $13,050,000 at June 30, 1996. The Company believes that anticipated long-term borrowing arrangements will provide adequate funds for all future costs relating to this corporate campus. The increase in capitalized software development costs relates primarily to the Company's investment in its open architecture and advanced client service technology projects. Capitalized software development costs relating to these projects are expected to increase for the remainder of 1996. In the second quarter of 1996, the Company received $6,536,000 from the sale of all of its investments classified as Investments available for sale (See Note 5 of the Notes to Consolidated Financial Statements).

The Company borrowed $11,000,000 on its line of credit during the first quarter of 1996 for capital expenditures relating to the new corporate campus, along with investments in the operations of its Swiss-based subsidiary. At
June 30, 1996, the Company had $9,000,000 on its line of credit still outstanding. In July 1996, the Company borrowed an additional $11,000,000 primarily to fund the purchase of 487,000 shares of common stock at a cost of $8,766,000 (See Note 6 of the Notes to Consolidated Financial Statements).

The Company's operating cash flow, borrowing capacity of short and long-term debt, and liquidity should provide adequate funds for continuing operations, continued investment in new products and equipment, its common stock repurchase program, and the completion of its new corporate campus.

PART II. OTHER INFORMATION
- -------- -----------------

Item 6.  Exhibits and Reports on Report 8-K
- -------  ----------------------------------


         (a)   The following is a list of exhibits filed as part of the

               Form 10-Q.

               Exhibit 11. Earnings per share calculations.

               Exhibit 27. Financial Data Schedule.


         (b)   Reports on Form 8-K

               There were no reports on Form 8-K filed for the three-month period ended June 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SEI CORPORATION


  Date  August 9, 1996          By /s/ Carmen V. Romeo
      ---------------------        ------------------------------
                                        Carmen V. Romeo
                                  Executive Vice President and
                                    Chief Financial Officer