Form 10-Q
period 1996-09-30
SEI CORP
filed 1996-11-13
CIK 350894

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
     X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
   -----
Exchange Act of 1934 for the quarterly period ended September 30, 1996 or
                                                    ------------------
           Transition report pursuant to Section 13 or 15(d) of the Securities
   -----
Exchange Act of 1934 for the transition period from _________ to _________

                                    0-10200
--------------------------------------------------------------------------------
                            (Commission File Number)

                                SEI CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                            23-1707341
-----------------------------------           ----------------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification Number)

           680 East Swedesford Road, Wayne, Pennsylvania  19087-1658
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X      No
                                       ---       ---

*APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       No
                          ---      ---

*APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996: 18,362,776 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements
-------  --------------------


                          Consolidated Balance Sheets
                          ---------------------------
                                 (In thousands)

                                          September 30, 1996   December 31, 1995
                                          -------------------  -----------------
                                              (unaudited)

Assets
------
Current assets:

Cash and cash equivalents                        $ 14,592         $ 10,256
Receivables, net of allowance for
  doubtful accounts of $1,350 and $1,206           23,324           22,436
Receivables from regulated investment
  companies                                         9,243            8,757
Deferred income taxes                               1,176            2,584
Loans receivable available for sale                 9,909            5,152
Prepaid expenses                                    4,973            4,890
                                                 --------         --------

        Total current assets                       63,217           54,075
                                                 --------         --------

Net assets of discontinued operations              10,024            6,046
                                                 --------         --------

Investments available for sale                         --            6,205
                                                 --------         --------

Property and equipment, net of accumulated
  depreciation and amortization of $62,228
  and $61,513                                      37,788           24,299
                                                 --------         --------

Capitalized software, net of accumulated
  amortization of $4,826 and $3,746                10,411            4,356
                                                 --------         --------

Other assets, net                                  10,630            6,366
                                                 --------         --------

        Total Assets                             $132,070         $101,347
                                                 ========         ========





        The accompanying notes are an integral part of these statements.

                          Consolidated Balance Sheets
                          ---------------------------
                        (In thousands, except par value)



                                              September 30, 1996   December 31, 1995
                                              ------------------   -----------------
                                                (unaudited)
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:

Short-term borrowings                              $19,000             $    --
Accounts payable                                     5,768               6,252
Accrued compensation                                10,535              13,724
Other accrued liabilities                           23,053              19,115
Deferred revenue                                     4,975               5,795
                                                   -------             -------

       Total current liabilities                    63,331              44,886
                                                   -------             -------

Deferred income taxes                                2,054                 459
                                                   -------             -------

Shareholders' equity:

Common stock, $.01 par value, 100,000 shares
 authorized; 18,363 and 18,425 shares issued
 and outstanding                                       184                 184
Capital in excess of par value                      53,373              48,207
Retained earnings                                   13,261               7,167
Cumulative translation adjustments                    (133)                (58)
Unrealized holding gain on investments                  --                 502
                                                  --------            --------

       Total shareholders' equity                   66,685              56,002
                                                  --------            --------

       Total Liabilities and Shareholders' Equity $132,070            $101,347
                                                  ========            ========






        The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)


                                                       Three Months
                                               -----------------------------
                                                    Ended September 30,
                                               -----------------------------
                                                     1996        1995
                                                     ----        ----
Revenues                                           $60,165     $56,478

Expenses:
 Operating and development                          30,320      28,824
 Sales and marketing                                16,952      14,736
 General and administrative                          3,918       4,298
                                                    ------      ------

Income before interest and income taxes              8,975       8,620

Interest income, net                                  (415)        (54)
                                                    ------      ------

Income before income taxes                           9,390       8,674
Income taxes                                         3,484       3,731
                                                    ------      ------

Net income                                         $ 5,906     $ 4,943
                                                    ======      ======

Earnings per common and common equivalent share
 (primary and fully diluted)                       $   .31     $   .26
                                                    ======      ======







        The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                       Nine Months
                                               -----------------------------
                                                    Ended September 30,
                                               -----------------------------
                                                     1996        1995
                                                     ----        ----
Revenues                                          $184,945    $165,714

Expenses:
 Operating and development                          98,541      84,754
 Sales and marketing                                50,823      42,414
 General and administrative                         10,050      12,900
                                                  --------    --------

Income from continuing operations before
 interest and income taxes                          25,531      25,646

Gain on sale of investments available for sale      (1,097)         --
Interest income, net                                  (572)       (436)
                                                  --------    --------

Income from continuing operations before
 income taxes                                       27,200      26,082
Income taxes                                        10,608      10,694
                                                  --------    --------

Income from continuing operations                   16,592      15,388

Loss from discontinued operations, net
 of income tax benefit of $1,295                        --      (1,942)
                                                  --------    --------

Net income                                        $ 16,592    $ 13,446
                                                  ========    ========

Earnings per share from continuing operations     $    .86    $    .79

Loss per share from discontinued operations             --        (.10)
                                                  --------    --------

Earnings per common and common equivalent share
 (primary and fully diluted)                      $    .86    $    .69
                                                  ========    ========






        The accompanying notes are an integral part of these statements.

                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (unaudited)
                                 (In thousands)

                                                              Nine Months
                                                        ------------------------
                                                           Ended September 30,
                                                        ------------------------
                                                            1996        1995
                                                            ----        ----
Cash flows from operating activities:
Net income                                                 $16,592     $13,446
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                            7,700       9,131
    Discontinued operations                                 (3,978)      1,384
    Tax benefit on stock options exercised                   2,034       1,473
    Gain on sale of investments available for sale          (1,097)         --
    Deferred income taxes                                    3,345        (284)
    Other                                                      242      (1,256)
    Change in current assets and liabilities:
      Decrease (increase) in
       Receivables                                            (888)     (6,775)
       Receivables from regulated investment companies        (486)     (1,541)
       Loans receivable available for sale                  (4,757)       (933)
       Prepaid expenses                                        (83)       (744)
      Increase (decrease) in
       Accounts payable                                       (484)      1,697
       Accrued compensation                                 (3,189)     (3,936)
       Other accrued liabilities                             5,780       1,831
       Deferred revenue                                       (820)       (895)
                                                            ------      ------
      Net cash provided by operating activities             19,911      12,598
                                                            ------      ------

Cash flows from investing activities:
    Additions to property and equipment                    (19,911)     (6,554)
    Additions to capitalized software                       (7,135)     (1,853)
    Deposit on property and equipment                       (2,138)         --
    Investment in joint venture                             (1,658)         --
    Investment in regulated investment companies            (1,461)       (100)
    Proceeds from sale of investments available for sale     6,536          --
    Purchase of investments available for sale                  --      (5,156)
    Other                                                      400         200
                                                            ------      ------
      Net cash used in investing activities                (25,367)    (13,463)
                                                            ------      ------

Cash flows from financing activities:
    Purchase and retirement of common stock                 (9,635)    (18,378)
    Proceeds from issuance of common stock                   4,517       4,885
    Proceeds from short-term borrowings                     19,000      11,000
    Payment of dividends                                    (4,090)     (3,396)
    Other                                                       --         667
                                                            ------      ------
      Net cash provided by (used in) financing activities    9,792      (5,222)
                                                            ------      ------

Net increase (decrease) in cash and cash equivalents         4,336      (6,087)

Cash and cash equivalents, beginning of period              10,256      20,232
                                                            ------      ------

Cash and cash equivalents, end of period                   $14,592     $14,145
                                                            ======     =======


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

         Summary Financial Information and Results of Operations
         --------------------------------------------------------
         In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995, and the cash flows for the nine months ended September 30, 1996 and 1995.

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

         Property and Equipment
         ----------------------
         Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                            Estimated
                                                                           Useful Lives
                                    September 30, 1996  December 31, 1995   (In Years)
                                    ------------------  -----------------  -------------
         Equipment                    $41,460,000         $43,469,000                 3
         Buildings, furniture and
            fixtures                   16,221,000          16,754,000           3 to 39
         Leasehold improvements         9,968,000           9,814,000        Lease Term
         Purchased software             8,560,000           7,220,000                 3
         Land                           4,065,000           4,065,000               N/A
         Construction in progress      19,742,000           4,490,000               N/A
                                       ----------          ----------

                                      100,016,000          85,812,000
         Less:  Accumulated
            depreciation and
            amortization              (62,228,000)        (61,513,000)
                                       ----------          ----------

         Property and equipment, net  $37,788,000         $24,299,000
                                       ==========          ==========

         Property and equipment are stated at cost, which includes interest on funds borrowed to finance the construction of major acquisitions or additions. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

         In December 1994, the Company purchased 90 acres of land near its present site for construction of the Company's new corporate campus. All costs, including capitalized interest of $492,000, relating to the construction are reflected in Construction in progress. This corporate campus is expected to be completed in late 1996.

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

         Earnings per Share
         ------------------
         The Company utilizes the modified treasury stock method to compute earnings per share since common share equivalents at the end of the period exceeded 20 percent of the number of common shares outstanding. Earnings per common and common equivalent share (primary earnings per share) is computed using the weighted average number of common shares and common share equivalents (stock options) outstanding. Earnings per share, assuming full dilution (fully diluted earnings per share), is based upon an increased number of shares that would be outstanding assuming exercise of stock options when the Company's stock price at the end of the period is higher than the average price within the respective period. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the earnings per share calculation. For the three months ended September 30, 1996 and 1995, the weighted average shares outstanding for primary earnings per share were 19,113,000 and 19,344,000, respectively. For the nine months ending September 30, 1996 and 1995, the weighted average shares outstanding for primary earnings per share were 19,375,000 and 19,529,000, respectively. Shares used to calculate fully diluted earnings per share were not materially different from those used for primary earnings per share.

         Statements of Cash Flows
         ------------------------
         For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

         Supplemental disclosures of cash paid/received during the nine months ended September 30:

                                               1996        1995
                                            ----------  -----------
         Interest paid                      $  441,000  $        --
         Interest and dividends received    $  610,000  $   580,000
         Income taxes paid                  $5,156,000  $10,010,000

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

Note 2.  Discontinued Operations - In May 1995, the Company's Board of Directors
         -----------------------
         approved a plan of disposal for the SEI Capital Resources Division ("CR") and the SEI Defined Contribution Retirement Services Division ("DC"). CR provides investment performance evaluation services, consulting services, and brokerage services to employee benefit plan sponsors and investment advisors in the United States. DC provided administrative and processing services, recordkeeping services, and employee retirement planning materials for use by defined contribution plans. The Company completed the transfer of DC's full service recordkeeping operations to KPMG Peat Marwick during the first quarter of 1996. For CR, the expected manner of disposal is the sale of substantially all of the assets, although the Company has not entered into any definitive agreements of sale.

         CR and DC are being accounted for together as discontinued operations with a measurement date of May 31, 1995. The accompanying Consolidated Financial Statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. The Company expects that the purchase price of CR may not be sufficient to avoid a loss in discontinued operations, which could be material, during the period the sale is completed.

         Loss from discontinued operations on the accompanying Consolidated Statements of Income was:

                                            Five Months
                                            -----------
                                         Ended May 31, 1995
                                         ------------------
         Revenues                            $17,674,000
                                             ===========
         Loss before income tax benefit      $(3,237,000)
         Income tax benefit                    1,295,000
                                             -----------
         Loss                                $(1,942,000)
                                             ===========

         The assets and liabilities of CR and DC have been reclassified on the accompanying Consolidated Balance Sheets to separately identify them as net assets or net liabilities of discontinued operations. A summary of these net assets is as follows:

                                                 September 30, 1996      December 31, 1995
                                                 ------------------      -----------------
         Current assets                            $ 4,647,000               $7,709,000
         Property and equipment, net                   773,000                1,257,000
         Other assets                                4,451,000                5,581,000
         Current liabilities                        (6,834,000)             (11,835,000)
         Deferred income taxes                        (551,000)                (421,000)
         Loss from discontinued operations for the
           period beginning June 1, 1995, net of
           income tax benefit of $1,407,000 and
           $462,000                                  7,538,000                3,755,000
                                                    ----------                ---------
         Net assets of discontinued operations     $10,024,000               $6,046,000
                                                    ==========                =========

Note 3.  Receivables - Receivables on the accompanying Consolidated Balance
         -----------
         Sheets consist of the following:

                                                 September 30, 1996      December 31, 1995
                                                 ------------------      -----------------
         Trade receivables                         $12,873,000              $14,474,000
         Fees earned, not received                   5,019,000                2,866,000
         Fees earned, not billed                     6,782,000                6,302,000
                                                    ----------              -----------

                                                    24,674,000               23,642,000
         Less:  Allowance for doubtful accounts     (1,350,000)              (1,206,000)
                                                    ----------              -----------

                                                   $23,324,000              $22,436,000
                                                    ==========              ===========

         Fees earned, not received represents brokerage commissions earned but not yet collected. Fees earned, not billed represents cash receivables earned but unbilled and result from timing differences between services provided and contractual billing schedules.

         Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets represents fees collected from the Company's wholly owned subsidiaries, SEI Financial Services Company and SEI Financial Management Corporation, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies.

Note 4.  Loans Receivable Available for Sale - Loans receivable available for
         -----------------------------------
         sale represents loans which were purchased through the Company's Swiss subsidiary, SEI Capital AG, which is based in Zurich. The Company intends to sell these loans within a year from the balance sheet date. These receivables are reported at the lower of cost or market, and any difference between the purchase price and the related loan principal amount is recognized as an adjustment of the yield over the life of the loan using the effective interest method. Each loan receivable involves various risks, including, but not limited to, country, interest rate, credit, and liquidity risk. Management evaluates and monitors these risks on a continuing basis to ensure that these loan receivables are recorded at their realizable value. This evaluation is based upon management's best estimates and the amounts the Company will ultimately realize could differ from these estimates.

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

Note 6.  Debt - The Company has a line of credit agreement (the "Agreement")
         ----
         with its principal lending institution which provides for borrowing of up to $50,000,000. The Agreement ends on May 31, 1997, at which time the outstanding principal balance, if any, becomes payable unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or three-tenths percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-tenth percent per annum on the average daily unused portion of the commitment. The line of credit is secured by the common stock of the Company's wholly owned subsidiaries. Certain other covenants under the Agreement require the Company to maintain specified levels of net worth, prohibit unsecured borrowings, and place certain restrictions on investments.

         The maximum month-end amount of debt outstanding for the nine months ended September 30, 1996 and for the year ended December 31, 1995 was $20,000,000 and $11,000,000, respectively. The weighted average balance of debt outstanding during 1996 and 1995 was $11,104,000 and $3,206,000, respectively.

         Interest expense for the three and nine months ended September 30, 1996 was $255,000 and $512,000, respectively, based on a weighted average interest rate of approximately six percent during 1996. Interest expense for the three and nine months ended September 30, 1995 was $173,000 based on a weighted average interest rate of approximately 6.6 percent during 1995.

Note 7.  Common Stock Buyback - The Board of Directors has authorized the
         --------------------
         purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $175,729,000. Through September 30, 1996, a total of 13,227,000 shares at an aggregate cost of $165,368,000 have been purchased and retired. The Company purchased 487,000 shares at a cost of $8,766,000 during the third quarter of 1996.

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

         The following tables highlight certain unaudited financial information from continuing operations about each of the Company's segments for the three and nine months ended September 30, 1996 and 1995. Prior-period business segment information has been restated to conform with current-period presentation.

                                               Investment
                                             Technology and          Asset             General
                                                Services          Management          and Admin.         Consolidated
                                                --------          ----------          ----------         ------------

                                                       For the Three-Month Period Ended September 30, 1996
                                            --------------------------------------------------------------------------
Revenues                                      $40,076,000         $20,089,000                            $60,165,000
                                               ==========          ==========                             ==========
Operating profit                              $11,577,000         $ 1,316,000                            $12,893,000
                                               ==========          ==========
General and administrative expenses                                                   $3,918,000           3,918,000
                                                                                       =========
Interest income, net                                                                                        (415,000)
                                                                                                          ----------

Income before income taxes                                                                               $ 9,390,000
                                                                                                          ==========

Depreciation and amortization                 $ 1,684,000         $   587,000         $   49,000         $ 2,320,000
                                               ==========          ==========          =========          ==========

Capital expenditures                          $ 1,599,000         $   202,000         $6,722,000         $ 8,523,000
                                               ==========          ==========          =========          ==========


                                                       For the Three-Month Period Ended September 30, 1995
                                            --------------------------------------------------------------------------
Revenues                                      $39,638,000         $16,840,000                            $56,478,000
                                               ==========          ==========                             ==========
Operating profit                              $11,266,000         $ 1,652,000                            $12,918,000
                                               ==========          ==========
General and administrative expenses                                                   $4,298,000           4,298,000
                                                                                       =========
Interest income, net                                                                                         (54,000)
                                                                                                          ----------

Income before income taxes                                                                               $ 8,674,000
                                                                                                          ==========

Depreciation and amortization                 $ 2,556,000         $   610,000         $   79,000         $ 3,245,000
                                               ==========          ==========          =========          ==========

Capital expenditures                          $   445,000         $ 1,384,000         $  527,000         $ 2,356,000
                                               ==========          ==========          =========          ==========



                                            Investment
                                           Technology and         Asset            General
                                              Services          Management        and Admin.        Consolidated
                                              --------          ----------        ----------        ------------

                                                        For the Nine-Month Period Ended September 30, 1996
                                            --------------------------------------------------------------------
Revenues                                    $128,927,000       $56,018,000                         $184,945,000
                                            ============       ===========                         ============
Operating profit                            $ 32,579,000       $ 3,002,000                         $ 35,581,000
                                            ============       ===========
General and administrative expenses                                              $10,050,000         10,050,000
                                                                                 ===========
Gain on sale of investments available
 for sale                                                                                            (1,097,000)

Interest income, net                                                                                   (572,000)
                                                                                                    ------------

Income from continuing operations
 before income taxes                                                                               $ 27,200,000
                                                                                                   ============

Depreciation and amortization               $  5,825,000       $ 1,718,000       $   157,000       $  7,700,000
                                            ============       ===========       ===========       ============

Capital expenditures                        $  4,328,000       $   301,000       $15,282,000       $ 19,911,000
                                            ============       ===========       ===========       ============





                                                    For the Nine-Month Period Ended September 30, 1995
                                           --------------------------------------------------------------------

Revenues                                    $115,166,000       $50,548,000                         $165,714,000
                                            ============       ===========                         ============
Operating profit                            $ 32,698,000       $ 5,848,000                         $ 38,546,000
                                            ============       ===========
General and administrative expenses                                              $12,900,000         12,900,000
                                                                                 ===========
Interest income, net                                                                                   (436,000)
                                                                                                   ------------

Income from continuing operations
 before income taxes                                                                               $ 26,082,000
                                                                                                   ============

Depreciation and amortization               $  7,158,000       $ 1,736,000       $   237,000       $  9,131,000
                                            ============       ===========       ===========       ============

Capital expenditures                        $  2,470,000       $ 1,973,000       $ 2,111,000       $  6,554,000
                                            ============       ===========       ===========       ============


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------



The Company operates primarily in two business segments: Investment Technology and Services and Asset Management. Financial information for each of these segments is reflected in Note 9 of the Notes to Consolidated Financial Statements.

Results of Operations
---------------------

Third Quarter Ended September 30, 1996 Compared to Third Quarter Ended September 30, 1995

The Company's results of operations for the third quarter of 1996 included revenues of $60,165,000, compared to $56,478,000 for the same period of 1995, an increase of seven percent from the prior year's corresponding quarter. Net income for the third quarter of 1996 was $5,906,000, compared to $4,943,000 in the same period of 1995. Earnings per share for the three months ended September 30, 1996 was $.31, compared to $.26 in the corresponding period of 1995, an increase of 19 percent. The Company continues to make substantial investments in the sales and marketing of its core asset management business, along with additional investments to expand its asset management business internationally. In addition, the Company continues to invest in trust technology, primarily in its open architecture system. Fund balances continued to expand during the third quarter of 1996. Total fund balances at September 30, 1996 were $77.8 billion compared to $58.2 billion at September 30, 1995, an increase of 34 percent. Included in these totals are proprietary fund balances of $54.4 billion at September 30, 1996 and $38.7 billion at September 30, 1995, an increase of 41 percent.

Investment Technology and Services - Revenues from Investment Technology and
----------------------------------
Services for the three months ended September 30, 1996 and 1995 were $40,076,000 and $39,638,000, respectively.

                 INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                 -------------------------------------------

                                3RD QTR      3RD QTR      DOLLAR      PERCENT
                                 1996         1995        CHANGE      CHANGE
                                 ----         ----        ------      -------

Trust systems and services    $26,299,000  $27,131,000  $ (832,000)       (3%)
Proprietary fund services      13,777,000   12,507,000   1,270,000        10%
                              -----------  -----------  ----------

     Total                    $40,076,000  $39,638,000  $  438,000         1%
                              ===========  ===========  ==========

Proprietary fund services revenue increased 10 percent from the prior-year period due to an increase in average proprietary fund balances over the past year despite the loss of two proprietary fund complexes in the first quarter of 1996. Proprietary fund services revenue growth in the third quarter of 1996 reflects the Company entering into a new contract with one of its largest non-bank proprietary clients. This new contract reduces the Company's gross administration fee received on asset balances which is offset by an equal reduction in direct proprietary fund marketing expense. As a result, margins are unaffected. Average proprietary fund balances increased $15.6 billion or 43 percent from $36.4 billion during the third quarter of 1995 to $52.0 billion during the third quarter of 1996. This increase in proprietary fund balances was the result of growth in existing fund complexes and the commencement of new fund complexes during the past year. Trust systems and services revenue declined slightly from the prior-year period as decreases in trust processing fees were partially offset by an increase in one-time implementation fees. The increase in one-time implementation fees was a result of mergers among various bank clients. Revenues should continue to expand for the remainder of 1996 due to continued growth in fund balances from proprietary funds. However, future revenue increases could be partially offset by the loss of bank clients as a result of continued mergers among banks.


                INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                -------------------------------------------

                               3RD QTR      3RD QTR      DOLLAR     PERCENT
                                1996         1995        CHANGE     CHANGE
                                ----         ----        ------     -------

Operating and development    $21,073,000  $21,230,000  $(157,000)    (1%)
Sales and marketing          $ 7,426,000  $ 7,142,000  $ 284,000      4%

Operating and development expense was relatively flat from the prior period as an increase in consulting expense was offset by a decrease in direct proprietary fund marketing expense relating to the new contract with one of the Company's largest non-bank proprietary clients. The increase in consulting expense reflects the Company's significant investment in its open architecture system and advanced client service technology. The Company expects investments in its trust technology to continue for the remainder of 1996 and into 1997. The four percent increase in sales and marketing expense was due primarily to an increase in promotion and personnel expenses. Operating profit from Investment Technology and Services for the three months ended September 30, 1996 was $11,577,000, an increase of three percent from the $11,266,000 reported in the corresponding quarter of 1995. Operating margins were 29 percent for the three months ended September 30, 1996, compared to 28 percent for the same period of 1995.

Asset Management-Revenues from Asset Management for the three months ended
----------------
September 30, 1996 and 1995 were $20,089,000 and $16,840,000, respectively.


                          ASSET MANAGEMENT REVENUES
                          -------------------------

                               3RD QTR      3RD QTR      DOLLAR      PERCENT
                                1996         1995        CHANGE      CHANGE
                                ----         ----        ------      -------

Liquidity services           $ 5,191,000  $ 5,678,000  $ (487,000)    (9%)
Mutual fund services           6,496,000    4,579,000   1,917,000     42%
Asset management services      3,580,000    3,549,000      31,000      1%
Brokerage and consulting
     services                  4,822,000    3,034,000   1,788,000     59%
                             -----------  -----------  ----------

     Total                   $20,089,000  $16,840,000  $3,249,000     19%
                             ===========  ===========  ==========

Liquidity services revenue decreased 9 percent from the prior-year period due to assets being transferred from higher-fee liquidity products to lower-fee liquidity products. Overall, average fund balances increased in the Company's liquidity products from the prior year. Mutual fund services revenue increased 42 percent due to an increase in average fund balances from the Company's Family of Funds over the past year. This increase was partially due to clients transferring their assets from separate accounts under the Customized Asset Management Service ("CAMS") product into the Company's own mutual funds in addition to an increase in basis points earned on these funds. In addition, assets and fees increased from the Company's asset management business through registered investment advisors. The 59 percent increase in brokerage and consulting services revenue is due primarily to an internal reclassification of bank-related brokerage services.


                        ASSET MANAGEMENT EXPENSES
                        -------------------------

                              3RD QTR     3RD QTR      DOLLAR    PERCENT
                                1996        1995       CHANGE     CHANGE
                                ----        ----       ------    -------

Operating and development    $9,247,000  $7,594,000  $1,653,000   22%
Sales and marketing          $9,526,000  $7,594,000  $1,932,000   25%

Operating and development expense increased 22 percent due to an increase in direct expenses relating to the increase in brokerage and consulting services revenues. The 25 percent increase in sales and marketing expense was due primarily to investments made in expanding the Company's asset management business internationally. The Asset Management segment recorded an operating profit of $1,316,000 for the three months ended September 30, 1996 compared to an operating profit of $1,652,000 in the corresponding period of 1995. The decline in operating profit is primarily attributable to investments the Company has made to strengthen its sales and marketing efforts in its core asset management business, along with additional investments to expand its asset management business internationally. These investments include personnel, promotion, and travel expenses to open the Company's distribution channels in non-U.S. markets. The Company expects these investments to continue for the remainder of 1996 and into 1997.

Other Income and Expenses - General and administrative expenses for the three
-------------------------
months ended September 30, 1996 and 1995 were $3,918,000 and $4,298,000, respectively. General and administrative expenses declined nine percent primarily due to decreases in personnel expense in corporate overhead areas.

Interest income for the three months ended September 30, 1996 and 1995 was $415,000 and $54,000, respectively. The majority of interest expense relating to the borrowings under the short-term line of credit have been capitalized and recorded in Construction in progress (See Note 1 of the Notes to Consolidated Financial Statements).


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

The Company's results of operations for the nine months ended September 30, 1996 included revenues from continuing operations of $184,945,000, compared to $165,714,000 for the same period of 1995, an increase of 12 percent from the prior period. Approximately $5.6 million of this increase was due to the Company's recognition of one-time trust services revenue relating to a contractual settlement received from a client in the first quarter of 1996. Income from continuing operations for the first nine months of 1996 was $16,592,000, compared to $15,388,000 in the same period of 1995. Earnings per share from continuing operations for the nine months ended September 30, 1996 was $.86, compared to $.79 for the same period of 1995.

Investment Technology and Services - Revenues from Investment Technology and
----------------------------------
Services for the nine months ended September 30, 1996 and 1995 were $128,927,000 and $115,166,000, respectively.



                  INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                  -------------------------------------------

                              NINE MONTHS   NINE MONTHS     DOLLAR     PERCENT
                                  1996         1995         CHANGE      CHANGE
                                  ----         ----         ------     -------

Trust systems and services    $ 85,926,000  $ 82,009,000  $ 3,917,000       5%
Proprietary fund services       43,001,000    33,157,000    9,844,000      30%
                              ------------  ------------  -----------

     Total                    $128,927,000  $115,166,000  $13,761,000      12%
                              ============  ============  ===========

Proprietary fund services revenue increased 30 percent from the prior-year period due to an increase in average proprietary fund balances over the past year despite the loss of two proprietary fund complexes in the first quarter of 1996. Average proprietary fund balances increased $15.5 billion or 48 percent from $32.3 billion during the first nine months of 1995 to $47.8 billion during the first nine months of 1996. This increase in proprietary fund balances was the result of growth in existing fund complexes and the commencement of new fund complexes during the past year. Trust systems revenue increased five percent from the prior-year period due to a $5.6 million one-time contractual obligation received from a client in the first quarter of 1996 which more than offset a decline in trust processing fees. Revenues should continue to expand for the remainder of 1996 due to continued growth in fund balances from proprietary funds. However, future revenue increases could be partially offset by the loss of bank clients as a result of continued mergers among banks.


                INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                -------------------------------------------

                             NINE MONTHS  NINE MONTHS    DOLLAR     PERCENT
                                1996         1995        CHANGE      CHANGE
                                ----         ----        ------      ------

Operating and development    $71,796,000  $60,329,000  $11,467,000   19%
Sales and marketing          $24,552,000  $22,139,000  $ 2,413,000   11%

The 19 percent increase in operating and development expense was primarily due to an increase in consulting and outsourcing expense, along with an increase in direct expense related to the growth in proprietary fund balances. The increase in consulting expense reflects the Company's significant investment in its open architecture system and advanced client service technology. The Company expects investments in its trust technology to continue for the remainder of 1996 and into 1997. The increase in outsourcing expense reflects the Company's commitment to focus on its core competencies. The 11 percent increase in sales and marketing expense was due primarily to increases in promotion and personnel expenses. Operating profit from Investment Technology and Services for the nine months ended September 30, 1996 was $32,579,000 compared to the $32,698,000 reported in the corresponding period of 1995. Operating margins were 25 percent for the nine months ended September 30, 1996, compared to 28 percent for the same period of 1995. The decline in operating margins is attributable to the Company's substantial investment in trust technology and lower margins from its proprietary mutual fund business.

Asset Management-Revenues from Asset Management for the nine months ended
----------------
September 30, 1996 and 1995 were $56,018,000 and $50,548,000, respectively.



                             ASSET MANAGEMENT REVENUES
                             -------------------------

                             NINE MONTHS  NINE MONTHS     DOLLAR       PERCENT
                                1996         1995         CHANGE       CHANGE
                                ----         ----         ------       ------

Liquidity services           $15,393,000  $16,673,000   $(1,280,000)    (8%)
Mutual fund services          18,191,000   13,769,000     4,422,000     32%
Asset management services     10,407,000   11,230,000      (823,000)    (7%)
Brokerage and consulting
     services                 12,027,000    8,876,000     3,151,000     36%
                             -----------  -----------   -----------

     Total                   $56,018,000  $50,548,000   $ 5,470,000     11%
                             ===========  ===========   ===========

Liquidity services revenue decreased eight percent from the prior-year period due to assets being transferred from higher-fee liquidity products to lower-fee liquidity products. Mutual fund services revenue increased 32 percent due to an increase in average fund balances from the Company's Family of Funds over the past year. This increase was partially due to clients transferring their assets from separate accounts under the Customized Asset Management Service ("CAMS") product into the Company's own mutual funds along with an increase in basis points earned on these funds. The seven percent decrease in asset management services revenue is due primarily to a decrease in fund balances from the Company's International Collective Trust, along with the CAMS transfer of assets to the Company's Family of Funds. The 36 percent increase in brokerage and consulting services revenue is due primarily to an internal reclassification of bank-related brokerage services.


                             ASSET MANAGEMENT EXPENSES
                             -------------------------

                             NINE MONTHS  NINE MONTHS    DOLLAR    PERCENT
                                1996         1995        CHANGE     CHANGE
                                ----         ----        ------     ------

Operating and development    $26,745,000  $24,425,000  $2,320,000    9%
Sales and marketing          $26,271,000  $20,275,000  $5,996,000   30%

Operating and development expense increased nine percent due to an increase in direct expenses relating to the increase in brokerage and consulting services revenues. The 30 percent increase in sales and marketing expense was due primarily to increases in personnel and travel expense, along with significant investments in expanding the Company's asset management business internationally. The Asset Management segment recorded an operating profit of $3,002,000 for the nine months ended September 30, 1996 compared to an operating profit of $5,848,000 in the corresponding period of 1995. The decline in operating profit is primarily attributable to investments the Company has made to strengthen its sales and marketing efforts in its core asset management business, along with additional investments to expand its asset management business internationally. These investments include personnel, promotion, and travel expenses to open the Company's distribution channels in non-U.S. markets. The Company expects these investments to continue for the remainder of 1996 and into 1997.

Other Income and Expenses - General and administrative expenses for the nine
-------------------------
months ended September 30, 1996 and 1995 were $10,050,000 and $12,900,000, respectively. General and administrative expenses declined 22 percent primarily due to decreases in personnel expense in corporate overhead areas.

Gain on sale of investments available for sale for the nine months ended September 30, 1996 was $1,097,000. The realized gain is a result of the Company's disposition of all of its investments classified as Investments available for sale at an amount greater than original cost (See Note 5 of the Notes to Consolidated Financial Statements). There were no realized gains or losses for the nine months ended September 30, 1995.

Interest income for the nine months ended September 30, 1996 and 1995 was $572,000 and $436,000, respectively. The majority of interest expense relating to the borrowings under the short-term line of credit have been capitalized and recorded in Construction in progress (See Note 1 of the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources - The Company's ability to generate cash
-------------------------------
adequate to meet its needs results primarily from cash flow from operations and its borrowing capacity. The Company has a line of credit agreement which provides for borrowings of up to $50,000,000. At September 30, 1996, the Company's sources of liquidity consisted primarily of cash and cash equivalents of $14,592,000, of which $5,000,000 is appropriated for use by the Company's Swiss subsidiary, and the unused balance on the line of credit of $31,000,000. The availability of the line of credit is subject to the Company's compliance with certain covenants set forth in the agreement.

Cash flow provided by operations for the nine months ended September 30, 1996 was $19,911,000 compared to $12,598,000 for the nine months ended September 30, 1995. The increase in operating cash flow is primarily due to an increase in accounts receivable collections during the current nine-month period compared to the corresponding nine-month period of 1995.

Capital expenditures, including capitalized software development costs, for the nine months ended September 30, 1996 and 1995 were $27,046,000 and $8,407,000, respectively. The increase in capital expenditures is primarily the result of expenditures made by the Company for its new corporate campus, along with an increase in capitalized software development costs. The corporate campus is expected to be completed in 1996 at a total estimated cost of $31,800,000, including $4,065,000 for the cost of the land which the Company purchased in 1994. Construction in progress related to the corporate campus was $19,742,000 at September 30, 1996. The Company believes that anticipated long-term borrowing arrangements will provide adequate funds for all future costs relating to the construction of, and the move to, this corporate campus. The increase in capitalized software development costs relates primarily to the Company's investment in its open architecture and advanced client service technology projects. Capitalized software development costs relating to these projects are expected to continue for the remainder of 1996 and into 1997. In the second quarter of 1996, the Company received $6,536,000 from the sale of all of its investments classified as Investments available for sale (See Note 5 of the Notes to Consolidated Financial Statements). The Company has purchased 527,000 shares of its common stock at a cost of $9,635,000 during 1996.

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

             Exhibit 27.  Financial Data Schedule.


         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the three-month period ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SEI CORPORATION

Date  November 14, 1996       By  /s/ HENRY H. GREER
    ----------------------      ---------------------------
                                      Henry H. Greer
                                President, Chief Operating
                                     Officer and Chief
                                     Financial Officer