Form 10-K
period 1996-12-31
SEI CORP
filed 1997-03-31
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                               =================

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:      December 31, 1996
                            ----------------------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

                  Commission file number            0 - 10200
                                         ------------------------------

                            SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Pennsylvania                                   23-1707341
-------------------------------           --------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

1 Freedom Valley Drive, Oaks, Pennsylvania               19456-1100
------------------------------------------   -----------------------------------
 (Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code        610-676-1000
                                                         -----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on Which
                Title of Each Class                    Registered
                -------------------     ----------------------------------------

                       None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

                           (Cover page 1 of 2 pages)

                           Exhibit Index on Page 51
                              Page 1 of 107 Pages

State the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as reported by NASDAQ as of February 28, 1997: $280,016,279. For purposes of making this calculation only, registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the common stock of the registrant.



       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      No
    ----    ----

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1997: 18,560,946.


                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated by reference herein:

        1. Notice of and Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this annual report, incorporated by reference in Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


                           (Cover page 2 of 2 pages)

                                    PART I



Item 1.  Business.
         --------

General Development of Business
-------------------------------

SEI Investments Company ("SEI" or the "Company"), formerly SEI Corporation, was incorporated in Pennsylvania in 1968. SEI Financial Services Company ("SFS"), SEI Financial Management Corporation ("SFM"), and SEI Trust Company ("SEI Trust") are the principal wholly owned subsidiaries of the Company. SFS and SFM are investment advisors registered with the Securities and Exchange Commission ("SEC") under the Investment Advisers Act of 1940. SFS is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. SEI Trust is a limited-purpose trust entity chartered in the Commonwealth of Pennsylvania.

At the time of the Company's initial public offering in March 1981, the Company's principal business activity was providing an on-line, real-time accounting and management information system to bank trust departments. Beginning in 1982, the Company, through SFS and SFM, expanded its trust product line by sponsoring a number of institutional investment products, primarily in the form of registered investment companies sold to SEI clients and other institutional investors and financial intermediaries.

In 1983, the Company, through SFS, entered the pension and investment consulting business by acquiring the Funds Evaluation Division of A.G. Becker Paribas, Inc. and began providing a comparative investment performance evaluation service to tax-exempt fund sponsors and institutional money managers. In 1986, the Company, through an additional acquisition, began providing evaluation services to Canadian fund sponsors and money managers. In 1995, the Company decided to exit its U.S. consulting business and subsequently announced its intention to dispose of its Capital Resources Division ("CR"). At December 31, 1996, the Company wrote off all the non-recoverable assets of CR but continues to hold those operations pending sale or other disposition. (See Note 2 of the Notes to Consolidated Financial Statements). The Company has retained its Canadian pension and investment advisor consulting business.

In 1989, the Company acquired National FSI, Inc., which eventually became SEI Defined Contribution Retirement Services ("DC"), a division of SFM. DC provided administrative and processing services and software services for use by employee benefit plans. In 1996, the Company completed the transfer of the processing services provided by DC to a third party and at December 31, 1996, the Company wrote off its entire interest in DC (See Note 2 of the Notes to Consolidated Financial Statements).

In 1990, SFS and SFM began providing a full range of administration and distribution services to proprietary mutual funds established for banks and other financial institutions and intermediaries. The client serves as the investment advisor for the proprietary funds, and the funds are sold primarily to customers of the client.

In 1991, the Company began to offer various asset management services to institutional investors. These services included programs created to help institutional investors establish investment objectives and asset allocation strategies, and to gain access to top-quality investment managers. Beginning in 1992, the Company began offering its asset management services to high-net-worth individuals and small defined contribution and benefit plans through selected financial intermediaries.

In 1994, the Company, through SEI Trust, began offering complete back-office accounting and processing services, allowing trust institutions to outsource their trust operations and related investment functions.

In 1995, the Company began to expand its asset management services outside the United States by targeting selected foreign markets in which the Company could tailor its investment management programs to institutional investors and high-net-worth individuals.

Industry Segments
-----------------

The Company is organized around its two core product lines: Investment Technology and Services and Asset Management. The Investment Technology and Services segment, which accounted for 69 percent of the Company's consolidated revenues in 1996, includes the following products and services: Trust 3000 product line, proprietary funds administration and distribution services, and trust back-office processing. The Asset Management segment, which accounted for 31 percent of the Company's consolidated revenues in 1996, consists of the global distribution of the Company's asset management products to the institutional and high-net-worth markets, directly and through professional investment advisors.

Financial information about the Company's business segments is contained in Note 12 of the Notes to Consolidated Financial Statements in Item 8. Additional financial information and discussion about the Company's business segments, including a breakdown of the Company's revenues by product line, is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Investment Technology and Services

        Trust Systems and Services

The Company, through SFM, provides trust and investment accounting and management information services as an outsourcer to financial institutions with its TRUST 3000 product line. TRUST 3000 is a complete trust accounting and investment system with fully automated securities movement and control linked directly to the Depository Trust Company. TRUST 3000 offers investment management functionally through a number of integrated products and sub-systems that supports investment accounting, client administration, portfolio analysis, and trade order processing for both domestic and global securities processing. TRUST 3000 also provides access to multiple third-party pricing and asset related information. The TRUST 3000 product line allows clients to choose the processing alternatives that best suit their business needs. The Company provides trust and investment processing services through a state-of-the-art data communications network which is internally managed. Clients utilize terminals and workstations which are connected through this network to access the Company's data center.

The value of the TRUST 3000 product line has been further enhanced by the introduction of the Company's StrataQuest product line. StrataQuest consists of modular workstation products that transform data into user-friendly customer service and investment analysis desktop applications. StrataQuest also provides technology platform products that manage the flow of data and allow for the integration of TRUST 3000 information with other financial institution systems in an open systems architecture.

SEI's market for its trust accounting and management information services consists primarily of bank trust departments managing assets between $10 million and $100 billion. The Company believes that there are approximately 1,500 trust departments of this size. At December 31, 1996, the Company was providing processing or software services to 127 trust departments, including trust departments of 29 of the top 100 banks, located in 39 states, the District of Columbia, and Canada. The Company segregates the trust accounting and information services market by trust assets under management: $20 billion or more in managed assets; $300 million to $20 billion in managed assets; and under $300 million in managed assets. Each of these three trust accounting and management information services markets are characterized by different pricing, service, and product parameters. SEI endeavors to offer a full range of products and services suitable for each. Customers generally contract for terms of three to five years and revenues are based on monthly processing and software application fees.

Principal competitors of the Company's trust accounting and processing services are Fidelity-Trust Technology Services LLC, SunGard Data Systems, Marshall and Isley, and FTI. In addition, numerous financial institutions operate their own trust processing systems. The Company believes that in terms of both revenues and number of clients served, its TRUST 3000 product is the leading trust accounting and management system sold by third-party vendors to bank trust departments. The Company believes that, with regard to its 3000 product line, the most important factors in a potential customer's evaluation and choice of vendor are product and service reliability; security and risk; functional capability; ease of use and future flexibility; value; and cost effectiveness. A vendor's experience in, and commitment to, the financial industry is also considered. Revenues from trust systems and services accounted for approximately 46 percent of the Company's consolidated revenues in 1996.

        Trust Back-Office Processing

In 1994, the Company began to extend its trust technology line by offering trust back-office processing. Through SEI Trust, the Company provides a fully integrated custody and back-office outsourcing solution to trust organizations. By combining its TRUST 3000 product line with sophisticated global investment products and back-office capabilities, SEI Trust can offer a total outsourcing solution. This level of outsourcing provides trust institutions with access to the industry's state-of-the-art accounting system, along with processing, reporting, and custody services provided through the specialized capabilities of SEI Trust personnel. SEI Trust automates and centralizes all of the client's trust accounting, income collections, securities settlement, and securities processing functions. In addition, SEI Trust prepares and processes customer statements, investment reviews, and employee benefit accrual reports and remittances to the clients' customers.

Initially, community banks were the target market for this product. However, as the concept of outsourcing has gained credibility and acceptance within the Industry, the customer base for these products and services has expanded to include both small and large banks. The Company believes that the market for its outsourcing solution consists primarily of bank trust departments ranging in size from start-ups to those managing assets of over $10 billion, and selected business lines of trust departments up to $100 billion in assets. SEI Trust's current contracts span from start-up trust companies to a $50 billion trust department. The term of the contracts varies from three to five years. At December 31, 1996, SEI Trust had contracts to perform back-office processing services to 23 clients.

The major strategic issue facing this product line is the continued consolidation of the banking industry, which may reduce the number of potential bank prospects and/or eliminate customers from its user base. Currently, the only known competitor in this market is Marshall and Isley. Additional competitors can be expected over the next few years. Revenue from trust back-office processing is not yet material as a percentage of the Company's consolidated revenues in 1996.

        Proprietary Fund Services

In 1990, the Company began providing administrative and distribution services to proprietary mutual funds for which a bank serves as the investment advisor, and are sold primarily to clients of the bank. Today, SEI provides a full range of administration and distribution services to the proprietary funds created for banks, other financial institutions, and money managers. Administration services offered include back-office administrative, financial, legal/compliance, and shareholder accounting services. Distribution services offered include marketing strategy and sales, and wholesaler support. SEI also assists the client in establishing both product and program strategy. SEI offers a multifaceted marketing program which assists in promoting the funds at the institutional and retail levels. At December 31, 1996, SEI provided administration and distribution services for banks, money managers, and credit union proprietary fund complexes with assets under administration of approximately $61.4 billion. These complexes include various open-end management investment companies.

The majority of the Company's new clients had existing mutual funds for which the Company assumed the administration and distribution responsibilities. These relationships do not bear the risk of non-funding as with a new fund complex. However, in the event that the client does not have an established proprietary fund complex, the Company would have to obtain the necessary securities registration and assist the client in the transfer of existing investment funds into mutual funds. Until such registration is complete and asset transfers occur, SEI would receive no revenues from the proprietary funds it helps establish. In addition, SEI would expend significant time and resources during the start-up of a mutual fund complex and bear the risk that these costs would not be recovered if the mutual fund complex was not funded.

The Company's market for its proprietary funds services and products consists primarily of bank trust departments and investment advisors. At the end of 1996, there were approximately 115 proprietary fund complexes that existed in the United States. SEI administered proprietary funds for 26 clients at December 31, 1996. The Company's contracts with proprietary mutual funds have initial terms ranging from two to five years. Principal competitors of the Company's proprietary mutual fund services include Federated Investors, Inc., BISYS Group, First Data Corporation, PFPC, and State Street Bank. The Company believes that a potential customer of its proprietary mutual fund services considers the price of such services, the performance of its administrative and other support services such as legal and marketing, and the integration of such services with proprietary software provided by the Company.

In 1996, Congress signed into law legislation allowing the tax-free conversion of common trust funds into mutual funds. This change in legislation has created an additional opportunity for the Company in its proprietary mutual fund business which could result in an increased amount of assets under administration. In addition, while banks are currently prohibited by banking laws from serving as the principal underwriter to mutual funds, legislation has been proposed from time to time to remove this restriction. Currently, several versions of such legislation are pending before Congress. If such legislation is passed, some banks may consider performing the services now provided by SEI themselves. In addition, consolidation in the banking industry may reduce the number of bank proprietary fund complexes in existence. Revenue from proprietary fund products and services accounted for approximately 23 percent of the Company's consolidated revenues in 1996.

Asset Management

SEI, through SFS and SFM, has created a number of investment products for institutional investors and financial intermediaries. The initial investment products, first distributed in 1982, were developed to meet the liquidity requirements of bank trust departments utilizing the Company's 3000 product line. In 1985, the Company began offering equity, fixed income, and tax-exempt products. Currently, the products offered by the Company include several U.S. mutual fund families, private investment products, and offshore funds. The Company employs a total investment management approach that uses a qualitative asset allocation model and investment strategies based upon the precepts of portfolio structure, specialist sub-advisors, and active risk management.

SEI, through SFM, acts as the administrator, transfer agent, and fund accountant for these products under separate administration contracts which generally are subject to renewal annually by the board of trustees of the funds. These contracts provide for the payment of administrative fees based on a percentage of the average daily net assets of each fund. SFM is also the investment advisor for several of these investment products.

        Liquidity Services

Since 1982, the Company has offered liquidity products to bank trust departments. The Company also provides cash sweep technology that enables a financial institution to sweep excess balances from demand deposit accounts into money market accounts. In addition, the Company provides cash management services and other financial management solutions to corporations. In 1996, the Company launched CashStrategies, a complete cash management investment program which incorporates cash flow analytics with SEI developed software to provide corporate treasurers an effective solution in managing their cash and investment portfolios.

The Company's liquidity products consist primarily of money market and other short-term mutual funds and the SEI Repurchase Agreement Program ("REPO"). REPO permits institutions to invest short-term funds in overnight and term tri-party repurchase agreements and other overnight and short-term investment products.

Clients that use the TRUST 3000 product line can also effect purchases and redemptions in SEI's investment products through an automated subsystem included in the Company's TRUST 3000 system that performs daily sweeps of trust accounts and invests the available cash in one or more of the Company's investment products. Other clients may purchase or redeem investment products through microsystems utilizing SFM's FundPac+PlusR product located at client locations, or by telephone orders to SFM.

The Company's market for its liquidity products and services consists primarily of bank trust departments, investment advisors, and corporations located in the United States. The number of clients using the Company's liquidity products and services totaled approximately 400 at December 31, 1996. Total assets invested in the Company's liquidity funds, including REPO, totaled $14.7 billion at December 31, 1996.

Principal competitors of the Company's liquidity products and services include Federated Investors, Inc., Fidelity Management Corporation, Investors Fiduciary Trust Company, and Goldman, Sachs & Co., and other mutual fund complexes that market to institutional investors as well as individual bank proprietary and common trust funds. The Company believes that a potential customer of its liquidity services business considers the price and performance of the Company's investment products and its diverse product offerings, as well as the ease of investment through SEI's automated sweep system, FundPac+Plus, and its cash sweep technology. Revenues from liquidity services accounted for approximately 8 percent of the Company's consolidated revenues in 1996.

        Asset Management and Mutual Fund Services

The Company began providing investment solutions to defined benefit plans, hospitals, endowment funds, and other institutional investors in 1991. SEI offers such investors an integrated investment program which enables a pension or other investment committee to outsource their investment management process to SEI. SEI works with each client to develop asset management strategies that are consistent with the client's business needs and investment objectives. A client's strategy is implemented through SEI's Family of Funds that employ style specific sub-adivsors. Through technology, SEI offers its clients real-time data and portfolio analysis. SEI's total investment management approach provides clients with increased diversification, reduced risk , and greater control over their portfolios. Clients also have the ability to access specialized money manages through separate accounts.

The Company also offers asset management programs tailored to meet the needs of high-net-worth individuals and small institutions that are marketed through selected intermediaries such as broker-dealers, registered investment advisors, financial planners, and bank trust departments. Investment recommendations are based on one of SEI's asset management strategies that utilize SEI's Family of Funds. The Company's asset management strategies offer financial intermediaries various asset allocation models that provide diversification among investment classes and periodic rebalancing to achieve the investor's objectives. SEI also provides marketing assistance, sales support, and back-office services such as custody and recordkeeping.

At December 31, 1996, there were approximately 800 clients invested in the Company's asset management programs through separate accounts or through the Company's Family of Funds with $9.1 billion in assets invested. The principal competition for the Company's asset management products is from other investment advisors and mutual fund companies. Fees are earned as a percentage of assets under management. Revenues from asset management and mutual fund services accounted for approximately 16 percent of the Company's consolidated revenues in 1996.

        Brokerage and Consulting Services

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

The market for the Company's consulting services consists mostly of defined benefit plan sponsors and investment managers located in Canada. At December 31, 1996, the Company was providing consulting services to approximately 375 defined benefit plan sponsors and 40 investment managers. Revenues from brokerage and consulting services accounted for approximately 7 percent of the Company's consolidated revenues in 1996.

Marketing and Sales
-------------------

SEI employs 23 sales representatives in its Investment Technology and Services segment and 51 sales representatives in its Asset Management segment. These sales personnel operate from 16 offices located in Oaks, Pennsylvania; San Francisco, California; Chicago, Illinois; Boston, Massachusetts; New York, New York; Dallas and Houston, Texas; Norcross, Georgia; Toronto, Ontario; Montreal, Quebec; Vancouver, British Columbia; Halifax, Nova Scotia; Zurich, Switzerland; Dublin, Ireland; Johannesburg, South Africa, and Buenos Aires, Argentina.

Customers
---------

The Company currently serves approximately 1,800 clients. For the year ended December 31, 1996, no single customer accounted for more than 10 percent of the Company's revenues in any industry segment.

Development of New Products and Services
----------------------------------------

        Software products

The Company believes that its service to existing and potential customers is enhanced by its substantial investment in improving existing software products and developing new products and services for the financial industry. To sustain and enhance its competitive position in the industry, the Company is committed to a continuous and high level of expenditures for research and development. The Company currently utilizes over 250 professionals dedicated to the design, development, and enhancement of SEI products. Half of these professionals are SEI employees devoted exclusively to the Company's research and development effort. The Company currently releases new products as they are completed, rather than holding them for bundling in three major annual releases as it has in the past. The benefit to the client is frequent, more manageable releases. Maintenance releases occur four times each year during the months of February, May, August, and November.

The Company's new product development efforts are currently focused on its StrataQuest open architecture product line. StrataQuest allows the Company's clients to operate in a multi-platform environment using client/server installations. This open architecture facilitates the development of new applications for the Company, as well as expanding the upward functionality of its existing products to enhance their attractiveness to the largest clients. As clients begin utilizing new client/server applications, the Company expects its ability to sell into this market to be greatly enhanced over the next three years.

In 1996, the Company began a comprehensive program to address the Year 2000 compliance problem facing most technology and operating systems. The Company has completed an analysis of the impact Year 2000 will have on the Company's 3000 Product Line and has begun the necessary work to ensure that the TRUST 3000 product line is YEAR 2000 compliant by 1999.

During 1996, 1995, and 1994, the Company expended (including amounts capitalized) approximately $26,254,000 (10.6 percent of revenues), $16,744,000 (7.4 percent of revenues), and $15,001,000 (7.3 percent of revenues), respectively, to design, develop, and modify existing or new products and services.

        Investment products

The Company has taken several steps to increase the asset management services it provides both domestically and internationally. In 1994, the Company formed a partnership with three leading academics in the field of finance. The partnership, LSV Asset Management ("LSV"), is a value-oriented, contrarian money manager that offers a deep-value investment alternative. The direct market for LSV's money management services includes large pension fund sponsors world-wide. In addition to managing approximately $190 million of the Company's own mutual funds, LSV is managing approximately $188 million of institutional assets as of December 31, 1996.

The Company also formed an asset management company in Canada in 1994. The company, Primus Capital Advisors Co. ("Primus"), is an investment counselor/portfolio manager offering investment advisory services to both large and small Canadian defined benefit pension plans. At December 31, 1996, Primus had five clients with total assets under management of $128 million.

The Company, through its Swiss subsidiary, SEI Capital AG, is managing and trading a portfolio of trade finance obligations arising from international export transactions. Revenue is generated from several sources: interest, commitment fees, and trading spreads. As of December 31, 1996, SEI has contributed $15 million to this subsidiary which now holds $13.0 million of loans receivable available for sale (See Note 5 of the Notes to Consolidated Financial Statements).

The Company is also looking to capitalize on international growth opportunities in the investment management industry by expanding the distribution of the Company's investment products and services through asset management solutions for institutions and high-net-worth investors outside North America. The Company's strategy is designed to capitalize on two major trends in the global marketplace: (1) the privatization and globalization of pension funds, and (2) the increased wealth accumulation among high-net-worth investors. The Company's marketing efforts have focused on four main regions: Europe, Asia, Latin America, and South Africa. In all four regions, the Company's initial strategy is to team with local partners to establish name recognition and distribution channels for the Company's products and services. Major highlights in 1996 included: the establishment of an offshore fund administration firm in Ireland, the creation of a distribution network and an acquisition of an investment advisory firm in Argentina, a joint venture in Taiwan and asset management contracts signed with a Swiss pension plan and two South African pension plans.

Although significant investments have been made in all these areas, the amount of revenue generated from these ventures is not yet material as a percentage of the Company's consolidated revenues in 1996.

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

Investment products offered by SEI and its subsidiaries also subject to regulation by the SEC and state securities authorities, as well as non-U.S. regulatory authorities, where applicable. Existing or future regulations that affect these investment vehicles or their investment strategies could impair their investment performance and lead to a reduction in sales of such investment products. Directed brokerage payment arrangements offered by the Company are also subject to SEC and other federal regulatory authorities. Changes in the regulation of directed brokerage or soft dollar payment arrangements could affect the Company's sales of some services, primarily its brokerage and consulting services.

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

Personnel
---------

At December 31, 1996, the Company had 1,070 full-time and 63 part-time employees. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be good.

Item 2.  Properties.
         ----------

In the last quarter of 1996, the Company relocated its corporate headquarters to Oaks, Pennsylvania. The new campus consists of five buildings situated on approximately 90 acres. The buildings and the land are owned and operated by the Company and cover approximately 225,000 square feet. The Company's data center and warehouse facility are housed in an additional 86,000 square feet of leased space in Wayne, Pennsylvania. The Company also leases an additional 55,000 square feet of space in Wayne for its mutual funds operation. The Company has sales support offices in Chicago, Illinois (67,000 square feet) and Dallas, Texas (9,000 square feet). All other offices leased by the Company aggregate 40,000 square feet. The Company owns a New York City condominium (3,400 square feet) used for business purposes.

Item 3.  Legal Proceedings.
         -----------------

There are no legal proceedings to which the Company is a party or to which any of its properties is subject which are expected to have a material adverse effect on the business of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

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


1996                            High              Low
----                            ----              ---
First Quarter                  24 1/2            21 1/4
Second Quarter                 26 3/8            21 1/8
Third Quarter                  24 1/2            17 3/4
Fourth Quarter                 23 1/2            20



1995                            High              Low
----                            ----              ---
First Quarter                  20 1/4            16 3/4
Second Quarter                 23 7/8            17 1/4
Third Quarter                  24 1/2            20 1/8
Fourth Quarter                 23 3/4            19 3/4


As of December 31, 1996, there were approximately 1,100 shareholders of record. The Board of Directors declared a $.12 dividend in May and December of 1996, and a $.10 dividend in May and December of 1995. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

Item 6.  Selected Financial Data.
         -----------------------
(In thousands, except per share data)

The following table summarizes selected financial data for the five years in the period ended December 31, 1996. The historical selected financial data for the Company for each of the five years in the period ended December 31 are derived from, and are qualified by reference to, the financial statements of the Company which are included with Item 8 in this report. Such financial statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their report. This data should be read in conjunction with the Company's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.


                                         For the Year       1996         1995(A)       1994(A)       1993(A)         1992(A)(B)
---------------------------------------------------------------------------------------------------------------------------------
Revenues............................................      $247,817      $225,964       $205,051      $185,064         $158,025
Expenses:
    Operating and development.......................       129,776       115,366        110,504       108,743           96,378
    Sales and marketing.............................        68,719        58,892         48,561        39,521           37,874
    General and administrative......................        13,235        16,963         16,919        16,865           17,285
                                                        -------------  ------------  -------------  ------------   --------------
Income from continuing operations
before interest and income taxes....................        36,087        34,743         29,067        19,935            6,488
Gain on sale of investments available for sale......        (1,097)           --             --            --               --
Interest income, net................................          (760)         (764)          (374)         (315)            (472)
                                                        -------------  ------------  -------------  ------------   --------------
Income from continuing operations
before income taxes.................................        37,944        35,507         29,441        20,250            6,960
Income taxes........................................        14,798        14,381         11,188         7,493            2,506
                                                        -------------  ------------  -------------  ------------   --------------
Income from continuing operations...................        23,146        21,126         18,253        12,757            4,454
Income (loss) from discontinued operations..........            --        (1,942)           997         3,382            6,877
Loss on disposal of discontinued operations.........       (16,335)           --             --            --               --
Gain on sale of discontinued operation..............            --            --             --            --            1,597
                                                        -------------  ------------  -------------  ------------   --------------
Net income..........................................        $6,811       $19,184        $19,250       $16,139          $12,928
---------------------------------------------------------------------------------------------------------------------------------
Earnings per share from continuing operations (C)...           $1.20        $1.09          $.91          $.62             $.20
Earnings (loss) per share from discontinued
operations (C)......................................          (.85)         (.10)           .05           .16              .39
                                                        -------------  ------------  -------------  ------------   --------------
Earnings per share (primary and fully diluted) (C)..          $.35          $.99           $.96          $.78             $.59

Shares used to calculate earnings per share (C).....        19,348        19,445         20,027        20,733           21,940
Cash dividends declared per common share (C)........          $.24          $.20           $.16          $.12            $.075
---------------------------------------------------------------------------------------------------------------------------------
Year-end Financial Position
Property and equipment, net.........................      $  48,620    $  24,299        $25,338       $22,279          $19,033
Total assets........................................      $ 141,041    $ 101,347        $91,148       $88,229          $79,402
Short-term borrowings...............................      $  20,000    $      --        $    --       $    --          $    --
Shareholders' equity................................      $  56,108    $  56,002        $51,309       $51,541          $49,376
---------------------------------------------------------------------------------------------------------------------------------

(A) Information for 1995, 1994, 1993, and 1992 has been reported to reflect the SEI Capital Resources Division and the SEI Defined Contribution Retirement Services Division as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

(B) Information for 1992 has been reported to reflect Reality Technologies, Ltd. as a discontinued operation.

(C) All share and per share information for 1992 has been reported to reflect the two-for-one stock split in 1993.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------
                     (In thousands, except per share data)

The Company is organized around its two core product lines: Investment Technology and Services and Asset Management. Financial information on each of these segments is reflected in Note 12 of the Notes to Consolidated Financial Statements.

Results of Operations
---------------------

1996 Compared with 1995

The Company's results of operations for the year ended December 31, 1996 included revenues from continuing operations of $247,817, compared to $225,964 reported in the same period of 1995, an increase of approximately 10 percent over the prior period. Income from continuing operations for 1996 was $23,146 or $1.20 per share, compared to $21,126 or $1.09 per share reported in 1995. Earnings per share from continuing operations for 1996 increased 10 percent over the prior year. At December 31, 1996, the Company recorded a charge for the expected loss on disposal of discontinued operations of $16,335 or $.85 per share (See Note 2 of the Notes to Consolidated Financial Statements). Total fund balances at December 31, 1996 were $85.2 billion compared to $61.2 billion at December 31, 1995, an increase of 39 percent. Included in these totals are proprietary fund balances of $61.4 billion at December 31, 1996 and $41.7 billion at December 31, 1995, an increase of 47 percent. The Company continued to make substantial investments in the sales and marketing of its core asset management business, along with significant investments to expand its asset management business internationally. Additionally, the Company continued to invest in trust technology, primarily through the development of its open architecture project.

Investment Technology and Services
----------------------------------

Revenues from the Investment Technology and Services segment for the year ended December 31, 1996 and 1995 were $171,034 and $157,960, respectively.


                                                     INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                                                     -------------------------------------------
                                                                                          DOLLAR             PERCENT
                                            1996                   1995                   CHANGE              CHANGE
                                            ----                   ----                   ------              ------
Trust systems and services                $113,071                $110,886               $  2,185                2%
Proprietary fund services                   57,963                  47,074                 10,889               23%
                                          --------                --------                 ------

     Total                                $171,034                $157,960                $13,074                8%
                                           =======                 =======                 ======

The 8 percent increase in this segment's revenues was due primarily to growth in the proprietary mutual fund business. Proprietary fund services revenue increased 23 percent over the prior period due to an increase in average proprietary fund balances during the past year despite the loss of two proprietary fund complexes in the first quarter of 1996. Proprietary fund services revenues are derived from the administrative fees which the Company earns based on a fixed percentage of the average daily net asset value of the proprietary funds. Average proprietary fund balances increased $16.1 billion or 47 percent from $34.3 billion during 1995 to $50.4 billion during 1996. This increase in proprietary fund balances was the result of growth in existing fund complexes and the commencement of several new fund complexes during the past year. Recent changes in legislation regarding bank common trust funds now permit the transfer of common trust assets into proprietary mutual funds on a tax-free basis. This change in legislation should have a positive impact on the Company's proprietary fund services business in future years. Trust systems and services revenue increased 2 percent over the prior year primarily due to a $5.6 million one-time contractual obligation received from a client that terminated its relationship with the Company in the first quarter of 1996. This one-time fee more than offset a decline in trust processing fees. Revenues should continue to expand in 1997 due to continued growth in fund balances from proprietary funds, as well as from gains in sales momentum relating to the Company's total back-office outsourcing solution. However, increases in future revenues could be adversely affected by the loss of bank clients as a result of continued mergers among banks.



                                               INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                                               -------------------------------------------

                                                                                   DOLLAR                PERCENT
                                               1996              1995              CHANGE                CHANGE
                                               ----              ----              ------                ------
Operating and development                      $93,451          $82,529            $10,922                  13%
Sales and marketing                            $31,372          $30,255            $ 1,117                   4%

The 13 percent increase in operating and development expense was primarily attributable to increases in consulting and outsourcing, in addition to direct expense associated with the growth in proprietary fund balances. The increase in consulting and outsourcing expense reflects the Company's significant investment in trust technology, mainly enhancements to its trust technology through its open architecture project. Additionally, significant investments were made by the Company to enhance its back-office outsourcing solution. The 4 percent increase in sales and marketing expense was due to an increase in personnel and promotion expenses. Operating profit from Investment Technology and Services for the year ended December 31, 1996 was $46,211, an increase of 2 percent from the $45,176 for the corresponding period of 1995. Operating margins for this segment decreased to 27 percent in 1996 compared to 29 percent in 1995. In addition to the items previously discussed, the decline in operating margins is attributable to the Company experiencing higher growth in its lower margin products.

Asset Management
----------------

Revenues from the Asset Management segment for the year ended December 31, 1996 and 1995 were $76,783 and $68,004, respectively.

                                                   ASSET MANAGEMENT REVENUES
                                                   -------------------------
                                                                                   DOLLAR               PERCENT
                                               1996             1995               CHANGE                CHANGE
                                               ----             ----               ------                ------
Liquidity services                            $20,727           $21,944            $(1,217)                (6%)
Mutual fund services                           25,711            18,677              7,034                 38%
Asset management services                      14,118            14,476               (358)                (2%)
Brokerage and consulting services              16,227            12,907              3,320                 26%
                                               ------            ------              -----

     Total                                    $76,783           $68,004            $ 8,779                 13%
                                               ======            ======             ======

Revenues from this segment increased 13 percent due to an increase in the Company's mutual fund business. Liquidity services revenue decreased 6 percent as a result of clients transferring assets from higher-fee liquidity products to lower-fee liquidity products, even though average fund balances increased in 1996. Mutual fund services revenue increased 38 percent due to an increase in average fund balances from the Company's Family of Funds over the past year. This increase was the result of increased sales of the Company's Family of Funds to high-net-worth individuals through various registered investment advisors. The 2 percent decrease in asset management services revenue is due to a decrease in fund balances associated with the Company's International Collective Trust. The 26 percent increase in brokerage and consulting services revenue is due primarily to an internal reassignment of bank-related brokerage services.


                                              ASSET MANAGEMENT EXPENSES
                                              -------------------------
                                                                                   DOLLAR               PERCENT
                                               1996             1995               CHANGE                CHANGE
                                               ----             ----               ------                ------
Operating and development                     $36,325           $32,837             $3,488                 11%
Sales and marketing                           $37,347           $28,637             $8,710                 30%

The 11 percent increase in operating and development expense was due primarily to an increase in direct expenses associated with the increase in brokerage and consulting services revenue. The 30 percent increase in sales and marketing expense was primarily attributable to increases in personnel, travel, and promotion expenses to strengthen the Company's core asset management business. Additionally, the Company made significant investments in 1996 to establish its distribution channels in non-U.S. markets. The Asset Management segment recorded an operating profit of $3,111 in 1996, compared to $6,530 in 1995. The lower operating profit represents the Company's continued commitment to establishing itself as a significant participant in the domestic and international asset management marketplace. The Asset Management segment is expected to show improved operating results in 1997 as a result of growth in its core asset management business and continued growth in its mutual fund services business.

Other Income and Expenses
-------------------------

General and administrative expenses for the year ended December 31, 1996 and 1995 were $13,235 and $16,963, respectively. General and administrative expenses declined 22 percent primarily due to decreases in personnel expenses in corporate overhead areas, in addition to a shift of certain costs to the individual business segments in 1996.

Gain on sale of investments available for sale for the year ended December 31, 1996 was $1,097. The realized gain is a result of the Company's disposition of all of its investments classified as Investments available for sale at an amount greater than original cost (See Note 6 of the Notes to Consolidated Financial Statements).

Net interest income for the year ended December 31, 1996 and 1995 was $760 and $764, respectively. Borrowings under the short-term line of credit were primarily used to finance the construction of the Company's new corporate campus. Therefore, the majority of interest expense related to the borrowings under the short-term line of credit has been capitalized and is reflected in Buildings (See Note 1 of the Notes to Consolidated Financial Statements).

The Company's effective tax rate from continuing operations was 39.0 percent for 1996 and 40.5 percent for 1995. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (See Note 1 of the Notes to Consolidated Financial Statements).

1995 Compared with 1994

The Company's results of operations for the year ended December 31, 1995 included revenues from continuing operations of $225,964, compared to $205,051 reported in the same period of 1994, an increase of over 10 percent from the prior period. Income from continuing operations for 1995 was $21,126 or $1.09 per share, compared to $18,253 or $0.91 per share reported in 1994. Earnings per share from continuing operations for 1995 increased 20 percent over the prior year. Total fund balances at December 31, 1995 were $61.2 billion compared to $46.3 billion at December 31, 1994, an increase of 32 percent. Included in these totals are proprietary fund balances of $41.7 billion at December 31, 1995 and $25.8 billion at December 31, 1994, an increase of 62 percent.

Investment Technology and Services
----------------------------------

Revenues from the Investment Technology and Services segment for the year ended December 31, 1995 and 1994 were $157,960 and $136,498, respectively.


                                        INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                                        -------------------------------------------
                                                                                          DOLLAR             PERCENT
                                            1995                   1994                   CHANGE              CHANGE
                                            ----                   ----                   ------              ------
Trust systems and services                $110,886                $104,180               $  6,706                6%
Proprietary fund services                   47,074                  32,318                 14,756               46%
                                          --------                --------                 ------

     Total                                $157,960                $136,498                $21,462               16%
                                           =======                 =======                 ======

The 16 percent increase in this segment's revenues was due primarily to growth in the proprietary mutual fund business. Proprietary fund services revenue increased 46 percent from the prior-year period due to an increase in average proprietary fund balances over the past year. Proprietary fund services revenues are derived from the administrative fees which the Company earns based on a fixed percentage of the average daily net asset value of the proprietary funds. Average proprietary fund balances increased $12.8 billion or 60 percent from $21.5 billion during 1994 to $34.3 billion during 1995. This increase in proprietary fund balances was the result of growth in existing fund complexes and the commencement of new fund complexes during the past year. Trust systems and services revenue increased 6 percent from the prior year primarily due to an increase in one-time implementation fees. The increase in implementation fees was the result of mergers among various bank clients.

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

The 8 percent increase in operating and development expense was primarily attributable to increases in consulting and outsourcing, in addition to direct expense associated with the growth in proprietary fund balances. The increase in consulting and outsourcing expense reflects the Company's investment in trust technology and its internal infrastructure. The 27 percent increase in sales and marketing expense was primarily attributable to an increase in personnel and consulting expense. The increase in consulting expense relates primarily to the increase in one-time trust services revenue. Operating profit from Investment Technology and Services for the year ended December 31, 1995 was $45,176, an increase of 24 percent from the $36,525 for the corresponding period of 1994. Operating margins for this segment increased to 29 percent in 1995 compared to 27 percent in 1994.

Asset Management
----------------

Revenues from the Asset Management segment for the year ended December 31, 1995 and 1994 were $68,004 and $68,553, respectively.


                           ASSET MANAGEMENT REVENUES
                           -------------------------

                                                                                           DOLLAR               PERCENT
                                                 1995                  1994                CHANGE                CHANGE
                                                 ----                  ----                ------                ------
Liquidity services                              $21,944               $21,380               $ 564                   3%
Mutual fund services                             18,677                20,011              (1,334)                 (7%)
Asset management services                        14,476                16,336              (1,860)                (11%)
Brokerage and consulting services                12,907                10,826               2,081                  19%
                                                 ------                ------               -----

   Total                                        $68,004               $68,553               $(549)                 (1%)
                                                 ======                ======                ====

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

Net interest income for the year ended December 31, 1995 and 1994 was $764 and $374, respectively. The increase in interest income is due primarily to an increase in the average cash balance invested in 1995 compared to 1994, in addition to dividend income generated from the Company's investments available for sale.

The Company's effective tax rate from continuing operations was 40.5 percent for 1995 and 38.0 percent for 1994. The increase in the effective tax rate was due to losses incurred from the Company's foreign subsidiaries in 1995 for which no tax benefit was received. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (See Note 1 of the Notes to Consolidated Financial Statements).


Liquidity and Capital Resources
-------------------------------

The Company's ability to generate adequate cash to meet its needs results primarily from cash flow from operations and its capacity for additional borrowing. The Company has a line of credit agreement which provides for borrowings of up to $50,000 (See Note 7 of the Notes to Consolidated Financial Statements). At December 31, 1996, the Company's unused sources of liquidity consisted primarily of cash and cash equivalents of $13,167, of which $3,400 is segregated for use by the Company's Swiss subsidiary, and the unused portion of the line of credit of $30,000. The availability of the line of credit is subject to the Company's compliance with certain covenants set forth in the agreement. In January 1997, the Company borrowed an additional $10,000 under its line of credit which was used for general corporate purposes. On February 24, 1997, the Company issued $35,000 of medium-term notes (See Note 7 of the Notes to Consolidated Financial Statements). The proceeds were used to repay the outstanding balance on its line of credit which amounted to $30,000.

Cash flow generated from operations was $33,285, $24,352, and $36,681, in 1996, 1995, and 1994, respectively. The increase in operating cash flow is primarily due to an increase in accounts receivable collections in 1996, along with the deferral of income taxes due to the increase in capitalized software development costs currently deductible for tax purposes.

Capital expenditures, including capitalized software development costs, for 1996, 1995, and 1994 were $43,728, $11,610, and $14,784, respectively. The increase in capital expenditures is primarily the result of expenditures made by the Company for its new corporate campus, along with an increase in capitalized software development costs. The corporate campus was completed in late 1996 and all employees scheduled to relocate have been moved to the new headquarters. The increase in capitalized software development costs relates to the Company's investment in its trust technology, mainly its open architecture project. Capitalized software development costs relating to this project is expected to continue in 1997. In 1996, the Company received $6,536 from the sale of its investments classified as Investments available for sale (See Note 6 of the Notes to Consolidated Financial Statements). In addition, the Company acquired 533,000 shares of common stock at a cost of $9.8 million pursuant to an open market stock purchase authorization of $175.7 million made by the Board of Directors. As of February 7, 1997, the Company has purchased approximately 13.2 million shares of its common stock at a cost of $165.5 million since the inception of the stock buyback program.

The Company's operating cash flow, borrowing capacity, and liquidity should provide adequate funds for continuing operations, continued investment in new products and equipment, its common stock repurchase program, and the repayment of its long-term debt.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------


Index to Financial Statements:

         Report of Independent Public Accountants
         Consolidated Balance Sheets -- December 31, 1996 and 1995
         Consolidated Statements of Operations -- For the years ended
           December 31, 1996, 1995, and 1994
         Consolidated Statements of Shareholders' Equity -- For the years ended
           December 31, 1996, 1995, and 1994
         Consolidated Statements of Cash Flows -- For the years ended
           December 31, 1996, 1995, and 1994
         Notes to Consolidated Financial Statements
         Schedule II -- Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SEI Investments Company:


We have audited the accompanying consolidated balance sheets of SEI Investments Company (formerly SEI Corporation)(a Pennsylvania corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEI Investments Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

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

                                                           ARTHUR ANDERSEN LLP


Philadelphia, Pa.
   February 7, 1997 (Except with respect to the matter discussed in Note 7, as to which the date is February 24, 1997)

           Consolidated Balance Sheets                                                   SEI Investments Company
           (In thousands)                                                                       and Subsidiaries

                                                          December 31,              1996                1995
           ------------------------------------------------------------------------------------------------------
Assets     Current Assets:
           Cash and cash equivalents..................................             $13,167             $10,256
           Receivables from regulated investment
            companies.................................................              10,836               8,757
           Receivables, net of allowance for doubtful
            accounts of $1,350 and $1,206.............................              19,558              22,436
           Loans receivable available for sale........................              13,043               5,152
           Deferred income taxes......................................               4,527               2,584
           Prepaid expenses...........................................               3,825               4,890
                                                                              ----------------    ---------------

             Total Current Assets.....................................              64,956              54,075
                                                                              ----------------    ---------------

           Net Assets of Discontinued Operations......................                  --               6,046
                                                                              ----------------    ---------------

           Investments Available for Sale.............................                  --               6,205
                                                                              ----------------    ---------------

           Property and Equipment, net of accumulated
             depreciation and amortization of $48,128
             and $61,513..............................................              48,620              24,299
                                                                              ----------------    ---------------

           Capitalized Software, net of accumulated
             amortization of $5,193 and $3,746........................              13,577               4,356
                                                                              ----------------    ---------------

           Customer Lists, net........................................               2,000                  --
                                                                              ----------------    ---------------

           Other Assets, net..........................................              11,888               6,366
                                                                              ----------------    ---------------

                                                                                  $141,041            $101,347

           ------------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

               Consolidated Balance Sheets                                                   SEI Investments Company
               (In thousands, except par value)                                                     and Subsidiaries

                                                                December 31,            1996               1995
               ======================================================================================================
Liabilities    Current Liabilities:
and
Shareholders'  Short-term borrowings.......................................           $20,000           $     --
Equity         Accounts payable............................................             5,863              6,252
               Accrued compensation........................................            14,503             13,724
               Accrued disposal costs......................................             7,417                 --
               Accrued proprietary fund services...........................             6,748              2,683
               Other accrued liabilities...................................            20,303             16,432
               Deferred revenue............................................             5,123              5,795
                                                                                  ----------------   ----------------

                 Total Current Liabilities.................................            79,957             44,886
                                                                                  ----------------   ----------------

               Deferred Income Taxes.......................................             4,976                459
                                                                                  ----------------   ----------------


               Commitments and Contingencies

               Shareholders' Equity:
               Series Preferred stock, $.05 par value,
                60 shares authorized; no shares issued
                and outstanding............................................                --                 --
               Common stock, $.01 par value,
                100,000 shares authorized; 18,498 and
                18,425 shares issued and outstanding.......................               185                184
               Capital in excess of par value..............................            54,959             48,207
               Retained earnings...........................................             1,141              7,167
               Cumulative translation adjustments..........................              (177)               (58)
               Unrealized holding gain on investments......................                --                502
                                                                                  ----------------   ----------------

                 Total Shareholders' Equity................................            56,108             56,002
                                                                                  ----------------   ----------------

                                                                                     $141,041           $101,347

               ------------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of these statements.


Consolidated Statements of Operations                                                                 SEI Investments Company
(In thousands, except per share data)                                                                        and Subsidiaries

                                                  Year Ended December 31,         1996              1995            1994
==============================================================================================================================
Revenues................................................................        $247,817          $225,964         $205,051
Expenses:
  Operating and development.............................................         129,776           115,366          110,504
  Sales and marketing...................................................          68,719            58,892           48,561
  General and administrative............................................          13,235            16,963           16,919
                                                                             ---------------   --------------   --------------

Income from continuing operations before interest and
  income taxes..........................................................          36,087            34,743           29,067

Gain on sale of investments available for sale..........................          (1,097)               --               --
Interest income, net....................................................            (760)             (764)            (374)
                                                                             ---------------   --------------   --------------

Income from continuing operations before income taxes...................          37,944            35,507           29,441

Income taxes............................................................          14,798            14,381           11,188
                                                                             ---------------   --------------   --------------

Income from continuing operations.......................................          23,146            21,126           18,253

Income (loss) from discontinued operations, net of income
  tax expense (benefit) of $(1,295) and $1,119..........................              --            (1,942)             997

Loss on disposal of discontinued operations, net of
  income tax benefit of $(5,139)........................................         (16,335)               --               --
                                                                             ---------------   --------------   --------------

Net income..............................................................          $6,811           $19,184          $19,250

==============================================================================================================================

Earnings per common and common equivalent share:
  Earnings per share from continuing operations.........................            $1.20            $1.09               $.91
  Earnings (loss) per share from discontinued operations................             (.85)            (.10)               .05
                                                                             ---------------   --------------   --------------

Earnings per share (primary and fully diluted)..........................             $.35             $.99               $.96

==============================================================================================================================

The accompanying notes are an integral part of these statements.


Consolidated Statements of Shareholders' Equity                                                             SEI Investments Company
(In thousands)                                                                                                     and Subsidiaries

                                                                Capital                 Cumulative      Unrealized        Total

                                             Common Stock     In Excess of  Retained    Translation    Holding Gain   Shareholders'
                                          --------------------
                                           Shares    Amount    Par Value    Earnings    Adjustments   on Investments      Equity
====================================================================================================================================

Balance, December 31, 1993................ 19,171     $192      $47,256      $4,240        $(147)       $   --             $51,541
Net income................................     --       --           --      19,250           --            --              19,250
Purchase and retirement of common
     stock................................ (1,280)     (13)     (11,503)    (16,665)          --            --             (28,181)
Issuance of common stock under the
     employee stock purchase plan.........     60        1        1,084          --           --            --               1,085
Issuance of common stock upon
     exercise of stock options............    830        8        6,075          --           --            --               6,083
Tax benefit on stock options exercised....     --       --        4,494          --           --            --               4,494
Cash dividends............................     --       --           --      (3,002)          --            --              (3,002)
Currency translation adjustments..........     --       --           --          --           39            --                  39

====================================================================================================================================


Balance, December 31, 1994................ 18,781      188       47,406       3,823         (108)           --              51,309
Net income................................     --       --           --      19,184           --            --              19,184
Purchase and retirement of common
     stock................................   (880)      (9)      (6,264)    (12,105)          --            --             (18,378)
Issuance of common stock under the
     employee stock purchase plan.........     60       --        1,008          --           --            --               1,008
Issuance of common stock upon
     exercise of stock options............    464        5        4,364          --           --            --               4,369
Tax benefit on stock options exercised....     --       --        1,693          --           --            --               1,693
Cash dividends............................     --       --           --      (3,735)          --            --              (3,735)
Currency translation adjustments..........     --       --           --          --           50            --                  50
Unrealized holding gain on
     investments..........................     --       --           --          --           --           502                 502

====================================================================================================================================
Balance, December 31, 1995................ 18,425     $184      $48,207      $7,167         $(58)         $502             $56,002

====================================================================================================================================

The accompanying notes are an integral part of these statements.


Consolidated Statements of Shareholders' Equity                                                             SEI Investments Company
(In thousands)                                                                                                     and Subsidiaries

                                                                Capital                 Cumulative      Unrealized        Total

                                             Common Stock     In Excess of  Retained    Translation    Holding Gain   Shareholders'
                                          -------------------
                                           Shares    Amount    Par Value    Earnings    Adjustments   on Investments      Equity
====================================================================================================================================

Balance, December 31, 1995................ 18,425     $184      $48,207      $7,167         $(58)         $502             $56,002
Net income................................     --       --           --       6,811           --            --               6,811
Purchase and retirement of common
     stock................................   (533)      (5)      (1,396)     (8,369)          --            --              (9,770)
Issuance of common stock under the
     employee stock purchase plan.........     52       --          976          --           --            --                 976
Issuance of common stock upon
     exercise of stock options............    554        6        4,434          --           --            --               4,440
Tax benefit on stock options exercised....     --       --        2,738          --           --            --               2,738
Cash dividends............................     --       --           --      (4,468)          --            --              (4,468)
Currency translation adjustments..........     --       --           --          --         (119)           --                (119)
Realized gain on investments..............     --       --           --          --           --          (502)               (502)

===================================================================================================================================


Balance, December 31, 1996................ 18,498     $185      $54,959      $1,141        $(177)       $   --             $56,108

===================================================================================================================================

The accompanying notes are an integral part of these statements.


Consolidated Statements of Cash Flows                                                                    SEI Investments Company
(In thousands)                                                                                                  and Subsidiaries

                                                       Year Ended December 31,        1996             1995              1994
==================================================================================================================================
Cash flows from operating activities:

Net income...................................................................         $6,811            $19,184         $19,250

Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation and amortization.........................................         10,039             11,574          12,126
       Provision for losses on receivables...................................            144                 --             235
       Deferred income tax expense (benefit).................................          3,821               (672)         (2,799)
       Discontinued operations...............................................          6,046              3,055             147
       Tax benefit on stock options exercised................................          2,738              1,693           4,494
       Gain on sale of investments available for sale........................         (1,097)                --              --
       Other.................................................................         (3,739)              (673)            411
       Change in current assets and liabilities:
         Decrease (increase) in
           Receivables from regulated investment companies...................         (2,079)            (2,471)           (351)
           Receivables.......................................................          2,734             (5,168)         (1,710)
           Loans receivable available for sale...............................         (7,891)            (5,152)             --
           Prepaid expenses..................................................          1,065             (2,539)            (74)
         Increase (decrease) in
           Accounts payable..................................................           (389)             1,821            (418)
           Accrued compensation..............................................            779               (397)            407
           Accrued disposal costs............................................          7,417                 --              --
           Accrued proprietary fund services.................................          4,065              1,383             566
           Other accrued liabilities.........................................          3,493              1,186           3,217
           Deferred revenue..................................................           (672)             1,528           1,180
                                                                                  --------------   --------------    -------------

         Total adjustments...................................................         26,474              5,168          17,431
                                                                                  --------------   --------------    -------------

       Net cash provided by operating activities.............................        $33,285            $24,352         $36,681

==================================================================================================================================

The accompanying notes are an integral part of these statements.


Consolidated Statements of Cash Flows                                                                     SEI Investments Company
(In thousands)                                                                                                   and Subsidiaries

                                                       Year Ended December 31,        1996             1995              1994
==================================================================================================================================
Cash flows from investing activities:

     Proceeds from sale (purchase) of investments
        available for sale...................................................          $6,536         $(5,361)          $    --
     Additions to property and equipment.....................................         (33,060)         (8,611)          (13,732)
     Additions to capitalized software.......................................         (10,668)         (2,999)           (1,052)
     Proceeds from sale of asset.............................................              --              --             4,200
     Purchase of subsidiary..................................................          (2,000)             --                --
     Other...................................................................          (2,738)           (961)             (100)
                                                                                   -------------   ---------------   -------------

       Net cash used in investing activities.................................         (41,930)        (17,932)          (10,684)

Cash flows from financing activities:

     Proceeds from short-term borrowings.....................................          20,000              --                --
     Purchase and retirement of common stock.................................          (9,770)        (18,378)          (28,181)
     Proceeds from issuance of common stock..................................           5,416           5,377             7,168
     Payment of dividends....................................................          (4,090)         (3,395)           (2,650)
                                                                                   -------------   ---------------   -------------

       Net cash provided by (used in) financing activities...................          11,556         (16,396)          (23,663)
                                                                                   -------------   ---------------   -------------

Net increase (decrease) in cash and cash equivalents.........................           2,911          (9,976)            2,334

Cash and cash equivalents, beginning of year.................................          10,256          20,232            17,898
                                                                                   -------------   ---------------   -------------

Cash and cash equivalents, end of year.......................................         $13,167         $10,256           $20,232

==================================================================================================================================

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements               SEI Investments Company
                                                                and Subsidiaries

Note 1 - Summary of Significant Accounting Policies:

         Nature of Operations - SEI Investments Company (the "Company"), formerly SEI Corporation, is organized around its two core product lines: Investment Technology and Services and Asset Management. The Investment Technology and Services segment provides trust accounting and management information services through the Company's 3000 product line, administration and distribution services to proprietary mutual funds, and back-office trust processing. The principal market for these products and services are trust departments of banks located in the United States. The Asset Management segment provides investment solutions through various investment products including the Company's Family of Funds, liquidity funds and services, and brokerage and consulting services. Principal markets for these products and services include trust departments of banks, investment advisors, corporations, high-net-worth individuals, and money managers located in the United States and Canada. Based on 1996 revenues, the Investment Technology and Services segment accounted for 69 percent of the Company's consolidated revenues and the Asset Management segment accounted for 31 percent of the Company's consolidated revenues.

         Principles of Consolidation - The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company's principal subsidiaries are SEI Financial Services Company ("SFS"), SEI Financial Management Corporation ("SFM"), and SEI Trust Company. All intercompany accounts and transactions have been eliminated.

         Cash and Cash Equivalents - At December 31, 1996 and 1995, Cash and cash equivalents included $11,783,000 and $10,196,000, respectively, primarily invested in SEI Tax Exempt Trust, one of several mutual funds sponsored by SFM. Interest and dividend income for 1996, 1995, and 1994 was $808,000, $1,019,000, and $405,000, respectively (See Note 13).

         Property and Equipment - Property and Equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                                 Estimated
                                                                                                               Useful Lives
                                                                   1996                    1995                 (In Years)
            ===================================================================================================================
            Equipment.........................................    $40,390,000           $43,469,000                       3
            Buildings.........................................     25,907,000             2,856,000                25 to 39
            Land..............................................      6,730,000             4,065,000                     N/A
            Purchased software................................      9,397,000             7,220,000                       3
            Furniture and fixtures............................      9,030,000            13,898,000                  3 to 5
            Leasehold improvements............................      5,294,000             9,814,000              Lease Term
            Construction in progress..........................             --             4,490,000                     N/A
                                                                   -----------          -----------

                                                                   96,748,000            85,812,000
            Less:  Accumulated depreciation
             and amortization.................................    (48,128,000)          (61,513,000)
                                                                   ----------            ----------

            Property and Equipment, net.......................    $48,620,000           $24,299,000

            ===================================================================================================================

         Property and Equipment are stated at cost, which includes interest on funds borrowed to finance the construction of the Company's corporate campus. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

         In late 1994, the Company purchased 90 acres of land for construction of the Company's new corporate campus. Construction was completed in late 1996 which coincided with the expiration of the Company's leases for corporate facilities. The relocation to the new corporate campus was completed as of December 31, 1996. All the costs associated with the design and construction of the corporate campus are included in Buildings. Land includes the initial purchase price and various land improvements which are not depreciable. Additionally, the Company purchased new office furniture for the corporate campus which is reflected in Furniture and Fixtures. Equipment, Furniture and Fixtures, Leasehold Improvements, and their corresponding accumulated depreciation and amortization amounts associated with the Company's old facilities, were written-off as of December 31, 1996. The net book value of these assets was immaterial.

         Customer Lists - Customer Lists represent the value assigned to customer relationships obtained in various acquisitions (See Note 3). Customer Lists are amortized on a straight-line basis over 10 years. There was no amortization expense recorded in 1996. The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flow is less than the net book value of the asset, the asset is written down to the amount of the estimated undiscounted cash flows. As of December 31, 1996, no such write-down was required.

         Statements of Cash Flows - For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

         Supplemental disclosures of cash paid/received during the year is as follows:

                                                                           1996            1995              1994
                                                                           ----            ----              ----
                     Interest paid...............................      $  794,000      $   211,000       $       --
                     Interest and dividends received.............      $  876,000      $ 1,024,000       $  374,000
                     Income taxes paid (Federal and state).......      $5,525,000      $12,846,000       $9,620,000

         Revenue Recognition - Principal sources of revenues are information processing and software services, management and distribution of mutual funds, brokerage and consulting services, and other asset management products and services. Revenues from these services are recognized in the periods in which the services are performed. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned.

         Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the liability method is used for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse (See Note 11).

         Foreign Currency Translation - The assets and liabilities of foreign operations are translated into U.S. dollars using the rates of exchange at year end. The results of operations are translated into U.S. dollars at the average daily exchange rates for the period. All foreign currency transaction gains and losses are included in income in the periods in which they occur, and are immaterial for each of the three years ended December 31, 1996.

         Capitalized Software - The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detailed program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology.

         Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to five years.

         Capitalized software development costs consist primarily of salary, consulting, and computer costs incurred to develop new products and enhancements to existing products. During 1996, 1995, and 1994, $10,668,000, $2,999,000, and $1,052,000 of software development costs were capitalized, respectively. In 1994, $1,954,000 (net of accumulated amortization of $1,423,000) of capitalized software development costs were written off. This write-off was recorded in Income from discontinued operations on the accompanying Consolidated Statements of Operations for 1994 as it related to a certain activity of one of the discontinued operations. No capitalized software development costs were written off in 1996 and 1995. Amortization expense was $1,447,000, $1,522,000, and $1,322,000 in 1996, 1995, and 1994, respectively, and is included in Operating and development expense on the accompanying Consolidated Statements of Operations.

         Total research and development costs, including capitalized software, were $26,254,000, $16,744,000, and $15,001,000 in 1996, 1995, and 1994,
         respectively.

         Earnings Per Share - The Company utilizes the modified treasury stock method to compute earnings per share since common share equivalents at the end of the year exceeded 20 percent of the number of common shares outstanding. Earnings per common and common equivalent share (primary earnings per share) is computed using the weighted average number of common shares and common share equivalents (stock options) outstanding. Earnings per share, assuming full dilution (fully diluted earnings per share), is based upon an increased number of shares that would be outstanding assuming exercise of stock options when the Company's stock price at the end of the period is higher than the average price within the respective period. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the earnings per share calculation. In 1996, 1995, and 1994, the weighted average shares outstanding for primary earnings per share were 19,348,000, 19,445,000, and 20,027,000, respectively. Shares used to calculate fully diluted earnings per share were not materially different from those used to calculate primary earnings per share.

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

Note 2 - Discontinued Operations:

         In May 1995, the Company's Board of Directors approved a plan of disposal for the SEI Capital Resources Division ("CR") and the SEI Defined Contribution Retirement Services Division ("DC"). CR provided investment performance evaluation services, consulting services, and brokerage services to employee benefit plan sponsors and investment advisors in the United States. DC provided administrative and processing services, recordkeeping services, and employee retirement planning materials for use by defined contribution plans. In 1996, the Company completed the transfer of DC's full service recordkeeping operations to KPMG Peat Marwick.

         CR and DC were being accounted for together as discontinued operations with a measurement date of May 31, 1995. The accompanying Consolidated Financial Statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. At the measurement date, the Company expected that the sale of CR would have resulted in a gain on the disposal of CR's assets which would have been sufficient to offset any losses incurred by DC. As a result, no provision for estimated losses was established for the period from the measurement date to the estimated disposal date. In the fourth quarter of 1996, based on current information, management of the Company concluded that any proceeds received from a possible sale of CR would not be sufficient to offset the remaining net assets of CR and DC. The Company, therefore, recorded a charge of $16,335,000 ($.85 per share), net of income tax benefit of $5,139,000.

         The charge of $16,335,000 recorded in 1996 on the accompanying Consolidated Statements of Operations includes the operating losses incurred by CR and DC from June 1, 1995 to December 31, 1996, the complete write-off of CR and DC's non-recoverable assets, and a provision for the disposal of discontinued operations. The non-recoverable assets were comprised of goodwill, customer lists, equipment, and furniture and fixtures. The provision for the disposal of discontinued operations included accruals for future operating losses, future commitments relating to leased facilities, severance, and an additional reserve for doubtful accounts relating to CR's receivables. This provision is reflected in Accrued disposal costs on the accompanying Consolidated Balance Sheets. The Company expects to complete the sale of CR in the near future.

         Income (loss) from discontinued operations on the accompanying Consolidated Statements of Operations were:

                                                                           Five Months Ended               Year Ended
                                                                      ------------------------------------------------------
                                                                             May 31, 1995              December 31, 1994
         -------------------------------------------------------------------------------------------------------------------
          Revenues.................................................           $17,674,000                 $58,714,000
                                                                               ----------                  ----------
          Income (loss) before income taxes........................           $(3,237,000)                $ 2,116,000
          Income tax expense (benefit).............................            (1,295,000)                  1,119,000
                                                                               -----------                 ----------

          Income (loss)............................................           $(1,942,000)                $   997,000

         -------------------------------------------------------------------------------------------------------------------

         The assets and liabilities of CR and DC were reclassified on the accompanying Consolidated Balance Sheets at December 31, 1995 to separately identify them as net assets or net liabilities of discontinued operations. A summary of these net assets is as follows:

                                                                                                 1995
         --------------------------------------------------------------------------------------------------------
          Current assets............................................................          $7,709,000
          Property and equipment, net...............................................           1,257,000
          Other assets, net.........................................................           5,581,000
          Current liabilities.......................................................         (11,835,000)
          Deferred income taxes.....................................................            (421,000)
          Loss from discontinued operations for the period
              June 1, 1995 to December 31, 1995, net of
              income tax benefit of $462,000........................................           3,755,000
                                                                                              ----------

          Net Assets of Discontinued Operations.....................................          $6,046,000

         --------------------------------------------------------------------------------------------------------

Note 3 - Acquisitions:

         On December 20, 1996, the Company acquired the capital stock of Latinvest Sociedad De Bolsa S.A. ("Latinvest") and Quadrum S.A. ("Quadrum"). Latinvest and Quadrum are affiliated investment advisory firms that provide investment services to Argentine investors. The total purchase price of $3,700,000 consists of $2,000,000 paid in cash at closing, $500,000 paid in cash in January 1997, and up to an additional $1,200,000 pursuant to a three year earn-out which is payable in cash and based upon Latinvest and Quadrum's ability to achieve certain asset balances, investment performance, and growth in revenues. This acquisition has been accounted for using the purchase method of accounting. The purchase price paid at closing of $2,000,000 was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired was $2,000,000 and has been reflected as Customer Lists on the accompanying Consolidated Balance Sheets. If this transaction had been consummated on January 1, 1995, the pro forma effect on the 1996 and 1995 Consolidated Statements of Operations would have been immaterial and therefore has been omitted.


Note 4 - Receivables:

         Receivables on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                  1996                         1995
         -------------------------------------------------------------------------------------------------------------------
          Trade receivables........................................            $10,124,000                 $14,474,000
          Fees earned, not received................................              3,511,000                   2,866,000
          Fees earned, not billed..................................              7,273,000                   6,302,000
                                                                                ----------                  ----------

                                                                                20,908,000                  23,642,000

          Less:  Allowance for doubtful accounts...................             (1,350,000)                 (1,206,000)
                                                                                ----------                  ----------

                                                                               $19,558,000                 $22,436,000

         -------------------------------------------------------------------------------------------------------------------

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


Note 5 - Loans Receivable Available for Sale:

         Loans receivable available for sale represent loans which were purchased through SEI Capital AG, which is based in Zurich. The Company intends to sell these loans within a year from the balance sheet date. These receivables are reported at the lower of cost or market, and any difference between the purchase price and the related loan principal amount is recognized as an adjustment of the yield over the life of the loan using the effective interest method. Each loan receivable involves various risks, including, but not limited to, country, interest rate, credit, and liquidity risk. Management evaluates and monitors these risks on a continuing basis to ensure that these loan receivables are recorded at their realizable value. This evaluation is based upon management's best estimates and the amounts the Company will ultimately realize could differ from these estimates.


Note 6 - Investments Available for Sale:

         Investments available for sale consisted of mutual funds sponsored by the Company which were primarily invested in equity securities. The Company accounted for investments pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses on these investments are reported as a separate component of Shareholders' equity. Realized gains and losses are determined by the specific identification method and are reported separately on the accompanying Consolidated Statements of Operations.

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

         In 1996, the Company disposed of all its investments classified as Investments available for sale on the accompanying Consolidated Balance Sheets. The aggregate cost of these investments prior to sale was $5,439,000. Total proceeds from the disposition of these investments were $6,536,000, resulting in a realized gain of $1,097,000. This gain is reflected in Gain on sale of investments available for sale on the accompanying Consolidated Statements of Operations.


Note 7 - Debt:

         The Company has a line of credit agreement (the "Agreement") with its principal lending institution which provides for borrowing of up to $50,000,000. The Agreement ends on May 31, 1997, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. Management believes the Agreement will be extended. The line of credit, when utilized, accrues interest at the Prime rate or three-tenths percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-tenth percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and places certain restrictions on investments.

         The maximum month-end amount of debt outstanding for the years ended December 31, 1996 and 1995 was $20,000,000 and $11,000,000,
         respectively. The weighted average balance of debt outstanding was $13,086,000 and $3,206,000 during 1996 and 1995, respectively.

         Interest expense was $794,000 based on a weighted average interest rate of approximately 6.0 percent for the year ended December 31, 1996. Interest expense was $211,000 based on a weighted average interest rate of approximately 6.6 percent for the year ended December 31, 1995. The Company had no outstanding debt during 1994.

         On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000,000 of 7.20% Senior Notes and $15,000,000 of 7.27% Senior Notes (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years with an average life of 7 to 10 years. The proceeds from the Notes have been used to repay the outstanding balance on the Company's line of credit. The Note Purchase Agreement contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. None of these covenants negatively affect the Company's liquidity or capital resources. Interest and principal payments on the Notes will be made semi-annually beginning in August 1997.


Note 8 - Shareholders' Equity:

         Stock-Based Compensation Plans - The Company has stock option plans under which non-qualified and incentive stock options for common stock are available for grant to officers, directors, and key employees. The options granted and the option prices are established by the Board of Directors in accordance with the terms of the plans. All options outstanding were granted at prices equal to the fair market value of the stock on the date of grant, vest over a four year period, and expire 10 years after the date of grant.

         The Company accounts for its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense has been recognized. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                                  1996                      1995
         ------------------------------------------------------------------------------------------------------------------
          Net Income:
               As Reported.........................................              $6,811                   $19,184
               Pro Forma...........................................              $6,201                   $18,958

          Earnings per Share:
               As Reported.........................................                $.35                      $.99
               Pro Forma...........................................                $.32                      $.97

         ------------------------------------------------------------------------------------------------------------------

         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The weighted average fair value of the stock options granted during 1996 and 1995 was $31.31 and $31.75, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                  1996                       1995
         ------------------------------------------------------------------------------------------------------------------
          Risk-free interest rate..................................               6.70%                      6.35%
          Expected dividend yield..................................               1.00%                      1.00%
          Expected life............................................              7 Years                    7 Years
          Expected volatility......................................              34.87%                     35.31%

         ------------------------------------------------------------------------------------------------------------------

         Certain information for 1996 and 1995 relative to stock options is summarized as follows:

                                                                        Employee Plan                 Directors' Plan
           Number of Shares                                         1996            1995             1996         1995
          ----------------------------------------------------------------------------------------------------------------
           Outstanding at beginning of year..................       4,007,000       4,422,000       120,000      108,000
           Granted (A).......................................         353,000         197,000        12,000       12,000
           Exercised (B).....................................        (554,000)       (464,000)           --           --
           Expired or canceled (C)...........................         (82,000)       (148,000)           --           --
                                                                  -----------      ----------      --------   ----------

           Outstanding at end of year (D)....................       3,724,000       4,007,000       132,000      120,000

           Exercisable at end of year (E)....................       2,908,000       3,067,000       102,000       90,000
           Participants at end of year.......................             190             218             3            3
           Available for future grant at end of year.........          65,000         336,000       250,000      262,000

          ----------------------------------------------------------------------------------------------------------------

          (A) For options granted under the Employee Plan during 1996 and 1995, the weighted average exercise price was $21.63 and $22.84 per share, respectively. For options granted under the Directors' Plan during 1996 and 1995, the weighted average exercise price was $22.25 and $21.75 per share, respectively.

          (B) For options exercised under the Employee Plan during 1996 and 1995, the weighted average exercise price was $8.02 and $9.42 per share, respectively.

          (C) For options expired or canceled under the Employee Plan during 1996 and 1995, the weighted average exercise price was $20.44 and $18.03 per share, respectively.

          (D) For outstanding shares under option for the Employee Plan at December 31,1996, option prices ranged from $7.00 to $25.25, with a weighted average exercise price of $14.86 per share. For outstanding shares under option for the Directors' Plan at December 31, 1996, option prices ranged from $7.00 to $26.25, with a weighted average exercise price of $14.45 per share. For outstanding shares under option for the Employee Plan at December 31, 1995, option prices ranged from $3.94 to $25.25, with a weighted average exercise price of $13.43 per share. For outstanding shares under option for the Directors' Plan at December 31, 1995, option prices ranged from $7.00 to $26.25, with a weighted average exercise price of $13.68 per share. The expiration dates for options under the Employee Plan range from April 9, 1997 to December 17, 2006, with a weighted average remaining contractual life of 5.7 years. The expiration dates for options under the Directors' Plan range from December 14, 1997 to December 31, 2006, with a weighted average remaining contractual life of 5.1 years.

          (E) For exercisable shares under option for the Employee Plan at December 31, 1996 and 1995, the weighted average exercise price was $13.08 and $11.37 per share, respectively. For exercisable shares under option for the Directors' Plan at December 31, 1996 and 1995, the weighted average exercise price was $12.38 and $11.33 per share, respectively.

         Employee Stock Purchase Plan - The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 800,000 shares for issuance under this plan. At December 31, 1996, 686,000 cumulative shares have been issued.

         Common Stock Buyback - The Board of Directors has authorized the purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $175,729,000. Through December 31, 1996, a total of 13,233,000 shares at an aggregate cost of $165,502,000 have been purchased and retired. The Company purchased 533,000 shares at a cost of $9,770,000 during 1996.

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

         Dividends - On May 21, 1996, the Board of Directors declared a cash dividend of $.12 per share on the Company's common stock, which was paid on June 28, 1996, to shareholders of record on June 12, 1996. On December 17, 1996, the Board of Directors declared a cash dividend of $.12 per share on the Company's common stock, which was paid on January 21, 1997, to shareholders of record on December 31, 1996.

         The dividends declared in 1996 and 1995 were $4,468,000 and $3,735,000, respectively. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.


Note 9 - Employee Benefit Plan:

         The Company has a tax-qualified defined contribution plan (the "Plan"). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $1,345,000, $1,065,000, and $1,084,000 to the Plan in 1996, 1995, and 1994, respectively.

Note 10 - Commitments and Contingencies:

          The Company operates in leased facilities and also leases data processing equipment. Some of these leases contain escalation clauses for increased taxes and operating expenses. The Company's leases are accounted for as operating leases. Rent expense was $17,527,000, $16,570,000, and $17,406,000 in 1996, 1995, and 1994, respectively.



          Aggregate noncancellable minimum lease commitments at December 31, 1996 are:

          -----------------------------------------------------------------------------------------
           1997................................................................      $12,799,000
           1998................................................................        7,832,000
           1999................................................................        3,345,000
           2000................................................................        2,214,000
           2001................................................................        2,015,000
           2002 and after......................................................          437,000
                                                                                     -----------

                                                                                     $28,642,000

          -----------------------------------------------------------------------------------------

          The Company has future lease obligations relating to office facilities being used for its discontinued operations. The Company established a provision for future lease commitments relating to these facilities which is included in Loss on disposal of discontinued operations on the accompanying Consolidated Statements of Operations. The management of the Company believes this provision will be adequate to cover any future losses incurred relating to these facilities.

          In the normal course of business, the Company is party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect upon the Company's financial position or results of operations.


Note 11 - Income Taxes:

          Income taxes from continuing operations consist of the following:

                                    Year Ended December 31,         1996                 1995                1994
          -----------------------------------------------------------------------------------------------------------
            Current
              Federal......................................     $10,491,000          $13,476,000         $12,506,000
              State........................................         486,000            1,577,000           1,481,000
                                                                 ----------           ----------          ----------

                                                                 10,977,000           15,053,000          13,987,000
                                                                 ----------           ----------          ----------

            Deferred, including current deferred
              Federal......................................       2,963,000             (682,000)         (2,133,000)
              State........................................         858,000               10,000            (666,000)
                                                                 ----------           ----------          ----------

                                                                  3,821,000             (672,000)         (2,799,000)
                                                                -----------         ------------          ----------

            Total income taxes from continuing
              operations...................................     $14,798,000          $14,381,000         $11,188,000

          -----------------------------------------------------------------------------------------------------------

          The effective income tax rate from continuing operations differs from the Federal income tax statutory rate due to the following:

                                       Year Ended December 31,        1996              1995               1994
          ------------------------------------------------------------------------------------------------------------------------
           Statutory rate.....................................        35.0%            35.0%              35.0%
           State taxes, net of Federal tax benefit............         2.3              2.5                1.8
           Other, net.........................................         1.7              3.0                1.2
                                                                      ----             ----               ----

                                                                      39.0%            40.5%              38.0%

          ------------------------------------------------------------------------------------------------------------------------

          Deferred income taxes for 1996, 1995, and 1994 reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items comprising the deferred income tax provision from continuing operations are as follows:

                                      Year Ended December 31,           1996                   1995                   1994
          ------------------------------------------------------------------------------------------------------------------------
           Difference in financial reporting and income
                tax depreciation methods....................         $  598,000              $(555,000)            $  (652,000)
           Reserves not currently deductible................            (28,000)               213,000                (300,000)
           Capitalized software currently deductible for
                tax purposes, net of amortization and
                write-offs..................................          3,461,000                512,000                (974,000)
           State deferred income taxes......................            558,000                  6,000                (433,000)
           Revenue and expense recognized in
                different periods for financial reporting
                and income tax purposes.....................           (724,000)              (657,000)               (354,000)
           Other, net.......................................            (44,000)              (191,000)                (86,000)
                                                                     ----------                -------             -----------

                                                                     $3,821,000              $(672,000)            $(2,799,000)

          ------------------------------------------------------------------------------------------------------------------------

          The net deferred income tax (liability) asset is comprised of the following:

                                      Year Ended December 31,              1996                 1995
          ---------------------------------------------------------------------------------------------------
           Current deferred income taxes:
                Gross assets.................................           $4,689,000           $3,331,000
                Gross liabilities............................             (162,000)            (747,000)
                                                                        ----------           ----------
                                                                         4,527,000            2,584,000
                                                                         ---------            ---------
           Long-term deferred income taxes:
                Gross assets.................................            1,108,000            1,741,000
                Gross liabilities............................           (6,084,000)          (2,200,000)
                                                                         ---------            ---------
                                                                        (4,976,000)            (459,000)
                                                                         ---------           ----------

           Net deferred income tax (liability) asset.........           $ (449,000)          $2,125,000

          -------------------------------------------------------------------------------------------------

          The Company did not record any valuation allowance against deferred tax assets at December 31, 1996 and 1995.

          The tax effect of significant temporary differences representing deferred tax (liabilities) assets is as follows:

                                      Year Ended December 31,           1996                    1995
          -------------------------------------------------------------------------------------------------
           Difference in financial reporting and income
                tax depreciation methods....................         $  846,000              $1,161,000
           Reserves not currently deductible................            945,000               1,396,000
           Capitalized software currently deductible for
                tax purposes, net of amortization and
                write-offs..................................         (6,082,000)             (1,855,000)
           State deferred income taxes......................            223,000                (158,000)
           Revenue and expense recognized in
                different periods for financial reporting
                and income tax purposes.....................          3,277,000               1,935,000
           Unrealized holding gain on investments...........            303,000                (342,000)
           Other, net.......................................             39,000                 (12,000)
                                                                     ----------              ----------

                                                                     $ (449,000)             $2,125,000

          -------------------------------------------------------------------------------------------------

Note 12 - Segment Information:

          The Company defines its business segments to reflect the Company's focus around two core product lines: Investment Technology and Services and Asset Management. The Investment Technology and Services segment consists of the Company's trust technology, proprietary mutual fund business, and back-office trust processing. The Asset Management segment consists of the Company's liquidity management, asset management, mutual fund, and brokerage and consulting businesses.

          The following tables highlight certain financial information from continuing operations about each of the Company's segments for the years ended December 31, 1996, 1995, and 1994. Prior-year business segment information has been restated to conform with current-year presentation.

                                                           Investment
                                                           Technology         Asset           General and
            1996                                          and Services      Management       Administrative     Consolidated
          ---------------------------------------------------------------------------------------------------------------------
            Revenues..................................     $171,034,000     $76,783,000                         $247,817,000
                                                            -----------      ----------                          -----------

            Operating profit..........................     $ 46,211,000     $ 3,111,000                         $ 49,322,000
                                                            -----------      ----------

            General and administrative expenses.......                                         $13,235,000      $ 13,235,000
                                                                                                ----------

            Gain on sale of investments available
               for sale...............................                                                          $ (1,097,000)
            Interest income, net......................                                                          $   (760,000)
                                                                                                                -------------

            Income from continuing operations
               before income taxes....................                                                          $ 37,944,000
                                                                                                                 -----------

            Depreciation and amortization.............     $  7,509,000     $ 2,328,000        $   202,000      $ 10,039,000
                                                            -----------      ----------         ----------       -----------

            Capital expenditures......................     $ 23,061,000     $ 5,979,000        $ 4,020,000      $ 33,060,000
                                                            -----------      ----------         ----------       -----------

            Total identifiable assets at
               December 31, 1996......................     $ 66,595,000     $62,135,000        $12,311,000      $141,041,000
                                                            -----------      ----------         ----------       -----------

          ---------------------------------------------------------------------------------------------------------------------


                                                           Investment
                                                           Technology         Asset           General and
            1995                                          and Services     Management       Administrative        Consolidated
           ---------------------------------------------------------------------------------------------------------------------

            Revenues..................................    $157,960,000     $68,004,000                            $225,964,000
                                                           -----------      ----------                             -----------

            Operating profit..........................    $ 45,176,000     $ 6,530,000                            $ 51,706,000
                                                           -----------      ----------

            General and administrative expenses.......                                       $ 16,963,000         $ 16,963,000
                                                                                               ----------

            Interest income, net......................                                                            $   (764,000)
                                                                                                                   -----------

            Income from continuing operations
               before income taxes....................                                                            $ 35,507,000
                                                                                                                   -----------

            Depreciation and amortization.............    $  8,997,000     $ 2,253,000       $    324,000         $ 11,574,000
                                                           -----------      ----------         ----------          -----------

            Capital expenditures......................    $  3,931,000     $ 1,114,000       $  3,566,000         $  8,611,000
                                                           -----------      ----------         ----------          -----------

            Total identifiable assets at
               December 31, 1995......................    $ 44,847,000     $43,170,000       $  7,284,000         $ 95,301,000
                                                           -----------      ----------         ----------          -----------

           ---------------------------------------------------------------------------------------------------------------------

                                                           Investment
                                                           Technology         Asset           General and
            1994                                          and Services     Management       Administrative        Consolidated
           ---------------------------------------------------------------------------------------------------------------------

            Revenues..................................    $136,498,000     $68,553,000                            $205,051,000
                                                           -----------      ----------                             -----------

            Operating profit..........................    $ 36,525,000     $ 9,461,000                            $ 45,986,000
                                                           -----------      ----------

            General and administrative expenses.......                                        $16,919,000         $ 16,919,000
                                                                                               ----------

            Interest income, net......................                                                            $   (374,000)
                                                                                                                   -----------

            Income from continuing operations
               before income taxes....................                                                            $ 29,441,000
                                                                                                                   -----------

            Depreciation and amortization.............    $  9,458,000     $ 2,304,000        $   364,000         $ 12,126,000
                                                           -----------      ----------         ----------          -----------

            Capital expenditures......................    $  6,889,000     $ 1,110,000        $ 5,733,000         $ 13,732,000
                                                           -----------      ----------         ----------          -----------

            Total identifiable assets at
               December 31, 1994......................    $ 37,130,000     $25,922,000        $18,995,000         $ 82,047,000
                                                           -----------      ----------         ----------          -----------

           ---------------------------------------------------------------------------------------------------------------------

Note 13 - Related Party Transactions:

          SFM, either by itself or through two of its wholly owned subsidiaries, is a party to Investment Advisory and Administration Agreements with several regulated investment companies ("RICs"), which are administered by the Company. Shares of the RICs are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, SFM receives a fee for providing investment advisory, administrative, and accounting services to the RICs. The investment advisory and administration fee is a fixed percentage of the average daily net asset value of each RIC, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $92,143,000, $73,807,000, and $59,249,000 in 1996,
          1995, and 1994, respectively. SFS is a party to Distribution Agreements with several RICs, which are advised and/or administered by SFM. SFS receives a fee from the RICs for providing distribution services pursuant to the provisions of various Rule 12b-1 Plans adopted by the RICs. These distribution fees totaled $4,026,000, $5,897,000, and $7,014,000 in 1996, 1995, and 1994, respectively.


Note 14 - Quarterly Financial Data (Unaudited):

                                                                                For the Three Months Ended
                                                         -------------------------------------------------------------------------
           1996                                             March 31          June 30           Sept. 30          Dec. 31
          ------------------------------------------------------------------------------------------------------------------------
           Revenues...................................    $63,239,000       $61,541,000       $60,165,000       $62,872,000
           Income from continuing operations
              before income taxes.....................    $ 9,818,000       $ 7,992,000       $ 9,390,000       $10,744,000
           Income from continuing operations..........    $ 5,793,000       $ 4,893,000       $ 5,906,000       $ 6,554,000
           Net income (loss)..........................    $ 5,793,000       $ 4,893,000       $ 5,906,000       $(9,781,000) (A)
           Primary and fully diluted earnings per
              share from continuing operations........           $.30              $.25              $.31             $ .34
           Primary and fully diluted earnings
              (loss) per share........................           $.30              $.25              $.31             $(.51) (A)

          ------------------------------------------------------------------------------------------------------------------------

          (A) Includes the loss from the disposal of discontinued operations of $16,335,000 or $.85 per share (See Note 2).

                                                                                For the Three Months Ended
                                                         -------------------------------------------------------------------------
           1995                                             March 31          June 30           Sept. 30          Dec. 31
          ------------------------------------------------------------------------------------------------------------------------
           Revenues...................................    $53,499,000       $55,737,000       $56,478,000       $60,250,000
           Income from continuing operations
              before income taxes.....................    $ 9,868,000       $ 7,540,000       $ 8,674,000       $ 9,425,000
           Income from continuing operations..........    $ 5,921,000       $ 4,524,000       $ 4,943,000       $ 5,738,000
           Net income.................................    $ 4,883,000       $ 3,620,000       $ 4,943,000       $ 5,738,000
           Primary and fully diluted earnings per
              share from continuing operations........           $.30              $.23              $.26              $.30
           Primary and fully diluted earnings per
              share...................................           $.25              $.18              $.26              $.30

          ------------------------------------------------------------------------------------------------------------------------

                   SEI INVESTMENTS COMPANY AND SUBSIDIARIES
                   ----------------------------------------
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
       -----------------------------------------------------------------

                                                                          Additions
                                                                ------------------------------
                                                  Balance at      Charged to       Charged                          Balance
                                                   Beginning       Costs and      to Other                           at End
                  Description                       of Year         Expenses      Accounts       (Deductions)       of Year
-------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 1994:

    Allowance for doubtful accounts                $ 971,000       $235,000       $     --        $       --       $1,206,000
                                                    =========       =======        =======         =========        =========

For the Year Ended December 31, 1995:

    Allowance for doubtful accounts                $1,206,000      $     --       $     --        $       --       $1,206,000
                                                    =========      ========        =======         =========        =========

For the Year Ended December 31, 1996:

    Allowance for doubtful accounts                $1,206,000      $144,000       $     --        $       --       $1,350,000
                                                    =========       =======        =======         =========        =========

Item 9. Changes in and disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure.
        ---------------------

None.

                                   PART III
                                   --------


Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

Certain information called for in this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "1997 Proxy Statement").

The executive officers of the Company are as follows:

ALFRED P. WEST, JR., 54, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.

HENRY H. GREER, 59, has been Chief Financial Officer since September 1996.
Mr. Greer has been President and Chief Operating Officer since August 1990, and was an Executive Vice President from July 1990 to August 1990. Mr. Greer has been a Director since November 1979.

CARMEN V. ROMEO, 53, has been an Executive Vice President since December 1985. Mr. Romeo has been a Director since June 1979. Mr. Romeo was Treasurer and Chief Financial Officer from June 1979 to September 1996.

RICHARD B. LIEB, 49, has been an Executive Vice President since October 1990, and a Director since May 1995.

CARL A. GUARINO, 39, has been a Senior Vice President since April 1988, and was General Counsel from April 1988 to January 1994.

EDWARD D. LOUGHLIN, 46, has been an Executive Vice President since January 1994 and a Senior Vice President since January 1988.

DENNIS J. MCGONIGLE, 36, has been an Executive Vice President since July 1996. Mr. McGonigle has been a Senior Vice President since January 1994 and a Vice President since January 1991.

KEVIN P. ROBINS, 35, has been a Senior Vice President and General Counsel since January 1994 and a Vice President since January 1992.

Item 11.  Executive Compensation.
          ----------------------

The information called for in this item is hereby incorporated by reference from the 1997 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

The information called for in this item is hereby incorporated by reference from the 1997 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

The information called for in this item is hereby incorporated by reference from the 1997 Proxy Statement.

                                    PART IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

Financial Statements.  The following is a list of the Consolidated Financial
--------------------
Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

         Report of Independent Public Accountants
         Consolidated Balance Sheets -- December 31, 1996 and 1995
         Consolidated Statements of Operations -- For the years ended
           December 31, 1996, 1995, and 1994
         Consolidated Statements of Shareholders' Equity -- For the years ended
           December 31, 1996, 1995, and 1994
         Consolidated Statements of Cash Flows -- For the years ended December
           31, 1996, 1995, and 1994
         Notes to Consolidated Financial Statements
         Schedule II -- Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Reports on Form 8-K. The Company filed a form 8-K on December 30, 1996, amending
--------------------
its Articles of Incorporation for a name change and a change in address of its principal executive offices.


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

        3.1       Articles of Incorporation of the Registrant as amended on
                  January 21, 1983.  (1) (Exhibit 3.1)
        3.1.1     Designation of Series A Junior Participating Preferred Shares,
                  dated December 19, 1988.  (7) (Exhibit 3.1.1)
        3.1.2     Amendment to Articles of Incorporation of the Registrant,
                  dated May 21, 1992.  (12) (Exhibit 3.1.2)
        3.1.3     Amendment to Articles of Incorporation of the Registrant,
                  dated May 26, 1994.  (14) (Exhibit 3.1.3)
        3.1.4     Amendment to Articles of Incorporation of the Registrant,
                  dated November 21, 1996.  (Exhibit 3.1.4)
        3.2       By-Laws.  (2) (Exhibit 3.2)
        3.2.1     Amendment to By-Laws, dated December 19, 1988.
                  (7) (Exhibit 3.2.1)
        3.2.2     Amendment to By-Laws, dated July 12, 1990.
                  (9) (Exhibit 3.2.2)
        4.1       Form of Certificate for Shares of Common Stock.
                  (7) (Exhibit 4.1)
        4.1.1     Form of Rights Certificate.  (5) (Exhibit B to Exhibit 1)
        4.2       See Exhibits 3.1 and 3.2 hereto.
      *10.1       1981 Stock Option Plan, Amended, Restated and Renewed as of
                  May 8, 1991.  (6) (Exhibit 4)
      *10.2       Employee Stock Ownership Plan.  (4) (Exhibit 10.3 (b))
      *10.3       Employee Stock Purchase Plan, Amended and Restated as of
                  May 8, 1991.  (11) (Exhibit 10.3)
      *10.4       SEI Capital Accumulation Plan.  (8) (Exhibit 10.5)
      *10.5       Stock Option Plan for Non-Employee Directors.
                  (7) (Exhibit 10.12)
      *10.6       Employment Agreement, dated May 25, 1979, between Alfred P.
                  West, Jr. and the Registrant.  (10) (Exhibit 10.7)
      *10.7       Employment Agreement, dated January 21, 1987, between
                  Gilbert L. Beebower and the Registrant.  (10) (Exhibit 10.8)
      *10.8.1     Employment Agreement, dated July 1, 1987, between Richard B.
                  Lieb and the Registrant.  (10) (Exhibit 10.9)
      *10.8.2     Stock Option Agreement, dated February 23, 1989, between
                  Richard B. Lieb and a subsidiary of the Registrant, as amended
                  (12) (Exhibit 10.8.2)
      *10.9       Summary of Company Bonus Plan for Senior Management.
                  (13) (Exhibit 10.9)

      *10.10      Employment Agreement, dated February 28, 1992, between
                  Charles A. Marsh and the Registrant.  (13) (Exhibit 10.10)
       10.11      Directors and Officers Liability Insurance Policy.
                  (3) (Exhibit 10.9)
       10.12 Lease Agreement, dated as of January 1, 1990, between The Canada Life Assurance Company and the Registrant.
                  (10) (Exhibit 10.11)
       10.13 Lease Agreement, dated as of May 1, 1991, between Two North Riverside Plaza Joint Venture and the Registrant.
                  (11) (Exhibit 10.11)
       10.14 Credit Agreement, dated May 31, 1992, between Provident National Bank and the Registrant, as amended.
                  (12) (Exhibit 10.12)
       10.14.1 Second Modification Agreement to the Credit Agreement, dated April 19, 1993, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (13) (Exhibit 10.14.1)
       10.14.2 Third Modification Agreement to the Credit Agreement, dated May 31, 1993, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (13) (Exhibit 10.14.2)
       10.14.3 Fourth Modification Agreement to the Credit Agreement, dated March 14, 1994, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (14) (Exhibit 10.14.3)
       10.14.4 Fifth Modification Agreement to the Credit Agreement, dated May 31, 1994, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (14) (Exhibit 10.14.4)
       10.14.5 Sixth Modification Agreement to the Credit Agreement, dated May 5, 1995, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant.
                  (15) (Exhibit 10.14.5)
       10.14.6 Seventh Modification Agreement to the Credit Agreement, dated June 15, 1995, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (15) (Exhibit 10.14.6)
       10.14.7 Eighth Modification Agreement to the Credit Agreement, dated October 19, 1995, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (15) (Exhibit 10.14.7)
       10.14.8 Ninth Modification Agreement to the Credit Agreement, dated March 31, 1996, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Exhibit 10.14.8)
       10.14.9 Tenth Modification Agreement to the Credit Agreement, dated May 31, 1996, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Exhibit 10.14.9)
       10.14.10 Eleventh Modification Agreement to the Credit Agreement, dated October 1, 1996, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Exhibit 10.14.10)
       10.14.11 Release and Modification Agreement to the Credit Agreement, dated February 20, 1997, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Exhibit 10.14.11)
       10.15 Pledge Agreement, dated May 31, 1992, between Provident National Bank and the Registrant. (12) (Exhibit 10.13)
       10.16 Master Lease Agreement, dated December 29, 1989, between Varilease Corporation and the Registrant, as amended.
                  (12) (Exhibit 10.14)
       10.17 Note Purchase Agreement, dated as of February 24, 1997, with respect to the issuance by the Registrant of $20,000,000 7.20% Senior Notes, Series A, due February 24, 2007, and $15,000,000 7.27% Senior Notes, Series B, due February 24, 2012.
                  (Exhibit 10.17)
       11.        Earnings per share calculations.  (Exhibit 11)
       21.        Subsidiaries of the Registrant.  (Exhibit 21)
       23.        Consent of Independent Public Accountants.  (Exhibit 23)
       27.        Financial Data Schedule.  (Exhibit 27)
       99.        Miscellaneous exhibits.  (Exhibit 99)

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

(15) Filed March 29, 1996, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SEI INVESTMENTS COMPANY

Date    March 28, 1997               By /s/ Henry H. Greer
    ----------------------              ------------------------------------
                                        Henry H. Greer
                                        President, Chief Operating
                                        Officer, Chief Financial Officer and
                                        Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.


Date    March 28, 1997               By /s/ Alfred P. West, Jr.
    ----------------------              ------------------------------------
                                        Alfred P. West, Jr.
                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        and Director


Date    March 28, 1997               By
    ----------------------              ------------------------------------
                                        Carmen V. Romeo
                                        Executive Vice President and Director


Date    March 28, 1997               By /s/ Richard B. Lieb
    ----------------------              ------------------------------------
                                        Richard B. Lieb
                                        Executive Vice President and Director


Date    March 28, 1997               By  /s/ Donald C. Carroll
    ----------------------              ------------------------------------
                                        Donald C. Carroll
                                        Director


Date    March 28, 1997               By /s/ William M. Doran
    ----------------------              ------------------------------------
                                        William M. Doran
                                        Director


Date    March 28, 1997               By /s/ Henry H. Porter, Jr.
    ----------------------              ------------------------------------
                                        Henry H. Porter, Jr.
                                        Director

                                 EXHIBIT INDEX


       3.1      Articles of Incorporation of the Registrant as amended on
                January 21, 1983.  (1) (Exhibit 3.1)
       3.1.1    Designation of Series A Junior Participating Preferred Shares,
                dated December 19, 1988.  (7) (Exhibit 3.1.1)
       3.1.2    Amendment to Articles of Incorporation of the Registrant, dated
                May 21, 1992.  (12) (Exhibit 3.1.2)
       3.1.3    Amendment to Articles of Incorporation of the Registrant, dated
                May 26, 1994.  (14) (Exhibit 3.1.3)
       3.1.4    Amendment to Articles of Incorporation of the Registrant, dated
                November 21, 1996.  (Exhibit 3.1.4) (Page 54)
       3.2      By-Laws.  (2) (Exhibit 3.2)
       3.2.1    Amendment to By-Laws, dated December 19, 1988.
                (7) (Exhibit 3.2.1)
       3.2.2    Amendment to By-Laws, dated July 12, 1990.  (9) (Exhibit 3.2.2)
       4.1      Form of Certificate for Shares of Common Stock.
                (7) (Exhibit 4.1)
       4.1.1    Form of Rights Certificate.  (5) (Exhibit B to Exhibit 1)
       4.2      See Exhibits 3.1 and 3.2 hereto.
     *10.1      1981 Stock Option Plan, Amended, Restated and Renewed as of
                May 8, 1991.  (6) (Exhibit 4)
     *10.2      Employee Stock Ownership Plan.  (4) (Exhibit 10.3 (b))
     *10.3      Employee Stock Purchase Plan, Amended and Restated as of May 8,
                1991.  (11) (Exhibit 10.3)
     *10.4      SEI Capital Accumulation Plan.  (8) (Exhibit 10.5)
     *10.5      Stock Option Plan for Non-Employee Directors.
                (7) (Exhibit 10.12)
     *10.6      Employment Agreement, dated May 25, 1979, between Alfred P.
                West, Jr. and the Registrant.  (10) (Exhibit 10.7)
     *10.7      Employment Agreement, dated January 21, 1987, between
                Gilbert L. Beebower and the Registrant.  (10) (Exhibit 10.8)
     *10.8.1    Employment Agreement, dated July 1, 1987, between Richard B.
                Lieb and the Registrant.  (10) (Exhibit 10.9)
     *10.8.2    Stock Option Agreement, dated February 23, 1989, between Richard
                B. Lieb and a subsidiary of the Registrant, as amended.
                (12) (Exhibit 10.8.2)
     *10.9      Summary of Company Bonus Plan for Senior Management.
                (13) (Exhibit 10.9)
     *10.10     Employment Agreement, dated February 28, 1992, between
                Charles A. Marsh and the Registrant. (13) (Exhibit 10.10)
      10.11     Directors and Officers Liability Insurance Policy.
                (3) (Exhibit 10.9)
      10.12     Lease Agreement, dated as of January 1, 1990, between The Canada
                Life Assurance Company and the Registrant.  (10) (Exhibit 10.11)
      10.13     Lease Agreement, dated as of May 1, 1991, between Two North
                Riverside Plaza Joint Venture and the Registrant.
                (11) (Exhibit 10.11)
      10.14     Credit Agreement, dated May 31, 1992, between Provident National
                Bank and the Registrant, as amended.  (12) (Exhibit 10.12)
      10.14.1   Second Modification Agreement to the Credit Agreement, dated
                April 19, 1993, between PNC Bank, National Association,
                successor by merger to Provident National Bank, and the
                Registrant.  (13) (Exhibit 10.14.1)
      10.14.2   Third Modification Agreement to the Credit Agreement, dated
                May 31, 1993, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant.
                (13) (Exhibit 10.14.2
      10.14.3   Fourth Modification Agreement to the Credit Agreement, dated
                March 14, 1994, between PNC Bank, National Association,
                successor by merger to Provident National Bank, and the
                Registrant.  (14) (Exhibit 10.14.3)
      10.14.4   Fifth Modification Agreement to the Credit Agreement, dated
                May 31, 1994, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant.
                (14) (Exhibit 10.14.4)
      10.14.5   Sixth Modification Agreement to the Credit Agreement, dated
                May 5, 1995, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant.
                (15)

                (Exhibit 10.14.5)
      10.14.6 Seventh Modification Agreement to the Credit Agreement, dated June 15, 1995, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (15) (Exhibit 10.14.6)
      10.14.7 Eighth Modification Agreement to the Credit Agreement, dated October 19, 1995, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (15) (Exhibit 10.14.7)
      10.14.8 Ninth Modification Agreement to the Credit Agreement, dated March 31, 1996, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Exhibit 10.14.8) (Page 59)
      10.14.9 Tenth Modification Agreement to the Credit Agreement, dated May 31, 1996, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant.
                (Exhibit 10.14.9) (Page 61)
      10.14.10 Eleventh Modification Agreement to the Credit Agreement, dated October 1, 1996, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Exhibit 10.14.10) (Page 65)
      10.14.11 Release and Modification Agreement to the Credit Agreement, dated February 20, 1997, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Exhibit 10.14.11) (Page 68)
      10.15 Pledge Agreement, dated May 31, 1992, between Provident National Bank and the Registrant. (12) (Exhibit 10.13)
      10.16 Master Lease Agreement, dated December 29, 1989, between Varilease Corporation and the Registrant, as amended. (12) (Exhibit 10.14)
      10.17 Note Purchase Agreement, dated as of February 24, 1997, with respect to the issuance by the Registrant of $20,000,000 7.20% Senior Notes, Series A, due February 24, 2007, and $15,000,000 7.27% Senior Notes, Series B, due February 24, 2012
                (Exhibit 10.17) (Page 71)
      11.       Earnings per share calculations.  (Exhibit 11) (Page 102)
      21.       Subsidiaries of the Registrant.  (Exhibit 21) (Page 104)
      23.       Consent of Independent Public Accountants.  (Exhibit 23)
                (Page 105)
      27.       Financial Data Schedule.  (Exhibit 27) (Page 106)
      99.       Miscellaneous exhibits.  (Exhibit 99) (Page 107)

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

(15) Filed March 29, 1996, as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference.