Form 10-Q
period 1997-03-31
SEI CORP
filed 1997-05-15
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
    X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----
Exchange Act of 1934 for the quarterly period ended March 31, 1997 or
                                                    --------------
        Transition report pursuant to Section 13 or 15(d) of the Securities
  -----
Exchange Act of 1934 for the transition period from _________ to _________

                                    0-10200
--------------------------------------------------------------------------------
                            (Commission File Number)

                            SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Pennsylvania                                 23-1707341
-------------------------------------    ---------------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                  Identification Number)

            1 Freedom Valley Drive, Oaks, Pennsylvania  19456-1100
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (610) 676-1000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

*APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes    No
                          ---   ---

*APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997: 18,529,659 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements
-------  --------------------


                          Consolidated Balance Sheets
                          ---------------------------
                                 (In thousands)


                                              March 31, 1997   December 31, 1996
                                              ---------------  -----------------
                                                (unaudited)
Assets
------

Current assets:

Cash and cash equivalents                           $ 15,983            $ 13,167
Receivables from regulated investment companies       11,081              10,836
Receivables, net of allowance for doubtful
    accounts of $1,539 and $1,350                     24,858              19,558
Loans receivable available for sale                   12,780              13,043
Deferred income taxes                                  5,559               4,527
Prepaid expenses                                       4,167               3,825
                                                    --------            --------

          Total current assets                        74,428              64,956
                                                    --------            --------

Investments available for sale                         1,344               1,000
                                                    --------            --------

Property and equipment, net of accumulated
    depreciation and amortization of $48,723
    and $48,128                                       49,942              48,620
                                                    --------            --------

Capitalized software, net of accumulated
    amortization of $5,872 and $5,193                 15,560              13,577
                                                    --------            --------

Customer lists, net of accumulated
    amortization of $66 and $0                         2,434               2,000
                                                    --------            --------

Other assets, net                                     11,511              10,888
                                                    --------            --------

          Total Assets                              $155,219            $141,041
                                                    ========            ========

       The accompanying notes are an integral part of these statements.

                          Consolidated Balance Sheets
                          ---------------------------
                        (In thousands, except par value)



                                                        March 31, 1997     December 31, 1996
                                                       ---------------     -----------------
                                                         (unaudited)

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:

Accounts payable                                            $ 4,696            $  5,863
Accrued compensation                                          4,573              14,503
Accrued discontinued operations disposal costs                6,721               7,417
Accrued proprietary fund services                             7,673               6,748
Other accrued liabilities                                    22,373              20,303
Line of credit                                                   --              20,000
Current portion of long-term debt                             2,000                  --
Deferred revenue                                              6,647               5,123
                                                            -------            --------

     Total current liabilities                               54,683              79,957
                                                            -------            --------

Long-term debt                                               33,000                  --
                                                            -------            --------

Deferred income taxes                                         6,264               4,976
                                                            -------            --------

Shareholders' equity:

Common stock, $.01 par value, 100,000 shares
   authorized; 18,530 and 18,498 shares issued
   and outstanding                                              185                 185
Capital in excess of par value                               56,190              54,959
Retained earnings                                             4,998               1,141
Cumulative translation adjustments                             (308)               (177)
Unrealized holding gain on investments                          207                  --
                                                            -------            --------

          Total shareholders' equity                         61,272              56,108
                                                            -------            --------

          Total Liabilities and Shareholders' Equity        $155,219           $141,041
                                                            ========           ========

        The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)


                                                      Three Months
                                                   -------------------
                                                     Ended March 31,
                                                   -------------------
                                                     1997        1996
                                                     ----        ----
Revenues                                           $63,504     $63,239

Expenses:
 Operating and development                          32,262      33,815
 Sales and marketing                                19,568      16,546
 General and administrative                          3,394       3,157
                                                   -------     -------

Income before interest and income taxes              8,280       9,721
Interest income (expense), net                        (279)         97
                                                   -------     -------

Income before income taxes                           8,001       9,818
Income taxes                                         3,200       4,025
                                                   -------     -------

Net income                                         $ 4,801     $ 5,793
                                                   =======     =======

Earnings per common and common equivalent share
 (primary and fully diluted)                          $.25        $.30
                                                   =======     =======

        The accompanying notes are an integral part of these statements.

                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (unaudited)
                                (In thousands)


                                                                Three Months
                                                            -------------------
                                                               Ended March 31,
                                                            -------------------
                                                              1997        1996
                                                              ----        ----
Cash flows from operating activities:
Net income                                                  $  4,801    $ 5,793
Adjustments to reconcile net income
     to net cash used in operating activities:
        Depreciation and amortization                          3,364      2,562
        Provision for losses on receivables                      189         --
        Discontinued operations                                   --     (2,314)
        Tax benefit on stock options exercised                   218        433
        Other                                                 (1,239)     1,241
        Change in current assets and liabilities:
          Decrease (increase) in
             Receivables from regulated investment
              companies                                         (245)      (468)
             Receivables                                      (5,489)       657
             Loans receivable available for sale                 263     (7,703)
             Prepaid expenses                                   (342)       293
          Increase (decrease) in
             Accounts payable                                 (1,167)      (284)
             Accrued compensation                             (9,930)    (9,792)
             Accrued discontinued operations disposal
              costs                                             (696)        --
             Accrued proprietary fund services                   925      2,447
             Other accrued liabilities                         4,290      5,393
             Deferred revenue                                  1,524     (2,024)
                                                            --------    -------
          Net cash used in operating activities               (3,534)    (3,766)
                                                            --------    -------

Cash flows from investing activities:
        Additions to property and equipment                   (3,649)    (3,815)
        Additions to capitalized software                     (2,660)    (1,461)
        Other                                                   (190)       (31)
                                                            --------    -------
          Net cash used in investing activities               (6,499)    (5,307)
                                                            --------    -------

Cash flows from financing activities:
        Proceeds from issuance of long-term debt              35,000         --
        Proceeds from (payment of) line of credit            (20,000)    10,000
        Purchase and retirement of common stock               (1,075)        --
        Proceeds from issuance of common stock                 1,144      1,514
        Payment of dividend                                   (2,220)    (1,842)
                                                            --------    -------
          Net cash provided by financing activities           12,849      9,672
                                                            --------    -------

Net increase in cash and cash equivalents                      2,816        599

Cash and cash equivalents, beginning of period                13,167     10,256
                                                            --------    -------

Cash and cash equivalents, end of period                    $ 15,983    $10,855
                                                            ========    =======

        The accompanying notes are an integral part of these statements.

                  Notes to Consolidated Financial Statements
                  ------------------------------------------



Note 1.  Summary of Significant Accounting Policies
         ------------------------------------------

         Nature of Operations
         --------------------
         SEI Investments Company (the "Company") is organized around its two core product lines: Investment Technology and Services and Asset Management. The Investment Technology and Services segment provides trust accounting and management information services through the Company's 3000 product line, administration and distribution services to proprietary mutual funds, and back-office trust processing. The principal market for these products and services are trust departments of banks located in the United States. The Asset Management segment provides investment solutions through various investment products and services including the Company's Family of Funds, liquidity funds and services, and other investment products and services distributed directly or through professional investment advisors. Principal markets for these products and services include trust departments of banks, investment advisors, corporations, high-net-worth individuals, and money managers located in the United States and Canada.

         Summary Financial Information and Results of Operations
         -------------------------------------------------------
         In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

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

         Property and Equipment
         ----------------------
         Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                    Estimated
                                                                  Useful Lives
                             March 31, 1997   December 31, 1996    (In Years)
                             ---------------  ------------------  -------------

Equipment                      $ 40,706,000        $ 40,390,000              3
Buildings                        27,080,000          25,907,000       25 to 39
Land                              6,903,000           6,730,000            N/A
Purchased software                9,344,000           9,397,000              3
Furniture and fixtures            9,401,000           9,030,000         3 to 5
Leasehold improvements            5,231,000           5,294,000     Lease Term
                               ------------        ------------

                                 98,665,000          96,748,000
Less: Accumulated depreciation
    and amortization            (48,723,000)        (48,128,000)
                               ------------        ------------
Property and Equipment, net    $ 49,942,000        $ 48,620,000
                               ============        ============

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

         Customer Lists
         --------------
         Customer Lists represent the value assigned to customer relationships obtained in various acquisitions. Customer Lists are amortized on a straight-line basis over 10 years. The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted cash flow is less than the net book value of the asset, the asset is written down to its net realizable value. As of March 31, 1997, no such write-down was required.

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

         Earnings per Share
         ------------------
         The Company computes earnings per share in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15"). In accordance with APB 15, the Company utilizes the modified treasury stock method to compute earnings per share since common share equivalents at the end of the period exceeded 20 percent of the number of common shares outstanding. Earnings per common and common equivalent share (primary earnings per share) is computed using the weighted average number of common shares and common share equivalents (stock options) outstanding. Earnings per share, assuming full dilution (fully diluted earnings per share), is based upon an increased number of shares that would be outstanding assuming exercise of stock options when the Company's stock price at the end of the period is higher than the average price within the respective period. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the earnings per share calculation. For the three months ended March 31, 1997 and 1996, the weighted average shares outstanding for primary earnings per share were 19,262,000 and 19,482,000, respectively. Shares used to calculate fully diluted earnings per share were not materially different from those used to calculate primary earnings per share.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which supersedes APB 15. SFAS 128 requires dual presentation of basic and diluted earnings per share for complex capital structures on the face of the statements of income. According to SFAS 128, basic earnings per share, which replaces primary earnings per share, is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share, which replaces fully diluted earnings per share, reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for the Company's 1997 year-end financial statements, earlier application is not permitted.

         Under SFAS 128, basic earnings per share for the periods ended March 31, 1997 and 1996 would have been $.26 and $.31, respectively. Diluted earnings per share for the periods ended March 31, 1997 and 1996 would have been $.25 and $.30, respectively.

         Statements of Cash Flows
         ------------------------
         For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

         Supplemental disclosures of cash paid/received during the three months ended March 31:


                                     1997      1996
                                   --------  --------

Interest paid                      $231,000  $109,000
Interest and dividends received    $210,000  $235,000
Income taxes paid                  $ 85,000  $761,000

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

         Reclassifications
         -----------------
         The financial statements for prior periods have been reclassified to conform with the current period's presentation.

Note 2.  Receivables - Receivables on the accompanying Consolidated Balance
         -----------
        Sheets consist of the following:


                                         March 31, 1997     December 31, 1996
                                         --------------     -----------------
Trade receivables                         $16,204,000         $10,124,000
Fees earned, not received                   3,119,000           3,511,000
Fees earned, not billed                     7,074,000           7,273,000
                                          -----------         -----------

                                           26,397,000          20,908,000
Less:  Allowance for doubtful accounts     (1,539,000)         (1,350,000)
                                          -----------         -----------

                                          $24,858,000         $19,558,000
                                          ===========         ===========

         Fees earned, not received represent brokerage commissions earned but not yet collected. Fees earned, not billed represent cash receivables earned but unbilled and result from timing differences between services provided and contractual billing schedules.

         Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets represent fees collected from the Company's wholly owned subsidiaries, SEI Investments Distribution Company and SEI Financial Management Corporation, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies.

Note 3.  Loans Receivable Available for Sale - Loans receivable available for
         -----------------------------------
         sale represent loans which were purchased through SEI Capital AG, which is based in Zurich. These receivables are reported at the lower of cost or market, and any difference between the purchase price and the related loan principal amount is recognized as an adjustment of the yield over the life of the loan using the effective interest method. Each loan receivable involves various risks, including, but not limited to, country, interest rate, credit, and liquidity risk. Management evaluates and monitors these risks on a continuing basis to ensure that these loan receivables are recorded at their realizable value. This evaluation is based upon management's best estimates and the amounts the Company will ultimately realize could differ from these estimates.

Note 4.  Investments Available for Sale - Investments available for sale
         ------------------------------
         represent investments by the Company in mutual funds which are primarily invested in equity securities. The Company accounts for investments pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses on these investments are reported as a separate component of Shareholders' equity. Realized gains and losses are determined by the specific identification method and are reported separately on the accompanying Consolidated Statements of Income.

         At March 31, 1997, Investments available for sale had an aggregate cost of $1,000,000 and an aggregate market value of $1,344,000 with gross unrealized gains of $344,000. At that date, the unrealized holding gains of $207,000 (net of income taxes of $137,000) were reported as a separate component of Shareholders' equity on the accompanying Consolidated Balance Sheets. There were no unrealized losses as of March 31, 1997.

         At December 31, 1996, Investments available for sale had an aggregate cost of $1,000,000. At that date, the fair value of these investments approximated their original cost. There were no unrealized gains or losses as of December 31, 1996.

Note 5.  Line of Credit - The Company has a line of credit agreement (the
         --------------
         "Agreement") with its principal lending institution which provides for borrowings of up to $50,000,000. The Agreement ends on May 31, 1997, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. Management believes the Agreement will be extended. The line of credit, when utilized, accrues interest at the Prime rate or three-tenths percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-tenth percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. The Company had no outstanding borrowings on its line of credit at March 31, 1997.

Note 6.  Long-term Debt - On February 24, 1997, the Company signed a Note
         --------------
         Purchase Agreement authorizing the issuance and sale of $20,000,000 of 7.20% Senior Notes and $15,000,000 of 7.27% Senior Notes (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years with an average life of 7 to 10 years. The proceeds from the Notes were used to repay the outstanding balance on the Company's line of credit. The Note Purchase Agreement contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. None of these covenants negatively affect the Company's liquidity or capital resources. Interest payments on the Notes will be made semi-annually beginning in August 1997. Principal payments will be made annually beginning one year from the date of issuance. The current portion of the Notes amounted to $2,000,000 at March 31, 1997.

Note 7.  Common Stock Buyback - The Board of Directors has authorized the
         --------------------
         purchase of the Company's common stock on the open market or through private transactions, including an additional authorization of $12,636,000 on May 14, 1997, of up to an aggregate of $188,365,000.
         Through May 14, 1997, a total of 13,368,000 shares at an aggregate cost of $168,365,000 have been purchased and retired. The Company purchased 50,000 shares at a cost of $1,075,000 during the first quarter of 1997 and 135,000 shares at a cost of $2,863,000 through May 14, 1997.

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

Note 8.  Dividend - On December 17, 1996, the Board of Directors declared a
         --------
         cash dividend of $.12 per share on the Company's common stock, which was paid on January 21, 1997, to shareholders of record on December 31, 1996.

         The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

Note 9.  Segment Information - The Company defines its business segments to
         -------------------
         reflect the Company's focus around its two core product lines:
         Investment Technology and Services and Asset Management. The Investment Technology and Services segment consists of the Company's trust technology, proprietary mutual fund, and back-office trust processing businesses. The Asset Management segment provides investment solutions through various investment products and services distributed directly or through professional investment advisors to institutional and high-net-worth markets.

         The following tables highlight certain unaudited financial information about each of the Company's segments for the three months ended March 31, 1997 and 1996. Prior-period business segment information has been restated to conform with current-period presentation.


                                                               Investment
                                                             Technology and    Asset      General
                                                                Services    Management   and Admin.  Consolidated
                                                               -----------  -----------  ----------  -------------

                                                                 For the Three-Month Period Ended March 31, 1997
                                                               --------------------------------------------------
Revenues                                                       $39,963,000  $23,541,000               $63,504,000
                                                               ===========  ===========               ===========
Operating profit                                               $ 9,923,000  $ 1,751,000               $11,674,000
                                                               ===========  ===========
General and administrative expenses                                                      $3,394,000     3,394,000
                                                                                         ==========
Interest expense, net                                                                                     279,000
                                                                                                      -----------

Income before income taxes                                                                            $ 8,001,000
                                                                                                      ===========

Depreciation and amortization                                  $ 2,270,000  $   921,000  $  173,000   $ 3,364,000
                                                               ===========  ===========  ==========   ===========

Capital expenditures                                           $ 2,518,000  $   871,000  $  260,000   $ 3,649,000
                                                               ===========  ===========  ==========   ===========


                                                                 For the Three-Month Period Ended March 31, 1996
                                                               --------------------------------------------------
Revenues                                                       $46,363,000  $16,876,000               $63,239,000
                                                               ===========  ===========               ===========
Operating profit                                               $11,867,000  $ 1,011,000               $12,878,000
                                                               ===========  ===========
General and administrative expenses                                                      $3,157,000     3,157,000
                                                                                         ==========
Interest income, net                                                                                      (97,000)
                                                                                                      -----------

Income before income taxes                                                                            $ 9,818,000
                                                                                                      ===========

Depreciation and amortization                                  $ 1,952,000  $   556,000  $   54,000   $ 2,562,000
                                                               ===========  ===========  ==========   ===========

Capital expenditures                                           $ 2,888,000  $   553,000  $  374,000   $ 3,815,000
                                                               ===========  ===========  ==========   ===========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------



The Company is organized around its two core product lines: Investment Technology and Services and Asset Management. Financial information for each of these segments is reflected in Note 9 of the Notes to Consolidated Financial Statements.

Results of Operations
---------------------

First Quarter Ended March 31, 1997 Compared to First Quarter Ended
March 31, 1996

The Company's results of operations for the first quarter of 1997 included revenues of $63,504,000, compared to $63,239,000 for the same period of 1996. Net income for the first quarter of 1997 was $4,801,000, compared to $5,793,000 in the same period of 1996. Earnings per share for the three months ended
March 31, 1997 and 1996 was $.25 and $.30, respectively, a decrease of 17 percent. This decrease in earnings was the result of the Company's recognition of substantial one-time trust services revenue in the first quarter of 1996 that had a direct impact on the Company's net income. Fund balances continued to expand during the first quarter of 1997. Total fund balances at March 31, 1997 were $90.6 billion compared to $65.7 billion at March 31, 1996, an increase of 38 percent. Included in these totals are proprietary fund balances of $64.9 billion at March 31, 1997 and $45.1 billion at March 31, 1996, an increase of 44 percent.

Investment Technology and Services - Revenues from Investment Technology and
----------------------------------
Services for the three months ended March 31, 1997 and 1996 were $39,963,000 and $46,363,000, respectively.


                 INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                 -------------------------------------------

                               1ST QTR      1ST QTR       DOLLAR      PERCENT
                                1997         1996         CHANGE      CHANGE
                                ----         ----         ------      ------

Trust technology services    $23,039,000  $32,218,000  $(9,179,000)    (28%)
Proprietary fund services     16,143,000   13,821,000    2,322,000      17%
Trust back-office
   processing services           781,000      324,000      457,000     141%
                             -----------  -----------  -----------

     Total                   $39,963,000  $46,363,000  $(6,400,000)    (14%)
                             ===========  ===========  ===========

Trust technology services revenue decreased 28 percent from the prior-year period. This decrease in revenue was primarily caused by the recognition of a $5.6 million one-time contractual obligation and $2.5 million in one-time deconversion fees received from clients that terminated their relationships with the Company in the first quarter of 1996. Additionally, during the first quarter of 1997, the Company wrote-off $1.0 million of accounts receivable that related to contractual agreements the Company entered into with clients for specialized software development projects. Proprietary fund services revenue increased 17 percent from the prior-year period due to an increase in average proprietary fund balances over the past year. Average proprietary fund balances increased $21.4 billion or 49 percent from $44.1 billion during the first quarter of 1996 to $65.5 billion during the first quarter of 1997. Recent changes in legislation regarding bank common trust funds now permit the transfer of common trust assets into proprietary mutual funds on a tax-free basis. The increase in proprietary fund balances is a result of the transfer of common trust assets into proprietary mutual funds, as well as growth in existing fund complexes and the commencement of new fund complexes during the past year. The Company is experiencing significant growth in its trust back-office processing business which is an extension of its trust technology business. The increase in trust back-office processing services revenue was the result of an increase in processing fees from the contracting of new clients. The Company expects continued growth in its proprietary fund and trust back-office processing businesses while the trust technology business may remain flat for the remainder of 1997. The Company is currently establishing new trust technology client relationships that should have a favorable impact on trust technology services revenue in 1998.


                 INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                 -------------------------------------------

                               1ST QTR      1ST QTR       DOLLAR      PERCENT
                                1997         1996         CHANGE      CHANGE
                                ----         ----         ------      ------

Operating and development    $21,243,000  $25,662,000  $(4,419,000)    (17%)
Sales and marketing          $ 8,797,000  $ 8,834,000  $   (37,000)     --


The 17 percent decrease in operating and development expense was primarily due to decreases in direct expenses associated with trust technology services revenue, in addition to decreases in personnel and outsourcing expenses. Additionally, the Company capitalized more software development costs relating to the Company's open architecture project in the first quarter of 1997 compared to the first quarter of 1996. Sales and marketing expense remained relatively flat in the first quarter of 1997 compared to the first quarter of 1996. Operating profit from Investment Technology and Services for the three months ended March 31, 1997 was $9,923,000, a decrease of 16 percent from the $11,867,000 reported in the corresponding quarter of 1996. Operating margins were 25 percent for the three months ended March 31, 1997, compared to 26 percent for the same period of 1996. The decline in operating margins was primarily the result of the one-time trust technology revenue received in the first quarter of 1996 as well as the Company experiencing higher growth in its lower margin products.

Asset Management - Revenues from Asset Management for the three months ended
----------------
March 31, 1997 and 1996 were $23,541,000 and $16,876,000, respectively.


                           ASSET MANAGEMENT REVENUES
                           -------------------------

                                   1ST QTR      1ST QTR      DOLLAR    PERCENT
                                    1997         1996        CHANGE     CHANGE
                                    ----         ----        ------     ------
Investment management
     services                    $11,145,000  $ 8,330,000  $2,815,000     34%
Liquidity management services      5,485,000    5,297,000     188,000      4%
Other investment products
     and services                  6,911,000    3,249,000   3,662,000    113%
                                 -----------  -----------  ----------

     Total                       $23,541,000  $16,876,000  $6,665,000     39%
                                 ===========  ===========  ==========

Investment management services revenue, which is comprised of the Company's core asset management business, increased 34 percent from the prior-year period due to an increase in average fund balances from the Company's Family of Funds during the past year. Average assets under management from the Company's Family of Funds were $8.0 billion for the first quarter of 1997 compared to $4.8 billion for the first quarter of 1996. This increase was primarily the result of increased sales of the Company's Family of Funds to high-net-worth individuals through various registered investment advisors. Liquidity management services revenue increased slightly due to an increase in average fund balances invested in the Company's lower-fee liquidity products. Average assets under management from the Company's liquidity funds were $16.1 billion for the first quarter of 1997 compared to $14.3 billion for the first quarter of 1996. Other investment products and services revenue increased 113% as a result of an internal reassignment of bank-related brokerage services, in addition to an increase in revenue from the Company's new business ventures. Revenues are expected to expand in this segment due to continued growth in the Company's core asset management business.


                        ASSET MANAGEMENT EXPENSES
                        -------------------------

                               1ST QTR     1ST QTR      DOLLAR    PERCENT
                                1997         1996       CHANGE     CHANGE
                                ----         ----       ------     ------

Operating and development    $11,019,000  $8,153,000  $2,866,000     35%
Sales and marketing          $10,771,000  $7,712,000  $3,059,000     40%

Operating and development expense increased 35 percent from the prior-year period as a result of increases in direct expenses associated with the internal reassignment of bank-related brokerage services revenue. Additionally, personnel expenses increased in connection with the growth in the Company's new business ventures. The 40 percent increase in sales and marketing expense was due primarily to increases in personnel and promotion expenses to strengthen the Company's core asset management business, as well as significant investments to establish its distribution channels in non-U.S. markets. The Asset Management segment recorded an operating profit of $1,751,000 for the three months ended March 31, 1997 compared to an operating profit of $1,011,000 in the corresponding period of 1996. The increase in operating profit is primarily attributable to increased margins from the Company's core asset management business, as well as a reduction in losses incurred from the Company's new business ventures. The Company expects continued growth in its core asset management business for the remainder of 1997.

Other Income and Expenses - General and administrative expenses for the three
-------------------------
months ended March 31, 1997 and 1996 were $3,394,000 and $3,157,000, respectively. General and administrative expenses increased 8 percent primarily due to increases in personnel expense in corporate overhead areas.

Net interest expense for the three months ended March 31, 1997 was $279,000 and net interest income for the three months ended March 31, 1996 was $97,000. The increase in interest expense relates to the Company's issuance of long-term debt instruments and increased borrowings under the line of credit in the first quarter of 1997. Interest income in 1996 was net of interest expense relating to the Company's borrowings under its line of credit (See Note 5 of the Notes to Consolidated Financial Statements).

Discontinued Operations - In May 1995, the Company's Board of Directors approved
-----------------------
a plan of disposal for the SEI Capital Resources Division ("CR") and the SEI Defined Contribution Retirement Services Division ("DC"). CR provided investment performance evaluation services, consulting services, and brokerage services to employee benefit plan sponsors and investment advisors in the United States. DC provided administrative and processing services, recordkeeping services, and employee retirement planning materials for use by defined contribution plans. CR and DC were being accounted for together as discontinued operations with a measurement date of May 31, 1995. The accompanying Consolidated Financial Statements reflect the operating results and balance sheet items separately from continuing operations.

In the fourth quarter of 1996, management of the Company concluded that any proceeds received from a possible sale of CR would not be sufficient to offset the remaining net assets of CR and DC. The Company, therefore, recorded a charge of $16,335,000 or $.85 per share. This charge included the operating losses incurred by CR and DC from June 1, 1995 to December 31, 1996, the complete write-off of CR and DC's non-recoverable assets, and a provision for the disposal of discontinued operations. The provision for the disposal of discontinued operations included accruals for future operating losses, future commitments relating to leased facilities, severance, and an additional reserve for doubtful accounts relating to CR's receivables

Discontinued operations in the first quarter of 1997 had revenues of $6,442,000 and pre-tax losses of $1,621,000 compared to revenues of $10,121,000 and pre-tax losses of $1,189,000 for the first quarter of 1996. The 1997 losses are charged against the provision which was established in the fourth quarter of 1996 and is reflected in Accrued discontinued operations disposal costs on the accompanying Consolidated Balance Sheets.

Liquidity and Capital Resources - The Company's ability to generate cash
-------------------------------
adequate to meet its needs results primarily from cash flow from operations and its capacity for additional borrowing. The Company has a line of credit agreement which provides for borrowings of up to $50,000,000 (See Note 5 of the Notes to Consolidated Financial Statements). At March 31, 1997, the Company's sources of liquidity consisted primarily of cash and cash equivalents of $15,983,000 and the unused balance on the line of credit of $50,000,000. The availability of the line of credit is subject to the Company's compliance with certain covenants set forth in the agreement. On February 24, 1997, the Company issued $35,000,000 of medium-term notes (See Note 6 of the Notes to Consolidated Financial Statements). The proceeds were used to repay the outstanding balance on its line of credit which amounted to $30,000,000.

Cash flow used in operations for the three months ended March 31, 1997 and 1996 was $3,534,000 and $3,766,000, respectively. The negative cash flow from operations in the first quarter of 1997 and 1996 is the result of the Company's payout of sales and incentive compensation in the first quarter of each year that were earned in the prior year. In addition, cash flow from operations for first quarter 1997 was negatively affected by a decrease in collections of accounts receivable. First quarter 1996 cash flow from operations was negatively affected by the investments the Company made in its Swiss-based subsidiary along with cash used from the Company's discontinued operations.

Capital expenditures, including capitalized software development costs, for the three months ended March 31, 1997 and 1996 were $6,309,000 and $5,276,000, respectively. The increase in capital expenditures is primarily the result of increased capitalized software development costs relating to the Company's open architecture project (See Note 1 of the Notes to Consolidated Financial Statements). The Company expects its capital expenditures to decrease in 1997 as expenditures relating to the Company's new corporate campus decline. In addition, the Company has purchased 135,000 shares of its common stock at a cost of $2,863,000 during 1997.

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

          Exhibit 27.  Financial data schedule.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three-month period ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SEI INVESTMENTS COMPANY


  Date   May 14, 1997           By /s/      Henry H. Greer
      -------------------         -----------------------------------
                                            Henry H. Greer
                                      President, Chief Operating
                                  Officer, and Chief Financial Officer