Form 10-Q
period 1997-06-30
SEI CORP
filed 1997-08-14
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
   X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---
Exchange Act of 1934 for the quarterly period ended June 30, 1997 or _______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                                    0-10200
--------------------------------------------------------------------------------
                           (Commission File Number)

                            SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                         23-1707341
----------------------------------               -------------------------------
   (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                         Identification Number)

            1 FREEDOM VALLEY DRIVE, OAKS, PENNSYLVANIA  19456-1100
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

*APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997: 18,351,591 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          Consolidated Balance Sheets
                                (In thousands)

                                                            June 30, 1997      December 31, 1996
                                                             (unaudited)
Assets
------

Current assets:

Cash and cash equivalents                                        $ 10,187           $ 13,167
Receivables from regulated investment companies                    11,921             10,836
Receivables, net of allowance for doubtful
  accounts of $1,539 and $1,350                                    26,622             19,558
Loans receivable available for sale                                15,035             13,043
Deferred income taxes                                               5,161              4,527
Prepaid expenses                                                    3,449              3,825
                                                                 --------           --------

     Total current assets                                          72,375             64,956
                                                                 --------           --------

Investments available for sale                                      1,469              1,000
                                                                 --------           --------

Property and equipment, net of accumulated
  depreciation and amortization of $50,976
  and $48,128                                                      50,623             48,620
                                                                 --------           --------

Capitalized software, net of accumulated
  amortization of $6,975 and $5,193                                16,921             13,577
                                                                 --------           --------

Customer lists, net of accumulated
  amortization of $135 and $0                                       2,465              2,000
                                                                 --------           --------

Other assets, net                                                  11,334             10,888
                                                                 --------           --------

     Total Assets                                                $155,187           $141,041
                                                                 ========           ========

       The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except par value)


                                                             June 30, 1997        December 31, 1996
                                                             (unaudited)
Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:

Accounts payable                                                   $ 4,580            $ 5,863
Accrued compensation                                                 9,344             14,503
Accrued discontinued operations disposal costs                       6,579              7,417
Accrued proprietary fund services                                    7,726              6,748
Other accrued liabilities                                           20,824             20,303
Line of credit                                                          --             20,000
Current portion of long-term debt                                    2,000                 --
Deferred revenue                                                     5,485              5,123
                                                                   -------            -------

     Total current liabilities                                      56,538             79,957
                                                                   -------            -------

Long-term debt                                                      33,000                 --
                                                                   -------            -------

Deferred income taxes                                                7,138              4,976
                                                                   -------            -------


Shareholders' equity:

Common stock, $.01 par value, 100,000 shares
   authorized; 18,352 and 18,498 shares issued
   and outstanding                                                     184                185
Capital in excess of par value                                      58,391             54,959
Retained earnings                                                       --              1,141
Cumulative translation adjustments                                    (346)              (177)
Unrealized holding gain on investments                                 282                 --
                                                                  --------           --------

     Total shareholders' equity                                     58,511             56,108
                                                                  --------           --------

     Total Liabilities and Shareholders' Equity                   $155,187           $141,041
                                                                  ========           ========

       The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (In thousands, except per share data)

                                                                   Three Months
                                                            -----------------------------
                                                                  Ended June 30,
                                                            -----------------------------
                                                               1997              1996
                                                               ----              ----
Revenues                                                      $70,730           $61,541

Expenses:
  Operating and development                                    37,498            34,406
  Sales and marketing                                          21,088            17,325
  General and administrative                                    3,190             2,975
                                                              -------           -------

Income before interest and income taxes                         8,954             6,835

Gain on sale of investments available for sale                     --             1,097
Interest income                                                   272                72
Interest expense                                                 (658)              (12)
                                                              -------           -------

Income before income taxes                                      8,568             7,992
Income taxes                                                    3,427             3,099
                                                              -------           -------

Net income                                                    $ 5,141           $ 4,893
                                                              =======           =======
Earnings per common and common equivalent share
  (primary and fully diluted)                                 $   .27           $   .25
                                                              =======           =======

       The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (In thousands, except per share data)

                                                                      Six Months
                                                                -------------------------
                                                                     Ended June 30,
                                                                -------------------------
                                                                  1997             1996
                                                                  ----             ----
Revenues                                                         $134,234         $124,780

Expenses:
  Operating and development                                        69,760           68,221
  Sales and marketing                                              40,656           33,871
  General and administrative                                        6,584            6,132
                                                                 --------         --------

Income before interest and income taxes                            17,234           16,556

Gain on sale of investments available for sale                         --            1,097
Interest income                                                       484              181
Interest expense                                                   (1,149)             (24)
                                                                 --------         --------

Income before income taxes                                         16,569           17,810
Income taxes                                                        6,627            7,124
                                                                 --------         --------

Net income                                                       $  9,942         $ 10,686
                                                                 ========         ========

Earnings per common and common equivalent share
  (primary and fully diluted)                                    $    .52         $    .55
                                                                 ========         ========

       The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (In thousands)

                                                                                    Six Months
                                                                           ----------------------------
                                                                                  Ended June 30,
                                                                           ----------------------------
                                                                                 1997             1996
                                                                                 ----             ----
Cash flows from operating activities:
Net income                                                                     $  9,942        $ 10,686
Adjustments to reconcile net income
     to net cash provided by operating activities:
        Depreciation and amortization                                             7,653           5,380
        Provision for losses on receivables                                         189             144
        Discontinued operations                                                      --          (3,323)
        Tax benefit on stock options exercised                                      821           1,553
        Gain on sale of investments available for sale                               --          (1,097)
        Other                                                                      (718)          1,849
        Change in current assets and liabilities:
          Decrease (increase) in
           Receivables from regulated investment companies                       (1,085)         (1,034)
           Receivables                                                           (7,253)         (1,647)
           Loans receivable available for sale                                   (1,992)         (9,069)
           Prepaid expenses                                                         376             509
          Increase (decrease) in
           Accounts payable                                                      (1,283)           (372)
           Accrued compensation                                                  (5,159)         (6,076)
           Accrued discontinued operations disposal costs                          (838)             --
           Accrued proprietary fund services                                        978           3,023
           Other accrued liabilities                                              2,741           2,455
           Deferred revenue                                                         362          (1,065)
                                                                               --------        --------
          Net cash provided by operating activities                               4,734           1,916
                                                                               --------        --------
Cash flows from investing activities:
        Additions to property and equipment                                      (6,605)        (11,388)
        Additions to capitalized software                                        (5,126)         (3,982)
        Deposit on property and equipment                                            --          (1,398)
        Investment in joint venture                                                  --          (1,658)
        Proceeds from sale of investments available for sale                         --           6,536
        Other                                                                      (290)            (27)
                                                                               --------        --------
          Net cash used in investing activities                                 (12,021)        (11,917)
                                                                               --------        --------

Cash flows from financing activities:
        Proceeds from issuance of long-term debt                                 35,000              --
        Proceeds from (payment of) line of credit                               (20,000)          9,000
        Purchase and retirement of common stock                                 (11,020)           (870)
        Proceeds from issuance of common stock                                    5,110           3,032
        Payment of dividends                                                     (4,783)         (4,090)
                                                                               --------        --------
          Net cash provided by financing activities                               4,307           7,072
                                                                               --------        --------

Net decrease in cash and cash equivalents                                        (2,980)         (2,929)

Cash and cash equivalents, beginning of period                                   13,167          10,256
                                                                               --------        --------

Cash and cash equivalents, end of period                                       $ 10,187        $  7,327
                                                                               ========        ========

       The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Summary of Significant Accounting Policies
          ------------------------------------------
          Nature of Operations
          --------------------
          SEI Investments Company (the "Company") is organized around two product lines: Investment Technology and Services and Asset Management. The Investment Technology and Services segment provides trust accounting and management information services through the Company's 3000 product line, administration and distribution services to proprietary mutual funds, and back-office trust processing. The principal market for these products and services are trust departments of banks located in the United States. The Asset Management segment provides investment solutions through various investment products and services including the Company's Family of Funds, liquidity funds and services, and other investment products and services distributed directly or through professional investment advisors. Principal markets for these products and services include trust departments of banks, investment advisors, corporations, high-net-worth individuals, and money managers located in the United States and Canada.

          Summary Financial Information and Results of Operations
          -------------------------------------------------------
          In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996, and the cash flows for the six months ended June 30, 1997 and 1996.

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

          Property and Equipment
          ----------------------
          Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                            Estimated
                                                                                           Useful Lives
                                               June 30, 1997      December 31, 1996         (In Years)
                                               ------------       ----------------           --------
          Equipment                             $42,053,000        $40,390,000                     3
          Buildings                              28,338,000         25,907,000              25 to 39
          Land                                    6,980,000          6,730,000                   N/A
          Purchased software                      9,557,000          9,397,000                     3
          Furniture and fixtures                  9,439,000          9,030,000                3 to 5
          Leasehold improvements                  5,232,000          5,294,000            Lease Term
                                                -----------        -----------

                                                101,599,000         96,748,000
          Less:  Accumulated depreciation
          and amortization                      (50,976,000)       (48,128,000)
                                                -----------        -----------

          Property and Equipment, net           $50,623,000        $48,620,000
                                                ===========        ===========

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

          Customer Lists
          --------------
          Customer Lists represent the value assigned to customer relationships obtained in various acquisitions. Customer Lists are amortized on a straight-line basis over 10 years. The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted cash flow is less than the net book value of the asset, the asset is written down to its net realizable value. As of June 30, 1997, no such write-down was required.

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

          Earnings per Share
          ------------------
          The Company computes earnings per share in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15"). In accordance with APB 15, the Company utilizes the modified treasury stock method to compute earnings per share since common share equivalents at the end of the period exceeded 20 percent of the number of common shares outstanding. Earnings per common and common equivalent share (primary earnings per share) is computed using the weighted average number of common shares and common share equivalents (stock options) outstanding. Earnings per share, assuming full dilution (fully diluted earnings per share), is based upon an increased number of shares that would be outstanding assuming exercise of stock options when the Company's stock price at the end of the period is higher than the average price within the respective period. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the earnings per share calculation. For the three months ended June 30, 1997 and 1996, the weighted average shares outstanding for primary earnings per share were 19,167,000 and 19,526,000, respectively. For the six months ended June 30, 1997 and 1996, the weighted average shares outstanding for primary earnings per share were 19,216,000 and 19,505,000, respectively. Shares used to calculate fully diluted earnings per share were not materially different from those used to calculate primary earnings per share.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which supersedes APB 15. SFAS 128 requires dual presentation of basic and diluted earnings per share for complex capital structures on the face of the statements of income. According to SFAS 128, basic earnings per share, which replaces primary earnings per share, is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share, which replaces fully diluted earnings per share, reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for the Company's 1997 year-end financial statements; earlier application is not permitted.

          Under SFAS 128, basic earnings per share for the three months ended June 30, 1997 and 1996 would have been $.28 and $.26, respectively. Basic earnings per share for the six months ended June 30, 1997 and 1996 would have been $.54 and $.57, respectively. Diluted earnings per share for the three months ended June 30, 1997 and 1996 would have been $.27 and $.25, respectively. Diluted earnings per share for the six months ended June 30, 1997 and 1996 would have been $.52 and $.55, respectively.

          Statements of Cash Flows
          ------------------------
          For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

          Supplemental disclosures of cash paid/received during the six months ended June 30:

                                                       1997           1996
                                                       ----           ----
          Interest paid                             $  231,000     $  242,000
          Interest and dividends received           $  474,000     $  436,000
          Income taxes paid                         $5,108,000     $5,100,000

          Managements Use of Estimates
          ----------------------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Reclassifications
          -----------------
          The financial statements for prior periods have been reclassified to conform with the current period's presentation.

Note 2.   Receivables - Receivables on the accompanying Consolidated Balance
          -----------
          Sheets consist of the following:

                                                           June 30, 1997       December 31, 1996
                                                           -------------       -----------------
          Trade receivables                                 $15,075,000           $10,124,000
          Fees earned, not received.                          2,790,000             3,511,000
          Fees earned, not billed.                           10,296,000             7,273,000
                                                            -----------           -----------

                                                             28,161,000            20,908,000
          Less:  Allowance for doubtful accounts.            (1,539,000)           (1,350,000)
                                                            -----------           -----------

                                                            $26,622,000           $19,558,000
                                                            ===========           ===========

          Fees earned, not received represent brokerage commissions earned but not yet collected. Fees earned, not billed represent cash receivables earned but unbilled and result from timing differences between services provided and contractual billing schedules.

          Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets represent fees collected from the Company's wholly owned subsidiaries, SEI Investments Distribution Company and SEI Investments Management Corporation, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies.

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

          At June 30, 1997, Investments available for sale had an aggregate cost of $1,000,000 and an aggregate market value of $1,469,000 with gross unrealized gains of $469,000. At that date, the unrealized holding gains of $282,000 (net of income taxes of $187,000) were reported as a separate component of Shareholders' equity on the accompanying Consolidated Balance Sheets. There were no unrealized losses as of June 30, 1997.

          At December 31, 1996, Investments available for sale had an aggregate cost of $1,000,000. At that date, the fair value of these investments approximated their original cost. There were no unrealized gains or losses as of December 31, 1996.

Note 5.   Line of Credit - The Company has a line of credit agreement (the
          --------------
          "Agreement") with its principal lending institution which provides for borrowings of up to $50,000,000. The Agreement ends on May 31, 1998, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or three-tenths percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-tenth percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. The Company had no outstanding borrowings on its line of credit at June 30, 1997.

Note 6.   Long-term Debt - On February 24, 1997, the Company signed a Note
          --------------
          Purchase Agreement authorizing the issuance and sale of $20,000,000 of 7.20% Senior Notes, Series A, and $15,000,000 of 7.27% Senior Notes, Series B, (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years with an average life of 7 to 10 years. The proceeds from the Notes were used to repay the outstanding balance on the Company's line of credit. The Note Purchase Agreement contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. None of these covenants negatively affect the Company's liquidity or capital resources. Interest payments on the Notes will be made semi-annually beginning in August 1997. Principal payments will be made annually beginning one year from the date of issuance. The current portion of the Notes amounted to $2,000,000 at June 30, 1997.

Note 7.   Common Stock Buyback - The Board of Directors has authorized the
          --------------------
          purchase of the Company's common stock on the open market or through private transactions, including an additional authorization of $12,636,000 on May 14, 1997, of up to an aggregate of $188,365,000.
          Through August 14, 1997, a total of 13,942,000 shares at an aggregate cost of $182,594,000 have been purchased and retired. The Company purchased 438,000 shares at a cost of $9,945,000 during the second quarter of 1997 and 488,000 shares at a cost of $11,020,000 during the first six months of 1997. The Company purchased 709,000 shares at a cost of $17,092,000 through August 14, 1997.

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

Note 8.   Dividend - On May 14, 1997, the Board of Directors declared a cash
          --------
          dividend of $.14 per share on the Company's common stock, which was paid on June 27, 1997, to shareholders of record on June 12, 1997.

          The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

Note 9.   Sale of Discontinued Operations - On July 25, 1997, the Company
          -------------------------------
          entered into a definitive agreement to sell the remaining net assets of its Capital Resources Division ("CR") to the purchase group of Notre Capital Ventures II, L.L.C. and William Nicholson, formerly Senior Vice President and Head of Donaldson, Lufkin and Jenrette's Asset Consulting Group. The Company's management believes that the provision established in the fourth quarter of 1996 for the disposal of discontinued operations is adequate to cover all costs during the transfer of CR's operations. Based upon the terms of the agreement, the Company may recognize a gain at closing which would be immaterial to the Consolidated Financial Statements. Any future payments due the Company will be realized when received. The deal is expected to close in the third quarter of 1997.

Note 10.  Segment Information - The Company defines its business segments to
          -------------------
          reflect the Company's focus around two product lines: Investment Technology and Services and Asset Management. The Investment Technology and Services segment consists of the Company's trust technology, proprietary mutual fund, and back-office trust processing businesses. The Asset Management segment provides investment solutions through various investment products and services distributed directly or through professional investment advisors to institutional and high-net-worth markets.

          The following tables highlight certain unaudited financial information about each of the Company's segments for the three and six months ended June 30, 1997 and 1996. Prior-period business segment information has been restated to conform with current-period presentation.

                                                               Investment
                                                             Technology and    Asset        General
                                                                Services     Management    and Admin.   Consolidated
                                                                --------     ----------   -----------   ------------


                                                                   For the Three-Month Period Ended June 30, 1997
                                                              ------------------------------------------------------
Revenues                                                        $44,455,000  $26,275,000                 $70,730,000
                                                                ===========  ===========                 ===========
Operating profit                                                $10,545,000  $ 1,599,000  $(3,190,000)   $ 8,954,000
                                                                ===========  ===========  ===========

Interest income                                                                                              272,000
Interest expense                                                                                            (658,000)
                                                                                                         -----------

Income before income taxes                                                                               $ 8,568,000
                                                                                                         ===========

Depreciation and amortization                                   $ 2,843,000  $ 1,265,000  $   181,000    $ 4,289,000
                                                                ===========  ===========  ===========    ===========

Capital expenditures                                            $ 1,893,000  $   602,000  $   461,000    $ 2,956,000
                                                                ===========  ===========  ===========    ===========



                                                                   For the Three-Month Period Ended June 30, 1996
                                                              ------------------------------------------------------
Revenues                                                        $42,488,000  $19,053,000                 $61,541,000
                                                                ===========  ===========                 ===========
Operating profit                                                $ 9,135,000  $   675,000  $(2,975,000)   $ 6,835,000
                                                                ===========  ===========  ===========

Gain on sale of investments available
     for sale                                                                                              1,097,000
Interest income                                                                                               72,000
Interest expense                                                                                             (12,000)
                                                                                                         -----------

Income before income taxes                                                                               $ 7,992,000
                                                                                                         ===========

Depreciation and amortization                                   $ 2,189,000  $   575,000  $    54,000    $ 2,818,000
                                                                ===========  ===========  ===========    ===========

Capital expenditures                                            $ 5,148,000  $ 1,429,000  $   996,000    $ 7,573,000
                                                                ===========  ===========  ===========    ===========

                                                             Investment
                                                           Technology and       Asset       General
                                                              Services        Management   and Admin.   Consolidated
                                                              --------        ----------   ----------   ------------

                                                                   For the Six-Month Period Ended June 30, 1997
                                                             -------------------------------------------------------
Revenues                                                        $84,418,000  $49,816,000                $134,234,000
                                                                ===========  ===========                ============
Operating profit                                                $20,468,000  $ 3,350,000  $(6,584,000)  $ 17,234,000
                                                                ===========  ===========  ===========

Interest income                                                                                              484,000
Interest expense                                                                                          (1,149,000)
                                                                                                        ------------

Income before income taxes                                                                              $ 16,569,000
                                                                                                        ============

Depreciation and amortization                                   $ 5,113,000  $ 2,186,000  $   354,000   $  7,653,000
                                                                ===========  ===========  ===========   ============

Capital expenditures                                            $ 4,411,000  $ 1,473,000  $   721,000   $  6,605,000
                                                                ===========  ===========  ===========   ============


                                                                   For the Six-Month Period Ended June 30, 1996
                                                               -----------------------------------------------------
Revenues                                                        $88,851,000  $35,929,000                $124,780,000
                                                                ===========  ===========                ============
Operating profit                                                $21,002,000  $ 1,686,000  $(6,132,000)  $ 16,556,000
                                                                ===========  ===========  ===========

Gain on sale of investments available
     for sale                                                                                              1,097,000
Interest income                                                                                              181,000
Interest expense                                                                                             (24,000)
                                                                                                        ------------

Income before income taxes                                                                              $ 17,810,000
                                                                                                        ============

Depreciation and amortization                                   $ 4,141,000  $ 1,131,000  $   108,000   $  5,380,000
                                                                ===========  ===========  ===========   ============

Capital expenditures                                            $ 8,036,000  $ 1,982,000  $ 1,370,000   $ 11,388,000
                                                                ===========  ===========  ===========   ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


The Company is organized around two product lines: Investment Technology and Services and Asset Management. Financial information for each of these segments is reflected in Note 10 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

Second Quarter Ended June 30, 1997 Compared to Second Quarter Ended
June 30, 1996

The Company's results of operations for the second quarter of 1997 included revenues of $70,730,000, compared to $61,541,000 for the same period of 1996, an increase of 15 percent. Net income for the second quarter of 1997 was $5,141,000, compared to $4,893,000 in the same period of 1996. Earnings per share for the three months ended June 30, 1997 and 1996 was $.27 and $.25, respectively, an increase of 8 percent. Net income in 1996 was boosted by a $1.1 million one-time realized gain, or $.03 per share, on the sale of investments held by the Company. Fund balances continued to expand during the second quarter of 1997. Total fund balances at June 30, 1997 were $100.5 billion compared to $71.6 billion at June 30, 1996, an increase of 40 percent. Included in these totals are proprietary fund balances of $72.0 billion at June 30, 1997 and $50.2 billion at June 30, 1996, an increase of 43 percent. The increase in revenues and earnings in the second quarter of 1997 was primarily the result of significant growth in fund balances and increased margins from both business segments.

INVESTMENT TECHNOLOGY AND SERVICES - Revenues from Investment Technology and
----------------------------------
Services for the three months ended June 30, 1997 and 1996 were $44,455,000 and $42,488,000, respectively.


                   INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                   -------------------------------------------

                                                    2ND QTR      2ND QTR       DOLLAR      PERCENT
                                                     1997         1996         CHANGE      CHANGE
                                                     ----         ----         ------      ------
Trust technology services                         $24,684,000  $26,728,000  $(2,044,000)       (8%)
Proprietary fund services                          18,371,000   15,403,000    2,968,000        19%
Trust back-office processing services               1,400,000      357,000    1,043,000       292%
                                                  -----------  -----------  -----------

     Total                                        $44,455,000  $42,488,000  $ 1,967,000         5%
                                                  ===========  ===========  ===========

The 8 percent decrease in trust technology services revenues from the prior-year period was the result of several factors. Second quarter 1996 trust technology services revenues included approximately $1.0 million of one-time deconversion fees received from clients that terminated their relationships with the Company. Additionally in the second quarter of 1996, the Company recognized $2.0 million of one-time implementation fees associated with the expansion of services to existing clients. The second quarter of 1997 included $1.0 million of one-time implementation fees in connection with the contracting of new trust clients. Proprietary fund services revenues increased 19 percent from the prior-year period due to an increase in average proprietary fund balances over the past year. Average proprietary fund balances increased $21.0 billion or 44 percent from $47.4 billion during the second quarter of 1996 to $68.4 billion during the second quarter of 1997. The increase in proprietary fund balances is primarily due to growth from existing proprietary fund complexes. The Company is experiencing significant growth in its trust back-office processing business which is an extension of its trust technology business. The increase in trust back-office processing services revenues was the result of an increase in processing fees from the contracting of new clients. The Company expects continued growth in its proprietary fund and trust back-office processing businesses for the remainder of 1997. The Company is currently establishing new trust technology client relationships that should have a favorable impact on trust technology services revenues in the future.

                INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                -------------------------------------------

                               2ND QTR      2ND QTR      DOLLAR     PERCENT
                                1997         1996        CHANGE     CHANGE
                                ----         ----        ------     ------
Operating and development    $24,765,000  $25,061,000  $(296,000)       (1%)
Sales and marketing          $ 9,145,000  $ 8,292,000  $ 853,000        10%

Operating and development expenses remained relatively flat in the second quarter of 1997 compared to the second quarter of 1996. The 10 percent increase in sales and marketing expenses was primarily due to an increase in personnel and promotion expenses. Operating profit from Investment Technology and Services for the three months ended June 30, 1997 was $10,545,000, an increase of 15 percent from the $9,135,000 reported in the corresponding quarter of 1996. Operating margins were 24 percent for the three months ended June 30, 1997, compared to 22 percent for the same period of 1996. The increase in operating margins can be attributed to increased operating efficiency across all product groups. The Company is beginning to see positive results from the significant investments made to its trust technology software, primarily through the open architecture project. In addition, with the Year 2000 problem facing the banking industry, there has been an increased interest in the Company's products. The Company has recently contracted new trust clients that will add substantial recurring revenues in the future.

ASSET MANAGEMENT - Revenues from Asset Management for the three months ended
----------------
June 30, 1997 and 1996 were $26,275,000 and $19,053,000, respectively.

                           ASSET MANAGEMENT REVENUES
                           -------------------------

                                           2ND QTR      2ND QTR      DOLLAR    PERCENT
                                            1997         1996        CHANGE     CHANGE
                                            ----         ----        ------     ------
Investment management services           $12,854,000  $ 9,252,000  $3,602,000       39%
Liquidity management services              5,418,000    4,905,000     513,000       10%
Other investment products and services     8,003,000    4,896,000   3,107,000       63%
                                         -----------  -----------  ----------

     Total                               $26,275,000  $19,053,000  $7,222,000       38%
                                         ===========  ===========  ==========

Investment management services revenues increased 39 percent from the prior-year period due to an increase in average fund balances from the Company's Family of Funds during the past year. This increase was primarily the result of increased sales of the Company's Family of Funds to high-net-worth individuals through various registered investment advisors. Average assets under management from the Company's Family of Funds were $8.6 billion for the second quarter of 1997 compared to $5.4 billion for the second quarter of 1996, an increase of 59 percent. Liquidity management services revenues increased 10 percent due to an increase in average fund balances invested in the Company's lower-fee liquidity products. Average assets under management from the Company's liquidity funds were $15.8 billion for the second quarter of 1997 compared to $14.2 billion for the second quarter of 1996. Other investment products and services revenues increased 63 percent from the prior-year period. This increase is the result of an increase in revenues from the Company's new business ventures, in addition to an increase in bank-related brokerage services. Revenues are expected to expand in this segment as the Company continues to experience growth in its asset management business.

                        ASSET MANAGEMENT EXPENSES
                        -------------------------

                               2ND QTR     2ND QTR      DOLLAR    PERCENT
                                1997         1996       CHANGE     CHANGE
                                ----         ----       ------     ------
Operating and development    $12,733,000  $9,345,000  $3,388,000       36%
Sales and marketing          $11,943,000  $9,033,000  $2,910,000       32%

Operating and development expenses increased 36 percent from the prior-year period as a result of increases in direct expenses associated with the increase in bank-related brokerage services revenues. Additionally, personnel expenses increased in connection with the growth in the Company's asset management business. The 32 percent increase in sales and marketing expenses was due primarily to increases in personnel expenses and promotion expenses associated with the Company's asset management business, as well as continued investments in the Company's new business ventures to establish, maintain, and enhance its distribution channels in non-U.S. markets. The Asset Management segment recorded an operating profit of $1,599,000 for the three months ended June 30, 1997 compared to an operating profit of $675,000 in the corresponding period of 1996. The increase in operating profit is primarily attributable to increased margins from the Company's asset management business, as well as a reduction in losses incurred from the Company's new business ventures. The Company expects continued growth in its asset management business for the remainder of 1997.

OTHER INCOME AND EXPENSES - General and administrative expenses for the three
-------------------------
months ended June 30, 1997 and 1996 were $3,190,000 and $2,975,000, respectively, an increase of 7 percent. This increase is attributed to additional facility costs associated with the Company's new corporate campus.

Interest expense for the second quarter of 1997 relates to the Company's issuance of long-term debt in early 1997 (See Note 6 of the Notes to Consolidated Financial Statements). Interest costs associated with the Company's borrowings under its line of credit in the second quarter of 1996 was capitalized as it related to the construction of the Company's corporate campus. The increase in interest income in the second quarter of 1997 compared to the corresponding period in 1996 was primarily due to an increased average cash balance.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

The Company's results of operations for the six month's ended June 30, 1997 included revenues of $134,234,000, compared to $124,780,000 for the same period of 1996, an increase of 8 percent. Net income for the first six months of 1997 was $9,942,000, compared to $10,686,000 in the same period of 1996. Earnings per share for the six months ended June 30, 1997 and 1996 was $.52 and $.55, respectively. Revenues and earnings in 1996 were significantly augmented by the Company's recognition of substantial one-time trust services revenues in the first quarter of 1996 that had a direct impact on the Company's net income. Additionally, the Company recognized a $1.1 million one-time realized gain, or $.03 per share, in the second quarter of 1996 from the sale of investments the Company held. Revenues increased in 1997 primarily due to substantial growth in fund balances.

INVESTMENT TECHNOLOGY AND SERVICES - Revenues from Investment Technology and
----------------------------------
Services for the six months ended June 30, 1997 and 1996 were $84,418,000 and $88,851,000, respectively.



                   INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                   -------------------------------------------

                                          SIX MONTHS   SIX MONTHS      DOLLAR       PERCENT
                                             1997         1996         CHANGE       CHANGE
                                             ----         ----         ------       -------
Trust technology services                 $47,723,000  $58,946,000  $(11,223,000)      (19%)
Proprietary fund services                  34,514,000   29,224,000     5,290,000        18%
Trust back-office processing services       2,181,000      681,000     1,500,000       220%
                                          -----------  -----------  ------------

     Total                                $84,418,000  $88,851,000  $ (4,433,000)       (5%)
                                          ===========  ===========  ============

Trust technology services revenues decreased 19 percent from the prior-year period primarily due to the recognition of one-time trust services revenues associated with the deconversion of clients that terminated their relationships with the Company during the first six months of 1996. Subsequently, recurring revenues in 1997 have been negatively affected by the deconversion of clients that occurred in 1996. The Company also recognized one-time implementation fees in the first six months of 1996 associated with the expansion of services to existing clients which has directly resulted in additional recurring revenues in 1997. The Company has recently entered into new client trust contracts during the second quarter of 1997. The Company recognized one-time implementation fees related to these new contracts beginning late in the second quarter of 1997 and will continue to recognize these implementation fees throughout the remainder of the year and into 1998. Proprietary fund services revenues increased 18 percent from the prior-year period due to an increase in average proprietary fund balances over the past year despite the loss of two proprietary fund complexes in early 1996. Average proprietary fund balances increased $21.2 billion or 46 percent from $45.7 billion during the first six months of 1996 to $66.9 billion during the first six months of 1997. The increase in proprietary fund balances is a result of growth from existing fund complexes, as well as the transfer of common trust assets into proprietary mutual funds and the conversion of new fund complexes during the past year. The increase in trust back-office processing services revenues was the result of an increase in processing fees from the contracting of new clients.


                 INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                 -------------------------------------------

                             SIX MONTHS   SIX MONTHS      DOLLAR      PERCENT
                                1997         1996         CHANGE      CHANGE
                                ----         ----         ------      ------
Operating and development    $46,008,000  $50,723,000  $(4,715,000)       (9%)
Sales and marketing          $17,942,000  $17,126,000  $   816,000         5%

The 9 percent decrease in operating and development expenses was primarily due to decreases in consulting and outsourcing expenses, in addition to a decrease in direct expenses associated with trust technology services revenues. In the first six months of 1997, the Company capitalized additional software development costs relating to the Company's open architecture and Year 2000 projects compared to the corresponding period in 1996. Sales and marketing expenses increased 5 percent during the first six months of 1997 compared to the first six months of 1996 primarily due to an increase in personnel and promotion expenses. Operating profit from Investment Technology and Services for the six months ended June 30, 1997 was $20,468,000 compared to the $21,002,000 reported in the corresponding period of 1996. Operating margins were 24 percent for the six months ended June 30, 1997 and 1996.

ASSET MANAGEMENT - Revenues from Asset Management for the six months ended June
----------------
30, 1997 and 1996 were $49,816,000 and $35,929,000, respectively.



                           ASSET MANAGEMENT REVENUES
                           -------------------------

                                              SIX MONTHS   SIX MONTHS     DOLLAR     PERCENT
                                                 1997         1996        CHANGE      CHANGE
                                                 ----         ----        ------      ------
Investment management services                $23,999,000  $17,582,000  $ 6,417,000       36%
Liquidity management services                  10,903,000   10,202,000      701,000        7%
Other investment products and services         14,914,000    8,145,000    6,769,000       83%
                                              -----------  -----------  -----------

     Total                                    $49,816,000  $35,929,000  $13,887,000       39%
                                              ===========  ===========  ===========

Investment management services revenues increased 36 percent from the prior-year period due to an increase in average fund balances from the Company's Family of Funds during the past year. This increase was primarily the result of increased sales of the Company's Family of Funds to high-net-worth individuals through various registered investment advisors. Average assets under management from the Company's Family of Funds were $8.2 billion for the first six months of 1997 compared to $5.1 billion for the corresponding period of 1996, an increase of 61 percent. Liquidity management services revenues increased 7 percent due to an increase in average fund balances invested in the Company's lower-fee liquidity products. Average assets under management from the Company's liquidity funds were $15.9 billion for the first six months of 1997 compared to $14.3 billion for the first six months of 1996. Other investment products and services revenues increased 83 percent primarily due to an increase in bank-related brokerage services. Additionally, the Company has experienced revenue growth from its new business ventures during the past six months.


                         ASSET MANAGEMENT EXPENSES
                         -------------------------

                             SIX MONTHS   SIX MONTHS     DOLLAR    PERCENT
                                1997         1996        CHANGE     CHANGE
                                ----         ----        ------     ------
Operating and development    $23,752,000  $17,498,000  $6,254,000     36%
Sales and marketing          $22,714,000  $16,745,000  $5,969,000     36%

Operating and development expenses increased 36 percent from the prior-year period due to increases in direct expenses associated with the increase in bank-related brokerage services revenues. Additionally, personnel expenses increased in connection with the growth in the Company's asset management business. The 36 percent increase in sales and marketing expenses was primarily due to increases in personnel and promotion expenses associated with the Company's asset management business, as well as continued investments in the Company's new business ventures to establish, maintain, and enhance its distribution channels in non-U.S. markets. The Asset Management segment recorded an operating profit of $3,350,000 for the first six months ended June 30, 1997 compared to an operating profit of $1,686,000 in the corresponding period of 1996. The increase in operating profit is primarily attributable to increased margins from the Company's asset management business, as well as a reduction in losses incurred from the Company's new business ventures.

OTHER INCOME AND EXPENSES - General and administrative expenses for the six
-------------------------
months ended June 30, 1997 and 1996 were $6,584,000 and $6,132,000, respectively, an increase of 7 percent. This increase is attributed to additional facility costs associated with the Company's new corporate campus in addition to a marginal increase in personnel expenses in corporate overhead areas.

Interest expense for the first six months of 1997 relates to the Company's issuance of long-term debt in early 1997 (See Note 6 of the Notes to Consolidated Financial Statements). Interest costs associated with the Company's borrowings under its line of credit in 1996 was capitalized as it related to the construction of the Company's corporate campus. The increase in interest income in the second quarter of 1997 compared to the corresponding period in 1996 was primarily due to an increased average cash balance.

DISCONTINUED OPERATIONS - In May 1995, the Company's Board of Directors
-----------------------
approved a plan of disposal for the SEI Capital Resources Division ("CR") and the SEI Defined Contribution Retirement Services Division ("DC"). CR provided investment performance evaluation services, consulting services, and brokerage services to employee benefit plan sponsors and investment advisors in the United States. DC provided administrative and processing services, recordkeeping services, and employee retirement planning materials for use by defined contribution plans. DC's full-service recordkeeping operations were transferred to KPMG Peat Marwick in 1996. CR and DC were being accounted for together as discontinued operations with a measurement date of May 31, 1995.
The accompanying Consolidated Financial Statements reflect the operating results and balance sheet items separately from continuing operations.

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

On July 25, 1997, the Company entered into a definitive agreement to sell the remaining net assets of CR to the purchase group of Notre Capital Ventures II, L.L.C. and William Nicholson, formerly Senior Vice President and Head of Donaldson, Lufkin and Jenrette's Asset Consulting Group. Mr. Nicholson will serve as CEO of the acquired company. The Company's management believes that the provision established in the fourth quarter of 1996 for the disposal of discontinued operations is adequate to cover all costs during the transfer of CR's operations. Based upon the terms of the agreement, the Company may recognize a gain at closing which would be immaterial to the Consolidated Financial Statements. Any future payments due the Company will be realized when received. The deal is expected to close in the third quarter of 1997.

Discontinued operations in the second quarter of 1997 had revenues of $6,956,000 and pre-tax losses of $357,000 compared to revenues of $7,174,000 and pre-tax losses of $3,285,000 for the second quarter of 1996. Discontinued operations for the first six months of 1997 had revenues of $13,398,000 and pre-tax losses of $1,978,000 compared to revenues of $17,295,000 and pre-tax losses of $4,474,000 for the corresponding period in 1996. The 1997 losses are charged against the provision which was established in the fourth quarter of 1996 and is reflected in Accrued discontinued operations disposal costs on the accompanying Consolidated Balance Sheets.

LIQUIDITY AND CAPITAL RESOURCES - The Company's ability to generate cash
-------------------------------
adequate to meet its needs results primarily from cash flow from operations and its capacity for additional borrowing. The Company has a line of credit agreement which provides for borrowings of up to $50,000,000 (See Note 5 of the Notes to Consolidated Financial Statements). At June 30, 1997, the Company's sources of liquidity consisted primarily of cash and cash equivalents of $10,187,000 and the unused balance on the line of credit of $50,000,000. The availability of the line of credit is subject to the Company's compliance with certain covenants set forth in the agreement. On February 24, 1997, the Company issued $35,000,000 of medium-term notes (See Note 6 of the Notes to Consolidated Financial Statements). The proceeds were used to repay the outstanding balance on its line of credit which amounted to $30,000,000.

Cash flow provided by operations for the six months ended June 30, 1997 and 1996 was $4,734,000 and $1,916,000, respectively. Cash flow from operations in 1996 was negatively affected by the additional purchases of loans classified as Loans receivable available for sale. Loans receivable available for sale represent loans purchased through the Company's Swiss based subsidiary (See Note 3 of the Notes to Consolidated Financial Statements). Additionally, a substantial amount of cash was used to support the Company's discontinued operations during the first six months of 1996. Cash flow provided by operations for the first six months in 1997 was affected by a decrease in collections of accounts receivable and an increase in unbilled receivables for implementation fees associated with the contracting of new trust clients. These unbilled receivables represent timing differences between services provided and contractual billing schedules (See Note 2 of the Notes to Consolidated Financial Statements).

Capital expenditures, including capitalized software development costs, for the six months ended June 30, 1997 and 1996 were $11,731,000 and $15,370,000, respectively. The decrease in capital expenditures is primarily the result of lower expenditures relating to the construction of the Company's corporate campus but was partially offset by an increase in capitalized software development costs relating to the Company's open architecture and Year 2000 projects (See Note 1 of the Notes to Consolidated Financial Statements). The Company expects its capital expenditures to decrease in 1997 as expenditures relating to the Company's new corporate campus decline. In the second quarter of 1996, the Company received $6,536,000 from the sale of all of its investments classified as Investments available for sale. In addition, the Company has purchased 709,000 shares of its common stock at a cost of $17,092,000 during 1997.

The Company's operating cash flow, borrowing capacity, and liquidity should provide adequate funds for continuing operations, continued investment in new products and equipment, its common stock repurchase program, and the repayment of its long-term debt.

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON REPORT 8-K
-------------------------------------------

         (a)  The following is a list of exhibits filed as part of the Form 10-Q

              Exhibit 11.  Earnings per share calculations.

              Exhibit 27.  Financial data schedule

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed for the three-month period ended June 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SEI INVESTMENTS COMPANY


Date.   August 14, 1997                By /s/      Henry H. Greer
      -------------------                --------------------------------------
                                                   Henry H. Greer
                                               President, Chief Operating
                                          Officer, and Chief Financial Officer