Form 10-Q
period 1997-09-30
SEI CORP
filed 1997-11-13
CIK 350894

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
    X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ----
Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1997 or
                                                    ------------------
   _______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                                    0-10200
--------------------------------------------------------------------------------
                            (Commission File Number)

                            SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                     23-1707341
---------------------------------------     ------------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                       Identification Number)

             1 FREEDOM VALLEY DRIVE, OAKS, PENNSYLVANIA  19456-1100
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997: 18,112,507 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 (In thousands)


                                                      September 30, 1997   December 31, 1996
                                                      ------------------   -----------------
                                                          (unaudited)
Assets
------

Current assets:

Cash and cash equivalents                                    $ 12,000            $ 13,167
Receivables from regulated investment companies                13,312              10,836
Receivables, net of allowance for doubtful
    accounts of $1,539 and $1,350                              29,342              19,558
Loans receivable available for sale                            15,924              13,043
Deferred income taxes                                           5,850               4,527
Prepaid expenses                                                4,015               3,825
                                                             --------            --------

          Total current assets                                 80,443              64,956
                                                             --------            --------

Investments available for sale                                  1,403               1,000
                                                             --------            --------

Property and equipment, net of accumulated
    depreciation and amortization of $49,893
    and $48,128                                                52,134              48,620
                                                             --------            --------

Capitalized software, net of accumulated
    amortization of $7,571 and $5,193                          17,833              13,577
                                                             --------            --------

Customer lists, net of accumulated
    amortization of $212 and $0                                 2,488               2,000
                                                             --------            --------

Other assets, net                                              10,025              10,888
                                                             --------            --------

          Total Assets                                       $164,326            $141,041
                                                             ========            ========








        The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                        (In thousands, except par value)



                                                      September 30,1997   December 31, 1996
                                                      -----------------   -----------------
                                                         (unaudited)
Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:

Accounts payable                                            $ 7,398             $ 5,863
Accrued compensation                                         13,082              14,503
Accrued discontinued operations disposal costs                7,194               7,417
Accrued proprietary fund services                             8,195               6,748
Other accrued liabilities                                    23,003              20,303
Line of credit                                                   --              20,000
Current portion of long-term debt                             2,000                  --
Deferred revenue                                              6,311               5,123
                                                           --------            --------

     Total current liabilities                               67,183              79,957
                                                           --------            --------

Long-term debt                                               33,000                  --
                                                           --------            --------

Deferred income taxes                                         7,578               4,976
                                                           --------            --------

Shareholders' equity:

Common stock, $.01 par value, 100,000 shares
   authorized; 18,113 and 18,498 shares issued
   and outstanding                                              181                 185
Capital in excess of par value                               56,490              54,959
Retained earnings                                                --               1,141
Cumulative translation adjustments                             (352)               (177)
Unrealized holding gain on investments                          246                  --
                                                           --------            --------

          Total shareholders' equity                         56,565              56,108
                                                           --------            --------

          Total Liabilities and Shareholders' Equity       $164,326            $141,041
                                                           ========            ========







        The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                      Three Months
                                                    -----------------
                                                   Ended September 30,
                                                   -------------------
                                                     1997        1996
                                                     ----        ----
Revenues                                           $74,283     $60,165

Expenses:
 Operating and development                          36,401      30,320
 Sales and marketing                                22,932      16,952
 General and administrative                          3,411       3,918
                                                   -------     -------

Income before interest and income taxes             11,539       8,975

Interest income                                        233         427
Interest expense                                      (667)        (12)
                                                   -------     -------

Income before income taxes                          11,105       9,390
Income taxes                                         4,166       3,484
                                                   -------     -------

Net income                                         $ 6,939     $ 5,906
                                                   =======     =======

Earnings per common and common equivalent share
 (primary and fully diluted)                          $.36        $.31
                                                   =======     =======





        The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                      Nine Months
                                                   -------------------
                                                   Ended September 30,
                                                   -------------------
                                                    1997         1996
                                                    ----         ----
Revenues                                           $208,517   $184,945

Expenses:
 Operating and development                          106,161     98,541
 Sales and marketing                                 63,588     50,823
 General and administrative                           9,995     10,050
                                                   --------   --------

Income before interest and income taxes              28,773     25,531

Gain on sale of investments available for sale           --      1,097
Interest income                                         717        608
Interest expense                                     (1,816)       (36)
                                                   --------   --------

Income before income taxes                           27,674     27,200
Income taxes                                         10,793     10,608
                                                   --------   --------

Net income                                         $ 16,881   $ 16,592
                                                   ========   ========

Earnings per common and common equivalent share
 (primary and fully diluted)                           $.88       $.86
                                                   ========   ========





        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)
                                 (In thousands)

                                                                     Nine Months
                                                                 --------------------
                                                                  Ended September 30,
                                                                 --------------------
                                                                   1997        1996
                                                                   ----        ----
Cash flows from operating activities:
Net income                                                        $16,881    $16,592
Adjustments to reconcile net income
     to net cash provided by operating activities:
        Depreciation and amortization                              11,982      7,700
        Provision for losses on receivables                           189        144
        Discontinued operations                                        --     (3,978)
        Tax benefit on stock options exercised                      1,903      2,034
        Gain on sale of investments available for sale                 --     (1,097)
        Other                                                        (847)     3,587
        Change in current assets and liabilities:
          Decrease (increase) in
             Receivables from regulated investment companies       (2,476)      (486)
             Receivables                                           (9,973)    (1,032)
             Loans receivable available for sale                   (2,881)    (4,757)
             Prepaid expenses                                        (190)       (83)
          Increase (decrease) in
             Accounts payable                                       1,535       (484)
             Accrued compensation                                  (1,421)    (3,189)
             Accrued discontinued operations disposal costs          (223)        --
             Accrued proprietary fund services                      1,447      3,159
             Other accrued liabilities                              4,920      2,621
             Deferred revenue                                       1,188       (820)
                                                                   ------     ------
          Net cash provided by operating activities                22,034     19,911
                                                                   ------     ------

Cash flows from investing activities:
        Additions to property and equipment                       (10,488)   (19,911)
        Additions to capitalized software                          (6,634)    (7,135)
        Deposit on property and equipment                              --     (2,138)
        Investment in joint venture                                    --     (1,658)
        Proceeds from sale of investments available for sale           --      6,536
        Other                                                        (461)    (1,061)
                                                                   ------     ------
          Net cash used in investing activities                   (17,583)   (25,367)
                                                                   ------     ------

Cash flows from financing activities:
        Proceeds from issuance of long-term debt                   35,000         --
        Proceeds from (payment of) line of credit                 (20,000)    19,000
        Purchase and retirement of common stock                   (23,347)    (9,635)
        Proceeds from issuance of common stock                      7,506      4,517
        Payment of dividends                                       (4,777)    (4,090)
                                                                   ------     ------
          Net cash provided by (used in) financing activities      (5,618)     9,792
                                                                   ------     ------

Net increase (decrease) in cash and cash equivalents               (1,167)     4,336

Cash and cash equivalents, beginning of period                     13,167     10,256
                                                                  -------    -------

Cash and cash equivalents, end of period                          $12,000    $14,592
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

         Summary Financial Information and Results of Operations
         -------------------------------------------------------
         In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996.

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

         Property and Equipment
         ----------------------
         Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                              Estimated
                                                                                                             Useful Lives
                                                    September 30, 1997           December 31, 1996            (In Years)
                                                    ------------------           -----------------           ------------

Equipment                                             $ 43,227,000                   $40,390,000                  3 to 5
Buildings                                               27,840,000                    25,907,000                25 to 39
Land                                                     6,980,000                     6,730,000                     N/A
Purchased software                                       9,039,000                     9,397,000                       3
Furniture and fixtures                                   9,697,000                     9,030,000                  3 to 5
Leasehold improvements                                   5,244,000                     5,294,000              Lease Term
                                                      ------------                   -----------

                                                       102,027,000                    96,748,000

Less:  Accumulated depreciation
          and amortization                             (49,893,000)                  (48,128,000)
                                                      ------------                   -----------
Property and Equipment, net                           $ 52,134,000                   $48,620,000
                                                      ============                   ===========

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

       Customer Lists
       --------------
       Customer Lists represent the value assigned to customer relationships obtained in various acquisitions. Customer Lists are amortized on a straight-line basis over 10 years. The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted cash flow is less than the net book value of the asset, the asset is written down to its net realizable value. As of September 30, 1997, no such write-down was required.

       Capitalized Software
       --------------------
       The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years.

       Earnings per Share
       ------------------
       The Company utilizes the treasury stock method to compute earnings per share in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15"). Earnings per common and common equivalent share (primary earnings per share) is computed using the weighted average number of common shares and dilutive common share equivalents (stock options) outstanding. Earnings per share, assuming full dilution (fully diluted earnings per share), is based upon an increased number of shares that would be outstanding assuming exercise of stock options when the Company's stock price at the end of the period is higher than the average price within the respective period. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the earnings per share calculation. For the three months ended September 30, 1997 and 1996, the weighted average shares outstanding for primary earnings per share were 19,238,000 and 19,113,000, respectively. For the nine months ended September 30, 1997 and 1996, the weighted average shares outstanding for primary earnings per share were 19,259,000 and 19,375,000, respectively. Shares used to calculate fully diluted earnings per share were not materially different from those used to calculate primary earnings per share.

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

        Under SFAS 128, basic earnings per share for the three months ended September 30, 1997 and 1996 would have been $.38 and $.32, respectively. Basic earnings per share for the nine months ended September 30, 1997 and 1996 would have been $.92 and $.89, respectively. Diluted earnings per share for the three months ended September 30, 1997 and 1996 would have been $.36 and $.31, respectively. Diluted earnings per share for the nine months ended September 30, 1997 and 1996 would have been $.88 and $.86, respectively.

        Statements of Cash Flows
        ------------------------
        For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

        Supplemental disclosures of cash paid/received during the nine months ended September 30:

                                                                                 1997                       1996
                                                                                 ----                       ----

Interest paid                                                                $1,499,000                 $  441,000
Interest and dividends received                                              $  704,000                 $  610,000
Income taxes paid                                                            $5,187,000                 $5,156,000

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

Note 2. Receivables - Receivables on the accompanying Consolidated Balance
        -----------
        Sheets consist of the following:

                                       September 30, 1997             December 31, 1996
                                       ------------------             -----------------

Trade receivables                          $15,312,000                   $10,124,000
Fees earned, not received                    2,507,000                     3,511,000
Fees earned, not billed                     13,062,000                     7,273,000
                                           -----------                   -----------

                                            30,881,000                    20,908,000
Less:  Allowance for doubtful accounts      (1,539,000)                   (1,350,000)
                                           -----------                   -----------

                                           $29,342,000                   $19,558,000
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

Note 4.  Investments Available for Sale - Investments available for sale
         ------------------------------
         represent investments by the Company in mutual funds which are primarily invested in equity securities. The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses on these investments are reported as a separate component of Shareholders' equity. Realized gains and losses are determined by the specific identification method and are reported separately on the accompanying Consolidated Statements of Income.

         At September 30, 1997, Investments available for sale had an aggregate cost of $1,000,000 and an aggregate market value of $1,403,000 with gross unrealized gains of $403,000. At that date, the unrealized holding gains of $246,000 (net of income taxes of $157,000) were reported as a separate component of Shareholders' equity on the accompanying Consolidated Balance Sheets. There were no unrealized losses as of September 30, 1997.

         At December 31, 1996, Investments available for sale had an aggregate cost of $1,000,000. At that date, the fair value of these investments approximated their original cost. There were no unrealized gains or losses as of December 31, 1996.

Note 5.  Line of Credit - The Company has a line of credit agreement (the
         --------------
         "Agreement") with its principal lending institution which provides for borrowings of up to $50,000,000. The Agreement ends on May 31, 1998, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or three-tenths percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-tenth percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. The Company had no outstanding borrowings on its line of credit at September 30, 1997.

Note 6.  Long-term Debt - On February 24, 1997, the Company signed a Note
         --------------
         Purchase Agreement authorizing the issuance and sale of $20,000,000 of 7.20% Senior Notes, Series A, and $15,000,000 of 7.27% Senior Notes, Series B, (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years with an average life of 7 to 10 years. The proceeds from the Notes were used to repay the outstanding balance on the Company's line of credit. The Note Purchase Agreement contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. None of these covenants negatively affect the Company's liquidity or capital resources. Principal payments on the Notes will be made annually beginning one year from the date of issuance while interest payments will be made semi-annually in the months of February and August. The current portion of the Notes amounted to $2,000,000 at September 30, 1997.

Note 7.  Common Stock Buyback - The Board of Directors has authorized the
         --------------------
         purchase of the Company's common stock on the open market or through private transactions, including additional authorizations of $12,636,000 on May 14, 1997 and $25,000,000 on September 26, 1997, of
         up to an aggregate of $213,365,000. The Company purchased 430,000 shares at a cost of $12,327,000 during the third quarter of 1997 and 918,000 shares at a cost of $23,347,000 during the first nine months of 1997. The Company purchased 1,100,000 shares at a cost of $30,827,000 through November 13, 1997. The Company has $17,036,000 remaining authorization to purchase its common stock under the current common stock repurchase program.

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

Note 9.  Sale of Discontinued Operations - On July 25, 1997, the Company
         -------------------------------
         entered into a definitive agreement to sell the remaining net assets of its Capital Resources Division ("CR") to the purchase group of Notre Capital Ventures II, L.L.C. and William Nicholson, formerly Senior Vice President and Head of Donaldson, Lufkin and Jenrette's Asset Consulting Group. The Company's management believes that the provision established in the fourth quarter of 1996 for the disposal of discontinued operations is adequate to cover all costs during the transfer of CR's operations. Based upon the terms of the agreement, the Company may recognize a gain at closing which would be immaterial to the Consolidated Financial Statements. Any future payments due the Company will be realized when received. The deal is expected to close in the fourth quarter of 1997.

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

         The following tables highlight certain unaudited financial information about each of the Company's segments for the three and nine months ended September 30, 1997 and 1996. Prior-period business segment information has been restated to conform with current-period presentation.

                                                   Investment
                                                 Technology and      Asset       General
                                                    Services      Management    and Admin.   Consolidated
                                                 --------------   -----------   -----------  ------------

                                                   For the Three-Month Period Ended September 30, 1997
                                                 --------------------------------------------------------
Revenues                                         $45,271,000      $29,012,000                 $74,283,000
                                                 ===========      ===========                 ===========
Operating profit                                 $10,553,000      $ 4,397,000  $(3,411,000)   $11,539,000
                                                 ===========      ===========  ===========

Interest income                                                                                   233,000
Interest expense                                                                                 (667,000)
                                                                                              -----------

Income before income taxes                                                                    $11,105,000
                                                                                              ===========

Depreciation and amortization                    $ 2,642,000      $ 1,497,000  $   190,000    $ 4,329,000
                                                 ===========      ===========  ===========    ===========

Capital expenditures                             $ 3,556,000      $   176,000  $   151,000    $ 3,883,000
                                                 ===========      ===========  ===========    ===========








                                                   For the Three-Month Period Ended September 30, 1996
                                                 --------------------------------------------------------

Revenues                                         $40,076,000      $20,089,000                 $60,165,000
                                                 ===========      ===========                 ===========
Operating profit                                 $11,577,000      $ 1,316,000  $(3,918,000)   $ 8,975,000
                                                 ===========      ===========  ===========

Interest income                                                                                   427,000
Interest expense                                                                                  (12,000)
                                                                                              -----------

Income before income taxes                                                                    $ 9,390,000
                                                                                              ===========

Depreciation and amortization                    $ 1,684,000      $   587,000  $    49,000    $ 2,320,000
                                                 ===========      ===========  ===========    ===========

Capital expenditures                             $ 5,749,000      $ 1,674,000  $ 1,100,000    $ 8,523,000
                                                 ===========      ===========  ===========    ===========

                                                   Investment
                                                 Technology and      Asset        General
                                                    Services      Management    and Admin.    Consolidated
                                                 --------------   -----------  -------------  ------------

                                                    For the Nine-Month Period Ended September 30, 1997
                                                 ---------------------------------------------------------
Revenues                                         $129,689,000     $78,828,000                 $208,517,000
                                                 ============     ===========                 ============
Operating profit                                 $ 31,021,000     $ 7,747,000  $ (9,995,000)  $ 28,773,000
                                                 ============     ===========  ============

Interest income                                                                                    717,000
Interest expense                                                                                (1,816,000)
                                                                                              ------------

Income before income taxes                                                                    $ 27,674,000
                                                                                              ============

Depreciation and amortization                    $  7,755,000     $ 3,683,000  $    544,000   $ 11,982,000
                                                 =============    ===========  ============   ============

Capital expenditures                             $  7,967,000     $ 1,649,000  $    872,000   $ 10,488,000
                                                 ============     ===========  ============   ============





                                                    For the Nine-Month Period Ended September 30, 1996
                                                 ---------------------------------------------------------
Revenues                                         $128,927,000     $56,018,000                 $184,945,000
                                                 ============     ===========                 ============
Operating profit                                 $ 32,579,000     $ 3,002,000  $(10,050,000)  $ 25,531,000
                                                 ============     ===========  ============

Gain on sale of investments available
     for sale                                                                                    1,097,000
Interest income                                                                                    608,000
Interest expense                                                                                   (36,000)
                                                                                              ------------

Income before income taxes                                                                    $ 27,200,000
                                                                                              ============

Depreciation and amortization                    $  5,825,000     $ 1,718,000  $    157,000   $  7,700,000
                                                 ============     ===========  ============   ============

Capital expenditures                             $ 13,785,000     $ 3,656,000  $  2,470,000   $ 19,911,000
                                                 ============     ===========  ============   ============

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------



The Company is organized around two product lines: Investment Technology and Services and Asset Management. Financial information for each of these segments is reflected in Note 10 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

Third Quarter Ended September 30, 1997 Compared to Third Quarter Ended September 30, 1996

The Company's results of operations for the third quarter of 1997 included revenues of $74,283,000, compared to $60,165,000 for the same period of 1996, an increase of 23 percent. Net income for the third quarter of 1997 was $6,939,000, compared to $5,906,000 in the same period of 1996, an increase of 17 percent. Earnings per share for the three months ended September 30, 1997 and 1996 was $.36 and $.31, respectively. Fund balances continued to expand during the third quarter of 1997. Total fund balances at September 30, 1997 were $108.8 billion compared to $77.8 billion at September 30, 1996, an increase of 40 percent. Included in these totals are proprietary fund balances of $79.1 billion at September 30, 1997 and $54.4 billion at September 30, 1996, an increase of 45 percent. The increase in revenues and earnings in the third quarter of 1997 was primarily the result of significant growth in fund balances.

INVESTMENT TECHNOLOGY AND SERVICES - Revenues from Investment Technology and
----------------------------------
Services for the three months ended September 30, 1997 and 1996 were $45,271,000 and $40,076,000, respectively.


                                      INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                                    ------------------------------------------------

                                      3RD QTR      3RD QTR      DOLLAR      PERCENT
                                       1997         1996        CHANGE      CHANGE
                                    -----------  -----------  ----------   ---------
Trust technology services           $25,518,000  $25,881,000  $ (363,000)       (1%)
Proprietary fund services            18,068,000   13,777,000   4,291,000        31%
Trust back-office processing
     services                         1,685,000      418,000   1,267,000       303%
                                    -----------  -----------  ----------

     Total                          $45,271,000  $40,076,000  $5,195,000        13%
                                    ===========  ===========  ==========

Trust technology services revenues remained relatively flat from the prior-year period despite the recognition of significant one-time revenues in the third quarter of 1997 and 1996. In the third quarter of 1996, the Company recognized approximately $2.0 million of one-time implementation fees associated with the expansion of services to existing clients involved in mergers or acquisitions within the banking industry. In the third quarter of 1997, trust technology services revenues included approximately $2.5 million of one-time implementation fees in connection with the contracting of new trust clients. However, these one-time implementation fees in 1997 were offset by approximately $1.5 million in lost recurring processing fees due to the deconversion of several clients that terminated their relationship with the Company in 1996. The outlook for trust technology services revenues is optimistic as the Company has entered into several new trust client relationships this year.

Proprietary fund services revenues increased 31 percent from the prior-year period due to an increase in average proprietary fund balances over the past year. Average proprietary fund balances increased $24.3 billion or 47 percent from $52.0 billion during the third quarter of 1996 to $76.3 billion during the third quarter of 1997. This increase in average proprietary fund balances is primarily due to growth from existing proprietary fund complexes. The Company expects the strong growth trend in proprietary fund balances to continue which would favorably affect proprietary funds revenues in the future.

The Company is experiencing significant growth in its trust back-office processing business which is an extension of its trust technology services business. The increase in trust back-office processing services revenues was the result of an increase in processing fees from the contracting of new clients. Management believes the Company is favorably positioned to provide these services to the bank market as the concept of total outsourcing gains momentum. The Company is currently establishing new trust back-office client relationships that could generate significant revenues in future years.

                                          INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                                          -------------------------------------------

                                            3RD QTR         3RD QTR        DOLLAR         PERCENT
                                              1997            1996         CHANGE         CHANGE
                                          -----------     -----------    ----------       -------

Operating and development                 $25,008,000     $21,073,000    $3,935,000          19%
Sales and marketing                       $ 9,710,000     $ 7,426,000    $2,284,000          31%

Operating and development expenses were affected by several distinct factors in the third quarter of 1997 resulting in an increase of 19 percent over the prior year period. During the past two years, the Company has expended significant resources to enhance its trust technology software, primarily through the open architecture project. Costs incurred in connection with these computer software development projects that were once eligible for capitalization must now be expensed in the current period according to the guidelines established in SFAS 86 (See Note 1 of the Notes to Consolidated Financial Statements).
Additionally, personnel and other operating expenses increased as a direct result of the establishment of new back-office processing client relationships. Also, the Company recognized additional direct proprietary funds expenses associated with the growth in proprietary funds revenues.

Sales and marketing expenses increased 31 percent due to additional personnel costs, primarily consulting and temporary labor, associated with the implementation of new trust technology and back-office processing clients in 1997.

Operating profit from Investment Technology and Services for the three months ended September 30, 1997 was $10,553,000 compared to the $11,577,000 reported in the corresponding quarter of 1996. Operating margins were 23 percent for the three months ended September 30, 1997, compared to 29 percent for the same period of 1996. The increased computer software development costs that are expensed in the current period, as well as the additional personnel costs associated with the contracting of new trust back-office processing clients, had a negative impact on this segment's operating profit and margin in the current quarter. Management believes that the contracting of new trust clients along with the increased interest in the Company's trust products, driven by the YEAR 2000 problem, will add substantial recurring revenues and improved margins in the future. Conversely, future revenues and operating profits could be negatively affected by the loss of bank clients as a result of mergers and acquisitions within the banking industry.

ASSET MANAGEMENT - Revenues from Asset Management for the three months ended
----------------
September 30, 1997 and 1996 were $29,012,000 and $20,089,000, respectively.


                                                 ASSET MANAGEMENT REVENUES
                                                 -------------------------

                                            3RD QTR          3RD QTR       DOLLAR          PERCENT
                                              1997             1996        CHANGE          CHANGE
                                          -----------      -----------   ----------        -------

Investment management
     services                             $14,713,000      $ 9,432,000   $5,281,000           56%
Liquidity management services               6,049,000        5,191,000      858,000           17%
Other investment products
     and services                           8,250,000        5,466,000    2,784,000           51%
                                          -----------      -----------   ----------

     Total                                $29,012,000      $20,089,000   $8,923,000           44%
                                          ===========      ===========   ==========

Investment management services revenues increased 56 percent from the prior-year period due to an increase in average fund balances from the Company's Family of Funds during the past year. Average assets under management from the Company's Family of Funds were $10.4 billion for the third quarter of 1997 compared to $6.1 billion for the third quarter of 1996, an increase of 70 percent. This increase was primarily the result of increased sales of the Company's Family of Funds to high-net-worth individuals through various registered investment advisors and increased sales of its asset management programs to institutional investors. Additionally, investment management services revenues are partially affected by market conditions. The current favorable stock market environment has moderately aided the growth in average assets under management. Revenues are expected to expand as the Company continues to experience growth through its registered investment advisor channel and acceptance of its asset management programs by institutional investors.

Liquidity management services revenues increased 17 percent over the prior year period due to an increase in average fund balances invested in the Company's lower-fee liquidity products. Average assets under management from the Company's liquidity funds were $17.1 billion for the third quarter of 1997 compared to $15.3 billion for the third quarter of 1996. Revenues from the Company's liquidity products may experience only minimal growth or remain relatively flat.

Other investment products and services revenues increased 51 percent from the prior-year period. This increase is the result of an increase in revenues generated from the Company's new business ventures, in addition to an increase in bank-related brokerage services. The Company's new business ventures are expected to experience continued revenue growth for the remainder of the year.

                                                 ASSET MANAGEMENT EXPENSES
                                                 -------------------------
                                           3RD QTR         3RD QTR        DOLLAR          PERCENT
                                             1997            1996         CHANGE          CHANGE
                                         -----------      ----------     ----------       -------

Operating and development                $11,393,000      $9,247,000     $2,146,000         23%
Sales and marketing                      $13,222,000      $9,526,000     $3,696,000         39%

Operating and development expenses increased 23 percent from the prior-year period as a result of increases in advisory fees associated with the increase in assets under management and direct brokerage expenses associated with the increase in bank-related brokerage services revenues. Additionally, the Company continued to make investments in its new business ventures to improve service efficiency to clients.

The 39 percent increase in sales and marketing expenses was due primarily to increases in personnel expenses and promotion expenses associated with the significant growth in the Company's asset management business.

The Asset Management segment recorded an operating profit of $4,397,000 with an operating margin of 15 percent for the three months ended September 30, 1997 compared to an operating profit of $1,316,000 with an operating margin of 7 percent for the three months ended September 30, 1996. Operating profit and margin increased primarily due to the significant increase in assets under management which generated substantial revenues without substantial additional ongoing expenses. The Company expects continued growth in its asset management business for the remainder of 1997.

OTHER INCOME AND EXPENSES - General and administrative expenses for the three
-------------------------
months ended September 30, 1997 and 1996 were $3,411,000 and $3,918,000, respectively, a decrease of 13 percent. This decrease is primarily due to a decline in various expenses associated with corporate overhead groups.

Interest expense for the third quarter of 1997 relates to the Company's issuance of long-term debt in early 1997 (See Note 6 of the Notes to Consolidated Financial Statements). Interest costs associated with the Company's borrowings under its line of credit in the third quarter of 1996 was capitalized as it related to the construction of the Company's corporate campus. Interest income earned is based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period compared to another is due to changes in the average cash balance invested for the period.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

The Company's results of operations for the nine month's ended September 30, 1997 included revenues of $208,517,000, compared to $184,945,000 for the same period of 1996, an increase of 13 percent. Net income for the first nine months of 1997 was $16,881,000, compared to $16,592,000 in the same period of 1996. Earnings per share for the nine months ended September 30, 1997 and 1996 was $.88 and $.86, respectively. Revenues and earnings in 1996 were directly affected by the Company's recognition of substantial one-time trust services revenues due to bank clients involved in mergers and acquisitions within the banking industry. Additionally in 1996, the Company recognized a $1.1 million one-time realized gain, or $.03 per share, from the sale of investments held by the Company. Revenues increased in 1997 primarily due to substantial growth in both proprietary fund assets under administration and assets under management.

INVESTMENT TECHNOLOGY AND SERVICES - Revenues from Investment Technology and
----------------------------------
Services for the nine months ended September 30, 1997 and 1996 were $129,689,000 and $128,927,000, respectively.


                                        INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                                        -------------------------------------------

                                    NINE MONTHS   NINE MONTHS      DOLLAR       PERCENT
                                        1997          1996         CHANGE       CHANGE
                                    ------------  ------------  ------------    --------

Trust technology services           $ 73,241,000  $ 84,827,000  $(11,586,000)      (14%)
Proprietary fund services             52,582,000    43,001,000     9,581,000        22%
Trust back-office processing
     services                          3,866,000     1,099,000     2,767,000        252%
                                    ------------  ------------  ------------

     Total                          $129,689,000  $128,927,000  $    762,000         1%
                                    ============  ============  ============

Trust technology services revenues decreased 14 percent from the prior-year period. In 1996, the Company recognized substantial one-time trust services revenues associated with the deconversion of clients that terminated their relationships with the Company in 1996. Subsequently, recurring revenues in 1997 have been negatively affected by the deconversion of these clients that occurred in 1996. The Company also recognized one-time implementation fees in 1996 associated with the expansion of services to existing bank clients involved in mergers or acquisitions within the banking industry which has generated additional recurring trust technology services revenues in 1997. The Company has recently entered into new client trust contracts. Associated with these new contracts, the Company recognized one-time implementation fees in 1997 and will continue to recognize these implementation fees throughout the remainder of the year and implementation fees and recurring revenues in 1998.

Proprietary fund services revenues increased 22 percent from the prior-year period due to an increase in average proprietary fund balances over the past year despite the loss of two bank proprietary fund complexes in early 1996 as a result of bank mergers. Average proprietary fund balances increased $22.3 billion or 47 percent from $47.8 billion during the first nine months of 1996 to $70.1 billion during the first nine months of 1997. The increase in proprietary fund balances was fueled by growth from existing proprietary fund complexes. Additionally, proprietary fund balances were influenced by the transfer of common trust assets into proprietary mutual funds and the conversion of new fund complexes during the past year.

The Company is currently experiencing significant growth in its trust back-office processing business which is an extension of its trust technology services business. The increase in trust back-office processing services revenues was the result of the Company establishing approximately 25 new trust back-office processing client relationships in 1997.

                                     INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                                     -------------------------------------------

                                    NINE MONTHS  NINE MONTHS    DOLLAR     PERCENT
                                       1997         1996        CHANGE     CHANGE
                                    -----------  -----------  ----------   -------
Operating and development           $71,016,000  $71,796,000  $ (780,000)     (1%)
Sales and marketing                 $27,652,000  $24,552,000  $3,100,000      13%

Operating and development expenses remained relatively flat in comparison with the prior year period. Despite this consistency, expenses were affected by different conditions that coincidentally negated one another. With the completion and release of several computer software development projects to enhance the Company's trust technology software during the past year, the Company began the amortization of these projects in 1997. However, this increase in the amortization of capitalized software projects was offset by a decrease in consulting and outsourcing expenses associated with the trust product line.

Sales and marketing expenses increased during the first nine months of 1997 compared to the first nine months of 1996 primarily due to an increase in personnel and promotion expenses to strengthen the Company's sales efforts of its trust product.

Operating profit from Investment Technology and Services for the nine months ended September 30, 1997 was $31,021,000 with an operating margin of 24 percent compared to the $32,579,000 with an operating margin of 25 percent reported in the corresponding period of 1996. The company expects increased profits and improved margins in future periods as the full impact of newly contracted trust clients is realized.

ASSET MANAGEMENT - Revenues from Asset Management for the nine months ended
----------------
September 30, 1997 and 1996 were $78,828,000 and $56,018,000, respectively.


                                                 ASSET MANAGEMENT REVENUES
                                                 -------------------------

                                          NINE MONTHS            NINE MONTHS             DOLLAR              PERCENT
                                             1997                   1996                 CHANGE              CHANGE
                                          -----------            -----------           ----------            -------

Investment management
     services                             $38,712,000            $27,014,000           $11,698,000              43%
Liquidity management services              16,952,000             15,393,000             1,559,000              10%
Other investment products
     and services                          23,164,000             13,611,000             9,553,000              70%
                                          -----------            -----------           -----------

     Total                                $78,828,000            $56,018,000           $22,810,000              41%
                                          ===========            ===========           ===========

Investment management services revenues increased 43 percent from the prior-year period due to an increase in average fund balances from the Company's Family of Funds during the past year. Average assets under management from the Company's Family of Funds were $8.9 billion for the first nine months of 1997 compared to $5.4 billion for the corresponding period of 1996, an increase of 65 percent. This increase was primarily the result of increased sales of the Company's Family of Funds to high-net-worth individuals through various registered investment advisors and increased sales of its asset management programs to institutional investors.

Liquidity management services revenues increased 10 percent due to an increase in average fund balances invested in the Company's lower-fee liquidity products. Average assets under management from the Company's liquidity funds were $16.3 billion for the first nine months of 1997 compared to $14.6 billion for the first nine months of 1996.

Other investment products and services revenues increased 70 percent primarily due to an increase in bank-related brokerage services. Additionally, several of the Company's new business ventures have experienced significant revenue growth during the past nine months.

                                                 ASSET MANAGEMENT EXPENSES
                                                 -------------------------
                                          NINE MONTHS            NINE MONTHS             DOLLAR              PERCENT
                                             1997                   1996                 CHANGE              CHANGE
                                         ------------            -----------            ----------           --------

Operating and development                 $35,145,000            $26,745,000            $8,400,000              31%
Sales and marketing                       $35,936,000            $26,271,000            $9,665,000              37%

Operating and development expenses increased 31 percent from the prior-year period primarily due to an increase in direct brokerage expenses associated with the increase in bank-related brokerage services revenues. The Company also incurred additional investment advisor expenses as a direct result of the growth in assets under management. Additionally, the Company continued to make investments in its new business ventures to improve service efficiency to clients.

The 37 percent increase in sales and marketing expenses was primarily due to increases in personnel and promotion expenses associated with the Company's asset management business, as well as continued investments in the Company's new business ventures to establish, maintain, and enhance its distribution channels in non-U.S. markets. The Company expects these investments in its new business ventures to continue for the remainder of 1997.

The Asset Management segment recorded an operating profit of $7,747,000 for the first nine months ended September 30, 1997 compared to an operating profit of $3,002,000 in the corresponding period of 1996. Operating margins for the first nine months ending September 30, 1997 and 1996 were 10 percent and 5 percent, respectively. Operating profit and margin increased primarily due to the strong growth in assets under management, as well as a reduction in losses recognized from the Company's new business ventures.

OTHER INCOME AND EXPENSES - General and administrative expenses for the nine
-------------------------
months ended September 30, 1997 and 1996 were $9,995,000 and $10,050,000, respectively. General and administrative expenses were unchanged from the prior year period.

Interest expense for the first nine months of 1997 relates to the Company's issuance of long-term debt in early 1997 (See Note 6 of the Notes to Consolidated Financial Statements). Interest costs associated with the Company's borrowings under its line of credit in 1996 was capitalized as it related to the construction of the Company's corporate campus. Interest income earned is based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period compared to another is due to changes in the average cash balance invested for the period.

DISCONTINUED OPERATIONS - Discontinued operations in the third quarter of 1997
-----------------------
had revenues of $5,988,000 and pre-tax losses of $558,000 compared to revenues of $7,907,000 and pre-tax losses of $254,000 for the third quarter of 1996. Discontinued operations for the first nine months of 1997 had revenues of $19,386,000 and pre-tax losses of $2,536,000 compared to revenues of $25,202,000 and pre-tax losses of $4,728,000 for the corresponding period in 1996. The 1997 losses are charged against the provision which was established in the fourth quarter of 1996 and is reflected in Accrued discontinued operations disposal costs on the accompanying Consolidated Balance Sheets. The Company's management believes that the provision established in the fourth quarter of 1996 for the disposal of discontinued operations is adequate to cover all costs during the transfer of CR's operations (See Note 9 of the Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES - The Company's ability to generate cash
-------------------------------
adequate to meet its needs results primarily from cash flow from operations and its capacity for additional borrowing. The Company has a line of credit agreement which provides for borrowings of up to $50,000,000 (See Note 5 of the Notes to Consolidated Financial Statements). At September 30, 1997, the Company's sources of liquidity consisted primarily of cash and cash equivalents of $12,000,000 and the unused balance on the line of credit of $50,000,000. The availability of the line of credit is subject to the Company's compliance with certain covenants set forth in the agreement. On February 24, 1997, the Company issued $35,000,000 of medium-term notes (See Note 6 of the Notes to Consolidated Financial Statements). The proceeds were used to repay the outstanding balance on its line of credit which amounted to $30,000,000.

Cash flow provided by operations for the nine months ended September 30, 1997 and 1996 was $22,034,000 and $19,911,000, respectively. Cash flow provided by operations for the first nine months in 1997 was negatively affected by an increase in unbilled receivables for implementation fees associated with the contracting of new trust clients. These unbilled receivables represent timing differences between services provided and contractual billing schedules (See
Note 2 of the Notes to Consolidated Financial Statements). Additionally, cash flow provided by operations for the first nine months in 1997 was negatively affected by an increase in receivables from regulated investment companies due to the significant growth in assets under management. Cash flow from operations in 1996 was negatively affected by the additional purchases of loans classified as Loans receivable available for sale that were purchased through the Company's Swiss based subsidiary (See Note 3 of the Notes to Consolidated Financial Statements). Additionally, a substantial amount of cash was used to support the Company's discontinued operations during the first nine months of 1996.

Capital expenditures, including capitalized software development costs, for the nine months ended September 30, 1997 and 1996 were $17,122,000 and $27,046,000, respectively. Capital expenditures in 1996 included all costs associated with the construction of the Company's corporate campus. The Company expects its capital expenditures to be significantly less in 1997 due to the completion of the Company's corporate campus in late 1996. Additionally, the Company received $6,536,000 in 1996 from the sale of all of its investments classified as Investments available for sale. The Company has purchased 1,100,000 shares of its common stock at a cost of $30,827,000 during 1997. The Company still has $17,036,000 remaining authorized for the purchase of its common stock.

The Company's operating cash flow, borrowing capacity, and liquidity should provide adequate funds for continuing operations, continued investment in new products and equipment, its common stock repurchase program, future dividend payments, and principal and interest payments on its long-term debt.

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.  EXHIBITS AND REPORTS ON REPORT 8-K
-------  ----------------------------------


     (a) The following is a list of exhibits filed as part of the Form 10-Q.

          Exhibit 11.  Earnings per share calculations

          Exhibit 27.  Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three-month period ended September 30, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SEI INVESTMENTS COMPANY


 Date  November 13, 1997      By /s/    Henry H. Greer
     ---------------------       -----------------------------------
                                        Henry H. Greer
                                  President, Chief Operating
                                Officer, and Chief Financial Officer