Form 10-K405
period 1997-12-31
SEI CORP
filed 1998-03-27
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                               ================

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                December 31, 1997
                           ------------------------------------------------
                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                     Commission file number     0 - 10200
                                           -------------------

                            SEI INVESTMENTS COMPANY
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Pennsylvania                                23-1707341
--------------------------------------     ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
  incorporation or organization)

1 Freedom Valley Drive, Oaks, Pennsylvania            19456-1100
------------------------------------------  ----------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including
area code                                              610-676-1000
                                            -----------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on Which
        Title of Each Class                             Registered
-----------------------------------------   -----------------------------------
                None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
-------------------------------------------------------------------------------
                                  (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                           (Cover page 1 of 2 pages)

                           Exhibit Index on page 53
                              Page 1 of 116 pages

State the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as reported by NASDAQ as of February 28, 1998: $704,754,941. For purposes of making this calculation only, registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the common stock of the registrant.

       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes              No
    ___________     ___________


                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1998: 17,729,912.


                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated by reference herein:

     1. Notice of and Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this annual report, incorporated by reference in Part III hereof.

                           (Cover page 2 of 2 pages)

                                    PART I
                                    ------

Item 1.  Business.
         --------

General Development of Business
-------------------------------

SEI Investments Company ("SEI" or the "Company") was incorporated in Pennsylvania in 1968. SEI Investments Distribution Company ("SIDCO"), formerly known as SEI Financial Services Company, SEI Investments Management Corporation ("SIMC"), formerly known as SEI Financial Management Corporation, and SEI Trust Company ("SEI Trust") are the principal wholly owned subsidiaries of the Company. SIDCO is a broker-dealer registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940. SEI Trust is a trust entity chartered in the Commonwealth of Pennsylvania.

At the time of the Company's initial public offering in March 1981, the Company's principal business activity was providing an on-line, real-time accounting and management information system to bank trust departments. Beginning in 1982, the Company, through SIDCO and SIMC, expanded its trust product line by sponsoring a number of institutional investment products, primarily in the form of registered investment companies sold to SEI clients and other institutional investors and financial intermediaries.

In 1983, the Company, through SIDCO, entered the pension and investment consulting business by acquiring the Funds Evaluation Division of A.G. Becker Paribas, Inc. and began providing a comparative investment performance evaluation service to tax-exempt fund sponsors and institutional money managers. In 1986, the Company, through an additional acquisition, began providing
evaluation services to Canadian fund sponsors and money managers.   In 1995, the
Company decided to exit its U.S. consulting business and subsequently sold its Capital Resources Division ("CR") as of December 31, 1997 (See Note 2 of the Notes to Consolidated Financial Statements). The Company has retained its Canadian pension and investment advisor consulting business.

In 1989, the Company acquired National FSI, Inc., which eventually became SEI Defined Contribution Retirement Services ("DC"), a division of SIMC. DC provided administrative and processing services and software services for use by employee benefit plans. In 1996, the Company completed the transfer of the processing services provided by DC to a third party and at December 31, 1996, the Company wrote off its entire interest in DC (See Note 2 of the Notes to Consolidated Financial Statements).

In 1990, SIDCO and SIMC began providing a full range of administration and distribution services to proprietary mutual funds established for banks and other financial institutions and intermediaries. The client serves as the investment advisor for the proprietary funds, and the funds are sold primarily to customers of the client.

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

In 1994, the Company, through SEI Trust, began offering complete back-office accounting and processing services to trust institutions which allows them to outsource their trust operations and related investment functions.

In 1995, the Company began to expand its asset management services outside the United States by targeting selected foreign markets in which the Company could tailor its investment management programs to institutional investors and high-net-worth individuals.

Industry Segments
-----------------

The Company is organized around its two primary business lines: Investment Technology and Services and Asset Management. The Investment Technology and Services segment, which accounted for 62 percent of the Company's consolidated revenues in 1997, includes the following products and services: TRUST 3000 product line, proprietary funds administration and distribution services, and trust back-office processing. The Asset Management segment, which accounted for 38 percent of the Company's consolidated revenues in 1997, consists of the global distribution of the Company's asset management products to the institutional and high-net-worth markets.

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

Investment Technology and Services

     Trust Technology Services


The Company, through SIMC, provides trust and investment accounting and management information services as an outsourcer to financial institutions with its TRUST 3000 product line. TRUST 3000 is a complete trust accounting and investment system with fully automated securities movement and control linked directly to the Depository Trust Company. TRUST 3000 offers investment management functionality through a number of integrated products and sub-systems that supports investment accounting, client administration, portfolio analysis, and trade order processing for both domestic and global securities processing. TRUST 3000 also provides access to multiple third-party pricing and asset related information. The TRUST 3000 product line allows clients to choose the processing alternatives that best suit their business needs. The Company provides trust and investment processing services through a state-of-the-art data communications network which is internally managed. Clients utilize terminals and workstations which are connected through this network to access the Company's data center.

The value of the TRUST 3000 product line has been further enhanced by the introduction of the Company's StrataQuest product line. StrataQuest is a flexible combination of modular workstation application products that transform data into user-friendly customer service and investment analysis desktop applications. StrataQuest also provides technology platform products that manage the flow of data and allow for the integration of TRUST 3000 information with other financial institution systems in an open systems architecture. This product provides standard, efficient, and reliable interfaces that update and retrieve TRUST 3000 information from any application operating in the customer's distributed computing environment.

SEI's market for its trust accounting and management information services consists primarily of bank trust departments managing assets between $10 million and $100 billion. The Company believes that there are approximately 1,500 trust departments of this size. At December 31, 1997, the Company was providing processing or software services to approximately 110 trust departments, including trust departments of 36 of the top 100 banks, located in 37 states, the District of Columbia, and Canada. The Company segregates the trust accounting and information services market by trust assets under management: $20 billion or more in managed assets; $750 million to $20 billion in managed assets; and under $750 million in managed assets. Each of these three trust accounting and management information services markets are characterized by different pricing, service, and product parameters. SEI endeavors to offer a full range of products and services suitable for each. Customers generally contract for terms of three to five years and revenues are based on monthly processing and software application service fees.

Principal competitors of the Company's trust accounting and processing services are Fidelity-Trust Technology Services LLC, SunGard Data Systems, and Marshall and Isley. In addition, numerous financial institutions operate their own trust processing systems. The Company believes that in terms of both revenues and number of clients served, its TRUST 3000 product is the leading trust accounting and management system sold by third-party vendors to bank trust departments.
The Company believes that, with regard to its TRUST 3000 product line, the most important factors in a potential customer's evaluation and choice of vendor are: product and service reliability; security and risk; functional capability; ease of use and future flexibility; value; and cost effectiveness. A vendor's experience in, and commitment to, the financial industry is also considered. Revenues from trust technology services accounted for approximately 35 percent of the Company's consolidated revenues in 1997.

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

Initially, community banks were the target market for this product. However, as the concept of outsourcing has gained credibility and acceptance within the industry, the customer base for these products and services has expanded to include both small and large banks. The Company believes that the market for its outsourcing solution consists primarily of bank trust departments ranging in size from start-ups to those managing assets of $10 billion, and selected business lines of trust departments up to $100 billion in assets. SEI Trust's current contracts span from start-up trust companies to a $50 billion trust department. The term of the contracts varies from three to five years. At December 31, 1997, SEI Trust had contracts to perform back-office processing services to 49 clients.

The major strategic issue facing this product line is the continued consolidation of the banking industry, which may reduce the number of potential bank prospects and/or eliminate customers from its user base. Currently, the only known competitor in this market is Marshall and Isley. Additional competitors can be expected over the next few years. Revenues from trust back-office processing is not yet material as a percentage of the Company's consolidated revenues in 1997.

     Proprietary Fund Services

In 1990, the Company, through SIDCO and SIMC, began providing administrative and distribution services to proprietary mutual funds for which a bank serves as the investment advisor, and are sold primarily to clients of the bank. Today, SEI provides a full range of administration and distribution services to the proprietary funds created for banks, other financial institutions, and money managers. Administration services offered include back-office administrative, financial, legal and regulatory compliance, and shareholder accounting services. Distribution services offered include marketing strategy and sales, and wholesaler support. SEI also assists the client in establishing both product and program strategy. SEI offers a multifaceted marketing program which assists in promoting the funds at the institutional and retail levels. At December 31, 1997, SEI provided administration and distribution services for banks, money managers, and credit union proprietary fund complexes with assets under administration of approximately $82.5 billion. These complexes include various open-end management investment companies.

The Company's market for its proprietary funds services and products consists primarily of bank trust departments and investment advisors. At the end of 1997, there were approximately 115 proprietary fund complexes that existed in the United States. SEI administered proprietary funds for approximately 35 clients at December 31, 1997. The Company's contracts with proprietary mutual funds have initial terms ranging from two to five years. Principal competitors of the Company's proprietary mutual fund services include The BISYS Group, Federated Investors, Inc., First Data Corporation, PFPC, and State Street Bank. The Company believes that a potential customer of its proprietary mutual fund services considers the price of such services, the performance of its administrative and other support services such as legal and marketing, and the integration of such services with proprietary software provided by the Company.

In 1996, Congress signed into law legislation allowing the tax-free conversion of common trust funds into mutual funds. This change in legislation has created an additional opportunity for the Company in its proprietary mutual fund business and has already contributed to the increased amount of assets under administration. While banks are currently prohibited by banking laws from serving as the principal underwriter to mutual funds, legislation has been proposed from time to time to remove this restriction. If such legislation is passed, some banks may consider performing some or all of the services provided by SEI themselves. In addition, consolidation in the banking industry may reduce the number of bank proprietary fund complexes in existence. Revenues from proprietary fund services accounted for approximately 25 percent of the Company's consolidated revenues in 1997.

Asset Management

SEI, through SIDCO and SIMC, has created a number of investment products and services for institutional investors and high-net-worth investors distributed through financial intermediaries. The initial investment products, first distributed in 1982, were developed to meet the liquidity requirements of bank trust departments utilizing the Company's TRUST 3000 product line. In 1985, the Company began offering equity, fixed income, and tax-exempt products.
Currently, the products offered by the Company include a series of Company sponsored domestic equity, fixed income, and tax-exempt mutual funds, separate account management, and offshore funds. The Company employs a total investment management approach that uses a qualitative asset allocation model and investment strategies based upon the precepts of modern portfolio theory, specialist sub-advisors selected and monitored by the Company, and active risk management.

SEI, through SIMC, serves as the administrator, transfer agent, and fund accountant for these products. SIMC also acts as the investment advisor for many of these products. SIMC's investment advisory and administration contracts are subject to renewal annually by the board of trustees of the funds. These contracts provide for the payment of administrative fees based on a percentage of the average daily net assets of each fund.

     Investment Management Services

The Company began providing investment solutions to defined benefit plans, hospitals, endowment funds, and other institutional investors in 1991. SEI offers such investors an integrated investment program which enables a pension or other investment committee to outsource their investment management process to SEI. SEI works with each client to develop asset management strategies that are consistent with the client's business needs and investment objectives. Consideration is given to the client's financial and investment objectives, risk tolerance, investment restrictions, and time horizon. A client's strategy is implemented through SEI's Family of Funds that employ style specific sub-advisors. Through technology, SEI offers its clients continuous portfolio management and periodic reallocation of assets. SEI's total investment management approach provides clients with increased diversification, reduced risk, and greater control over their portfolios. Clients also have the ability to access specialized money managers through separate accounts.

The Company also offers asset management programs tailored to meet the needs of high-net-worth individuals (defined by the Company as individuals with over $500,000 of investable assets) and small institutions that are marketed through selected intermediaries such as independent broker-dealers, registered investment advisors, financial planners, life insurance producers, and bank trust departments. Investment recommendations are based on one of SEI's asset management strategies that utilize SEI's Family of Funds. The Company's asset management strategies offer financial intermediaries various asset allocation models that provide diversification among investment classes and periodic rebalancing to achieve the investor's objectives. SEI also provides marketing assistance, sales support, and back-office services such as custody and recordkeeping.

At December 31, 1997, there were approximately 1,600 clients invested in the Company's asset management programs through separate accounts or through the Company's Family of Funds with $13.7 billion in assets invested. The principal competition for the Company's asset management products is from other investment advisors and mutual fund companies. Fees are earned as a percentage of assets under management. Revenues from investment management services accounted for approximately 19 percent of the Company's consolidated revenues in 1997.


     Liquidity Management Services

Since 1982, the Company has offered liquidity products to bank trust departments. The Company also provides cash sweep technology, cash management services and other financial management solutions to corporations. The Company's cash sweep technology enables a financial institution to sweep excess balances from demand deposit accounts into money market accounts. Recently, the Company began offering a complete cash management investment program, CashStrategies, which incorporates cash flow analytics with SEI developed software to provide corporate treasurers an effective solution in managing their cash and investment portfolios.

The Company's liquidity products consist primarily of money market and other short-term mutual funds and the SEI Repurchase Agreement Program ("REPO"). REPO permits institutions to invest short-term funds in overnight and term tri-party repurchase agreements and other overnight and short-term investment products.

Clients that use the TRUST 3000 product line can also effect purchases and redemptions in SEI's investment products through an automated subsystem included in the Company's TRUST 3000 system that performs daily sweeps of trust accounts and invests the available cash in one or more of the Company's investment products. Other clients may purchase or redeem the Company's investment products and retrieve information about their accounts through SEI Direct, or by telephone orders to SIMC.

The Company's market for its liquidity products and services consists primarily of bank trust departments, investment advisors, and corporations located in the United States. The number of clients using the Company's liquidity products and services totaled approximately 550 at December 31, 1997. Total assets invested in the Company's liquidity funds, including REPO, totaled $17.9 billion at December 31, 1997.

Principal competitors of the Company's liquidity products and services include Federated Investors, Inc., Fidelity Management Corporation, Investors Fiduciary Trust Company, and Goldman, Sachs & Co., and other mutual fund complexes that market to institutional investors as well as individual bank proprietary and common trust funds. The Company believes that a potential customer of its liquidity services business considers the price and performance of the Company's investment products and its diverse product offerings, as well as the ease of investment through SEI's automated sweep system, SEI Direct, and its cash sweep technology. Revenues from liquidity management services accounted for approximately 8 percent of the Company's consolidated revenues in 1997.

     Other Investment Products and Services

The Company has several other operations that include performance measurement and consulting services to Canadian pension plans, brokerage and clearing services, and several other business ventures to expand the Company's asset management business both domestically and internationally.

The Company, through its wholly owned subsidiary, SEI Inc. ("SEI Inc."), formerly known as SEI Financial Services Limited, provides performance evaluation and other consulting services to Canadian pension plans. SEI Inc. also supports money managers in managing their clients' investments through investment performance evaluation services, as well as trading cost analysis and marketing strategy review. The market for the Company's consulting services consists mostly of defined benefit plan sponsors and investment managers located in Canada. At December 31, 1997, the Company was providing consulting services to approximately 370 defined benefit plan sponsors and 40 investment managers.

The Company's fund sponsor, money manager, and TRUST 3000 clients remit payment for services rendered by SEI in cash or, subject to applicable regulatory guidelines, by directing brokerage commissions to SIDCO or SEI Inc. through SEI-approved clearing agents or clearing brokers. These clients may also apply a portion of such directed brokerage commissions to defray certain other third-party costs. As a result of the directed brokerage business, the Company's revenues may be affected by changes in market trading volume or changes in government regulations affecting directed brokerage payments.

In 1994, the Company formed a partnership with three leading academics in the field of finance. The partnership, LSV Asset Management ("LSV"), is a value-oriented, contrarian money manager that offers a deep-value investment alternative. The direct market for LSV's money management services includes large pension fund sponsors world-wide. In addition to managing approximately $463 million of the Company's own mutual funds, LSV is managing approximately $916 million of institutional assets as of December 31, 1997.

The Company also formed an asset management company in Canada in 1994, Primus Capital Advisors Co. ("Primus"). Primus is an investment counselor/portfolio manager offering investment advisory services to both large and small Canadian defined benefit pension plans. At December 31, 1997, Primus had 14 clients with total assets under management of $261 million.

The Company is currently establishing its distribution channels in the global asset management marketplace through various acquisitions and the startup of several satellite offices outside the United States. The Company offers asset management programs and services to high-net-worth investors and institutions in foreign countries, including pension plans, governmental organizations, and private corporations. At December 31, 1997, the Company had approximately $400 million of assets under management through its global asset management group.

Revenues from other investment products and services accounted for approximately 11 percent of the Company's consolidated revenues in 1997.

Marketing and Sales
-------------------

SEI employs 26 sales representatives in its Investment Technology and Services segment and 64 sales representatives in its Asset Management segment. These sales personnel operate from 16 offices located in Oaks, Pennsylvania; San Francisco, California; Chicago, Illinois; Boston, Massachusetts; New York, New York; Dallas, Texas; Norcross, Georgia; Toronto, Ontario; Montreal, Quebec; Vancouver, British Columbia; Halifax, Nova Scotia; Zurich, Switzerland; Dublin, Ireland; Johannesburg, South Africa; Causeway Bay, Hong Kong, and Buenos Aires, Argentina.

Customers
---------
The Company currently serves approximately 2,500 clients. For the year ended December 31, 1997, no single customer accounted for more than 10 percent of the Company's revenues in any industry segment.

Development of New Products and Services
----------------------------------------

     Software products


The Company believes that its service to existing and potential customers is enhanced by its substantial investment in improving existing software products and developing new products and services for the financial industry. To sustain and enhance its competitive position in the industry, the Company is committed to a continuous and high level of expenditures for research and development.
The Company currently utilizes over 250 professionals dedicated to the design, development, and enhancement of SEI products. The Company currently releases new products as they are completed. The benefit to the client is frequent, more manageable releases. Maintenance releases occur four times each year during the months of February, May, August, and November.

The Company's product development efforts are focused on its StrataQuest open architecture product line. StrataQuest allows the Company's clients to operate in a multi-platform environment using client/server installations. This open architecture facilitates the development of new applications for the Company, as well as expanding the upward functionality of its existing products to enhance their attractiveness to the largest clients.

During 1997, 1996, and 1995, the Company expended (including amounts capitalized) approximately $22,500,000 (7.7 percent of revenues), $26,254,000 (10.6 percent of revenues), and $16,744,000 (7.4 percent of revenues), respectively, to design, develop, and modify existing or new products and services.

     Investment products

The Company is looking to capitalize on international growth opportunities in the investment management industry by expanding the distribution of the Company's investment products and services through asset management solutions for institutions and high-net-worth investors outside North America. The Company's strategy is designed to capitalize on two major trends in the global marketplace: (1) the privatization and globalization of pension funds, and (2) the increased wealth accumulation among high-net-worth investors. The Company's marketing efforts have focused on four main regions: Europe, East Asia, Latin America, and South Africa. In all four regions, the Company's initial strategy is to team with local partners to establish name recognition and distribution channels for the Company's products and services. The Company's global asset management group has made significant progress during the past two years, including the establishment of an offshore fund family in Ireland, the creation of a distribution network and an acquisition of an investment advisory firm in Argentina, a joint venture in Taiwan, and asset management contracts signed with a Swiss pension plan and several South African institutions.

     Year 2000

In 1995, the Company began a comprehensive program to address the Year 2000 compliance problem facing the Company's TRUST 3000 product line's technology and operating systems. The Company has completed an analysis of the impact Year 2000 will have on TRUST 3000 and has begun the necessary work to ensure that the product line is Year 2000 compliant by early 1999. Management estimates that it will cost about $10 million to bring TRUST 3000 into Year 2000 compliance, the majority of which will be capitalized. Thus far, the Company has expended about $3.5 million fixing TRUST 3000. Year 2000 is a major focus of the Company's development efforts.

In 1997, the Company expanded its Year 2000 review and analysis to include all other facets of its business. The Company has a dedicated staff that is reviewing the Year 2000 status of all software and technology vendors utilized in the Company's operations and by the mutual funds administered by the Company. Management does not expect to expend significant resources to bring all its internal proprietary systems into Year 2000 compliance. (See Assessment of Risks Associated with the Year 2000 in Management's Discussion and Analysis of Financial Condition and Results of Operations).

Regulatory Considerations
-------------------------

SIDCO and SIMC are subject to various federal and state laws and regulations that grant supervisory agencies, including the SEC, broad administrative powers. In the event of a failure to comply with such laws and regulations, the possible sanctions that may be imposed include the suspension of individual employees, limitations on SIDCO's or SIMC's engaging in business for specified periods of time, the revocation of SIDCO's or SIMC's registration as a broker-dealer or investment advisor, censures, and fines. SEI Trust is subject to laws and regulations imposed by state banking authorities. In the event of a failure to comply with these laws and regulations, limitations may be placed on the business of SEI Trust, or its license as a trust company may be revoked.

Investment products offered by SEI and its subsidiaries are also subject to regulation by the SEC and state securities authorities, as well as non-U.S. regulatory authorities, where applicable. Existing or future regulations that affect these investment vehicles or their investment strategies could impair their investment performance and lead to a reduction in sales of such investment products. Directed brokerage payment arrangements offered by the Company are also subject to SEC and other federal regulatory authorities. Changes in the regulation of directed brokerage or soft dollar payment arrangements could affect the Company's sales of some services, primarily its brokerage and consulting services.

Bank clients of both business segments are subject to supervision by federal and state banking authorities concerning the manner in which such clients purchase and receive the Company's products and services. Plan sponsor clients are subject to supervision by the Department of Labor and compliance with employee benefit regulations. Investment advisor clients are regulated by the SEC and state securities authorities. Existing or future regulations applicable to the Company's clients may affect such clients' purchase of the products and services offered by the Company.

Personnel
---------

At February 28, 1998, the Company had 1,061 full-time and 72 part-time employees. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be good.

Item 2.  Properties.
         ----------

The Company relocated its corporate headquarters to Oaks, Pennsylvania in late 1996. The new campus consists of five buildings situated on approximately 90 acres. The buildings and the land are owned and operated by the Company, which encompasses approximately 225,000 square feet. The Company's data center and warehouse facility are housed in an additional 70,000 square feet of leased space in Wayne, Pennsylvania. The Company also leases an additional 67,500 square feet of space in Wayne for its mutual funds operation. All other offices leased by the Company aggregate 43,000 square feet. The Company owns a New York City condominium (3,400 square feet) used for business purposes.

Item 3.  Legal Proceedings.
         -----------------

There are no legal proceedings to which the Company is a party or to which any of its properties is subject which are expected to have a material adverse effect on the business of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

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

1997                      High                     Low
----                      ----                     ---
First Quarter            25 3/4                   20
Second Quarter           24 3/8                   18 3/4
Third Quarter            33 1/2                   24
Fourth Quarter           44 1/2                   32 3/4

1996                      High                     Low
----                      ----                     ---
First Quarter            24 1/2                   21 1/4
Second Quarter           26 3/8                   21 1/8
Third Quarter            24 1/2                   17 3/4
Fourth Quarter           23 1/2                   20

As of February 28, 1998, there were approximately 1,100 shareholders of record. The Board of Directors declared a $.14 dividend in May and December of 1997, and a $.12 dividend in May and December of 1996. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

Item 6.  Selected Financial Data.
         -----------------------
(In thousands, except per share data)

The following table summarizes selected financial data for the five years in the period ended December 31, 1997. The historical selected financial data for the Company for each of the five years in the period ended December 31 are derived from, and are qualified by reference to, the financial statements of the Company which are included with Item 8 in this report. Such financial statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their reports. This data should be read in conjunction with the Company's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.


                    For the Year       1997        1996       1995(A)       1994(A)      1993(A)
===============================================================================================
Revenues............................ $292,749    $247,817    $225,964      $205,051    $185,064
Expenses:
  Operating and development.........  148,536     129,776     115,366       110,504     108,743
  Sales and marketing...............   84,770      68,719      58,892        48,561      39,521
  General and administrative........   13,931      13,235      16,963        16,919      16,865
                                     --------    --------    --------      --------    --------
Income from continuing operations
before interest and income taxes....   45,512      36,087      34,743        29,067      19,935
Gain on sale of investments
 available for sale.................       --       1,097          --            --          --
Interest income.....................      983         808       1,019           407         350
Interest expense....................   (2,488)        (48)       (255)          (33)        (35)
                                     --------    --------    --------      --------    --------
Income from continuing operations
 before income taxes................   44,007      37,944      35,507        29,441      20,250
Income taxes........................   17,163      14,798      14,381        11,188       7,493
                                     --------    --------    --------      --------    --------
Income from continuing operations...   26,844      23,146      21,126        18,253      12,757
Income (loss) from discontinued
 operations.........................       --          --      (1,942)          997       3,382
Loss on disposal of discontinued
 operations.........................       --     (16,335)         --            --          --
                                     --------    --------    --------      --------    --------
Net income..........................  $26,844      $6,811     $19,184       $19,250     $16,139
===============================================================================================
Basic earnings per common share
 from continuing operations.........    $1.47       $1.25       $1.14          $.97        $.66
Basic earnings (loss) per common
 share from discontinued operations.       --        (.88)       (.11)          .05         .18
                                     --------    --------    --------      --------    --------
Basic earnings per common share.....    $1.47        $.37       $1.03         $1.02        $.84
Shares used to calculate basic
 earnings per common share..........   18,315      18,497      18,607        18,845      19,275
-----------------------------------------------------------------------------------------------
Diluted earnings per common share
 from continuing operations.........    $1.40       $1.20       $1.08          $.91        $.62
Diluted earnings (loss) per common
 share from discontinued operations.       --        (.85)       (.10)          .05         .16
                                     --------    --------    --------      --------    --------
Diluted earnings per common share...    $1.40        $.35        $.98          $.96        $.78
Shares used to calculate diluted
 earnings per common share..........   19,236      19,364      19,554        20,101      20,690

Cash dividends declared per common
 share..............................     $.28        $.24        $.20          $.16        $.12
===============================================================================================
Year-end Financial Position

Property and equipment, net......... $ 52,131    $ 48,620    $ 24,299       $25,338     $22,279
Total assets........................ $168,884    $141,041    $101,347       $91,148     $88,229
Short-term borrowings............... $     --    $ 20,000    $     --       $    --     $    --
Long-term debt (including short-
 term portion)...................... $ 35,000    $     --    $     --       $    --     $    --
Shareholders' equity................ $ 46,410    $ 56,108    $ 56,002       $51,309     $51,541
===============================================================================================

(A) Information for 1995, 1994, and 1993 has been reported to reflect the SEI Capital Resources Division and the SEI Defined Contribution Retirement Services Division as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------
                     (In thousands, except per share data)

The Company is organized around its two primary business lines: Investment Technology and Services and Asset Management. Financial information on each of these segments is reflected in Note 12 of the Notes to Consolidated Financial Statements included with Item 8 to this report.

Results of Operations
---------------------

1997 Compared with 1996

The Company's results of operations for the year ended December 31, 1997 included revenues from continuing operations of $292,749, compared to $247,817 reported in the same period of 1996, an increase of approximately 18 percent. Income from continuing operations for 1997 was $26,844, compared to $23,146 reported in 1996, an increase of 16 percent. Diluted earnings per share from continuing operations for 1997 was $1.40 compared to $1.20 reported in 1996, an increase of 17 percent. Total fund balances at December 31, 1997 were $115.7 billion compared to $85.2 billion at December 31, 1996, an increase of 36 percent. Included in these totals are proprietary fund balances of $82.5 billion at December 31, 1997 and $61.4 billion at December 31, 1996, an increase of 34 percent. Revenues and earnings from continuing operations increased in 1997 primarily due to strong growth from the Company's Asset Management segment representing a major turnaround in this business. However, the growth in revenues and earnings from continuing operations was partially offset by the recognition of substantial one-time trust technology services revenues in 1996 due to bank clients involved in mergers and acquisitions. Also in 1996, the Company recognized a $1.1 million one-time realized gain, or $.03 diluted earnings per share, from the sale of investments held by the Company. Future revenues and earnings are expected to increase in the event fund balances continue to expand and the Company contracts new trust clients.


Investment Technology and Services
----------------------------------

Revenues from the Investment Technology and Services segment for the year ended December 31, 1997 and 1996 were $182,509 and $171,034, respectively.


                  INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                  -------------------------------------------
                                                       DOLLAR   PERCENT
                                 1997       1996       CHANGE    CHANGE
                                 ----       ----       ------   -------
Trust technology services      $103,838   $111,560    $(7,722)    (7%)
Proprietary fund services        72,980     57,963     15,017     26%
Trust back-office processing
  services                        5,691      1,511      4,180    277%
                               --------   --------    -------

  Total                        $182,509   $171,034    $11,475      7%
                               ========   ========    =======

The comparison of trust technology services revenues were affected by the recognition of significant one-time contractual buyout fees in 1996. The Company recognized an additional $4.5 million of one-time fees in 1996 compared to 1997 associated with trust clients that terminated their relationships with the Company. When a client terminates, recurring processing fees earned by the Company are negatively impacted in future periods. As a result, recurring processing fees in 1997 decreased approximately $4.8 million associated with these lost clients in 1996. The Company recognized an increase of $2.2 million in one-time implementation fees in 1997 compared to 1996. This was the result of the Company contracting with new trust clients and the expansion of services to existing bank clients involved in mergers or acquisitions. Once a client is fully implemented, recurring processing fees are favorably impacted in future periods. The full impact on recurring processing fees relating to the new trust client relationships established in 1997 will not be completely recognized until early 1999. Preliminary forecasts for trust technology services revenues in future years are optimistic primarily due to the increased interest the Company has experienced in its trust products, as evidenced by the contracting of new trust clients in 1997. However, future revenues could be negatively affected by the loss of bank clients involved in mergers and acquisitions.

Proprietary fund services revenues reported another year of strong growth primarily fueled by the increase in average proprietary fund balances over the past year. Average proprietary fund balances increased $22.4 billion or 44 percent from $50.4 billion during 1996 to $72.8 billion during 1997.
Proprietary fund services revenues are derived from the administrative fees which the Company earns based on a fixed percentage, referred to as basis points, of the average daily net asset value of the proprietary funds. The amount of basis points earned is specific to each proprietary fund complex and can vary among complexes. Average basis points earned decreased primarily due to the Company entering into a new contract with one of its largest non-bank proprietary clients in mid-1996. This decrease in administrative fees earned by the Company was offset by an equal reduction in direct proprietary fund expenses. The growth in proprietary fund balances was mainly fueled by growth from existing proprietary fund complexes. This growth in existing complexes was primarily the result of banks becoming more successful at selling mutual funds and the favorable stock market environment. Additionally, proprietary fund balances were affected by regulatory changes in 1996 that permit the transfer of common trust assets into proprietary mutual funds on a tax-free basis. Proprietary fund services revenues are expected to expand in 1998 as banks continue to effectively compete in a rapidly growing mutual fund industry. However, future revenues may be negatively impacted by continued consolidation within the banking industry and an unfavorable change in the stock market environment.

The Company is currently experiencing significant growth in its trust back-office processing business which is an extension of its trust technology services business. Through this business, the Company handles all back-office administration functions of a trust department, thereby allowing trust officers to concentrate on expanding and servicing their clients. The increase in trust back-office processing services revenues was the result of the Company establishing new client relationships in 1997, including some larger banks. As the concept of total outsourcing gains credibility within the banking industry, especially among larger banks, the Company expects the growth in this business to continue into 1998.

                  INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                  -------------------------------------------

                                                       DOLLAR        PERCENT
                              1997       1996          CHANGE        CHANGE
                              ----       ----          ------        -------

Operating and development   $99,950     $93,451        $6,499           7%
Sales and marketing         $36,433     $31,372        $5,061          16%

The 7 percent increase in operating and development expenses was the result of several distinct factors that occurred in 1997. First, the direct correlation between proprietary fund revenues and expenses accounted for the majority of the increase in operating and development expenses. Second, during the past two years, the Company expended significant resources to enhance its trust technology software, primarily through the open architecture project, as well as a concentrated effort to address the Year 2000 issue (See Assessment of Risks Associated with the Year 2000). The Company expects continued investments in its trust technology software to continue into 1998. With the completion and subsequent release of several capitalized software development projects, amortization of these capitalized software development projects increased significantly in 1997. Finally, the contracting of new trust back-office processing clients requires additional personnel and other operating costs to properly service and maintain the relationship. As a result, personnel and other operating expenses increased due to the significant growth in this product line.

Sales and marketing expenses increased 16 percent in 1997 primarily due to an increase in personnel and promotion costs. Personnel costs increased as a result of additional sales compensation associated with the contracting of new trust clients in 1997, an increase in personnel, and salary increases. The increase in promotion costs was the result of additional Company sponsored marketing events in 1997.

The Investment Technology and Services segment recorded an operating profit of $46,126 with an operating margin of 25 percent for the year ended December 31, 1997, compared to an operating profit of $46,211 with an operating margin of 27 percent for the year ended December 31, 1996. The decrease in operating margins in 1997 compared to 1996 was the result of the Company experiencing higher growth in its lower margin products and the increase in amortization of capitalized software development projects. Additionally, operating margins in 1996 were partially affected by the substantial one-time trust technology services revenues recognized by the Company in 1996. With the increased interest in the Company's trust products and the increased acceptance of total outsourcing, management believes these factors will create additional opportunities for the Company in future years. Additionally, if banks can continue to maintain their market share of invested assets in a rapidly growing mutual fund industry, future proprietary fund services revenues could continue to grow. Conversely, future revenues and operating profits in this segment could be negatively affected by the loss of bank clients as a result of continued consolidation within the banking industry and changes in banking regulations, as well as an unfavorable change in the stock market environment.


Asset Management
----------------

Revenues from the Asset Management segment for the year ended December 31, 1997 and 1996 were $110,240 and $76,783, respectively.


                           ASSET MANAGEMENT REVENUES
                           -------------------------

                                                        DOLLAR     PERCENT
                                   1997       1996      CHANGE      CHANGE
                                   ----       ----      ------     -------
Investment management services  $ 54,694    $37,439    $17,255       46%
Liquidity management services     22,994     20,727      2,267       11%
Other investment products
  and services                    32,552     18,617     13,935       75%
                                --------    -------    -------
Total                           $110,240    $76,783    $33,457       44%
                                ========    =======    =======

Investment management services revenues increased 46 percent from the prior-year period due to an increase in average fund balances from the Company's Family of Funds during the past year. Investment management services revenues are primarily derived from the management fees which the Company earns based on a fixed percentage, referred to as basis points, of the average daily net asset value of the Company's Family of Funds. Average basis points earned on the Company's Family of Funds increased slightly during 1997. Average assets under management increased $3.2 billion to $10.2 billion for 1997 compared to $7.0 billion for 1996, an increase of 46 percent. This increase in average fund balances was primarily the result of increased sales of the Company's Family of Funds to high-net-worth individuals through various registered investment advisors, financial planners, and other financial intermediaries, as well as an increase in sales of its asset management programs to institutional investors during 1997. Additionally, the current favorable stock market environment has aided the growth in average assets under management. Future investment management services revenues are expected to increase as the Company continues to expand its high-net-worth client base and from increased acceptance of its asset management programs by institutional investors. However, these increases could be adversely affected by unfavorable changes in the stock market environment.

The 11 percent increase in liquidity management services revenues was mainly driven by the increase in average fund balances invested in the Company's lower-fee liquidity products. Liquidity management services revenues are derived from the management fees which the Company earns based on a fixed percentage, referred to as basis points, of the average daily net asset value of the Company's liquidity funds. Average basis points the Company earned decreased slightly in 1997. Average assets under management from the Company's liquidity funds grew $1.9 billion to $16.8 billion in 1997 compared to $14.9 billion in 1996. Additionally, the increase in revenues was slightly influenced by the growth experienced from the Company's cash sweep services to smaller banks in 1997. The introduction of new liquidity products during the past few years may provide additional growth opportunities for the Company in the future. However, management anticipates modest growth in liquidity management services revenues in the near term.

Other investment products and services revenues increased 75 percent primarily due to an increase in bank-related brokerage services. Additionally, several of the Company's new business ventures have experienced significant revenue growth during the past year.


                           ASSET MANAGEMENT EXPENSES
                           -------------------------

                                                        DOLLAR     PERCENT
                              1997         1996         CHANGE     CHANGE
                              ----         ----         ------     -------

Operating and development   $48,586      $36,325       $12,261       34%
Sales and marketing         $48,337      $37,347       $10,990       29%


Operating and development expenses increased 34 percent over the prior-year period. The majority of this increase can be attributed to the direct correlation between revenues and certain expenses. The Company incurred additional direct brokerage expenses as a result of the growth in bank-related brokerage services revenues, as well as an increase in investment advisor fees associated with the increase in assets under management. Also, the Company incurred additional operating costs relating to the continued commitment by the Company to extend its asset management products into foreign markets.

Sales and marketing expenses increased 29 percent primarily due to an increase in personnel and promotion expenses. The increase in personnel costs related to additional sales compensation payouts associated with the increase in new sales of the Company's asset management products, as well as an overall increase in personnel. The additional promotion costs are primarily attributable to the Company's sponsorship of the television series "Beyond Wall Street", which aired in the fourth quarter of 1997. Also, the Company continued to make substantial investments to establish name recognition and distribution channels for its asset management products internationally.

The Asset Management segment recorded an operating profit of $13,317 with an operating margin of 12 percent for the year ended December 31, 1997, compared to an operating profit of $3,111 with an operating margin of 4 percent for the year ended December 31, 1996. The increased operating profit and margin in 1997 was primarily due to the substantial increase in assets under management, as well as improved performance from some of the Company's new business ventures. Management of the Company believes that with the increased acceptance of its asset management products and services, especially among high-net-worth investors and institutional investors, assets under management should continue to reflect strong growth that would increase operating profits and margins over the next several years. However, an unfavorable change in the stock market environment could adversely affect this segments future operating profits and margins.


Other Income and Expenses
-------------------------

General and administrative expenses for the year ended December 31, 1997 and 1996 were $13,931 and $13,235, respectively. General and administrative expenses increased 5 percent primarily due to increases in facilities and corporate overhead expenses.

Interest income for the year ended December 31, 1997 and 1996 was $983 and $808, respectively. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for the year ended December 31, 1997 and 1996 was $2,488 and $48, respectively. Interest expense for 1997 primarily relates to the Company's issuance of long-term debt in early 1997 (See Note 7 of The Notes to Consolidated Financial Statements). Interest costs associated with the Company's borrowings under its line of credit in 1996 were capitalized as it related to the construction of the Company's corporate campus.

The Company's effective tax rate from continuing operations was 39.0 percent for 1997 and 1996. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (See Note 1 and Note 11 of the Notes to Consolidated Financial Statements).

1996 Compared with 1995

The Company's results of operations for the year ended December 31, 1996 included revenues from continuing operations of $247,817, compared to $225,964 reported in the same period of 1995, an increase of approximately 10 percent over the prior period. Income from continuing operations for 1996 was $23,146 or $1.20 diluted earnings per share, compared to $21,126 or $1.08 diluted earnings per share reported in 1995. Diluted earnings per share from continuing operations for 1996 increased 11 percent over the prior year. At December 31, 1996, the Company recorded a charge for the expected loss on disposal of discontinued operations of $16,335 or $.85 diluted earnings per share (See Note 2 of the Notes to Consolidated Financial Statements). Total fund balances at December 31, 1996 were $85.2 billion compared to $61.2 billion at December 31, 1995, an increase of 39 percent. Included in these totals are proprietary fund balances of $61.4 billion at December 31, 1996 and $41.7 billion at December 31, 1995, an increase of 47 percent. The Company continued to make substantial investments in the sales and marketing of its asset management products and services, along with significant investments to expand its asset management business internationally. Additionally, the Company continued to invest in trust technology, primarily through the development of its open architecture project.


Investment Technology and Services
----------------------------------

Revenues from the Investment Technology and Services segment for the year ended December 31, 1996 and 1995 were $171,034 and $157,960, respectively.

                  INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                  -------------------------------------------

                                                         DOLLAR      PERCENT
                                    1996       1995      CHANGE      CHANGE
                                    ----       ----      ------      ------
Trust technology services         $111,560   $109,819    $ 1,741        2%
Proprietary fund services           57,963     47,074     10,889       23%
Trust back-office processing
  services                           1,511      1,067        444       42%
                                  --------   --------    -------
  Total                           $171,034   $157,960    $13,074        8%
                                  ========   ========    =======

Trust technology services revenues increased 2 percent over the prior year primarily due to a $5.6 million one-time contractual obligation received from a client that terminated its relationship with the Company in the first quarter of 1996. This one-time fee more than offset a decline in trust processing fees.

Proprietary fund services revenues increased 23 percent over the prior period due to an increase in average proprietary fund balances during the past year despite the loss of two proprietary fund complexes in the first quarter of 1996. Proprietary fund services revenues are derived from the administrative fees which the Company earns based on a fixed percentage of the average daily net asset value of the proprietary funds. Average proprietary fund balances increased $16.1 billion or 47 percent from $34.3 billion during 1995 to $50.4 billion during 1996. This increase in proprietary fund balances was the result of growth in existing fund complexes and the commencement of several new fund complexes during the past year.

Trust back-office processing services is an extension of the Company's trust technology services business. The 42 percent increase was primarily the result of an increase in processing fees associated with the contracting of new clients.

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

The 13 percent increase in operating and development expenses was primarily attributable to increases in consulting and outsourcing expenses, in addition to direct expenses associated with the growth in proprietary fund balances. The increase in consulting and outsourcing expenses reflects the Company's significant investment in trust technology, mainly through its open architecture project. Additionally, significant investments were made by the Company to enhance its back-office outsourcing solution.

The 4 percent increase in sales and marketing expenses was due to an increase in personnel and promotion expenses.

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

                           ASSET MANAGEMENT REVENUES
                           -------------------------

                                                      DOLLAR       PERCENT
                                  1996      1995      CHANGE       CHANGE
                                  ----      ----      ------       -------

Investment management services   $37,439   $33,022    $4,417         13%
Liquidity management services     20,727    21,944    (1,217)        (6%)
Other investment products
  and services                    18,617    13,038     5,579         43%
                                 -------   -------    ------
  Total                          $76,783   $68,004    $8,779         13%
                                 =======   =======    ======

Investment management services revenues increased 13 percent due to an increase in average fund balances from the Company's Family of Funds over the past year. This increase was the result of increased sales of the Company's Family of Funds to high-net-worth individuals through various registered investment advisors.

Liquidity management services revenues decreased 6 percent as a result of clients transferring assets from higher-fee liquidity products to lower-fee liquidity products, even though average fund balances increased in 1996.

The 43 percent increase in other investment products and services revenues is primarily due to an internal reassignment of bank-related brokerage services.

                           ASSET MANAGEMENT EXPENSES
                           -------------------------

                                                      DOLLAR    PERCENT
                                 1996       1995      CHANGE     CHANGE
                                 ----       ----      ------    -------
Operating and development       $36,325    $32,837    $3,488      11%
Sales and marketing             $37,347    $28,637    $8,710      30%


The 11 percent increase in operating and development expenses was due primarily to an increase in direct expenses associated with the increase in brokerage and consulting services revenues.

The 30 percent increase in sales and marketing expenses was primarily attributable to increases in personnel, travel, and promotion expenses to strengthen the Company's asset management business. Additionally, the Company made significant investments in 1996 to establish its distribution channels in non-U.S. markets.

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

Gain on sale of investments available for sale for the year ended December 31, 1996 was $1,097. The realized gain is a result of the Company's disposition of certain marketable securities classified as Investments available for sale at an amount greater than original cost (See Note 5 of the Notes to Consolidated Financial Statements).

Interest income for the year ended December 31, 1996 and 1995 was $808 and $1,019, respectively. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for the year ended December 31, 1996 and 1995 was $48 and $255, respectively. Borrowings under the line of credit in 1996 were primarily used to finance the construction of the Company's new corporate campus. Therefore, in 1996, the majority of interest expense that related to the borrowings under the line of credit has been capitalized and is reflected in Buildings (See Note 1 of the Notes to Consolidated Financial Statements).

The Company's effective tax rate from continuing operations was 39.0 percent for 1996 and 40.5 percent for 1995. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (See Note 1 and Note 11 of the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources
-------------------------------

The Company's ability to generate adequate cash to meet its needs results primarily from cash flow from operations and its capacity for additional borrowing. The Company has a line of credit agreement which provides for borrowings of up to $50,000 (See Note 6 of the Notes to Consolidated Financial Statements). At December 31, 1997, the Company's unused sources of liquidity consisted primarily of cash and cash equivalents of $16,891 and the unused portion of the line of credit of $50,000. The availability of the line of credit is subject to the Company's compliance with certain covenants set forth in the agreement. On February 24, 1997, the Company issued $35,000 of medium-term notes (See Note 7 of the Notes to Consolidated Financial Statements). The proceeds were used to repay the outstanding balance on its line of credit at that date, which amounted to $30,000. The Company made its first principal payment of $2,000 on its long-term debt in February 1998.

Cash flow generated from operations was $49,906, $33,285, and $24,352, in 1997, 1996, and 1995, respectively. The increase in operating cash flow is primarily due to the increase in income and the increase in various accrued liabilities. Cash flow provided by operations in 1997 was negatively affected by the increase in receivables. As a result of the contracting of new trust clients in 1997, the Company experienced a substantial increase in unbilled receivables relating to implementation fees. The increase in unbilled receivables is the result of timing differences between services provided and contractual billing schedules (See Note 3 of the Notes to Consolidated Financial Statements).

Cash flows provided by operations were also affected by several other factors. Receivables from regulated investment companies increased in 1997 primarily due to the increase in assets under management. These balances are paid off in the following month. In 1997, cash flows from operations were favorably affected by the sales of loans classified as Loans receivable available for sale by the Company's Swiss based subsidiary, whereas, cash flows from operations in 1996 were negatively affected by the purchase of these loans. In 1996 and 1995, a substantial amount of cash was used to support the Company's discontinued operations.

Capital expenditures, including capitalized software development costs, for 1997, 1996, and 1995 were $21,051, $43,728, and $11,610, respectively, are the primary factors affecting cash flows from investing activities. Capital expenditures in 1996 included significant costs associated with the construction of the Company's new corporate campus, which was completed in late 1996, along with an increase in capitalized software development costs in connection with the open architecture project and Year 2000 program. Capitalized software development costs relating to these projects is expected to continue in 1998. Additionally, the Company is currently reviewing plans to expand its corporate campus. Construction is expected to begin in early 1998 and should be completed by late 1998 at an estimated cost of $5,000. In 1996, the Company received $6,536 from the sale of marketable securities classified as Investments available for sale (See Note 5 of the Notes to Consolidated Financial Statements). The Company acquired 1.4 million shares of its common stock at a cost of $43,620 during 1997 pursuant to an open market stock purchase authorization of $228,365 made by the Board of Directors. The Company has purchased approximately 14.9 million shares of its common stock at a cost of $219,318 as of February 28, 1998 since the inception of the stock buyback program. At that date, the Company still had approximately $9,047 remaining authorized for the purchase of its common stock.

The Company's operating cash flow, borrowing capacity, and liquidity should provide adequate funds for continuing operations, continued investment in new products and equipment, its common stock repurchase program, future dividend payments, and principal and interest payments on its long-term debt.

Discontinued Operations
-----------------------

In May 1995, the Company's Board of Directors approved a plan of disposal for the SEI Capital Resources Division ("CR") and the SEI Defined Contribution Retirement Services Division ("DC"). CR provided investment performance evaluation services, consulting services, and brokerage services to employee benefit plan sponsors and investment advisors in the United States. CR was sold to a private investment firm on December 31, 1997. DC provided administrative and processing services, recordkeeping services, and employee retirement planning materials for use by defined contribution plans. The Company completed the transfer of DC's operations to the acquiring firm in 1996.

Discontinued operations for the year ended December 31, 1997 had revenues of $25,675 and pre-tax losses of $3,294, compared to revenues of $32,940 and pre-tax losses of $6,170 for the year ended December 31, 1996. The 1997 losses were charged against the provision established for the disposal of discontinued operations and is reflected in Accrued discontinued operations disposal costs on the accompanying Consolidated Balance Sheets (See Note 2 of the Notes to Consolidated Financial Statements).

Recent Accounting Pronouncements
--------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS No. 130 is required to be adopted for the Company's fiscal year ending December 31, 1998. The adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations. SFAS 131 is required to be adopted for the Company's 1998 year-end financial statements. The Company is currently evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures (See Note 1 of the Notes to Consolidated Financial Statements).

Assessment of Risks Associated with the Year 2000
-------------------------------------------------

The Company began to address the Year 2000 issue in 1995, initially focusing on its TRUST 3000 product line. In 1997, a committee was formed with representatives from all areas of the Company's business in order to review all internal proprietary systems and every vendor with which the Company interacts. Each vendor was contacted in order for the Committee to assess the impact the Year 2000 will have on operations. The assessment included a questionaire, review of financial information, and information available on the internet. In addition, if warranted, the Company will initiate appropriate systems testing in order to make a reasonable determination as to whether a vendor will, in fact, be Year 2000 compliant on time. SEI customers have been informed of the Company's Year 2000 program through a users group and periodic communications.

The current Year 2000 project has the highest level of corporate commitment. The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 compliance. The Company plans to have all its systems Year 2000 compliant by early 1999. Management estimates that it will cost about $10 million to bring TRUST 3000 into Year 2000 compliance, the majority of which will be capitalized. Management does not expect to expend significant resources to bring all its internal proprietary systems into Year 2000 compliance. Amounts incurred for internal systems are expensed, unless new software is purchased which is capitalized. The cost of the Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates. At this time, management does not believe the financial impact of the Company's Year 2000 project will have a material adverse affect on its financial position or results of operations in any given year. However, if the Company or any significant vendors utilized in the Company's operations do not successfully achieve Year 2000 compliance in a timely manner, the Company's operations could be adversely affected.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and related products, prices, and other factors discussed in the Company's prior filings with the Securities and Exchange Commission. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.
          ---------------------------------------------------------

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

Index to Financial Statements:

     Report of Independent Public Accountants
     Consolidated Balance Sheets -- December 31, 1997 and 1996
     Consolidated Statements of Operations -- For the years ended
       December 31, 1997, 1996, and 1995
     Consolidated Statements of Shareholders' Equity -- For the years ended
       December 31, 1997, 1996, and 1995
     Consolidated Statements of Cash Flows -- For the years ended
       December 31, 1997, 1996, and 1995
     Notes to Consolidated Financial Statements
     Schedule II -- Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SEI Investments Company:

We have audited the accompanying consolidated balance sheets of SEI Investments Company (formerly SEI Corporation)(a Pennsylvania corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEI Investments Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                      ARTHUR ANDERSEN LLP

Philadelphia, Pa.
  February 6, 1998

                Consolidated Balance Sheets                                         SEI Investments Company
                (In thousands)                                                             and Subsidiaries

                                                        December 31,              1997               1996
                --------------------------------------------------------------------------------------------

ASSETS            Current Assets:
                  Cash and cash equivalents.........................             $ 16,891           $ 13,167
                  Receivables from regulated investment
                  companies.........................................               14,452             10,836
                  Receivables, net of allowance for doubtful
                  accounts of $1,200 and $1,350.....................               31,192             19,558
                  Loans receivable available for sale...............               11,340             13,043
                  Deferred income taxes.............................                6,337              4,527
                  Prepaid expenses..................................                3,783              3,825
                                                                                 --------           --------

                  TOTAL CURRENT ASSETS..............................               83,995             64,956
                                                                                 --------           --------

                  INVESTMENTS AVAILABLE FOR SALE....................                  876              1,000
                                                                                 --------           --------

                  PROPERTY AND EQUIPMENT, net of accumulated
                  depreciation and amortization of $49,493
                  and $48,128.......................................               52,131             48,620
                                                                                 --------           --------

                  CAPITALIZED SOFTWARE, net of accumulated
                  amortization of $7,959 and $5,193.................               18,440             13,577
                                                                                 --------           --------

                  CUSTOMER LISTS, net of accumulated
                  amortization of $291 and $0.......................                3,009              2,000
                                                                                 --------           --------

                  OTHER ASSETS, net.................................               10,433             10,888
                                                                                 --------           --------

                                                                                 $168,884           $141,041
                --------------------------------------------------------------------------------------------


                  The accompanying notes are an integral part of these statements.

                     Consolidated Balance Sheets                                                      SEI Investments Company
                     (In thousands, except par value)                                                        and Subsidiaries

                                                                   December 31,                   1997                   1996
                   ------------------------------------------------------------------------------------------------------------
LIABILITIES          Current Liabilities:
AND
SHAREHOLDERS'        Line of credit..............................................               $     --               $ 20,000
EQUITY               Current portion of long-term debt...........................                  2,000                     --
                     Accounts payable............................................                  5,798                  5,863
                     Accrued compensation........................................                 20,920                 14,503
                     Accrued proprietary fund services...........................                  9,812                  6,748
                     Accrued discontinued operations disposal costs..............                  7,228                  7,417
                     Other accrued liabilities...................................                 28,760                 20,303
                     Deferred revenue............................................                  7,158                  5,123
                                                                                                --------               --------


                       TOTAL CURRENT LIABILITIES.................................                 81,676                 79,957
                                                                                                --------               --------


                     LONG-TERM DEBT..............................................                 33,000                     --
                                                                                                --------               --------


                     DEFERRED INCOME TAXES.......................................                  7,798                  4,976
                                                                                                --------               --------



                     COMMITMENTS AND CONTINGENCIES

                     SHAREHOLDERS' EQUITY:
                     Series Preferred stock, $.05 par value,
                      60 shares authorized; no shares issued
                      and outstanding............................................                     --                     --
                     Common stock, $.01 par value,
                      100,000 shares authorized; 17,767 and
                      18,498 shares issued and outstanding.......................                    178                    185
                     Capital in excess of par value..............................                 46,724                 54,959
                     Retained earnings...........................................                     --                  1,141
                     Cumulative currency translation adjustments.................                   (417)                  (177)
                     Unrealized holding loss on investments......................                    (75)                    --
                                                                                                --------               --------


                       TOTAL SHAREHOLDERS' EQUITY................................                 46,410                 56,108
                                                                                                --------               --------


                                                                                                $168,884               $141,041
                   ------------------------------------------------------------------------------------------------------------

            The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                                                                        SEI Investments Company
(In thousands, except per share data)                                                                               and Subsidiaries


                                                YEAR ENDED DECEMBER 31,               1997                1996                 1995
-----------------------------------------------------------------------------------------------------------------------------------

REVENUES..............................................................            $292,749            $247,817             $225,964
EXPENSES:
    Operating and development.........................................             148,536             129,776              115,366
    Sales and marketing...............................................              84,770              68,719               58,892
    General and administrative........................................              13,931              13,235               16,963
                                                                                  --------            --------             --------

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST AND
   INCOME TAXES.......................................................              45,512              36,087               34,743

GAIN ON SALE OF INVESTMENTS AVAILABLE FOR SALE........................                  --               1,097                   --
INTEREST INCOME.......................................................                 983                 808                1,019
INTEREST EXPENSE......................................................              (2,488)                (48)                (255)
                                                                                  --------            --------             --------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.................              44,007              37,944               35,507

INCOME TAXES..........................................................              17,163              14,798               14,381
                                                                                  --------            --------             --------

INCOME FROM CONTINUING OPERATIONS.....................................              26,844              23,146               21,126

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME
   TAX BENEFIT OF $(1,295)............................................                  --                  --               (1,942)


LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF
   INCOME TAX BENEFIT OF $(5,139).....................................                  --             (16,335)                  --
                                                                                  --------            --------             --------

NET INCOME............................................................            $ 26,844            $  6,811             $ 19,184
-----------------------------------------------------------------------------------------------------------------------------------


BASIC EARNINGS PER COMMON SHARE:
    Earnings per common share from continuing operations..............            $   1.47            $   1.25             $   1.14
    Loss per common share from discontinued operations................                  --                (.88)                (.11)
                                                                                  --------            --------             --------

BASIC EARNINGS PER COMMON SHARE.......................................            $   1.47            $    .37             $   1.03
-----------------------------------------------------------------------------------------------------------------------------------


DILUTED EARNINGS PER COMMON SHARE:
    Earnings per common share from continuing operations..............            $   1.40            $   1.20             $   1.08
    Loss per common share from discontinued operations................                  --                (.85)                (.10)
                                                                                  --------            --------             --------

DILUTED EARNINGS PER COMMON SHARE.....................................            $   1.40            $    .35             $    .98
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders' Equity                                                              SEI Investments Company
(In thousands)                                                                                                      and Subsidiaries


                                                                                         CUMULATIVE
                                              COMMON STOCK       CAPITAL                  CURRENCY      UNREALIZED        TOTAL
                                          -----------------   IN EXCESS OF   RETAINED   TRANSLATION    HOLDING GAIN   SHAREHOLDERS'
                                            SHARES   AMOUNT     PAR VALUE    EARNINGS   ADJUSTMENTS   ON INVESTMENTS      EQUITY
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1994................  18,781     $188        $47,406    $ 3,823         $(108)             $--       $ 51,309
Net income................................      --       --             --     19,184            --               --         19,184
Purchase and retirement of common
     stock................................    (880)      (9)        (6,264)   (12,105)           --               --        (18,378)
Issuance of common stock under the
     employee stock purchase plan.........      60       --          1,008         --            --               --          1,008
Issuance of common stock upon
     exercise of stock options............     464        5          4,364         --            --               --          4,369
Tax benefit on stock options exercised....      --       --          1,693         --            --               --          1,693
Cash dividends............................      --       --             --     (3,735)           --               --         (3,735)
Currency translation adjustments..........      --       --             --         --            50               --             50
Unrealized holding gain on investments....      --       --             --         --            --              502            502
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995................  18,425      184         48,207      7,167           (58)             502         56,002
Net income................................      --       --             --      6,811            --               --          6,811
Purchase and retirement of common
     stock................................    (533)      (5)        (1,396)    (8,369)           --               --         (9,770)
Issuance of common stock under the
     employee stock purchase plan.........      52       --            976         --            --               --            976
Issuance of common stock upon
     exercise of stock options............     554        6          4,434         --            --               --          4,440
Tax benefit on stock options exercised....      --       --          2,738         --            --               --          2,738
Cash dividends............................      --       --             --     (4,468)           --               --         (4,468)
Currency translation adjustments..........      --       --             --         --          (119)              --           (119)
Realized gain on investments..............      --       --             --         --            --             (502)          (502)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996................  18,498     $185        $54,959    $ 1,141         $(177)             $--        $56,108
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders' Equity                                                              SEI Investments Company
(In thousands)                                                                                                      and Subsidiaries
                                                                                    CUMULATIVE
                                     COMMON STOCK           CAPITAL                   CURRENCY      UNREALIZED        TOTAL
                                 --------------------  IN EXCESS OF    RETAINED    TRANSLATION    HOLDING LOSS   SHAREHOLDERS'
                                    SHARES     AMOUNT    PAR VALUE     EARNINGS    ADJUSTMENTS   ON INVESTMENTS     EQUITY
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996.......    18,498      $185       $54,959     $  1,141         $(177)        $ --         $56,108
Net income.......................        --        --            --       26,844            --           --          26,844
Purchase and retirement of common
  stock..........................    (1,403)      (14)      (20,666)     (22,940)           --           --         (43,620)
Issuance of common stock under
 the employee stock purchase plan        47         1         1,053           --            --           --           1,054
Issuance of common stock upon
  exercise of stock options......       625         6         8,009           --            --           --           8,015
Tax benefit on stock options
  exercised......................        --        --         3,369           --            --           --           3,369
Cash dividends...................        --        --            --       (5,045)           --           --          (5,045)
Currency translation adjustments.        --        --            --           --          (240)          --            (240)
Unrealized holding loss
  on investments.................        --        --            --           --            --          (75)            (75)
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997.......    17,767      $178       $46,724     $     --         $(417)        $(75)        $46,410
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows                                                                        SEI Investments Company
(In thousands)                                                                                                      and Subsidiaries

                                                Year Ended December 31,              1997                 1996                 1995
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income............................................................            $ 26,844              $ 6,811             $19,184

Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization...............................              14,068               10,039              11,574
          Provision for losses on receivables.........................                  --                  144                  --
          Deferred income tax expense (benefit).......................                 893                3,821                (672)
          Discontinued operations.....................................                  --                6,046               3,055
          Tax benefit on stock options exercised......................               3,369                2,738               1,693
          Gain on sale of investments available for sale..............                  --               (1,097)                 --
          Other.......................................................              (1,214)              (3,739)               (673)

          Change in current assets and liabilities:
              Decrease (increase) in
                  Receivables from regulated investment companies.....              (3,616)              (2,079)             (2,471)
                  Receivables.........................................             (11,634)               2,734              (5,168)
                  Loans receivable available for sale.................               1,703               (7,891)             (5,152)
                  Prepaid expenses....................................                  42                1,065              (2,539)

              Increase (decrease) in
                  Accounts payable....................................                 (65)                (389)              1,821
                  Accrued compensation................................               6,417                  779                (397)
                  Accrued discontinued operations disposal costs......                (189)               7,417                  --
                  Accrued proprietary fund services...................               3,064                4,065               1,383
                  Other accrued liabilities...........................               8,189                3,493               1,186
                  Deferred revenue....................................               2,035                 (672)              1,528
                                                                                  --------              -------             -------


              Total adjustments.......................................              23,062               26,474               5,168
                                                                                  --------              -------             -------


           NET CASH PROVIDED BY OPERATING ACTIVITIES..................            $ 49,906              $33,285             $24,352
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

Consolidated Statements of Cash Flows                                                                        SEI Investments Company
(In thousands)                                                                                                      and Subsidiaries


                                            Year Ended December 31,                1997                  1996                  1995
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:


     Additions to property and equipment...........................              (12,955)              (33,060)              (8,611)
     Additions to capitalized software.............................               (8,096)              (10,668)              (2,999)
     Proceeds from sale (purchase) of investments available for sale                  --                 5,536               (5,361)
     Other.........................................................                 (803)               (3,738)                (961)
                                                                                --------              --------             --------



          NET CASH USED IN INVESTING ACTIVITIES....................              (21,854)              (41,930)             (17,932)


CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of long-term debt......................               35,000                    --                   --
     Proceeds from (payment on) line of credit.....................              (20,000)               20,000                   --
     Purchase and retirement of common stock.......................              (43,620)               (9,770)             (18,378)
     Proceeds from issuance of common stock........................                9,069                 5,416                5,377
     Payment of dividends..........................................               (4,777)               (4,090)              (3,395)
                                                                                --------              --------             --------


          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES......              (24,328)               11,556              (16,396)
                                                                                --------              --------             --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............                3,724                 2,911               (9,976)


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.......................               13,167                10,256               20,232
                                                                                --------              --------             --------


CASH AND CASH EQUIVALENTS, END OF YEAR.............................             $ 16,891              $ 13,167             $ 10,256
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               SEI Investments Company
                                                                and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF OPERATIONS - SEI Investments Company (the "Company") is organized around its two primary business lines: Investment Technology and Services and Asset Management. The Investment Technology and Services segment provides trust accounting and management information services through the Company's 3000 product line, administration and distribution services to proprietary mutual funds, and back-office trust processing. The principal market for these products and services are trust departments of banks located in the United States. The Asset Management segment provides investment solutions through various investment products and services including the Company's Family of Funds, liquidity funds and services, and brokerage and consulting services. Principal markets for these products and services include trust departments of banks, investment advisors, corporations, high-net-worth individuals, and money managers located in the United States and Canada. Based on 1997 revenues, the Investment Technology and Services segment accounted for 62 percent of the Company's consolidated revenues and the Asset Management segment accounted for 38 percent of the Company's consolidated revenues.

     PRINCIPLES OF CONSOLIDATION - The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company's principal subsidiaries are SEI Investments Distribution Company ("SIDCO"), formerly SEI Financial Services Company, SEI Investments Management Corporation ("SIMC"), formerly SEI Financial Management Corporation, and SEI Trust Company. All intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS - At December 31, 1997 and 1996, Cash and cash equivalents included $10,436,000 and $11,783,000, respectively, primarily invested in SEI Tax Exempt Trust, one of several mutual funds sponsored by SIMC. Interest and dividend income for 1997, 1996, and 1995 was $983,000, $808,000, and $1,019,000, respectively (See Note 13).

     PROPERTY AND EQUIPMENT - Property and Equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                                  ESTIMATED
                                                                                                                USEFUL LIVES
                                                                       1997                         1996         (IN YEARS)
------------------------------------------------------------------------------------------------------------------------------------
Equipment...............................................          $ 42,376,000                 $ 40,390,000          3 to 5
Buildings...............................................            27,940,000                   25,907,000        25 to 39
Land....................................................             6,993,000                    6,730,000             N/A
Purchased software......................................             9,181,000                    9,397,000               3
Furniture and fixtures..................................             9,790,000                    9,030,000          3 to 5
Leasehold improvements..................................             5,344,000                    5,294,000      Lease Term
                                                                  ------------                 ------------
                                                                   101,624,000                   96,748,000
Less:  Accumulated depreciation
  and amortization......................................           (49,493,000)                 (48,128,000)
                                                                  ------------                 ------------
Property and Equipment, net.............................          $ 52,131,000                 $ 48,620,000
------------------------------------------------------------------------------------------------------------------------------------


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

     In late 1994, the Company purchased 90 acres of land for construction of the Company's new corporate campus. Construction was completed in late 1996 which coincided with the expiration of the Company's leases for corporate facilities. The relocation to the new corporate campus was completed as of December 31, 1996. All costs associated with the design and construction of the corporate campus are included in Buildings. Land includes the initial purchase price and various land improvements which are not depreciable. Equipment, Furniture and Fixtures, Leasehold Improvements, and their corresponding accumulated depreciation and amortization amounts associated with the Company's old facilities, were written-off as of December 31, 1996. The net book value of these assets was immaterial.

     CUSTOMER LISTS - Customer Lists represent the value assigned to customer relationships obtained in various acquisitions. Customer Lists are amortized on a straight-line basis over 10 years. Amortization expense for 1997 was $291,000. There was no amortization expense in 1996 or 1995. The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flow is less than the net book value of the asset, the asset is written down to its net realizable value. As of December 31, 1997, no such write-down was required.

     STATEMENTS OF CASH FLOWS - For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

     Supplemental disclosures of cash paid/received during the year is as follows:

                                                                              1997              1996                1995
                                                                          ----------         ----------         -----------

     Interest paid............................................            $1,499,000         $  794,000         $   211,000
     Interest and dividends received..........................            $  957,000         $  876,000         $ 1,024,000
     Income taxes paid (Federal and state)....................            $8,667,000         $5,525,000         $12,846,000

     REVENUE RECOGNITION - Principal sources of revenues are information processing and software services, management, administration, and distribution of mutual funds, brokerage and consulting services, and other asset management products and services. Revenues from these services are recognized in the periods in which the services are performed. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned.

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

     FOREIGN CURRENCY TRANSLATION - The assets and liabilities of foreign operations are translated into U.S. dollars using the rates of exchange at year end. The results of operations are translated into U.S. dollars at the average daily exchange rates for the period. All foreign currency transaction gains and losses are included in income in the periods in which they occur, and are immaterial for each of the three years in the period ended December 31, 1997.

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

     Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of 7.4 years.

     Capitalized software development costs consist primarily of salary, consulting, and computer costs incurred to develop new products and enhancements to existing products. During 1997, 1996, and 1995, software development costs of $8,096,000, $10,668,000, and $2,999,000 were capitalized, respectively. Amortization expense was $3,233,000, $1,447,000, and $1,522,000 in 1997, 1996, and 1995, respectively, and is included in Operating and development expense on the accompanying Consolidated Statements of Operations.

     Total research and development costs, including capitalized software, were $22,500,000, $26,254,000, and $16,744,000 in 1997, 1996, and 1995,
     respectively.

     EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15. Pursuant to SFAS 128, dual presentation of basic and diluted earnings per common share is required on the face of the statements of operations for companies with complex capital structures. Basic earnings per common share, which replaced primary earnings per common share, is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share, which replaced fully diluted earnings per common share, reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the diluted earnings per common share calculation. The Company adopted SFAS 128 in its December 31, 1997 financial statements. All prior period earnings per common share data has been restated to conform with the provisions of SFAS 128.

----------------------------------------------------------------------------------------------------------------------------------
                                                                               FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                ------------------------------------------------------------------
                                                                      INCOME                     SHARES                PER SHARE
                                                                    (NUMERATOR)              (DENOMINATOR)              AMOUNT
                                                                -------------------       --------------------       -------------
Basic earnings per common share
     from continuing operations..........................             $26,844,000                 18,315,000                $1.47

Dilutive effect of stock options.........................                      --                    921,000
                                                                      -----------                 ----------
Diluted earnings per common share
     from continuing operations..........................             $26,844,000                 19,236,000                $1.40
----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
                                                                               FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                ------------------------------------------------------------------
                                                                      INCOME                     SHARES               PER SHARE
                                                                    (NUMERATOR)              (DENOMINATOR)              AMOUNT
                                                                -------------------       --------------------      --------------
Basic earnings per common share
     from continuing operations...........................             $23,146,000                 18,497,000                $1.25

Dilutive effect of stock options..........................                      --                    867,000
                                                                       -----------                 ----------
Diluted earnings per common share
     from continuing operations...........................             $23,146,000                 19,364,000                $1.20
                                                                               FOR THE YEAR ENDED DECEMBER 31, 1995
                                                                ------------------------------------------------------------------
                                                                      INCOME                     SHARES               PER SHARE
                                                                    (NUMERATOR)              (DENOMINATOR)              AMOUNT
                                                                -------------------       --------------------      --------------
Basic earnings per common share
     from continuing operations...........................             $21,126,000                 18,607,000                $1.14

Dilutive effect of stock options..........................                      --                    947,000
                                                                       -----------                 ----------
Diluted earnings per common share
     from continuing operations...........................             $21,126,000                 19,554,000                $1.08
----------------------------------------------------------------------------------------------------------------------------------

     Options to purchase 580,000, 544,000, and 658,000 shares of common stock with an average exercise price per share of $42.00, $24.20, and $23.82 were outstanding during the years 1997, 1996, and 1995, respectively, but were excluded from the diluted earnings per common share calculation because the option's exercise price was greater than the average market price of the Company's common stock.

     According to SFAS 128, all earnings per common share data previously reported has been restated to comply with its provisions. The effect of this accounting change on previously reported earnings per common share data is as follows:


 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1996           1995
                                                                                                 ----           ----
Per common share amounts from continuing operations:
Primary earnings per common share as reported.........................................           $1.20          $1.09
Effect of SFAS 128....................................................................             .05            .05
                                                                                                 -----          -----
Basic earnings per common share as restated...........................................           $1.25          $1.14


Fully diluted earnings per common share as reported...................................           $1.20          $1.09
Effect of SFAS 128....................................................................             .00           (.01)
                                                                                                 -----          -----
Diluted earnings per common share as restated.........................................           $1.20          $1.08
-----------------------------------------------------------------------------------------------------------------------------------

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

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with equal prominence as other financial statements. SFAS No. 130 is required to be adopted for the Company's fiscal year ending December 31, 1998. The adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is required to be adopted for the Company's 1998 year-end financial statements. The Company is currently evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.


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

     CR and DC were being accounted for together as discontinued operations with a measurement date of May 31, 1995. The accompanying Consolidated Financial Statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. At the measurement date, the Company expected that the sale of CR would have resulted in a gain on the disposal of CR's assets which would have been sufficient to offset any losses incurred by DC. As a result, no provision for estimated losses was established for the period from the measurement date to the estimated disposal date. In the fourth quarter of 1996, based on current information, management of the Company concluded that any proceeds received from a possible sale of CR would not be sufficient to offset the remaining net assets of CR and DC. The Company, therefore, recorded a charge of $16,335,000 ($.88 basic earnings per common share and $.85 diluted earnings per common share), net of income tax benefit of $5,139,000.

     The charge of $16,335,000 recorded in 1996 on the accompanying Consolidated Statements of Operations included the operating losses incurred by CR and DC from June 1, 1995 to December 31, 1996, the complete write-off of CR and DC's non-recoverable assets, and a provision for the disposal of discontinued operations. The non-recoverable assets were comprised of goodwill, customer lists, equipment, and furniture and fixtures. The provision for the disposal of discontinued operations included accruals for future operating losses and other future commitments. The Company's management believes that the provision established in the fourth quarter of 1996 is sufficient to cover all future costs associated with CR. This provision is reflected in Accrued discontinued operations disposal costs on the accompanying Consolidated Balance Sheets.

     In July 1997, the Company entered into a definitive agreement to sell the remaining net assets of CR to a private investment firm. The deal was closed on December 31, 1997. Based upon the terms of the agreement, the Company received a specified amount at closing which was subject to adjustment. The adjustment to the purchase price consisted of a working capital adjustment plus an amount representing the net amount of cash activity from CR's operations during the period between August 18, 1997 and December 31, 1997. Additionally, the Company received a note from the acquiring firm which is due in two installments over the next two years. No additional gain or loss has been recorded at December 31, 1997. Any additional gain will be recorded when realized.

NOTE 3 - RECEIVABLES:

     Receivables on the accompanying Consolidated Balance Sheets consist of the following:

                                                                         1997                         1996
----------------------------------------------------------------------------------------------------------------------------------
Trade receivables............................................       $16,219,000                  $10,124,000
Fees earned, not received....................................         2,308,000                    3,511,000
Fees earned, not billed......................................        13,865,000                    7,273,000
                                                                    -----------                  -----------

                                                                     32,392,000                   20,908,000

Less:  Allowance for doubtful accounts.......................        (1,200,000)                  (1,350,000)
                                                                    -----------                  -----------

                                                                    $31,192,000                  $19,558,000
----------------------------------------------------------------------------------------------------------------------------------

     Fees earned, not received represent brokerage commissions earned but not yet collected. Fees earned, not billed represent cash receivables earned but unbilled and result from timing differences between services provided and contractual billing schedules.

     Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets represent fees collected from the Company's wholly owned subsidiaries, SIDCO and SIMC, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies sponsored by the Company (See Note
     13).


NOTE 4 - LOANS RECEIVABLE AVAILABLE FOR SALE:

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


NOTE 5 - INVESTMENTS AVAILABLE FOR SALE:

     Investments available for sale consist of mutual funds sponsored by the Company which are primarily invested in equity securities. The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of Shareholders' equity. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Operations.

     At December 31, 1997 and 1996, Investments available for sale had an aggregate cost of $1,000,000. These securities had an aggregate market value of $876,000 with gross unrealized losses of $124,000 at December 31, 1997. At that date, the unrealized holding losses of $75,000 (net of income tax benefit of $49,000) were reported as a separate component of Shareholders' equity on the accompanying Consolidated Balance Sheets. There were no unrealized holding gains as of December 31, 1997. At December 31, 1996, the fair value of these securities approximated their original cost and accordingly, no unrealized holding gains or losses were recorded.

     In 1996, proceeds from the sale of securities classified as Investments available for sale were $6,536,000. The aggregate cost of these securities prior to sale was $5,439,000, resulting in a realized gain of $1,097,000. This gain is reflected in Gain on sale of investments available for sale on the accompanying Consolidated Statements of Operations. The Company did not sell any of its investments in 1997.


NOTE 6 - LINE OF CREDIT:

     The Company has a line of credit agreement (the "Agreement") with its principal lending institution which provides for borrowings of up to $50,000,000. The Agreement ends on May 31, 1998, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. Management believes the Agreement will be extended. The line of credit, when utilized, accrues interest at the Prime rate or three-tenths percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-tenth percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and places certain restrictions on investments.

     The maximum month-end amount of debt outstanding on the Company's line of credit for the years ended December 31, 1997 and 1996 was $30,000,000 and $20,000,000, respectively. Interest expense, including commitment fees, on the Company's line of credit was $302,000, $794,000, and $255,000 based on a weighted average interest rate of approximately 5.8 percent, 6.0 percent, and 6.6 percent for the years ended December 31, 1997, 1996, and 1995, respectively.


NOTE 7 - LONG-TERM DEBT:

     On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000,000 of 7.20% Senior Notes and $15,000,000 of 7.27% Senior Notes (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years with an average life of 7 to 10 years. The proceeds from the Notes were used to repay the outstanding balance on the Company's line of credit at that time. The Note Purchase Agreement contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. None of these covenants negatively affect the Company's liquidity or capital resources. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The current portion of the Notes amounted to $2,000,000 at December 31, 1997 which was paid in February 1998. The Company had no long-term debt at December 31, 1996.
     The carrying amount of the Company's long-term debt approximates its fair value.

     Annual maturities of long-term debt are: $2,000,000 per year through the year 2002; $4,000,000 per year for the years 2003 through 2007; $1,000,000 per year for the years 2008 through 2012. Interest expense relating to the Company's long-term debt was $2,186,000 for the year ended December 31, 1997.

NOTE 8 - SHAREHOLDERS' EQUITY:

     STOCK-BASED COMPENSATION PLANS - The Company has several stock option plans under which non-qualified and incentive stock options for common stock are available for grant to officers, directors, and key employees. The options granted and the option prices are established by the Board of Directors in accordance with the terms of the plans. The Board of Directors has reserved an aggregate 13,105,000 shares for grant under these plans. All options outstanding were granted at prices equal to the fair market value of the stock on the date of grant and expire 10 years after the date of grant. Generally, all options vest ratably over a four year period, with the exception of those granted in 1997 which vest ratably upon the Company's attainment of specific earnings levels or seven years.

     The Company accounts for its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense has been recognized. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company's net income and earnings per common share would have been reduced to the following pro forma amounts:

                                                                                  1997              1996                 1995
---------------------------------------------------------------------------------------------------------------------------------
Net income:
     As reported...................................................              $26,844            $6,811             $19,184
     Pro forma.....................................................              $25,334            $6,201             $18,958

Basic earnings per common share:
     As reported...................................................              $  1.47            $  .37             $  1.03
     Pro forma.....................................................              $  1.38            $  .34             $  1.02

Diluted earnings per common share:
     As reported...................................................              $  1.40            $  .35             $   .98
     Pro forma.....................................................              $  1.32            $  .32             $   .97
--------------------------------------------------------------------------------------------------------------------------------

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted average fair value of the stock options granted during 1997, 1996, and 1995 was $59.71, $31.31, and $31.75, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                           1997                 1996                1995
--------------------------------------------------------------------------------------------------------------------------------
Risk-free interest rate............................................        6.55%                6.70%               6.35%
Expected dividend yield............................................        1.00%                1.00%               1.00%
Expected life......................................................       7 Years              7 Years             7 Years
Expected volatility................................................       37.36%               34.87%              35.31%
--------------------------------------------------------------------------------------------------------------------------------

     Certain information relating to the Company's stock option plans for 1997, 1996, and 1995 is summarized as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                               Weighted
                                                                                    Number of                  Average
                                                                                      Shares                Exercise Price
                                                                               --------------------       ------------------

Balance as of December 31, 1994..........................................            4,530,000                 $12.78
Granted..................................................................              209,000                  22.09
Exercised................................................................             (464,000)                  9.42
Expired or canceled......................................................             (148,000)                 18.03
                                                                                     ---------

Balance as of December 31, 1995..........................................            4,127,000                  13.44
Granted..................................................................              365,000                  21.65
Exercised................................................................             (554,000)                  8.02
Expired or canceled......................................................              (82,000)                 20.44
                                                                                     ---------

Balance as of December 31, 1996..........................................            3,856,000                  14.85
Granted..................................................................              622,000                  40.55
Exercised................................................................             (625,000)                 12.83
Expired or canceled......................................................              (58,000)                 22.25
                                                                                     ---------

Balance as of December 31, 1997..........................................            3,795,000                 $19.27

Exercisable as of December 31, 1997......................................            2,725,000                 $14.11

Available for future grant as of December 31, 1997.......................              342,000                     --
----------------------------------------------------------------------------------------------------------------------------

     As of December 31, 1996 and 1995, there were 3,010,000 shares and 3,157,000 shares exercisable, respectively. The expiration dates for options at December 31, 1997 range from April 4, 1998 to December 8, 2007, with a weighted average remaining contractual life of 5.8 years.

     The following table summarizes information relating to all options outstanding at December 31, 1997:

----------------------------------------------------------------------------------------------------------------------------------
                                      Options Outstanding                        Options Exercisable
                                      at December 31, 1997                      at December 31, 1997
                              ---------------------------------         -------------------------------------
                                                                                                                     Weighted
                                                    Weighted                                      Weighted            Average
       Range of                                     Average                                       Average            Remaining
       Exercise               Number                Exercise                Number                Exercise          Contractual
       Prices                  of                    Price                   of                    Price               Life
     (Per Share)              Shares               (Per Share)              Shares               (Per Share)          (Years)
----------------             --------              -----------            -----------            ------------      -------------
 $ 7.75 - $13.00            1,513,000                $ 9.79                1,513,000                $ 9.79             2.9
  13.75 -  18.50              786,000                 16.62                  707,000                 16.44             5.9
  19.50 -  26.25              916,000                 22.81                  505,000                 23.79             7.7
  42.00                       580,000                 42.00                       --                    --             9.9
                            ---------                                      ---------
                            3,795,000                                      2,725,000
--------------------------------------------------------------------------------------------------------------------------------

     EMPLOYEE STOCK PURCHASE PLAN - The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 800,000 shares for issuance under this plan. At December 31, 1997, 733,000 cumulative shares have been issued.

     COMMON STOCK BUYBACK - The Board of Directors has authorized the purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $228,365,000, including an additional authorization in early 1998. Through December 31, 1997, a total of 14,636,000 shares at an aggregate cost of $209,122,000 have been purchased and retired. The Company purchased 1,403,000 shares at a cost of $43,620,000 during 1997.

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

     DIVIDENDS - On May 14, 1997, the Board of Directors declared a cash dividend of $.14 per share on the Company's common stock, which was paid on June 27, 1997, to shareholders of record on June 12, 1997. On December 4, 1997, the Board of Directors declared a cash dividend of $.14 per share on the Company's common stock, which was paid on January 21, 1998, to shareholders of record on December 31, 1997.

     The dividends declared in 1997 and 1996 were $5,045,000 and $4,468,000, respectively. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.


NOTE 9 - EMPLOYEE BENEFIT PLAN:

     The Company has a tax-qualified defined contribution plan (the "Plan").
     The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $1,412,000, $1,345,000, and $1,065,000 to the Plan in 1997, 1996, and 1995, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

     The Company has entered into various operating leases for facilities, data processing equipment, and software. Some of these leases contain escalation clauses for increased taxes and operating expenses. Rent expense was $16,192,000, $17,527,000, and $16,570,000 in 1997, 1996, and
     1995, respectively.

     Aggregate noncancellable minimum lease commitments at December 31, 1997 are:

-----------------------------------------------------------------------------------------------------
1998..........................................................................            $ 8,936,000
1999..........................................................................              4,848,000
2000..........................................................................              3,686,000
2001..........................................................................              2,807,000
2002..........................................................................                452,000
2003 and thereafter...........................................................                115,000
                                                                                          -----------

                                                                                          $20,844,000
-----------------------------------------------------------------------------------------------------

     The Company has future lease obligations relating to office facilities being used for its discontinued operations. The Company established a provision for future lease commitments relating to these facilities which is included in Accrued discontinued operations disposal costs on the accompanying Consolidated Balance Sheets. Management of the Company believes this provision will be adequate to cover all future costs incurred relating to these facilities.

     The Company, through SEI AG, has commitments for $4,826,000 to purchase additional Loans receivable available for sale. In the normal course of business, SEI AG will time these purchases with the sales of other loans, thereby relieving the Company of any additional outlay of cash associated with these commitments (See Note 4).

     In the normal course of business, the Company is party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect upon the Company's financial position or results of operations.


NOTE 11 - INCOME TAXES:

     Income taxes from continuing operations consist of the following:

                                   YEAR ENDED DECEMBER 31,                1997                    1996                   1995
--------------------------------------------------------------------------------------------------------------------------------
Current
    Federal...............................................             $15,544,000             $10,491,000           $13,476,000
    State.................................................                 726,000                 486,000             1,577,000
                                                                       -----------             -----------           -----------

                                                                        16,270,000              10,977,000            15,053,000
                                                                       -----------             -----------           -----------

Deferred, including current deferred
    Federal...............................................                 607,000               2,963,000              (682,000)
    State.................................................                 286,000                 858,000                10,000
                                                                       -----------             -----------           -----------

                                                                           893,000               3,821,000              (672,000)
                                                                       -----------             -----------           -----------

Total income taxes from continuing
    operations............................................             $17,163,000             $14,798,000           $14,381,000
--------------------------------------------------------------------------------------------------------------------------------

     The effective income tax rate from continuing operations differs from the Federal income tax statutory rate due to the following:

                                      YEAR ENDED DECEMBER 31,                 1997                  1996                   1995
-------------------------------------------------------------------------------------------------------------------------------

Statutory rate...............................................                 35.0%                 35.0%                  35.0%
State taxes, net of Federal tax benefit......................                  1.3                   2.3                    2.5
Other, net...................................................                  2.7                   1.7                    3.0
                                                                              ----                  ----                   ----

                                                                              39.0%                 39.0%                  40.5%

 --------------------------------------------------------------------------------------------------------------------------------

     Deferred income taxes for 1997, 1996, and 1995 reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items comprising the deferred income tax provision from continuing operations are as follows:

                                   YEAR ENDED DECEMBER 31,            1997                       1996                       1995
----------------------------------------------------------------------------------------------------------------------------------
Difference in financial reporting and income
     tax depreciation methods.............................        $   996,000                 $  598,000                  $(555,000)
Reserves not currently deductible.........................            (73,000)                   (28,000)                   213,000
Capitalized software currently deductible for
     tax purposes, net of amortization....................          1,662,000                  3,461,000                    512,000
State deferred income taxes...............................            186,000                    558,000                      6,000
Revenue and expense recognized in
     different periods for financial reporting
     and income tax purposes..............................         (1,508,000)                  (724,000)                  (657,000)
Other, net................................................           (370,000)                   (44,000)                  (191,000)
                                                                  -----------                 ----------                  ---------

                                                                  $   893,000                 $3,821,000                  $(672,000)

-----------------------------------------------------------------------------------------------------------------------------------

     The net deferred income tax liability is comprised of the following:

                                      YEAR ENDED DECEMBER 31,                 1997                        1996
-----------------------------------------------------------------------------------------------------------------

Current deferred income taxes:
     Gross assets............................................             $ 6,461,000                 $ 4,689,000
     Gross liabilities.......................................                (124,000)                   (162,000)
                                                                          -----------                 -----------
                                                                            6,337,000                   4,527,000
                                                                          -----------                 -----------
Long-term deferred income taxes:
     Gross assets............................................                 243,000                   1,108,000
     Gross liabilities.......................................              (8,041,000)                 (6,084,000)
                                                                          -----------                 -----------
                                                                           (7,798,000)                 (4,976,000)
                                                                          -----------                 -----------

Net deferred income tax liability............................             $(1,461,000)                $  (449,000)
-----------------------------------------------------------------------------------------------------------------

     The Company did not record any valuation allowance against deferred tax assets at December 31, 1997 and 1996.

     The tax effect of significant temporary differences representing deferred tax assets (liabilities) is as follows:

                                   YEAR ENDED DECEMBER 31,                  1997                       1996
---------------------------------------------------------------------------------------------------------------

Difference in financial reporting and income
     tax depreciation methods.............................               $    52,000                $   846,000
Reserves not currently deductible.........................                   750,000                    945,000
Capitalized software currently deductible for
     tax purposes, net of amortization....................                (8,088,000)                (6,082,000)
State deferred income taxes...............................                   324,000                    223,000
Revenue and expense recognized in
     different periods for financial reporting
     and income tax purposes..............................                 5,388,000                  3,277,000
Unrealized holding gain on investments....................                    48,000                    303,000
Other, net................................................                    65,000                     39,000
                                                                         -----------                -----------

                                                                         $(1,461,000)               $  (449,000)
---------------------------------------------------------------------------------------------------------------


Note 12 - Segment Information:

     The Company defines its business segments to reflect the Company's focus around two primary business lines: Investment Technology and Services and Asset Management. The Investment Technology and Services segment consists of the Company's trust technology, proprietary mutual fund, and back-office trust processing businesses. The Asset Management segment consists of the Company's liquidity management, asset management, mutual fund, and brokerage and consulting businesses.

     The following tables highlight certain financial information from continuing operations about each of the Company's segments for the years ended December 31, 1997, 1996, and 1995.

                                                       Investment
                                                       Technology      Asset        General and
1997                                                  and Services   Management   Administrative   Consolidated
---------------------------------------------------------------------------------------------------------------

Revenues............................................  $182,509,000  $110,240,000                   $292,749,000
                                                      ------------  ------------                   ------------

Operating profit....................................  $ 46,126,000  $ 13,317,000    $(13,931,000)  $ 45,512,000
                                                      ------------  ------------    ------------

Interest income.....................................                                               $    983,000
Interest expense....................................                                               $ (2,488,000)
                                                                                                   ------------

Income from continuing operations
   before income taxes..............................                                               $ 44,007,000
                                                                                                   ------------

Depreciation and amortization.......................  $  9,973,000  $  3,371,000    $    724,000   $ 14,068,000
                                                      ------------  ------------    ------------   ------------

Capital expenditures................................  $  9,848,000  $  2,106,000    $  1,001,000   $ 12,955,000
                                                      ------------  ------------    ------------   ------------

Total identifiable assets at
   December 31, 1997................................  $ 89,444,000  $ 64,155,000    $ 15,285,000   $168,884,000
                                                      ------------  ------------    ------------   ------------
---------------------------------------------------------------------------------------------------------------

                                                       Investment
                                                       Technology      Asset       General and
1996                                                  and Services  Management   Administrative   Consolidated
--------------------------------------------------------------------------------------------------------------


Revenues............................................  $171,034,000  $76,783,000                   $247,817,000
                                                      ------------  -----------                   ------------

Operating profit....................................  $ 46,211,000  $ 3,111,000    $(13,235,000)  $ 36,087,000
                                                      ------------  -----------    ------------

Gain on sale of investments available
   for sale.........................................                                              $  1,097,000
Interest income.....................................                                              $    808,000
Interest expense....................................                                              $    (48,000)
                                                                                                  ------------

Income from continuing operations
   before income taxes..............................                                              $ 37,944,000
                                                                                                  ------------

Depreciation and amortization.......................  $  7,509,000  $ 2,328,000    $    202,000   $ 10,039,000
                                                      ------------  -----------    ------------   ------------

Capital expenditures................................  $ 23,061,000  $ 5,979,000    $  4,020,000   $ 33,060,000
                                                      ------------  -----------    ------------   ------------

Total identifiable assets at
   December 31, 1996................................  $ 66,595,000  $62,135,000    $ 12,311,000   $141,041,000
                                                      ------------  -----------    ------------   ------------
--------------------------------------------------------------------------------------------------------------


                                                       Investment
                                                       Technology      Asset       General and
1995                                                  and Services  Management   Administrative   Consolidated
--------------------------------------------------------------------------------------------------------------


Revenues............................................  $157,960,000  $68,004,000                   $225,964,000
                                                      ------------  -----------                   ------------

Operating profit....................................  $ 45,176,000  $ 6,530,000    $(16,963,000)  $ 34,743,000
                                                      ------------  -----------    ------------

Interest income.....................................                                              $  1,019,000
Interest expense....................................                                              $   (255,000)
                                                                                                  ------------

Income from continuing operations
   before income taxes..............................                                              $ 35,507,000
                                                                                                  ------------

Depreciation and amortization.......................  $  8,997,000  $ 2,253,000    $    324,000   $ 11,574,000
                                                      ------------  -----------    ------------   ------------

Capital expenditures................................  $  3,931,000  $ 1,114,000    $  3,566,000   $  8,611,000
                                                      ------------  -----------    ------------   ------------

Total identifiable assets at
   December 31, 1995................................  $ 44,847,000  $43,170,000    $  7,284,000   $ 95,301,000
                                                      ------------  -----------    ------------   ------------
--------------------------------------------------------------------------------------------------------------

NOTE 13 - RELATED PARTY TRANSACTIONS:

     SIMC, either by itself or through two of its wholly owned subsidiaries, is a party to Investment Advisory and Administration Agreements with several regulated investment companies ("RICs"), which are administered by the Company. Shares of the RICs are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, SIMC receives a fee for providing investment advisory, administrative, and accounting services to the RICs. The investment advisory and administration fee is a fixed percentage of the average daily net asset value of each RIC, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $119,606,000, $92,143,000, and $73,807,000 in 1997, 1996, and 1995, respectively. SIDCO is a party to Distribution Agreements with several RICs, which are advised and/or administered by SIMC. SIDCO receives a fee from the RICs for providing distribution services pursuant to the provisions of various Rule 12b-1 Plans adopted by the RICs. These distribution fees totaled $7,269,000, $4,026,000, and $5,897,000 in 1997, 1996, and 1995,
     respectively.


NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                   For the Three Months Ended
                                                     ----------------------------------------------------
1997                                                    March 31      June 30     Sept. 30      Dec. 31
---------------------------------------------------------------------------------------------------------

Revenues.............................................  $63,504,000  $70,730,000  $74,283,000  $84,232,000
Income before income taxes...........................  $ 8,001,000  $ 8,568,000  $11,105,000  $16,333,000
Net income...........................................  $ 4,801,000  $ 5,141,000  $ 6,939,000  $ 9,963,000

Basic earnings per common share......................         $.26         $.28         $.38         $.55

Diluted earnings per common share....................         $.25         $.27         $.36         $.52
---------------------------------------------------------------------------------------------------------



                                                                      For the Three Months Ended
                                                     ---------------------------------------------------------
1996                                                    March 31      June 30     Sept. 30         Dec. 31
--------------------------------------------------------------------------------------------------------------

Revenues.............................................  $63,239,000  $61,541,000  $60,165,000       $62,872,000
Income from continuing operations
   before income taxes...............................  $ 9,818,000  $ 7,992,000  $ 9,390,000       $10,744,000
Income from continuing operations....................  $ 5,793,000  $ 4,893,000  $ 5,906,000       $ 6,554,000
Net income (loss)....................................  $ 5,793,000  $ 4,893,000  $ 5,906,000       $(9,781,000) (a)
Basic earnings per common share
   from continuing operations........................         $.31         $.26         $.32             $ .36
Basic earnings (loss) per common
   share.............................................         $.31         $.26         $.32             $(.53) (a)
Diluted earnings per common share
   from continuing operations........................         $.30         $.25         $.31             $ .34
Diluted earnings (loss) per common
   share.............................................         $.30         $.25         $.31             $(.51) (a)
--------------------------------------------------------------------------------------------------------------

     (a) Includes the loss from the disposal of discontinued operations of $16,335,000 or $.89 basic earnings per common share and $.85 diluted earnings per common share (See Note 2).

                    SEI INVESTMENTS COMPANY AND SUBSIDIARIES
                    ----------------------------------------
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
       -----------------------------------------------------------------

                                                                Additions
                                                           --------------------
                                               Balance at  Charged to  Charged                  Balance
                                               Beginning   Costs and   to Other                  at End
                 Description                    of Year     Expenses   Accounts  (Deductions)   of Year
---------------------------------------------------------------------------------------------------------


For the Year Ended December 31, 1995:

    Allowance for doubtful accounts            $1,206,000    $     --  $     --    $      --   $1,206,000
                                               ==========    ========  ========    =========   ==========

For the Year Ended December 31, 1996:

    Allowance for doubtful accounts            $1,206,000    $144,000  $     --    $      --   $1,350,000
                                               ==========    ========  ========    =========   ==========

For the Year Ended December 31, 1997:

    Allowance for doubtful accounts            $1,350,000    $     --  $     --    $(150,000)  $1,200,000
                                               ==========    ========  ========    =========   ==========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

None.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "1998 Proxy Statement").

The executive officers of the Company are as follows:

ALFRED P. WEST, JR., 55, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.

HENRY H. GREER, 60, has been Chief Financial Officer since September 1996. Mr. Greer has been President and Chief Operating Officer since August 1990, and was an Executive Vice President from July 1990 to August 1990. Mr. Greer has been a Director since November 1979.

CARMEN V. ROMEO, 54, has been an Executive Vice President since December 1985. Mr. Romeo has been a Director since June 1979. Mr. Romeo was Treasurer and Chief Financial Officer from June 1979 to September 1996.

RICHARD B. LIEB, 50, has been an Executive Vice President since October 1990, and a Director since May 1995.

CARL A. GUARINO, 40, has been a Senior Vice President since April 1988, and was General Counsel from April 1988 to January 1994.

EDWARD D. LOUGHLIN, 47, has been an Executive Vice President since January 1994 and a Senior Vice President since January 1988.

DENNIS J. MCGONIGLE, 37, has been an Executive Vice President since July 1996. Mr. McGonigle has been a Senior Vice President since January 1994 and a Vice President since January 1991.

KEVIN P. ROBINS, 36, has been a Senior Vice President and General Counsel since January 1994 and a Vice President since January 1992.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

The information called for in this item is hereby incorporated by reference to the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

The information called for in this item is hereby incorporated by reference to the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

The information called for in this item is hereby incorporated by reference to the 1998 Proxy Statement.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

(a)  1 and 2.  Financial Statements and Financial Statement Schedules.  The
               ------------------------------------------------------
               following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

               Report of Independent Public Accountants
               Consolidated Balance Sheets -- December 31, 1997 and 1996 Consolidated Statements of Operations -- For the years ended December 31, 1997, 1996, and 1995
               Consolidated Statements of Shareholders' Equity -- For the years ended December 31, 1997, 1996, and 1995
               Consolidated Statements of Cash Flows -- For the years ended December 31, 1997, 1996, and 1995
               Notes to Consolidated Financial Statements
               Schedule II -- Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

           3.  Exhibits, Including Those Incorporated by Reference. The exhibits
               ---------------------------------------------------
               to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

(b)            Reports on Form 8-K.  No reports on Form 8-K were filed by the
               -------------------
               Company during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SEI INVESTMENTS COMPANY

Date    March 27, 1998                  By  /s/ Henry H. Greer
     -------------------                    --------------------------
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


Date    March 27, 1998                   By  /s/ Alfred P. West, Jr.
     -------------------                     ----------------------------
                                             Alfred P. West, Jr.
                                             Chairman of the Board,
                                             Chief Executive Officer,
                                             and Director

Date    March 27, 1998                   By  /s/ Carmen V. Romeo
     -------------------                     ----------------------------
                                             Carmen V. Romeo
                                             Executive Vice President and
                                             Director

Date    March 27, 1998                   By  /s/ Richard B. Lieb
     -------------------                     ----------------------------
                                             Richard B. Lieb
                                             Executive Vice President and
                                             Director

Date    March 27, 1998                   By  /s/ William M. Doran
     -------------------                     ----------------------------
                                             William M. Doran
                                             Director


Date    March 27, 1998                   By  /s/ Henry H. Porter, Jr.
     -------------------                     ----------------------------
                                             Henry H. Porter, Jr.
                                             Director

                                 EXHIBIT INDEX
                                 -------------

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

   3.1 Articles of Incorporation of the Registrant as amended on January 21, 1983. (Incorporated by reference to exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982.)
   3.1.1 Designation of Series A Junior Participating Preferred Shares, dated December 19, 1988. (Incorporated by reference to exhibit
             3.1.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)
   3.1.2 Amendment to Articles of Incorporation of the Registrant, dated May 21, 1992. (Incorporated by reference to exhibit 3.1.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)
   3.1.3 Amendment to Articles of Incorporation of the Registrant, dated May 26, 1994. (Incorporated by reference to exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)
   3.1.4 Amendment to Articles of Incorporation of the Registrant, dated November 21, 1996. (Incorporated by reference to exhibit 3.1.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
   3.2 By-Laws. (Incorporated by reference to exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.)
   3.2.1 Amendment to By-Laws, dated December 19, 1988. (Incorporated by reference to exhibit 3.2.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)
   3.2.2 Amendment to By-Laws, dated July 12, 1990. (Incorporated by reference to exhibit 3.2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.)
   4.1 Form of Certificate for Shares of Common Stock. (Incorporated by reference to exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)
   4.1.1 Form of Rights Certificate. (Incorporated by reference to exhibit B to exhibit 1 to the Registrant's Report on Form 8-K filed on January 12, 1989.)

             Note: Exhibits 10.1 through 10.10 constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Registrant participate.

  10.1*      Stock Option Plan, Amended, Restated and Renewed as of February 11,
             1997. (Page 56)
  10.1.1*    1997 Stock Option Plan. (Page 67)
  10.1.2*    1997 Option Share Deferral Plan. (Page 77)
  10.2       Employee Stock Ownership Plan. (Incorporated by reference to exhibit 10.3 (b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.)
  10.3       Employee Stock Purchase Plan, Amended and Restated as of May 8,
             1991. (Incorporated by reference to exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1991.)
  10.3.1*    Resolutions amending the Stocks Purchase Plan, effective as of
             October 15, 1997. (Page 88)
  10.4       SEI Capital Accumulation Plan. (Incorporated by reference to exhibit 99(e) to the Registrant's Registration Statement on Form S-
             8 (No. 333-41343) filed December 2, 1997.)
  10.5       Stock Option Plan for Non-Employee Directors. (Incorporated by
             reference to exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)
10.5.1*      Amendment 1997-1 to Stock Option Plan for Non-Employee Directors.
             (Page 89)
10.5.2*      1997 Option Share Deferral Plan for Non-Employee Directors.
             (Page 90)
  10.6       Employment Agreement, dated May 25, 1979, between Alfred P. West,
             Jr. and the Registrant. (Incorporated by reference to exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)
  10.7       Employment Agreement, dated January 21, 1987, between Gilbert L.
             Beebower and the Registrant. (Incorporated by reference to exhibit
             10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)

  10.8.1 Employment Agreement, dated July 1, 1987, between Richard B. Lieb and the Registrant. (Incorporated by reference to exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)
  10.8.2 Stock Option Agreement, dated February 23, 1989, between Richard B. Lieb and a subsidiary of the Registrant, as amended. (Incorporated by reference to exhibit 10.8.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)
  10.9 Summary of Company Bonus Plan for Senior Management. (Incorporated by reference to exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)
  10.10 Employment Agreement, dated February 28, 1992, between Charles A. Marsh and the Registrant. (Incorporated by reference to exhibit
             10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)
  10.11 Directors and Officers Liability Insurance Policy. (Incorporated by reference to exhibit 10.9 to the Registrant's Registration Statement on Form S-8 (No.2-78133) filed June 25, 1982.)
  10.12 Lease Agreement, dated as of January 1, 1990, between The Canada Life Assurance Company and the Registrant. (Incorporated by reference to exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)
  10.13 Lease Agreement, dated as of May 1, 1991, between Two North Riverside Plaza Joint Venture and the Registrant. (Incorporated by reference to exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)
  10.14 Credit Agreement, dated May 31, 1992, between Provident National Bank and the Registrant, as amended. (Incorporated by reference to exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)
  10.14.1 Second Modification Agreement to the Credit Agreement, dated April 19, 1993, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)
  10.14.2 Third Modification Agreement to the Credit Agreement, dated May 31, 1993, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)
  10.14.3 Fourth Modification Agreement to the Credit Agreement, dated March 14, 1994, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)
  10.14.4 Fifth Modification Agreement to the Credit Agreement, dated May 31, 1994, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)
  10.14.5 Sixth Modification Agreement to the Credit Agreement, dated May 5, 1995, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)
  10.14.6 Seventh Modification Agreement to the Credit Agreement, dated June 15, 1995, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)
  10.14.7 Eighth Modification Agreement to the Credit Agreement, dated October 19, 1995, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)
  10.14.8 Ninth Modification Agreement to the Credit Agreement, dated March 31, 1996, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

  10.14.9    Tenth Modification Agreement to the Credit Agreement, dated May 31,
             1996, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by
             reference to exhibit 10.14.9 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1996.)
  10.14.10   Eleventh Modification Agreement to the Credit Agreement, dated
             October 1, 1996, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant.
             (Incorporated by reference to exhibit 10.14.10 to the Registrant's
             Annual Report on Form 10-K for the fiscal year ended December 31,
             1996.)
  10.14.11   Release and Modification Agreement to the Credit Agreement, dated
             February 20, 1997, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant.
             (Incorporated by reference to exhibit 10.14.11 to the Registrant's
             Annual Report on Form 10-K for the fiscal year ended December 31,
             1996.)
  10.14.12*  Thirteenth Modification Agreement to the Credit Agreement, dated
             May 30, 1997, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Page 101)
  10.14.13*  Fourteenth Modification Agreement to the Credit Agreement, dated
             December 31, 1997, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant.
             (Page 103)
  10.15      Pledge Agreement, dated May 31, 1992, between Provident National
             Bank and the Registrant. (Incorporated by reference to exhibit
             10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)
  10.16      Master Lease Agreement, dated December 29, 1989, between Varilease
             Corporation and the Registrant, as amended. (Incorporated by reference to exhibit 10.14 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1992.)
  10.17      Note Purchase Agreement, dated as of February 24, 1997, with respect to the issuance by the Registrant of $20,000,000 7.20%
             Senior Notes, Series A, due February 24, 2007, and $15,000,000
             7.27% Senior Notes, Series B, due February 24, 2012. (Incorporated
             by reference to exhibit 10.17 to the Registrant's Annual Report on
             Form 10-K for the fiscal year ended December 31, 1996.)
  21*        Subsidiaries of the Registrant.  (Page 105)
  23*        Consent of Independent Public Accountants.  (Page 106)
  27*        Financial Data Schedule for the Year ended December 31, 1997.
  27.1*      Restated Financial Data Schedule for the Year ended December 31,
             1996.
  27.2*      Restated Financial Data Schedule for the Year ended December 31,
             1995.
  27.3*      Restated Financial Data Schedule for the Three Months ended March
             31, 1997.
  27.4*      Restated Financial Data Schedule for the Six Months ended June 30,
             1997.
  27.5*      Restated Financial Data Schedule for the Nine Months ended
             September 30, 1997.
  27.6*      Restated Financial Data Schedule for the Three Months ended March
             31, 1996.
  27.7*      Restated Financial Data Schedule for the Six Months ended June 30,
             1996.
  27.8*      Restated Financial Data Schedule for the Nine Months ended
             September 30, 1996.
  99*        Miscellaneous exhibits. (Page 116)

* Filed herewith as an exhibit to this Form 10-K.