Form 10-Q
period 1998-03-31
SEI CORP
filed 1998-05-14
CIK 350894

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
  ___X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1998 or
                                                    --------------
  ______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                                    0-10200
--------------------------------------------------------------------------------
                            (Commission File Number)

                            SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                        23-1707341
----------------------------------                      ----------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification Number)

             1 FREEDOM VALLEY DRIVE, OAKS, PENNSYLVANIA  19456-1100
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ___   ___

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998: 17,884,863 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 (In thousands)

                                                   March 31, 1998   December 31, 1997
                                                   ---------------  -----------------
                                                     (unaudited)
Assets
------

Current assets:

Cash and cash equivalents                                $ 17,247            $ 16,891
Receivables from regulated investment companies            15,680              14,452
Receivables, net of allowance for doubtful
    accounts of $1,200                                     27,576              31,192
Loans receivable available for sale                         2,738              11,340
Prepaid expenses                                            3,555               3,783
Deferred income taxes                                       7,251               6,337
                                                         --------            --------

          Total current assets                             74,047              83,995
                                                         --------            --------

Investments available for sale                              3,834                 876
                                                         --------            --------

Investment in unconsolidated affiliate                      1,270                  --
                                                         --------            --------

Property and equipment, net of accumulated
    depreciation and amortization of $51,734
    and $49,493                                            52,570              52,131
                                                         --------            --------

Capitalized software, net of accumulated
    amortization of $8,790 and $7,959                      18,916              18,440
                                                         --------            --------

Customer lists, net of accumulated
    amortization of $381 and $291                           3,018               3,009
                                                         --------            --------

Other assets, net                                          11,147              10,433
                                                         --------            --------

          Total Assets                                   $164,802            $168,884
                                                         ========            ========


        The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                        (In thousands, except par value)




                                                  March 31,1998   December 31, 1997
                                                  --------------  -----------------
                                                   (unaudited)

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
Current portion of long-term debt                       $ 2,000             $ 2,000
Accounts payable                                          7,680               5,798
Accrued compensation                                      6,557              20,920
Accrued proprietary fund services                        10,372               9,812
Accrued discontinued operations disposal costs            6,275               7,228
Other accrued liabilities                                32,671              28,760
Deferred revenue                                          7,479               7,158
                                                      ---------            --------

     Total current liabilities                           73,034              81,676
                                                      ---------            --------


Long-term debt                                           31,000              33,000
                                                      ---------            --------

Deferred income taxes                                     8,182               7,798
                                                      ---------            --------
Shareholders' equity:

Common stock, $.01 par value, 100,000 shares
   authorized; 17,885 and 17,767 shares issued
   and outstanding                                          179                 178
Capital in excess of par value                           52,952              46,724
Retained earnings                                            --                  --
Accumulated other comprehensive losses                     (545)               (492)
                                                      ---------            --------

     Total shareholders' equity                          52,586              46,410
                                                      ---------            --------

     Total Liabilities and Shareholders' Equity       $ 164,802            $168,884
                                                      =========            ========


        The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)


                                                               Three Months
                                                              Ended March 31,
                                                             1998        1997
                                                             ----        ----

Revenues                                                    $81,871   $63,504

Expenses:
 Operating and development                                   44,170    32,262
 Sales and marketing                                         22,039    19,568
 General and administrative                                   3,222     3,394
                                                            -------   -------

Income from operations                                       12,440     8,280

Equity in the earnings of unconsolidated affiliate              510        --
Interest income                                                 220       212
Interest expense                                               (712)     (491)
                                                            -------   -------

Income before income taxes                                   12,458     8,001
Income taxes                                                  4,861     3,200
                                                            -------   -------

Net income                                                    7,597     4,801
                                                            -------   -------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments,
     net of income tax benefit of $17 and $87                   (27)     (131)
  Unrealized holding (losses) gains on investments,
     net of income tax (benefit) expense of $(16) and $137      (26)      207
                                                            -------   -------

Other comprehensive (loss) income                               (53)       76
                                                            -------   -------

Comprehensive income                                        $ 7,544   $ 4,877
                                                            =======   =======


Basic earnings per common share                             $   .43   $   .26
                                                            =======   =======


Diluted earnings per common share                           $   .40   $   .25
                                                           ========   =======

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)
                                 (In thousands)

                                                                    Three Months
                                                                   Ended March 31,
                                                                   1998       1997
                                                                 ---------  ---------
Cash flows from operating activities:
Net income                                                       $  7,597   $  4,801
Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                 3,580      3,364
      Provision for losses on receivables                              --        189
      Tax benefit on stock options exercised                        5,653        218
      Equity in the earnings of unconsolidated affiliate             (510)        --
      Other                                                        (1,536)    (1,239)
      Change in current assets and liabilities:
          Decrease (increase) in
             Receivables from regulated investment companies       (1,228)      (245)
             Receivables                                            1,883     (5,489)
             Loans receivable available for sale                    8,602        263
             Prepaid expenses                                         228       (342)
          Increase (decrease) in
             Accounts payable                                       1,882     (1,167)
             Accrued compensation                                 (14,358)    (9,930)
             Accrued proprietary fund services                        560        925
             Accrued discontinued operations disposal costs          (953)      (696)
             Other accrued liabilities                              7,740      4,290
             Deferred revenue                                         321      1,524
                                                                 --------   --------
          Net cash provided by (used in) operating activities      19,461     (3,534)
                                                                 --------   --------

Cash flows from investing activities:
      Additions to property and equipment                          (2,914)    (3,649)
      Additions to capitalized software                            (1,307)    (2,660)
      Purchase of investments available for sale                   (3,000)        --
      Other                                                          (376)      (190)
                                                                 --------   --------
          Net cash used in investing activities                    (7,597)    (6,499)
                                                                 --------   --------

Cash flows from financing activities:
      Proceeds from (payment on) long-term debt                    (2,000)    35,000
      Payment on line of credit                                        --    (20,000)
      Purchase and retirement of common stock                     (11,610)    (1,075)
      Proceeds from issuance of common stock                        4,589      1,144
      Payment of dividend                                          (2,487)    (2,220)
                                                                 --------   --------
          Net cash (used in) provided by financing activities     (11,508)    12,849
                                                                 --------   --------

Net increase in cash and cash equivalents                             356      2,816

Cash and cash equivalents, beginning of period                     16,891     13,167
                                                                 --------   --------

Cash and cash equivalents, end of period                         $ 17,247   $ 15,983
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

       Summary Financial Information and Results of Operations
       -------------------------------------------------------

       In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998, the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

       Interim Financial Information
       -----------------------------

       While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

       Principles of Consolidation
       ---------------------------

       The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company's principal subsidiaries are SEI Investments Distribution Company, SEI Investments Management Corporation, and SEI Trust Company. All intercompany accounts and transactions have been eliminated. Investment in unconsolidated affiliate is accounted for using the equity method due to the Company's less than 50 percent ownership. The Company's portion of the affiliate's operating results is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income.

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

       Property and Equipment
       ----------------------
       Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                                     Estimated
                                                                                                                   Useful Lives
                                                             March 31, 1998              December 31, 1997          (In Years)
                                                             --------------              -----------------        --------------

Equipment                                                      $ 43,677,000                   $ 42,376,000             3 to 5
Buildings                                                        28,273,000                     27,940,000           25 to 39
Land                                                              6,993,000                      6,993,000                N/A
Furniture and fixtures                                           10,172,000                      9,790,000             3 to 5
Purchased software                                                9,330,000                      9,181,000                  3
Leasehold improvements                                            5,624,000                      5,344,000         Lease Term
Construction in progress                                            235,000                             --                N/A
                                                               ------------                   ------------

                                                                104,304,000                    101,624,000
Less:  Accumulated depreciation
          and amortization                                      (51,734,000)                   (49,493,000)
                                                               ------------                   ------------
Property and Equipment, net                                    $ 52,570,000                   $ 52,131,000
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

       Customer Lists
       --------------

       Customer Lists represent the value assigned to customer relationships obtained in various acquisitions. Customer Lists are amortized on a straight-line basis over 10 years. The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted cash flow is less than the net book value of the asset, the asset is written down to its net realizable value. As of March 31, 1998, no such write-down was required.

       Capitalized Software
       --------------------

       The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 7.4 years.

       Earnings per Share
       ------------------

       The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which superceded Accounting Principles Board Opinion No.
       15. Pursuant to SFAS 128, dual presentation of basic and diluted earnings per common share is required on the face of the statements of income for companies with complex capital structures. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the diluted earnings per common share calculation. The Company adopted SFAS 128 in its December 31, 1997 financial statements. All prior period earnings per common share information has been restated to conform with the provisions of SFAS 128.

                                                                                FOR THE THREE MONTH PERIOD ENDED
                                                                                         MARCH 31, 1998
                                                             ---------------------------------------------------------------------
                                                                     INCOME                     SHARES                PER SHARE
                                                                   (NUMERATOR)              (Denominator)               Amount
                                                                   -----------              -------------             ---------

Basic earnings per common share                                    $7,597,000                 17,750,000                  $.43
                                                                                                                          ====

Dilutive effect of stock options                                           --                  1,399,000
                                                                   ----------                 ----------

Diluted earnings per common share                                  $7,597,000                 19,149,000                  $.40
                                                                   ==========                 ==========                  ====


                                                                                FOR THE THREE MONTH PERIOD ENDED
                                                                                         MARCH 31, 1997
                                                             ---------------------------------------------------------------------
                                                                     INCOME                    SHARES                 PER SHARE
                                                                  (NUMERATOR)               (Denominator)               Amount
                                                                  -----------               -------------             ---------

Basic earnings per common share                                    $4,801,000                 18,532,000                  $.26
                                                                                                                          ====

Dilutive effect of stock options                                           --                    788,000
                                                                   ----------                 ----------

Diluted earnings per common share                                  $4,801,000                 19,320,000                  $.25
                                                                   ==========                 ==========                  ====

       All options outstanding during the first quarter of 1998 were included in the diluted earnings per common share calculation. Options to purchase 534,000 shares of common stock with an average exercise price per share of $24.20 were outstanding during the first quarter of 1997, but were excluded from the diluted earnings per common share calculation because the option's exercise price was greater than the average market price of the Company's common stock.

       Statements of Cash Flows
       ------------------------

       For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

       Supplemental disclosures of cash paid/received during the three months ended March 31 is as follows:

                                                                                 1998                       1997
                                                                                 ----                       ----

Interest paid                                                                $1,343,000                   $231,000
Interest and dividends received                                              $  226,000                   $210,000
Income taxes paid                                                            $2,456,000                   $ 85,000

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

Note 2. Comprehensive Income - In the first quarter of 1998, the Company adopted
        --------------------
        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with equal prominence as other financial statements.

                                                            Foreign                 Unrealized               Accumulated
                                                           Currency                   Holding                   Other
                                                          Translation                 Losses                Comprehensive
                                                          Adjustments             on Investments               Losses
                                                          -----------             --------------            -------------
Beginning balance                                          $(417)                   $ (75)                   $(492)
Current period change                                        (27)                     (26)                     (53)
                                                           -----                    -----                    -----

Ending Balance                                             $(444)                   $(101)                   $(545)
                                                           =====                    =====                    =====

Note 3. Receivables - Receivables on the accompanying Consolidated Balance
        -----------
        Sheets consist of the following:

                                                                                  March 31, 1998               December 31, 1997
                                                                                  --------------               -----------------
Trade receivables                                                                    $13,972,000                 $16,219,000
Fees earned, not received                                                              2,247,000                   2,308,000
Fees earned, not billed                                                               12,557,000                  13,865,000
                                                                                     -----------                 -----------

                                                                                      28,776,000                  32,392,000
Less:  Allowance for doubtful accounts                                                (1,200,000)                 (1,200,000)
                                                                                     -----------                 -----------

                                                                                     $27,576,000                 $31,192,000
                                                                                     ===========                 ===========

        Fees earned, not received represent brokerage commissions earned but not yet collected. Fees earned, not billed represent cash receivables earned but unbilled and result from timing differences between services provided and contractual billing schedules.

        Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets represent fees collected from the Company's wholly owned subsidiaries, SEI Investments Distribution Company and SEI Investments Management Corporation, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies sponsored by the Company.

Note 4. Loans Receivable Available for Sale - Loans receivable available for
        -----------------------------------
        sale represent loans which were purchased through SEI Capital AG, which is based in Zurich. These receivables are reported at the lower of cost or market, and any difference between the purchase price and the related loan principal amount is recognized as an adjustment of the yield over the life of the loan using the effective interest method. Each loan receivable involves various risks, including, but not limited to, country, interest rate, credit, and liquidity risk. Management evaluates and monitors these risks on a continuing basis to ensure that these loan receivables are recorded at their realizable value. This evaluation is based upon management's best estimates and the amounts the Company will ultimately realize could differ from these estimates. The Company intends to sell these loans within one year from the balance sheet date.

Note 5. Investments Available for Sale - Investments available for sale
        ------------------------------
        consist of mutual funds sponsored by the Company which are primarily invested in equity securities. The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of Shareholders' equity. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Income.

        At March 31, 1998, Investments available for sale had an aggregate cost of $4,000,000 and an aggregate market value of $3,834,000 with gross unrealized losses of $166,000. At that date, the unrealized holding losses of $101,000 (net of income tax benefit of $65,000) were reported as a separate component of Shareholders' equity on the accompanying Consolidated Balance Sheets. There were no unrealized holding gains as of March 31, 1998.

        At December 31, 1997, Investments available for sale had an aggregate cost of $1,000,000 and an aggregate market value of $876,000 with gross unrealized losses of $124,000. At that date, the unrealized holding losses of $75,000 (net of income tax benefit of $49,000) were reported as a separate component of Shareholders' equity on the accompanying Consolidated Balance Sheets. There were no unrealized holding gains as of December 31, 1997.

Note 6. Line of Credit - The Company has a line of credit agreement (the
        --------------
        "Agreement") with its principal lending institution which provides for borrowings of up to $50,000,000. The Agreement ends on May 31, 1998, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. Management believes the Agreement will be extended. The line of credit, when utilized, accrues interest at the Prime rate or three-tenths percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-tenth percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. The Company had no outstanding borrowings on its line of credit at March 31, 1998.

Note 7. Long-term Debt - On February 24, 1997, the Company signed a Note
        --------------
        Purchase Agreement authorizing the issuance and sale of $20,000,000 of 7.20% Senior Notes, Series A, and $15,000,000 of 7.27% Senior Notes, Series B, (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years with an average life of 7 to 10 years. The proceeds from the Notes were used to repay the outstanding balance on the Company's line of credit at that date. The Note Purchase Agreement contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. None of these covenants negatively affect the Company's liquidity or capital resources. Principal payments on the Notes will be made annually from the date of issuance while interest payments are made semi-annually.
        The Company made its first principal payment of $2,000,000 in February 1998. The current portion of the Notes amounted to $2,000,000 at March 31, 1998. The carrying amount of the Company's long-term debt approximates its fair value.

Note 8. Common Stock Buyback - The Board of Directors has authorized the
        --------------------
        purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $248,365,000, including an additional authorization in April 1998. The Company purchased 237,000 shares at a total cost of $11,610,000 during the first quarter of 1998.

        The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 9. Dividend - On December 4, 1997, the Board of Directors declared a cash
        --------
        dividend of $.14 per share on the Company's common stock, which was paid on January 21, 1998, to shareholders of record on December 31, 1997.

        The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

Note 10.Segment Information - The Company defines its business segments to
        -------------------
        reflect the Company's focus around its two primary business lines:
        Investment Technology and Services and Asset Management. The Investment Technology and Services segment consists of the Company's trust technology, proprietary mutual fund, and back-office trust processing businesses. The Asset Management segment provides investment solutions through various investment products and services distributed directly or through professional investment advisors to institutional and high-net-worth markets.

        The following tables highlight certain unaudited financial information about each of the Company's segments for the three months ended March 31, 1998 and 1997.

                                                   Investment
                                                 Technology and      Asset       General
                                                    Services      Management    and Admin.   Consolidated
                                               ---------------    -----------  ------------  -------------

                                                     For the Three-Month Period Ended March 31, 1998
                                               -----------------------------------------------------------
Revenues                                          $51,065,000     $30,806,000                 $81,871,000
                                                  ===========     ===========                 ===========
Operating profit                                  $ 8,642,000     $ 7,020,000  $(3,222,000)   $12,440,000
                                                  ===========     ===========  ===========

Equity in the earnings of
   unconsolidated affiliate                                                                       510,000
Interest income                                                                                   220,000
Interest expense                                                                                 (712,000)
                                                                                              -----------

Income before income taxes                                                                    $12,458,000
                                                                                              ===========

Depreciation and amortization                     $ 2,568,000     $   815,000  $   197,000    $ 3,580,000
                                                  ===========     ===========  ===========    ===========

Capital expenditures                              $ 2,253,000     $   453,000  $   208,000    $ 2,914,000
                                                  ===========     ===========  ===========    ===========



                                                       For the Three-Month Period Ended March 31, 1997
                                               -----------------------------------------------------------
Revenues                                          $39,963,000     $23,541,000                 $63,504,000
                                                  ===========     ===========                 ===========
Operating profit                                  $ 9,923,000     $ 1,751,000  $(3,394,000)   $ 8,280,000
                                                  ===========     ===========  ===========    ===========

Interest income                                                                                   212,000
Interest expense                                                                                 (491,000)
                                                                                              -----------

Income before income taxes                                                                    $ 8,001,000
                                                                                              ===========

Depreciation and amortization                     $ 2,270,000     $   921,000  $   173,000    $ 3,364,000
                                                  ===========     ===========  ===========    ===========

Capital expenditures                              $ 2,518,000     $   871,000  $   260,000    $ 3,649,000
                                                  ===========     ===========  ===========    ===========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

The Company is organized around its two primary business lines: Investment Technology and Services and Asset Management. Financial information for each of these segments is reflected in Note 10 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

First Quarter Ended March 31, 1998 Compared to First Quarter Ended March 31,
1997

The Company's results of operations for the first quarter of 1998 included revenues of $81,871,000, as compared to $63,504,000 for the same period in 1997, an increase of 29 percent. Net income for the first quarter of 1998 increased 58 percent to $7,597,000, as compared to the $4,801,000 reported in the first quarter of 1997. Diluted earnings per share for the three months ended March 31, 1998 and 1997 was $.40 and $.25, respectively, an increase of 60 percent. Total fund balances at March 31, 1998 were $128.1 billion, as compared to $90.6 billion at March 31, 1997, an increase of 41 percent. Included in these totals are proprietary fund balances of $89.3 billion at March 31, 1998 and $64.9 billion at March 31, 1997, an increase of 38 percent. The increase in revenues recorded in the first quarter of 1998 was primarily driven by significant growth in fund balances and the recognition of nonrecurring trust technology services revenues. Earnings increased principally due to improved operating margins from the Company's Asset Management segment, which more than offset a decline in operating margins from the Company's Investment Technology and Services segment. Revenues and earnings expectations are optimistic primarily due to an increased interest in the Company's trust products, as evidenced by the new trust technology and back-office client relationships established during the past year. Additionally, the Company anticipates continued growth from its Asset Management segment. However, revenues and earnings could be adversely affected by continued consolidation within the banking industry and an unfavorable change in the stock market.

INVESTMENT TECHNOLOGY AND SERVICES - Revenues from Investment Technology and
----------------------------------
Services for the three months ended March 31, 1998 and 1997 were $51,065,000 and $39,963,000, respectively.


                                          INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                                          -------------------------------------------

                                                  1ST QTR                1ST QTR                DOLLAR          PERCENT
                                                   1998                   1997                  CHANGE          CHANGE
                                                 -------                 -------                ------          -------
Trust technology services                      $29,625,000             $23,039,000           $ 6,586,000          29%
Proprietary fund services                       19,329,000              16,143,000             3,186,000          20%
Trust back-office processing
     services                                    2,111,000                 781,000             1,330,000         170%
                                               -----------             -----------           -----------

     Total                                     $51,065,000             $39,963,000           $11,102,000          28%
                                               ===========             ===========           ===========

The comparison of trust technology services revenues was influenced by the inclusion of significant one-time revenues in the first quarter of 1998. The Company recognized an increase in implementation fees of $3.6 million in connection with the contracting of new trust clients during 1997. Once a client becomes fully implemented, recurring processing fees are favorably impacted in future periods. The Company estimates that the increase in recurring processing fees relating to the new trust client relationships established in 1997 will not be completely recognized until early 1999. Additionally, the Company realized approximately $4.0 million in one-time buyout and deconversion fees associated with trust clients that terminated their relationship with the Company in 1997. When a client ceases its relationship with the Company, recurring processing fees are negatively impacted in future periods. As a result, recurring processing fees decreased approximately $1.6 million in the first quarter of 1998. The outlook for trust technology services revenues is optimistic. The establishment of new trust client relationships in early 1998 and during 1997 should increase the recurring processing revenue base following implementation. However, continued consolidation within the banking industry could negatively affect future recurring revenues. Additionally, future trust technology services revenues will be impacted by the recognition of a substantial one-time buyout fee from one of its clients involved in an acquisition once the client has been fully deconverted.

Proprietary fund services revenues increased 20 percent over the prior year period principally driven by continued increases in average proprietary fund balances. Average proprietary fund balances increased $21.0 billion or 32 percent from the $65.5 billion reported in the first quarter of 1997 to $86.5 billion during the first quarter of 1998. The increase in average proprietary fund balances was mainly fueled by growth in existing proprietary fund complexes. The growth in existing complexes can be attributed to banks maintaining their market share in a rapidly growing mutual fund industry and the favorable growth trend experienced in the stock market. The Company anticipates this strong growth trend in proprietary fund balances to continue in the near term. However, revenues could be adversely affected by continued consolidation within the banking industry and an unfavorable change in the stock market.

The Company is currently experiencing significant growth in its trust back-office processing business which is an extension of its trust technology services business. The increase in trust back-office processing services revenues was primarily due to increases in recurring processing fees associated with the contracting of new clients during the past year, including some larger banks. Management believes the Company is favorably positioned to provide these services, principally to bank trust departments, which could create new client relationships in the near term.

                                          INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                                          -------------------------------------------
                                                1ST QTR                 1ST QTR          DOLLAR                PERCENT
                                                 1998                    1997            CHANGE                 CHANGE
                                                -------                 -------          ------                -------
Operating and development                      $33,358,000            $21,243,000      $12,115,000              57%
Sales and marketing                            $ 9,065,000            $ 8,797,000      $   268,000               3%

Operating and development expenses were affected by various distinct factors in the first quarter of 1998. First, the direct correlation between proprietary fund revenues and direct expenses partially contributed to the increase in operating and development expenses. Second, associated with the new trust technology and back-office processing client relationships established during 1997, the Company incurred additional personnel and other operating costs in order to properly implement, service, and maintain these new relationships. Third, with the completion and subsequent release of several capitalized software development projects, the Company recognized additional maintenance costs relating to the trust technology product line that were not eligible for capitalization in accordance with accounting standards. Finally, the Company incurred substantial nonrecurring costs to evaluate and enhance its new trust technology client implementation process. The Company does not expect to incur any significant additional costs associated with this project.

Operating profit from Investment Technology and Services for the three months ended March 31, 1998 was $8,642,000, as compared to the $9,923,000 reported in the corresponding quarter of 1997. Operating margins were 17 percent for the three months ended March 31, 1998, as compared to 25 percent for the same period in 1997. Operating profits and margins decreased principally due to the substantial increases in operating and development expenses described above. Management believes that operating margins from this segment should increase in the near term primarily due to increases in revenues from all product lines. However, revenues and profits could be adversely affected by the loss of bank clients as a result of continued consolidation within the banking industry and changes in banking regulations, as well as an unfavorable change in the stock market.

ASSET MANAGEMENT - Revenues from Asset Management for the three months ended
----------------
March 31, 1998 and 1997 were $30,806,000 and $23,541,000, respectively.


                                                 ASSET MANAGEMENT REVENUES
                                                 -------------------------

                                           1ST QTR               1ST QTR               DOLLAR           PERCENT
                                             1998                  1997                CHANGE           CHANGE
                                           -------               -------               ------           -------
Investment management
     services                            $17,070,000           $11,145,000           $5,925,000          53%
Liquidity management services              6,534,000             5,485,000            1,049,000          19%
Other investment products
     and services                          7,202,000             6,911,000              291,000           4%
                                         -----------           -----------           ----------

     Total                               $30,806,000           $23,541,000           $7,265,000          31%
                                         ===========           ===========           ==========

Investment management services revenues increased 53 percent over the prior year period due to an increase in average fund balances invested in the Company's Family of Funds. Average assets under management invested in the Company's Family of Funds increased $5.7 billion or 71 percent to $13.7 billion for the first quarter of 1998, as compared to $8.0 billion for the first quarter of 1997. This increase was the result of increased sales of the Company's Family of Funds to high-net-worth investors through various registered investment advisors, financial planners, and other financial intermediaries, as well as increased sales of the Company's asset management programs to institutional investors. Additionally, the favorable increase in the stock market has contributed to the growth in average assets under management. Revenues are expected to increase as the Company continues to experience growth through its registered investment advisor channel and acceptance of its asset management programs by institutional investors. However, future revenues could be adversely affected by an unfavorable change in the stock market.

Liquidity management services revenues increased 19 percent over the prior year period primarily due to an increase in average fund balances invested in the Company's lower-fee liquidity products, as well as, increased sales of the Company's cash sweep services to smaller banks. Average assets under management from the Company's liquidity funds were $19.4 billion for the first quarter of 1998, as compared to $16.1 billion for the first quarter of 1997, an increase of 20 percent.

Other investment products and services revenues is comprised of several distinct operations that include performance measurement and consulting services to Canadian pension plans, brokerage and clearing services, and several other small business ventures. In the first quarter of 1998, the Company realized an increase in bank-related brokerage services. However, this was partially offset due to the removal of one of the Company's business ventures from this segment. This reclassification was required according to accounting standards because the Company's interest in this business venture has been reduced to less than fifty percent.

                                                  ASSET MANAGEMENT EXPENSES
                                                  -------------------------
                                           1ST QTR            1ST QTR      DOLLAR        PERCENT
                                             1998              1997        CHANGE        CHANGE
                                         -----------       -----------     ------        -------

Operating and development                $10,812,000      $11,019,000      $ (207,000)      (2%)
Sales and marketing                      $12,974,000      $10,771,000      $2,203,000        20%

In the first quarter of 1998, operating and development expenses were affected by additional direct brokerage expenses associated with the increase in bank-related brokerage services revenues. However, this was offset by the reclassification of one of the Company's business ventures into other non-operating expenses. This reclassification was required according to accounting standards because the Company's interest in this business venture has been reduced to less than fifty percent.

The 20 percent increase in sales and marketing expenses was primarily due to increases in personnel and promotion expenses. The increase in personnel costs related to additional sales compensation associated with new sales of the Company's asset management products and services to high-net-worth and institutional investors. The Company incurred additional promotion expenditures in relation to an enhanced marketing strategy of its asset management products and services.

The Asset Management segment recorded an operating profit of $7,020,000 with an operating margin of 23 percent for the three months ended March 31, 1998, as compared to an operating profit of $1,751,000 with an operating margin of 7 percent for the three months ended March 31, 1997. Operating profits and margin increased considerably primarily due to the significant increase in assets under management which generated substantial revenues without incurring substantial additional operating expenses. The Company's growth expectations for revenues and earnings generated from this segment are principally based upon continued growth in assets currently under management and new sales of its asset management products and services.

OTHER INCOME AND EXPENSES - General and administrative expenses for the three
-------------------------
months ended March 31, 1998 and 1997 were $3,222,000 and $3,394,000, respectively, a decrease of 5 percent. This decrease is primarily due to a decline in various expenses associated with corporate overhead groups.

In the first quarter of 1998, in accordance with generally accepted accounting principles, the Company could no longer consolidate one of its business ventures, LSV Asset Management ("LSV"). The Company's interest in LSV was reduced to less than 50 percent requiring the Company to apply the equity method of accounting. The Company's interest in the net operating results of LSV for the first quarter of 1998 are reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income. Prior period information has not been restated. LSV's net operating results in prior periods were reflected in the Asset Management segment.

Interest expense for the first quarter of 1998 and 1997 relates to the Company's issuance of long-term debt in February 1997. The increase in interest expense over the prior year period results from carrying an outstanding debt balance for a full quarter in 1998 (See Note 7 of the Notes to Consolidated Financial Statements).

Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period as compared to another is due to changes in the average cash balance invested for the period.


LIQUIDITY AND CAPITAL RESOURCES - The Company's ability to generate cash
-------------------------------
adequate to meet its needs results primarily from cash flows from operations and its capacity for additional borrowing. The Company has a line of credit agreement which provides for borrowings of up to $50,000,000 (See Note 6 of the Notes to Consolidated Financial Statements). At March 31, 1998, the Company's sources of liquidity consisted primarily of cash and cash equivalents of $17,247,000 and the unused balance on the line of credit of $50,000,000. The availability of the line of credit is subject to the Company's compliance with certain covenants set forth in the agreement.

Cash flows provided by operations for the three months ended March 31, 1998 were $19,461,000, as compared to cash flows used in operations for the three months ended March 31, 1997 of $3,534,000. The sales of loans classified as Loans receivable available for sale by the Company's Swiss based subsidiary, increased collections of receivables, and increases in income and various accrued liabilities principally boosted cash flows from operations in the first quarter of 1998. Cash flows from operations in the first quarter of 1997 were unfavorably affected by an increase in receivables. Additionally, the payout of sales and incentive compensation in the first quarter of 1998 and 1997 negatively affected cash flows from operations. In the second quarter of 1998, the Company expects to receive a buyout payment relating to a bank client involved in an acquisition. This buyout payment will not be recognized in revenues until the client has been fully deconverted.

Cash flows from investing activities are principally affected by capital expenditures. Capital expenditures, including capitalized software development costs, for the three months ended March 31, 1998 and 1997 were $4,221,000 and $6,309,000, respectively. The Company is currently in the early stages of expanding its corporate campus. Construction is expected to be completed by late 1998 at an estimated cost of $5,250,000. Additionally in the first quarter of 1998, the Company purchased additional investments classified as Investments available for sale (see Note 5 of the Notes to Consolidated Financial Statements). The Company disposed of these same investments in the second quarter of 1998.

Cash flows from financing activities are primarily affected by debt and equity transactions. On February 24, 1997, the Company issued $35,000,000 of medium-term notes in a private offering with certain financial institutions. The proceeds were used to repay the outstanding balance on its line of credit at that date. The Company made its first principal payment of $2,000,000 on its long-term debt in February 1998 (See Note 7 of the Notes to Consolidated Financial Statements). The Company continued its common stock repurchase program during the first quarter of 1998. The Company has purchased 315,000 shares of its common stock at a cost of $16,735,000 through April 30, 1998. The Company still has $22,508,000 remaining authorized for the purchase of its common stock.

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

Assessment of Risks Associated with the Year 2000
-------------------------------------------------

The Company began to address the Year 2000 issue in 1995, initially focusing on its TRUST 3000 product line. In 1997, a committee was formed with representatives from all areas of the Company's business in order to review all internal proprietary systems and every vendor with which the Company interacts. Each vendor was contacted in order for the Committee to assess the impact the Year 2000 will have on operations. If deemed necessary, the Company will initiate appropriate systems testing in order to make a reasonable determination as to whether a vendor will, in fact, be Year 2000 compliant on time. SEI customers have been informed of the Company's Year 2000 program through a users group and periodic communications.

The current Year 2000 project has the highest level of corporate commitment. The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 compliance. The Company plans to have all its systems Year 2000 compliant by early 1999. Management estimates that it will cost approximately $10 million to bring TRUST 3000 into Year 2000 compliance, the majority of which will be capitalized. Management does not expect to expend significant resources to bring all of its internal proprietary systems into Year 2000 compliance. Amounts incurred for internal proprietary systems are expensed, unless new software is purchased which will be capitalized. The cost of the Year 2000 project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates. At this time, management does not believe the financial impact of the Company's Year 2000 project will have a material adverse affect on its financial position or results of operations in any given year. However, if the Company or any significant vendors utilized in the Company's operations do not successfully achieve Year 2000 compliance in a timely manner, the Company's operations could be adversely affected.

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

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------


         (a) The following is a list of exhibits filed as part of the Form 10-Q.

             Exhibit 27.  Financial Data Schedule.

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SEI INVESTMENTS COMPANY



     Date   May 14, 1998          By   /s/ Henry H. Greer
          --------------------      ------------------------------------
                                           Henry H. Greer
                                      President, Chief Operating
                                    Officer, and Chief Financial Officer