Form 10-Q
period 1998-06-30
SEI CORP
filed 1998-08-12
CIK 350894

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
  ___X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1998 or
                                                    -------------
  _______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                                    0-10200
--------------------------------------------------------------------------------
                           (Commission File Number)

                            SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                   23-1707341
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                     Identification Number)

             1 FREEDOM VALLEY DRIVE, OAKS, PENNSYLVANIA  19456-1100
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998: 17,778,975 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 (In thousands)


                                                   June 30, 1998   December 31, 1997
                                                   --------------  -----------------
                                                    (unaudited)

Assets
------

Current assets:

Cash and cash equivalents                               $ 40,914            $ 16,891
Receivables from regulated investment companies           16,268              14,452
Receivables, net of allowance for doubtful
    accounts of $1,200                                    27,621              31,192
Loans receivable available for sale                        3,248              11,340
Prepaid expenses                                           2,550               3,783
Deferred income taxes                                     12,536               6,337
                                                        --------            --------

          Total current assets                           103,137              83,995
                                                        --------            --------

Investments available for sale                               706                 876
                                                        --------            --------

Investment in unconsolidated affiliate                     1,614                  --
                                                        --------            --------

Property and equipment, net of accumulated
    depreciation and amortization of $53,662
    and $49,493                                           53,714              52,131
                                                        --------            --------

Capitalized software, net of accumulated
    amortization of $9,621 and $7,959                     19,555              18,440
                                                        --------            --------

Customer lists, net of accumulated
    amortization of $479 and $291                          3,020               3,009
                                                        --------            --------

Other assets, net                                         10,548              10,433
                                                        --------            --------

          Total Assets                                  $192,294            $168,884
                                                        ========            ========



        The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                        (In thousands, except par value)




                                                  June 30,1998   December 31, 1997
                                                  ------------   -----------------
                                                   (unaudited)

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:

Current portion of long-term debt                     $  2,000             $ 2,000
Accounts payable                                         6,293               5,798
Accrued compensation                                    14,860              20,920
Accrued proprietary fund services                       10,581               9,812
Accrued discontinued operations disposal costs           5,324               7,228
Other accrued liabilities                               43,454              28,760
Deferred revenue                                        21,154               7,158
                                                     ---------           ---------

     Total current liabilities                         103,666              81,676
                                                     ---------           ---------

Long-term debt                                          31,000              33,000
                                                     ---------           ---------

Deferred income taxes                                    9,549               7,798
                                                     ---------           ---------

Shareholders' equity:

Common stock, $.01 par value, 100,000 shares
   authorized; 17,779 and 17,767 shares issued
   and outstanding                                         178                 178
Capital in excess of par value                          48,561              46,724
Retained earnings                                           --                  --
Accumulated other comprehensive losses                    (660)               (492)
                                                     ---------           ---------

          Total shareholders' equity                    48,079              46,410
                                                     ---------           ---------

        Total Liabilities and Shareholders' Equity   $ 192,294           $ 168,884
                                                     =========           =========


        The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)


                                                               Three Months
                                                             -----------------
                                                              Ended June 30,
                                                             -----------------
                                                              1998       1997
                                                             -------   -------
Revenues                                                     $85,499   $70,730

Expenses:
 Operating and development                                    42,256    37,498
 Sales and marketing                                          24,789    21,088
 General and administrative                                    3,262     3,190
                                                             -------   -------

Income from operations                                        15,192     8,954

Equity in the earnings of unconsolidated affiliate               681        --
Interest income                                                  452       272
Interest expense                                                (616)     (658)
                                                             -------   -------

Income before income taxes                                    15,709     8,568
Income taxes                                                   6,124     3,427
                                                             -------   -------

Net income                                                     9,585     5,141
                                                             -------   -------

Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustments,
     net of income tax benefit of $24 and $26                    (37)      (38)
  Unrealized holding (losses) gains on investments,
     net of income tax (benefit) expense of $(50) and $50        (78)       75
                                                             -------   -------

Other comprehensive (loss) income                               (115)       37
                                                             -------   -------

Comprehensive income                                         $ 9,470   $ 5,178
                                                             =======   =======

Basic earnings per common share                              $   .54   $   .28
                                                             =======   =======

Diluted earnings per common share                            $   .50   $   .27
                                                             =======   =======

        The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)



                                                                   Six Months
                                                              -------------------
                                                                 Ended June 30,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Revenues                                                      $167,370   $134,234

Expenses:
 Operating and development                                      86,426     69,760
 Sales and marketing                                            46,828     40,656
 General and administrative                                      6,484      6,584
                                                              --------   --------

Income from operations                                          27,632     17,234

Equity in the earnings of unconsolidated affiliate               1,191         --
Interest income                                                    672        484
Interest expense                                                (1,328)    (1,149)
                                                              --------   --------

Income before income taxes                                      28,167     16,569
Income taxes                                                    10,985      6,627
                                                              --------   --------

Net income                                                      17,182      9,942
                                                              --------   --------

Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustments,
     net of income tax benefit of $41 and $113                     (64)      (169)
  Unrealized holding (losses) gains on investments,
     net of income tax (benefit) expense of $(66) and $187        (104)       282
                                                              --------   --------

Other comprehensive (loss) income                                 (168)       113
                                                              --------   --------

Comprehensive income                                          $ 17,014   $ 10,055
                                                              ========   ========

Basic earnings per common share                               $    .97   $    .54
                                                              ========   ========

Diluted earnings per common share                             $    .90   $    .52
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)
                                 (In thousands)


                                                                      Six Months
                                                                 --------------------
                                                                   Ended June 30,
                                                                 --------------------
                                                                   1998       1997
                                                                 ---------  ---------
Cash flows from operating activities:
Net income                                                       $ 17,182   $  9,942
Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                 7,305      7,653
      Provision for losses on receivables                              --        189
      Tax benefit on stock options exercised                        8,103        821
      Equity in the earnings of unconsolidated affiliate           (1,191)        --
      Other                                                        (1,471)      (718)
      Change in current assets and liabilities:
          Decrease (increase) in
             Receivables from regulated investment companies       (1,816)    (1,085)
             Receivables                                            1,245     (7,253)
             Loans receivable available for sale                    8,092     (1,992)
             Prepaid expenses                                       1,233        376
          Increase (decrease) in
             Accounts payable                                         495     (1,283)
             Accrued compensation                                  (6,082)    (5,159)
             Accrued proprietary fund services                        769        978
             Accrued discontinued operations disposal costs        (1,904)      (838)
             Other accrued liabilities                             15,439      2,741
             Deferred revenue                                      13,996        362
                                                                 --------   --------
          Net cash provided by operating activities                61,395      4,734
                                                                 --------   --------

Cash flows from investing activities:
      Additions to property and equipment                          (6,547)    (6,605)
      Additions to capitalized software                            (2,777)    (5,126)
      Other                                                          (113)      (290)
                                                                 --------   --------
          Net cash used in investing activities                    (9,437)   (12,021)
                                                                 --------   --------

Cash flows from financing activities:
      Proceeds from (payment on) long-term debt                    (2,000)    35,000
      Payment on line of credit                                        --    (20,000)
      Purchase and retirement of common stock                     (26,764)   (11,020)
      Proceeds from issuance of common stock                        6,159      5,110
      Payment of dividends                                         (5,330)    (4,783)
                                                                 --------   --------
          Net cash (used in) provided by financing activities     (27,935)     4,307
                                                                 ---------  --------

Net increase (decrease) in cash and cash equivalents               24,023     (2,980)

Cash and cash equivalents, beginning of period                     16,891     13,167
                                                                 --------   --------

Cash and cash equivalents, end of period                         $ 40,914   $ 10,187
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

                  Notes to Consolidated Financial Statements
                  ------------------------------------------


Note 1.  Summary of Significant Accounting Policies
         ------------------------------------------

       Nature of Operations
       --------------------

       SEI Investments Company (the "Company") is organized around its two primary business lines: Investment Technology and Services and Asset Management. The Investment Technology and Services segment provides trust accounting and management information services through the Company's 3000 product line, administration and distribution services to proprietary mutual funds, and back-office trust processing. The principal market for these products and services are trust departments of banks located in the United States. The Asset Management segment provides investment solutions through various investment products and services including the Company's Family of Funds, liquidity funds and services, and other investment products and services distributed directly or through professional investment advisors. Principal markets for these products and services include trust departments of banks, investment advisors, broker-dealers, corporations, high-net-worth individuals, and money managers located in the United States and Canada.

       Summary Financial Information and Results of Operations
       -------------------------------------------------------

       In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997.

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

       Property and Equipment
       ----------------------
       Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                                     Estimated
                                                                                                                   Useful Lives
                                                         June 30, 1998                December 31, 1997             (In Years)
                                                         -------------                -----------------            ------------
Equipment                                                $ 46,047,000                   $ 42,376,000                   3 to 5
Buildings                                                  28,273,000                     27,940,000                 25 to 39
Land                                                        6,993,000                      6,993,000                      N/A
Furniture and fixtures                                     10,089,000                      9,790,000                   3 to 5
Purchased software                                          9,580,000                      9,181,000                        3
Leasehold improvements                                      6,029,000                      5,344,000              Lease Term
Construction in progress                                      365,000                             --                     N/A
                                                         ------------                   ------------

                                                          107,376,000                    101,624,000
Less:  Accumulated depreciation
          and amortization                                (53,662,000)                   (49,493,000)
                                                         ------------                   ------------
Property and Equipment, net                              $ 53,714,000                   $ 52,131,000
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

       Customer Lists
       --------------

       Customer Lists represent the value assigned to customer relationships obtained in various acquisitions. Customer Lists are amortized on a straight-line basis over 10 years. The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted cash flow is less than the net book value of the asset, the asset is written down to its net realizable value. As of June 30, 1998, no such write-down was required.

       Capitalized Software
       --------------------

       The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 7.9 years at June 30, 1998.

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

                                                                                FOR THE THREE-MONTH PERIOD ENDED
                                                                                         JUNE 30, 1998
                                                                  -------------------------------------------------------------
                                                                     INCOME                     SHARES                PER SHARE
                                                                  (NUMERATOR)               (Denominator)               Amount
                                                                  -----------               -------------             ---------
Basic earnings per common share                                    $9,585,000                 17,787,000                  $.54
                                                                                                                          ====

Dilutive effect of stock options                                           --                  1,439,000
                                                                   ----------                 ----------

Diluted earnings per common share                                  $9,585,000                 19,226,000                  $.50
                                                                   ==========                 ==========                  ====


                                                                                FOR THE THREE-MONTH PERIOD ENDED
                                                                                         JUNE 30, 1997
                                                                  -------------------------------------------------------------
                                                                    INCOME                     SHARES                 PER SHARE
                                                                  (NUMERATOR)               (Denominator)               Amount
                                                                  -----------               -------------             ---------

Basic earnings per common share                                    $5,141,000                 18,494,000                  $.28
                                                                                                                          ====

Dilutive effect of stock options                                           --                    729,000
                                                                   ----------                 ----------

Diluted earnings per common share                                  $5,141,000                 19,223,000                  $.27
                                                                   ==========                 ==========                  ====

       Options to purchase 5,000 and 515,000 shares of common stock with an average exercise price per share of $71.13 and $24.16 were outstanding during the second quarter of 1998 and 1997, respectively, but were excluded from the diluted earnings per common share calculation because the option's exercise price was greater than the average market price of the Company's common stock.

                                                                                 FOR THE SIX-MONTH PERIOD ENDED
                                                                                         JUNE 30, 1998
                                                                  -------------------------------------------------------------
                                                                     INCOME                     SHARES                PER SHARE
                                                                  (NUMERATOR)               (Denominator)               Amount
                                                                  -----------               -------------             ---------

Basic earnings per common share                                   $17,182,000                 17,768,000                  $.97
                                                                                                                          ====

Dilutive effect of stock options                                           --                  1,420,000
                                                                  -----------                 ----------

Diluted earnings per common share                                 $17,182,000                 19,188,000                  $.90
                                                                  ===========                 ==========                  ====


                                                                                 FOR THE SIX-MONTH PERIOD ENDED
                                                                                         JUNE 30, 1997
                                                                  -------------------------------------------------------------
                                                                    INCOME                     SHARES                 PER SHARE
                                                                  (NUMERATOR)               (Denominator)               Amount
                                                                  -----------               -------------             ---------

Basic earnings per common share                                   $ 9,942,000                 18,513,000                  $.54
                                                                                                                          ====

Dilutive effect of stock options                                           --                    758,000
                                                                  -----------                 ----------

Diluted earnings per common share                                 $ 9,942,000                 19,271,000                  $.52
                                                                  ===========                 ==========                  ====

       Options to purchase 17,500 and 515,000 shares of common stock with an average exercise price per share of $69.43 and $24.16 were outstanding during the first six months of 1998 and 1997, respectively, but were excluded from the diluted earnings per common share calculation because the option's exercise price was greater than the average market price of the Company's common stock.

       Statements of Cash Flows
       ------------------------

       For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

       Supplemental disclosures of cash paid/received during the six months ended June 30 is as follows:

                                                                                 1998                       1997
                                                                               --------                   --------
Interest paid                                                                $1,355,000                 $  231,000
Interest and dividends received                                              $  649,000                 $  474,000
Income taxes paid                                                            $2,456,000                 $5,108,000

        Recent Accounting Pronouncements
        --------------------------------

        In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is required to be adopted for the Company's 1998 year-end financial statements. The Company is currently evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.

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

                                                           Foreign                  Unrealized               Accumulated
                                                          Currency                   Holding                    Other
                                                         Translation                  Losses                Comprehensive
                                                         Adjustments              on Investments                Losses
                                                         -----------              --------------            -------------
Beginning balance                                          $(417)                     $ (75)                    $(492)
Current period change                                        (64)                      (104)                     (168)
                                                           -----                      -----                     -----

Ending Balance                                             $(481)                     $(179)                    $(660)
                                                           =====                      =====                     =====

Note 3.    Receivables - Receivables on the accompanying Consolidated Balance Sheets consist of the following:
           -----------


                                                           June 30, 1998            December 31, 1997
                                                           -------------            -----------------
Trade receivables                                           $12,647,000                $16,219,000
Fees earned, not received                                     2,877,000                  2,308,000
Fees earned, not billed                                      13,297,000                 13,865,000
                                                            -----------                -----------

                                                             28,821,000                 32,392,000
Less:  Allowance for doubtful accounts                       (1,200,000)                (1,200,000)
                                                            -----------                -----------

                                                            $27,621,000                $31,192,000
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

        At June 30, 1998, Investments available for sale had an aggregate cost of $1,000,000 and an aggregate market value of $706,000 with gross unrealized losses of $294,000. At that date, the unrealized holding losses of $179,000 (net of income tax benefit of $115,000) were reported as a separate component of Shareholders' equity on the accompanying Consolidated Balance Sheets. There were no unrealized holding gains as of June 30, 1998. The Company purchased additional investments in the first quarter of 1998 which were liquidated in the second quarter of 1998. The Company recognized a minimal loss on the disposition of these investments which was immaterial.

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

Note 6. Line of Credit - The Company has a line of credit agreement (the
        --------------
        "Agreement") with its principal lending institution which provides for borrowings of up to $50,000,000. The Agreement ends on May 31, 1999, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or three-tenths percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-tenth percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. The Company had no outstanding borrowings on its line of credit at June 30, 1998.

Note 7. Long-term Debt - On February 24, 1997, the Company signed a Note
        --------------
        Purchase Agreement authorizing the issuance and sale of $20,000,000 of 7.20% Senior Notes, Series A, and $15,000,000 of 7.27% Senior Notes, Series B, (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years with an average life of 7 to 10 years. The proceeds from the Notes were used to repay the outstanding balance on the Company's line of credit at that date. The Note Purchase Agreement contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. None of these covenants negatively affect the Company's liquidity or capital resources. Principal payments on the Notes will be made annually from the date of issuance while interest payments are made semi-annually.
        The Company made the first principal payment of $2,000,000 in February 1998. The current portion of the Notes amounted to $2,000,000 at June 30, 1998. The carrying amount of the Company's long-term debt approximates its fair value.

Note 8. Common Stock Buyback - The Board of Directors has authorized the
        --------------------
        purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $248,365,000. The Company purchased 213,000 shares at a total cost of $15,154,000 during the second quarter of 1998 and 450,000 shares at a total cost of 26,764,000 during the six month period ended June 30, 1998.

        The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 9. Dividend - On May 21, 1998, the Board of Directors declared a cash
        --------
        dividend of $.16 per share on the Company's common stock, which was paid on June 30, 1998, to shareholders of record on June 16, 1998.

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

         The following tables highlight certain unaudited financial information about each of the Company's segments for the three and six months ended June 30, 1998 and 1997.

                                                 Investment
                                               Technology and        Asset       General
                                                  Services        Management    and Admin.   Consolidated
                                               --------------     ----------    ----------   ------------

                                                     For the Three-Month Period Ended June 30, 1998
                                               ----------------------------------------------------------
Revenues                                         $52,154,000      $33,345,000                 $85,499,000
                                                 ===========      ===========                 ===========
Operating profit                                 $11,561,000      $ 6,893,000  $(3,262,000)   $15,192,000
                                                 ===========      ===========  ===========

Equity in the earnings of
   unconsolidated affiliate                                                                       681,000
Interest income                                                                                   452,000
Interest expense                                                                                 (616,000)
                                                                                              -----------

Income before income taxes                                                                    $15,709,000
                                                                                              ===========

Depreciation and amortization                    $ 2,720,000      $   802,000  $   203,000    $ 3,725,000
                                                 ===========      ===========  ===========    ===========

Capital expenditures                             $ 3,010,000      $   540,000  $    83,000    $ 3,633,000
                                                 ===========      ===========  ===========    ===========




                                                 Investment
                                               Technology and        Asset       General
                                                  Services        Management   and Admin.    Consolidated
                                               --------------     -----------  -----------   ------------

                                                    For the Three-Month Period Ended June 30, 1997
                                               ----------------------------------------------------------
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
                                                 ===========      ===========  ===========    ===========

                                                 Investment
                                               Technology and        Asset       General
                                                  Services        Management    and Admin.   Consolidated
                                               --------------     -----------  ------------  ------------

                                                     For the Six-Month Period Ended June 30, 1998
                                               ----------------------------------------------------------
Revenues                                        $103,219,000      $64,151,000                $167,370,000
                                                ============      ===========                ============
Operating profit                                $ 20,203,000      $13,913,000  $(6,484,000)  $ 27,632,000
                                                ============      ===========  ===========

Equity in the earnings of
   unconsolidated affiliate                                                                     1,191,000
Interest income                                                                                   672,000
Interest expense                                                                               (1,328,000)
                                                                                             ------------

Income before income taxes                                                                   $ 28,167,000
                                                                                             ============

Depreciation and amortization                   $  5,288,000      $ 1,617,000  $   400,000   $  7,305,000
                                                ============      ===========  ===========   ============

Capital expenditures                            $  5,263,000      $   993,000  $   291,000   $  6,547,000
                                                ============      ===========  ===========   ============




                                                 Investment
                                               Technology and        Asset       General
                                                  Services        Management   and Admin.    Consolidated
                                               --------------     -----------  ------------  ------------

                                                     For the Six-Month Period Ended June 30, 1997
                                               ----------------------------------------------------------
Revenues                                        $ 84,418,000      $49,816,000                $134,234,000
                                                ============      ===========                ============
Operating profit                                $ 20,468,000      $ 3,350,000  $(6,584,000)  $ 17,234,000
                                                ============      ===========  ===========

Interest income                                                                                   484,000
Interest expense                                                                               (1,149,000)
                                                                                             ------------

Income before income taxes                                                                   $ 16,569,000
                                                                                             ============

Depreciation and amortization                   $  5,113,000      $ 2,186,000  $   354,000   $  7,653,000
                                                ============      ===========  ===========   ============

Capital expenditures                            $  4,411,000      $ 1,473,000  $   721,000   $  6,605,000
                                                ============      ===========  ===========   ============

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
OF OPERATIONS.
-------------


The Company is organized around its two primary business lines: Investment Technology and Services and Asset Management. Financial information for each of these segments is reflected in Note 10 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

Second Quarter Ended June 30, 1998 Compared to Second Quarter Ended June 30,
1997

The Company's results of operations for the second quarter of 1998 included revenues of $85,499,000, as compared to $70,730,000 for the same period in 1997, an increase of 21 percent. Net income for the second quarter of 1998 increased 86 percent to $9,585,000, as compared to the $5,141,000 reported in the second quarter of 1997. Diluted earnings per share for the three months ended June 30, 1998 increased 85 percent to $.50 versus the $.27 reported for the three months ended June 30, 1997. Total fund balances at June 30, 1998 were $142.7 billion, as compared to $100.5 billion at June 30, 1997, an increase of 42 percent. Included in these totals are proprietary fund balances of $103.7 billion at June 30, 1998 and $72.0 billion at June 30, 1997, an increase of 44 percent. The increase in revenues was primarily driven by significant growth in fund balances and the contracting of new trust technology and back-office processing clients. The Company anticipates growth in revenues and earnings primarily due to new trust technology and back-office client relationships established during the past year. Additionally, the Company anticipates continued growth from its Asset Management segment. However, revenues and earnings could be adversely affected by continued consolidation within the banking industry and an unfavorable change in the stock market.

INVESTMENT TECHNOLOGY AND SERVICES - Revenues from Investment Technology and
----------------------------------
Services increased 17 percent to $52,154,000 for the three months ended June 30, 1998, as compared to the $44,455,000 reported for the corresponding period in 1997.


                                            INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                                            -------------------------------------------

                                                2ND QTR                 2ND QTR                 DOLLAR                PERCENT
                                                  1998                    1997                  CHANGE                 CHANGE
                                                -------                 -------                 ------                -------

Trust technology services                      $27,578,000             $24,684,000            $2,894,000                 12%
Proprietary fund services                       21,657,000              18,371,000             3,286,000                 18%
Trust back-office processing
     services                                    2,919,000               1,400,000             1,519,000                109%
                                               -----------             -----------            ----------

     Total                                     $52,154,000             $44,455,000            $7,699,000                 17%
                                               ===========             ===========            ==========

Trust technology services revenues increased 12 percent primarily due to the contracting of new trust technology client relationships established during 1997. New clients generated additional implementation fees totaling $2.4 million and recurring processing fees of $1.5 million in the second quarter of 1998. The recurring processing revenue base is expected to increase as the new trust client relationships established in 1997 are anticipated to be completely implemented by early 1999. Conversely, recurring processing fees in the second quarter of 1998 were negatively affected by $1.6 million as a result of clients that terminated their relationships with the Company in 1997 and early 1998. Future trust technology services revenues will be affected by the loss of a significant bank client involved in an acquisition. The Company has received a substantial one-time buyout fee which will be recognized when the client is completely deconverted. Also, recurring processing fees will be negatively affected in future periods.

Proprietary fund services revenues increased 18 percent mainly due to continued growth in average proprietary fund balances. Average proprietary fund balances increased 42 percent or $29.0 billion to $97.4 billion during the second quarter of 1998 over the $68.4 billion reported for the second quarter of 1997. The increase in average proprietary fund balances was mainly fueled by growth in existing proprietary fund complexes. This growth can be attributed to banks maintaining their market share in a growing mutual fund industry and the favorable growth trend experienced in the stock market. Future proprietary fund services revenues are expected to increase due to the conversion of new proprietary fund complexes in the second quarter of 1998. The conversion of these new proprietary fund complexes is expected to be completed by the fourth quarter. However, the Company anticipates the loss of proprietary fund complexes during the third quarter of 1998 which will negatively impact future proprietary fund services revenues.

The Company is currently experiencing significant growth in its trust back-office processing business which is an extension of its trust technology services business. Trust back-office processing services revenues increased as a result of the contracting of new clients during the past year. Management believes the Company is favorably positioned to provide these services, principally to bank trust departments, which could create new client relationships in the near term.

                                            INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                                            -------------------------------------------

                                                 2ND QTR          2ND QTR           DOLLAR        PERCENT
                                                  1998              1997            CHANGE         CHANGE
                                                 -------          -------           ------        -------

Operating and development                      $31,272,000      $24,765,000       $6,507,000        26%
Sales and marketing                            $ 9,321,000      $ 9,145,000       $  176,000         2%

Operating and development expenses were affected by various distinct factors in the second quarter of 1998. First, the direct correlation between proprietary fund revenues and direct expenses partially contributed to the increase in operating and development expenses. Second, the Company incurred additional personnel and other various operating costs to properly implement, service, and maintain the new trust technology and back-office client relationships. Third, with the completion and subsequent release of several capitalized software development projects, amortization expense increased in the second quarter of 1998. Additionally, the Company continues to incur substantial costs to develop and enhance its trust technology product line which are not being capitalized, thus increasing the expense recognized in the current period.

Operating profit from Investment Technology and Services for the three months ended June 30, 1998 was $11,561,000, as compared to the $10,545,000 reported for the corresponding quarter in 1997. Operating margins were 22 percent for the three months ended June 30, 1998, as compared to 24 percent for the same period in 1997. Operating margins decreased principally due to the substantial increases in operating and development expenses described above. Operating margins are expected to increase as the new trust client relationships established in 1997 are completely implemented and upon the recognition of the substantial one-time buyout fee received from a bank client involved in an acquisition. Additionally, revenues and profits could be adversely affected by the loss of bank clients as a result of continued consolidation within the banking industry and changes in banking regulations.

ASSET MANAGEMENT - Revenues from Asset Management increased 27 percent to
----------------
$33,345,000 for the three months ended June 30, 1998, as compared to the $26,275,000 reported for the corresponding period in 1997.


                                                     ASSET MANAGEMENT REVENUES
                                                     -------------------------

                                              2ND QTR               2ND QTR                DOLLAR                PERCENT
                                                1998                  1997                 CHANGE                 CHANGE
                                              -------               -------                ------                -------
Investment management
     services                                 $19,544,000           $12,854,000           $6,690,000               52%
Liquidity management services                   6,663,000             5,418,000            1,245,000               23%
Other investment products
     and services                               7,138,000             8,003,000             (865,000)             (11%)
                                              -----------           -----------           ----------

     Total                                    $33,345,000           $26,275,000           $7,070,000               27%
                                              ===========           ===========           ==========

Investment management services revenues increased 52 percent due to an increase in average fund balances invested in the Company's Family of Funds. Average assets under management increased 87 percent or $7.5 billion to $16.1 billion for the second quarter of 1998, as compared to $8.6 billion for the second quarter of 1997. This increase was the result of increased sales of the Company's Family of Funds to high-net-worth investors through various registered investment advisors, financial planners, and other financial intermediaries. Additionally, average assets under management increased as a result of new sales of the Company's asset management programs to institutional investors which funded in the first quarter of 1998. These new sales more than offset a decline in assets due to the recent loss of a significant client. Revenues are expected to increase as the Company continues to generate new sales through its registered investment advisor channel. However, future revenues could be adversely affected by an unfavorable change in the stock market.

Liquidity management services revenues increased 23 percent mainly due to an increase in average fund balances invested in the Company's lower-fee liquidity products, as well as increased sales of the Company's cash sweep services to banks. Average assets under management from the Company's liquidity funds increased 22 percent to $19.2 billion for the second quarter of 1998, as compared to $15.8 billion for the second quarter of 1997.

Other investment products and services revenues is comprised of several distinct operations that include performance measurement and consulting services to Canadian pension plans, brokerage and clearing services, and several other small business ventures. The decrease in other investment products and services revenues was primarily due to the reporting of one of the Company's business ventures into other non-operating income beginning in the first quarter of 1998. This reporting change was required according to accounting standards because the Company's interest in this business venture was reduced to less than fifty percent.

                                                     ASSET MANAGEMENT EXPENSES
                                                     -------------------------

                                              2ND QTR               2ND QTR                DOLLAR                PERCENT
                                                1998                  1997                 CHANGE                 CHANGE
                                              -------               -------                ------                -------
Operating and development                      $10,984,000          $12,733,000          $(1,749,000)             (14%)
Sales and marketing                            $15,468,000          $11,943,000          $ 3,525,000                30%

In the second quarter of 1998, the decrease in operating and development expenses was mainly due to the reporting of one of the Company's business ventures into other non-operating expenses beginning in the first quarter of 1998. This reporting change was required according to accounting standards because the Company's interest in this business venture was reduced to less than fifty percent. Additionally, certain direct expenses decreased due to the loss of a significant client invested in the Company's asset management programs.

The 30 percent increase in sales and marketing expenses was primarily due to increases in personnel and promotion expenses. The increase in personnel costs related to additional sales compensation associated with new sales of the Company's asset management products and services to high-net-worth investors through registered investment advisors. The Company incurred additional promotion expenditures in relation to an enhanced marketing strategy of its asset management products and services. This enhanced marketing strategy involves a television advertising campaign which is expected to increase Company recognition.

The Asset Management segment recorded an operating profit of $6,893,000 for the three months ended June 30, 1998, as compared to an operating profit of $1,599,000 reported for the corresponding quarter in 1997. Operating margins were 21 percent for the three months ended June 30, 1998, as compared to 6 percent for the same period in 1997. Operating profits and margins increased considerably primarily due to the significant increase in assets under management. Growth expectations for revenues and earnings generated from this segment are principally based upon continued growth in assets currently under management and new sales of its asset management products and services. An unfavorable change in the stock market could adversely affect revenues and earnings projections from this segment.

OTHER INCOME AND EXPENSES - General and administrative expenses for the three
-------------------------
months ended June 30, 1998 were $3,262,000, as compared to $3,190,000 for the corresponding quarter in 1997, an increase of 2 percent.

In the first quarter of 1998, in accordance with generally accepted accounting principles, the Company could no longer consolidate one of its business ventures, LSV Asset Management ("LSV"). The Company's interest in LSV was reduced to less than 50 percent requiring the Company to apply the equity method of accounting. The Company's interest in the net operating results of LSV for the second quarter of 1998 are reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income. Prior period information has not been restated. LSV's net operating results in prior periods were recorded in the Asset Management segment.

Interest expense for the second quarter of 1998 and 1997 relates to the Company's issuance of long-term debt in February 1997 (See Note 7 of the Notes to Consolidated Financial Statements).

Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period as compared to another is due to changes in the average cash balance invested for the period.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

The Company's results of operations for the six month period ended June 30, 1998 included revenues of $167,370,000, as compared to $134,234,000 for the same period in 1997, an increase of 25 percent. Net income for the first six months of 1998 increased 73 percent to $17,182,000, as compared to the $9,942,000 reported in the corresponding period of 1997. Diluted earnings per share for the six months ended June 30, 1998 increased 73 percent to $.90 versus the $.52 reported for the six months ended June 30, 1997. The increase in revenues and earnings recorded for the six months ended June 30, 1998 was primarily driven by significant growth in fund balances, the contracting of new trust technology and back-office client relationships, and the recognition of nonrecurring trust technology services revenues.

INVESTMENT TECHNOLOGY AND SERVICES - Revenues from Investment Technology and
----------------------------------
Services increased 22 percent to $103,219,000 for the six months ended June 30, 1998, as compared to the $84,418,000 reported for the corresponding period in 1997.


                                            INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                                            -------------------------------------------

                                               SIX MONTHS              SIX MONTHS               DOLLAR                PERCENT
                                                  1998                    1997                  CHANGE                 CHANGE
                                               ----------              ----------               ------                -------
Trust technology services                     $ 57,203,000             $47,723,000           $ 9,480,000                20%
Proprietary fund services                       40,986,000              34,514,000             6,472,000                19%
Trust back-office processing
     services                                    5,030,000               2,181,000             2,849,000               131%
                                              ------------             -----------           -----------

     Total                                    $103,219,000             $84,418,000           $18,801,000                22%
                                              ============             ===========           ===========

The comparison of trust technology services revenues was influenced by several distinct factors. In 1998, the Company recognized an incremental $6.0 million in implementation fees related to the contracts established with new trust clients during 1997 and early 1998. Several clients recently completed the implementation phase which increased recurring processing fees by $2.6 million in 1998. The Company realized approximately $4.0 million in one-time buyout and deconversion fees in 1998 associated with trust clients that terminated their relationships with the Company. When a client terminates its relationship, recurring processing fees are negatively impacted. As a result, recurring processing fees decreased approximately $3.4 million in 1998.

Proprietary fund services revenues increased 19 percent mainly driven by continued increases in average proprietary fund balances. Average proprietary fund balances increased 38 percent or $25.1 billion to $92.0 billion during the first six months of 1998 over the $66.9 billion during the first six months of 1997. The increase in average proprietary fund balances was mainly fueled by growth in existing proprietary fund complexes. This growth is principally the result of banks maintaining their market share in a growing mutual fund industry and the favorable growth trend experienced in the stock market.

The Company is currently experiencing significant growth in its trust back-office processing business which is an extension of its trust technology services business. Trust back-office processing services revenues increased as a result of the contracting of new clients during the past year, including some larger banks. Management believes the Company is favorably positioned to provide these services, principally to bank trust departments, which could create new client relationships in the near term.

                                            INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                                            -------------------------------------------

                                                SIX MONTHS             SIX MONTHS             DOLLAR              PERCENT
                                                   1998                   1997                CHANGE               CHANGE
                                                ----------            -----------             ------              -------
Operating and development                      $64,630,000            $46,008,000           $18,622,000             40%
Sales and marketing                            $18,386,000            $17,942,000           $   444,000              2%

The 40 percent increase in operating and development expenses in 1998 can be attributed primarily to an increase in average proprietary fund balances and an increase in the Company's trust technology and back-office processing businesses. First, the correlation between proprietary fund revenues and direct expenses partially contributed to the increase in operating and development expenses. Second, the Company incurred additional personnel and other various operating costs to properly implement, service, and maintain the new trust technology and back-office client relationships. Third, with the completion and subsequent release of several capitalized software development projects, amortization expense increased in 1998. Additionally, the Company continues to incur substantial costs to develop and enhance its trust technology product line which are not being capitalized, thus increasing the expense recognized in the current period. Finally, the Company incurred substantial nonrecurring costs to analyze and enhance its new trust technology client implementation process.

Operating profit from Investment Technology and Services for the six months ended June 30, 1998 was $20,203,000, as compared to the $20,468,000 reported in the corresponding period of 1997. Operating margins were 20 percent for the six months ended June 30, 1998, as compared to 24 percent for the same period in 1997. Although this segment experienced an increase in revenues in 1998, operating profits and margins were negatively impacted by the substantial increases in operating and development expenses as described above.


ASSET MANAGEMENT - Revenues from Asset Management increased 29 percent to
----------------
$64,151,000 for the six months ended June 30, 1998, as compared to the $49,816,000 reported for the corresponding period in 1997.


                                                     ASSET MANAGEMENT REVENUES
                                                     -------------------------

                                               SIX MONTHS            SIX MONTHS              DOLLAR             PERCENT
                                                  1998                  1997                 CHANGE              CHANGE
                                               ----------            ----------              ------             -------
Investment management
     services                                 $36,614,000           $23,999,000            $12,615,000            53%
Liquidity management services                  13,197,000            10,903,000              2,294,000            21%
Other investment products
     and services                              14,340,000            14,914,000               (574,000)           (4%)
                                              -----------           -----------            -----------

     Total                                    $64,151,000           $49,816,000            $14,335,000            29%
                                              ===========           ===========            ===========

Investment management services revenues increased 53 percent due to an increase in average fund balances invested in the Company's Family of Funds. Average assets under management increased 87 percent or $7.1 billion to $15.3 billion for the first six months of 1998, as compared to $8.2 billion for the first six months of 1997. This increase was the result of increased sales of the Company's Family of Funds to high-net-worth investors through various registered investment advisors, financial planners, and other financial intermediaries, as well as increased sales of the Company's asset management programs to institutional investors, despite the recent loss of a significant client. Additionally, the favorable increase in the stock market has contributed to the growth in average assets under management.

Liquidity management services revenues increased 21 percent primarily due to an increase in average fund balances invested in the Company's lower-fee liquidity products, as well as, increased sales of the Company's cash sweep services to banks. Average assets under management from the Company's liquidity funds increased 22 percent to $19.4 billion for the first six months of 1998, as compared to $15.9 billion for the first six months of 1997.

Other investment products and services revenues is comprised of several distinct operations that include performance measurement and consulting services to Canadian pension plans, brokerage and clearing services, and several other small business ventures. During 1998, the Company realized an increase in bank-related brokerage services. However, this was offset by the reclassification of one of the Company's business ventures from this segment into other non-operating income. This reclassification was required according to accounting standards because the Company's interest in this business venture was reduced to less than fifty percent.

                                                     ASSET MANAGEMENT EXPENSES
                                                     -------------------------

                                                SIX MONTHS           SIX MONTHS            DOLLAR             PERCENT
                                                   1998                 1997               CHANGE              CHANGE
                                               -----------          -----------            ------             -------
Operating and development                      $21,796,000          $23,752,000          $(1,956,000)          (8%)
Sales and marketing                            $28,442,000          $22,714,000          $ 5,728,000           25%

In 1998, operating and development expenses were affected by the reclassification of one of the Company's business ventures into other non-operating expenses. This reclassification was required according to accounting standards because the Company's interest in this business venture was reduced to less than fifty percent. Additionally, direct expenses were reduced as a result of the loss of a significant client invested in the Company's asset management programs.

The 25 percent increase in sales and marketing expenses was primarily due to increases in personnel and promotion expenses. The increase in personnel costs related to additional sales compensation associated with new sales of the Company's asset management products and services to high-net-worth and institutional investors. The Company incurred additional promotion expenditures in relation to an enhanced marketing strategy of its asset management products and services. This enhanced marketing strategy involves a television advertising campaign which is expected to increase Company recognition.

The Asset Management segment recorded an operating profit of $13,913,000 for the six months ended June 30, 1998, as compared to an operating profit of $3,350,000 for the corresponding period in 1997. Operating margins were 22 percent for the six months ended June 30, 1998, as compared to 7 percent for the same period in 1997. Operating profits and margins increased considerably primarily due to the significant increase in assets under management.

OTHER INCOME AND EXPENSES - General and administrative expenses for the six
-------------------------
months ended June 30, 1998 were $6,484,000, as compared to $6,584,000 for the corresponding period in 1997, a decrease of 2 percent.

In the first quarter of 1998, in accordance with generally accepted accounting principles, the Company could no longer consolidate one of its business ventures, LSV Asset Management ("LSV"). The Company's interest in LSV was reduced to less than 50 percent requiring the Company to apply the equity method of accounting. The Company's interest in the net operating results of LSV for the second quarter of 1998 are reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income. Prior period information has not been restated. LSV's net operating results in prior periods were recorded in the Asset Management segment.

Interest expense for 1998 and 1997 relates to the Company's issuance of long-term debt in February 1997 (See Note 7 of the Notes to Consolidated Financial Statements).

Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period as compared to another is due to changes in the average cash balance invested for the period.


LIQUIDITY AND CAPITAL RESOURCES - The Company's ability to generate cash
-------------------------------
adequate to meet its needs results primarily from cash flows from operations and its capacity for additional borrowing. The Company has a line of credit agreement which provides for borrowings of up to $50,000,000 (See Note 6 of the Notes to Consolidated Financial Statements). At June 30, 1998, the Company's sources of liquidity consisted primarily of cash and cash equivalents of $40,914,000 and the unused balance on the line of credit of $50,000,000. The availability of the line of credit is subject to the Company's compliance with certain covenants set forth in the agreement.

Cash flows provided by operations for the six months ended June 30, 1998 were $61,395,000, as compared to cash flows provided by operations for the six months ended June 30, 1997 of $4,734,000. The sales of loans classified as Loans receivable available for sale by the Company's Swiss based subsidiary, increased collections of receivables, the receipt of a significant one-time buyout fee, and increases in income and various accrued liabilities principally boosted cash flows from operations in 1998. Cash flows from operations in 1997 were unfavorably affected by an increase in receivables and the purchase of loans classified as Loans receivable available for sale. The payout of sales and incentive compensation in the first quarter of 1998 and 1997 negatively affected cash flows from operations. In the second quarter of 1998, the Company received a buyout payment relating to a bank client involved in an acquisition. This buyout payment will not be recognized in revenues until the client has been fully deconverted.

Cash flows from investing activities are principally affected by capital expenditures. Capital expenditures, including capitalized software development costs, for the six months ended June 30, 1998 were $9,324,000, as compared to $11,731,000 for the corresponding period in 1997. The Company is currently in the early stages of expanding its corporate campus. Construction is expected to be completed by late 1998 at an estimated cost of $5,250,000.

Cash flows from financing activities are primarily affected by debt and equity transactions. On February 24, 1997, the Company issued $35,000,000 of medium-term notes in a private offering with certain financial institutions. The proceeds were used to repay the outstanding balance on its line of credit at that date. The Company made its first principal payment of $2,000,000 against its long-term debt in February 1998 (See Note 7 of the Notes to Consolidated Financial Statements). The Company continued its common stock repurchase program. The Company has purchased 479,000 shares of its common stock at a cost of $28,977,000 through July 31, 1998. The Company still has $10,266,000 remaining authorized for the purchase of its common stock. The Company declared and paid a dividend on its common stock during the second quarter of 1998 and 1997.

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

Assessment of Risks Associated with the Year 2000
-------------------------------------------------

The Company began to address the Year 2000 issue in 1995, initially focusing on its TRUST 3000 product line. In 1997, a committee was formed with representatives from all areas of the Company's business in order to review all internal proprietary systems and every vendor with which the Company interacts. Each vendor was contacted in order for the Committee to assess the impact the Year 2000 will have on operations. If deemed necessary, the Company initiates appropriate systems testing in order to make a reasonable determination as to whether a vendor will, in fact, be Year 2000 compliant on time. Customers have been informed of the Company's Year 2000 program through a users group and periodic communications.

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

          Exhibit 27.  Financial Data Schedule.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SEI INVESTMENTS COMPANY



     Date  August 12, 1998                    By /s/   Henry H. Greer
         -------------------------              ------------------------------
                                                       Henry H. Greer
                                                 President, Chief Operating
                                            Officer, and Chief Financial Officer