Form 10-Q
period 1998-09-30
SEI CORP
filed 1998-11-13
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
---
Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1998 or
                                                    ------------------
--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                                    0-10200
--------------------------------------------------------------------------------
                           (Commission File Number)

                            SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                      23-1707341
---------------------------------------           ------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                        -

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998: 17,842,325 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                (In thousands)


                                                   September 30, 1998        December 31, 1997
                                                   -------------------       -----------------
                                                       (unaudited)
Assets
------

Current assets:

Cash and cash equivalents                                    $ 25,646            $ 16,891
Receivables from regulated investment companies                16,122              14,452
Receivables, net of allowance for doubtful
    accounts of $1,200                                         38,662              31,192
Loans receivable available for sale                             2,289              11,340
Prepaid expenses                                                4,700               3,783
Deferred income taxes                                          14,989               6,337
                                                             --------            --------

          Total current assets                                102,408              83,995
                                                             --------            --------

Investments available for sale                                  4,380                 876
                                                             --------            --------

Investment in unconsolidated affiliate                          2,071                  --
                                                             --------            --------

Property and equipment, net of accumulated
    depreciation and amortization of $54,286
    and $49,493                                                60,696              52,131
                                                             --------            --------

Capitalized software, net of accumulated
    amortization of $10,433 and $7,959                         20,504              18,440
                                                             --------            --------

Customer lists, net of accumulated
    amortization of $577 and $291                               3,023               3,009
                                                             --------            --------

Other assets, net                                              10,204              10,433
                                                             --------            --------

          Total Assets                                       $203,286            $168,884
                                                             ========            ========

       The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       (In thousands, except par value)

                                                  September 30,1998        December 31, 1997
                                                  ------------------       -----------------
                                                     (unaudited)
Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:

Current portion of long-term debt                          $  2,000            $  2,000
Accounts payable                                              5,869               5,798
Accrued compensation                                         23,940              20,920
Accrued proprietary fund services                             8,925               9,812
Accrued discontinued operations disposal costs                5,173               7,228
Other accrued liabilities                                    36,827              28,760
Deferred revenue                                             27,665               7,158
                                                           --------            --------

     Total current liabilities                              110,399              81,676
                                                           --------            --------

Long-term debt                                               31,000              33,000
                                                           --------            --------

Deferred income taxes                                         9,902               7,798
                                                           --------            --------

Shareholders' equity:

Common stock, $.01 par value, 100,000 shares
   authorized; 17,842 and 17,767 shares issued
   and outstanding                                              178                 178
Capital in excess of par value                               52,418              46,724
Retained earnings                                                --                  --
Accumulated other comprehensive losses                         (611)               (492)
                                                           --------            --------

          Total shareholders' equity                         51,985              46,410
                                                           --------            --------

          Total Liabilities and Shareholders' Equity       $203,286            $168,884
                                                           ========            ========

        The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                                                  Three Months
                                                                      -----------------------------------
                                                                               Ended September 30,
                                                                      -----------------------------------
                                                                               1998             1997
                                                                               ----             ----
Revenues                                                                    $ 90,492         $ 74,283

Expenses:
 Operating and development                                                    41,787           36,401
 Sales and marketing                                                          26,884           22,932
 General and administrative                                                    3,787            3,411
                                                                             -------          -------

Income from operations                                                        18,034           11,539

Equity in the earnings of unconsolidated affiliate                               733               --
Interest income                                                                  402              233
Interest expense                                                                (623)            (667)
                                                                             -------          -------

Income before income taxes                                                    18,546           11,105
Income taxes                                                                   6,995            4,166
                                                                             -------          -------

Net income                                                                    11,551            6,939
                                                                             -------          -------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments,
     net of income tax expense of $12 and $0                                      17               (6)
  Unrealized holding gains (losses) on investments,
     net of income tax expense (benefit) of $21 and $(30)                         32              (36)
                                                                             -------          -------

Other comprehensive income (loss)                                                 49              (42)
                                                                             -------          -------

Comprehensive income                                                        $ 11,600         $  6,897
                                                                             =======          =======


Basic earnings per common share                                             $    .64         $    .38
                                                                             =======          =======


Diluted earnings per common share                                           $    .60         $    .36
                                                                             =======          =======

       The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                                          Nine Months
                                                                 --------------------------------
                                                                       Ended September 30,
                                                                 --------------------------------
                                                                       1998              1997
                                                                       ----              ----
Revenues                                                             $257,862          $208,517

Expenses:
 Operating and development                                            128,213           106,161
 Sales and marketing                                                   73,712            63,588
 General and administrative                                            10,271             9,995
                                                                     --------          --------

Income from operations                                                 45,666            28,773

Equity in the earnings of unconsolidated affiliate                      1,924                --
Interest income                                                         1,074               717
Interest expense                                                       (1,951)           (1,816)
                                                                     --------          --------

Income before income taxes                                             46,713            27,674
Income taxes                                                           17,980            10,793
                                                                     --------          --------

Net income                                                             28,733            16,881
                                                                     --------          --------

Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustments,
     net of income tax benefit of $29 and $113                            (47)             (175)
  Unrealized holding (losses) gains on investments,
     net of income tax (benefit) expense of $(45) and $157                (72)              246
                                                                     --------          --------

Other comprehensive (loss) income                                        (119)               71
                                                                     --------          --------

Comprehensive income                                                 $ 28,614          $ 16,952
                                                                     ========          ========


Basic earnings per common share                                      $   1.61          $    .92
                                                                     ========          ========


Diluted earnings per common share                                    $   1.50          $    .88
                                                                     ========          ========

       The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)
                                 (In thousands)

                                                                           Nine Months
                                                                 ---------------------------------
                                                                       Ended September 30,
                                                                 ---------------------------------
                                                                       1998             1997
                                                                       ----             ----
Cash flows from operating activities:
Net income                                                          $ 28,733         $ 16,881
Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                   11,388           11,982
      Provision for losses on receivables                                 --              189
      Equity in the earnings of unconsolidated affiliate              (1,924)              --
      Other                                                           (2,507)            (847)
      Change in current assets and liabilities:
          Decrease (increase) in
             Receivables from regulated investment companies          (1,670)          (2,476)
             Receivables                                              (9,946)          (9,973)
             Loans receivable available for sale                       9,051           (2,881)
             Prepaid expenses                                           (917)            (190)
          Increase (decrease) in
             Accounts payable                                             71            1,535
             Accrued compensation                                      3,012           (1,421)
             Accrued proprietary fund services                          (887)           1,447
             Accrued discontinued operations disposal costs           (2,055)            (223)
             Other accrued liabilities                                 8,111            4,920
             Deferred revenue                                         20,507            1,188
                                                                    --------         --------
          Net cash provided by operating activities                   60,967           20,131
                                                                    --------         --------

Cash flows from investing activities:
      Additions to property and equipment                            (16,441)         (10,488)
      Additions to capitalized software                               (4,538)          (6,634)
      Purchase of investments available for sale                      (3,620)              --
      Other                                                              (87)            (461)
                                                                    --------         --------
          Net cash used in investing activities                      (24,686)         (17,583)
                                                                    --------         --------

Cash flows from financing activities:
      Proceeds from (payment on) long-term debt                       (2,000)          35,000
      Payment on line of credit                                           --          (20,000)
      Purchase and retirement of common stock                        (45,316)         (23,347)
      Proceeds from issuance of common stock                           8,702            7,506
      Tax benefit on stock options exercised                          16,418            1,903
      Payment of dividends                                            (5,330)          (4,777)
                                                                    --------         --------
          Net cash used in financing activities                      (27,526)          (3,715)
                                                                    --------         --------

Net increase (decrease) in cash and cash equivalents                   8,755           (1,167)

Cash and cash equivalents, beginning of period                        16,891           13,167
                                                                    --------         --------

Cash and cash equivalents, end of period                            $ 25,646         $ 12,000
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

          Summary Financial Information and Results of Operations
          -------------------------------------------------------

          In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997.

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

          Property and Equipment
          ----------------------
          Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                               Estimated
                                                                                                             Useful Lives
                                                      September 30, 1998              December 31, 1997       (In Years)
                                                      ------------------              -----------------       ----------
          Equipment                                     $ 52,073,000                    $ 42,376,000               3 to 5
          Buildings                                       28,303,000                      27,940,000             25 to 39
          Land                                             6,993,000                       6,993,000                  N/A
          Purchased software                              10,075,000                       9,181,000                    3
          Furniture and fixtures                           9,900,000                       9,790,000               3 to 5
          Leasehold improvements                           6,714,000                       5,344,000           Lease Term
          Construction in progress                           924,000                              --                  N/A
                                                        ------------                    ------------

                                                         114,982,000                     101,624,000
          Less:  Accumulated depreciation
                 and amortization                        (54,286,000)                    (49,493,000)
                                                        ------------                    ------------
          Property and Equipment, net                   $ 60,696,000                    $ 52,131,000
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

          Customer Lists
          --------------

          Customer Lists represent the value assigned to customer relationships obtained in various acquisitions. Customer Lists are amortized on a straight-line basis over 10 years. The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted cash flow is less than the net book value of the asset, the asset is written down to its net realizable value. As of September 30, 1998, no such write-down was required.

          Capitalized Software
          --------------------

          The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 8.15 years at September 30, 1998.

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

                                                                                FOR THE THREE-MONTH PERIOD ENDED
                                                                                       SEPTEMBER 30, 1998
                                                            ----------------------------------------------------------------------
                                                                     INCOME                     SHARES                PER SHARE
                                                                  (NUMERATOR)               (DENOMINATOR)               AMOUNT
                                                                  -----------               -------------               ------
          Basic earnings per common share                         $11,551,000                 17,946,000                 $.64
                                                                                                                         ====

          Dilutive effect of stock options                                 --                  1,181,000
                                                                  -----------                 ----------

          Diluted earnings per common share                       $11,551,000                 19,127,000                 $.60
                                                                  ===========                 ==========                 ====

                                                                                FOR THE THREE-MONTH PERIOD ENDED
                                                                                       SEPTEMBER 30, 1997
                                                            ----------------------------------------------------------------------
                                                                    INCOME                     SHARES                 PER SHARE
                                                                  (NUMERATOR)               (DENOMINATOR)               AMOUNT
                                                                  -----------               -------------               ------
          Basic earnings per common share                         $ 6,939,000                 18,270,000                 $.38
                                                                                                                         ====

          Dilutive effect of stock options                                 --                    968,000
                                                                  -----------                 ----------

          Diluted earnings per common share                       $ 6,939,000                 19,238,000                 $.36
                                                                  ===========                 ==========                 ====

          Options to purchase 2,500 shares of common stock with an average exercise price per share of $74.94 were outstanding during the third quarter of 1998, but were excluded from the diluted earnings per common share calculation because the option's exercise price was greater than the average market price of the Company's common stock. All options outstanding during the third quarter of 1997 were included in the diluted earnings per common share calculation.

                                                                                FOR THE NINE-MONTH PERIOD ENDED
                                                                                       SEPTEMBER 30, 1998
                                                            ----------------------------------------------------------------------
                                                                     INCOME                     SHARES                PER SHARE
                                                                  (NUMERATOR)               (DENOMINATOR)               AMOUNT
                                                                  -----------               -------------               ------
          Basic earnings per common share                         $28,733,000                 17,827,000                 $1.61
                                                                                                                         =====

          Dilutive effect of stock options                                 --                  1,340,000
                                                                  -----------                 ----------

          Diluted earnings per common share                       $28,733,000                 19,167,000                 $1.50
                                                                  ===========                 ==========                 =====

                                                                                FOR THE NINE-MONTH PERIOD ENDED
                                                                                       SEPTEMBER 30, 1997
                                                            ----------------------------------------------------------------------
                                                                    INCOME                     SHARES                 PER SHARE
                                                                  (NUMERATOR)               (DENOMINATOR)               AMOUNT
                                                                  -----------               -------------               ------
          Basic earnings per common share                         $16,881,000                 18,432,000                 $ .92
                                                                                                                         =====

          Dilutive effect of stock options                                 --                    828,000
                                                                  -----------                 ----------

          Diluted earnings per common share                       $16,881,000                 19,260,000                 $ .88
                                                                  ===========                 ==========                 =====

          Options to purchase 20,000 and 275,250 shares of common stock with an average exercise price per share of $70.12 and $25.26 were outstanding during the first nine months of 1998 and 1997, respectively, but were excluded from the diluted earnings per common share calculation because the option's exercise price was greater than the average market price of the Company's common stock.

          Statements of Cash Flows
          ------------------------

          For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

          Supplemental disclosures of cash paid/received during the nine months ended September 30 is as follows:

                                                                       1998              1997
                                                                       ----              ----
          Interest paid                                           $ 2,585,000         $1,499,000
          Interest and dividends received                         $ 1,063,000         $  704,000
          Income taxes paid                                       $12,508,000         $5,187,000

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

Note 2.   Comprehensive Income - In the first quarter of 1998, the Company
          --------------------
          adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with equal prominence as other financial statements.

                                                           Foreign                  Unrealized               Accumulated
                                                          Currency                   Holding                    Other
                                                         Translation                  Losses                Comprehensive
                                                         Adjustments              on Investments                Losses
                                                         -----------              --------------                ------
          Beginning balance                                $(417)                      $ (75)                   $(492)
          Current period change                              (47)                        (72)                    (119)
                                                           -----                       -----                    -----

          Ending Balance                                   $(464)                      $(147)                   $(611)
                                                           =====                       =====                    =====

Note 3.   Receivables - Receivables on the accompanying Consolidated Balance
          -----------
          Sheets consist of the following:

                                                                  September 30, 1998             December 31, 1997
                                                                  ------------------             -----------------
          Trade receivables                                          $23,506,000                    $16,219,000
          Fees earned, not received                                    2,860,000                      2,308,000
          Fees earned, not billed                                     13,496,000                     13,865,000
                                                                     -----------                    -----------

                                                                      39,862,000                     32,392,000
          Less:  Allowance for doubtful accounts                      (1,200,000)                    (1,200,000)
                                                                     -----------                    -----------

                                                                     $38,662,000                    $31,192,000
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

Note 5.   Investments Available for Sale - Investments available for sale
          ------------------------------
          consist of mutual funds sponsored by the Company which are primarily invested in tax-free municipal bonds and equity securities. The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of Shareholders' equity. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Income.

          At September 30, 1998, Investments available for sale had an aggregate cost of $4,620,000 and an aggregate market value of $4,380,000 with gross unrealized losses of $240,000. At that date, the unrealized holding losses of $147,000 (net of income tax benefit of $93,000) were reported as a separate component of Shareholders' equity on the accompanying Consolidated Balance Sheets.

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

Note 6.   Line of Credit - The Company has a line of credit agreement (the
          --------------
          "Agreement") with its principal lending institution which provides for borrowings of up to $50,000,000. The Agreement ends on May 31, 1999, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or three-tenths percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-tenth percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. The Company had no outstanding borrowings on its line of credit at September 30, 1998.

Note 7.   Long-term Debt - On February 24, 1997, the Company signed a Note
          --------------
          Purchase Agreement authorizing the issuance and sale of $20,000,000 of 7.20% Senior Notes, Series A, and $15,000,000 of 7.27% Senior Notes, Series B, (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years with an average life of 7 to 10 years. The proceeds from the Notes were used to repay the outstanding balance on the Company's line of credit at that date. The Note Purchase Agreement contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. None of these covenants negatively affect the Company's liquidity or capital resources. Principal payments on the Notes will be made annually from the date of issuance while interest payments are made semi-annually. The Company made the first principal payment of $2,000,000 in February 1998. The current portion of the Notes amounted to $2,000,000 at September 30, 1998. The carrying amount of the Company's long-term debt approximates its fair value.

Note 8.   Common Stock Buyback - The Board of Directors has authorized the
          --------------------
          purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $298,365,000. The Company purchased 280,000 shares at a total cost of $18,552,000 during the third quarter of 1998 and 730,000 shares at a total cost of $45,316,000 during the nine month period ended September 30, 1998.

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

          The following tables highlight certain unaudited financial information about each of the Company's segments for the three and nine months ended September 30, 1998 and 1997.

                                                 Investment
                                               Technology and        Asset       General
                                                  Services        Management    and Admin.   Consolidated
                                                  --------        ----------   ------------  -------------

                                                  For the Three-Month Period Ended September 30, 1998
                                             ----------------------------------------------------------------
Revenues                                             $53,851,000  $36,641,000                 $90,492,000
                                                     ===========  ===========                 ===========
Operating profit                                     $13,908,000  $ 7,913,000  $(3,787,000)   $18,034,000
                                                     ===========  ===========  ===========

Equity in the earnings of
   unconsolidated affiliate                                                                       733,000
Interest income                                                                                   402,000
Interest expense                                                                                 (623,000)
                                                                                              -----------

Income before income taxes                                                                    $18,546,000
                                                                                              ===========

Depreciation and amortization                        $ 2,998,000  $   876,000  $   209,000    $ 4,083,000
                                                     ===========  ===========  ===========    ===========

Capital expenditures                                 $ 8,963,000  $   767,000  $   164,000    $ 9,894,000
                                                     ===========  ===========  ===========    ===========


                                                 Investment
                                               Technology and        Asset       General
                                                  Services        Management    and Admin.   Consolidated
                                                  --------        ----------   ------------  -------------

                                                  For the Three-Month Period Ended September 30, 1998
                                             ----------------------------------------------------------------

Revenues                                             $45,271,000  $29,012,000                 $74,283,000
                                                     ===========  ===========                 ===========
Operating profit                                     $10,553,000  $ 4,397,000  $(3,411,000)   $11,539,000
                                                     ===========  ===========  ===========

Interest income                                                                                   233,000
Interest expense                                                                                 (667,000)
                                                                                              -----------

Income before income taxes                                                                    $11,105,000
                                                                                              ===========

Depreciation and amortization                        $ 2,642,000  $ 1,497,000  $   190,000    $ 4,329,000
                                                     ===========  ===========  ===========    ===========

Capital expenditures                                 $ 3,556,000  $   176,000  $   151,000    $ 3,883,000
                                                     ===========  ===========  ===========    ===========

                                                 Investment
                                               Technology and        Asset         General
                                                  Services         Management    and Admin.    Consolidated
                                                  --------        ------------  -------------  -------------

                                                    For the Nine-Month Period Ended September 30, 1998
                                             ----------------------------------------------------------------
Revenues                                            $157,070,000  $100,792,000                 $257,862,000
                                                    ============  ============                 ============
Operating profit                                    $ 34,111,000  $ 21,826,000  $(10,271,000)  $ 45,666,000
                                                    ============  ============  ============

Equity in the earnings of
   unconsolidated affiliate                                                                       1,924,000
Interest income                                                                                   1,074,000
Interest expense                                                                                 (1,951,000)
                                                                                               ------------

Income before income taxes                                                                     $ 46,713,000
                                                                                               ============

Depreciation and amortization                       $  8,286,000  $  2,493,000  $    609,000   $ 11,388,000
                                                    ============  ============  ============   ============

Capital expenditures                                $ 14,226,000  $  1,760,000  $    455,000   $ 16,441,000
                                                    ============  ============  ============   ============

                                                 Investment
                                               Technology and        Asset        General
                                                  Services         Management    and Admin.    Consolidated
                                                  --------        ------------  ------------   ------------

                                                   For the Nine-Month Period Ended September 30, 1997
                                             ----------------------------------------------------------------

Revenues                                            $129,689,000  $ 78,828,000                 $208,517,000
                                                    ============  ============                 ============
Operating profit                                    $ 31,021,000  $  7,747,000  $ (9,995,000)  $ 28,773,000
                                                    ============  ============  ============

Interest income                                                                                     717,000
Interest expense                                                                                 (1,816,000)
                                                                                               ------------

Income before income taxes                                                                     $ 27,674,000
                                                                                               ============

Depreciation and amortization                       $  7,755,000  $  3,683,000  $    544,000   $ 11,982,000
                                                    ============  ============  ============   ============

Capital expenditures                                $  7,967,000  $  1,649,000  $    872,000   $ 10,488,000
                                                    ============  ============  ============   ============

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
OF OPERATIONS.
-------------


The Company is organized around its two primary business lines: Investment Technology and Services and Asset Management. Financial information for each of these segments is reflected in Note 10 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

Third Quarter Ended September 30, 1998 Compared to Third Quarter Ended September 30, 1997

The Company's results of operations included revenues of $90,492,000, as compared to $74,283,000 for the same period in 1997, an increase of 22 percent. Net income increased 66 percent to $11,551,000, as compared to $6,939,000 reported for the corresponding quarter in 1997. Diluted earnings per share increased 67 percent to $.60 versus the $.36 reported for the comparable quarter in 1997. Total fund balances at September 30, 1998 increased 28 percent to $139.2 billion, as compared to $108.8 billion at September 30, 1997. Included in these totals are proprietary fund balances of $100.5 billion at September 30, 1998 and $79.1 billion at September 30, 1997, an increase of 27 percent. Significant growth in fund balances and the contracting of new trust technology clients primarily drove the increase in revenues. Operating profits increased primarily due to growth in the higher margin trust technology product line. Future revenues and earnings could be affected by continued consolidation within the banking industry or a significant change in the stock market.

INVESTMENT TECHNOLOGY AND SERVICES - Revenues from Investment Technology and
----------------------------------
Services increased 19 percent to $53,851,000 for the three months ended September 30, 1998, as compared to the $45,271,000 reported for the corresponding period in 1997.

                  INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                  -------------------------------------------

                                    3RD QTR         3RD QTR          DOLLAR       PERCENT
                                     1998            1997            CHANGE        CHANGE
                                     ----            ----            ------        ------
Trust technology services         $29,192,000     $25,518,000      $3,674,000        14%
Proprietary fund services          21,909,000      18,068,000       3,841,000        21%
Trust back-office processing
     services                       2,750,000       1,685,000       1,065,000        63%
                                  -----------     -----------      ----------

     Total                        $53,851,000     $45,271,000      $8,580,000        19%
                                  ===========     ===========      ==========

The 14 percent increase in trust technology services revenues reflects the successful contracting of new TRUST 3000 clients during 1997. Trust technology services revenues are primarily earned based upon monthly processing and software application fees. As a result of these new trust client relationships, recurring processing fees increased $2.7 million and nonrecurring implementation fees increased $1.3 million. Conversely, the loss of trust client relationships during 1997 and 1998 negatively affected recurring processing fees by $1.4 million. The recurring processing fee base is projected to increase as the new trust clients are completely integrated onto the TRUST 3000 product line by mid 1999. Additionally, the Company has received a $12.9 million one-time contractual buyout fee from a significant client involved in an acquisition that has not been recognized in revenues. This one-time fee will be recognized when the client is completely deconverted. The loss of this client will have a negative impact on recurring processing fees in subsequent periods.

Proprietary fund services revenues are earned through administrative fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of the proprietary funds. Growth in average assets under administration from existing proprietary fund complexes primarily contributed to the 21 percent growth in proprietary fund services revenues. Average proprietary fund balances increased 33 percent or $25.3 billion to $101.6 billion, as compared to the $76.3 billion reported for the corresponding quarter of 1997. Average proprietary fund balances increased despite the loss of several proprietary fund complexes during the third quarter of 1998 which decreased average assets by $5.9 billion. Moderate growth in proprietary fund services revenues are anticipated for subsequent periods as funding of additional assets continues in the fourth quarter from new proprietary fund complexes converted in prior periods. Additionally, a decrease in the stock market may impair growth in future proprietary fund services revenues.

The Company continues to experience significant growth in its trust back-office processing business which is an extension of its trust technology services business. Through this business, the Company provides a fully integrated custody and back-office outsourcing solution to trust organizations, including both small and large banks ranging in size from start-ups to those managing assets of $10 billion. The contracting of new clients during the past year was the primary contributing factor for the growth in revenues. Management believes the Company is favorably positioned to provide these services, principally to bank trust departments, which should promote new client relationships in the near term.

                  INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                  -------------------------------------------

                                   3RD QTR          3RD QTR       DOLLAR      PERCENT
                                     1998            1997         CHANGE      CHANGE
                                     ----            ----         ------      ------
Operating and development       $29,279,000       $25,008,000   $4,271,000      17%
Sales and marketing             $10,664,000       $ 9,710,000   $  954,000      10%


Operating profits and margins from Investment Technology and Services were $13,908,000 or 26 percent, as compared to the $10,553,000 or 23 percent reported for the comparable quarter in 1997. This represents an increase of 32 percent in operating profits. The primary factor affecting operating profits and margins was the growth in revenues from all major product lines in this segment and the Company's ability to control expenses consistent with the rate of growth in revenues. As a percentage of sales, operating and development expenses decreased to 54 percent from 55 percent and sales and marketing expenses decreased to 20 percent from 21 percent.

Operating and development expenses increased 17 percent primarily due to a rise in direct proprietary fund expenses and personnel expenses. Sales and marketing expenses increased primarily due to an increase in personnel expenses, specifically sales compensation. The increase in personnel expenses in both operating and development and sales and marketing expenses is attributed to the overall increase in the trust technology and trust back-office processing businesses. The increase in personnel costs in operating and development expenses was necessary in order to properly implement, service, and maintain the new trust technology and trust back-office client relationships.

Operating profits and margins are expected to increase as the new trust client relationships established in 1997 are completely implemented. Additionally, the eventual recognition of the $12.9 million one-time buyout fee received from a bank client involved in an acquisition may positively affect operating profits and margins in one period, but the loss of the recurring processing fees could have a negative impact on operating profits and margins in subsequent periods. Also, operating profits and margins could be affected by continued consolidations involving bank clients.

ASSET MANAGEMENT - Revenues from Asset Management increased 26 percent to
----------------
$36,641,000 for the three months ended September 30, 1998, as compared to the $29,012,000 reported for the corresponding period in 1997.


                           ASSET MANAGEMENT REVENUES
                           -------------------------

                                           3RD QTR          3RD QTR           DOLLAR       PERCENT
                                             1998             1997            CHANGE       CHANGE
                                             ----             ----            ------       ------
Investment management
     services                            $21,229,000      $14,713,000       $6,516,000       44%
Liquidity management services              6,796,000        6,049,000          747,000       12%
Other investment products
     and services                          8,616,000        8,250,000          366,000        4%
                                         -----------      -----------       ----------

     Total                               $36,641,000      $29,012,000       $7,629,000       26%
                                         ===========      ===========       ==========

Investment management services revenues are earned through management fees which are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of the Company's Family of Funds. Substantial increases in average fund balances invested in the Company's Family of Funds was the primary factor contributing to the 44 percent increase in investment management services revenues. Average assets under management increased 62 percent or $6.4 billion to $16.8 billion, as compared to $10.4 billion for the corresponding quarter of 1997. The increase in average assets under management was fueled by continued sales of the Company's Family of Funds to high-net-worth investors through various registered investment advisors, financial planners, and other financial intermediaries. Additionally, average assets under management increased as a result of new sales of the Company's asset management programs to institutional investors. Revenues are expected to increase assuming the Company can continue to generate new sales through its registered investment advisor channel. The recent volatility experienced in the stock market did not have a material impact on investment management services revenues in the third quarter of 1998. However, any prolonged downturn in the stock market could have a negative affect on future investment management services revenues.

Liquidity management services consist primarily of the Company's money market and other short-term mutual funds and its cash sweep technology. An increase in average fund balances invested in the Company's liquidity products and increased sales of cash sweep services generated the 12 percent increase in liquidity management services revenues. Average assets under management from the Company's liquidity funds increased 12 percent to $19.2 billion, as compared to $17.1 billion for the corresponding quarter of 1997.

Other investment products and services revenues is comprised of several distinct operations that include performance measurement and consulting services to Canadian pension plans, brokerage and clearing services, and several other small business ventures. Increased brokerage and clearing services and an increase in average assets under management from a small business venture generated additional other investment products and services revenues. However, these increases were partially offset by a reclassification of one of the Company's business ventures into other non-operating income beginning in the first quarter of 1998. This reporting change was required according to accounting standards because the Company's interest in this business venture was reduced to less than fifty percent.

                           ASSET MANAGEMENT EXPENSES
                           -------------------------

                                  3RD QTR        3RD QTR        DOLLAR        PERCENT
                                    1998           1997         CHANGE        CHANGE
                                    ----           ----         ------        ------
Operating and development      $12,508,000      $11,393,000    $1,115,000       10%
Sales and marketing            $16,220,000      $13,222,000    $2,998,000       23%

Operating profits and margins from Asset Management were $7,913,000 or 22 percent, as compared to $4,397,000 or 15 percent reported for the corresponding quarter in 1997. This represents an increase of 80 percent in operating profits. Operating profits and margins increased considerably primarily due to revenues increasing 26 percent while expenses only rose 17 percent. The growth in revenues was primarily generated by significant increases in assets under management. The increase in expenses can be attributed to additional personnel costs, promotion expenditures and direct brokerage expenses. Additional sales compensation associated with new sales of the Company's asset management products and services increased personnel expenses. An enhanced marketing strategy, which includes a television advertising campaign, augmented promotion expenditures. However, as a percentage of sales, operating and development expenses decreased to 34 percent from 39 percent and sales and marketing expenses decreased slightly to 44 percent from 46 percent. Revenues and profits are projected to increase, however, a prolonged negative change in the stock market could impair margins as revenues decline prior to a corresponding decline in expenses.

OTHER INCOME AND EXPENSES - General and administrative expenses for the three
-------------------------
months ended September 30, 1998 were $3,787,000, as compared to $3,411,000 for the corresponding quarter in 1997, an increase of 11 percent. This increase is associated with an overall increase in personnel expenses in corporate overhead groups.

In the first quarter of 1998, in accordance with generally accepted accounting principles, the Company could no longer consolidate one of its business ventures, LSV Asset Management ("LSV"). The Company's interest in LSV was reduced to less than 50 percent requiring the Company to apply the equity method of accounting. The Company's interest in the net operating results of LSV for the third quarter of 1998 are reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income. Prior period information has not been restated. LSV's net operating results in prior periods were recorded in the Asset Management segment.

Interest expense for the third quarter of 1998 and 1997 relates to the Company's issuance of long-term debt in February 1997 (See Note 7 of the Notes to Consolidated Financial Statements).

Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period as compared to another is due to changes in the average cash balance invested for the period.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

The Company's results of operations included revenues of $257,862,000, as compared to $208,517,000 for the same period in 1997, an increase of 24 percent. Net income increased 70 percent to $28,733,000, as compared to $16,881,000 reported in the corresponding period in 1997. Diluted earnings per share increased 70 percent to $1.50 versus $.88 reported for the comparable period in 1997. The increase in revenues and earnings was primarily driven by significant growth in fund balances. Additionally, the contracting of new trust technology client relationships increased recurring processing fees and nonrecurring implementation fees. This growth reflects the Company's commitment to its primary business lines.

INVESTMENT TECHNOLOGY AND SERVICES - Revenues from Investment Technology and
----------------------------------
Services increased 21 percent to $157,070,000 for the nine months ended September 30, 1998, as compared to the $129,689,000 reported for the corresponding period in 1997.


                  INVESTMENT TECHNOLOGY AND SERVICES REVENUES
                  -------------------------------------------

                                         NINE MONTHS        NINE MONTHS          DOLLAR       PERCENT
                                             1998               1997             CHANGE        CHANGE
                                             ----               ----             ------        ------
Trust technology services                $ 86,395,000       $ 73,241,000      $13,154,000        18%
Proprietary fund services                  62,895,000         52,582,000       10,313,000        20%
Trust back-office processing
     services                               7,780,000          3,866,000        3,914,000       101%
                                         ------------       ------------      -----------

     Total                               $157,070,000       $129,689,000      $27,381,000        21%
                                         ============       ============      ===========

The 18 percent increase in trust technology services revenues can be attributed to the establishment of new trust technology client relationships in 1997. The establishment of new trust technology client relationships increased recurring processing fees by $5.3 million and nonrecurring implementation fees by $7.3 million. When a client prematurely terminates its relationship, the Company receives a one-time contractual buyout fee. In 1998, the Company realized approximately $4.0 million in one-time buyout and deconversion fees while recurring processing fees decreased approximately $4.6 million associated with clients that terminated their relationship in prior periods.

Proprietary fund services revenues increased 20 percent mainly driven by continued increases in average proprietary fund balances. Average proprietary fund balances increased 36 percent or $24.9 billion to $95.0 billion from the $70.1 billion reported for the corresponding period in 1997. The increase in average proprietary fund balances was mainly fueled by growth in existing proprietary fund complexes. This growth is principally the result of banks maintaining their market share in a growing mutual fund industry and the favorable growth trend experienced in the stock market during 1998.

The Company is currently experiencing significant growth in its trust back-office processing business which is an extension of its trust technology services business. Trust back-office processing services revenues increased as a result of the contracting of new clients during the past year, including some larger banks.

                  INVESTMENT TECHNOLOGY AND SERVICES EXPENSES
                  -------------------------------------------

                               NINE MONTHS      NINE MONTHS      DOLLAR         PERCENT
                                   1998             1997         CHANGE         CHANGE
                                   ----             ----         ------         ------
Operating and development      $93,909,000     $71,016,000     $22,893,000        32%
Sales and marketing            $29,050,000     $27,652,000     $ 1,398,000         5%

Operating profits and margins from Investment Technology and Services were $34,111,000 or 22 percent, as compared to the $31,021,000 or 24 percent reported for the comparable period in 1997. This represents an increase of 10 percent in operating profits. The primary factor affecting operating profits was the growth in revenues from all major product lines in this segment. Operating and development expenses, as a percentage of sales, increased to 60 percent from 55 percent. Sales and marketing expenses, as a percentage of sales, decreased to 18 percent from 21 percent.

The majority of the increase in operating and development expenses resulted from increased business activity and a higher level of investments to enhance this segment's primary businesses. First, the correlation between proprietary fund revenues and direct expenses partially contributed to the increase in operating and development expenses. Second, the Company incurred additional personnel and other various operating costs to properly implement, service, and maintain the new trust technology and trust back-office client relationships. Third, with the completion and subsequent release of several capitalized software development projects, amortization expense increased in 1998. Additionally, the Company continues to incur substantial costs to develop and enhance its trust technology product line that is not being capitalized, thus increasing the expense recognized in the current period. Finally, the Company incurred substantial nonrecurring costs to analyze and enhance its new trust technology client implementation process in early 1998.


ASSET MANAGEMENT - Revenues from Asset Management increased 28 percent to
----------------
$100,792,000 for the nine months ended September 30, 1998, as compared to the $78,828,000 reported for the corresponding period in 1997.


                           ASSET MANAGEMENT REVENUES
                           -------------------------

                                NINE MONTHS     NINE MONTHS      DOLLAR       PERCENT
                                   1998            1997          CHANGE       CHANGE
                                   ----            ----          ------       ------
Investment management
     services                   $ 57,843,000    $38,712,000    $19,131,000      49%
Liquidity management services     19,993,000     16,952,000      3,041,000      18%
Other investment products
     and services                 22,956,000     23,164,000       (208,000)     (1%)
                                ------------    -----------    -----------

     Total                      $100,792,000    $78,828,000    $21,964,000      28%
                                ============    ===========    ===========

Investment management services revenues increased 49 percent due to an increase in average fund balances invested in the Company's Family of Funds. Average assets under management increased 76 percent or $6.8 billion to $15.7 billion, as compared to $8.9 billion for the corresponding period in 1997. This increase was the result of increased sales of the Company's Family of Funds to high-net-worth investors through various registered investment advisors, financial planners, and other financial intermediaries, as well as increased sales of the Company's asset management programs to institutional investors. Additionally, the favorable increase in the stock market during 1998 has contributed to the growth in average assets under management.

Liquidity management services revenues increased 18 percent primarily due to an increase in average fund balances invested in the Company's liquidity products, as well as, increased sales of the Company's cash sweep services to banks. Average assets under management from the Company's liquidity funds increased 18 percent to $19.3 billion, as compared to $16.3 billion for the first nine months of 1997.

Other investment products and services revenues is comprised of several distinct operations that include performance measurement and consulting services to Canadian pension plans, brokerage and clearing services, and several other small business ventures. During 1998, the Company realized an increase in bank-related brokerage services and an increase in average assets under management from one of its small business ventures. However, this was offset by the reclassification of one of the Company's business ventures into other non-operating income. This reclassification was required according to accounting standards because the Company's interest in this business venture was reduced to less than fifty percent.

                           ASSET MANAGEMENT EXPENSES
                           -------------------------

                             NINE MONTHS     NINE MONTHS    DOLLAR      PERCENT
                                1998            1997        CHANGE      CHANGE
                                ----            ----        ------      ------
Operating and development    $34,304,000     $35,145,000   $ (841,000)    (2%)
Sales and marketing          $44,662,000     $35,936,000   $8,726,000     24%

Operating profits and margins from Asset Management were $21,826,000 or 22 percent, as compared to $7,747,000 or 10 percent reported for the corresponding period in 1997. This represents an increase of 182 percent in operating profits. Operating profits and margins increased considerably primarily due to the 28 percent growth in revenues that was generated by a significant increase in assets under management. Operating margins have improved because revenue growth has exceeded any increase in variable costs. Even though expenses have increased $7,885,000, as a percentage of sales, expenses decreased. Operating and development expenses, as a percentage of sales, decreased to 34 percent from 45 percent and sales and marketing expenses, as a percentage of sales, decreased to 44 percent from 46 percent.

The increase in sales and marketing expenses can be attributed to additional personnel and promotion costs. The increase in personnel costs was mainly due to additional sales compensation associated with new sales of the Company's asset management products and services. The increased business activity and an enhanced marketing strategy, which includes a television advertising campaign, augmented promotion expenditures. Operating and development expenses decreased primarily due to the reclassification of one of the Company's business ventures into other non-operating expenses. This reclassification was required according to accounting standards because the Company's interest in this business was reduced to less than fifty percent. However, this decrease was partially offset by an increase in direct brokerage expenses and personnel costs.


OTHER INCOME AND EXPENSES - General and administrative expenses for the nine
-------------------------
months ended September 30, 1998 were $10,271,000, as compared to $9,995,000 for the corresponding period in 1997, an increase of 3 percent. This increase is associated with an overall increase in personnel expenses in corporate overhead groups.

In the first quarter of 1998, in accordance with generally accepted accounting principles, the Company could no longer consolidate one of its business ventures, LSV Asset Management ("LSV"). The Company's interest in LSV was reduced to less than 50 percent requiring the Company to apply the equity method of accounting. The Company's interest in the net operating results of LSV for 1998 are reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income. Prior period information has not been restated. LSV's net operating results in prior periods were recorded in the Asset Management segment.

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


LIQUIDITY AND CAPITAL RESOURCES - The Company's ability to generate cash
-------------------------------
adequate to meet its needs results primarily from cash flows from operations and its capacity for additional borrowing. The Company has a line of credit agreement that provides for borrowings of up to $50,000,000 (See Note 6 of the Notes to Consolidated Financial Statements). At September 30, 1998, the Company's sources of liquidity consisted primarily of cash and cash equivalents of $25,646,000 and the unused balance on the line of credit of $50,000,000. The availability of the line of credit is subject to the Company's compliance with certain covenants set forth in the agreement.

Cash flows provided by operations were $60,967,000, as compared to $20,131,000 for the corresponding period in 1997. The sales of loans classified as Loans receivable available for sale by the Company's Swiss based subsidiary increased cash flows from operations in 1998, whereas the purchase of loans classified as Loans receivable available for sale unfavorably affected cash flows from operations in 1997. In the second quarter of 1998, the Company received a $12.9 million one-time buyout payment relating to a bank client involved in an acquisition. This buyout payment will not be recognized in revenues until the client has been fully deconverted. Additionally, cash flows from operations in 1998 were positively affected by increases in income and various accrued liabilities.

Cash flows from investing activities are principally affected by capital expenditures. Capital expenditures, including capitalized software development costs, were $20,979,000, as compared to $17,122,000 for the corresponding period in 1997. The Company is currently in the process of expanding its corporate campus. Construction is expected to be completed by late 1998 at an estimated cost of $5,250,000. Additionally, the Company invested $3,620,000 in Company sponsored tax-exempt municipal bond funds.

Cash flows from financing activities are primarily affected by debt and equity transactions. On February 24, 1997, the Company issued $35,000,000 of medium-term notes in a private offering with certain financial institutions. The proceeds were used to repay the outstanding balance on its line of credit at that date. The Company made its first principal payment of $2,000,000 against its long-term debt in February 1998 (See Note 7 of the Notes to Consolidated Financial Statements). The Company continued its common stock repurchase program. The Company has purchased 826,000 shares of its common stock at a cost of $51,304,000 through October 31, 1998. The Company still has $37,939,000 remaining authorized for the purchase of its common stock. The Company declared and paid a dividend on its common stock during the second quarter of 1998 and 1997.

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

             Exhibit 27   Financial Data Schedule

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SEI INVESTMENTS COMPANY


Date  November 13, 1998            By   /s/ Henry H. Greer
     -----------------------            ----------------------------------------
                                                     Henry H. Greer
                                              President, Chief Operating
                                        Officer, and Chief Financial Officer