Form 10-K
period 1998-12-31
SEI CORP
filed 1999-03-29
CIK 350894

                                SECURITIES AND
                              EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   =========

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:             DECEMBER 31, 1998
                           -----------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________


                    Commission file number     0  -  10200
                                           --------------------

                            SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                         23-1707341
-----------------------------------------------   ------------------------------
 (State or other jurisdiction of incorporation     (IRS Employer Identification
              or organization)                              Number)

 1 FREEDOM VALLEY DRIVE, OAKS, PENNSYLVANIA                  19456-1100
-----------------------------------------------   ------------------------------
(Address of principal executive offices)                     (Zip Code)

  Registrant's telephone number, including                  610-676-1000
                 area code                        ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange on Which
                Title of Each Class                         Registered
                -------------------               ------------------------------
                       NONE


Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
--------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                           (Cover page 1 of 2 pages)
                           Exhibit Index on Page 64
                              Page 1 of 135 Pages

State the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as reported by NASDAQ as of February 26, 1999: $1,272,785,000. For purposes of making this calculation only, registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the common stock of the registrant.


       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes __________   No __________


                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 26, 1999: 17,874,121.


                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated by reference herein:

     1. Notice of and Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this annual report, incorporated by reference in Part III hereof.


                           (Cover page 2 of 2 pages)

                                    PART I
                                    ------


ITEM 1.  BUSINESS.
         --------

General Development of Business
-------------------------------

SEI Investments Company ("SEI") was incorporated in Pennsylvania in 1968. SEI Investments Distribution Company ("SIDCO"), SEI Investments Management Corporation ("SIMC"), and SEI Trust Company ("SEI Trust") are the principal wholly owned subsidiaries of SEI. SIDCO is a broker-dealer registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940. SEI Trust is a trust entity chartered in the Commonwealth of Pennsylvania.

At the time of SEI's initial public offering in March 1981, its principal business activity was providing an on-line, real-time accounting and management information system to bank trust departments. This service is offered today through the TRUST 3000 product line. An extension of the trust technology product line is provided through SEI Trust, offering complete back-office accounting and processing services to trust institutions which allows them to outsource their trust operations and related investment functions.

In 1982, SEI, through SIDCO and SIMC, began to sponsor a number of institutional investment products, primarily in the form of registered investment companies sold to institutional investors and financial intermediaries. These subsidiaries also provide various asset management services to institutional investors and to high-net-worth individuals. These services include programs created to help clients establish asset allocation strategies and to gain access to top-quality investment managers. SEI has expanded its asset management services outside the United States by targeting selected foreign markets for its investment management programs.

SIDCO and SIMC also provide a full range of administration and distribution services to proprietary mutual funds established for banks and other financial institutions and intermediaries. The client serves as the investment advisor for the proprietary funds, and the funds are sold primarily to customers of the client.

Industry Segments
-----------------

Starting in 1998, we report financial information through four business lines:
Technology Services, Mutual Fund Services, Asset Management, and Investments in New Business. These business segments reflect how management measures financial information internally. The Technology Services segment, which accounted for 45 percent of consolidated revenues in 1998, includes the TRUST 3000 product line and trust operations outsourcing. The Mutual Fund Services segment, which accounted for 27 percent of consolidated revenues in 1998, includes proprietary funds administration and distribution services created for banks, money managers and other financial institutions. The Asset Management segment, which accounted for 25 percent of consolidated revenues in 1998, consists of the distribution of asset management products to the institutional and high-net-worth markets. Investments in New Business, which accounted for 3 percent of consolidated revenues in 1998, consists of our Canadian and international operations.

Financial information about each business segment is contained in Note 12 of the Notes to Consolidated Financial Statements in Item 8. Additional financial information and discussion about each business segment, including a breakdown of revenues by product line, is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

TECHNOLOGY SERVICES
--------------------

          Trust Technology Services

Through SIMC, we provide trust and investment accounting and management information services as an outsourcer to financial institutions with our TRUST 3000 product line. The success of TRUST 3000 is tied to its reliability, broad functionality and open architecture system. TRUST 3000 provides banks with comprehensive software capabilities to manage investments for their personal and institutional trust clients. TRUST 3000 is a complete trust accounting and investment system with fully automated securities movement and control linked directly to the Depository Trust Company. TRUST 3000 offers investment management functionality through a number of integrated products and sub-systems that supports investment accounting, client administration, portfolio analysis, and trade order processing for both domestic and global securities processing. TRUST 3000 also provides access to multiple third-party pricing and asset related information. Trust and investment processing services are provided through a state-of-the-art data communications network that is internally managed. Clients utilize terminals and workstations that are connected through this network to access our data center.

The value of the TRUST 3000 product line has been further enhanced by the introduction of the StrataQuest product line. StrataQuest is a flexible combination of modular workstation application products that transform data into user-friendly customer service and investment analysis desktop applications. StrataQuest also provides technology platform products that manage the flow of data and allow for the integration of TRUST 3000 information with other financial institution systems in an open systems architecture. This product provides standard, efficient, and reliable interfaces that update and retrieve TRUST 3000 information from any application operating in the customer's distributed computing environment. StrataQuest may be installed on the client's processor or provided in a service bureau environment through our network at our data center.

Beginning in 1982, we began offering liquidity products to bank trust departments. Clients that use the TRUST 3000 product line can effect purchases and redemptions through an automated subsystem that performs daily sweeps of trust accounts and invests the available cash in one or more of our liquidity investment products. Bank clients can also invest in the SEI Tri-Party Repurchase Agreement program that offers competitive yields for short-term investing.

Money manager and TRUST 3000 clients remit payment for services rendered in cash or, subject to applicable regulatory guidelines, by directing brokerage commissions to SIDCO through SEI-approved clearing agents or clearing brokers. These clients may also apply a portion of such directed brokerage commissions to defray certain other third-party costs. As a result of the directed brokerage business, revenues may be affected by changes in market trading volume or changes in government regulations affecting directed brokerage payments.

The market for our trust accounting and management information services consists primarily of bank trust departments managing assets between $10 million and $100 billion. There are approximately 1,500 trust departments of this size. At December 31, 1998, we were providing processing or software services to approximately 92 trust departments, including trust departments of 20 of the top 60 banks, primarily located throughout the United States. We segregate the trust accounting and information services market by trust assets under management: $20 billion or more in managed assets; $750 million to $20 billion in managed assets; and under $750 million in managed assets. Each of these three trust accounting and management information services markets are characterized by different pricing, service, and product parameters. We endeavor to offer a full range of products and services suitable for each. Customers generally contract for terms of three to seven years and revenues are based on monthly processing and software application service fees.

Principal competitors offering trust accounting and processing services are Fidelity-Trust Technology Services LLC, SunGard Data Systems, and Marshall and Isley, as well as numerous financial institutions that operate their own trust processing systems. In addition, consolidations in the banking industry may reduce the number of bank prospects and/or eliminate customers from our user base. In terms of both revenues and number of trust accounts processed, the TRUST 3000 product line is the leading trust accounting and management system sold by third-party vendors to bank trust departments. With regard to the TRUST 3000 product line, the most important factors in a potential customer's evaluation and choice of vendor are: product and service reliability; security and risk; functional capability; ease of use and future flexibility; value; and cost effectiveness. A vendor's experience in, and commitment to, the financial industry is also considered. Revenues from trust technology services accounted for approximately 41 percent of consolidated revenues in 1998.

     Trust Operations Outsourcing

In 1994, we began to expand our trust technology product line by offering trust back-office processing to assist those who wish to outsource their trust department operations and processes. We provide back office services, which include trust operations, asset management, and custody. Our outsourcing is the integration of well-defined processes, along with fully automated, on-line, real-time accounting, control, and reporting systems. This level of outsourcing provides trust institutions with access to TRUST 3000, along with processing, reporting, and custody services provided through the specialized capabilities of SEI Trust personnel. SEI Trust automates and centralizes the client's trust accounting, income collections, securities settlement, and securities processing functions. In addition, SEI Trust prepares and processes customer statements, investment reviews, and employee benefit accrual reports and remittances to the clients' customers.

Initially, community banks were the target market for this product. However, as the concept of outsourcing has gained credibility and acceptance within the industry, banks of all sizes are recognizing the value in outsourcing their trust operations. The market for our trust operations outsourcing consists primarily of bank trust departments ranging in size from start-ups to those managing assets of $10 billion, and selected business lines of trust departments up to $100 billion in assets. We also believe there is a market for these services in non-bank financial institution channels. The term of the contracts varies from three to five years. At December 31, 1998, we had contracts to perform trust operations outsourcing services to 62 clients.

The major strategic issue facing this product line is the continued consolidation of the banking industry, which may reduce the number of potential bank prospects and/or eliminate customers from our user base. Currently, the only significant competitor in this market is Marshall and Isley. Additional competitors can be expected over the next few years. Revenues from trust operations outsourcing accounted for approximately 4 percent of consolidated revenues in 1998.

MUTUAL FUND SERVICES
--------------------

In 1990, through SIDCO and SIMC, we began providing administrative and distribution services to bank proprietary mutual funds that were sold primarily to bank customers for which the bank served as investment advisor. Today, we provide a full range of services to banks as well as, insurance firms, and investment management companies. Services include fund administration and accounting, legal and regulatory compliance, and shareholder recordkeeping services. Distribution services range from assistance with strategic business planning to product development through marketing program development and execution. We assist our clients with identifying distribution opportunities and establishing product and program strategies that cross retail and institutional markets.

The market for fund services and products consists primarily of banks, insurance companies, and investment managers. At the end of 1998, there were approximately 105 bank proprietary fund complexes that existed in the United States. As of December 31, 1998, we provided fund services to 35 banks, investment management companies, and insurance firms with proprietary mutual fund assets of approximately $133.4 billion. Additionally, we maintain an office in Dublin, Ireland that offers administrative services, distribution consulting services, and marketing support services to fund complexes in international markets.

Contracts with mutual fund complexes have initial terms ranging from two to five years. Principal competitors for mutual fund services include The BISYS Group, Federated Investors, Inc., First Data Corporation, PFPC, and State Street Bank. Potential customers of mutual fund services consider the price of such services, the performance of its administrative and other support services such as legal and marketing, and the integration of such services provided through our proprietary software.

While banks are currently prohibited by banking laws from serving as the principal underwriter to mutual funds, legislation has been proposed from time to time to remove this restriction. If such legislation is passed, some banks may consider performing some or all of these services themselves. In addition, consolidations in the banking industry may reduce the number of bank proprietary fund complexes in existence. In view of this phenomenon, we are vigorously pursuing new market opportunities. Revenues from mutual fund services accounted for approximately 27 percent of consolidated revenues in 1998.

ASSET MANAGEMENT

Through SIDCO and SIMC, we have created a number of investment products and services for institutional investors and high-net-worth investors distributed through investment advisors and other financial intermediaries. The initial investment products, first distributed in 1982, were developed to meet the liquidity requirements of bank trust departments utilizing the TRUST 3000 product line. In 1985, we began offering equity, fixed income, and tax-exempt products. Currently, the products offered include a series of domestic equity, fixed income, and tax-exempt mutual funds, separate account management, and offshore funds. We employ a total investment management approach that utilizes a quantitative asset allocation model and investment strategies based upon the precepts of modern portfolio theory, specialist sub-advisors that we select and monitor, and active risk management.

Through SIMC, we serve as the administrator, transfer agent, and fund accountant for these products. We also acts as the investment advisor for many of these products. The investment advisory and administration contracts between SIMC and the funds are subject to renewal annually by the board of trustees of the funds. These contracts provide for the payment of administrative fees based on a percentage of the average daily net assets of each fund.

     Investment Management Fees

We began providing investment solutions to defined benefit plans, hospitals, foundations, endowment funds, and other institutional investors in 1991. We offer such investors an integrated investment program, which enables a pension or other investment committee to outsource their investment management process to us. We offer flexible investment strategies using a disciplined fund management process and superior technology. We work with each client to develop asset management strategies that are consistent with the client's business needs and investment objectives. Consideration is given to the client's financial and investment objectives, risk tolerance, investment restrictions, and time horizon. Then, through the combination of the portfolio construction process, multiple asset classes, and style allocations, we work toward the client's investment goals. A client's strategy is implemented through our Family of Funds that employ sub-advisors that are specialists in a particular style. We select the best style-specific investment managers to act as sub-advisors and manage each asset class. The potential benefit of this method is improved performance with reduced volatility. This style-neutral approach eliminates the task of attempting to estimate which style of equity investing will be in favor at any point in time. Specialist-advisors are monitored for performance and so trading strategies conform to predetermined market, sector, and style characteristics. We maintain the asset class exposure within the specifically defined boundaries of our client's asset allocation plan by incorporating a formal rebalancing program in our asset management process utilizing state-of-the-art technology. Overall, diversifying by asset class, manager style, sub-style, and sector tends to reduce risk while improving the prospects for long-term growth. Clients also have the ability to access specialized money managers through separate accounts.

We also offer asset management programs tailored to meet the needs of high-net-worth individuals (defined as individuals with over $500,000 of investable assets) and small institutions that are marketed through selected intermediaries such as independent broker-dealers, registered investment advisors, financial planners, life insurance producers, and bank trust departments. Our investment philosophy focuses on four key principles: asset allocation, portfolio structure, specialist investment and continuous portfolio management. Our asset management strategies offer financial intermediaries various asset allocation models that provide diversification among investment classes and periodic rebalancing to achieve the investor's objectives. It also provides access to institutional money managers normally not available to individual investors. We offer a wide range of investment solutions including tax managed programs. We also provide marketing assistance, sales support, investor reporting, and back-office services such as custody and recordkeeping.

At December 31, 1998, there were approximately 1,900 clients invested in our asset management programs through separate accounts or through our Family of Funds with $18.1 billion in assets invested. The principal competition for our asset management products is from other investment advisors and mutual fund companies. Also, revenues are affected by changes in the value of securities traded in various financial markets. Fees are earned as a percentage of average assets under management. Revenues from investment management fees accounted for approximately 21 percent of consolidated revenues in 1998.

     Liquidity Management Fees

We assist corporations in developing investment programs to meet their unique cash flow needs by coordinating investment strategies with expected disbursements. CashStrategies is a sophisticated system for managing corporate cash that incorporates cash flow analytics with our proprietary software to provide corporate treasurers with an effective solution in managing their cash and investment portfolios. We help clients allocate their cash between liquid and longer-term investments. Longer-duration cash is invested in one of our Secondary Cash Investment Models, each providing an optimal balance of strong yield and high liquidity. We help to implement the strategy and render ongoing service and analytical support. We also offer the CashSweep program that enables financial institutions to sweep excess balances from demand deposit accounts into money market accounts. To build a successful sweep program, we combine technology with our cash management investment products, cash management services, marketing and consulting support.

Liquidity products consist primarily of money market and other short-term mutual funds and our Repurchase Agreement Program ("REPO"). REPO permits institutions to invest short-term funds in overnight and term tri-party repurchase agreements and other overnight and short-term investment products. Clients may purchase or redeem investment products and retrieve information about their accounts through SEI Direct, or by telephone orders to SIMC.

The market for our liquidity products and services consist primarily of bank trust departments, investment advisors, and corporations located in the United States. The number of bank and non-bank clients utilizing our liquidity products and services totaled approximately 600 at December 31, 1998. Total assets invested in liquidity funds, including REPO, totaled $20.0 billion at December 31, 1998.

Principal competitors in liquidity products and services include Federated Investors, Inc., Fidelity Management Corporation, Investors Fiduciary Trust Company, and Goldman, Sachs & Co., and other mutual fund complexes that market to institutional investors as well as individual bank proprietary and common trust funds. A potential customer of liquidity services business considers the price and performance of investment products and diverse product offerings, as well as the ease of investment through the automated sweep system. Revenues from liquidity management fees offered to investment advisors and corporations accounted for approximately 4 percent of consolidated revenues in 1998.

INVESTMENTS IN NEW BUSINESS

We have several other operations that include performance evaluation and consulting services to Canadian pension plans and other business ventures to expand our asset management programs and services to high-net-worth investors, pension plans, governmental organizations, and private corporations in foreign countries.

Performance evaluation and other consulting services offered to Canadian pension plans are provided through SEI Inc., a wholly owned subsidiary. We also support money managers in managing their clients' investments through investment performance evaluation services, as well as trading cost analysis and marketing strategy review. The market for our consulting services consists mainly of defined benefit plan sponsors and investment managers located in Canada. At December 31, 1998, we were providing consulting services to approximately 400 defined benefit plan sponsors and investment managers.

Fund sponsor and money manager clients remit payment for performance evaluation and consulting services in cash or, subject to applicable regulatory guidelines, by directing brokerage commissions to SIDCO or SEI Inc. through SEI-approved clearing agents or clearing brokers. These clients may also apply a portion of such directed brokerage commissions to defray certain other third-party costs. As a result of the directed brokerage business, revenues may be affected by changes in market trading volume or changes in government regulations affecting directed brokerage payments.

We also formed an asset management company in Canada in 1994, Primus Capital Advisors Co. ("Primus"). Primus is an investment counselor/portfolio manager offering investment advisory services to both large and small Canadian defined benefit pension plans.

We are currently establishing distribution channels for our asset management programs in the global asset management marketplace through various acquisitions and the startup of satellite offices outside the United States. Our approach is to expand existing business lines into a coherent global business consistent with our United States strategy of providing portfolio solution offerings rather than product sales. Similar to the United States model, we design global investment strategies and employ specialist money managers to implement these strategies. We are also responsible for managing the allocation of assets among the portfolio's specialist money managers and directing and evaluating the investment services provided by these selected managers. Our efforts have focused on establishing the business platform, which includes the delivery of local investment management as part of a portfolio solution and local distribution and marketing. In South Africa, we have assembled an investment advisory team that markets institutional asset management programs to pension and insurance industries. We also acquired established investment advisory firms in Argentina and Mexico that offer asset management services to high-net-worth investors. In addition, we have established a joint venture in Taiwan and Korea that offers asset management solutions to institutions and high-net-worth individuals.

The global market for financial services is highly competitive. Entering into a foreign market requires a shift in perspective from a United States focus to that of the other country. In addition, consideration must be given to the regulatory and financial constraints that exist in a foreign market. Finally, it can be difficult to overcome recognition and branding hurdles caused by lack of a track record in a particular market. The way that we attempt to overcome these obstacles is to purchase or partner with a local firm who already has an established presence in the market. By partnering, we get a recognized name and established customers. We also get access to a staff that speaks the language and understands the culture, which helps us in making decisions about product packaging and distribution strategies. Revenues from other investment products and services accounted for approximately 3 percent of consolidated revenues in 1998.

OTHER

Equity Investments in Investees
-------------------------------

In 1994, we formed a partnership with three leading academics in the field of finance. The partnership, LSV Asset Management ("LSV"), is a registered investment advisor which provides investment advisory services to institutions, including pension plans and investment companies. LSV is a value-oriented, contrarian money manager that offers a deep-value investment alternative. LSV utilizes a proprietary equity investment model to identify securities that are generally considered to be out of favor. They identify stocks that exhibit below-average past performance and below-average market expectations for future growth because these stocks typically produce superior future returns as their future growth exceeds the pessimistic expectation of the market. LSV is currently the specialist-advisor to a portion of SEI Large Cap Value Fund and SEI Small Cap Value Fund. In addition, LSV is a portfolio manager to a portion of our global investment products. Approximately 17% of the total assets managed by LSV relate to our products. At December 31, 1998, our interest represented approximately 45% of the partnership's total interests.

Marketing and Sales
-------------------

We employ 17 sales representatives in the Technology Services segment, 7 sales representatives in the Mutual Fund Services segment, 40 sales representatives in the Asset Management segment, and 27 sales representatives in the Investments in New Business segment. These sales personnel operate from 18 offices located in Oaks, Pennsylvania; San Francisco and Irvine, California; Chicago, Illinois; Boston, Massachusetts; New York, New York; Dallas, Texas; Norcross, Georgia; Toronto, Ontario; Montreal, Quebec; Vancouver, British Columbia; Halifax, Nova Scotia; Zurich, Switzerland; Dublin, Ireland; Johannesburg, South Africa; Causeway Bay, Hong Kong; Buenos Aires, Argentina, and Mexico City, Mexico.

Customers
---------

We currently serve approximately 3,200 clients. For the year ended December 31, 1998, no single customer accounted for more than 10 percent of revenues in any industry segment.

Development of New Products and Services
----------------------------------------

     Software products

We believe that service to existing and potential customers is enhanced by substantial investment in improving existing software products and developing new products and services for the financial industry. To sustain and enhance our competitive position in the industry, we are committed to a continuous and high level of expenditures for research and development. We currently utilize 238 professionals dedicated to the design, development, and enhancement of our software products. New products are released when they are completed. The benefit to the client is frequent, more manageable releases. Maintenance releases generally occur four times each year.

During the year, we have continued to focus our product development efforts on the StrataQuest open architecture product line. StrataQuest allows clients to operate in a multi-platform environment using client/server installations. This open architecture facilitates the development of new applications, as well as expanding the upward functionality of our existing products to enhance their attractiveness to even the largest clients. Also, StrataQuest has positioned us for the installation of web based products. During 1998, we began to design our web-browser technology platform using open architecture as the interface to TRUST 3000. Clients will soon be able to access our services through the Internet which offers several advantages. First, Internet and web-browser technology dramatically alters the quality and responsiveness of information and services that can be offered to end investors. Our clients can enhance the relationships with their clients by using the web as a delivery mechanism. Second, the web offers a lower cost infrastructure for our clients to deploy services across professionals' desk-tops. Internet technology can allow clients to access services remotely from home or on the road. Finally, Internet technology gives clients far more flexibility and access from the desk-top to multiple sources of information.

We expended, including amounts capitalized, approximately $24,866,000 (6.8 percent of revenues) in 1998, $22,500,000 (7.7 percent of revenues) in 1997, and $26,254,000 (10.6 percent of revenues) in 1996 to design, develop, and modify existing or new products and services.

     Investment products

We are looking to capitalize on international growth opportunities in the investment management industry by expanding the distribution of investment products and services through asset management solutions for institutions and high-net-worth investors outside North America. Our strategy is designed to capitalize on two major trends in the global marketplace: (1) the privatization and globalization of pension funds, and (2) the increased wealth accumulation among high-net-worth investors. Our marketing efforts have focused on four main regions: Europe, East Asia, Latin America, and South Africa. In all four regions, the initial strategy is to team with local partners to establish name recognition and distribution channels for our products and services. Our global asset management group has made significant progress during the past three years, including the establishment of an offshore fund family in Ireland, the creation of a distribution network and the acquisition of investment advisory firms in Argentina and Mexico, a joint venture in Taiwan and Korea, and asset management contracts signed with European pension plans and several South African institutions.

     Year 2000

We began work on the Year 2000 issue in 1995 with management recognition that failure to acknowledge, analyze and remediate potential Year 2000 processing issues could result in material consequences to our clients and to the perpetuation of our own business. Through May 1997, we focused our Year 2000 efforts on an assessment of our TRUST 3000 product line. In mid-1997, we expanded our efforts to include a review of all proprietary systems, vendors, internally used systems, and any other item that could be affected by the Year 2000. A Corporate Year 2000 Committee reports regularly to the Board of Directors on the progress and status of the Year 2000 efforts.

The Corporate Year 2000 Committee is made up of representatives from every area of our business and is managed by a full time senior project manager. The Year 2000 program encompasses all system hardware and software, physical facilities, utilities, electronic equipment and communications, as well as all other ancillary purchased products and services. Our Year 2000 program process fully subscribes to the Federal Financial Institutions Examination Council (FFIEC) guidelines.

We continue to do everything possible to mitigate any potential risk resulting from the roll over to the Year 2000. However, there is the potential of experiencing minor to moderate system issues at the beginning of the Year 2000. In preparation for the century roll over, we will work closely with all clients to instruct them on maintaining all year-end 1999 data for recovery purposes. Current Year 2000 project expertise will remain dedicated to the Year 2000 program to be available to resolve all potential issues. We will budget funds into the Year 2000 to support potential problems.

Our contingency planning efforts have been focused on the most critical business functions and vary significantly based on the TRUST 3000 system and how it operates. The contingency strategy for our own proprietary products, which includes TRUST 3000, focuses on additional planned resources to react in the Year 2000. A plan exists to identify, correct and release Year 2000 related core and custom problems in the quickest fashion possible. Clients will be apprised of the plan and advised on appropriate data retention (See Assessment of Risks Associated with the Year 2000 in Management's Discussion and Analysis of Financial Condition and Results of Operations).

Regulatory Considerations
-------------------------

Our subsidiaries, SIDCO and SIMC, are subject to various federal and state laws and regulations that grant supervisory agencies, including the SEC, broad administrative powers. In the event of a failure to comply with such laws and regulations, the possible sanctions that may be imposed include the suspension of individual employees, limitations on SIDCO's or SIMC's engaging in business for specified periods of time, the revocation of SIDCO's or SIMC's registration as a broker-dealer or investment advisor, censures, and fines. SEI Trust is subject to laws and regulations imposed by state banking authorities. In the event of a failure to comply with these laws and regulations, limitations may be placed on the business of SEI Trust, or its license as a trust company may be revoked.

We offer investment products that are also subject to regulation by the SEC and state securities authorities, as well as non-U.S. regulatory authorities, where applicable. Existing or future regulations that affect these investment vehicles or their investment strategies could impair their investment performance and lead to a reduction in sales of such investment products. Directed brokerage payment arrangements offered by us are also subject to SEC and other federal regulatory authorities. Changes in the regulation of directed brokerage or soft dollar payment arrangements could affect sales of some services, primarily our brokerage and consulting services.

Bank clients are subject to supervision by federal and state banking authorities concerning the manner in which such clients purchase and receive our products and services. Plan sponsor clients are subject to supervision by the Department of Labor and compliance with employee benefit regulations. Investment advisor clients are regulated by the SEC and state securities authorities. Existing or future regulations applicable to our clients may affect such clients' purchase of our products and services.

Personnel
---------

At February 28, 1999, we had 1,211 full-time and 98 part-time employees. None of our employees are represented by a labor union. Management considers employee relations to be good.

ITEM 2. PROPERTIES.
        ----------

Our corporate headquarters are located in Oaks, Pennsylvania. The corporate campus consists of six buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompasses approximately 265,000 square feet. Our data center and warehouse facility is housed in an additional 70,000 square feet of leased space in Wayne, Pennsylvania. We also lease an additional 67,500 square feet of space in Wayne for our mutual funds operation. All other offices that we lease aggregate 43,000 square feet. Additionally, we own a New York City condominium (3,400 square feet) used for business purposes.

ITEM 3. LEGAL PROCEEDINGS.
        -----------------

There are no legal proceedings to which we are a party or to which any of our properties is subject which are expected to have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

Information with regard to our executive officers is contained in Item 10 hereof and is incorporated by reference to this Part I.

                                    PART II
                                    -------


ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS.
        ----------------------------------------------------------------------


Price Range of Common Stock:
---------------------------

SEI's common stock is traded in the NASDAQ National Market System under the symbol SEIC. The following table shows the range of closing sales prices on the NASDAQ National Market System for the periods indicated.

1998                          High                        Low
----                          ----                        ---
First Quarter                69                          37
Second Quarter               76                          61
Third Quarter                80 1/2                      59 5/16
Fourth Quarter              100 1/2                      50 1/4


1997                          High                        Low
----                          ----                        ---

First Quarter                25 3/4                      20
Second Quarter               24 3/8                      18 3/4
Third Quarter                33 1/2                      24
Fourth Quarter               44 1/2                      32 3/4


As of February 26, 1999, there were approximately 850 shareholders of record. The Board of Directors declared a $.16 dividend in May and December of 1998, and a $.14 dividend in May and December of 1997. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------
(In thousands, except per share data)

The following table summarizes selected financial data for the five years in the period ended December 31, 1998. The historical selected financial data for each of the five years in the period ended December 31, 1998 are derived from, and are qualified by reference to, the financial statements which are included with
Item 8 in this report. Such financial statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their reports. This data should be read in conjunction with the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

FOR THE YEAR                                                    1998         1997         1996        1995(A)      1994(A)
--------------------------------------------------------------------------------------------------------------------------
Revenues..................................................    $366,119     $292,749     $247,817     $225,964     $205,051
Expenses:
   Operating and development..............................     180,937      148,536      129,776      115,366      110,504
   Sales and marketing....................................     103,834       84,770       68,719       58,892       48,561
   General and administrative.............................      13,463       13,931       13,235       16,963       16,919
                                                              --------     --------     --------     --------     --------

Income from operations....................................      67,885       45,512       36,087       34,743       29,067
Gain on sale of investments available for sale............          --           --        1,097           --           --
Equity in the earnings of unconsolidated affiliate........       3,015           --           --           --           --
Interest income...........................................       1,558          983          808        1,019          407
Interest expense..........................................      (2,575)      (2,488)         (48)        (255)         (33)
                                                              --------     ---------    --------     --------     --------
Income from continuing operations
   before income taxes....................................      69,883       44,007       37,944       35,507       29,441
Income taxes..............................................      26,904       17,163       14,798       14,381       11,188
                                                              --------     --------     --------     --------     --------
Income from continuing operations.........................      42,979       26,844       23,146       21,126       18,253
Income (loss) from discontinued operations................          --           --           --       (1,942)         997
Income (loss) from disposal of
   discontinued operations................................         710           --      (16,335)          --           --
                                                              --------     --------     --------     --------     --------
Net income................................................    $ 43,689     $ 26,844     $  6,811     $ 19,184     $ 19,250
--------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share from
   continuing operations..................................    $   2.41     $   1.47     $   1.25     $   1.14     $    .97
Basic earnings (loss) per common share from
   discontinued operations................................         .04           --         (.88)        (.11)         .05
                                                              --------     --------     --------     --------     --------
Basic earnings per common share...........................    $   2.45     $   1.47     $    .37     $   1.03     $   1.02
Shares used to calculate basic earnings per
   common share...........................................      17,827       18,315       18,497       18,607       18,845
--------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share from
   continuing operations..................................    $   2.25     $   1.40     $   1.20     $   1.08     $    .91
Diluted earnings (loss) per common share from
   discontinued operations................................         .04           --         (.85)        (.10)         .05
                                                              --------     --------     --------     --------     --------
Diluted earnings per common share.........................    $   2.28     $   1.40     $    .35     $    .98     $    .96
Shares used to calculate diluted earnings per
   common share...........................................      19,126       19,236       19,364       19,554       20,101
--------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per common share..................    $    .32     $    .28     $    .24     $    .20     $    .16
--------------------------------------------------------------------------------------------------------------------------
Year-end Financial Position:
Cash and cash equivalents.................................    $ 52,980     $ 16,891     $ 13,167     $ 10,256     $ 20,232
Total assets..............................................    $208,772     $168,884     $141,041     $101,347     $ 91,148
Short-term borrowings.....................................    $     --     $     --     $ 20,000     $     --     $    --
Long-term debt (including short-term portion).............    $ 33,000     $ 35,000     $     --     $     --     $    --
Shareholders' equity......................................    $ 59,685     $ 46,410     $ 56,108     $ 56,002     $ 51,309
--------------------------------------------------------------------------------------------------------------------------

(A) Information for 1995 and 1994 has been reported to reflect the SEI Capital Resources Division and the SEI Defined Contribution Retirement Services Division as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS.
-------------
                     (In thousands, except per share data)

Management's discussion and analysis reviews the consolidated financial condition at December 31, 1998 and 1997, the consolidated results of operations for the past three years and, where appropriate, other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Selected Financial Data.

We are organized around our four business lines: Technology Services, Mutual Fund Services, Asset Management, and Investments in New Business. Financial information on each of these segments is reflected in Note 12 of the Notes to Consolidated Financial Statements included with Item 8 to this report.

RESULTS OF OPERATIONS
---------------------

1998 COMPARED WITH 1997

CONSOLIDATED OVERVIEW
---------------------

INCOME STATEMENT DATA
(In thousands, except per common share data)                                                      PERCENT
                                                                     1998             1997         CHANGE
                                                                     ----             ----         ------
Revenues:
   Technology Services Segment..................................   $164,648         $129,525         27%
   Mutual Fund Services Segment.................................     97,972           83,157         18%
   Asset Management Segment.....................................     90,056           61,871         46%
   Investments in New Business Segment..........................     13,443           14,439         (7%)
   Other........................................................         --            3,757       (100%)
                                                                   --------         --------
     Total revenues.............................................   $366,119         $292,749         25%

Operating Income (Loss):
   Technology Services Segment..................................   $ 49,170         $ 37,146         32%
   Mutual Fund Services Segment.................................     24,405           23,858          2%
   Asset Management Segment.....................................     18,091            3,281        451%
   Investments in New Business Segment..........................    (10,318)          (5,799)       (78%)
   Other........................................................    (13,463)         (12,974)        (4%)
                                                                   --------         --------
     Income from operations.....................................     67,885           45,512         49%

Other income (expense), net.....................................      1,998           (1,505)       233%
                                                                   --------         --------
Income from continuing operations
   before income taxes..........................................     69,883           44,007         59%

Income taxes....................................................     26,904           17,163         57%
                                                                   --------         --------
Income from continuing operations...............................   $ 42,979         $ 26,844         60%
                                                                   ========         ========

Diluted earnings per common share
   from continuing operations...................................   $   2.25         $   1.40         61%
                                                                   ========         ========

ASSET BALANCES
(In millions)
                                                                      As of December 31,          PERCENT
                                                                      ------------------
                                                                      1998            1997         CHANGE
                                                                      ----            ----         ------
Assets invested in liquidity funds..............................   $ 19,971         $ 17,950         11%
Assets invested in non-liquidity mutual funds...................     24,994           14,347         74%
                                                                   --------         --------
   Assets under management......................................     44,965           32,297         39%

Client proprietary assets under administration..................    133,407           83,419         60%
                                                                   --------         --------
   Assets under administration..................................   $178,372         $115,716         54%
                                                                   ========         ========

Revenues and earnings from continuing operations reached record levels in 1998 primarily due to the contracting of new trust technology clients, the recognition of a substantial one-time buyout fee, and significant growth in fund balances. Although consolidated revenues in 1998 were affected by the recognition of significant one-time items, recurring revenues constitute approximately 81 percent of total revenues. Technology Services and Asset Management experienced significant increases in business activity beginning in late 1997 and extending into 1998. The inclusion of significant one-time charges and increased investments in several product lines curtailed earnings growth in 1998. Excluding the one-time buyout fee and one-time charges, revenue growth would have approximated 21 percent and earnings growth would have approximated 37 percent. Revenues and earnings are expected to increase in 1999 assuming the sales momentum in Asset Management can be sustained and once the new trust technology clients are successfully implemented. However, continued consolidation in the banking industry and a prolonged unfavorable change in the financial markets could impede growth in revenues and earnings.

The effective tax rate from continuing operations was 38.5 percent for 1998, as compared to 39.0 percent for 1997. Income taxes are accounted for pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (See Note 1 and Note 11 of the Notes to Consolidated Financial Statements).

Assets under management consist of total assets invested in our liquidity (money market and short-term mutual funds) and non-liquidity mutual funds (Family of Funds) for which we provide management services. Assets under administration consist of total assets for which we provide management and administration services, including client proprietary fund balances for which we only provide administration services.

TECHNOLOGY SERVICES
-------------------

The Technology Services segment provides trust and investment accounting and management information services as an outsourcer to banks and other financial institutions with our TRUST 3000 product line. TRUST 3000 incorporates a myriad of integrated products and sub-systems to provide a complete trust accounting and investment system.

Trust operations outsourcing incorporates the TRUST 3000 product line within a package of services that includes custody and other back-office capabilities. Through this business, we handle a trust department's back-office administration function. This allows trust department managers to concentrate on expanding and servicing their clients.

                                                                            DOLLAR        PERCENT
                                              1998           1997           CHANGE        CHANGE
                                              ----           ----           ------        ------
Revenues:
Trust technology services................   $148,583       $119,378        $29,205          24%
Trust operations outsourcing.............     16,065         10,147          5,918          58%
                                            --------       --------        -------
     Total revenues......................    164,648        129,525         35,123          27%

Expenses:
Operating and development................     87,284         67,973         19,311          28%
Sales and marketing......................     28,194         24,406          3,788          16%
                                            --------       --------        -------

     Total operating profits.............   $ 49,170       $ 37,146        $12,024          32%
                                            ========       ========        =======

Trust technology services revenues consists of the monthly processing and software application fees from the TRUST 3000 product line, project fees associated with the conversion of new clients onto the TRUST 3000 product line, management fees for assets invested in our liquidity funds from bank clients, and bank-related brokerage services. A significant one-time contractual buyout fee from a client involved in an acquisition increased revenues in 1998. New trust technology client relationships established in 1997 favorably affected recurring processing fees by an incremental $9.3 million and nonrecurring implementation fees by an incremental $6.0 million in 1998. Conversely, when a client prematurely terminates its contract for processing services, recurring processing fees are negatively affected in future periods and a one-time contractual buyout fee is received. Buyout fees are recognized in income when the client is completely removed from the TRUST 3000 product line. As a result of lost trust technology clients in 1998, $15.0 million in one-time contractual buyout fees were recognized and recurring processing fees decreased $7.0 million. Revenues earned from bank clients utilizing our liquidity products and brokerage services increased 22 percent or $3.8 million, but only accounts for approximately 16 percent of total trust technology services revenues recognized in 1998 and 1997. The recurring processing fee base is projected to increase as these new trust technology clients are successfully implemented onto the TRUST 3000 product line by mid-1999. Consolidations in the banking industry could provide additional opportunities or could negatively affect future revenues depending on its effect on our trust technology client base.

Trust operations outsourcing revenues experienced another year of strong growth. Revenues are derived from processing and management fees. Revenues earned from processing services accounts for approximately 60 percent in 1998 and 55 percent in 1997 of total trust operations outsourcing revenues, while custody and investment solutions comprise the remaining 40 percent in 1998 and 45 percent in 1997. Assets under custody were $38.8 billion at December 31, 1998 and $24.8 billion at December 31, 1997. New client relationships established in 1998 provided significant growth in this business.

Although revenues from this segment increased 27 percent and operating profits increased 32 percent during 1998, profit margin only increased slightly to 30 percent for 1998, as compared to 29 percent for 1997. The contracting of new clients and the recognition of a substantial one-time buyout fee increased operating profits in 1998. However, increases in operating expenses to maintain these new client relationships and a one-time write-off of capitalized software development costs negatively affected operating profits in 1998. As a percentage of sales, operating and development expenses increased slightly to 53 percent from 52 percent and sales and marketing expenses decreased slightly to 17 percent from 19 percent.

Operating and development expenses in 1998 increased mainly due to increased business activity, a stronger commitment to enhancing products, the write-off of previously capitalized software development costs, and the direct correlation between bank-related brokerage services revenues and direct expenses. The contracting of new clients required additional personnel and other related operating costs in order to properly implement, service, and maintain these new relationships. Additionally, substantial investments were incurred to analyze and improve the implementation process for new clients. These investments included process redesign and infrastructure reinvention.

Operating and development expenses were significantly affected in 1998 due to several factors associated with software development costs. First, each year, we evaluate strategies for new and existing software products, as well as performing a recoverability assessment of software development projects currently in production. The recoverability assessment included an evaluation of expected future revenues and cash flows, acceptability of the software product in its target market, a cost-benefit analysis as to the delivery and support of the software product, and any technological advancements that could enhance or render the product obsolete. As a result, certain projects were considered either obsolete or incapable of achieving the expected results in their original design and approximately $4.8 million of net software development costs previously capitalized were written off during the fourth quarter of 1998. Second, in order to keep a competitive edge, substantial investments in research and development costs for the TRUST 3000 product line were incurred during 1998. Finally, with the completion and subsequent release of several capitalized software development projects, amortization expense increased during 1998.

Operating profits are expected to increase in 1999. This expectation is based upon the fact that several new trust technology clients are near completion of the implementation process, which should more than offset any negative effect on operating profits from lost clients. Once these clients are successfully implemented, recurring processing fees are expected to increase without any significant corresponding increase in variable costs. Also, operating profits should be favorably affected if sales momentum of the trust operations outsourcing product continues. Consolidations in the banking industry could affect future operating profits depending on how our clients are affected.

MUTUAL FUND SERVICES
--------------------

The Mutual Fund Services segment provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. These services include fund administration and accounting, legal, shareholder recordkeeping, and marketing.

                                                                           DOLLAR      PERCENT
                                              1998           1997          CHANGE      CHANGE
                                              ----           ----          ------      ------
Total revenues...........................   $97,972        $83,157        $14,815        18%

Expenses:
Operating and development................    55,897         44,173         11,724        27%
Sales and marketing......................    17,670         15,126          2,544        17%
                                            -------        -------        -------

     Total operating profits.............   $24,405        $23,858        $   547         2%
                                            =======        =======        =======

Mutual fund services revenues are earned through administrative fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of the proprietary funds. The amount of basis points earned is specific to each proprietary fund complex and can vary among complexes. The increase in revenues was primarily fueled by growth in existing complexes and the conversion of a large bank complex in 1998. Average proprietary fund balances increased $27.1 billion or 37 percent to $100.4 billion for 1998 versus $73.3 billion for 1997. Growth in average proprietary fund balances resulted from banks being able to successfully convince their customers to invest assets into bank sponsored mutual funds. Average basis points earned decreased in 1998 primarily due to a reduction in pricing for some larger clients in order to solidify long-term relationships and the loss of some higher margin relationships. However, the outlook for mutual fund services revenues remains optimistic. Increased emphasis in the non-bank and offshore markets has produced some positive results. Some recent successes achieved in the non-bank and offshore markets included: the signing of a large non-bank client in mid-1998 that will fund approximately $7 billion in assets by early 1999, and increased business activity offshore.

Although revenues increased 18 percent, operating profits only increased 2 percent. Profit margin in 1998 decreased to 25 percent, as compared to 29 percent for 1997. A significant increase in operating and development expenses negatively affected operating profits in 1998. As a percentage of sales, operating and development expenses increased to 57 percent from 53 percent. Two primary factors contributed to this increase. There is a direct correlation between revenues and certain direct expenses. The increase in revenues during 1998 generated an incremental $7.0 million in direct proprietary expenses.
Also, with the increased business activity and emphasis on other markets, back-office operational costs increased, in order to maintain quality service for existing clients and to establish distribution channels and name recognition internationally. As a percentage of sales, sales and marketing expenses remained flat at 18 percent for 1998 and 1997.

The combination of reduced pricing for some larger clients, the loss of some higher margin relationships, and increased operating costs decreased profit margin in 1998. Profit margin is expected to remain relatively flat in 1999. Expanding services into the non-bank and offshore markets could produce additional opportunities. However, continued consolidations in the banking industry and a significant prolonged unfavorable change in the financial markets could negatively affect revenues and profits.

ASSET MANAGEMENT
----------------

The Asset Management segment provides investment solutions through various investment products and services distributed directly or through professional investment advisors, financial planners, and other financial intermediaries to institutional or high-net-worth markets. The primary products offered include money market funds and investment strategies and portfolios delivered to these markets through mutual funds and other pooled vehicles.

                                                                             DOLLAR        PERCENT
                                              1998            1997           CHANGE         CHANGE
                                              ----            ----           ------         ------
Revenues:
Investment management fees...............   $75,669         $51,188         $24,481            48%
Liquidity management fees................    14,387          10,683           3,704            35%
                                            -------         -------         -------
     Total revenues......................    90,056          61,871          28,185            46%

Expenses:
Operating and development................    27,460          25,488           1,972             8%
Sales and marketing......................    44,505          33,102          11,403            34%
                                            -------         -------         -------

     Total operating profits.............   $18,091         $ 3,281         $14,810           451%
                                            =======         =======         =======

Investment management fees are earned through management fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of assets under management. Substantial increases in average assets under management generated the 48 percent increase in revenues. Average assets under management increased $5.1 billion or 53 percent to $14.7 billion during 1998, as compared to $9.6 billion during 1997. Investment solutions offered to high-net-worth investors through registered investment advisors, financial planners, and other financial intermediaries produced strong sales gains during 1998. These gains result from a unique product that allows the investment advisor to dedicate more effort to increasing assets rather than administering record-keeping and processing tasks. Additionally, many new institutional clients were contracted for services in 1998. The sales momentum established in the registered investment advisors market is projected to continue.

Liquidity management fees consist of our money market, short-term mutual funds and cash sweep technology that are marketed to corporations and investment firms. The 35 percent increase in liquidity management fees was mainly driven by an increase in average assets under management and increased sales of the cash sweep technology product.

The Asset Management segment experienced a significant increase in operating profits primarily due to growth in assets under management. Profit margin in 1998 also improved substantially. Profit margin rose to 20 percent for 1998, as compared to 5 percent for 1997. As a percentage of sales, operating and development expenses decreased to 31 percent from 41 percent and sales and marketing expenses decreased to 49 percent from 54 percent. Our ability to leverage on our infrastructure resulted in improved margins as revenues increased with minimal incremental variable operating costs. With the increased sales momentum and the ability to leverage on our infrastructure, this segment is expected to produce favorable operating results in 1999. However, any significant devaluation in the financial markets could negatively affect revenues and profits.

INVESTMENTS IN NEW BUSINESS
---------------------------

Investments in New Business consist of our Canadian and international operations. Products being offered in Canada include investment advisory, performance evaluation and other consulting services to Canadian pension plans. International operations consist of various investment products and services providing investment solutions to institutional and high-net-worth investors outside North America.

                                                                             DOLLAR          PERCENT
                                               1998            1997          CHANGE          CHANGE
                                               ----            ----          ------          ------
Total revenues...........................    $ 13,443         $14,439        $  (996)            (7%)

Expenses:
Operating and development................      10,296           8,102          2,194             27%
Sales and marketing......................      13,465          12,136          1,329             11%
                                             --------         -------        -------

     Total operating losses..............    $(10,318)        $(5,799)       $(4,519)           (78%)
                                             =========        ========       =======

Our Canadian operations are experiencing a transition in product demand. The performance evaluation and consulting business experienced another year where client terminations exceeded new client contracting. The investment advisory business in Canada is gaining momentum as evidenced by revenues and assets under management increasing in 1998. As a percentage of total segment revenues, the performance evaluation and consulting business accounted for approximately 57 percent in 1998, as compared to 62 percent in 1997, and the investment advisory business accounted for approximately 19 percent in 1998, as compared to only 8 percent in 1997.

Our offshore enterprises are looking to capitalize on international growth opportunities by creating distribution channels for our investment products and services outside North America. Our efforts are currently focused on four main regions: Europe, East Asia, Latin America, and South Africa. As a percentage of total segment revenues, these offshore enterprises accounted for approximately 22 percent in 1998, as compared to 16 percent in 1997. Revenues from any one region were immaterial as a percentage of total segment revenues.

Operating results were affected by substantial investments made in foreign markets. Our strategy is to team with local partners to establish name recognition and distribution channels for our investment products and services. Additionally, operating results were negatively affected by $2.7 million associated with the write-off of customer lists from a foreign acquisition (See
Note 5 of the Notes to Consolidated Financial Statements). Continued investment into offshore arenas will remain the primary focus for this business segment.

OTHER
-----

In 1994, we found a partnership, LSV Asset Management ("LSV"), with three leading academics in the field of finance. Our interest in LSV at that time was 51 percent. LSV is a registered investment advisor which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the investment sub-advisor to a portion of SEI Large Cap Value Fund and SEI Small Cap Value Fund, as well as portfolio manager to a portion of our global investment products. In 1997, LSV was consolidated into our operating results. LSV reported $3,757 in total revenues and operating profits of $957.

Beginning in the first quarter of 1998, our interest in LSV was reduced from 51 percent to approximately 45 percent. As a result, LSV must be accounted for using the equity method of accounting. The vested interest in the net operating results of LSV for 1998 is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations. Our interest in LSV's net earnings for 1998 was $3,015.

General and administrative expenses decreased 3 percent to $13,463 for the year ended December 31, 1998 from $13,931 for the year ended December 31, 1997. As a percentage of total consolidated revenues, general and administrative expenses were 4 percent in 1998, as compared to 5 percent in 1997. The decrease in general and administrative expenses is primarily due to a reduction in personnel costs in corporate overhead groups.

Interest income for the year ended December 31, 1998 was $1,558, as compared to $983 for the year ended December 31, 1997. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for the year ended December 31, 1998 was $2,575, as compared to $2,488 for the year ended December 31, 1997. Interest expense primarily relates to the issuance of long-term debt in early 1997 (See Note 7 of the Notes to Consolidated Financial Statements).

1997 COMPARED WITH 1996


INCOME STATEMENT DATA
(In thousands, except per common share data)                                                         PERCENT
                                                           1997                  1996                CHANGE
                                                           ----                  ----                ------
Revenues:
   Technology Services Segment........................   $129,525              $128,025                  1%
   Mutual Fund Services Segment.......................     83,157                62,874                 32%
   Asset Management Segment...........................     61,871                46,184                 34%
   Investments in New Business Segment................     14,439                10,354                 39%
   Other..............................................      3,757                   380                889%
                                                         --------              --------
     Total revenues...................................   $292,749              $247,817                 18%

Operating Income (Loss):
   Technology Services Segment........................   $ 37,146              $ 43,309                (14%)
   Mutual Fund Services Segment.......................     23,858                15,874                 50%
   Asset Management Segment...........................      3,281                (2,971)               210%
   Investments in New Business Segment................     (5,799)               (6,559)                12%
   Other..............................................    (12,974)              (13,566)                 4%
                                                         --------              --------
     Income from operations...........................     45,512                36,087                 26%

Other income (expense), net...........................     (1,505)                1,857               (181%)
                                                         --------              --------
Income from continuing operations
   before income taxes................................     44,007                37,944                 16%

Income taxes..........................................     17,163                14,798                 16%
                                                         --------              --------
Income from continuing operations.....................   $ 26,844              $ 23,146                 16%
                                                         ========              ========

Diluted earnings per common share
   from continuing operations.........................   $   1.40              $   1.20                 17%
                                                         ========              ========

ASSET BALANCES
(In millions)
                                                               As of December 31,                    PERCENT
                                                               ------------------
                                                           1997                 1996                 CHANGE
                                                           ----                 ----                 ------
Assets invested in liquidity funds....................   $ 17,950              $ 14,732                 22%
Assets invested in non-liquidity funds................   $ 14,347              $  9,050                 59%
                                                         --------              --------
   Assets under management............................   $ 32,297              $ 23,782                 36%

Client proprietary assets under administration........   $ 83,419              $ 61,380                 36%
                                                         --------              --------
   Assets under administration........................   $115,716              $ 85,162                 36%
                                                         ========              ========


Revenues and earnings from continuing operations increased in 1997 primarily due to strong growth in the Mutual Fund Services and Asset Management segments. The growth in these two segments was primarily fueled by significant growth in fund balances. However, the growth in revenues was partially offset by the recognition of substantial one-time trust technology services revenues in 1996 due to bank clients involved in mergers and acquisitions. Also in 1996, a $1.1 million one-time realized gain, or $.03 diluted earnings per common share, was realized from the sale of an investment.

The effective tax rate from continuing operations was 39.0 percent for 1997 and 1996. Income taxes are accounted for pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (See Note 1 and Note 11 of the Notes to Consolidated Financial Statements).

TECHNOLOGY SERVICES
-------------------

                                                                           DOLLAR        PERCENT
                                             1997            1996          CHANGE        CHANGE
                                             ----            ----          ------        ------
Revenues:
Trust technology services................   $119,378        $123,782       $(4,404)         (4%)
Trust operations outsourcing.............     10,147           4,243         5,904         139%
                                            --------        --------       -------
     Total revenues......................    129,525         128,025         1,500           1%

Expenses:
Operating and development................     67,973          62,746         5,227           8%
Sales and marketing......................     24,406          21,970         2,436          11%
                                            --------        --------       -------

     Total operating profits.............   $ 37,146        $ 43,309       $(6,163)        (14%)
                                            ========        ========       =======

The comparison of trust technology services revenues were affected by the recognition of significant one-time contractual buyout fees in 1996. An incremental $4.5 million of one-time buyout fees were recognized in 1996, as compared to 1997, associated with trust clients that terminated their relationships. When a client terminates its contract for processing services, recurring processing fees are negatively affected in future periods. As a result, recurring processing fees in 1997 decreased approximately $4.8 million associated with these lost clients. However, an incremental $2.2 million in one-time implementation fees were recognized in 1997 due to the contracting of new trust technology clients and the expansion of services to existing bank clients involved in mergers and acquisitions. Revenues earned from liquidity products and bank-related brokerage services increased 17 percent or $2.9 million, but only accounts for approximately 16 percent of total trust technology services revenues in 1997 and 13 percent in 1996.

Trust operations outsourcing experienced significant growth in 1997 primarily due to the establishment of new client relationships, including some larger banks. Revenues earned from processing services were 55 percent in 1997 and 36 percent in 1996, while custody and investment solutions were 45 percent in 1997 and 64 percent in 1996. Assets under custody were $24.8 billion at December 31, 1997 and $16.8 billion at December 31, 1996. The transition between processing and investment solutions was due to an increase in new clients contracting for processing services during 1997.

Operating profits and profit margin decreased in 1997. Profit margin for 1997 was 29 percent, as compared to 34 percent for 1996. Operating profits in 1996 were boosted by the recognition of a substantial one-time contractual buyout fee received from a client involved in an acquisition. Profit margin in 1997 was affected by a rise in expenses associated with the contracting of new clients and additional amortization expense of capitalized software development projects. As a percentage of sales, operating and development expenses increased to 52 percent from 49 percent and sales and marketing expenses increased to 19 percent from 17 percent.

Operating and development expenses increased during 1997 primarily due to additional operating costs associated with the contracting of new trust operations outsourcing clients and software development costs. The contracting of new trust operations outsourcing clients required additional personnel and other operating costs to properly service and maintain the relationship. Significant resources were expended to enhance the trust technology product line, primarily through the open architecture project, as well as a concentrated effort to address the Year 2000 issue. Amortization expense for software development costs previously capitalized increased in 1997.

Sales and marketing expenses increased primarily due to additional personnel and promotion costs. Personnel costs increased as a result of additional sales compensation associated with the contracting of new trust technology clients in 1997. The increase in promotion costs resulted from additional sponsored marketing events during 1997.

MUTUAL FUND SERVICES
--------------------

                                                                          DOLLAR        PERCENT
                                            1997            1996          CHANGE         CHANGE
                                            ----            ----          ------         ------
Total revenues..........................   $83,157         $62,874        $20,283            32%

Expenses:
Operating and development...............    44,173          36,255          7,918            22%
Sales and marketing.....................    15,126          10,745          4,381            41%
                                           -------         -------        -------

     Total operating profits............   $23,858         $15,874        $ 7,984            50%
                                           =======         =======        =======

Mutual fund services revenues reported another year of strong growth primarily fueled by the increase in average proprietary fund balances over the past year. Average proprietary fund balances increased $22.9 billion or 45 percent from $50.4 billion during 1996 to $73.3 billion during 1997. Average basis points earned on proprietary funds decreased primarily due to a new contract established with one of our largest non-bank proprietary clients in mid-1996 that reduced the amount of revenues earned from that complex. This decrease in administrative fees earned was offset by an equal reduction in direct proprietary fund expenses. The growth in proprietary fund balances was mainly fueled by growth in existing proprietary fund complexes. This growth in existing complexes was primarily the result of banks becoming more successful at selling mutual funds and the favorable stock market environment. Additionally, proprietary fund balances were affected by regulatory changes in 1996 that permit the transfer of common trust assets into proprietary mutual funds on a tax-free basis.

Operating profits and profit margin in 1997 increased primarily due to a significant increase in proprietary fund balances. Profit margin was 29 percent for 1997 and 25 percent in 1996. As a percentage of sales, operating and development expenses decreased to 53 percent from 58 percent and sales and marketing expenses remained relatively flat. The decrease in operating and development expenses, as a percentage of sales, was due to administrative costs remaining relatively flat from year to year.

ASSET MANAGEMENT
----------------

                                                                          DOLLAR        PERCENT
                                              1997           1996         CHANGE         CHANGE
                                              ----           ----         ------         ------
Revenues:
Investment management fees...............    $51,188       $37,543        $13,645            36%
Liquidity management fees................     10,683         8,641          2,042            24%
                                             -------       -------        -------
     Total revenues......................     61,871        46,184         15,687            34%

Expenses:
Operating and development................     25,488        25,438             50            --
Sales and marketing......................     33,102        23,717          9,385            40%
                                             -------       -------        -------

     Total operating profits.............    $ 3,281       $(2,971)       $ 6,252           210%
                                             =======       =======        =======

Investment management fees increased 36 percent from the prior-year period due to an increase in average fund balances. Average assets under management increased $3.2 billion to $9.6 billion for 1997, as compared to $6.4 billion for 1996, an increase of 50 percent. This increase in average fund balances was primarily the result of increased sales of our Family of Funds to high-net-worth individuals through various registered investment advisors, financial planners, and other financial intermediaries, as well as an increase in sales of our asset management programs to institutional investors during 1997. Additionally, average basis points earned increased slightly during 1997.

The 24 percent increase in liquidity management fees was mainly driven by an increase in average assets under management in liquidity products. However, average basis points earned decreased slightly in 1997 due to clients transferring funds into lower-fee liquidity products. Additionally, the increase in revenues was slightly influenced by growth in our cash sweep services to smaller banks.

The increase in operating profits and margin was primarily due to significant growth in assets under management that generated a substantial increase in revenues without a corresponding increase in variable costs. Profit margin increased to 5 percent for 1997, as compared to a negative 6 percent in 1996. As a percentage of sales, operating and development expenses decreased to 41 percent from 55 percent. This decrease is due to our ability to leverage on our infrastructure without incurring significant additional operating costs. As a percentage of sales, sales and marketing expenses increased to 54 percent from 51 percent. This increase is due to additional personnel costs, primarily sales compensation, and promotion costs for a television advertising campaign.

INVESTMENTS IN NEW BUSINESS
---------------------------

                                                                             DOLLAR         PERCENT
                                              1997          1996             CHANGE         CHANGE
                                              ----          ----             ------         ------
Total revenues...........................   $14,439        $10,354          $4,085            39%

Expenses:
Operating and development................     8,102          4,626           3,476            75%
Sales and marketing......................    12,136         12,287            (151)           (1%)
                                            -------        -------          ------

     Total operating profits.............   $(5,799)       $(6,559)         $  760            12%
                                            =======        =======          ======

Revenues increased 39 percent primarily due to an increase in assets under management. The increase in assets under management primarily stemmed from an acquisition that was done in late 1996. Additionally, the investment advisory business in Canada experienced significant increases in assets under management.

We continued our strategy to establish name recognition and distribution channels in foreign markets. As a result, significant expenditures were incurred.


OTHER
-----

In 1994, we formed a partnership, LSV, with three leading academics in the field of finance. Our interest in LSV was 51 percent during 1996 and 1997 and was consolidated into our operating results. LSV reported $3,757 in total revenues during 1997, as compared to $380 during 1996. Operating profits from LSV were $957 in 1997, as compared to operating losses of $331 in 1996.

General and administrative expenses increased 5 percent to $13,931 for the year ended December 31, 1997 from $13,235 for the year ended December 31, 1996. The increase in general and administrative expenses is primarily due to increases in facilities and corporate overhead expenses. As a percentage of total consolidated revenues, general and administrative expenses were 5 percent in 1997 and 1996.

Gain on sale of investments available for sale in 1996 was $1,097. The realized gain is the result of the disposition of certain marketable securities classified as Investments available for sale at an amount greater than original cost.

Interest income for the year ended December 31, 1997 was $983, as compared to $808 for the year ended December 31, 1996. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for the year ended December 31, 1997 was $2,488, as compared to $48 for the year ended December 31, 1996. Interest expense in 1997 primarily relates to the issuance of long-term debt in early 1997 (See Note 7 of the Notes to Consolidated Financial Statements). All interest costs associated with borrowings under the line of credit in 1996 were capitalized as it related to the construction of our corporate campus.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                                                                 1998           1997            1996
                                                                 ----           ----            ----
Net cash provided by operating activities.................    $ 99,869        $ 46,537        $ 30,547
Net cash used in investing activities.....................     (31,702)        (21,854)        (41,930)
Net cash provided by (used in) financing activities.......     (32,078)        (20,959)         14,294
                                                              --------        --------        --------
Net increase in cash and cash equivalents.................      36,089           3,724           2,911

Cash and cash equivalents, beginning of year..............      16,891          13,167          10,256
                                                              --------        --------        --------
Cash and cash equivalents, end of year....................    $ 52,980        $ 16,891        $ 13,167
                                                              ========        ========        ========

Cash requirements and liquidity needs are primarily funded through operations and our capacity for additional borrowing. We currently have a line of credit agreement that provides for borrowings of up to $50,000. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement (See Note 6 of the Notes to Consolidated Financial Statements).
At December 31, 1998, the unused sources of liquidity consisted of cash and cash equivalents of $52,980 and the unused portion of the line of credit of $50,000.

Cash flow generated from operations in 1998 primarily resulted from an increase in income, increased receivables collections, and an increase in accrued compensation and various accrued liabilities. The increase in accrued compensation and various accrued liabilities resulted from increased business activity during 1998. Accrued compensation is paid annually in the first quarter of the following year. Cash flow provided by operations in 1997 was negatively affected by an increase in receivables. As a result of the contracting of new trust clients in 1997, a substantial increase in unbilled receivables relating to implementation fees was experienced. This increase in unbilled receivables results from timing differences between services provided and contractual billing schedules.

Cash flows provided by operations were also affected by several other factors. Receivables from regulated investment companies increased in 1998 and 1997 primarily due to an increase in assets under management. These balances are paid off in the following month. In 1998 and 1997, cash flows from operations were favorably affected by the sales of loans classified as Loans receivable available for sale, whereas, cash flows from operations in 1996 were negatively affected by the purchase of these loans.

Cash flows from investing activities are principally affected by capital expenditures, including capitalized software development costs. Capital expenditures included significant costs associated with the construction and subsequent expansion of our corporate campus. Construction of the corporate campus began in late 1994 and was completed in late 1996. Construction of an additional building within the corporate campus began in early 1998 and was completed in early 1999. As of February 28, 1999, $5,751 has been spent on the new building and we expect the total cost to be approximately $6,300. Capitalized software development costs in 1998, 1997, and 1996 primarily result from continued investments in the TRUST 3000 product line, especially the open architecture project and a concentrated effort to address Year 2000 compliance issues. In 1996, $5,536 in net proceeds were received from the sale of marketable securities classified as Investments available for sale.

Cash flows from financing activities are primarily affected by debt and equity transactions. On February 24, 1997, we issued $35,000 of medium-term notes in a private offering with certain financial institutions. The proceeds were used to repay the outstanding balance on our line of credit at that date, which amounted to $30,000. Principal payments are made annually from the date of issuance while interest payments are made semi-annually (See Note 7 of the Notes to Consolidated Financial Statements). we continued our common stock repurchase program. Approximately 867,000 shares of our common stock were acquired at a cost of $55,156 during 1998 pursuant to an open market stock purchase authorization of $298,365 made by the Board of Directors. As of February 28, 1999, SEI still had $28,056 remaining authorized for the purchase of our common stock. Proceeds received from the issuance of common stock, including tax benefit, rose substantially in 1998 primarily due to increased stock option activity and the rapid increase in our common stock share price.

Our operating cash flow, borrowing capacity, and liquidity should provide adequate funds for continuing operations, continued investment in new products and equipment, our common stock repurchase program, future dividend payments, and principal and interest payments on our long-term debt.

DISCONTINUED OPERATIONS
-----------------------

In May 1995, the Board of Directors approved a plan of disposal for the SEI Capital Resources Division ("CR") and the SEI Defined Contribution Retirement Services Division ("DC"). CR provided investment performance evaluation services, consulting services, and brokerage services to employee benefit plan sponsors and investment advisors in the United States. CR was sold to a private investment firm on December 31, 1997. DC provided administrative and processing services, recordkeeping services, and employee retirement planning materials for use by defined contribution plans. The transfer of DC's operations to the acquiring firm was completed in 1996.

Discontinued operations for the year ended December 31, 1997 had revenues of $25,675 and pre-tax losses of $3,294, as compared to revenues of $32,940 and pre-tax losses of $6,170 for the year ended December 31, 1996. The 1997 losses were charged against the provision established for the disposal of discontinued operations and is reflected in Accrued discontinued operations disposal costs on the accompanying Consolidated Balance Sheets (See Note 2 of the Notes to Consolidated Financial Statements).

A provision for the disposal of CR and DC was established in the fourth quarter of 1996 that included certain estimates relating to future commitments on certain operating leases utilized by CR. These estimates were based upon certain assumptions relating to the sub-leasing of these facilities. In 1998, these sub-lease arrangements were finalized. As a result, the original discontinued operations provision was overstated and accordingly was reduced by $1,154,000, net of tax expense of $444,000, and is reflected in Income from disposal of discontinued operations on the Consolidated Statements of Operations.

ASSESSMENT OF RISKS ASSOCIATED WITH THE YEAR 2000
-------------------------------------------------

BACKGROUND

We began work on the Year 2000 issue in 1995 with management recognition that failure to acknowledge, analyze and remediate potential Year 2000 processing issues could result in material consequences to our financial position and operating results. Through early 1997, we focused our efforts on an assessment of our TRUST 3000 product line and by mid-1997, we expanded our efforts to include a review of all proprietary systems, vendors, internally used systems, and any other item that may be affected by the Year 2000. A corporate Year 2000 committee was formed consisting of representatives from every area of our business and is managed by a full time senior project manager. This committee reports regularly to the Board of Directors on the progress and status of our Year 2000 efforts. The Year 2000 program encompasses all system hardware and software, physical facilities, utilities, electronic equipment and communications, as well as all other ancillary purchased products and services. Our Year 2000 program fully subscribes to the Federal Financial Institutions Examination Council ("FFIEC") guidelines.

STATE OF READINESS

In accordance with FFIEC guidelines, Year 2000 remediation and time dimensional testing for all proprietary applications, including TRUST 3000, was completed. The final release of TRUST 3000 Year 2000 remediated code was released into production in late 1998. All TRUST 3000 clients have been provided with the opportunity to review the actual Year 2000 test scripts and test results and/or conduct their own time dimensional testing.

With the completion of remediation and testing of all proprietary systems, we proceeded with vendor testing. A corporate intranet database was established to track and evaluate the compliance status of all vendors and their products.
Each vendor product within this database has been assigned to a specific coordinator who is responsible for communications and certification of vendor products. The vendor products have been evaluated using the following criterion to establish the vendor relationship:

  Business Risk - Products importance to mission-critical functionality Failure Risk - Likelihood of vendor achieving or not achieving Year 2000 compliance on time
  Compliance Code - Based on communications from vendor and/or test results.

As of early 1999, approximately 42 percent of vendor products had been certified as Year 2000 compliant within FFIEC guidelines. The remaining 58 percent are on target to be fully compliant by mid-1999.

All systems in use for internal business purposes, including, but not limited to, network, accounting, communications and power supply, have been tested or are in the process of being modified for Year 2000 compliance. Internal use systems requiring modifications will be mitigated through enhancements to existing software and hardware or conversions to new software and hardware.

COSTS TO ADDRESS YEAR 2000 ISSUES

The cost of Year 2000 remediation and testing of the TRUST 3000 product line is projected to be $10 million. Through December 31, 1998, approximately $6.3 million has been spent, of which approximately $4.5 million has been capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" (See
Note 1 of the Notes to Consolidated Financial Statements). Additional spending of $1.7 million is projected for 1999 and approximately $2.0 million is estimated for contingency plans in the Year 2000. The spending dedicated to the TRUST 3000 product line represents the material costs incurred to achieve Year 2000 compliance. All Year 2000 compliance costs for all other proprietary systems, including those used for internal business purposes, were expensed as incurred or capitalized if new software or hardware was purchased. These costs were immaterial. Any future costs incurred associated with ancillary systems or equipment is not expected to be material. No planned development projects were delayed or cancelled as a result of Year 2000 compliance efforts.

RISKS OF THE YEAR 2000 ISSUES

Every effort has been made to mitigate any potential risk resulting from the roll over to the Year 2000. However, we believe that despite all of our best efforts, there still exists the potential of experiencing minor to moderate system issues at the beginning of the Year 2000. In anticipation of these risks, we are planning the following actions:

       1.) Work closely with all clients to instruct them on maintaining all
           1999 year-end data for recovery purposes.
       2.) Current Year 2000 project expertise will remain dedicated to the Year
           2000 program to be available to resolve potential issues.
       3.) Budget funds into the Year 2000 to support potential issues.
       4.) All future product releases will be analyzed for potential date related changes. If such a change is identified as having an impact to our Year 2000 certification, tests will be performed to re-certify the modified code.
       5.) To reconfirm the TRUST 3000 product line as Year 2000 compliant, a full re-certification of compliance will be conducted in the third quarter of 1999.

As part of our Corporate Year 2000 due diligence, all of our insurance programs were reviewed with regard to the Year 2000. There are no specific Year 2000 exclusions in any of our policies. In addition, we have reviewed and will continue to review the status of our Year 2000 program efforts with our insurance carriers.

CONTINGENCY PLANS

Contingency planning efforts have been focused on the most critical business functions and vary significantly based on a system's functionality and how it operates. Manual overrides exist for many functions and in some cases alternative suppliers or delivery channels have been identified. The contingency strategy for our own proprietary products focuses on additional planned resources to react in the Year 2000. A plan exists to identify, correct and release Year 2000 related core and custom problems in the quickest fashion possible. A rapid response team will be available during peak processing times that will execute this plan. Clients will be apprised of the plan and advised on appropriate data retention. In the event electrical suppliers are not Year 2000 compliant and an interruption in electrical services occurs, each facility has a backup generator that will supply necessary electrical service to core processing systems and databases.

FORWARD-LOOKING INFORMATION
---------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this discussion is or may be considered forward-looking. Forward-looking statements relate to future operations, strategies, financial results or other developments, and contain words or phrases such as "may," "expects," "anticipates," or similar expressions. Forward-looking statements are based upon estimates and assumptions that involve certain risks and uncertainties, including but not limited to, economic, competitive, governmental and technological, many of which are beyond our control or are subject to change. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, we caution the reader that revenues and income could differ materially from those expected to occur. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

We do have several offices located outside the United States that conduct business in the local currencies of that country. We do not use foreign currency exchange contracts or other types of derivative financial investments to hedge local currency cash flows. All foreign operations only account for approximately 4 percent of total revenues. Due to this limited activity, we do not expect any material loss with respect to foreign currency risk.

Exposure to market risk for changes in interest rates relate primarily to our investment portfolio and long-term debt. Currently, we do not invest in derivative financial instruments. SEI does not undertake any specific actions to cover its exposure to interest rate risk and is not a party to any interest rate risk management transactions. We place our investments in financial instruments that meet high credit quality standards. We are adverse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The interest rate on our long-term debt is fixed and is not traded on any established market. We have no cash flow exposure due to rate changes for our long-term debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------


Index to Financial Statements:

     Report of Independent Public Accountants
     Consolidated Balance Sheets -- December 31, 1998 and 1997
     Consolidated Statements of Operations -- For the years ended
       December 31, 1998, 1997, and 1996
     Consolidated Statements of Shareholders' Equity -- For the years ended
       December 31, 1998, 1997, and 1996
     Consolidated Statements of Cash Flows -- For the years ended
       December 31, 1998, 1997, and 1996
     Notes to Consolidated Financial Statements
     Schedule II -- Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To SEI Investments Company:


We have audited the accompanying consolidated balance sheets of SEI Investments Company (a Pennsylvania corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEI Investments Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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


                                              ARTHUR ANDERSEN LLP

Philadelphia, Pa.
 February 5, 1999

                CONSOLIDATED BALANCE SHEETS                          SEI Investments Company
                (In thousands)                                              and Subsidiaries

                DECEMBER 31,                                            1998          1997
                ============================================================================
ASSETS          CURRENT ASSETS:
                Cash and cash equivalents.........................   $ 52,980       $ 16,891
                Receivables from regulated investment
                   companies......................................     18,999         14,452
                Receivables, net of allowance for doubtful
                   accounts of $1,200.............................     27,919         31,192
                Loans receivable available for sale...............      2,167         11,340
                Deferred income taxes.............................      7,598          6,337
                Prepaid expenses..................................      3,846          3,783
                                                                     --------       --------

                     TOTAL CURRENT ASSETS.........................    113,509         83,995
                                                                     --------       --------

                PROPERTY AND EQUIPMENT, net of accumulated
                   depreciation and amortization of $57,452
                   and $49,493....................................     62,761         52,131
                                                                     --------       --------

                CAPITALIZED SOFTWARE, net of accumulated
                   amortization of $8,238 and $7,959..............     17,068         18,440
                                                                     --------       --------

                OTHER ASSETS, net.................................     15,434         14,318
                                                                     --------       --------

                                                                     $208,772       $168,884
                ============================================================================

                The accompanying notes are an integral part of these statements.

                CONSOLIDATED BALANCE SHEETS                                        SEI Investments Company
                (In thousands, except par value)                                          and Subsidiaries

                DECEMBER 31,                                                      1998              1997
                ==========================================================================================
LIABILITIES     CURRENT LIABILITIES:
AND
SHAREHOLDERS'   Current portion of long-term debt...........................    $  2,000          $  2,000
EQUITY          Accounts payable............................................       6,805             5,798
                Accrued compensation........................................      32,105            20,920
                Accrued proprietary fund services...........................      10,370             9,812
                Accrued consulting services.................................       6,934             3,260
                Accrued discontinued operations disposal costs..............       3,860             7,228
                Other accrued liabilities...................................      35,209            25,500
                Deferred revenue............................................      13,511             7,158
                                                                                --------          --------

                TOTAL CURRENT LIABILITIES...................................     110,794            81,676
                                                                                --------          --------

                LONG-TERM DEBT..............................................      31,000            33,000
                                                                                --------          --------

                DEFERRED INCOME TAXES.......................................       7,293             7,798
                                                                                --------          --------

                COMMITMENTS AND CONTINGENCIES

                SHAREHOLDERS' EQUITY:
                Series Preferred stock, $.05 par value,
                60 shares authorized; no shares issued
                and outstanding.............................................          --                --
                Common stock, $.01 par value,
                100,000 shares authorized; 17,861 and
                17,767 shares issued and outstanding........................         179               178
                Capital in excess of par value..............................      57,541            46,724
                Retained earnings...........................................       2,422                --
                Accumulated other comprehensive losses......................        (457)             (492)
                                                                                --------          --------

                 TOTAL SHAREHOLDERS' EQUITY..................................     59,685            46,410
                                                                                --------          --------

                                                                                $208,772          $168,884
                =============================================================================================

                The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS                                            SEI Investments Company
(In thousands, except per share data)                                               And Subsidiaries

YEAR ENDED DECEMBER 31,                                                     1998            1997            1996
===================================================================================================================
REVENUES..............................................................    $366,119        $292,749         $247,817
EXPENSES:
    Operating and development.........................................     180,937         148,536          129,776
    Sales and marketing...............................................     103,834          84,770           68,719
    General and administrative........................................      13,463          13,931           13,235
                                                                          --------        --------         --------

INCOME FROM OPERATIONS................................................      67,885          45,512           36,087

GAIN ON SALE OF INVESTMENTS AVAILABLE FOR SALE........................          --              --            1,097
EQUITY IN THE EARNINGS OF UNCONSOLIDATED AFFILIATE....................       3,015              --               --
INTEREST INCOME.......................................................       1,558             983              808
INTEREST EXPENSE......................................................      (2,575)         (2,488)             (48)
                                                                          --------        --------         --------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.................      69,883          44,007           37,944

INCOME TAXES..........................................................      26,904          17,163           14,798
                                                                          --------        --------         --------

INCOME FROM CONTINUING OPERATIONS.....................................      42,979          26,844           23,146

INCOME (LOSS) FROM DISPOSAL OF DISCONTINUED OPERATIONS,
   NET OF INCOME TAX EXPENSE (BENEFIT) OF $444 AND $(5,139)...........         710              --          (16,335)
                                                                          --------        --------         --------

NET INCOME............................................................    $ 43,689        $ 26,844         $  6,811

===================================================================================================================

BASIC EARNINGS PER COMMON SHARE:
    Earnings per common share from continuing operations..............    $   2.41        $   1.47         $   1.25
    Earnings (loss) per common share
      from discontinued operations....................................         .04              --             (.88)
                                                                          --------        --------         --------

BASIC EARNINGS PER COMMON SHARE.......................................    $   2.45        $   1.47         $    .37

===================================================================================================================

DILUTED EARNINGS PER COMMON SHARE:
    Earnings per common share from continuing operations..............    $   2.25        $   1.40         $   1.20
    Earnings (loss) per common share
      from discontinued operations....................................         .04              --             (.85)
                                                                          --------        --------         --------

DILUTED EARNINGS PER COMMON SHARE.....................................    $   2.28        $   1.40         $    .35

===================================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                                            SEI Investments Company
(In thousands)                                                                                                    and Subsidiaries

                                                                                               ACCUMULATED OTHER
                                                                                              COMPREHENSIVE INCOME
                                                                                            ------------------------
                                                                                            CUMULATIVE    UNREALIZED
                                                                                             FOREIGN       HOLDING
                                                                    CAPITAL                  CURRENCY    GAIN (LOSS)       TOTAL
                                                 COMMON STOCK    IN EXCESS OF   RETAINED   TRANSLATION        ON       SHAREHOLDERS'

                                               ---------------
                                               SHARES   AMOUNT     PAR VALUE    EARNINGS   ADJUSTMENTS   INVESTMENTS       EQUITY
===================================================================================================================================
BALANCE, DECEMBER 31, 1995...................  18,425     $184        $48,207    $ 7,167         $ (58)        $ 502      $56,002
Comprehensive income:
   Net income................................      --       --             --      6,811            --            --        6,811
   Foreign currency translation
     adjustments.............................      --       --             --         --          (119)           --         (119)
   Realized loss on investments,
     net of reclassification adjustment......      --       --             --         --            --          (502)        (502)
                                                                                                                          -------
Total comprehensive income...................                                                                               6,190
Purchase and retirement of common
     stock...................................    (533)      (5)        (1,396)    (8,369)           --            --       (9,770)
Issuance of common stock under the
     employee stock purchase plan............      52       --            976         --            --            --          976
Issuance of common stock upon
     exercise of stock options...............     554        6          4,434         --            --            --        4,440
Tax benefit on stock options exercised.......      --       --          2,738         --            --            --        2,738
Cash dividends...............................      --       --             --     (4,468)           --            --       (4,468)
===================================================================================================================================
BALANCE, DECEMBER 31, 1996...................  18,498       185        54,959      1,141          (177)           --       56,108
Comprehensive income:
   Net income................................      --       --             --     26,844            --            --       26,844
   Foreign currency translation
     adjustments.............................      --       --             --         --          (240)           --         (240)
   Unrealized loss on investments............      --       --             --         --            --           (75)         (75)
                                                                                                                         --------
Total comprehensive income...................                                                                              26,529
Purchase and retirement of common
     stock...................................  (1,403)     (14)       (20,666)   (22,940)           --            --      (43,620)
Issuance of common stock under the
     employee stock purchase plan............      47        1          1,053         --            --            --        1,054
Issuance of common stock upon
     exercise of stock options...............     625        6          8,009         --            --            --        8,015
Tax benefit on stock options
     exercised...............................      --       --          3,369         --            --            --        3,369
Cash dividends...............................      --       --             --     (5,045)           --            --       (5,045)
===================================================================================================================================
BALANCE, DECEMBER 31, 1997...................  17,767     $178       $ 46,724    $    --         $(417)         $(75)     $46,410
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

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                                          SEI Investments Company
(In thousands)                                                                                                  and Subsidiaries

                                                                                           ACCUMULATED OTHER
                                                                                          COMPREHENSIVE INCOME
                                                                                        ------------------------
                                                                                        CUMULATIVE    UNREALIZED
                                                                                         FOREIGN       HOLDING
                                                              CAPITAL                    CURRENCY    GAIN (LOSS)       TOTAL
                                          COMMON STOCK      IN EXCESS OF   RETAINED    TRANSLATION        ON       SHAREHOLDERS'
                                         --------------
                                        SHARES     AMOUNT    PAR VALUE     EARNINGS    ADJUSTMENTS   INVESTMENTS       EQUITY
================================================================================================================================
BALANCE, DECEMBER 31, 1997............   17,767      $178      $ 46,724   $       --         $(417)         $(75)       $ 46,410
Comprehensive income:
   Net income.........................       --        --            --       43,689            --            --          43,689
   Foreign currency translation
     adjustments......................       --        --            --           --             9            --               9
   Unrealized gain on investments.....       --        --            --           --            --            26              26
                                                                                                                        --------
Total comprehensive income............                                                                                    43,724
Purchase and retirement of common
     stock............................     (898)       (9)      (21,998)     (35,566)           --            --         (57,573)
Issuance of common stock under the
     employee stock purchase plan.....       28        --         1,524           --            --            --           1,524
Issuance of common stock upon
     exercise of stock options........      964        10        11,262           --            --            --          11,272
Tax benefit on stock options
     exercised........................       --        --        20,029           --            --            --          20,029
Cash dividends........................       --        --            --       (5,701)           --            --          (5,701)
================================================================================================================================
BALANCE, DECEMBER 31, 1998............   17,861      $179      $ 57,541   $    2,422         $(408)         $(49)       $ 59,685
================================================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                        SEI Investments Company
(In thousands)                                                                                      and Subsidiaries


YEAR ENDED DECEMBER 31,                                                          1998          1997           1996
====================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income..................................................................    $43,689       $ 26,844       $ 6,811

Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization.....................................     15,688         14,068        10,039
          Provision for losses on receivables...............................         --             --           144
          Equity in the earnings of unconsolidated affiliate................     (3,015)            --            --
          Write-off of capitalized software.................................      4,832             --            --
          Write-off of customer lists.......................................      2,662             --            --
          Deferred income tax expense (benefit).............................     (3,608)           893         3,821
          Discontinued operations...........................................       (710)            --         6,046
          Gain on sale of investments available for sale....................         --             --        (1,097)
          Other.............................................................      3,450         (1,214)       (3,739)
          Change in current assets and liabilities:
              Decrease (increase) in:
                  Receivables from regulated investment companies...........     (4,547)        (3,616)       (2,079)
                  Receivables...............................................      2,121        (11,634)        2,734
                  Loans receivable available for sale.......................      9,173          1,703        (7,891)
                  Prepaid expenses..........................................        (63)            42         1,065
              Increase (decrease) in:
                  Accounts payable..........................................      1,007            (65)         (389)
                  Accrued compensation......................................     11,208          6,417           779
                  Accrued discontinued operations disposal costs............     (2,658)          (189)        7,417
                  Accrued proprietary fund services.........................        558          3,064         4,065
                  Accrued consulting services...............................      3,674           (836)        1,206
                  Other accrued liabilities.................................     10,055          9,025         2,287
                  Deferred revenue..........................................      6,353          2,035          (672)
                                                                                -------       --------       -------

              Total adjustments.............................................     56,180         19,693        23,736
                                                                                -------       --------       -------

           NET CASH PROVIDED BY OPERATING ACTIVITIES........................    $99,869       $ 46,537       $30,547

====================================================================================================================

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows                                                             SEI Investments Company
(In thousands)                                                                                           and Subsidiaries


Year Ended December 31,                                                         1998             1997             1996
========================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property and equipment....................................    (21,774)         (12,955)        (33,060)
     Additions to capitalized software......................................     (6,719)          (8,096)        (10,668)
     Proceeds from sale (purchase) of investments available for sale........     (2,626)              --           5,536
     Other..................................................................       (583)            (803)         (3,738)
                                                                               --------         --------        --------

          NET CASH USED IN INVESTING ACTIVITIES.............................    (31,702)         (21,854)        (41,930)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from (payment on) long-term debt..............................     (2,000)          35,000              --
     Proceeds from (payment on) line of credit..............................         --          (20,000)         20,000
     Purchase and retirement of common stock................................    (55,156)         (43,620)         (9,770)
     Proceeds from issuance of common stock.................................     10,379            9,069           5,416
     Tax benefit on stock options exercised.................................     20,029            3,369           2,738
     Payment of dividends...................................................     (5,330)          (4,777)         (4,090)

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............    (32,078)         (20,959)         14,294
                                                                               --------         --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS...................................     36,089            3,724           2,911

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................................     16,891           13,167          10,256
                                                                               --------         --------        --------

CASH AND CASH EQUIVALENTS, END OF YEAR......................................   $ 52,980         $ 16,891        $ 13,167

========================================================================================================================

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               SEI Investments Company
                                                                and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF OPERATIONS - SEI Investments Company (the "Company") is organized around its four primary business lines: Technology Services, Mutual Fund Services, Asset Management, and Investments in New Business. The Technology Services segment, which accounted for 45 percent of consolidated revenues in 1998, includes the Trust 3000 product line and trust operations outsourcing. The Mutual Fund Services segment, which accounted for 27 percent of consolidated revenues in 1998, provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. The Asset Management segment, which accounted for 25 percent of consolidated revenues in 1998, provides investment solutions through various investment products and services distributed directly or through professional investment advisors, financial planners, and other financial intermediaries to institutional and high-net-worth markets. Investments in New Business, which accounted for 3 percent of consolidated revenues in 1998, consists of the Company's Canadian and international operations which provide investment advisory services globally through investment products and services and performance evaluation and consulting services to Canadian pension plans.

         PRINCIPLES OF CONSOLIDATION - The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company's principal subsidiaries are SEI Investments Distribution Company ("SIDCO"), SEI Investments Management Corporation ("SIMC"), and SEI Trust Company. All intercompany accounts and transactions have been eliminated. Investment in unconsolidated affiliate is accounted for using the equity method due to the Company's less than 50 percent ownership. The Company's portion of the affiliate's operating results is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations (See Note 5).

         CASH AND CASH EQUIVALENTS - At December 31, 1998 and 1997, Cash and cash equivalents included $50,283,000 and $10,436,000, respectively, primarily invested in SEI Tax Exempt Trust, one of several mutual funds sponsored by SIMC. Interest and dividend income for 1998, 1997, and 1996 was $1,558,000, $983,000, and $808,000, respectively (See Note
         13).

         PROPERTY AND EQUIPMENT - Property and Equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                             ESTIMATED
                                                                                                            USEFUL LIVES
                                                                        1998                1997              (IN YEARS)
         ---------------------------------------------------------------------------------------------------------------
         Equipment...............................................    $ 53,739,000        $ 42,376,000          3 to 5
         Buildings...............................................      28,303,000          27,940,000        25 to 39
         Land....................................................       6,993,000           6,993,000             N/A
         Purchased software......................................      10,270,000           9,181,000               3
         Furniture and fixtures..................................      10,284,000           9,790,000          3 to 5
         Leasehold improvements..................................       6,791,000           5,344,000      Lease Term
         Construction in progress................................       3,833,000                  --             N/A
                                                                     ------------        ------------

                                                                      120,213,000         101,624,000
         Less:  Accumulated depreciation
           and amortization......................................     (57,452,000)        (49,493,000)
                                                                     ------------        ------------
         Property and Equipment, net.............................    $ 62,761,000        $ 52,131,000

         ---------------------------------------------------------------------------------------------------------------

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

         Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of 9.0 years.

         Capitalized software development costs consist primarily of salary, consulting, and computer costs incurred to develop new products and enhancements to existing products. During 1998, 1997, and 1996, software development costs of $6,719,000, $8,096,000, and $10,668,000 were capitalized, respectively. Amortization expense was $3,259,000, $3,233,000, and $1,447,000 in 1998, 1997, and 1996, respectively, and is included in Operating and development expense on the accompanying Consolidated Statements of Operations.

         Total research and development costs, including capitalized software, were $24,866,000, $22,500,000, and $26,254,000 in 1998, 1997, and 1996,
         respectively.

         Management continually evaluates the recoverability of existing software products, as well as strategies for new software products. The assessment as to the recoverability of existing software products included an evaluation of expected future revenues, acceptability of the product in the market, the ability to support the product in a cost-effective manner, and technological enhancements. In the fourth quarter of 1998, management determined that certain software products were considered either obsolete or incapable of producing the anticipated results that the product was designed to produce. As a result, the Company wrote-off net capitalized software development costs of $4,832,000.

         STATEMENTS OF CASH FLOWS - For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

         Supplemental disclosures of cash paid/received during the year is as follows:

                                                                            1998               1997               1996
                                                                            ----               ----               ----
             Interest paid............................................   $ 2,598,000         $1,499,000        $  794,000
             Interest and dividends received..........................   $ 1,467,000         $  957,000        $  876,000
             Income taxes paid (Federal and state)....................   $12,514,000         $8,667,000        $5,525,000

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

         FOREIGN CURRENCY TRANSLATION - The assets and liabilities of foreign operations are translated into U.S. dollars using the rates of exchange at year end. The results of operations are translated into U.S. dollars at the average daily exchange rates for the period. All foreign currency transaction gains and losses are included in income in the periods in which they occur, and are immaterial for each of the three years in the period ended December 31, 1998.

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

         --------------------------------------------------------------------------------------------------------------------
                                                                                 FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                          ---------------------------------------------------
                                                                            INCOME                SHARES            PER SHARE
                                                                          (NUMERATOR)         (Denominator)          Amount
                                                                          -----------         -------------          ------
         Basic earnings per common share
              from continuing operations...............................   $42,979,000            17,827,000            $2.41

         Dilutive effect of stock options..............................            --             1,299,000
                                                                          -----------            ----------
         Diluted earnings per common share
              from continuing operations...............................   $42,979,000            19,126,000            $2.25

                                                                                  FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                          ---------------------------------------------------
                                                                            INCOME              SHARES              PER SHARE
                                                                          (NUMERATOR)         (Denominator)           Amount
                                                                          ------------        -------------          ------
         Basic earnings per common share
              from continuing operations...............................   $26,844,000           18,315,000            $1.47

         Dilutive effect of stock options..............................            --              921,000
                                                                          -----------           ----------
         Diluted earnings per common share
              from continuing operations...............................   $26,844,000           19,236,000            $1.40

                                                                                  FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                          ---------------------------------------------------
                                                                            INCOME               SHARES             PER SHARE
                                                                          (NUMERATOR)           (Denominator)         Amount
                                                                          -----------           ------------          ------
         Basic earnings per common share
              from continuing operations...............................   $23,146,000            18,497,000           $1.25

         Dilutive effect of stock options..............................            --               867,000
                                                                          -----------            ----------
         Diluted earnings per common share
              from continuing operations...............................   $23,146,000            19,364,000           $1.20

         --------------------------------------------------------------------------------------------------------------------

         Options to purchase 422,000, 580,000, and 544,000 shares of common stock, with an average exercise price per share of $89.43, $42.00, and $24.20, were outstanding during 1998, 1997, and 1996, respectively, but were excluded from the diluted earnings per common share calculation because the option's exercise price was greater than the average market price of the Company's common stock.

     According to SFAS 128, all earnings per common share data previously reported have been restated to comply with its provisions. The effect of this accounting change on previously reported earnings per common share data is as follows:

     ------------------------------------------------------------------------------------------------------------
                                                                                                         1996
                                                                                                         ----
     Per common share amounts from continuing operations:
     Primary earnings per common share as reported..................................................     $1.20
     Effect of SFAS 128.............................................................................       .05
                                                                                                         -----
     Basic earnings per common share as restated....................................................     $1.25


     Fully diluted earnings per common share as reported............................................     $1.20
     Effect of SFAS 128.............................................................................       .00
                                                                                                         -----
     Diluted earnings per common share as restated..................................................     $1.20
     ------------------------------------------------------------------------------------------------------------

     COMPREHENSIVE INCOME - In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized holding gains and losses. The adoption of SFAS 130 had no impact on total shareholders' equity and is presented on the accompanying Consolidated Statements of Shareholders' Equity. Prior year financial statements have been reclassified to conform with the provisions established in SFAS 130.

     ----------------------------------------------------------------------------------------------------------------------
                                                                                                    TAX
                                                                                  PRE-TAX        (EXPENSE)     NET-OF TAX
                                                                                  AMOUNT         OR BENEFIT      AMOUNT
                                                                                  ------         ----------      ------
     For the Year Ended December 31, 1996:
     ------------------------------------

     Unrealized gains on investments:
          Unrealized holding gains arising during period....................      $   273           $(106)        $ 167
        Less: reclassification adjustment for
          gains realized in net income......................................       (1,097)            428          (669)
                                                                                  -------           -----         -----
        Net unrealized loss.................................................         (824)            322          (502)

     Foreign currency translation adjustments...............................         (195)             76          (119)
                                                                                  -------           -----         -----

     Total other comprehensive loss.........................................      $(1,019)          $ 398         $(621)
                                                                                  =======           =====         =====

     FOR THE YEAR ENDED DECEMBER 31, 1997:
     ------------------------------------

     Unrealized holding loss arising during period..........................      $  (393)          $ 153         $(240)
     Foreign currency translation adjustments...............................         (123)             48           (75)
                                                                                  -------           -----         -----

     Total other comprehensive loss.........................................      $  (516)          $ 201         $(315)
                                                                                  =======           =====         =====

     FOR THE YEAR ENDED DECEMBER 31, 1998:
     ------------------------------------

     Unrealized holding gains arising during period.........................      $    15           $  (6)        $   9
     Foreign currency translation adjustments...............................           42             (16)           26
                                                                                  -------           -----         -----

     Total other comprehensive income.......................................      $    57           $ (22)        $  35
                                                                                  =======           =====         =====
     ----------------------------------------------------------------------------------------------------------------------

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


NOTE 2 - DISCONTINUED OPERATIONS:

     In May 1995, the Company's Board of Directors approved a plan of disposal for the SEI Capital Resources Division ("CR") and the SEI Defined Contribution Retirement Services Division ("DC"). CR provided investment performance evaluation services, consulting services, and brokerage services to employee benefit plan sponsors and investment advisors in the United States. DC provided administrative and processing services, recordkeeping services, and employee retirement planning materials for use by defined contribution plans. In 1996, the Company completed the transfer of DC's full service recordkeeping operations to KPMG Peat Marwick. CR and DC were being accounted for together as discontinued operations. The accompanying Consolidated Financial Statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations.

     At the measurement date, the Company expected the sale of CR would have resulted in a gain on the disposal of CR's assets which would have been sufficient to offset any losses incurred by DC. As a result, no provision for estimated losses was established for the period from the measurement date to the estimated disposal date. In the fourth quarter of 1996, based on current information, management of the Company concluded that any proceeds received from a possible sale of CR would not be sufficient to offset the remaining net assets of CR and DC. Therefore, the Company recorded a charge of $16,335,000 ($.88 basic earnings per common share and $.85 diluted earnings per common share), net of income tax benefit of $5,139,000. This provision was established to cover all future costs associated with the disposal of CR and DC. This provision is reflected in Accrued discontinued operations disposal costs on the accompanying Consolidated Balance Sheets.

     In July 1997, the Company entered into a definitive agreement to sell the remaining net assets of CR to a private investment firm. The deal was closed on December 31, 1997. Based upon the terms of the agreement, the Company received a specified amount at closing which was subject to adjustment. The adjustment to the purchase price consisted of a working capital adjustment plus an amount representing the net amount of cash activity from CR's operations during the period between August 18, 1997 and December 31, 1997. Additionally, the Company received a note from the acquiring firm, which was due in two installments in August 1998 and February 1999. As of March 29, 1999, the Company has not received any principal payments on this note. No additional gain or loss was recorded at December 31, 1997 as a result of this transaction. Any additional gain will be recorded when payment on the note is received.

     The charge recorded in the fourth quarter of 1996 included certain estimates relating to the Company's future commitments on certain of its operating leases utilized by CR. These estimates were based upon certain assumptions relating to the sub-leasing of these facilities. In 1998, these sub-lease arrangements were finalized. As a result, the original discontinued operations provision was overstated. Accordingly, the Company reduced the discontinued operations provision by $1,154,000, net of tax expense of $444,000, which is reflected in Income from disposal of discontinued operations on the Consolidated Statements of Operations.

NOTE 3 - RECEIVABLES:

     Receivables on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                  1998             1997
     --------------------------------------------------------------------------------------------------------
     Trade receivables..................................................       $14,586,000      $16,219,000
     Fees earned, not received..........................................         2,558 000        2,308,000
     Fees earned, not billed............................................        11,975,000       13,865,000
                                                                               -----------      -----------

                                                                                29,119,000       32,392,000

     Less:  Allowance for doubtful accounts.............................        (1,200,000)      (1,200,000)
                                                                               -----------      -----------

                                                                               $27,919,000      $31,192,000
     --------------------------------------------------------------------------------------------------------

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


NOTE 4 - LOANS RECEIVABLE AVAILABLE FOR SALE:

     Loans receivable available for sale represent loans which were purchased through SEI Capital AG, which is based in Zurich. These receivables are reported at the lower of cost or market, and any difference between the purchase price and the related loan principal amount is recognized as an adjustment of the yield over the life of the loan using the effective interest method. Each loan receivable involves various risks, including, but not limited to, country, interest rate, credit, and liquidity risk. Management evaluates and monitors these risks on a continual basis to ensure that these loan receivables are recorded at their realizable value. This evaluation is based upon management's best estimates and the amounts the Company will ultimately realize could differ from these estimates. The Company intends to sell these loans within a year from the balance sheet date.


NOTE 5 - OTHER ASSETS:

     Other assets on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                             1998                  1997
     -----------------------------------------------------------------------------------------------------------------------
     Investments available for sale................................................      $ 3,565,000          $   876,000
     Investment in unconsolidated affiliate........................................        2,573,000                   --
     Customer lists, net of accumulated
        amortization of $291.......................................................               --            3,009,000
     Other, net....................................................................        9,296,000           10,433,000
                                                                                         -----------          -----------

     Other assets..................................................................      $15,434,000          $14,318,000
     -----------------------------------------------------------------------------------------------------------------------

     INVESTMENTS AVAILABLE FOR SALE - Investments available for sale consist of investments in mutual funds sponsored by the Company. The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of Comprehensive income. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Operations.

     Investments available for sale had an aggregate cost of $3,645,000 and $1,000,000 at December 31, 1998 and 1997, respectively. These securities had an aggregate market value of $3,565,000 and $876,000, with gross unrealized holding losses of $80,000 and $124,000 at December 31, 1998 and 1997, respectively. The net unrealized holding losses of $49,000 and $75,000 (net of income tax benefit of $31,000 and $49,000) were reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets at December 31, 1998 and 1997, respectively. There were no gross unrealized holding gains as of December 31, 1997.

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

     INVESTMENT IN UNCONSOLIDATED AFFILIATE - In 1994, the Company and three leading academics in the field of finance formed a general partnership, LSV Asset Management ("LSV"). The Company contributed $1,000,000 in cash for a 51 percent general partnership interest and the other three partners contributed all of its rights, title, and interest in the Quantitative Value Analysis Method and Software in consideration for aggregate partnership interests of 49 percent. LSV is a registered investment advisor which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the investment sub-advisor to a portion of SEI Large Cap Value Fund and SEI Small Cap Value Fund, two of several portfolios included in both SEI Institutional Managed Trust and SEI Institutional Investments Trust, which are open-end regulated investment companies. In addition, LSV is a portfolio manager of certain assets within SEI U.S. Equity Portfolio, which is one of many portfolios included in SEI Global Master Fund, a variable limited liability investment company organized in Ireland.

     Beginning in the first quarter of 1998, the Company's interest in LSV was reduced to approximately 45 percent. As a result, the Company modified its accounting for LSV from the consolidation method to the equity method. The Company's portion of LSV's net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.

     The following table contains condensed financial information of LSV:

     CONDENSED STATEMENT OF OPERATIONS                                                         1998
     ---------------------------------------------------------------------------------------------------
     Revenues........................................................................      $10,810,000

     Net income......................................................................      $ 6,637,000
     ---------------------------------------------------------------------------------------------------

     CONDENSED BALANCE SHEET                                                                  1998
     --------------------------------------------------------------------------------------------------
     Current assets..................................................................      $6,284,000
     Non-current assets..............................................................         100,000
                                                                                           ----------

     Total assets....................................................................      $6,384,000

     Current liabilities.............................................................      $1,096,000
     Partners' capital...............................................................       5,288,000
                                                                                           ----------
     Total liabilities and
        partners' capital............................................................      $6,384,000
     --------------------------------------------------------------------------------------------------

     CUSTOMER LISTS - Customer Lists represent the value assigned to customer relationships obtained in various acquisitions. Customer Lists are amortized on a straight-line basis over 10 years. Amortization expense for 1998 and 1997 was $384,000 and $291,000, respectively. There was no amortization expense in 1996.

     Management continually evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flow is less than the net book value of the asset, the asset is written down to its net realizable value. In the fourth quarter of 1998, the Company recorded a charge of $2,662,000 to write-off the remaining value assigned to customer lists acquired in the 1996 acquisition of a company in Latin America. A recent change in the strategic direction of this business resulted in a devaluation of the customer list that was originally acquired.


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

     The maximum month-end amount of debt outstanding on the Company's line of credit for the years ended December 31, 1998 and 1997 was $15,000,000 and $30,000,000, respectively. Interest expense, including commitment fees, on the Company's line of credit was $127,000, $302,000, and $794,000 based on a weighted average interest rate of approximately 5.9 percent, 5.8 percent, and 6.0 percent for the years ended December 31, 1998, 1997, and 1996, respectively.

NOTE 7 - LONG-TERM DEBT:

     On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000,000 of 7.20% Senior Notes and $15,000,000 of 7.27% Senior Notes (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company's line of credit at that time. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company paid the first two principal payments for $2,000,000 each in February 1998 and 1999. The carrying amount of the Company's long-term debt approximates its fair value.

     Aggregate maturities of long-term debt at December 31, 1998 are:

     --------------------------------------------------------------------------------------------------------
     1999..........................................................................            $ 2,000,000
     2000..........................................................................              2,000,000
     2001..........................................................................              2,000,000
     2002..........................................................................              2,000,000
     2003..........................................................................              4,000,000
     2004 and thereafter...........................................................             21,000,000
                                                                                               -----------

                                                                                               $33,000,000
     --------------------------------------------------------------------------------------------------------

     Interest expense relating to the Company's long-term debt was $2,448,000 and $2,186,000 for the years ended December 31, 1998 and 1997, respectively.


NOTE 8 - SHAREHOLDERS' EQUITY:

     STOCK-BASED COMPENSATION PLANS - The Company has several stock option plans under which non-qualified and incentive stock options for common stock are available for grant to officers, directors, and key employees. The options granted and the option prices are established by the Board of Directors in accordance with the terms of the plans. The Board of Directors has reserved an aggregate 14,605,000 shares for grant under these plans. All options outstanding were granted at prices equal to the fair market value of the stock on the date of grant and expire 10 years after the date of grant. All options granted prior to December 1997 vest ratably over a four year period from the date of grant. All options granted in December 1997 and after vest ratably upon the Company's attainment of specific earnings levels or entirely after seven years from the date of grant.

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

                                                                                 1998            1997          1996
     ----------------------------------------------------------------------------------------------------------------
     Net income:
          As reported...................................................      $43,689         $26,844         $6,811
          Pro forma.....................................................      $37,721         $25,334         $6,201

     Basic earnings per common share:
          As reported...................................................      $  2.45         $  1.47         $  .37
          Pro forma.....................................................      $  2.12         $  1.38         $  .34

     Diluted earnings per common share:
          As reported...................................................      $  2.28         $  1.40         $  .35
          Pro forma.....................................................      $  1.97         $  1.32         $  .32
     ----------------------------------------------------------------------------------------------------------------

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted average fair value of the stock options granted during 1998, 1997, and 1996 was $121.86, $59.71, and $31.31, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                1998         1997       1996
     ----------------------------------------------------------------------------------------------------------
     Risk-free interest rate............................................        5.34%        6.55%      6.70%
     Expected dividend yield............................................        1.00%        1.00%      1.00%
     Expected life......................................................       7 YEARS      7 Years    7 Years
     Expected volatility................................................       40.19%       37.36%     34.87%
     ----------------------------------------------------------------------------------------------------------

     Certain information relating to the Company's stock option plans for 1998, 1997, and 1996 is summarized as follows:

     -------------------------------------------------------------------------------------------------------------------
                                                                                                          Weighted
                                                                                      Number of           Average
                                                                                        Shares         Exercise Price
                                                                                        ------         --------------
     Balance as of December 31, 1995..........................................        4,127,000           $13.44
     Granted..................................................................          365,000            21.65
     Exercised................................................................         (554,000)            8.02
     Expired or canceled......................................................          (82,000)           20.44
                                                                                      ---------

     Balance as of December 31, 1996..........................................        3,856,000            14.85
     Granted..................................................................          622,000            40.55
     Exercised................................................................         (625,000)           12.83
     Expired or canceled......................................................          (58,000)           22.25
                                                                                      ---------

     Balance as of December 31, 1997..........................................        3,795,000            19.27
     -------------------------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------------------
                                                                                                           Weighted
                                                                                       Number of            Average
                                                                                         Shares          Exercise Price
                                                                                         ------          --------------
     Balance as of December 31, 1997..........................................          3,795,000             19.27
     Granted..................................................................            508,000             84.07
     Exercised................................................................           (964,000)            11.70
     Expired or canceled......................................................            (95,000)            32.49
                                                                                        ---------

     Balance as of December 31, 1998..........................................          3,244,000            $31.25

     Exercisable as of December 31, 1998......................................          1,976,000            $15.99

     Available for future grant as of December 31, 1998.......................          1,429,000                --
     --------------------------------------------------------------------------------------------------------------------

     As of December 31, 1997 and 1996, there were 2,725,000 shares and 3,010,000 shares exercisable, respectively. The expiration dates for options at December 31, 1998 range from July 17, 1999 to December 16, 2008, with a weighted average remaining contractual life of 6.2 years.

     The following table summarizes information relating to all options outstanding at December 31, 1998:

     ---------------------------------------------------------------------------------------------------------
                               Options Outstanding                Options Exercisable
                               at December 31, 1998               at December 31, 1998
                           -----------------------------     ------------------------------
                                                                                                  Weighted
                                             Weighted                            Weighted          Average
         Range of                             Average                            Average          Remaining
         Exercise            Number          Exercise          Number            Exercise        Contractual
          Prices               of              Price             of               Price             Life
        (Per Share)          Shares         (Per Share)        Shares          (Per Share)         (Years)
        -----------          ------         -----------        ------          -----------         -------
     $  8.00 -  $13.00       748,000          $ 9.95           748,000           $ 9.95              2.3
       13.75 -   18.50       670,000           16.65           668,000            16.65              4.8
       19.50 -   26.25       794,000           22.73           560,000            23.25              6.7
       42.00 -   57.00       598,000           43.75                --               --              9.1
       68.75 -   89.75       434,000           88.83                --               --              9.9
                           ---------                         ---------
                           3,244,000                         1,976,000
     ---------------------------------------------------------------------------------------------------------

     EMPLOYEE STOCK PURCHASE PLAN - The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 1,300,000 shares for issuance under this plan. At December 31, 1998, 761,000 cumulative shares have been issued.

     COMMON STOCK BUYBACK - The Board of Directors has authorized the purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $298,365,000. Through December 31, 1998, a total of 15,503,000 shares at an aggregate cost of $264,278,000 have been purchased and retired. The Company purchased 867,000 shares at a cost of $55,156,000 during 1998.

     The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

     SHAREHOLDERS' RIGHTS PLAN - On December 10, 1998, the Company's Board of Directors adopted a new Shareholder Rights Plan to replace the Shareholder Rights Plan originally adopted in 1988 which expired on December 19, 1998. The Company's Shareholders Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent a person or group from acquiring control of the Company without offering a fair price to all shareholders.

     Under the terms of the 1998 Shareholder Rights Plan, all common shareholders of record at the close of business on December 19, 1999 shall receive one Right for each outstanding common share of the Company. Any new common shares issued after December 19, 1999 will receive one Right for each common share. Each Right entitles the registered holder to purchase from the Company one two-thousandths of a share of Series A Junior Participating Preferred Shares, par value $.05 per share, at an exercise price of $500 per share. The Rights will become exercisable and trade separately from the Common Stock 10 days following a public announcement that a person or group is the beneficial owner of 20 percent or more of the outstanding Common Shares (the "Stock Acquisition Date"), or the commencement of a tender or exchange offer that would result in such a person or group owning 20 percent or more of the outstanding Common Shares.

     In the event that the Company is involved in a merger or other business combination in which the Company survives and its common stock remains outstanding, the other stockholders will be able to exercise the Rights and buy common stock of the Company having twice the value of the exercise price of the Rights. Additionally, if the Company is involved in certain other mergers where its shares are exchanged or certain major sales of its assets occur, stockholders will be able to purchase the other party's common shares in an amount equal to twice the value of the exercise price of the Rights. Upon the occurrence of any of these events, the Rights will no longer be exercisable into Preferred Shares.

     The Rights, which do not have voting rights, will expire on December 19, 2008, and may be redeemed by the Company any time until ten days following the Stock Acquisition Date at a price of $.01 per Right.

     DIVIDENDS - On May 21, 1998, the Board of Directors declared a cash dividend of $.16 per share on the Company's common stock, which was paid on June 30, 1998, to shareholders of record on June 16, 1998. On December 10, 1998, the Board of Directors declared a cash dividend of $.16 per share on the Company's common stock, which was paid on January 25, 1999, to shareholders of record on January 5, 1999.

     The dividends declared in 1998 and 1997 were $5,701,000 and $5,045,000, respectively. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.


NOTE 9 - EMPLOYEE BENEFIT PLAN:

     The Company has a tax-qualified defined contribution plan (the "Plan").
     The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $1,471,000, $1,412,000, and $1,345,000 to the Plan in 1998, 1997, and 1996, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

     The Company has entered into various operating leases for facilities, data processing equipment, and software. Some of these leases contain escalation clauses for increased taxes and operating expenses. Rent expense was $14,142,000, $16,192,000, and $17,527,000 in 1998, 1997, and
     1996, respectively.

     Aggregate noncancellable minimum lease commitments at December 31, 1998 are:

     -------------------------------------------------------------------------------------------------
     1999..........................................................................      $ 6,658,000
     2000..........................................................................        5,036,000
     2001..........................................................................        4,330,000
     2002..........................................................................        1,887,000
     2003..........................................................................        1,430,000
     2004 and thereafter...........................................................          125,000
                                                                                         -----------

                                                                                         $19,466,000
     -------------------------------------------------------------------------------------------------

     The Company has future lease obligations relating to office facilities that were being used by its discontinued operations. The Company established a provision for future lease commitments relating to these facilities which is included in Accrued discontinued operations disposal costs on the accompanying Consolidated Balance Sheets. Management of the Company believes this provision will be adequate to cover all future costs incurred relating to these facilities. These lease obligations are not included in the above commitments table.

     In the normal course of business, the Company is party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect upon the Company's financial position or results of operations.


NOTE 11 - INCOME TAXES:

     Income taxes from continuing operations consist of the following:

     YEAR ENDED DECEMBER 31,                                             1998             1997             1996
     ------------------------------------------------------------------------------------------------------------------
     Current
         Federal...............................................       $28,841,000     $15,544,000       $10,491,000
         State.................................................         1,671,000         726,000           486,000
                                                                      -----------     -----------       -----------

                                                                       30,512,000      16,270,000        10,977,000
                                                                      -----------     -----------       -----------
     Deferred, including current deferred
         Federal...............................................        (3,020,000)        607,000         2,963,000
         State.................................................          (588,000)        286,000           858,000
                                                                      -----------     -----------       -----------

                                                                       (3,608,000)        893,000         3,821,000
                                                                      -----------     -----------       -----------
     Total income taxes from continuing
         operations............................................       $26,904,000     $17,163,000       $14,798,000
     ------------------------------------------------------------------------------------------------------------------

     The effective income tax rate from continuing operations differs from the Federal income tax statutory rate due to the following:

     YEAR ENDED DECEMBER 31,                                                1998           1997           1996
     ----------------------------------------------------------------------------------------------------------------
     Statutory rate...............................................          35.0%          35.0%          35.0%
     State taxes, net of Federal tax benefit......................           1.0            1.3            2.3
     Foreign losses...............................................           3.2            1.2            1.1
     Other, net...................................................          (0.7)           1.5            0.6
                                                                            ----           ----           ----

                                                                            38.5%          39.0%          39.0%
     ----------------------------------------------------------------------------------------------------------------

     Deferred income taxes for 1998, 1997, and 1996 reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items comprising the deferred income tax provision (benefit) from continuing operations are as follows:

     YEAR ENDED DECEMBER 31,                                              1998             1997            1996
     ---------------------------------------------------------------------------------------------------------------
     Difference in financial reporting and income
          tax depreciation methods.............................      $   385,000      $   996,000     $  598,000
     Reserves not currently deductible.........................        1,000,000          (73,000)       (28,000)
     Capitalized software currently deductible for
          tax purposes, net of amortization....................         (674,000)       1,662,000      3,461,000
     State deferred income taxes...............................         (382,000)         186,000        558,000
     Revenue and expense recognized in
          different periods for financial reporting
          and income tax purposes..............................       (2,722,000)      (1,508,000)      (724,000)
     Other, net................................................       (1,215,000)        (370,000)       (44,000)
                                                                     -----------      -----------     ----------

                                                                     $(3,608,000)     $   893,000     $3,821,000
     ---------------------------------------------------------------------------------------------------------------

     The net deferred income tax asset (liability) is comprised of the following:

     YEAR ENDED DECEMBER 31,                                               1998                1997
     ----------------------------------------------------------------------------------------------------
     Current deferred income taxes:
          Gross assets............................................      $ 7,598,000        $ 6,461,000
          Gross liabilities.......................................               --           (124,000)
                                                                        -----------        -----------
                                                                          7,598,000          6,337,000
                                                                        -----------        -----------
     Long-term deferred income taxes:
          Gross assets............................................          116,000            243,000
          Gross liabilities.......................................       (7,409,000)        (8,041,000)
                                                                        -----------        -----------
                                                                         (7,293,000)        (7,798,000)
                                                                        -----------        -----------

     Net deferred income tax asset (liability)....................      $   305,000        $(1,461,000)
     ----------------------------------------------------------------------------------------------------

     The Company did not record any valuation allowance against deferred tax assets at December 31, 1998 and 1997.

     The tax effect of significant temporary differences representing deferred tax assets (liabilities) is as follows:

     YEAR ENDED DECEMBER 31,                                              1998                1997
     ----------------------------------------------------------------------------------------------------
     Difference in financial reporting and income
          tax depreciation methods.............................      $  (119,000)        $    52,000
     Reserves not currently deductible.........................          853,000             750,000
     Capitalized software currently deductible for
          tax purposes, net of amortization....................       (7,288,000)         (8,088,000)
     State deferred income taxes...............................          173,000             324,000
     Revenue and expense recognized in
          different periods for financial reporting
          and income tax purposes..............................        6,572,000           5,388,000
     Unrealized holding gain on investments....................          114,000              48,000
     Other, net................................................               --              65,000
                                                                     -----------         -----------

                                                                     $   305,000         $(1,461,000)
     ----------------------------------------------------------------------------------------------------

NOTE 12 - SEGMENT INFORMATION:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report financial information about operating segments in financial statements. SFAS 131 also requires additional disclosures about product and services, geographic areas, and major customers. The Company adopted SFAS 131 in its December 31, 1998 financial statements. All prior period segment information has been restated to conform with the provisions of SFAS 131.

     The Company is organized around its four primary business lines: Technology Services, Mutual Fund Services, Asset Management, and Investments in New Business. Each segment offers different products and services that utilize different technology and marketing techniques. The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates financial performance of its operating segments based on income from continuing operations before income taxes.

     The Technology Services segment includes the Company's TRUST 3000 product line and trust operations outsourcing. The Mutual Funds Services segment provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. The Asset Management segment provides investment solutions through various investment products and services distributed directly or through professional investment advisors, financial planners, and other financial intermediaries to institutional or high-net-worth markets. The Investments in New Business segment consists of the Company's Canadian and international operations which provides investment advisory services globally through investment products and services and performance evaluation and consulting services to Canadian pension plans.

     The following tables highlight certain financial information from continuing operations about each of the Company's segments for the years ended December 31, 1998, 1997, and 1996.

                                                          Mutual                   Investments
                                           Technology      Fund         Asset        In New
     1998                                   Services     Services    Management     Business         Other         Total
     -----------------------------------------------------------------------------------------------------------------------
     Revenues...........................  $164,648,000  $97,972,000  $90,056,000  $ 13,443,000                  $366,119,000
                                          ------------  -----------  -----------  ------------                  ------------

     Operating
        income (loss)...................  $ 49,170,000  $24,405,000  $18,091,000  $(10,318,000)  $(13,463,000)  $ 67,885,000
                                          ------------  -----------  -----------  ------------   ------------

     Other income, net..................                                                                        $  1,998,000
                                                                                                                ------------

     Income from
        continuing
        operations before
        income taxes....................                                                                        $ 69,883,000
                                                                                                                ------------

     Depreciation and
        amortization....................  $ 10,468,000  $ 1,576,000  $ 1,954,000  $    899,000   $    791,000   $ 15,688,000
                                          ------------  -----------  -----------  ------------   ------------   ------------

     Capital
        expenditures....................  $ 16,999,000  $   772,000  $ 2,469,000  $    763,000   $    771,000   $ 21,774,000
                                          ------------  -----------  -----------  ------------   ------------   ------------

     Total assets.......................  $ 96,856,000  $17,362,000  $23,084,000  $ 15,427,000   $ 56,043,000   $208,772,000
                                          ------------  -----------  -----------  ------------   ------------   ------------
     -----------------------------------------------------------------------------------------------------------------------

                                                          Mutual                   Investments
                                           Technology      Fund         Asset        In New
     1997                                   Services     Services    Management     Business         Other         Total
     -----------------------------------------------------------------------------------------------------------------------
     Revenues...........................  $129,525,000  $83,157,000  $61,871,000   $14,439,000   $  3,757,000   $292,749,000
                                          ------------  -----------  -----------   -----------   ------------   ------------

     Operating
        income (loss)...................  $ 37,146,000  $23,858,000  $ 3,281,000   $(5,799,000)  $(12,974,000)  $ 45,512,000
                                          ------------  -----------  -----------   -----------   ------------

     Other expense, net.................                                                                        $  1,505,000
                                                                                                                ------------

     Income from
        continuing
        operations before
        income taxes....................                                                                        $ 44,007,000
                                                                                                                ------------

     Depreciation and
        amortization....................  $  8,634,000  $ 1,883,000  $ 1,791,000   $ 1,021,000   $    739,000   $ 14,068,000
                                          ------------  -----------  -----------   -----------   ------------   ------------

     Capital
        expenditures....................  $  9,465,000  $   600,000  $ 1,636,000   $   225,000   $  1,029,000   $ 12,955,000
                                          ------------  -----------  -----------   -----------   ------------   ------------

     Total assets.......................  $ 89,471,000  $15,559,000  $17,464,000   $29,994,000   $ 16,396,000   $168,884,000
                                          ------------  -----------  -----------   -----------   ------------   ------------
     -----------------------------------------------------------------------------------------------------------------------


                                                          Mutual                     Investments
                                           Technology      Fund          Asset         In New
     1996                                   Services     Services     Management      Business         Other         Total
     -------------------------------------------------------------------------------------------------------------------------
     Revenues...........................  $128,025,000  $62,874,000   $46,184,000    $10,354,000   $    380,000   $247,817,000
                                          ------------  -----------   -----------    -----------   ------------   ------------

     Operating
        income (loss)...................  $ 43,309,000  $15,874,000   $(2,971,000)   $(6,559,000)  $(13,566,000)  $ 36,087,000
                                          ------------  -----------   -----------    -----------   ------------

     Other income, net..................                                                                          $  1,857,000
                                                                                                                  ------------

     Income from
        continuing
        operations before
        income taxes....................                                                                          $ 37,944,000
                                                                                                                  ------------

     Depreciation and
        amortization....................  $  6,567,000  $ 1,367,000   $ 1,246,000    $   649,000   $    210,000   $ 10,039,000
                                          ------------  -----------   -----------    -----------   ------------   ------------

     Capital
        expenditures....................  $ 20,174,000  $ 1,277,000   $ 6,763,000    $   401,000   $  4,445,000   $ 33,060,000
                                          ------------  -----------   -----------    -----------   ------------   ------------

     Total assets.......................  $ 67,819,000  $13,283,000   $19,216,000    $26,964,000   $ 13,759,000   $141,041,000
                                          ------------  -----------   -----------    -----------   ------------   ------------
     -------------------------------------------------------------------------------------------------------------------------

     Other consists of expenses and assets attributable to corporate overhead groups that are not allocated to the operating segments for internal financial reporting purposes. Other in 1997 and 1996 also consists of the revenues, expenses, and assets of LSV, which are not allocated to any operating segment. Unallocated assets primarily consist of cash and cash equivalents, deferred tax assets, the investment in and assets of LSV, and certain other shared services assets.

     The following table presents the details of Other income (expense):

     FOR THE YEAR ENDED DECEMBER 31,                                      1998                1997                1996
     --------------------------------------------------------------------------------------------------------------------
     Equity in the earnings of
        unconsolidated affiliate...............................      $ 3,015,000       $        --          $       --
     Gain on sale of investments
        available for sale.....................................               --                --           1,097,000
     Interest income...........................................        1,558,000           983,000             808,000
     Interest expense..........................................       (2,575,000)       (2,488,000)            (48,000)
                                                                     -----------       -----------          ----------

                                                                     $ 1,998,000       $(1,505,000)         $1,857,000
     --------------------------------------------------------------------------------------------------------------------

     The following table presents revenues by country based on the location of the use of the product or services.

     FOR THE YEAR ENDED DECEMBER 31,                                      1998              1997              1996
     ------------------------------------------------------------------------------------------------------------------
     United States.............................................      $350,729,000      $277,655,000      $237,046,000
     Canada....................................................        10,183,000         9,952,000         8,785,000
     Other.....................................................         5,207,000         5,142,000         1,986,000
                                                                     ------------      ------------      ------------

                                                                     $366,119,000      $292,749,000      $247,817,000
     -----------------------------------------------------------------------------------------------------------------

     The following table presents assets based on its location.

                                                                          1998              1997              1996
     ---------------------------------------------------------------------------------------------------------------
     United States.............................................      $193,133,000      $141,652,000     $117,225,000
     Canada....................................................         3,706,000         3,708,000        4,030,000
     Other.....................................................        11,933,000        23,524,000       19,786,000
                                                                     ------------      ------------     ------------

                                                                     $208,772,000      $168,884,000     $141,041,000
     ---------------------------------------------------------------------------------------------------------------

NOTE 13 - RELATED PARTY TRANSACTIONS:

     SIMC, either by itself or through its wholly owned subsidiaries, is a party to Investment Advisory and Administration Agreements with several regulated investment companies ("RICs"), which are administered by the Company. Shares of the RICs are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, SIMC receives a fee for providing investment advisory, administrative, and accounting services to the RICs. The investment advisory and administration fee is a fixed percentage of the average daily net asset value of each RIC, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $152,076,000, $119,606,000, and $92,143,000 in 1998, 1997, and 1996, respectively. SIDCO is a party to Distribution Agreements with several RICs, which are advised and/or administered by SIMC. SIDCO receives a fee from the RICs for providing distribution services pursuant to the provisions of various Rule 12b-1 Plans adopted by the RICs. These distribution fees totaled $15,480,000, $7,269,000, and $4,026,000 in 1998, 1997, and 1996, respectively.


NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                        For the Three Months Ended
                                                        ----------------------------------------------------------
    1998                                                   MARCH 31      JUNE 30     SEPT. 30        DEC. 31
   ---------------------------------------------------------------------------------------------------------------
   Revenues.............................................  $81,871,000  $85,499,000  $90,492,000   $108,257,000
   Income from continuing operations
      before income taxes...............................  $12,458,000  $15,709,000  $18,546,000   $ 23,170,000
   Income from continuing operations....................  $ 7,597,000  $ 9,585,000  $11,551,000   $ 14,246,000
   Net income...........................................  $ 7,597,000  $ 9,585,000  $11,551,000   $ 14,956,000 (a)
   Basic earnings per common share
      from continuing operations........................  $       .43  $       .54  $       .64   $        .80
   Basic earnings per common share......................  $       .43  $       .54  $       .64   $        .84 (a)
   Diluted earnings per common share
      from continuing operations........................  $       .40  $       .50  $       .60   $        .75
   Diluted earnings per common share....................  $       .40  $       .50  $       .60   $        .79 (a)
   ---------------------------------------------------------------------------------------------------------------

     (a) Includes income from disposal of discontinued operations of $710,000 or $.04 basic earnings per common share and $.04 diluted earnings per common share (See Note 2).

                                                                      For the Three Months Ended
                                                        ------------------------------------------------------
   1997                                                    MARCH 31      JUNE 30     SEPT. 30      DEC. 31
   -----------------------------------------------------------------------------------------------------------

   Revenues.............................................  $63,504,000  $70,730,000  $74,283,000  $84,232,000
   Income before income taxes...........................  $ 8,001,000  $ 8,568,000  $11,105,000  $16,333,000
   Net income...........................................  $ 4,801,000  $ 5,141,000  $ 6,939,000  $ 9,963,000

   Basic earnings per common share......................  $       .26  $       .28  $       .38  $       .55

   Diluted earnings per common share....................  $       .25  $       .27  $       .36  $       .52
   -----------------------------------------------------------------------------------------------------------

                   SEI INVESTMENTS COMPANY AND SUBSIDIARIES
                   ----------------------------------------
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
       -----------------------------------------------------------------

                                                                Additions
                                                         ----------------------
                                               Balance at  Charged to  Charged                  Balance
                                               Beginning   Costs and   to Other                  at End
                 Description                    of Year     Expenses   Accounts  (Deductions)   of Year
---------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 1996:

    Allowance for doubtful accounts            $1,206,000    $144,000  $    --   $       --    $1,350,000
                                               ==========    ========  =======   ==========    ===========

For the Year Ended December 31, 1997:

    Allowance for doubtful accounts            $1,350,000    $     --  $    --   $ (150,000)   $1,200,000
                                               ==========    ========  =======   ==========    ===========

For the Year Ended December 31, 1998:

    Allowance for doubtful accounts            $1,200,000    $     --  $    --   $       --    $1,200,000
                                               ==========    ========  =======   ==========    ==========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

None.

                                   PART III
                                   --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "1999 Proxy Statement").

The executive officers of the Company are as follows:

ALFRED P. WEST, JR., 56, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.

HENRY H. GREER, 61, has been Chief Financial Officer since September 1996. Mr. Greer has been President and Chief Operating Officer since August 1990, and was an Executive Vice President from July 1990 to August 1990. Mr. Greer has been a Director since November 1979.

CARMEN V. ROMEO, 55, has been an Executive Vice President since December 1985. Mr. Romeo has been a Director since June 1979. Mr. Romeo was Treasurer and Chief Financial Officer from June 1979 to September 1996.

RICHARD B. LIEB, 51, has been an Executive Vice President since October 1990, and a Director since May 1995.

CARL A. GUARINO, 41, has been a Senior Vice President since April 1988, and was General Counsel from April 1988 to January 1994.

EDWARD D. LOUGHLIN, 48, has been an Executive Vice President since January 1994 and a Senior Vice President since January 1988.

DENNIS J. MCGONIGLE, 38, has been an Executive Vice President since July 1996. Mr. McGonigle has been a Senior Vice President since January 1994 and a Vice President since January 1991.

KEVIN P. ROBINS, 37, has been a Senior Vice President and General Counsel since January 1994 and a Vice President since January 1992.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

The information called for in this item is hereby incorporated by reference to the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

The information called for in this item is hereby incorporated by reference to the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

The information called for in this item is hereby incorporated by reference to the 1999 Proxy Statement.

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

               Report of Independent Public Accountants
               Consolidated Balance Sheets -- December 31, 1998 and 1997 Consolidated Statements of Operations -- For the years ended
                 December 31, 1998, 1997, and 1996
               Consolidated Statements of Shareholders' Equity -- For the years ended December 31, 1998, 1997, and 1996
               Consolidated Statements of Cash Flows -- For the years ended
                 December 31, 1998, 1997, and 1996
               Notes to Consolidated Financial Statements
               Schedule II -- Valuation and Qualifying Accounts

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

(b)            Reports on Form 8-K.  No reports on Form 8-K were filed by the
               -------------------
               Company during the quarter ended December 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SEI INVESTMENTS COMPANY

Date  March 29, 1999                    By /s/ Henry H. Greer
    -----------------------------          ---------------------------------
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


Date   March 29, 1999                   By /s/ Alfred P. West, Jr.
    -----------------------------          ---------------------------------
                                           Alfred P. West, Jr.
                                           Chairman of the Board,
                                           Chief Executive Officer,
                                           and Director

Date   March 29, 1999                   By /s/Carmen V. Romeo
    -----------------------------          ---------------------------------
                                           Carmen V. Romeo
                                           Executive Vice President and
                                           Director

Date   March 29, 1999                   By /s/ Richard B. Lieb
    -----------------------------          ---------------------------------
                                           Richard B. Lieb
                                           Executive Vice President and
                                           Director



Date   March 29, 1999                   By /s/ William M. Doran
    -----------------------------          ---------------------------------
                                           William M. Doran
                                           Director



Date   March 29, 1999                   By /s/ Henry H. Porter, Jr.
    -----------------------------          ---------------------------------
                                           Henry H. Porter, Jr.
                                           Director



Date   March 29, 1999                   By /s/ Kathryn M. McCarthy
    -----------------------------          ---------------------------------
                                           Kathryn M. McCarthy
                                           Director

                                 EXHIBIT INDEX
                                 -------------

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

   3.1 Articles of Incorporation of the Registrant as amended on January 21, 1983. (Incorporated by reference to exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982.)
   3.1.2 Amendment to Articles of Incorporation of the Registrant, dated May 21, 1992. (Incorporated by reference to exhibit 3.1.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)
   3.1.3 Amendment to Articles of Incorporation of the Registrant, dated May 26, 1994. (Incorporated by reference to exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)
   3.1.4 Amendment to Articles of Incorporation of the Registrant, dated November 21, 1996. (Incorporated by reference to exhibit 3.1.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
   3.2 By-Laws. (Incorporated by reference to exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.)
   3.2.1 Amendment to By-Laws, dated December 19, 1988. (Incorporated by reference to exhibit 3.2.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)
   3.2.2 Amendment to By-Laws, dated July 12, 1990. (Incorporated by reference to exhibit 3.2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.)
   4.1 Form of Certificate for Shares of Common Stock. (Incorporated by reference to exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)
   4.2*   Rights Agreement dated December 10, 1998.  (Page 68)

          Note: Exhibits 10.1 through 10.10 constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Registrant participate.

  10.1 Stock Option Plan, Amended, Restated and Renewed as of February 11, 1997. (Incorporated by reference to exhibit 99(a) to the Registrant's Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)
  10.1.1 1997 Stock Option Plan. (Incorporated by reference to exhibit 99(b) to the Registrant's Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)
  10.1.2 1997 Option Share Deferral Plan. (Incorporated by reference to exhibit 99(c) to the Registrant's Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)
  10.1.3 1998 Equity Compensation Plan. (Incorporated by reference to exhibit 99(f) to the Registrant's Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)
  10.2    Employee Stock Ownership Plan. (Incorporated by reference to exhibit
          10.3 (b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.)
  10.3 Employee Stock Purchase Plan, Amended and Restated as of May 8, 1991. (Incorporated by reference to exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)
  10.3.1 Employee Stock Purchase Plan as Amended and Restated on October 15, 1997. (Incorporated by reference to exhibit 99(e) to the Registrant's Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)
  10.4 SEI Capital Accumulation Plan. (Incorporated by reference to exhibit 99(e) to the Registrant's Registration Statement on Form S-8 (No. 333-41343) filed December 2, 1997.)
  10.5 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)
  10.5.1 Amendment 1997-1 to the Stock Option Plan for Non-Employee Directors. (Incorporated by reference to exhibit 10.5.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
  10.5.2 1997 Option Share Deferral Plan for Non-Employee Directors. (Incorporated by reference to exhibit 99(d) to the Registrant's Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

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

  10.14.9     Tenth Modification Agreement to the Credit Agreement, dated May
              31, 1996, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant.
              (Incorporated by reference to exhibit 10.14.9 to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1996.)
  10.14.10    Eleventh Modification Agreement to the Credit Agreement, dated
              October 1, 1996, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant.
              (Incorporated by reference to exhibit 10.14.10 to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1996.)
  10.14.11    Release and Modification Agreement to the Credit Agreement, dated
              February 20, 1997, between PNC Bank, National Association, successor by merger to Provident National Bank, and the
              Registrant. (Incorporated by reference to exhibit 10.14.11 to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996.)
  10.14.12    Thirteenth Modification Agreement to the Credit Agreement, dated
              May 30, 1997, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant.
              (Incorporated by reference to exhibit 10.14.12 to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1997.)
  10.14.13    Fourteenth Modification Agreement to the Credit Agreement, dated
              December 31, 1997, between PNC Bank, National Association, successor by merger to Provident National Bank, and the
              Registrant. (Incorporated by reference to exhibit 10.14.13 to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1997.)
  10.14.14*   Fifteenth Modification Agreement to the Credit Agreement, dated
              March 31, 1998, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Page
              111)
  10.14.15*   Sixteenth Modification Agreement to the Credit Agreement, dated
              May 29, 1998, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Page 115)
  10.14.16*   Seventeenth Modification Agreement to the Credit Agreement, dated
              September 29, 1998, between PNC Bank, National Association, successor by merger to Provident National Bank, and the
              Registrant. (Page 119)
  10.15       Pledge Agreement, dated May 31, 1992, between Provident National
              Bank and the Registrant. (Incorporated by reference to exhibit
              10.13 to the Registrant's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1992.)
  10.16       Master Lease Agreement, dated December 29, 1989, between Varilease
              Corporation and the Registrant, as amended. (Incorporated by reference to exhibit 10.14 to the Registrant's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1992.)
  10.17       Note Purchase Agreement, dated as of February 24, 1997, with respect to the issuance by the Registrant of $20,000,000 7.20%
              Senior Notes, Series A, due February 24, 2007, and $15,000,000
              7.27% Senior Notes, Series B, due February 24, 2012. (Incorporated
              by reference to exhibit 10.17 to the Registrant's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1996.)
  10.17.1*    First Amendment, dated December 15, 1998, to Note Purchase
              Agreement, dated February 24, 1997.  (Page 123)
  21*         Subsidiaries of the Registrant.  (Page 131)
  23*         Consent of Independent Public Accountants.  (Page 133)
  27*         Financial Data Schedule
  99*         Miscellaneous exhibits.  (Page 135)

* Filed herewith as an exhibit to this Form 10-K.