Form 10-Q
period 1999-03-31
SEI CORP
filed 1999-05-14
CIK 350894

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)*
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                                     0-10200
                            (Commission File Number)

                             SEI INVESTMENTS COMPANY
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                       23-1707341
  (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                         Identification Number)

              1 Freedom Valley Drive, Oaks, Pennsylvania 19456-1100
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 676-1000
              (Registrant's telephone number, including area code)

                                       N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

*APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

*APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999: 17,699,246 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                           Consolidated Balance Sheets
                                 (In thousands)



                                                    March 31, 1999      December 31, 1998
                                                    --------------      -----------------
                                                      (unaudited)
Assets

Current assets:

Cash and cash equivalents                              $ 22,138            $ 52,980
Receivables from regulated investment companies          20,494              18,999
Receivables, net of allowance for doubtful
    accounts of $1,200                                   33,253              27,919
Loans receivable available for sale                       1,995               2,167
Prepaid expenses                                          3,833               3,846
Deferred income taxes                                     9,240               7,598
                                                       --------            --------

         Total current assets                            90,953             113,509
                                                       --------            --------

Property and equipment, net of accumulated
    depreciation and amortization of $60,312
    and $57,452                                          63,947              62,761
                                                       --------            --------

Capitalized software, net of accumulated
    amortization of $8,645 and $8,238                    16,915              17,068
                                                       --------            --------

Other assets, net                                        21,429              15,434
                                                       --------            --------

         Total Assets                                  $193,244            $208,772
                                                       ========            ========


        The accompanying notes are an integral part of these statements.

                           Consolidated Balance Sheets
                        (In thousands, except par value)


                                                              March 31,1999          December 31, 1998
                                                              -------------          -----------------
                                                               (unaudited)
Liabilities and Shareholders' Equity

Current liabilities:

Current portion of long-term debt                               $   2,000                $   2,000
Accounts payable                                                    6,136                    6,805
Accrued compensation                                               16,145                   32,105
Accrued proprietary fund services                                  12,189                   10,370
Accrued consulting services                                         8,805                    6,934
Accrued discontinued operations disposal costs                      3,380                    3,860
Other accrued liabilities                                          40,069                   35,209
Deferred revenue                                                   13,293                   13,511
                                                                ---------                ---------

         Total current liabilities                                102,017                  110,794
                                                                ---------                ---------


Long-term debt                                                     29,000                   31,000
                                                                ---------                ---------

Deferred income taxes                                               7,885                    7,293
                                                                ---------                ---------


Shareholders' equity:

Common stock, $.01 par value, 100,000 shares
   authorized; 17,699 and 17,861 shares issued
   and outstanding                                                    177                      179
Capital in excess of par value                                     54,786                   57,541
Retained earnings                                                      --                    2,422
Accumulated other comprehensive losses                               (621)                    (457)
                                                                ---------                ---------

         Total shareholders' equity                                54,342                   59,685
                                                                ---------                ---------

         Total Liabilities and Shareholders' Equity             $ 193,244                $ 208,772
                                                                =========                =========




        The accompanying notes are an integral part of these statements.

                        Consolidated Statements of Income
                                   (unaudited)
                      (In thousands, except per share data)

                                                                       Three Months
                                                             ----------------------------------
                                                                      Ended March 31,
                                                             ----------------------------------
                                                                1999                     1998
                                                             ---------                ---------
Revenues                                                     $ 104,318                $  81,871

Expenses:
   Operating and development                                    50,763                   44,170
   Sales and marketing                                          27,106                   22,039
   General and administrative                                    3,130                    3,222
                                                             ---------                ---------

Income from operations                                          23,319                   12,440

Equity in the earnings of unconsolidated affiliate               1,478                      510
Interest income                                                    498                      220
Interest expense                                                  (598)                    (712)
                                                             ---------                ---------

Income before income taxes                                      24,697                   12,458
Income taxes                                                     9,508                    4,861
                                                             ---------                ---------

Net income                                                      15,189                    7,597
                                                             ---------                ---------

Other comprehensive loss, net of tax:
     Foreign currency translation adjustments,
         net of income tax benefit of $52 and $17                  (83)                     (27)
     Unrealized holding losses on investments,
         net of income tax benefit of $51 and $16                  (81)                     (26)
                                                             ---------                ---------

Other comprehensive loss                                          (164)                     (53)
                                                             ---------                ---------

Comprehensive income                                         $  15,025                $   7,544
                                                             =========                =========



Basic earnings per common share                              $     .85                $     .43
                                                             =========                =========


Diluted earnings per common share                            $     .79                $     .40
                                                             =========                =========


        The accompanying notes are an integral part of these statements.

                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                                  Three Months
                                                                         ------------------------------
                                                                                 Ended March 31,
                                                                         ------------------------------
                                                                           1999                  1998
                                                                         --------              --------
Cash flows from operating activities:
Net income                                                               $ 15,189              $  7,597
Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                         3,532                 3,580
      Equity in the earnings of unconsolidated affiliate                   (1,478)                 (510)
      Other                                                                (3,337)               (1,536)
      Change in current assets and liabilities:
         Decrease (increase) in
            Receivables from regulated investment companies                (1,495)               (1,228)
            Receivables                                                    (5,334)                1,883
            Loans receivable available for sale                               172                 8,602
            Prepaid expenses                                                   13                   228
         Increase (decrease) in
            Accounts payable                                                 (669)                1,882
            Accrued compensation                                          (15,960)              (14,358)
            Accrued proprietary fund services                               1,819                   560
            Accrued consulting services                                     1,871                 3,093
            Accrued discontinued operations disposal costs                   (480)                 (953)
            Other accrued liabilities                                       7,718                 4,647
            Deferred revenue                                                  218                   321
                                                                         --------              --------
         Net cash provided by operating activities                          1,779                13,808
                                                                         --------              --------

Cash flows from investing activities:
      Additions to property and equipment                                  (4,401)               (2,914)
      Additions to capitalized software                                      (254)               (1,307)
      Purchase of investments available for sale                               --                (3,000)
      Other                                                                (2,740)                 (376)
                                                                         --------              --------
         Net cash used in investing activities                             (7,395)               (7,597)
                                                                         --------              --------

Cash flows from financing activities:
      Payment on long-term debt                                            (2,000)               (2,000)
      Purchase and retirement of common stock                             (25,451)              (11,610)
      Proceeds from issuance of common stock                                2,092                 4,589
      Tax benefit on stock options exercised                                2,991                 5,653
      Payment of dividend                                                  (2,858)               (2,487)
                                                                         --------              --------
         Net cash used in financing activities                            (25,226)               (5,855)
                                                                         --------              --------

Net increase (decrease) in cash and cash equivalents                      (30,842)                  356

Cash and cash equivalents, beginning of period                             52,980                16,891
                                                                         --------              --------

Cash and cash equivalents, end of period                                 $ 22,138              $ 17,247
                                                                         ========              ========



        The accompanying notes are an integral part of these statements.

                   Notes to Consolidated Financial Statements


Note 1.   Summary of Significant Accounting Policies

          Nature of Operations
          --------------------
          SEI Investments Company (the "Company") is organized around its four primary business lines: Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. The Technology Services segment includes the Trust 3000 product line and trust operations outsourcing. The Asset Management segment provides investment solutions through various investment products and services distributed directly or through professional investment advisors, financial planners, and other financial intermediaries to institutional and high-net-worth markets. The Mutual Fund Services segment provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. Investments in New Business consists of the Company's Canadian and international operations which provide investment advisory services globally through investment products and services and performance evaluation and consulting services to Canadian pension plans.

          Summary Financial Information and Results of Operations
          -------------------------------------------------------
          In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999, the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

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

          Property and Equipment
          ----------------------
          Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                    Estimated
                                                                                                   Useful Lives
                                                March 31, 1999           December 31, 1998          (In Years)
                                                ---------------          -----------------         ------------
Equipment                                       $  54,275,000             $  53,739,000                 3 to 5
Buildings                                          33,699,000                28,303,000               10 to 39
Land                                                7,641,000                 6,993,000                    N/A
Purchased software                                 11,421,000                10,270,000                      3
Furniture and fixtures                             10,770,000                10,284,000                 3 to 5
Leasehold improvements                              6,453,000                 6,791,000             Lease Term
Construction in progress                                   --                 3,833,000                    N/A
                                                -------------             -------------

                                                  124,259,000               120,213,000
Less:  Accumulated depreciation
          and amortization                        (60,312,000)              (57,452,000)
                                                -------------             -------------

Property and Equipment, net                     $  63,947,000             $  62,761,000
                                                =============             =============

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

          Capitalized Software
          --------------------
          The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 8.9 years.

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

                                                                    For the three month period ended
                                                                             March 31, 1999
                                                          -----------------------------------------------------
                                                            Income                 Shares             Per Share
                                                          (Numerator)           (Denominator)          Amount
                                                          -----------           -------------          ------
          Basic earnings per common share                 $15,189,000             17,867,000            $.85
                                                                                                        ====

          Dilutive effect of stock options                         --              1,417,000
                                                          -----------            -----------

          Diluted earnings per common share               $15,189,000             19,284,000            $.79
                                                          ===========            ===========            ====


                                                                    For the three month period ended
                                                                             March 31, 1998
                                                          -----------------------------------------------------

                                                             Income                 Shares            Per Share
                                                          (Numerator)            (Denominator)         Amount
                                                          -----------            -------------         ------
          Basic earnings per common share                 $ 7,597,000             17,750,000            $.43
                                                                                                        ====

          Dilutive effect of stock options                         --              1,399,000
                                                          -----------            -----------

          Diluted earnings per common share               $ 7,597,000             19,149,000            $.40
                                                          ===========            ===========            ====


          All options outstanding during the first quarter of 1999 and 1998 were included in the diluted earnings per common share calculation.

          Statements of Cash Flows
          ------------------------
          For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

          Supplemental disclosures of cash paid/received during the three months ended March 31 is as follows:


                                                        1999             1998
                                                        ----             ----
          Interest paid                              $1,206,000       $1,343,000
          Interest and dividends received            $  551,000       $  226,000
          Income taxes paid                          $  545,000       $2,456,000


          Reclassifications
          -----------------
          The financial statements for prior periods have been reclassified to conform with the current period's presentation.

Note 2. Comprehensive Income - The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income includes net income, foreign currency translation adjustments, and unrealized holding gains and losses and is presented on the accompanying Consolidated Statements of Income.

                              Foreign        Unrealized        Accumulated
                             Currency         Holding             Other
                            Translation       Losses         Comprehensive
                            Adjustments    on Investments        Losses
                            -----------    --------------        ------
Beginning balance            $(408,000)      $ (49,000)         $(457,000)
Current period change          (83,000)        (81,000)          (164,000)
                             ---------       ---------          ---------

    Ending Balance           $(491,000)      $(130,000)         $(621,000)
                             =========       =========          =========



Note 3. Receivables - Receivables on the accompanying Consolidated Balance Sheets consist of the following:

                                          March 31, 1999  December 31, 1998
                                          --------------  -----------------
Trade receivables                          $ 18,876,000      $ 14,586,000
Fees earned, not received                     2,639,000         2,558,000
Fees earned, not billed                      12,938,000        11,975,000
                                           ------------      ------------

                                             34,453,000        29,119,000
Less:  Allowance for doubtful accounts       (1,200,000)       (1,200,000)
                                           ------------      ------------

                                           $ 33,253,000      $ 27,919,000
                                           ============      ============

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


Note 4. Loans Receivable Available for Sale - Loans receivable available for sale represent loans which were purchased through SEI Capital AG, which is based in Zurich. These receivables are reported at the lower of cost or market, and any difference between the purchase price and the related loan principal amount is recognized as an adjustment of the yield over the life of the loan using the effective interest method. Each loan receivable involves various risks, including, but not limited to, country, interest rate, credit, and liquidity risk. Management evaluates and monitors these risks on a continuing basis to ensure that these loan receivables are recorded at their realizable value. This evaluation is based upon management's best estimates and the amounts the Company will ultimately realize could differ from these estimates. The Company intends to sell these loans within one year from the balance sheet date.

Note 5. Other Assets - Other assets on the accompanying Consolidated Balance Sheets consist of the following:

                                            March 31, 1999      December 31,1998
                                            --------------      ----------------
Investment in unconsolidated affiliate       $ 3,660,000           $ 2,573,000
Investments available for sale                 2,813,000             3,565,000
Other, net                                    14,956,000             9,296,000
                                             -----------           -----------

Other assets                                 $21,429,000           $15,434,000
                                             ===========           ===========


          Investment in Unconsolidated Affiliate - In 1994, the Company and three leading academics in the field of finance formed a general partnership, LSV Asset Management ("LSV"). LSV is a registered investment advisor which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the investment sub-advisor to a portion of SEI Large Cap Value Fund and SEI Small Cap Value Fund, as well as portfolio manager to a portion of the Company's global investment products. The Company accounts for LSV using the equity method of accounting due to a less than 50 percent ownership. The Company's portion of LSV's net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income.

          The following table contains the Condensed Statements of Income of LSV for the three months ended March 31:

                                              1999                       1998
                                           ----------                 ----------
          Revenues                         $4,469,000                 $1,764,000
                                           ==========                 ==========

          Net income                       $3,143,000                 $1,075,000
                                           ==========                 ==========

          The following table contains the Condensed Balance Sheets of LSV:

                                         March 31, 1999        December 31, 1998
                                         --------------        -----------------
          Current assets                   $7,889,000             $6,284,000
          Non-current assets                  175,000                100,000
                                           ----------             ----------

          Total assets                     $8,064,000             $6,384,000
                                           ==========             ==========

          Current liabilities              $  508,000             $1,096,000
          Partners' capital                 7,556,000              5,288,000
                                           ----------             ----------
          Total liabilities and
             partners' capital             $8,064,000             $6,384,000
                                           ==========             ==========

          Investments Available for Sale - Investments available for sale consist of mutual funds sponsored by the Company which are primarily invested in equity securities. The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of Shareholders' equity. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Income.

          At March 31, 1999, Investments available for sale had an aggregate cost of $3,025,000 and an aggregate market value of $2,813,000 with gross unrealized losses of $212,000. At that date, the unrealized holding losses of $130,000 (net of income tax benefit of $82,000) were reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets. The Company liquidated certain investments in the first quarter of 1999 and recognized a minimal gain on the dispostion of these investments which was immaterial.

          At December 31, 1998, Investments available for sale had an aggregate cost of $3,645,000 and an aggregate market value of $3,565,000 with gross unrealized losses of $80,000. At that date, the unrealized holding losses of $49,000 (net of income tax benefit of $31,000) were reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.


Note 6. Line of Credit - The Company has a line of credit agreement (the "Agreement") with its principal lending institution which provides for borrowings of up to $50,000,000. The Agreement ends on May 31, 1999, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. Management believes the Agreement will be extended. The line of credit, when utilized, accrues interest at the Prime rate or three-tenths percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-tenth percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. The Company had no outstanding borrowings on its line of credit at March 31, 1999.


Note 7. Long-term Debt - On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000,000 of 7.20% Senior Notes, Series A, and $15,000,000 of 7.27% Senior Notes, Series B, (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company's line of credit at that date. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. None of these covenants negatively affect the Company's liquidity or capital resources.

          Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its second principal payment of $2,000,000 in February 1999. The current portion of the Notes amounted to $2,000,000 at March 31, 1999. The carrying amount of the Company's long-term debt approximates its fair value.

Note 8. Common Stock Buyback - The Board of Directors has authorized the purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $323,365,000, including an additional authorization of $25,000,000 in April 1999. Through March 31, 1999, a total of 15,768,000 shares at an aggregate cost of $289,729,000 have been purchased and retired. The Company purchased 265,000 shares at a total cost of $25,451,000 during the first quarter of 1999.

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


Note 9. Dividend - On December 10, 1998, the Board of Directors declared a cash dividend of $.16 per share on the Company's common stock, which was paid on January 25, 1999, to shareholders of record on January 5, 1999.


Note 10. Segment Information - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report financial information about operating segments in financial statements. SFAS 131 also requires additional disclosures about product and services, geographic areas, and major customers. The Company adopted SFAS 131 in its December 31, 1998 financial statements. All prior period segment information has been restated to conform with the provisions of SFAS 131.

          The Company is organized around its four primary business lines:
          Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. The Technology Services segment includes the Company's Trust 3000 product line and trust operations outsourcing. The Asset Management segment provides investment solutions through various investment products and services distributed directly or through professional investment advisors, financial planners, and other financial intermediaries to institutional and high-net-worth markets. The Mutual Fund Services segment provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. The Investments in New Business segment consists of the Company's Canadian and international operations which provides investment advisory services globally through investment products and services and performance evaluation and consulting services to Canadian pension plans.

          The information in the following tables is derived from the Company's internal financial reporting used for corporate management purposes. The accounting policies of the reportable segments are the same as those described in Note 1. The Company's management evaluates financial performance of its operating segments based on income before income taxes.

          The following tables highlight certain unaudited financial information about each of the Company's segments for the three months ended March 31, 1999 and 1998.

                                                                      Mutual         Investments
                                  Technology         Asset             Fund            In New
                                   Services        Management        Services         Business            Other            Total
                                  ----------       ----------        --------        -----------          -----            -----

                                                           For the Three-Month Period Ended March 31, 1999
                                 ---------------------------------------------------------------------------------------------------
Revenues                         $ 46,153,000     $ 28,342,000     $ 26,031,000     $  3,792,000                        $104,318,000
                                 ------------     ------------     ------------     ------------                        ------------

Operating
   income (loss)                 $ 14,322,000     $  8,479,000     $  5,563,000     $ (1,915,000)     $ (3,130,000)     $ 23,319,000
                                 ------------     ------------     ------------     ------------      ------------

Other income, net                                                                                                       $  1,378,000
                                                                                                                        ------------

Income before
   income taxes                                                                                                         $ 24,697,000
                                                                                                                        ------------

Depreciation and
   amortization                  $  2,505,000     $    480,000     $    305,000     $    152,000      $     90,000      $  3,532,000
                                 ------------     ------------     ------------     ------------      ------------      ------------

Capital
   expenditures                  $  2,627,000     $    843,000     $    163,000     $    224,000      $    544,000      $  4,401,000
                                 ------------     ------------     ------------     ------------      ------------      ------------

                                                           For the Three-Month Period Ended March 31, 1998
                                 --------------------------------------------------------------------------------------------------
Revenues                         $ 39,177,000     $ 18,680,000     $ 21,430,000     $  2,584,000                        $ 81,871,000
                                 ------------     ------------     ------------     ------------                        ------------

Operating
   income (loss)                 $  7,765,000     $  4,281,000     $  5,441,000     $ (1,825,000)     $ (3,222,000)     $ 12,440,000
                                 ------------     ------------     ------------     ------------      ------------

Other income, net                                                                                                       $     18,000
                                                                                                                        ------------
Income before
   income taxes                                                                                                         $ 12,458,000
                                                                                                                        ------------

Depreciation and
   amortization                  $  2,365,000     $    421,000     $    378,000     $    224,000      $    192,000      $  3,580,000
                                 ------------     ------------     ------------     ------------      ------------      ------------

Capital
   expenditures                  $  2,087,000     $    365,000     $     95,000     $    113,000      $    254,000      $  2,914,000
                                 ------------     ------------     ------------     ------------      ------------      ------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (In thousands, except per share data)

We are organized around our four business lines: Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. Financial information on each of these segments is reflected in Note 10 of the Notes to Consolidated Financial Statements.

Results of Operations

First Quarter Ended March 31, 1999 Compared to First Quarter Ended March 31,
1998

Consolidated Overview

Income Statement Data
(In thousands, except per common share data)          1ST QTR               1ST QTR               PERCENT
                                                       1999                  1998                 CHANGE
                                                     ---------             ---------             ---------
Revenues:
   Technology Services Segment                       $  46,153             $  39,177                 18%
   Asset Management Segment                             28,342                18,680                 52%
   Mutual Fund Services Segment                         26,031                21,430                 21%
   Investments in New Business Segment                   3,792                 2,584                 47%
                                                     ---------             ---------
     Total revenues                                  $ 104,318             $  81,871                 27%

Operating Income (Loss):
   Technology Services Segment                       $  14,322             $   7,765                 84%
   Asset Management Segment                              8,479                 4,281                 98%
   Mutual Fund Services Segment                          5,563                 5,441                  2%
   Investments in New Business Segment                  (1,915)               (1,825)                (5%)
   General and Administrative                           (3,130)               (3,222)                 3%
                                                     ---------             ---------
     Income from operations                             23,319                12,440                 87%

Other income, net                                        1,378                    18                 --
                                                     ---------             ---------

Income before income taxes                              24,697                12,458                 98%

Income taxes                                             9,508                 4,861                 96%
                                                     ---------             ---------
Net Income                                           $  15,189             $   7,597                100%
                                                     =========             =========

Diluted earnings per common share                    $     .79             $     .40                 98%
                                                     =========             =========


Revenues and earnings increased in the first quarter of 1999 primarily due to new business activity generated in the Technology Services and Asset Management segments. Technology Services experienced a significant increase in operating profits as a result of new clients that have been fully or partially implemented onto our TRUST 3000 product line. Operating profits in Asset Management were boosted by a significant increase in assets under management. Assets under management increased primarily due to new business generated in our investment advisory and institutional asset management businesses. Revenues and earnings are expected to increase assuming the sales momentum in Asset Management can be sustained and as new trust technology clients are implemented. However, continued consolidation in the banking industry or a prolonged unfavorable change in the financial securities markets could impede growth in revenues and earnings.

Asset Balances
(In millions)

                                                               As of March 31
                                                        ----------------------------             PERCENT
                                                          1999                1998               CHANGE
                                                        --------         -----------            --------
Assets invested in equity and
   fixed income programs                                $ 27,559            $ 18,536               49%
Assets invested in liquidity funds                        21,668              18,793               15%
                                                        --------            --------
   Assets under management                                49,227              37,329               32%

Client proprietary assets under administration           139,865              90,821               54%
                                                        --------            --------
   Assets under administration                          $189,092            $128,150               48%
                                                        ========            ========

Assets under management for high-net-worth and institutional investors consist of assets invested in our equity and fixed income investment programs and liquidity funds for which we provide management services. Assets under administration consist of assets for which we provide administrative services, which includes assets invested in our investment programs, liquidity funds, and clients' proprietary mutual funds.

Technology Services

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

                                      1ST QTR           1ST QTR            DOLLAR              PERCENT
                                       1999               1998             CHANGE              CHANGE
                                     --------           --------           -------             -------
Revenues:
Trust technology services            $41,372            $35,539            $ 5,833               16%
Trust operations outsourcing           4,781              3,638              1,143               31%
                                     -------            -------            -------
     Total revenues                   46,153             39,177              6,976               18%

Expenses:
Operating and development             24,141             24,646               (505)              (2%)
Sales and marketing                    7,690              6,766                924               14%
                                     -------            -------            -------

     Total operating profits         $14,322            $ 7,765            $ 6,557               84%
                                     =======            =======            =======


Trust technology services revenues increased due to an increase in recurring processing fees generated from new clients that had been sold in prior years and were fully or partially implemented during 1998. These new trust technology client relationships contributed an incremental $5.7 million in recurring processing fees and an incremental $4.5 million in implementation fees in the first quarter of 1999. Trust technology clients that terminated their contract for processing services in 1998 negatively affected recurring processing fees by $1.5 million in the first quarter of 1999. Additionally, $3.5 million in one-time buyout fees were recognized in the first quarter of 1998 associated with lost trust technology clients. Revenues earned from bank clients utilizing our liquidity products and brokerage services increased slightly and accounts for approximately 17 percent of total trust technology services revenues in the first quarter of 1999 and 19 percent in the first quarter of 1998. Average assets under management invested in our liquidity products from bank clients were $16.8 billion for the first quarter of 1999 and 1998. Future recurring processing fees are expected to increase as these new trust technology clients are successfully implemented onto the TRUST 3000 product line by mid-1999.

Our trust operations outsourcing business continued to gain momentum in the first quarter of 1999 through the generation of new business. Revenues earned from processing services accounts for approximately 58 percent of total trust operations outsourcing revenues in the first quarter of 1999 and 1998, while custody and investment solutions comprise the remaining 42 percent.

Operating profits and profit margin for Technology Services increased significantly in the first quarter of 1999. Profit margin in the first quarter of 1999 was 31 percent, as compared to 20 percent in the first quarter of 1998. The increase in profits and margin were primarily due to the increase in revenues, as well as expense control in planned expenditures. As a percentage of sales, operating and development expenses decreased to 52 percent from 63 percent and sales and marketing expenses remained flat at 17 percent. Operating and development expenses in the first quarter of 1998 included substantial nonrecurring costs associated with the evaluation and enhancement of the trust technology implementation process for new clients.

We expect to see continued growth in our existing markets in the near term, and also begin to realize a payback on our investments in new markets and services. Also, operating profits should be favorably affected if sales momentum of the trust operations outsourcing product continues. However, we do intend to reinvest a portion of profits into new technology and information products and this will result in some increase to expenses. Year 2000 is also a short-term challenge as some institutions are resistant to acquiring new systems before next year. However, this could become an opportunity if a trust institution experiences difficulty in making their existing system Year 2000 compliant. In addition, consolidation within the banking industry continues to be a major strategic issue facing this segment.

Asset Management

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

                                1ST QTR      1ST QTR        DOLLAR      PERCENT
                                 1999         1998          CHANGE      CHANGE
                                -------      -------       --------     -------
Revenues:
Investment management fees      $23,685      $15,407       $ 8,278        54%
Liquidity management fees         4,657        3,273         1,384        42%
                                -------      -------       -------
     Total revenues              28,342       18,680         9,662        52%

Expenses:
Operating and development         8,082        5,900         2,182        37%
Sales and marketing              11,781        8,499         3,282        39%
                                -------      -------       -------

     Total operating profits    $ 8,479      $ 4,281       $ 4,198        98%
                                =======      =======       =======


The increase in Investment management fees was primarily due to growth in assets under management generated through new business. Average assets under management increased $5.8 billion or 45 percent to $18.8 billion for the first quarter of 1999, as compared to $13.0 billion for the first quarter of 1998. Our investment advisory business continued to generate new business through the successful recruiting of new registered investment advisors. We have also been working closely with our existing advisors to increase their asset-gathering potential by growing their existing client base. We anticipate the sales momentum experienced in our investment advisory business to continue. Our Institutional asset management business also experienced an increase in new business. During the first quarter of 1999, new relationships were established which contributed approximately $650 million of new asset sales. Additionally, the current favorable trend experienced in the financial securities markets boosted growth in assets under management in both our investment advisory and institutional asset management businesses.

The increase in Liquidity management fees was due to an increase in assets under management invested in our liquidity funds from institutional clients. Average assets under management increased $2.1 billion or 70 percent to $5.0 billion for the first quarter of 1999, as compared to $2.9 billion for the first quarter of 1998. The increase in assets under management was due to the carryover of sales activities that occurred late in the fourth quarter of 1998 and new sales of our cash sweep technology product. Also, client cash flows are cyclical and typically run higher in the first quarter.

The Asset Management segment experienced a significant increase in operating profits primarily due to growth in assets under management. Profit margin continued to improve substantially due to our ability to leverage on our infrastructure despite investments in technology to improve our service and productivity. Profit margin rose to 30 percent for the first quarter of 1999, as compared to 23 percent for the first quarter of 1998. As a percentage of sales, operating and development expenses decreased to 29 percent from 32 percent and sales and marketing expenses decreased to 41 percent from 45 percent. With the increased sales momentum in our investment advisory business and our ability to leverage expenses over higher net incremental assets, this segment is expected to produce favorable operating results in the near term. However, any significant devaluation in the financial securities markets could negatively affect future revenues and profits.

Mutual Fund Services

The Mutual Fund Services segment provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. These services include fund administration and accounting, legal, shareholder recordkeeping, and marketing.

                                  1ST QTR       1ST QTR      DOLLAR     PERCENT
                                   1999           1998       CHANGE     CHANGE
                                  -------       -------     -------     -------
Total revenues                    $26,031       $21,430     $ 4,601       21%

Expenses:
Operating and development          16,263        12,191       4,072       33%
Sales and marketing                 4,205         3,798         407       11%
                                  -------       -------     -------

     Total operating profits      $ 5,563       $ 5,441     $   122        2%
                                  =======       =======     =======


The increase in Mutual fund services revenues was fueled by growth in proprietary fund balances. Average proprietary fund balances increased $34.8 billion or 40 percent to $121.3 billion for the first quarter of 1999 versus $86.5 billion for the first quarter of 1998. Average proprietary fund balances increased due to growth in existing complexes and the conversions of a large bank and non-bank complex during 1998. Growth in existing complexes resulted from banks being able to successfully convince their customers to invest assets in bank sponsored mutual funds. However, average basis points earned decreased primarily due to two factors. First, there has been a change in the mix of clients from the first quarter of 1998 as lower margin clients have replaced higher margin clients. Second, fees from some clients have been reduced in exchange for longer-term contracts. The outlook for mutual fund services revenues remains optimistic. The non-bank investment management market has been receptive to our mutual fund services. Initially, the size of these complexes will be smaller and therefore these deals will not generate as much revenues as large bank complexes. We believe that this will be a continually growing market in terms of the number of institutions seeking mutual fund services. Also, we continue to contract new business in offshore markets.

Although revenues increased 21 percent, operating profits increased only 2 percent. Profit margin in the first quarter of 1999 decreased to 21 percent, as compared to 25 percent for the first quarter of 1998. A significant increase in operating and development expenses negatively affected operating profits in the first quarter of 1999. As a percentage of sales, operating and development expenses increased to 63 percent from 57 percent and sales and marketing expenses decreased to 16 percent from 18 percent. The recontracting of some existing clients generated a substantial increase in direct marketing expenses. Also, investments have been made to enhance services as well as establishing distribution channels for our mutual fund services in the non-bank and global markets.

The market for traditional mutual fund services for banks is maturing and fewer new bank proprietary mutual fund complexes are being established. Also, many of the largest banks with well-established complexes have grown their mutual funds to the point where they are less reliant on the services of an outsourcer. As a result, profit margin is expected to remain relatively flat in the near term. Expanding services into the non-bank and offshore markets could produce additional opportunities that could favorably affect operating profits. However, continued consolidations in the banking industry and a significant prolonged unfavorable change in the financial securities markets could negatively affect revenues and profits.

Investments in New Business

Investments in New Business consist of our Canadian and international operations. Products being offered in Canada include investment advisory, performance evaluation and consulting services to Canadian pension plans. International operations consist of various investment products and services providing investment solutions to institutional and high-net-worth investors outside North America.

                                 1ST QTR       1ST QTR     DOLLAR      PERCENT
                                  1999          1998       CHANGE      CHANGE
                                 -------       -------     -------     -------
Total revenues                   $ 3,792       $ 2,584     $ 1,208       47%

Expenses:
Operating and development          2,277         1,433         844       59%
Sales and marketing                3,430         2,976         454       15%
                                 -------       -------     -------

     Total operating losses      $(1,915)      $(1,825)    $   (90)      (5%)
                                 =======       =======     =======


The increase in revenues from this segment is primarily due to an increase in assets under management from our Canadian and offshore asset management businesses. Also, the acquisition of a Mexican based investment advisory firm in the fourth quarter of 1998 partially contributed to the growth in revenues. Our Canadian and offshore asset management business accounted for 56 percent of total segment revenues in the first quarter of 1999, as compared to 35 percent in the first quarter of 1998. The performance evaluation and consulting business accounted for the remaining 44 percent in the first quarter of 1999, as compared to 65 percent in the first quarter of 1998. This transition is due to various acquisitions of offshore investment advisory firms during the past 18 months.

Our offshore enterprises are looking to capitalize on international growth opportunities by creating distribution channels for our investment products and services outside North America. Our efforts are currently focused on four main regions: Europe, East Asia, Latin America, and South Africa. These offshore enterprises accounted for approximately 31 percent of total segment revenues in the first quarter of 1999, as compared to 20 percent in the first quarter of 1998. Revenues from any one region were immaterial as a percentage of total segment revenues.

Operating results were affected by substantial investments made in foreign markets. Our strategy for this year will be on further penetrating markets within the European and South African region through distribution arrangements, continuing to integrate and grow our recently acquired businesses in Argentina and Mexico, and strengthening our new joint venture in Korea. We will continue to explore additional markets for future expansion, especially in Asia and Latin America, but don't envision any major market entries in these regions in 1999.

Other

General and administrative expenses decreased 3 percent to $3,130 for the first quarter of 1999, as compared to $3,222 for the first quarter of 1998. As a percentage of total consolidated revenues, general and administrative expenses were 3 percent for the first quarter of 1999, as compared to 4 percent for the first quarter of 1998.

Other income on the accompanying Consolidated Statements of Income consist of the following:


                                                            1ST QTR     1ST QTR
                                                              1999        1998
                                                            -------     -------
Equity in the earnings of unconsolidated affiliate          $ 1,478     $   510
Interest income                                                 498         220
Interest expense                                               (598)       (712)
                                                            -------     -------

Total other income, net                                     $ 1,378     $    18
                                                            =======     =======


Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership in the general partnership of LSV Asset Management ("LSV") (See Note 5 of the Notes to Consolidated Financial Statements). Our interest in LSV's net earnings was $1,478 for the first quarter of 1999 and $510 for the first quarter of 1998. The increase in LSV's net earnings is due to an increase in assets under management. Average assets under management for LSV were $4.1 billion for the first quarter of 1999, as compared to $1.7 billion for the first quarter of 1998.

Interest income for the first quarter of 1999 was $498, as compared to $220 for the first quarter of 1998. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for the first quarter of 1999 was $598, as compared to $712 for the first quarter of 1998. Interest expense relates to the issuance of long-term debt in early 1997 and borrowings on our line of credit. Interest expense decreased due to a lower carrying balance on our long-term debt and less borrowings on our line of credit in the first quarter of 1999 than in the first quarter of 1998.

Liquidity and Capital Resources

                                                               Three Months
                                                           ---------------------
                                                              Ended March 31,
                                                           ---------------------
                                                             1999        1998
                                                           --------    --------
Net cash provided by operating activities                  $  1,779    $ 13,808
Net cash used in investing activities                        (7,395)     (7,597)
Net cash used in financing activities                       (25,226)     (5,855)
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents        (30,842)        356

Cash and cash equivalents, beginning of period               52,980      16,891
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 22,138    $ 17,247
                                                           ========    ========

Cash requirements and liquidity needs are primarily funded through operations and our capacity for additional borrowing. We currently have a line of credit agreement that provides for borrowings of up to $50,000. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement (See Note 6 of the Notes to Consolidated Financial Statements). At March 31, 1999, the unused sources of liquidity consisted of cash and cash equivalents of $22,138 and the unused portion of the line of credit of $50,000.

Cash flows from operations for the first quarter of 1999 and 1998 primarily resulted from an increase in income and various accrued liabilities. The increase in various accrued liabilities resulted from increased business activity during the past 18 months. Annual compensation and bonus payments are paid in the first quarter of the following year and negatively affected cash flows from operations in the first quarter of 1999 and 1998. In the first quarter of 1998, cash flows from operations were favorably affected by the sales of loans classified as Loans receivable available for sale.

Cash flows provided by operations were also affected by receivables. Receivables from regulated investment companies increased in the first quarter of 1999 and 1998 primarily due to an increase in assets under management. These balances are paid off in the following month. In addition, an increase in trade receivables in the first quarter of 1999 negatively affected cash flows from operations. Conversely, an increase in receivable collections in the first quarter of 1998 favorably affected cash flows from operations.

Cash flows from investing activities are principally affected by capital expenditures, including capitalized software development costs. Capital expenditures included significant costs associated with the expansion of our corporate campus. Construction of an additional building within the corporate campus began in early 1998 and was completed in early 1999. Investments classified as Investments available for sale were purchased in the first quarter of 1998 for $3,000. These same investments were sold early in the second quarter of 1998 at a minimal gain.

Cash flows from financing activities are primarily affected by debt and equity transactions. Principal payments on our long-term debt are made annually from the date of issuance while interest payments are made semi-annually. Principal and interest payments were made in the first quarter of 1999 and 1998 (See Note 7 of the Notes to Consolidated Financial Statements). We continued our common stock repurchase program. We purchased approximately 265,000 shares of our common stock at a cost of $25.5 million during the first quarter of 1999. As of April 30, 1999, we still had $26.0 million remaining authorized for the purchase of our common stock. Proceeds received from the issuance of common stock, including tax benefit, rose substantially in the first quarter of 1999 and 1998 primarily due to increased stock option activity and the rapid increase in our common stock share price.

Our operating cash flow, borrowing capacity, and liquidity should provide adequate funds for continuing operations, continued investment in new products and equipment, our common stock repurchase program, future dividend payments, and principal and interest payments on our long-term debt.

Assessment of Risks Associated with the Year 2000

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

State of Readiness

In accordance with FFIEC guidelines, Year 2000 remediation and time dimensional testing for all proprietary applications, including TRUST 3000, was completed or is near completion. The final release of TRUST 3000 Year 2000 remediated code was released into production in late 1998. All TRUST 3000 clients have been provided with the opportunity to review the actual Year 2000 test scripts and test results and/or conduct their own time dimensional testing.

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

Costs to Address Year 2000 Issues

The cost of Year 2000 remediation and testing is projected to be $10 million. Through March 31, 1999, approximately $6.8 million has been spent, of which approximately $4.5 million has been capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" (See Note 1 of the Notes to Consolidated Financial Statements). Additional spending of $1.2 million is projected for the remainder of 1999 and approximately $2.0 million is estimated for contingency plans in the Year 2000. The spending dedicated to the TRUST 3000 product line represents the material costs incurred to achieve Year 2000 compliance. All Year 2000 compliance costs for all other proprietary systems, including those used for internal business purposes, were expensed as incurred or capitalized if new software or hardware was purchased. These costs were immaterial. Any future costs incurred associated with ancillary systems or equipment is not expected to be material. No planned development projects were delayed or cancelled as a result of Year 2000 compliance efforts.

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

Quantitative and Qualitative Disclosures About Market Risk.

We currently have several offices located outside the United States that conduct business in the local currencies of that country. We do not use foreign currency exchange contracts or other types of derivative financial investments to hedge local currency cash flows. All foreign operations aggregate approximately 4 percent of total consolidated revenues. Due to this limited activity, we do not expect any material loss with respect to foreign currency risk.

Exposure to market risk for changes in interest rates relate primarily to our investment portfolio and long-term debt. Currently, we do not invest in derivative financial instruments. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk management transactions. We place our investments in financial instruments that meet high credit quality standards. We are adverse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The interest rate on our long-term debt is fixed and is not traded on any established market. We have no cash flow exposure due to rate changes for our long-term debt.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


     (a)  The following is a list of exhibits filed as part of the Form 10-Q.

          Exhibit 27        Financial Data Schedule.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SEI INVESTMENTS COMPANY



      Date   May 14, 1999                      By /s/ Kathy Heilig
             ------------                      -------------------
                                                  Kathy Heilig
                                                  Vice President and Controller