Form 10-Q
period 1999-06-30
SEI CORP
filed 1999-08-11
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
     X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ------
Exchange Act of 1934 for the quarterly period ended June 30,1999 or
                                                    ------------
_______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                                    0-10200
                           -----------------------
                           (Commission File Number)

                            SEI INVESTMENTS COMPANY
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Pennsylvania                                    23-1707341
        ------------------------------                        ------------
       (State or other jurisdiction of                       (IRS Employer
       incorporation or organization)                     Identification Number)


            1 Freedom Valley Drive, Oaks, Pennsylvania  19456-1100
            ------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (610) 676-1000
              --------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
   -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999: 17,691,423 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements
-------  --------------------


                          Consolidated Balance Sheets
                          ---------------------------
                                 (In thousands)

                                                   June 30, 1999   December 31, 1998
                                                   -------------   -----------------
                                                    (unaudited)
Assets
------
Current assets:

Cash and cash equivalents                          $      28,239   $          52,980
Receivables from regulated investment companies           20,136              18,999
Receivables, net of allowance for doubtful
    accounts of $1,200                                    36,330              27,919
Loans receivable available for sale                        1,995               2,167
Prepaid expenses                                           3,915               3,846
Deferred income taxes                                      7,598               7,598
                                                   -------------   -----------------
          Total current assets                            98,213             113,509
                                                   -------------   -----------------

Property and equipment, net of accumulated
    depreciation and amortization of $63,831
    and $57,452                                           66,894              62,761
                                                   -------------   -----------------

Capitalized software, net of accumulated
    amortization of $9,053 and $8,238                     16,809              17,068
                                                   -------------   -----------------

Other assets, net                                         20,595              15,434
                                                   -------------   -----------------

          Total Assets                             $     202,511   $         208,772
                                                   =============   =================

        The accompanying notes are an integral part of these statements.

                          Consolidated Balance Sheets
                          ---------------------------
                        (In thousands, except par value)

                                                        June 30,1999   December 31, 1998
                                                        ------------   -----------------
                                                         (unaudited)
Liabilities and Shareholders' Equity
--------------------------------------

Current liabilities:

Current portion of long-term debt                       $      2,000   $           2,000
Accounts payable                                               5,419               6,805
Accrued compensation                                          26,460              32,105
Accrued proprietary fund services                             10,925              10,370
Accrued consulting services                                   10,029               6,934
Other accrued liabilities                                     38,103              39,069
Deferred revenue                                              13,553              13,511
                                                        ------------   -----------------
     Total current liabilities                               106,489             110,794
                                                        ------------   -----------------

Long-term debt                                                29,000              31,000
                                                        ------------   -----------------
Deferred income taxes                                          7,575               7,293
                                                        ------------   -----------------

Shareholders' equity:

Common stock, $.01 par value, 100,000 shares
   authorized; 17,691 and 17,861 shares issued
   and outstanding                                               177                 179
Capital in excess of par value                                59,664              57,541
Retained earnings                                                 --               2,422
Accumulated other comprehensive losses                          (394)               (457)
                                                        ------------   -----------------

          Total shareholders' equity                          59,447              59,685
                                                        ------------   -----------------

          Total Liabilities and Shareholders' Equity    $    202,511   $         208,772
                                                        ============   =================

       The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                                 Three Months
                                                              -----------------
                                                                Ended June 30,
                                                              -----------------
                                                              1999         1998
                                                              ----         ----
Revenues                                                      $111,622   $85,499

Expenses:
 Operating and development                                      53,404    42,256
 Sales and marketing                                            30,580    24,789
 General and administrative                                      3,000     3,262
                                                              --------   -------

Income from operations                                          24,638    15,192

Equity in the earnings of unconsolidated affiliate               1,801       681
Interest income                                                    375       452
Interest expense                                                  (580)     (616)
                                                              --------   -------

Income before income taxes                                      26,234    15,709
Income taxes                                                    10,100     6,124
                                                              --------   -------

Net income                                                      16,134     9,585
                                                              --------   -------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments,
     net of income tax expense (benefit) of $151 and $(24)         242       (37)
  Unrealized holding losses on investments,
     net of income tax benefit of $9 and $50                       (15)      (78)
                                                              --------   -------

Other comprehensive income (loss)                                  227      (115)
                                                              --------   -------

Comprehensive income                                          $ 16,361   $ 9,470
                                                              ========   =======

Basic earnings per common share                               $    .91   $   .54
                                                               =======   =======

Diluted earnings per common share                             $    .85   $   .50
                                                               =======   =======

        The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                                Six Months
                                                             -------------------
                                                               Ended June 30,
                                                             -------------------
                                                              1999         1998
                                                              ----         ----
Revenues                                                     $215,940   $167,370

Expenses:
 Operating and development                                    104,167     86,426
 Sales and marketing                                           57,686     46,828
 General and administrative                                     6,130      6,484
                                                             --------   --------
Income from operations                                         47,957     27,632

Equity in the earnings of unconsolidated affiliate              3,279      1,191
Interest income                                                   873        672
Interest expense                                               (1,178)    (1,328)
                                                             --------   --------
Income before income taxes                                     50,931     28,167
Income taxes                                                   19,608     10,985
                                                             --------   --------
Net income                                                     31,323     17,182
                                                             --------   --------

Other comprehensive income (loss) net of tax:
  Foreign currency translation adjustments,
     net of income tax expense (benefit) of $99 and $(41)         159        (64)
  Unrealized holding losses on investments,
     net of income tax benefit of $60 and $66                     (96)      (104)
                                                             --------   --------
Other comprehensive income (loss)                                  63       (168)
                                                             --------   --------
Comprehensive income                                         $ 31,386   $ 17,014
                                                             ========   ========

Basic earnings per common share                              $   1.76   $    .97
                                                             ========   ========

Diluted earnings per common share                            $   1.64   $    .90
                                                             ========   ========

        The accompanying notes are an integral part of these statements.

                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (unaudited)
                                (In thousands)

                                                                      Six Months
                                                                 ---------------------
                                                                     Ended June 30,
                                                                 ---------------------
                                                                   1999         1998
                                                                 --------     --------
Cash flows from operating activities:
Net income                                                       $ 31,323     $ 17,182
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                   7,317        7,305
    Equity in the earnings of unconsolidated affiliate             (3,279)      (1,191)
    Other                                                           2,064       (1,471)
    Change in current assets and liabilities:
      Decrease (increase) in
        Receivables from regulated investment companies            (1,137)      (1,816)
        Receivables                                                (8,411)       1,245
        Loans receivable available for sale                           172        8,092
        Prepaid expenses                                              (69)       1,233
      Increase (decrease) in
        Accounts payable                                           (1,386)         495
        Accrued compensation                                       (5,645)      (6,082)
        Accrued proprietary fund services                             555          769
        Accrued consulting services                                 3,095        4,253
        Other accrued liabilities                                   1,907        9,282
        Deferred revenue                                               42       13,996
                                                                 --------     --------
      Net cash provided by operating activities                    26,548       53,292
                                                                 --------     --------

Cash flows from investing activities:
    Additions to property and equipment                           (10,885)      (6,547)
    Additions to capitalized software                                (556)      (2,777)
    Other                                                          (3,351)        (113)
                                                                 --------     --------
      Net cash used in investing activities                       (14,792)      (9,437)
                                                                 --------     --------

Cash flows from financing activities:
    Payment on long-term debt                                      (2,000)      (2,000)
    Purchase and retirement of common stock                       (39,059)     (26,764)
    Proceeds from issuance of common stock                          4,126        6,159
    Tax benefit on stock options exercised                          6,847        8,103
    Payment of dividends                                           (6,411)      (5,330)
                                                                 --------     --------
      Net cash used in financing activities                       (36,497)     (19,832)
                                                                 --------     --------
Net increase (decrease) in cash and cash equivalents              (24,741)      24,023

Cash and cash equivalents, beginning of period                     52,980       16,891
                                                                 --------     --------

Cash and cash equivalents, end of period                         $ 28,239     $ 40,914
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

          Summary Financial Information and Results of Operations
          -------------------------------------------------------
          In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998.

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

          Property and Equipment
          ----------------------
          Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                             Estimated
                                                                                            Useful Lives
                                                  June 30, 1999     December 31, 1998        (In Years)
                                                  -------------     -----------------       ------------
          Equipment                                $ 58,418,000        $ 53,739,000              3 to 5
          Buildings                                  34,022,000          28,303,000            10 to 39
          Land                                        7,641,000           6,993,000                 N/A
          Purchased software                         12,742,000          10,270,000                   3
          Furniture and fixtures                     11,505,000          10,284,000              3 to 5
          Leasehold improvements                      6,397,000           6,791,000          Lease Term
          Construction in progress                           --           3,833,000                 N/A
                                                   ------------        ------------

                                                    130,725,000         120,213,000
          Less:  Accumulated depreciation
                 and amortization                   (63,831,000)        (57,452,000)
                                                   ------------        ------------

          Property and Equipment, net              $ 66,894,000        $ 62,761,000
                                                   ============        ============

          Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

          Capitalized Software
          --------------------
          The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately
          8.8 years.

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

                                                           For the Three-Month period ended
                                                                    June 30, 1999
                                                  -------------------------------------------------
                                                      Income            Shares          Per Share
                                                    (Numerator)      (Denominator)        Amount
                                                    -----------      -------------        ------
       Basic earnings per common share              $16,134,000        17,723,000          $.91
                                                                                           ====

       Dilutive effect of stock options                      --         1,213,000
                                                    -----------        ----------

       Diluted earnings per common share            $16,134,000        18,936,000          $.85
                                                    ===========        ==========          ====

                                                           For the Three-Month period ended
                                                                    June 30, 1998
                                                  -------------------------------------------------
                                                      Income            Shares          Per Share
                                                    (Numerator)      (Denominator)        Amount
                                                    -----------      -------------        ------
       Basic earnings per common share              $ 9,585,000        17,787,000          $.54
                                                                                           ====

       Dilutive effect of stock options                      --         1,439,000
                                                    -----------        ----------

       Diluted earnings per common share            $ 9,585,000        19,226,000          $.50
                                                    ===========        ==========          ====

       Options to purchase 20,000 and 5,000 shares of common stock with an average exercise price per share of $97.25 and $71.13 were outstanding during the second quarter of 1999 and 1998, respectively, but were excluded from the diluted earnings per common share calculation because the option's exercise price was greater than the average market price of the Company's common stock.

                                                                           For the Six-Month period ended
                                                                                   June 30, 1999
                                                         -------------------------------------------------------------
                                                           Income                     Shares                 Per Share
                                                         (Numerator)               (Denominator)               Amount
                                                         -----------               -------------               ------
       Basic earnings per common share                   $31,323,000                 17,795,000                 $1.76
                                                                                                                =====
       Dilutive effect of stock options                           --                  1,315,000
                                                         -----------                 ----------

       Diluted earnings per common share                 $31,323,000                 19,110,000                 $1.64
                                                         ===========                 ==========                 =====


                                                                         For the Six-Month period ended
                                                                                  June 30, 1998
                                                         -------------------------------------------------------------
                                                           Income                     Shares                 Per Share
                                                         (Numerator)               (Denominator)               Amount
                                                         -----------               -------------               ------

       Basic earnings per common share                   $17,182,000                 17,768,000                 $ .97
                                                                                                                =====

       Dilutive effect of stock options                           --                  1,420,000
                                                         -----------                 ----------

       Diluted earnings per common share                 $17,182,000                 19,188,000                 $ .90
                                                         ===========                 ==========                 =====

       Options to purchase 17,500 shares of common stock with an average exercise price per share of $69.43 were outstanding during the first six months of 1998, but were excluded from the diluted earnings per common share calculation because the option's exercise price was greater than the average market price of the Company's common stock. All options outstanding during the first six months of 1999 were included in the diluted earnings per common share calculation.


       Statements of Cash Flows
       ------------------------

       For purposes of the Consolidated Statements of Cash Flows, investment instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

       Supplemental disclosures of cash paid/received during the six months ended June 30 is as follows:

                                                      1999             1998
                                                      ----             ----
       Interest paid                              $ 1,218,000       $1,355,000
       Interest and dividends received            $   958,000       $  649,000
       Income taxes paid                          $15,267,000       $2,456,000

       Reclassifications
       -----------------
       The financial statements for prior periods have been reclassified to conform with the current period's presentation.

Note 2. Comprehensive Income - The Company computes comprehensive income in
        --------------------
        accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income includes net income, foreign currency translation adjustments, and unrealized holding gains and losses and is presented on the accompanying Consolidated Statements of Income.

                                      Foreign      Unrealized     Accumulated
                                     Currency        Holding         Other
                                   Translation       Losses      Comprehensive
                                   Adjustments   on Investments      Losses
                                   -----------   --------------      ------
        Beginning balance           $(408,000)     $ (49,000)      $(457,000)
        Current period change         159,000        (96,000)         63,000
                                    ---------      ---------       ---------

        Ending Balance              $(249,000)     $(145,000)      $(394,000)
                                    =========      =========       =========


Note 3. Receivables - Receivables on the accompanying Consolidated Balance
        -----------
        Sheets consist of the following:


                                                 June 30, 1999    December 31, 1998
                                                 -------------    -----------------
        Trade receivables                         $21,775,000         $14,586,000
        Fees earned, not received                   2,639,000           2,558,000
        Fees earned, not billed                    13,116,000          11,975,000
                                                  -----------         -----------

                                                   37,530,000          29,119,000
        Less:  Allowance for doubtful accounts     (1,200,000)         (1,200,000)
                                                  -----------         -----------

                                                  $36,330,000         $27,919,000
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


Note 4. Loans Receivable Available for Sale - Loans receivable available for
        -----------------------------------
        sale represent loans which were purchased through SEI Capital AG, which is based in Zurich. These receivables are reported at the lower of cost or market, and any difference between the purchase price and the related loan principal amount is recognized as an adjustment of the yield over the life of the loan using the effective interest method. Each loan receivable involves various risks, including, but not limited to, country, interest rate, credit, and liquidity risk. Management evaluates and monitors these risks on a continuing basis to ensure that these loan receivables are recorded at their realizable value. This evaluation is based upon management's best estimates and the amounts that will ultimately be realized could differ from these estimates. These loans should be sold within one year from the balance sheet date.

Note 5. Other Assets - Other assets on the accompanying Consolidated Balance
        ------------
        Sheets consist of the following:

                                                June 30, 1999   December 31,1998
                                                -------------   ----------------
        Investment in unconsolidated affiliate    $ 5,016,000       $ 2,573,000
        Investments available for sale              2,790,000         3,565,000
        Other, net                                 12,789,000         9,296,000
                                                  -----------       -----------

        Other assets                              $20,595,000       $15,434,000
                                                  ===========       ===========

        Investment in Unconsolidated Affiliate - The Company has a general
        --------------------------------------
        partnership interest in LSV Asset Management ("LSV"). LSV is a registered investment advisor which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the investment sub-advisor to a portion of SEI Large Cap Value Fund and SEI Small Cap Value Fund, as well as portfolio manager to a portion of the Company's global investment products. The Company accounts for LSV using the equity method of accounting due to a less than 50 percent ownership. The Company's portion of LSV's net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income.

        The following table contains the Condensed Statements of Income of LSV for the three months ended June 30:

                                           1999                  1998
                                           ----                  ----
        Revenues                        $5,085,000            $2,393,000
                                        ==========            ==========

        Net income                      $3,831,000            $1,466,000
                                        ==========            ==========

        The following table contains the Condensed Statements of Income of LSV for the six months ended June 30:

                                           1999                  1998
                                           ----                  ----
        Revenues                        $9,554,000            $4,157,000
                                        ==========            ==========

        Net income                      $6,974,000            $2,541,000
                                        ==========            ==========

         The following table contains the Condensed Balance Sheets of LSV:

                                        June 30, 1999        December 31, 1998
                                        -------------        -----------------
         Current assets                   $9,691,000             $6,284,000
         Non-current assets                  160,000                100,000
                                          ----------             ----------

         Total assets                     $9,851,000             $6,384,000
                                          ==========             ==========

         Current liabilities              $  561,000             $1,096,000
         Partners' capital                 9,290,000              5,288,000
                                          ----------             ----------
         Total liabilities and
           partners' capital              $9,851,000             $6,384,000
                                          ==========             ==========

         Investments Available for Sale - Investments available for sale consist
         ------------------------------
         of mutual funds sponsored by the Company which are primarily invested in equity securities. The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of Shareholders' equity. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Income.

         At June 30, 1999, Investments available for sale had an aggregate cost of $3,025,000 and an aggregate market value of $2,790,000 with gross unrealized losses of $235,000. At that date, the unrealized holding losses of $145,000 (net of income tax benefit of $90,000) were reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets. Certain investments were liquidated in the first quarter of 1999 at a minimal gain which was immaterial.

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


Note 6.  Line of Credit - The Company has a line of credit agreement (the
         --------------
         "Agreement") with its principal lending institution which provides for borrowings of up to $50,000,000. The Agreement ends on August 31, 1999, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or three-tenths percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-tenth percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. There were no outstanding borrowings on the line of credit at June 30, 1999.

Note 7.  Long-term Debt - On February 24, 1997, the Company signed a Note
         --------------
         Purchase Agreement authorizing the issuance and sale of $20,000,000 of 7.20% Senior Notes, Series A, and $15,000,000 of 7.27% Senior Notes, Series B, (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the line of credit at that date. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. None of these covenants negatively affect the Company's liquidity or capital resources.

         Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its second principal payment of $2,000,000 in February 1999. The current portion of the Notes amounted to $2,000,000 at June 30, 1999. The carrying amount of the Company's long-term debt approximates its fair value.


Note 8.  Common Stock Buyback - The Board of Directors has authorized the
         --------------------
         purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $323,365,000, including an additional authorization of $25,000,000 in April 1999. Through June 30, 1999, a total of 15,921,000 shares at an aggregate cost of $303,337,000 have been purchased and retired. The Company purchased 153,000 shares at a total cost of $13,608,000 during the second quarter of 1999 and 418,000 shares at a total cost of $39,059,000 during the six month period ended June 30, 1999.

         The Company immediately retires its common stock when purchased. Upon retirement, Capital in excess of par value is reduced by the average capital per share outstanding and the remainder is charged against Retained earnings. If Retained earnings is reduced to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 9.  Dividend - On May 18, 1999, the Board of Directors declared a cash
         --------
         dividend of $.20 per share on the Company's common stock, which was paid on June 30, 1999, to shareholders of record on June 16, 1999.

Note 10. Segment Information - In June 1997, the Financial Accounting Standards
         -------------------
         Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report financial information about operating segments in financial statements. SFAS 131 also requires additional disclosures about product and services, geographic areas, and major customers. The Company adopted SFAS 131 in its December 31, 1998 financial statements. All prior period segment information has been restated to conform with the provisions of SFAS 131.

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

       The following tables highlight certain unaudited financial information about each of the Company's segments for the three and six months ended June 30, 1999 and 1998.


                                                                 Mutual     Investments
                                     Technology      Asset        Fund         In New
                                      Services    Management    Services      Business       Other         Total
                                     -----------  -----------  -----------  ------------  ------------  ------------

                                                     For the Three-Month Period Ended June 30, 1999
                                     -------------------------------------------------------------------------------
Revenues                             $46,906,000  $32,109,000  $27,022,000  $ 5,585,000                 $111,622,000
                                     -----------  -----------  -----------  -----------                 ------------

Operating income (loss)              $14,660,000  $ 9,440,000  $ 6,167,000  $(2,629,000)  $(3,000,000)  $ 24,638,000
                                     -----------  -----------  -----------  -----------   -----------

Other income, net                                                                                       $  1,596,000
                                                                                                        ------------

Income before income taxes                                                                              $ 26,234,000
                                                                                                        ------------

Depreciation and amortization        $ 2,641,000  $   541,000  $   310,000  $   195,000   $    98,000   $  3,785,000
                                     -----------  -----------  -----------  -----------   -----------   ------------

Capital expenditures                 $ 5,113,000  $   589,000  $    98,000  $   358,000   $   326,000   $  6,484,000
                                     -----------  -----------  -----------  -----------   -----------   ------------

                                                      For the Three-Month Period Ended June 30, 1998
                                     ------------------------------------------------------------------------------
Revenues                             $36,737,000  $21,836,000  $23,737,000  $ 3,189,000                 $85,499,000
                                     -----------  -----------  -----------  -----------                 -----------

Operating income (loss)              $ 8,270,000  $ 4,617,000  $ 7,229,000  $(1,662,000)  $(3,262,000)  $15,192,000
                                     -----------  -----------  -----------  -----------   -----------

Other income, net                                                                                       $   517,000
                                                                                                        -----------

Income before income taxes                                                                              $15,709,000
                                                                                                        -----------

Depreciation and amortization        $ 2,471,000  $   449,000  $   388,000  $   221,000   $   196,000   $ 3,725,000
                                     -----------  -----------  -----------  -----------   -----------   -----------

Capital expenditures                 $ 2,698,000  $   185,000  $   425,000  $   191,000   $   134,000   $ 3,633,000
                                     -----------  -----------  -----------  -----------   -----------   -----------

                                                             Mutual     Investments
                               Technology      Asset          Fund         In New
                                Services     Management     Services      Business        Other           Total
                                --------     ----------     --------      --------        -----           -----

                                                     For the Six-Month Period Ended June 30, 1999
                              ------------------------------------------------------------------------------------
Revenues                      $93,059,000   $60,451,000   $53,053,000   $ 9,377,000                   $215,940,000
                              -----------   -----------   -----------   -----------                   ------------
Operating
   Income (loss)              $28,982,000   $17,919,000   $11,730,000   $(4,544,000)   $(6,130,000)   $ 47,957,000
                              -----------   -----------   -----------   -----------    -----------
Other income, net                                                                                     $  2,974,000
                                                                                                      ------------
Income before
   Income taxes                                                                                       $ 50,931,000
                                                                                                      ------------
Depreciation and
   Amortization               $ 5,146,000   $ 1,021,000   $   615,000   $   347,000    $   188,000    $  7,317,000
                              -----------   -----------   -----------   -----------    -----------    ------------
Capital
   Expenditures               $ 7,740,000   $ 1,432,000   $   261,000   $   582,000    $   870,000    $ 10,885,000
                              -----------   -----------   -----------   -----------    -----------    ------------

                                                     For the Six-Month Period Ended June 30, 1998
                              ------------------------------------------------------------------------------------
Revenues                      $75,914,000   $40,516,000   $45,167,000   $ 5,773,000                   $167,370,000
                              -----------   -----------   -----------   -----------                   ------------
Operating
   Income (loss)              $16,035,000   $ 8,898,000   $12,670,000   $(3,487,000)  $(6,484,000)    $ 27,632,000
                              -----------   -----------   -----------   -----------   -----------
Other income, net                                                                                     $    535,000
                                                                                                      ------------
Income before
   Income taxes                                                                                       $ 28,167,000
                                                                                                      ------------
Depreciation and
   Amortization               $ 4,836,000   $   870,000   $   766,000   $   445,000   $   388,000     $  7,305,000
                              -----------   -----------   -----------   -----------   -----------     ------------
Capital
   expenditures               $ 4,785,000   $   550,000   $   520,000   $   304,000   $   388,000     $  6,547,000
                              -----------   -----------   -----------   -----------   -----------     ------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations.
--------------
                     (In thousands, except per share data)

We are organized around our four business lines: Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. Financial information on each of these segments is reflected in Note 10 of the Notes to Consolidated Financial Statements.

Results of Operations
---------------------

Second Quarter Ended June 30, 1999 Compared to Second Quarter Ended June 30,
1998

Consolidated Overview

Income Statement Data
(In thousands, except per common share data)            2ND QTR     2ND QTR    PERCENT
                                                          1999       1998       CHANGE
                                                          ----       ----       ------
Revenues:
  Technology Services Segment                           $ 46,906    $36,737       28%
  Asset Management Segment                                32,109     21,836       47%
  Mutual Fund Services Segment                            27,022     23,737       14%
  Investments in New Business Segment                      5,585      3,189       75%
                                                        --------    -------
      Total revenues                                    $111,622    $85,499       31%

Operating Income (Loss):
  Technology Services Segment                           $ 14,660    $ 8,270       77%
  Asset Management Segment                                 9,440      4,617      104%
  Mutual Fund Services Segment                             6,167      7,229      (15%)
  Investments in New Business Segment                     (2,629)    (1,662)     (58%)
  General and Administrative                              (3,000)    (3,262)       8%
                                                        --------    -------
      Income from operations                              24,638     15,192       62%

Other income, net                                          1,596        517       --
                                                        --------    -------

Income before income taxes                                26,234     15,709       67%

Income taxes                                              10,100      6,124       65%
                                                        --------    -------
Net Income                                              $ 16,134    $ 9,585       68%
                                                        ========    =======

Diluted earnings per common share                       $    .85    $   .50       70%
                                                        ========    =======

Revenues and earnings increased in the second quarter of 1999 primarily due to new business activity generated in the Technology Services and Asset Management segments. Revenues and operating profit improvement in Technology Services resulted primarily from an increase in recurring processing fees generated from new clients that have been fully or partially implemented onto our TRUST 3000 product line. Revenues and operating profit in Asset Management were boosted by a significant increase in assets under management from new and existing clients in our investment advisory and institutional asset management businesses. Revenues and earnings are expected to increase assuming the sales momentum in Asset Management can be sustained and as new trust technology clients are fully implemented. However, continued consolidation in the banking industry or a prolonged unfavorable change in the financial securities markets could impede growth in revenues and earnings.

Asset Balances
(In millions)

                                                            As of June 30,         PERCENT
                                                            --------------
                                                         1999           1998        CHANGE
                                                         ----           ----        ------
Assets invested in equity and
  fixed income programs                                $ 33,068       $ 19,794        67%
Assets invested in liquidity funds                       20,816         19,178         9%
                                                       --------       --------
  Assets under management                                53,884         38,972        38%

Client proprietary assets under administration          150,103        103,727        45%
                                                       --------       --------
  Assets under administration                          $203,987       $142,699        43%
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

                                      2ND QTR     2ND QTR    DOLLAR    PERCENT
                                        1999        1998     CHANGE     CHANGE
                                        ----        ----     ------     ------
Revenues:
Trust technology services             $41,567     $32,831    $ 8,736      27%
Trust operations outsourcing            5,339       3,906      1,433      37%
                                      -------     -------    -------
  Total revenues                       46,906      36,737     10,169      28%

Expenses:
Operating and development              24,614      21,762      2,852      13%
Sales and marketing                     7,632       6,705        927      14%
                                      -------     -------    -------

  Total operating profits             $14,660     $ 8,270    $ 6,390      77%
                                      =======     =======    =======

Trust technology services revenues increased due to an increase in recurring processing fees generated from new clients that had purchased our products and services in prior years and were fully or partially implemented. In addition, implementation revenues associated with the continued merger and acquisition activity among our clients partially contributed to the increase in trust technology services revenues. As a result, recurring processing fees increased $5.4 million and implementation fees increased $2.5 million in the second quarter of 1999 over the second quarter of 1998. Revenues earned from our liquidity products and brokerage services utilized by our bank clients decreased slightly, but only accounted for approximately 18 percent of total trust technology services revenues in the second quarter of 1999 and 21 percent in the second quarter of 1998. Average assets under management invested in our liquidity products from bank clients were $16.8 billion for the second quarter of 1999 versus $16.7 billion for the second quarter of 1998. Future recurring processing fees are expected to increase as the remaining new trust technology clients are successfully implemented onto the TRUST 3000 product line. However, this transition of services may cause a decrease in implementation fees as the year progresses. We continue to introduce new technology-based services designed to meet the needs of our clients. This should create an additional opportunity to increase recurring revenues from our existing client base.

Our trust operations outsourcing business continued to generate new business in the second quarter of 1999. Revenues earned from processing services accounts for approximately 52 percent of total trust operations outsourcing revenues in the second quarter of 1999 and 1998, while custody and investment solutions comprise the remaining 48 percent. We are expanding our trust operations outsourcing efforts beyond the community and regional bank markets because we believe that our trust operations outsourcing service is an attractive alternative to any trust institution faced with the task of building the necessary internal infrastructure to support the delivery of trust services.

Operating profits and profit margin for Technology Services increased significantly in the second quarter of 1999. Profit margin in the second quarter of 1999 was 31 percent, as compared to 23 percent in the second quarter of 1998. The increase in profits and margin are the culmination of increased system sales in the large bank market over the last few years, back office sales in the community bank market and our ability to manage expenses carefully. As a percentage of sales, operating and development expenses decreased to 53 percent from 59 percent and sales and marketing expenses decreased slightly to 16 percent from 18 percent. Although we have been able to control costs, we do anticipate increased investments in new technology and information products and services as the year progresses that may result in some increase to expenses as the year continues.

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

                                      2ND QTR    2ND QTR    DOLLAR    PERCENT
                                        1999       1998     CHANGE     CHANGE
                                        ----       ----     ------     ------
Revenues:
Investment management fees            $27,752    $18,471    $ 9,281      50%
Liquidity management fees               4,357      3,365        992      29%
                                      -------    -------    -------
   Total revenues                      32,109     21,836     10,273      47%

Expenses:
Operating and development               8,496      6,120      2,376      39%
Sales and marketing                    14,173     11,099      3,074      28%
                                      -------    -------    -------

   Total operating profits            $ 9,440    $ 4,617    $ 4,823     104%
                                      =======    =======    =======

The increase in Investment management fees was primarily due to growth in assets under management generated through new business. Average assets under management increased $6.8 billion or 47 percent to $21.4 billion for the second quarter of 1999, as compared to $14.6 billion for the second quarter of 1998. Our investment advisory business continued to generate new business through the successful recruiting of new registered investment advisors. We have also been working closely with our existing advisors to increase their asset-gathering potential by growing their existing client base. We anticipate the sales momentum experienced in our investment advisory business to continue, especially as we deliver new products and services. Our Institutional asset management business also experienced an increase in new business. During the second quarter of 1999, new relationships were established which contributed approximately $600 million of new asset sales. Additionally, the current favorable trend experienced in the financial securities markets boosted growth in assets under management in both our investment advisory and institutional asset management businesses.

The increase in Liquidity management fees was due to an increase in assets under management invested in our liquidity funds from institutional clients. Average assets under management increased $2.0 billion or 69 percent to $4.9 billion for the second quarter of 1999, as compared to $2.9 billion for the second quarter of 1998. The increase in assets under management was due to new sales to corporate and institutional clients.

The Asset Management segment experienced a significant increase in operating profits primarily due to growth in assets under management. Profit margin continued to improve substantially due to our ability to leverage on our infrastructure even with investments in technology to improve our service and productivity. Profit margin rose to 29 percent for the second quarter of 1999, as compared to 21 percent for the second quarter of 1998. As a percentage of sales, operating and development expenses decreased to 27 percent from 28 percent and sales and marketing expenses decreased to 44 percent from 51 percent. With the increased sales momentum in our investment advisory business and our ability to leverage expenses over higher net incremental assets, this segment is expected to produce favorable operating results in the near term. However, any significant devaluation in the financial securities markets could negatively affect future revenues and profits.

Mutual Fund Services
--------------------

The Mutual Fund Services segment provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. These services include fund administration and accounting, legal, shareholder recordkeeping, and marketing.

                                   2ND QTR    2ND QTR      DOLLAR     PERCENT
                                     1999       1998       CHANGE      CHANGE
                                     ----       ----       ------      ------
Total revenues                     $27,022    $23,737     $ 3,285        14%

Expenses:
Operating and development           16,801     12,771       4,030        32%
Sales and marketing                  4,054      3,737         317         8%
                                   -------    -------     -------

   Total operating profits         $ 6,167    $ 7,229     $(1,062)      (15%)
                                   =======    =======     =======

The increase in Mutual fund services revenues was fueled by growth in proprietary fund balances. Average proprietary fund balances increased $47.7 billion or 49 percent to $145.1 billion for the second quarter of 1999 versus $97.4 billion for the second quarter of 1998. Average proprietary fund balances increased due to growth in existing complexes and the conversions of a large bank and non-bank complex during late 1998. However, average basis points earned decreased primarily due to fee concessions extended to existing clients in exchange for longer-term contracts. Also, average basis points were affected by a reduction in the range of our services in the large bank market. We are optimistic about the opportunity to expand our share of the non-bank investment management market. Initially, the size of these complexes will be smaller and therefore these deals will not generate as much revenues as large bank complexes. We believe that this will be a continually growing market in terms of the number of institutions seeking mutual fund services. Also, we continue to contract new business in offshore markets.

Although revenues increased 14 percent, operating profits decreased 15 percent. Profit margin in the second quarter of 1999 decreased to 23 percent, as compared to 30 percent for the second quarter of 1998. A significant increase in operating and development expenses negatively affected operating profits in the second quarter of 1999. As a percentage of sales, operating and development expenses increased to 62 percent from 54 percent and sales and marketing expenses decreased to 15 percent from 16 percent. The recontracting of some existing clients generated a substantial increase in direct marketing expenses. Also, investments have been made to enhance services as well as establishing distribution channels for our mutual fund services in the non-bank and global markets.

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

                                   2ND QTR     2ND QTR     DOLLAR     PERCENT
                                     1999        1998      CHANGE      CHANGE
                                     ----        ----      ------      ------
Total revenues                     $ 5,585     $ 3,189     $2,396        75%

Expenses:
Operating and development            3,493       1,603      1,890       118%
Sales and marketing                  4,721       3,248      1,473        45%
                                   -------     -------     ------

   Total operating losses          $(2,629)    $(1,662)    $ (967)      (58%)
                                   =======     =======     ======

The increase in revenues from this segment is primarily due to an increase in assets under management from our offshore asset management businesses. The increase in assets under management is due to the launch of a new SEI-managed fund complex into the Italian marketplace in association with one of Italy's largest providers of life insurance and financial and investment products. In addition, we also entered into a newly formed joint venture with a Korean investment advisory firm. Our Canadian and offshore asset management business accounted for 74 percent of total segment revenues in the second quarter of 1999, as compared to 36 percent in the second quarter of 1998. The performance evaluation and consulting business accounted for the remaining 26 percent in the second quarter of 1999, as compared to 64 percent in the second quarter of 1998. This transition is due to various acquisitions and joint ventures of offshore investment advisory firms during the past 18 months.

Our offshore enterprises are looking to capitalize on international growth opportunities by creating distribution channels for our investment products and services outside North America. Our efforts are currently focused on four main regions: Europe, East Asia, Latin America, and South Africa. These offshore enterprises accounted for approximately 57 percent of total segment revenues in the second quarter of 1999, as compared to 18 percent in the second quarter of 1998.

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

Other
-----

General and administrative expenses decreased 8 percent to $3,000 for the second quarter of 1999, as compared to $3,262 for the second quarter of 1998. As a percentage of total consolidated revenues, general and administrative expenses were 3 percent for the second quarter of 1999, as compared to 4 percent for the second quarter of 1998.

Other income on the accompanying Consolidated Statements of Income consist of the following:

                                                          2ND QTR     2ND QTR
                                                            1999        1998
                                                            ----        ----
Equity in the earnings of unconsolidated affiliate         $1,801      $ 681
Interest income                                               375        452
Interest expense                                             (580)      (616)
                                                           ------      -----

Total other income, net                                    $1,596      $ 517
                                                           ======      =====

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership in the general partnership of LSV Asset Management ("LSV") (See Note 5 of the Notes to Consolidated Financial Statements). Our interest in LSV's net earnings was $1,801 for the second quarter of 1999 and $681 for the second quarter of 1998. The increase in LSV's net earnings is due to an increase in assets under management. Average assets under management for LSV were $4.5 billion for the second quarter of 1999, as compared to $2.7 billion for the second quarter of 1998.

Interest income for the second quarter of 1999 was $375, as compared to $452 for the second quarter of 1998. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for the second quarter of 1999 was $580, as compared to $616 for the second quarter of 1998. Interest expense relates to the issuance of long-term debt in early 1997 and borrowings on our line of credit. Interest expense decreased due to a lower carrying balance on our long-term debt and less borrowings on our line of credit in the first quarter of 1999 than in the first quarter of 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Consolidated Overview

Income Statement Data
(In thousands, except per common share data)      SIX MONTHS     SIX MONTHS      PERCENT
                                                     1999           1998          CHANGE
                                                     ----           ----          ------
Revenues:
  Technology Services Segment                      $ 93,059       $ 75,914          23%
  Asset Management Segment                           60,451         40,516          49%
  Mutual Fund Services Segment                       53,053         45,167          17%
  Investments in New Business Segment                 9,377          5,773          62%
                                                   --------       --------
      Total revenues                               $215,940       $167,370          29%

Operating Income (Loss):
  Technology Services Segment                      $ 28,982       $ 16,035          81%
  Asset Management Segment                           17,919          8,898         101%
  Mutual Fund Services Segment                       11,730         12,670          (7%)
  Investments in New Business Segment                (4,544)        (3,487)        (30%)
  General and Administrative                         (6,130)        (6,484)          5%
                                                   --------       --------
      Income from operations                         47,957         27,632          74%

Other income, net                                     2,974            535          --
                                                   --------       --------

Income before income taxes                           50,931         28,167          81%

Income taxes                                         19,608         10,985          78%
                                                   --------       --------
Net Income                                         $ 31,323       $ 17,182          82%
                                                   ========       ========

Diluted earnings per common share                  $   1.64       $    .90          82%
                                                   ========       ========

Revenues and earnings increased in the six months ended June 30, 1999 primarily due to new business activity generated in the Technology Services and Asset Management segments. Revenues and operating profit increased in Technology Services primarily from an increase in recurring processing fees generated from new clients that have been fully or partially implemented onto our TRUST 3000 product line. Revenues and operating profit in Asset Management were boosted by a significant increase in assets under management from new and existing clients in our investment advisory and institutional asset management businesses.

Technology Services
-------------------

                                        SIX MONTHS     SIX MONTHS     DOLLAR      PERCENT
                                           1999           1998        CHANGE       CHANGE
                                           ----           ----        ------       ------
Revenues:
Trust technology services                 $82,939        $68,369      $14,570        21%
Trust operations outsourcing               10,120          7,545        2,575        34%
                                          -------        -------      -------
  Total revenues                           93,059         75,914       17,145        23%

Expenses:
Operating and development                  48,755         46,408        2,347         5%
Sales and marketing                        15,322         13,471        1,851        14%
                                          -------        -------      -------

  Total operating profits                 $28,982        $16,035      $12,947        81%
                                          =======        =======      =======

Trust technology services revenues increased due to an increase in recurring processing fees generated from new clients that had purchased our products and services in prior years and were fully or partially implemented. In addition, implementation revenues associated with the continued merger and acquisition activity among our clients partially contributed to the increase in trust technology services revenues. As a result, recurring processing fees increased $11.1 million and implementation fees increased $7.0 million for the first six months of 1999 over the same period of 1998. Revenues earned from our liquidity products and brokerage services utilized by our bank clients decreased slightly, but only accounted for approximately 18 percent of total trust technology services revenues for the first six months of 1999 and 21 percent for the comparable period in 1998. Average assets under management invested in our liquidity products from bank clients were $16.1 billion for the first six months of 1999 and 1998.

Our trust operations outsourcing business continued to generate new business in 1999. Revenues earned from processing services accounts for approximately 55 percent of total trust operations outsourcing revenues for the first six months of 1999 and 1998, while custody and investment solutions comprise the remaining 45 percent.

Operating profits and profit margin for Technology Services increased significantly for the first six months of 1999. Profit margin for the six months ended June 30, 1999 was 31 percent, as compared to 21 percent for the same period of 1998. The increase in profits and margin are the culmination of increased system sales in the large bank market over the last few years, back office sales in the community bank market and our ability to manage expenses carefully. As a percentage of sales, operating and development expenses decreased to 52 percent from 61 percent and sales and marketing expenses decreased slightly to 16 percent from 18 percent. Although we have been able to control costs, we do anticipate increased investments in new technology and information products and services as the year progresses that may result in some increase to expenses as the year continues.

Asset Management
----------------

                                   SIX MONTHS     SIX MONTHS      DOLLAR       PERCENT
                                      1999           1998         CHANGE        CHANGE
                                      ---            ----         ------        ------
Revenues:
Investment management fees           $51,437        $33,878      $17,559          52%
Liquidity management fees              9,014          6,638        2,376          36%
                                     -------        -------      -------
  Total revenues                      60,451         40,516       19,935          49%

Expenses:
Operating and development             16,578         12,020        4,558          38%
Sales and marketing                   25,954         19,598        6,356          32%
                                     -------        -------      -------

     Total operating profits         $17,919        $ 8,898      $ 9,021         101%
                                     =======        =======      =======

The increase in Investment management fees was primarily due to growth in assets under management generated through new business. Average assets under management increased $6.3 billion or 46 percent to $20.1 billion for the first six months of 1999, as compared to $13.8 billion for the first six months of 1998. Our investment advisory business continued to generate new business through the successful recruiting of new registered investment advisors. We have also been working closely with our existing advisors to increase their asset-gathering potential by growing their existing client base. Our Institutional asset management business also experienced an increase in new business. In 1999, new relationships were established which contributed approximately $1.2 billion of new asset sales. Additionally, the current favorable trend experienced in the financial securities markets boosted growth in assets under management in both our investment advisory and institutional asset management businesses.

The increase in Liquidity management fees was due to an increase in assets under management invested in our liquidity funds from institutional clients. Average assets under management increased $1.9 billion or 68 percent to $4.7 billion for the first six months of 1999, as compared to $2.8 billion for the first six months of 1998. The increase in assets under management was due to new sales to corporate and institutional clients.

The Asset Management segment experienced a significant increase in operating profits primarily due to growth in assets under management. Profit margin continued to improve substantially due to our ability to leverage on our infrastructure even with investments in technology to improve our service and productivity. Profit margin rose to 30 percent for the six months ended June 30,1999, as compared to 22 percent for the corresponding period of 1998. As a percentage of sales, operating and development expenses decreased to 27 percent from 30 percent and sales and marketing expenses decreased to 43 percent from 48 percent.

Mutual Fund Services
--------------------

                                   SIX MONTHS     SIX MONTHS     DOLLAR      PERCENT
                                      1999           1998        CHANGE       CHANGE
                                      ----           ----        ------       ------
Total revenues                       $53,053        $45,167      $7,886         17%

Expenses:
Operating and development             33,064         24,962       8,102         32%
Sales and marketing                    8,259          7,535         724         10%
                                     -------        -------      ------

   Total operating profits           $11,730        $12,670      $ (940)        (7%)
                                     =======        =======      ======

The increase in Mutual fund services revenues was fueled by growth in proprietary fund balances. Average proprietary fund balances increased $49.9 billion or 54 percent to $141.9 billion for the first six months of 1999 versus $92.0 billion for the first six months of 1998. Average proprietary fund balances increased due to growth in existing complexes and the conversions of a large bank and non-bank complex during late 1998. However, average basis points earned decreased primarily due to fee concessions extended to existing clients in exchange for longer-term contracts as well as a reduction in the range of our services in the large bank market.

Although revenues increased 17 percent, operating profits decreased 7 percent. Profit margin for the six months ended June 30, 1999 decreased to 22 percent, as compared to 28 percent for the corresponding period in 1998. A significant increase in operating and development expenses negatively affected operating profits in the second quarter of 1999. As a percentage of sales, operating and development expenses increased to 62 percent from 55 percent and sales and marketing expenses decreased to 16 percent from 17 percent. The recontracting of some existing clients generated a substantial increase in direct marketing expenses. Also, investments have been made to enhance services as well as establishing distribution channels for our mutual fund services in the non-bank and global markets.

Investments in New Business
---------------------------

                                   SIX MONTHS     SIX MONTHS     DOLLAR       PERCENT
                                      1999           1998        CHANGE        CHANGE
                                      ----           ----        ------        ------
Total revenues                       $ 9,377        $ 5,773      $ 3,604         62%

Expenses:
Operating and development              5,770          3,036        2,734         90%
Sales and marketing                    8,151          6,224        1,927         31%
                                     -------        -------      -------

   Total operating losses            $(4,544)       $(3,487)     $(1,057)       (30%)
                                     =======        =======      =======

Revenues increased 62 percent primarily due to an increase in assets under management from our offshore asset management businesses and various acquisitions of investment advisory firms during the past 18 months. Our Canadian and offshore asset management business accounted for 67 percent of total segment revenues for the first six months of 1999, as compared to 36 percent for the first six months of 1998. The performance evaluation and consulting business accounted for the remaining 33 percent for the six months ended June 30, 1999, as compared to 64 percent for the same period in 1998. This transition is due to various acquisitions and joint ventures of offshore investment advisory firms during the past 18 months.

Our offshore enterprises are looking to capitalize on international growth opportunities by creating distribution channels for our investment products and services outside North America. Our efforts are currently focused on four main regions: Europe, East Asia, Latin America, and South Africa. These offshore enterprises accounted for approximately 47 percent of total segment revenues for the six months ended June 30, 1999, as compared to 19 percent for the corresponding period in 1998.

Operating results were affected by substantial investments made in foreign markets. Our strategy for this year will be on further penetrating markets within the European and South African region through distribution arrangements, continuing to integrate and grow our recently acquired businesses in Argentina and Mexico, and strengthening our new joint venture in Korea.

Other
-----

General and administrative expenses decreased 5 percent to $6,130 for the six months ended June 30, 1999, as compared to $6,484 for the same period in 1998. As a percentage of total consolidated revenues, general and administrative expenses were 3 percent for the first six months of 1999, as compared to 4 percent for the first six months of 1998.

Other income on the accompanying Consolidated Statements of Income consist of the following:

                                                       SIX MONTHS    SIX MONTHS
                                                          1999          1998
                                                          ----          ----
Equity in the earnings of unconsolidated affiliate       $ 3,279       $ 1,191
Interest income                                              873           672
Interest expense                                          (1,178)       (1,328)
                                                         -------       -------

Total other income, net                                  $ 2,974       $   535
                                                         =======       =======

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership in the general partnership of LSV Asset Management ("LSV") (See Note 5 of the Notes to Consolidated Financial Statements). Our interest in LSV's net earnings was $3,279 for the six months ended June 30, 1999 and $1,191 for the corresponding period of 1998. The increase in LSV's net earnings is due to an increase in assets under management. Average assets under management for LSV were $4.4 billion for the first six months of 1999, as compared to $2.2 billion for the first six months of 1998.

Interest income for the six months ended June 30,1999 was $873, as compared to $672 for the same period of 1998. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for the first six months of 1999 was $1,178, as compared to $1,328 for the first six months of 1998. Interest expense relates to the issuance of long-term debt in early 1997 and borrowings on our line of credit. Interest expense decreased due to a lower carrying balance on our long-term debt and less borrowings on our line of credit in the first six months of 1999 than in the first six months of 1998.

Liquidity and Capital Resources
-------------------------------

                                                                   Six Months
                                                            -----------------------
                                                                 Ended June 30,
                                                            -----------------------
                                                              1999           1998
                                                            --------       --------
Net cash provided by operating activities                   $ 26,548       $ 53,292
Net cash used in investing activities                        (14,792)        (9,437)
Net cash used in financing activities                        (36,497)       (19,832)
                                                            --------       --------
Net increase (decrease) in cash and cash equivalents         (24,741)        24,023

Cash and cash equivalents, beginning of period                52,980         16,891
                                                            --------       --------
Cash and cash equivalents, end of period                    $ 28,239       $ 40,914
                                                            ========       ========

Cash requirements and liquidity needs are primarily funded through operations and our capacity for additional borrowing. We currently have a line of credit agreement that provides for borrowings of up to $50,000. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement (See Note 6 of the Notes to Consolidated Financial Statements). At June 30, 1999, the unused sources of liquidity consisted of cash and cash equivalents of $28,239 and the unused portion of the line of credit of $50,000.

Cash flows from operations for the first six months of 1999 and 1998 primarily resulted from an increase in income and various accrued liabilities. In addition, cash flows from operations for the first six months of 1998 were boosted by the sales of loans classified as Loans receivable for sale by our Swiss based subsidiary and the receipt of a significant buyout payment relating to a bank client involved in an acquisition. The increase in various accrued liabilities resulted from increased business activity during the past 18 months. Annual compensation and bonus payments are paid in the first quarter of the following year and negatively affected cash flows from operations in the first six months of 1999 and 1998.

Cash flows from operations were also affected by receivables. Receivables from regulated investment companies increased in the first six months of 1999 and 1998 primarily due to an increase in assets under management. These balances are paid off in the following month. In addition, an increase in trade receivables in the first six months of 1999 negatively affected cash flows from operations. Conversely, an increase in receivable collections in the first six months of 1998 favorably affected cash flows from operations.

Cash flows from investing activities are principally affected by capital expenditures, including capitalized software development costs. Capital expenditures included significant costs associated with the expansion of our corporate campus. Construction of an additional building within the corporate campus began in early 1998 and was completed in early 1999. In addition, cash flows from investing activities in the first six months of 1999 included certain costs associated with the Korean joint venture.

Cash flows from financing activities are primarily affected by debt and equity transactions. Principal payments on our long-term debt are made annually from the date of issuance while interest payments are made semi-annually. Principal and interest payments were made in the first quarter of 1999 and 1998 (See Note 7 of the Notes to Consolidated Financial Statements). We continued our common stock repurchase program. We purchased approximately 418,000 shares of our common stock at a cost of $39.1 million during the first six months of 1999. As of July 31, 1999, we still had $17.4 million remaining authorized for the purchase of our common stock. Proceeds received from the issuance of common stock, including tax benefit, rose substantially in the first six months of 1999 and 1998 primarily due to increased stock option activity and the substantial increase in our common stock share price.

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

Quantitative and Qualitative Disclosures About Market Risk.
----------------------------------------------------------

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

          Exhibit 27     Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SEI INVESTMENTS COMPANY



Date   August 11, 1999                   By   /s/ Kathy Heilig
     -------------------                   -------------------------------------
                                                  Kathy Heilig
                                                  Vice President and Controller