Form 10-Q
period 1999-09-30
SEI CORP
filed 1999-11-12
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934 for the quarterly period ended September 30,1999 or
                                                    -----------------
      Transition report pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934 for the transition period from           to
                                                    ---------    ---------

                                    0-10200
--------------------------------------------------------------------------------
                           (Commission File Number)

                            SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                    23-1707341
--------------------------------------       -----------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                     Identification Number)

            1 Freedom Valley Drive, Oaks, Pennsylvania  19456-1100
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

*APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes     No
                           ---    ---

*APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999: 17,727,915 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                (In thousands)



                                                   September 30, 1999   December 31, 1998
                                                   -------------------  -----------------
                                                       (unaudited)

Assets
------

Current assets:

Cash and cash equivalents                                    $ 53,430            $ 52,980
Receivables from regulated investment companies                21,757              18,999
Receivables, net of allowance for doubtful
    accounts of $1,200                                         37,477              27,919
Prepaid expenses and other current assets                       4,056               6,013
Deferred income taxes                                           8,596               7,598
                                                             --------            --------

          Total current assets                                125,316             113,509
                                                             --------            --------

Property and equipment, net of accumulated
    depreciation and amortization of $67,584
    and $57,452                                                65,653              62,761
                                                             --------            --------

Capitalized software, net of accumulated
    amortization of $9,461 and $8,238                          16,832              17,068
                                                             --------            --------

Other assets, net                                              23,178              15,434
                                                             --------            --------

          Total Assets                                       $230,979            $208,772
                                                             ========            ========


       The accompanying notes are an integral part of these statements.

                          Consolidated Balance Sheets
                          ---------------------------
                       (In thousands, except par value)




                                        September 30, 1999   December 31, 1998
                                        -------------------  -----------------
                                            (unaudited)

Liabilities and Shareholders' Equity
--------------------------------------

Current liabilities:

Current portion of long-term debt                 $  2,000            $  2,000
Accounts payable                                     6,069               6,805
Accrued compensation                                35,827              32,105
Accrued proprietary fund services                   12,811              10,370
Accrued consulting services                          8,856               6,342
Other accrued liabilities                           39,731              39,661
Deferred revenue                                    14,647              13,511
                                                  --------            --------

     Total current liabilities                     119,941             110,794
                                                  --------            --------

Long-term debt                                      29,000              31,000
                                                  --------            --------

Deferred income taxes                                8,975               7,293
                                                 ---------           ---------

Shareholders' equity:

Common stock, $.01 par value, 100,000 shares
   authorized; 17,728 and 17,861 shares issued
   and outstanding                                     177                 179
Capital in excess of par value                      66,551              57,541
Retained earnings                                    6,878               2,422
Accumulated other comprehensive losses                (543)               (457)
                                                  --------            --------

     Total shareholders' equity                     73,063              59,685
                                                  --------            --------

     Total Liabilities and Shareholders' Equity   $230,979            $208,772
                                                  ========            ========


       The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)



                                                                Three Months
                                                             -------------------
                                                             Ended September 30,
                                                             -------------------
                                                              1999         1998
                                                              ----         ----
Revenues                                                      $117,199   $90,492

Expenses:
 Operating and development                                      52,577    41,787
 Sales and marketing                                            34,383    26,884
 General and administrative                                      3,004     3,787
                                                              --------   -------

Income from operations                                          27,235    18,034

Equity in the earnings of unconsolidated affiliate               1,625       733
Interest income                                                    570       402
Interest expense                                                  (585)     (623)
                                                              --------   -------

Income before income taxes                                      28,845    18,546
Income taxes                                                    11,105     6,995
                                                              --------   -------

Net income                                                      17,740    11,551
                                                              --------   -------

Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustments,
     net of income tax (benefit) expense of $(168) and $12        (269)       17
  Unrealized holding gains on investments,
     net of income tax expense of $75 and $21                      120        32
                                                              --------   -------

Other comprehensive (loss) income                                 (149)       49
                                                              --------   -------

Comprehensive income                                          $ 17,591   $11,600
                                                              ========   =======


Basic earnings per common share                               $   1.00   $   .64
                                                              ========   =======


Diluted earnings per common share                             $    .94   $   .60
                                                              ========   =======



       The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)


                                                                 Nine Months
                                                             -------------------
                                                             Ended September 30,
                                                             -------------------
                                                              1999         1998
                                                              ----         ----
Revenues                                                     $333,139   $257,862

Expenses:
 Operating and development                                    156,744    128,213
 Sales and marketing                                           92,069     73,712
 General and administrative                                     9,134     10,271
                                                             --------   --------

Income from operations                                         75,192     45,666

Equity in the earnings of unconsolidated affiliate              4,904      1,924
Interest income                                                 1,443      1,074
Interest expense                                               (1,763)    (1,951)
                                                             --------   --------

Income before income taxes                                     79,776     46,713
Income taxes                                                   30,713     17,980
                                                             --------   --------

Net income                                                     49,063     28,733
                                                             --------   --------

Other comprehensive income (loss) net of tax:
  Foreign currency translation adjustments,
     net of income tax benefit of $69 and $29                    (110)       (47)
  Unrealized holding losses on investments,
     net of income tax expense (benefit) of $15 and $(45)          24        (72)
                                                             --------   --------

Other comprehensive loss                                          (86)      (119)
                                                             --------   --------

Comprehensive income                                         $ 48,977   $ 28,614
                                                             ========   ========


Basic earnings per common share                              $   2.76   $   1.61
                                                             ========   ========


Diluted earnings per common share                            $   2.58   $   1.50
                                                             ========   ========


       The accompanying notes are an integral part of these statements.

                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (unaudited)
                                (In thousands)



                                                                    Nine Months
                                                                 Ended September 30,
                                                                 -------------------
                                                                   1999       1998
                                                                   ----       ----
Cash flows from operating activities:
Net income                                                      $ 49,063   $ 28,733
Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                               11,568     11,388
      Equity in the earnings of unconsolidated affiliate          (4,904)    (1,924)
      Other                                                        2,236     (2,507)
      Change in current assets and liabilities:
          Decrease (increase) in
             Receivables from regulated investment companies      (2,758)    (1,670)
             Receivables                                          (9,558)    (9,946)
             Prepaid expenses and other current assets             1,957      8,134
          Increase (decrease) in
             Accounts payable                                       (736)        71
             Accrued compensation                                  3,722      3,012
             Accrued proprietary fund services                     2,441       (887)
             Accrued consulting services                           2,514      6,049
             Other accrued liabilities                             2,943          7
             Deferred revenue                                      1,136     20,507
                                                                --------   --------
          Net cash provided by operating activities               59,624     60,967
                                                                --------   --------

Cash flows from investing activities:
      Additions to property and equipment                        (13,429)   (16,441)
      Additions to capitalized software                             (987)    (4,538)
      Purchase of investments available for sale                  (1,000)    (3,620)
      Other                                                       (3,286)       (87)
                                                                --------   --------
          Net cash used in investing activities                  (18,702)   (24,686)
                                                                --------   --------

Cash flows from financing activities:
      Payment on long-term debt                                   (2,000)    (2,000)
      Purchase and retirement of common stock                    (50,312)   (45,316)
      Proceeds from issuance of common stock                       6,889      8,702
      Tax benefit on stock options exercised                      11,362     16,418
      Payment of dividends                                        (6,411)    (5,330)
                                                                --------   --------
          Net cash used in financing activities                  (40,472)   (27,526)
                                                                --------   --------
Net increase in cash and cash equivalents                            450      8,755

Cash and cash equivalents, beginning of period                    52,980     16,891
                                                                --------   --------

Cash and cash equivalents, end of period                        $ 53,430   $ 25,646
                                                                ========   ========


       The accompanying notes are an integral part of these statements.

                  Notes to Consolidated Financial Statements
                  ------------------------------------------


Note 1.  Summary of Significant Accounting Policies
         ------------------------------------------

         Nature of Operations
         --------------------
         SEI Investments Company (the "Company") is organized around its four primary business lines: Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. The Technology Services segment includes the Trust 3000 product line and trust operations outsourcing. The Asset Management segment provides investment solutions through various investment products and services distributed directly or through professional investment advisors, financial planners, and other financial intermediaries to institutional and high-net-worth markets. The Mutual Fund Services segment provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. Investments in New Business consists of the Company's Canadian and other international operations which provide investment advisory services globally through investment products and services and performance evaluation and consulting services to Canadian pension plans.

         Summary Financial Information and Results of Operations
         -------------------------------------------------------
         In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998.

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

         Property and Equipment
         ----------------------
         Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                                     Estimated
                                                                                                                   Useful Lives
                                                      September 30, 1999              December 31, 1998             (In Years)
                                                   -------------------------       ------------------------      -----------------
Equipment                                                      $ 59,842,000                   $ 53,739,000                3 to 5
Buildings                                                        34,353,000                     28,303,000              10 to 39
Land                                                              7,641,000                      6,993,000                   N/A
Purchased software                                               13,087,000                     10,270,000                     3
Furniture and fixtures                                           11,915,000                     10,284,000                3 to 5
Leasehold improvements                                            6,399,000                      6,791,000            Lease Term
Construction in progress                                                 --                      3,833,000                   N/A
                                                               ------------                   ------------

                                                                133,237,000                    120,213,000
Less:  Accumulated depreciation
       and amortization                                         (67,584,000)                   (57,452,000)
                                                               ------------                   ------------

Property and Equipment, net                                    $ 65,653,000                   $ 62,761,000
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

         Capitalized Software
         --------------------
         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. Technological feasibility is established upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 8.2 years.

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

                                                                                For the Three-Month period ended
                                                                                       September 30, 1999
                                                            ----------------------------------------------------------------------
                                                                     Income                     Shares                Per Share
                                                                  (Numerator)               (Denominator)               Amount
                                                              --------------------       --------------------       --------------
Basic earnings per common share                                       $17,740,000                 17,763,000                 $1.00
                                                                                                                    ==============

Dilutive effect of stock options                                               --                  1,109,000
                                                              -------------------                 ----------

Diluted earnings per common share                                     $17,740,000                 18,872,000                 $ .94
                                                              ===================                 ==========        ==============


                                                                                For the Three-Month period ended
                                                                                       September 30, 1998
                                                            ----------------------------------------------------------------------
                                                                    Income                     Shares                 Per Share
                                                                  (Numerator)               (Denominator)               Amount
                                                              -------------------        -------------------        --------------

Basic earnings per common share                                       $11,551,000                 17,946,000                 $ .64
                                                                                                                    ==============

Dilutive effect of stock options                                               --                  1,181,000
                                                              -------------------                 ----------

Diluted earnings per common share                                     $11,551,000                 19,127,000                 $ .60
                                                              ===================                 ==========        ==============

                                                                                For the Nine-Month period ended
                                                                                       September 30, 1999
                                                            ----------------------------------------------------------------------
                                                                     Income                     Shares                Per Share
                                                                  (Numerator)               (Denominator)               Amount
                                                              --------------------       --------------------       --------------
Basic earnings per common share                                   $49,063,000                 17,784,000                 $2.76
                                                                                                                    ==============

Dilutive effect of stock options                                          --                   1,247,000
                                                              -------------------             ----------

Diluted earnings per common share                                 $49,063,000                 19,031,000                 $2.58
                                                              ===================             ==========            ==============


                                                                                For the Nine-Month period ended
                                                                                       September 30, 1998
                                                            ----------------------------------------------------------------------
                                                                    Income                     Shares                 Per Share
                                                                  (Numerator)               (Denominator)               Amount
                                                              -------------------        -------------------        --------------

Basic earnings per common share                                   $28,733,000                 17,827,000                 $1.61
                                                                                                                    ==============

Dilutive effect of stock options                                          --                   1,340,000
                                                              -------------------             ----------

Diluted earnings per common share                                 $28,733,000                 19,167,000                 $1.50
                                                              ===================             ==========            ==============


         Statements of Cash Flows
         ------------------------
         For purposes of the Consolidated Statements of Cash Flows, investment instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

         Supplemental disclosures of cash paid/received during the nine months ended September 30 is as follows:

                                                                                 1999                       1998
                                                                       -------------------------  -------------------------

Interest paid                                                                 $ 2,351,000                $ 2,585,000
Interest and dividends received                                               $ 1,434,000                $ 1,063,000
Income taxes paid                                                             $17,944,000                $12,508,000

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

                                                           Foreign                  Unrealized               Accumulated
                                                          Currency                   Holding                    Other
                                                         Translation                  Losses                Comprehensive
                                                         Adjustments              on Investments                Losses
                                                  -------------------------  ------------------------  ------------------------
         Beginning balance                               $(408,000)                 $(49,000)                $(457,000)
         Current period change                            (110,000)                   24,000                   (86,000)
                                                         ---------                  --------                 ---------

         Ending Balance                                  $(518,000)                 $(25,000)                $(543,000)
                                                         =========                  ========                 =========


Note 3.  Receivables - Receivables on the accompanying Consolidated Balance
         -----------
         Sheets consist of the following:

                                                                         September 30, 1999          December 31, 1998
                                                                     --------------------------  --------------------------
         Trade receivables                                                   $20,242,000                 $14,586,000
         Fees earned, not received                                             2,362,000                   2,558,000
         Fees earned, not billed                                              16,073,000                  11,975,000
                                                                             -----------                 -----------

                                                                              38,677,000                  29,119,000
         Less:  Allowance for doubtful accounts                               (1,200,000)                 (1,200,000)
                                                                             -----------                 -----------

                                                                             $37,477,000                 $27,919,000
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

Note 4.  Other Assets - Other assets on the accompanying Consolidated Balance
         ------------
         Sheets consist of the following:

                                                                           September 30, 1999            December 31,1998
                                                                         -----------------------      -----------------------
         Investment in unconsolidated affiliate                                $ 5,231,000                  $ 2,573,000
         Investments available for sale                                          3,985,000                    3,565,000
         Other, net                                                             13,962,000                    9,296,000
                                                                               -----------                  -----------

         Other assets                                                          $23,178,000                  $15,434,000
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

         The following table contains the Condensed Statements of Income of LSV for the three months ended September 30:

                                                                         1999                         1998
                                                                 ---------------------       -----------------------

         Revenues                                                       $5,041,000                  $2,546,000
                                                                        ==========                  ==========

         Net income                                                     $3,457,000                  $1,645,000
                                                                        ==========                  ==========

         The following table contains the Condensed Statements of Income of LSV for the nine months ended September 30:

                                                                         1999                         1998
                                                                 ---------------------       -----------------------

         Revenues                                                      $14,595,000                  $6,703,000
                                                                       ===========                  ==========

         Net income                                                    $10,431,000                  $4,186,000
                                                                       ===========                  ==========

         The following table contains the Condensed Balance Sheets of LSV:

                                                                  September 30, 1999            December 31, 1998
                                                                -----------------------      -----------------------
         Current assets                                               $9,630,000                   $6,284,000
         Non-current assets                                              147,000                      100,000
                                                                      ----------                   ----------

         Total assets                                                 $9,777,000                   $6,384,000
                                                                      ==========                   ==========

         Current liabilities                                          $  598,000                   $1,096,000
         Partners' capital                                             9,179,000                    5,288,000
                                                                      ----------                   ----------
         Total liabilities and
            partners' capital                                         $9,777,000                   $6,384,000
                                                                      ==========                   ==========


Note 5.  Line of Credit - The Company has a line of credit agreement (the
         --------------
         "Agreement") with its principal lending institution which provides for borrowings of up to $50,000,000. The Agreement ends on May 31, 2000, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or one and one-fourth percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-fourth percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. There were no outstanding borrowings on the line of credit at September 30, 1999.

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

         Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its second principal payment of $2,000,000 in February 1999. The current portion of the Notes amounted to $2,000,000 at September 30, 1999.


Note 7.  Common Stock Buyback - The Board of Directors has authorized the
         --------------------
         purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $323,365,000. Through September 30, 1999, a total of 16,042,000 shares at an aggregate cost of $314,590,000 have been purchased and retired. The Company purchased 121,000 shares at a total cost of $11,253,000 during the third quarter of 1999 and 539,000 shares at a total cost of $50,312,000 during the nine month period ended September 30, 1999.

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

Note 9.  Segment Information - In June 1997, the Financial Accounting Standards
         -------------------
         Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report financial information about operating segments in financial statements. SFAS 131 also requires additional disclosures about product and services, geographic areas, and major customers. The Company adopted SFAS 131 in its December 31, 1998 financial statements. All prior period segment information has been restated to conform with the provisions of SFAS 131.

         The Company is organized around its four primary business lines:
         Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. The Technology Services segment includes the Company's Trust 3000 product line and trust operations outsourcing. The Asset Management segment provides investment solutions through various investment products and services distributed directly or through professional investment advisors, financial planners, and other financial intermediaries to institutional and high-net-worth markets. The Mutual Fund Services segment provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. The Investments in New Business segment consists of the Company's Canadian and other international operations which provides investment advisory services globally through investment products and services and performance evaluation and consulting services to Canadian pension plans.

         The information in the following tables is derived from the Company's internal financial reporting used for corporate management purposes. The accounting policies of the reportable segments are the same as those described in Note 1. The Company's management evaluates financial performance of its operating segments based on income before income taxes.

         The following tables highlight certain unaudited financial information about each of the Company's segments for the three and nine months ended September 30, 1999 and 1998.



                                                                 Mutual     Investments
                                     Technology      Asset        Fund         In New
                                      Services    Management    Services      Business       Other         Total
                                     -----------  -----------  -----------  ------------  ------------  ------------

                                                   For the Three-Month Period Ended September 30, 1999
                                     -------------------------------------------------------------------------------
         Revenues                    $46,951,000  $36,105,000  $27,790,000  $ 6,353,000                 $117,199,000
                                     -----------  -----------  -----------  -----------                 ------------

         Operating
             income (loss)           $16,600,000  $10,236,000  $ 6,168,000  $(2,765,000)  $(3,004,000)  $ 27,235,000
                                     -----------  -----------  -----------  -----------   -----------

         Other income, net                                                                              $  1,610,000
                                                                                                        ------------

         Income before
             income taxes                                                                               $ 28,845,000
                                                                                                        ------------

         Depreciation and
             amortization            $ 3,017,000  $   596,000  $   328,000  $   210,000   $   100,000   $  4,251,000
                                     -----------  -----------  -----------  -----------   -----------   ------------

         Capital
             Expenditures            $ 1,309,000  $   678,000  $   196,000  $   157,000   $   204,000   $  2,544,000
                                     -----------  -----------  -----------  -----------   -----------   ------------


                                                  For the Three-Month Period Ended September 30, 1998
                                     ------------------------------------------------------------------------------
         Revenues                    $38,572,000  $23,946,000  $24,257,000  $ 3,717,000                 $90,492,000
                                     -----------  -----------  -----------  -----------                 -----------

         Operating
             income (loss)           $10,762,000  $ 5,009,000  $ 7,670,000  $(1,620,000)  $(3,787,000)  $18,034,000
                                     -----------  -----------  -----------  -----------   -----------

         Other income, net                                                                              $   512,000
                                                                                                        -----------

         Income before
             income taxes                                                                               $18,546,000
                                                                                                        -----------

         Depreciation and
             amortization            $ 2,811,000  $   457,000  $   399,000  $   216,000   $   200,000   $ 4,083,000
                                     -----------  -----------  -----------  -----------   -----------   -----------

         Capital
             expenditures            $ 8,843,000  $   373,000  $   213,000  $   200,000   $   265,000   $ 9,894,000
                                     -----------  -----------  -----------  -----------   -----------   -----------



                                                                  Mutual     Investments
                                      Technology      Asset        Fund         In New
                                       Services    Management    Services      Business       Other         Total
                                     ------------  -----------  -----------  ------------  ------------  ------------

                                                    For the Nine-Month Period Ended September 30, 1999
                                     --------------------------------------------------------------------------------
          Revenues                   $140,010,000  $96,556,000  $80,843,000  $15,730,000                 $333,139,000
                                     ------------  -----------  -----------  -----------                 ------------

          Operating
              Income (loss)          $ 45,582,000  $28,155,000  $17,898,000  $(7,309,000)  $(9,134,000)  $ 75,192,000
                                     ------------  -----------  -----------  -----------   -----------

          Other income, net                                                                              $  4,584,000
                                                                                                         ------------

          Income before
              Income taxes                                                                               $ 79,776,000
                                                                                                         ------------

          Depreciation and
              Amortization           $  8,163,000  $ 1,617,000  $   943,000  $   557,000   $   288,000   $ 11,568,000
                                     ------------  -----------  -----------  -----------   -----------   ------------

          Capital
              Expenditures           $  9,049,000  $ 2,110,000  $   457,000  $   739,000   $ 1,074,000   $ 13,429,000
                                     ------------  -----------  -----------  -----------   -----------   ------------


                                                     For the Nine-Month Period Ended September 30, 1998
                                   ------------------------------------------------------------------------------------
         Revenues                    $114,486,000   $64,462,000  $69,424,000  $ 9,490,000                  $257,862,000
                                     ------------   -----------  -----------  -----------                  ------------

         Operating
              Income (loss)          $ 26,797,000   $13,907,000  $20,340,000  $(5,107,000)  $(10,271,000)  $ 45,666,000
                                     ------------   -----------  -----------  -----------   ------------

         Other income, net                                                                                 $  1,047,000
                                                                                                           ------------

         Income before
              Income taxes                                                                                 $ 46,713,000
                                                                                                           ------------

         Depreciation and
              Amortization           $  7,647,000   $ 1,327,000  $ 1,165,000  $   661,000   $    588,000   $ 11,388,000
                                     ------------   -----------  -----------  -----------   ------------   ------------

         Capital
              expenditures           $ 13,628,000   $   923,000  $   733,000  $   504,000   $    653,000   $ 16,441,000
                                     ------------   -----------  -----------  -----------   ------------   ------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------
                     (In thousands, except per share data)

We are organized around our four business lines: Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. Financial information on each of these segments is reflected in Note 9 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

Third Quarter Ended September 30, 1999 Compared to Third Quarter Ended September 30, 1998

Consolidated Overview


Income Statement Data
(In thousands, except per common share data)                  3RD QTR               3RD QTR               PERCENT
                                                                1999                  1998                CHANGE
                                                        --------------------  --------------------  -------------------
Revenues:
   Technology Services Segment                               $ 46,951               $38,572                  22%
   Asset Management Segment                                    36,105                23,946                  51%
   Mutual Fund Services Segment                                27,790                24,257                  15%
   Investments in New Business Segment                          6,353                 3,717                  71%
                                                             --------               -------
     Total revenues                                          $117,199               $90,492                  30%

Operating Income (Loss):
   Technology Services Segment                               $ 16,600               $10,762                  54%
   Asset Management Segment                                    10,236                 5,009                 104%
   Mutual Fund Services Segment                                 6,168                 7,670                 (20%)
   Investments in New Business Segment                         (2,765)               (1,620)                (71%)
   General and Administrative                                  (3,004)               (3,787)                 21%
                                                             --------               -------
     Income from operations                                    27,235                18,034                  51%

Other income, net                                               1,610                   512                  --
                                                             --------               -------

Income before income taxes                                     28,845                18,546                  56%

Income taxes                                                   11,105                 6,995                  59%
                                                             --------               -------
Net Income                                                   $ 17,740               $11,551                  54%
                                                             ========               =======

Diluted earnings per common share                                $.94                  $.60                  57%
                                                             ========               =======

Revenues and earnings increased in the third quarter of 1999 primarily due to new business activity generated in the Technology Services and Asset Management segments. Revenues and operating profit improvement in Technology Services resulted primarily from an increase in recurring processing fees generated from new clients and the delivery of new products to our existing clients. Revenues and operating profit in Asset Management were boosted by significant increases in assets under management from new and existing clients in our investment advisory and institutional asset management businesses. Revenues and earnings are expected to increase assuming the sales momentum in Asset Management can be sustained and as we continue to close new business and cross-sell new and existing products in Technology Services. However, continued consolidation in the banking industry or a prolonged unfavorable change in the financial securities markets could impede growth in revenues and earnings.


ASSET BALANCES
(In millions)
                                                                        As of September 30,                PERCENT
                                                                ------------------------------------
                                                                      1999               1998               CHANGE
                                                                -----------------  -----------------  ------------------
Assets invested in equity and fixed income programs                  $ 34,310           $ 20,102             71%
Assets invested in liquidity funds                                     20,569             18,584             11%
                                                                     --------           --------
   Assets under management                                             54,879             38,686             42%

Client proprietary assets under administration                        149,199            100,452             49%
                                                                     --------           --------
   Assets under administration                                       $204,078           $139,138             47%
                                                                     ========           ========

Assets under management for high-net-worth and institutional investors consist of assets invested in our equity and fixed income investment programs and liquidity funds for which we provide management services. Assets under administration consist of assets invested in our investment programs, liquidity funds, and clients' proprietary mutual funds for which we provide certain services.

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

                                                 3RD QTR              3RD QTR              DOLLAR             PERCENT
                                                  1999                 1998                CHANGE              CHANGE
                                           -------------------  -------------------  ------------------  ------------------
Revenues:
Trust technology services                        $41,470              $34,801              $6,669                 19%
Trust operations outsourcing                       5,481                3,771               1,710                 45%
                                                 -------              -------              ------
     Total revenues                               46,951               38,572               8,379                 22%

Expenses:
Operating and development                         22,020               19,789               2,231                 11%
Sales and marketing                                8,331                8,021                 310                  4%
                                                 -------              -------              ------

     Total operating profits                     $16,600              $10,762              $5,838                 54%
                                                 =======              =======              ======

Trust technology services revenues increased due to an increase in recurring processing fees generated from new clients have been fully or partially implemented and our ability to cross-sell new and existing products to our existing client base. Implementation revenues associated with the continued merger and acquisition activity among our clients also contributed to the increase in trust technology services revenues. As a result, recurring processing fees increased $4.0 million and implementation fees increased $1.1 million. Revenues earned from our liquidity products and brokerage services utilized by our bank clients increased slightly, but only accounted for approximately 18 percent of total trust technology services revenues in the third quarter of 1999 and 20 percent in the third quarter of 1998. Average assets under management invested in our liquidity products from bank clients were $16.0 billion for the third quarter of 1999 versus $16.1 billion for the third quarter of 1998. Future recurring processing fees are expected to increase as the remaining new trust technology clients are successfully implemented onto the TRUST 3000 product line. We continue to introduce new technology-based services designed to meet the needs of our clients. This should create an additional opportunity to increase recurring revenues from our existing client base.

Trust operations outsourcing revenues increased significantly due to new contracts for processing services and investment solutions. Revenues earned from processing services accounts for approximately 48 percent of total trust operations outsourcing revenues in the third quarter of 1999 and 56 percent in the third quarter of 1998. Custody and investment solutions comprise the remaining 52 percent in the third quarter of 1999 and 44 percent in the third quarter of 1998. We are expanding our trust operations outsourcing efforts beyond the community and regional bank markets because we believe that our trust operations outsourcing service is an attractive alternative to any trust institution faced with the task of building the necessary internal infrastructure to support the delivery of trust services.

Operating profits and profit margin for Technology Services increased in the third quarter of 1999. Profit margin in the third quarter of 1999 was 35 percent, as compared to 28 percent in the third quarter of 1998. The increase in profits and margin are the culmination of increased system sales in the large bank market over the last few years and back office sales in the community bank market. In addition, we have been able to leverage on our infrastructure which has allowed revenues to increase at a faster pace than our expenses. As a percentage of sales, operating and development expenses decreased to 47 percent from 51 percent and sales and marketing expenses decreased to 18 percent from 21 percent. Although we have been able to control costs, we do anticipate increased investments in new technology and information products and services.

In the large bank segment, we anticipate continued growth through the introduction of new products, continued interest from existing clients in both our core application and server-based products, our ability to cross-sell existing products, and the potential for new business. In the trust operations outsourcing business, the potential for new business from both the processing and investment solutions products is expected to contribute to our growth in the future. However, consolidation within the banking industry continues to be a major strategic issue facing this segment. In addition, there may be some negative impact from the Year 2000 due to some postponing in minor purchase and installation decisions.

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

                                                 3RD QTR              3RD QTR              DOLLAR             PERCENT
                                                  1999                 1998                CHANGE              CHANGE
                                           -------------------  -------------------  ------------------  ------------------
Revenues:
Investment management fees                        $31,823              $20,378             $11,445              56%
Liquidity management fees                           4,282                3,568                 714              20%
                                                  -------              -------             -------
     Total revenues                                36,105               23,946              12,159              51%

Expenses:
Operating and development                           9,415                7,158               2,257              32%
Sales and marketing                                16,454               11,779               4,675              40%
                                                  -------              -------             -------

     Total operating profits                      $10,236              $ 5,009             $ 5,227             104%
                                                  =======              =======             =======

The increase in Investment management fees was primarily due to growth in assets under management generated through new business. Average assets under management increased $8.8 billion or 59 percent to $23.8 billion for the third quarter of 1999, as compared to $15.0 billion for the third quarter of 1998.
Our investment advisory business continued to generate new business through the successful recruiting of new registered investment advisors. We have also been working closely with our existing advisors to increase their asset-gathering potential by growing their existing client base through the introduction of new investment options and programs. Our Institutional asset management business also experienced an increase in new business. During the third quarter of 1999, fourteen new relationships were established which contributed approximately $1.4 billion of new asset sales. We continue to invest in new investment programs and initiatives to enhance our outsourcing alternatives.

The increase in Liquidity management fees was due to an increase in assets under management invested in our liquidity funds from institutional clients. Average assets under management increased $2.1 billion or 70 percent to $5.1 billion for the third quarter of 1999, as compared to $3.0 billion for the third quarter of 1998. The increase in assets under management was due to new sales to corporate and institutional clients.

The Asset Management segment experienced a significant increase in operating profits primarily due to growth in assets under management. Profit margin continued to improve substantially due to the introduction of new investment programs and initiatives and our ability to leverage on our infrastructure even with investments in technology to improve our service and productivity. Profit margin rose to 28 percent for the third quarter of 1999, as compared to 21 percent for the third quarter of 1998. As a percentage of sales, operating and development expenses decreased to 26 percent from 30 percent and sales and marketing expenses decreased to 46 percent from 49 percent. With the increased sales momentum in our investment advisory business and our ability to leverage expenses over higher net incremental assets, this segment is expected to produce favorable operating results in the near term. However, any significant devaluation in the financial securities markets could negatively affect future revenues and profits.


MUTUAL FUND SERVICES
--------------------

The Mutual Fund Services segment provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. These services include fund administration and accounting, legal, shareholder recordkeeping, and marketing.

                                                 3RD QTR              3RD QTR              DOLLAR               PERCENT
                                                  1999                 1998                CHANGE               CHANGE
                                           -------------------  -------------------  -------------------  -------------------

Total revenues                                    $27,790              $24,257             $ 3,533              15%

Expenses:
Operating and development                          17,021               12,652               4,369              35%
Sales and marketing                                 4,601                3,935                 666              17%
                                                  -------              -------             -------

     Total operating profits                      $ 6,168              $ 7,670             $(1,502)            (20%)
                                                  =======              =======             =======

The increase in Mutual fund services revenues was fueled by growth in proprietary fund balances. Average proprietary fund balances increased $50.1 billion or 49 percent to $151.7 billion for the third quarter of 1999 versus $101.6 billion for the third quarter of 1998. Average proprietary fund balances increased due to growth in existing complexes and the conversions of a large bank and non-bank complex during late 1998. However, average basis points earned decreased primarily due to fee concessions extended to existing clients in exchange for longer-term contracts. Also, average basis points were affected by a reduction in the range of our services in the large bank market. As the large bank segment continues to be in transition, we are initiating new strategies and investing in new products to penetrate the non-bank and offshore segments. Initially, the size of these non-bank complexes will be smaller and therefore these deals will not generate as much revenues as large bank complexes. However, we believe this will be a continually growing market in terms of the number of institutions seeking mutual fund services.

Although revenues increased 15 percent, operating profits decreased 20 percent. Profit margin in the third quarter of 1999 decreased to 22 percent, as compared to 32 percent for the third quarter of 1998. Fee concessions and a significant increase in operating and development expenses negatively affected operating profits. As a percentage of sales, operating and development expenses increased to 61 percent from 52 percent and sales and marketing expenses increased slightly to 17 percent from 16 percent. The recontracting of some existing clients generated a substantial increase in direct marketing expenses. Also, we are currently investing heavily in new products and services and in our infrastructure to improve service quality and back-office efficiency.

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


INVESTMENTS IN NEW BUSINESS
---------------------------

Investments in New Business consist of our Canadian and other international operations. Products being offered in Canada include investment advisory, performance evaluation and consulting services to Canadian pension plans. International operations consist of various investment products and services providing investment solutions to institutional and high-net-worth investors outside North America.

                                                 3RD QTR               3RD QTR               DOLLAR               PERCENT
                                                   1999                  1998                CHANGE               CHANGE
                                           --------------------  --------------------  -------------------  -------------------

Total revenues                                   $ 6,353               $ 3,717              $ 2,636                71%

Expenses:
Operating and development                          4,121                 2,188                1,933                88%
Sales and marketing                                4,997                 3,149                1,848                59%
                                                 -------               -------              -------

     Total operating losses                      $(2,765)              $(1,620)             $(1,145)              (71%)
                                                 =======               =======              =======

The increase in revenues from this segment is primarily due to an increase in assets under management from our offshore asset management businesses. The increase in assets under management is due to the launch of a new SEI-managed fund complex into the Italian marketplace in association with one of Italy's largest providers of life insurance and financial and investment products. In addition, we also entered into a newly formed joint venture with a Korean investment advisory firm. Our Canadian and offshore asset management business accounted for 75 percent of total segment revenues in the third quarter of 1999, as compared to 51 percent in the third quarter of 1998. The performance evaluation and consulting business accounted for the remaining 25 percent in the third quarter of 1999, as compared to 49 percent in the third quarter of 1998. This transition is due to a significant increase in assets under management through the generation of new business and various small acquisitions of offshore investment advisory firms during the past 18 months.

Our offshore enterprises are looking to capitalize on international growth opportunities by creating distribution channels for our investment products and services outside North America. Our efforts are currently focused on four main regions: Europe, East Asia, Latin America, and South Africa. These offshore enterprises accounted for approximately 60 percent of total segment revenues in the third quarter of 1999, as compared to 26 percent in the third quarter of 1998.

Operating results were affected by substantial investments made in foreign markets. Our strategy for this year will be on further penetrating markets within the European and South African region through distribution arrangements and continuing to integrate and grow our recently acquired businesses. We will continue to explore additional markets for future expansion, especially in Asia and Latin America, but don't envision any major market entries in these regions in 1999.


OTHER
-----

General and administrative expenses decreased 21 percent to $3,004 for the third quarter of 1999, as compared to $3,787 for the third quarter of 1998. As a percentage of total consolidated revenues, general and administrative expenses were 3 percent for the third quarter of 1999, as compared to 4 percent for the third quarter of 1998.

Other income on the accompanying Consolidated Statements of Income consist of the following:

                                                              3RD QTR         3RD QTR
                                                               1999            1998
                                                           ------------     -----------
Equity in the earnings of unconsolidated affiliate             $1,625          $ 733
Interest income                                                   570            402
Interest expense                                                 (585)          (623)
                                                               ------          -----

Total other income, net                                        $1,610          $ 512
                                                               ======          =====

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership in the general partnership of LSV Asset Management ("LSV") (See Note 4 of the Notes to Consolidated Financial Statements). Our interest in LSV's net earnings was $1,625 for the third quarter of 1999 and $733 for the third quarter of 1998.
The increase in our portion of LSV's net earnings was due to an increase in assets under management. Average assets under management for LSV were $4.1 billion for the third quarter of 1999, as compared to $2.6 billion for the third quarter of 1998.

Interest income for the third quarter of 1999 was $570, as compared to $402 for the third quarter of 1998. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for the third quarter of 1999 was $585, as compared to $623 for the third quarter of 1998. Interest expense relates to the issuance of long-term debt in early 1997 and borrowings on our line of credit. Interest expense decreased due to a lower carrying balance on our long-term debt and less borrowings on our line of credit in the third quarter of 1999 than in the third quarter of 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Consolidated Overview


Income Statement Data
(In thousands, except per common share data)               NINE MONTHS           NINE MONTHS             PERCENT
                                                               1999                  1998                CHANGE
                                                       --------------------  --------------------  -------------------
Revenues:
   Technology Services Segment                              $140,010              $114,486                  22%
   Asset Management Segment                                   96,556                64,462                  50%
   Mutual Fund Services Segment                               80,843                69,424                  16%
   Investments in New Business Segment                        15,730                 9,490                  66%
                                                            --------              --------
     Total revenues                                         $333,139              $257,862                  29%

Operating Income (Loss):
   Technology Services Segment                              $ 45,582              $ 26,797                  70%
   Asset Management Segment                                   28,155                13,907                 102%
   Mutual Fund Services Segment                               17,898                20,340                 (12%)
   Investments in New Business Segment                        (7,309)               (5,107)                (43%)
   General and Administrative                                 (9,134)              (10,271)                 11%
                                                            --------              --------
     Income from operations                                   75,192                45,666                  65%

Other income, net                                              4,584                 1,047                  --
                                                            --------              --------

Income before income taxes                                    79,776                46,713                  71%

Income taxes                                                  30,713                17,980                  71%
                                                            --------              --------
Net Income                                                  $ 49,063              $ 28,733                  71%
                                                            ========              ========

Diluted earnings per common share                              $2.58                 $1.50                  72%
                                                            ========              ========

Revenues and earnings increased in the nine months ended September 30, 1999 primarily due to new business activity generated in the Technology Services and Asset Management segments. Revenues and operating profit increased in Technology Services primarily from an increase in recurring processing fees generated from new clients and the delivery of new products to our existing clients. Revenues and operating profit in Asset Management were boosted by significant increases in assets under management from new and existing clients in our investment advisory and institutional asset management businesses.

TECHNOLOGY SERVICES
-------------------

                                               NINE MONTHS          NINE MONTHS            DOLLAR             PERCENT
                                                  1999                 1998                CHANGE              CHANGE
                                           -------------------  -------------------  ------------------  ------------------
Revenues:
Trust technology services                      $124,409             $103,275             $21,134                 20%
Trust operations outsourcing                     15,601               11,211               4,390                 39%
                                               --------             --------             -------
     Total revenues                             140,010              114,486              25,524                 22%

Expenses:
Operating and development                        70,775               66,197               4,578                  7%
Sales and marketing                              23,653               21,492               2,161                 10%
                                               --------             --------             -------

     Total operating profits                   $ 45,582             $ 26,797             $18,785                 70%
                                               ========             ========             =======

Trust technology services revenues increased due to an increase in recurring processing fees generated from new clients that had purchased our products and services in prior years and our ability to cross-sell new and existing products to our existing client base. In addition, implementation revenues associated with the continued merger and acquisition activity among our clients partially contributed to the increase in trust technology services revenues. As a result, recurring processing fees increased $15.1 million and implementation fees increased $8.1 million for the first nine months of 1999 over the same period of 1998. Revenues earned from our liquidity products and brokerage services utilized by our bank clients increased slightly, but only accounted for approximately 18 percent of total trust technology services revenues for the first nine months of 1999 and 21 percent for the comparable period in 1998. Average assets under management invested in our liquidity products from bank clients were $16.5 billion for the first nine months of 1999 and 1998.

Our trust operations outsourcing business continued to generate new business in 1999. Revenues earned from processing services accounts for approximately 53 percent of total trust operations outsourcing revenues for the first nine months of 1999 and 56 percent for the comparable period in 1998. Custody and investment solutions comprise the remaining 47 percent for the first nine months in 1999 and 44 percent for the comparable period in 1998.

Operating profits and profit margin for Technology Services increased significantly for the first nine months of 1999. Profit margin for the nine months ended September 30, 1999 was 33 percent, as compared to 23 percent for the same period of 1998. The increase in profits and margin are the culmination of increased system sales in the large bank market over the last few years, back office sales in the community bank market and our ability to manage expenses carefully. As a percentage of sales, operating and development expenses decreased to 51 percent from 58 percent and sales and marketing expenses decreased slightly to 17 percent from 19 percent.

ASSET MANAGEMENT
----------------

                                               NINE MONTHS          NINE MONTHS            DOLLAR             PERCENT
                                                  1999                 1998                CHANGE              CHANGE
                                           -------------------  -------------------  ------------------  ------------------
Revenues:
Investment management fees                      $83,260              $54,256             $29,004                 53%
Liquidity management fees                        13,296               10,206               3,090                 30%
                                                -------              -------             -------
     Total revenues                              96,556               64,462              32,094                 50%

Expenses:
Operating and development                        25,993               19,178               6,815                 36%
Sales and marketing                              42,408               31,377              11,031                 35%
                                                -------              -------             -------

     Total operating profits                    $28,155              $13,907             $14,248                102%
                                                =======              =======             =======

The increase in Investment management fees was primarily due to growth in assets under management generated through new business. Average assets under management increased $7.2 billion or 51 percent to $21.4 billion for the first nine months of 1999, as compared to $14.2 billion for the first nine months of 1998. Our investment advisory business continued to generate new business through the successful recruiting of new registered investment advisors. We have also been working closely with our existing advisors to increase their asset-gathering potential by growing their existing client base. Our Institutional asset management business also experienced an increase in new business. In 1999, 37 new relationships were established which contributed approximately $2.3 billion of new asset sales. Additionally, the current favorable trend experienced in the financial securities markets boosted growth in assets under management in both our investment advisory and institutional asset management businesses.

The increase in Liquidity management fees was due to an increase in assets under management invested in our liquidity funds from institutional clients. Average assets under management increased $2.1 billion or 72 percent to $5.0 billion for the first nine months of 1999, as compared to $2.9 billion for the first nine months of 1998. The increase in assets under management was due to new sales to corporate and institutional clients.

The Asset Management segment experienced a significant increase in operating profits primarily due to growth in assets under management. Profit margin continued to improve substantially due to our ability to leverage on our infrastructure even with investments in technology to improve our service and productivity. Profit margin rose to 29 percent for the nine months ended September 30,1999, as compared to 22 percent for the corresponding period of 1998. As a percentage of sales, operating and development expenses decreased to 27 percent from 30 percent and sales and marketing expenses decreased to 44 percent from 49 percent.


MUTUAL FUND SERVICES
--------------------

                                       NINE MONTHS          NINE MONTHS            DOLLAR               PERCENT
                                          1999                 1998                CHANGE               CHANGE
                                   -------------------  -------------------  -------------------  -------------------
Total revenues                          $80,843              $69,424             $11,419                  16%

Expenses:
Operating and development                50,085               37,614              12,471                  33%
Sales and marketing                      12,860               11,470               1,390                  12%
                                        -------              -------             -------

     Total operating profits            $17,898              $20,340             $(2,442)                (12%)
                                        =======              =======             =======

The increase in Mutual fund services revenues was fueled by growth in proprietary fund balances. Average proprietary fund balances increased $44.4 billion or 47 percent to $139.4 billion for the first nine months of 1999 versus $95.0 billion for the first nine months of 1998. Average proprietary fund balances increased due to growth in existing complexes and the conversions of a large bank and non-bank complex during late 1998. However, average basis points earned decreased primarily due to fee concessions extended to existing clients in exchange for longer-term contracts as well as a reduction in the range of our services in the large bank market.

Although revenues increased 16 percent, operating profits decreased 12 percent. Profit margin for the nine months ended September 30, 1999 decreased to 22 percent, as compared to 29 percent for the corresponding period in 1998. A significant increase in operating and development expenses negatively affected operating profits in the first nine months of 1999. As a percentage of sales, operating and development expenses increased to 62 percent from 54 percent and sales and marketing expenses decreased slightly to 16 percent from 17 percent. The recontracting of some existing clients generated a substantial increase in direct marketing expenses. Also, investments have been made to enhance services as well as establishing distribution channels for our mutual fund services in the non-bank and offshore markets.

INVESTMENTS IN NEW BUSINESS
---------------------------

                                     NINE MONTHS           NINE MONTHS             DOLLAR               PERCENT
                                         1999                  1998                CHANGE               CHANGE
                                 --------------------  --------------------  -------------------  -------------------
Total revenues                          $15,730               $ 9,490              $ 6,240                66%

Expenses:
Operating and development                 9,891                 5,224                4,667                89%
Sales and marketing                      13,148                 9,373                3,775                40%
                                        -------               -------              -------

     Total operating losses             $(7,309)              $(5,107)             $(2,202)              (43%)
                                        =======               =======              =======

Revenues increased 66 percent primarily due to an increase in assets under management from our offshore asset management businesses and various acquisitions of investment advisory firms during the past 18 months. Our Canadian and offshore asset management business accounted for 70 percent of total segment revenues for the first nine months of 1999, as compared to 42 percent for the first nine months of 1998. The performance evaluation and consulting business accounted for the remaining 30 percent for the nine months ended September 30, 1999, as compared to 58 percent for the same period in 1998.

Our offshore enterprises are looking to capitalize on international growth opportunities by creating distribution channels for our investment products and services outside North America. Our efforts are currently focused on four main regions: Europe, East Asia, Latin America, and South Africa. These offshore enterprises accounted for approximately 52 percent of total segment revenues for the nine months ended September 30, 1999, as compared to 21 percent for the corresponding period in 1998.

Operating results were affected by substantial investments made in foreign markets. Our strategy will be on further penetrating markets within the European and South African region through distribution arrangements and continuing to integrate and grow our recently acquired businesses.

OTHER
-----

General and administrative expenses decreased 11 percent to $9,134 for the nine months ended September 30, 1999, as compared to $10,271 for the same period in 1998. As a percentage of total consolidated revenues, general and administrative expenses were 3 percent for the first nine months of 1999, as compared to 4 percent for the first nine months of 1998.

Other income on the accompanying Consolidated Statements of Income consist of the following:

                                                           NINE MONTHS           NINE MONTHS
                                                               1999                  1998
                                                       --------------------  --------------------
Equity in the earnings of unconsolidated affiliate          $ 4,904               $ 1,924
Interest income                                               1,443                 1,074
Interest expense                                             (1,763)               (1,951)
                                                            -------               -------

Total other income, net                                     $ 4,584               $ 1,047
                                                            =======               =======

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership in the general partnership of LSV Asset Management ("LSV") (See Note 4 of the Notes to Consolidated Financial Statements). Our interest in LSV's net earnings was $4,904 for the nine months ended September 30, 1999 and $1,924 for the corresponding period in 1998. The increase in our portion of LSV's net earnings was due to an increase in assets under management. Average assets under management for LSV were $4.2 billion for the first nine months of 1999, as compared to $2.3 billion for the first nine months of 1998.

Interest income for the nine months ended September 30,1999 was $1,443, as compared to $1,074 for the same period in 1998. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for the first nine months in 1999 was $1,763, as compared to $1,951 for the first nine months in 1998. Interest expense relates to the issuance of long-term debt in early 1997 and borrowings on our line of credit. Interest expense decreased due to a lower carrying balance on our long-term debt and less borrowings on our line of credit in the first nine months of 1999 than in the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                                                                      Nine Months
                                                      -----------------------------------------
                                                                  Ended September 30,
                                                      -----------------------------------------
                                                             1999                 1998
                                                      -------------------  --------------------
Net cash provided by operating activities                 $ 59,624              $ 60,967
Net cash used in investing activities                      (18,702)              (24,686)
Net cash used in financing activities                      (40,472)              (27,526)
                                                          --------              --------
Net increase in cash and cash equivalents                      450                 8,755

Cash and cash equivalents, beginning of period              52,980                16,891
                                                          --------              --------
Cash and cash equivalents, end of period                  $ 53,430              $ 25,646
                                                          ========              ========

Cash requirements and liquidity needs are primarily funded through operations and our capacity for additional borrowing. We currently have a line of credit agreement that provides for borrowings of up to $50,000. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement (See Note 5 of the Notes to Consolidated Financial Statements). At September 30, 1999, the unused sources of liquidity consisted of cash and cash equivalents of $53,430 and the unused portion of the line of credit of $50,000.

Cash flows from operations for the first nine months of 1999 and 1998 primarily resulted from an increase in income and various accrued liabilities. In addition, cash flows from operations for the first nine months of 1998 were boosted by the sales of loans classified as Loans receivable available for sale by our Swiss based subsidiary and the receipt of a significant buyout payment relating to a bank client involved in an acquisition. The increase in various accrued liabilities resulted from increased business activity during the past 18 months.

Cash flows from operations were also affected by receivables. Receivables from regulated investment companies increased in the first nine months of 1999 and 1998 primarily due to an increase in assets under management. These balances are paid off in the following month. In addition, an increase in trade receivables in the first nine months of 1999 and 1998 negatively affected cash flows from operations.

Cash flows from investing activities are principally affected by capital expenditures, including capitalized software development costs. Capital expenditures included significant costs associated with the expansion of our corporate campus. Construction of an additional building within the corporate campus began in early 1998 and was completed in early 1999. In addition, cash flows from investing activities in the first nine months of 1999 included certain costs associated with the Korean joint venture.

Cash flows from financing activities are primarily affected by debt and equity transactions. Principal payments on our long-term debt are made annually from the date of issuance while interest payments are made semi-annually. Principal and interest payments were made in the first quarter of 1999 and 1998 (See Note 6 of the Notes to Consolidated Financial Statements). We continued our common stock repurchase program. We purchased approximately 539,000 shares of our common stock at a cost of $50.3 million during the first nine months of 1999. As of October 31, 1999, we still had $3.8 million remaining authorized for the purchase of our common stock. Proceeds received from the issuance of common stock, including tax benefit, rose substantially in the first nine months of 1999 and 1998 primarily due to increased stock option activity and the substantial increase in our common stock share price.

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

       1.) Work closely with all clients to instruct them on maintaining all
           1999 year-end data for recovery purposes.
       2.) Current Year 2000 project expertise will remain dedicated to the Year
           2000 program to be available to resolve potential issues.
       3.) Budget funds into the Year 2000 to support potential issues.
       4.) All future product releases will be analyzed for potential date related changes. If such a change is identified as having an impact to our Year 2000 certification, tests will be performed to re-certify the modified code.
       5.) Reconfirm the TRUST 3000 product line as Year 2000 compliant.

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

Quantitative and Qualitative Disclosures About Market Risk.
----------------------------------------------------------

We currently have several offices located outside the United States that conduct business in the local currencies of that country. We do not use foreign currency exchange contracts or other types of derivative financial investments to hedge local currency cash flows. All foreign operations aggregate approximately 5 percent of total consolidated revenues. Due to this limited activity, we do not expect any material loss with respect to foreign currency risk.

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

          None.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1999.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SEI INVESTMENTS COMPANY



Date    November 12, 1999     By /s/ Kathy Heilig
     -----------------------     ---------------------------------
                                     Kathy Heilig
                                     Vice President and Controller