Form 10-K
period 1999-12-31
SEI CORP
filed 2000-03-29
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ===================

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                  December 31, 1999
                           ----------------------------------------------------
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to  ___________________

                    Commission file number       0 - 10200
                                           ----------------------

                            SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Pennsylvania                                    23-1707341
-------------------------------                  ------------------------------
(State or other jurisdiction of                  (IRS Employer Identification
incorporation or organization)                               Number)

   1 Freedom Valley Drive, Oaks, Pennsylvania              19456-1100
----------------------------------------------    -----------------------------
   (Address of principal executive offices)                (Zip Code)

 Registrant's telephone number, including area code        610-676-1000
                                                       ----------------------

 Securities registered pursuant to Section 12(b) of the Act:
                                                Name of Each Exchange on Which
       Title of Each Class                                 Registered
       -------------------                    ----------------------------------
              None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No___
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                           (Cover page 1 of 2 pages)
                           Exhibit Index on Page 61
                              Page 1 of 78 Pages

State the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as reported by NASDAQ as of February 29, 2000: $1,066,321,000. For purposes of making this calculation only, registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the common stock of the registrant.



       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes        No
    -----      -----


                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 2000: 17,637,837.


                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated by reference herein:

     1. Notice of and Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this annual report, incorporated by reference in Part III hereof.



                           (Cover page 2 of 2 pages)

                                    PART I

Item 1.  Business.
         --------

General Development of Business
-------------------------------

SEI Investments Company ("SEI") was incorporated in Pennsylvania in 1968 and initially offered its shares to the public in March 1981. The principal wholly owned subsidiaries of SEI are SEI Investments Distribution Company ("SIDCO"), SEI Investments Management Corporation ("SIMC"), and SEI Trust Company ("SEI Trust"). SIDCO is a broker-dealer registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940. SEI Trust is a trust entity chartered in the Commonwealth of Pennsylvania.

SEI introduced its first trust system in 1972 providing on-line, real-time accounting and management information to bank trust departments. Today, this technology service is offered through the TRUST 3000(R) product line that provides product capabilities and processing power to serve even the largest trust institutions. SEI Trust offers back-office accounting and processing services to trust institutions which allows them to outsource their trust operations and related investment functions completely.

In 1982, SEI began to sponsor a number of institutional investment products, primarily in the form of registered investment companies sold to institutional investors and financial intermediaries. SIDCO and SIMC provide various asset management services to institutional investors, professional investment counselors and affluent individuals. These services include investment solutions that enable clients to establish asset allocation strategies and gain access to top-quality investment managers. SEI has expanded its asset management services outside the United States by targeting selected foreign markets for its investment management programs.

SIDCO and SIMC also provide a full range of administration and distribution services to proprietary mutual funds established for banks and other financial institutions and intermediaries. The client serves as the investment advisor for the proprietary funds, and the funds are sold primarily to customers of the client.

Industry Segments
-----------------

Financial information is reported through four business lines: Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. These business segments reflect how management measures financial information internally. Technology Services, which accounted for 41 percent of consolidated revenues in 1999, includes the TRUST 3000 product line and trust operations outsourcing. Asset Management, which accounted for 30 percent of consolidated revenues in 1999, provides investment programs covering diversified investment strategies to institutional and high-net-worth markets. Mutual Fund Services, which accounted for 24 percent of consolidated revenues in 1999, provides administration and distribution services to mutual funds and other pooled funds created for banks, money managers and other financial institutions. Investments in New Business, which accounted for 5 percent of consolidated revenues in 1999, primarily consists of international asset management initiatives.

Financial information about each business segment is contained in Note 11 of the Notes to Consolidated Financial Statements in Item 8. Additional financial information and discussion about each business segment, including a breakdown of revenues by product line, is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Technology Services

         Trust Technology Services

Our comprehensive software products and computer processing services help trust institutions manage investments for their personal and institutional investors. TRUST 3000 is a complete trust accounting and investment system with fully automated securities movement and control linked directly to the Depository Trust Company. It offers investment management functionality through a number of integrated products and sub-systems that supports investment accounting, client administration, portfolio analysis, and trade order processing for both domestic and global securities processing. TRUST 3000 also provides access to multiple third-party pricing and asset related information. Through training, custom programming and our open architecture strategy, we help adapt our products to each client's particular needs. Clients access TRUST 3000 utilizing terminals and workstations that are connected to our data center.

The value of TRUST 3000 has been enhanced by the StrataQuest(TM) product line which includes technology platform products that manage the flow of data and allow for the integration of TRUST 3000 information with any application operating in the clients' distributed computing environment. StrataQuest is a flexible combination of modular workstation application products that transform data into user-friendly customer service and investment analysis desktop applications. In addition, our StrataWeb product provides access to data to end investors through the Internet.

Clients that use TRUST 3000 can effect purchases and redemptions of our liquidity products through an automated subsystem that performs daily sweeps of trust accounts and invests the available cash. Bank clients can also invest in our Tri-Party Repurchase Agreement program that offers competitive yields for short-term investing.

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

The market for our trust accounting and management information services consists primarily of bank trust departments managing assets between $10 million and $100 billion. Consolidations in the banking industry may reduce the number of bank prospects and/or eliminate customers from our user base. However, the economic pressures on the banking industry are also creating a greater demand for outsourcing services, as banks increasingly focus on their core strengths. There are approximately 2,800 US institutions with trust powers in our market. At December 31, 1999, we were providing processing or software services to approximately 83 trust departments, including trust departments of 7 of the top 10 banks, primarily located throughout the United States. We segregate the trust accounting and information services market by trust assets under management: $20 billion or more in managed assets; $750 million to $20 billion in managed assets; and under $750 million in managed assets. Each of these trust accounting and management information services markets are characterized by different pricing, service, and product parameters and we offer a full range of products and services suitable for each. Customers generally contract for terms of three to seven years and revenues are based on monthly processing and software application service fees.

Our principal competitors are Fidelity-Trust Technology Services LLC, SunGard Data Systems, Marshall and Isley, and financial institutions that operate their own trust processing systems. However, in terms of both revenues and number of trust accounts processed, the TRUST 3000 product line is the leading trust accounting and management system sold by third-party vendors to bank trust departments. We believe the most important factors in a potential customer's evaluation and choice of vendor are: product and service reliability; security and risk; functional capability; ease of use and future flexibility; value; and cost effectiveness. Clients also consider a vendor's experience in and it's commitment to the financial industry. Trust technology services accounted for approximately 36 percent of consolidated revenues in 1999.

         Trust Operations Outsourcing

We combine our technological strength and investment expertise to assume the entire trust operation for institutional clients who wish to outsource their trust department operations and processes. We provide trust institutions with access to TRUST 3000 and our investment programs, along with processing, reporting, and custody services provided through the specialized capabilities of SEI Trust personnel. SEI Trust automates and centralizes the client's trust accounting, income collections, securities settlement, and securities processing functions. In addition, SEI Trust prepares and processes customer statements, investment reviews, and employee benefit accrual reports and remittances to the clients' customers.

The market for our trust operations outsourcing consists primarily of bank trust departments ranging in size from start-ups to those managing assets of $20 billion. However, as the concept of outsourcing has gained credibility and acceptance within the industry, banks of all sizes are recognizing the value in outsourcing their trust operations. We also believe there is a market for these services in non-bank financial institution channels. This product line is also affected by consolidation of the banking industry, which may reduce the number of potential bank prospects and/or eliminate customers from our user base. At December 31, 1999, we had contracts to perform trust operations outsourcing services to 70 clients. The term of the contracts varies from three to five years.

Currently, the only significant competitor in this market is Marshall and Isley. Additional competitors can be expected over the next few years. Revenues from trust operations outsourcing accounted for approximately 5 percent of consolidated revenues in 1999.

Asset Management

We offer global investment strategies directly to institutional investors and to affluent individual investors through a select network of registered investment advisors and other professional investment counselors. Our asset management team has developed a specialized investment approach to provide investors access to the best money management talent from around the world and optimal portfolio allocation at a reasonable cost. We create investment strategies tailored to clients' specific financial objectives, and choose the best style specific money managers to implement them. This innovative approach, called a "Manager of Managers" approach, ensures adherence to our disciplined investment principles because each manager's performance is tracked and scrutinized. Comprehensive support services, including accounting and investor reporting are also provided. Investments are made through a series of domestic equity, fixed income and tax-exempt mutual funds, separate account management, and offshore funds. We employ a total investment management approach that utilizes a quantitative asset allocation model and investment strategies based upon the precepts of modern portfolio theory, specialist sub-advisors that we select and monitor, and active risk management.

Through SIMC, we serve as the administrator, transfer agent, and fund accountant for these products. We also act as the investment advisor for many of these products. The investment advisory and administration contracts between SIMC and the funds are subject to renewal annually by the board of trustees of the funds. These contracts provide for the payment of administrative fees based on a percentage of the average daily net assets of each fund.

         Investment Management Fees

We provide investment solutions to pension plan sponsors, hospitals, foundations, endowment funds, and other institutional investors. We offer such investors an integrated investment program, which enables a pension or other investment committee to outsource their investment management process to us including trustee and custodial services. Using a disciplined fund management process and superior technology, we work with each client to develop asset management strategies that are consistent with the client's business needs, investment objectives, risk tolerance, investment restrictions, and time horizon. Then, through the combination of the portfolio construction process, multiple asset classes, and style allocations, we work toward the client's investment goals. A client's strategy is implemented through our Family of Funds that employ sub-advisors that are specialists in a particular style. The potential benefit of this method is improved performance with reduced volatility because it eliminates the task of attempting to estimate which style of investing will be in favor at any point in time. Specialist-advisors are monitored for performance so trading strategies conform to predetermined market, sector, and style characteristics. We maintain the asset class exposure within the specifically defined boundaries of our client's asset allocation plan by incorporating a formal rebalancing program in our asset management process utilizing state-of-the-art technology. Overall, diversifying by asset class, manager style, sub-style, and sector tends to reduce risk while improving the prospects for long-term growth. Clients also have the ability to access specialized money managers through separate accounts.

We also deliver business building solutions to independent broker-dealers, registered investment advisors, financial planners, life insurance producers, and bank trust departments. The investment programs offered through these financial advisors are targeted to attract the assets of high-net-worth individuals (defined as individuals with over $500,000 of investable assets) and small to medium sized institutional plans. Our programs allow advisors to outsource many aspects of asset management, back-office operations, marketing, and client services. This allows the investment advisors to focus their resources on creating financial plans, implementing investment strategies, and educating and servicing their clients. The programs also allow access to institutional money managers normally not available to individual investors. Asset allocation, portfolio structure, tax management, specialist investment and continuous portfolio management are the five key principles of our investment philosophy. Financial intermediaries are offered various asset allocation models that provide diversification among investment classes and periodic rebalancing to achieve the investor's objectives. We offer a wide range of investment solutions including tax managed programs.

At December 31, 1999, there were approximately 2,600 clients invested in our asset management programs through separate accounts or through our Family of Funds with $42 billion in assets invested. The principal competition for our asset management products is from other investment advisors and mutual fund companies. Also, revenues are affected by changes in the value of securities traded in various financial markets. Fees are earned as a percentage of average assets under management. Revenues from investment management fees accounted for approximately 26 percent of consolidated revenues in 1999.

         Liquidity Management Fees

We apply our expertise to short term investment, as well. We assist corporations in developing investment programs to meet their unique cash flow needs by coordinating investment strategies with expected disbursements. Our CashSweep(R) program helps commercial banks compete successfully with larger institutions by offering their clients superior cash management services. This program enables financial institutions to sweep excess balances from demand deposit accounts into money market accounts. To build a successful sweep program, we combine technology with our cash management investment products, cash management services, marketing and consulting support. Our CashStrategies(R) program uses proprietary technology to help treasurers analyze cash flow and develop dynamic cash management strategies, which they execute with our investment products. We help clients allocate their cash between liquid and longer-term investments. Longer-duration cash is invested in one of our Secondary Cash Investment Models, each providing an optimal balance of strong yield and high liquidity. We help to implement the strategy and render ongoing service and analytical support.

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

The market for our liquidity products and services consist primarily of bank trust departments, investment advisors, and corporations located in the United States. The number of bank and non-bank clients utilizing our liquidity products and services totaled approximately 960 at December 31, 1999. Total assets invested in liquidity funds, including REPO, totaled $23 billion at December 31, 1999.

Our principal competitors in liquidity products and services include Federated Investors, Inc., Fidelity Management Corporation, Goldman, Sachs & Co., and PNC Bank, and other mutual fund complexes that market to institutional investors as well as individual bank proprietary and common trust funds. A potential customer of liquidity services business considers the price and performance of investment products and diverse product offerings, as well as the ease of investment through the automated sweep system. Revenues from liquidity management fees offered to investment advisors and corporations accounted for approximately 4 percent of consolidated revenues in 1999.


Mutual Fund Services

We provide administration and distribution services to mutual funds and other pools of money sponsored or held by banks, insurance firms, and investment companies for which the client serves as the investment advisor. We provide all required fund accounting and shareholder services including investment tracking, transaction processing, pricing, investment and tax reporting, regulatory compliance and daily support. Distribution services focus on identifying distribution opportunities and establishing product and program strategies that will assist the client in attracting and retaining assets. This includes assistance with developing and executing business and marketing plans. Additionally, we maintain an office in Dublin, Ireland that offers administrative services, distribution consulting services, and marketing support services to fund complexes in international markets. Our multidisciplinary global team is experienced in administering a full range of investment structures including mutual funds, money funds, hedge funds, and separate accounts. These services are closely integrated with those of our domestic services group.

The market for fund services and products consists primarily of banks, insurance companies, and investment managers. However, we are diversifying our business to offshore funds and hedge funds. As a result of legislation repealing Glass-Steagall provisions, banks may now perform securities distribution services themselves under the Financial Modernization Act. In addition, consolidations in the banking industry may reduce the number of bank proprietary fund complexes in existence. At the end of 1999, there were approximately 95 bank proprietary fund complexes that existed in the United States, according to FRC/Lipper. At December 31, 1999, we provided fund services to 31 banks, investment management companies, and insurance firms with proprietary mutual fund assets of approximately $171 billion. Our contracts with mutual fund complexes have initial terms ranging from two to five years.

Our principal competitors for mutual fund services include The BISYS Group, Federated Investors, Inc., PFPC/First Data Investor Services Group, State Street Bank, and Investment Company Administrators. Potential customers of mutual fund services consider the price of such services, the performance of its administrative and other support services such as legal and marketing, and the integration of such services provided through our proprietary software. Revenues from mutual fund services accounted for approximately 24 percent of consolidated revenues in 1999.


Investments in New Business

We have several other business ventures to expand our asset management programs and services to high-net-worth investors, pension plans, governmental organizations, and private corporations in foreign countries. We also provide performance evaluation and consulting services to Canadian pension plans.

Using the same asset management disciplines that have benefited US clients, we provide investment management programs tailored to the needs of institutional and affluent individual investors in selected target markets: Canada, Europe/South Africa, Latin America, and Asia. These initial efforts have created distribution channels for our asset management services and have well positioned us for the introduction of new products. Penetration into the global asset management marketplace has been initiated through various acquisitions, joint ventures with local firms and the startup of satellite offices outside the United States.

Our approach is to expand existing business lines into a coherent global business consistent with our United States strategy of providing portfolio solution offerings rather than product sales. Allocation of assets among the portfolio's specialist money managers and directing and evaluating the investment services provided by these selected managers is the cornerstone of our global investment strategy. Additionally, services include the delivery of local investment management as part of a portfolio solution and local distribution and marketing. In South Africa, we have assembled an investment advisory team that markets institutional asset management programs to pension and insurance industries. Established investment advisory firms in Argentina and Mexico offer asset management services to high-net-worth investors. Joint ventures in Taiwan and Korea offer asset management solutions to institutions and high-net-worth individuals.

In Canada, we support money managers in managing their clients' investments through investment performance evaluation services, as well as trading cost analysis and marketing strategy review. The market for our consulting services consists mainly of defined benefit plan sponsors and investment managers located in Canada. At December 31, 1999, we were providing consulting services to approximately 380 defined benefit plan sponsors and investment managers. Fund sponsor and money manager clients remit payment for performance evaluation and consulting services in cash or, subject to applicable regulatory guidelines, by directing brokerage commissions to SIDCO or SEI, Inc. through SEI-approved clearing agents or clearing brokers. These clients may also apply a portion of such directed brokerage commissions to defray certain other third-party costs. As a result of the directed brokerage business, revenues may be affected by changes in market trading volume or changes in government regulations affecting directed brokerage payments.

The global market for financial services is highly competitive. Entering into a foreign market requires a shift in perspective from a United States focus to that of the other country. In addition, consideration must be given to the regulatory and financial constraints that exist in a foreign market. Finally, it can be difficult to overcome recognition and branding hurdles caused by lack of a track record in a particular market. We attempt to overcome these obstacles by purchasing or partnering with a local firm who already has an established presence in the market. This also helps us in making decisions about product packaging and distribution strategies because we get access to a staff that understands the culture. Revenues from other investment products and services accounted for approximately 5 percent of consolidated revenues in 1999.

Other

Equity Investments in Investees
-------------------------------

LSV Asset Management ("LSV"), is a partnership formed between SEI and three leading academics in the field of finance. LSV, a registered investment advisor, provides investment advisory services to institutions, including pension plans and investment companies. LSV is a value-oriented, contrarian money manager that offers a deep-value investment alternative. LSV utilizes a proprietary equity investment model to identify securities that are generally considered to be out of favor. LSV identifies stocks that exhibit below-average market expectations for future growth because these stocks typically produce superior future returns as their growth exceeds the pessimistic expectation of the market. LSV is currently the specialist-advisor to a portion of SEI Large Cap Value Fund and SEI Small Cap Value Fund. In addition, LSV is a portfolio manager to a portion of our global investment products. Approximately 20 percent of the total assets managed by LSV relate to our products. At December 31, 1999, our interest represented approximately 47 percent of the partnership's total interests.

Marketing and Sales
-------------------

We employ 17 sales representatives in Technology Services, 56 sales representatives in Asset Management, 22 sales representatives in Mutual Fund Services, and 28 sales representatives in Investments in New Business. These sales personnel operate from 19 offices located in Oaks, Pennsylvania; San Francisco and Irvine, California; Chicago, Illinois; Boston, Massachusetts; New York, New York; Dallas, Texas; Norcross, Georgia; Toronto, Ontario; Montreal, Quebec; Vancouver, British Columbia; Halifax, Nova Scotia; Zurich, Switzerland; Dublin, Ireland; Johannesburg, South Africa; Central Hong Kong, Hong Kong; Buenos Aires, Argentina, Mexico City, Mexico; and Berkeley Square, London, United Kingdom.

Customers
---------

We currently serve approximately 4,200 clients. For the year ended December 31, 1999, no single customer accounted for more than 10 percent of revenues in any industry segment.

Development of New Products and Services
----------------------------------------

         Software products

Service to existing and potential customers is enhanced by substantial investment in improving existing software products and developing new products and services for the financial industry. To sustain and enhance our competitive position in the industry, we are committed to a continuous and high level of expenditures for research and development. We currently utilize 290 professionals dedicated to the design, development, and enhancement of our software products. New products are released when they are completed. Maintenance releases generally occur three times each year.

Banks are demanding technology tools to enhance their relationships with their investors. Our new Internet access products, which run in a service bureau environment, represent a new area of business within our bank technology business. StrataWeb(TM) is our Internet solution for accessing trust information. It provides clients' customers the ability to access real-time account information via the Internet. StrataWeb reduces the number of inquiry related phone calls and has e-mail capabilities, customizable features and a secure website which can be integrated with a client's website.

TreasuryPoint is our first business-to-business e-commerce site that provides the tools that treasury and finance professionals need to make and execute balance sheet decisions. The public internet site was introduced this year and its first service, a cash flow Optimizer, will be introduced in 2000. The Optimizer will help clients to improve their daily investment and borrowing process, enhance their overall capabilities in the area of risk management, and improve capital structure decisions. Real-time market rates are combined with a company's treasury policy, cash flow information, investment products and borrowing lines to determine the best financial solution for the company to implement each day. The second service to be offered will be an on-line trading application that will enable users of the Optimizer to implement electronically the investment decisions that the Optimizer makes. In addition, the application will work independently to enable users to trade money market funds and short-term fixed income securities over the Internet.

We expended, including amounts capitalized, approximately $42,788,000 (9.4 percent of revenues) in 1999, $24,866,000 (6.8 percent of revenues) in 1998, and $22,500,000 (7.7 percent of revenues) in 1997 to design, develop, and modify existing or new products and services.

         Investment products

Significant growth opportunities exist in the investment management industry by expanding the distribution of asset management solutions to institutions and high-net-worth investors outside North America. Our strategy is designed to capitalize on three major trends in the global marketplace: (1) the privatization and globalization of pension funds, (2) the increased wealth accumulation among high-net-worth investors, and (3) the elimination of barriers to global investing.

Our marketing efforts have focused on three main regions: Europe/South Africa, Asia, and Latin America. The initial strategy is to team with local partners to establish name recognition and distribution channels for our products and services. Our global asset management group has made major progress toward the creation of a distribution network during the past four years, including the establishment of an offshore fund family in Ireland, the acquisition of investment advisory firms in Argentina and Mexico, a joint venture in Taiwan and Korea, and asset management contracts signed with European pension plans and several South African institutions. We have also opened an office in the United Kingdom and are starting a joint venture with a French asset management holding company.

         Year 2000

We began work on the Year 2000 issue in 1995 with management recognition that failure to acknowledge, analyze and remediate potential Year 2000 processing issues could result in material consequences to our clients and to the perpetuation of our own business. Initially, we focused our Year 2000 efforts on an assessment of our TRUST 3000 product line. During 1997, a Corporate Year 2000 Committee began to review all vendors, internally used systems, and any other item that could be affected by the Year 2000. The Year 2000 program encompassed all system hardware and software, physical facilities, utilities, electronic equipment and communications, as well as all other ancillary purchased products and services. Our Year 2000 program process fully subscribed to the Federal Financial Institutions Examination Council guidelines.

Our contingency planning efforts focused on the most critical business functions and varied significantly based on the TRUST 3000 system and how it operates. The contingency strategy for our own proprietary products, which includes TRUST 3000, focused on additional planned resources to react in the Year 2000. A plan existed to identify, correct and release Year 2000 related core and custom problems. Clients were apprised of the plan and advised on appropriate data retention. There were no critical Year 2000 issues as all infrastructure systems and hardware were operational. No critical data integrity issues or client access or service problems were reported (See Assessment of the Transition into the Year 2000 in Management's Discussion and Analysis of Financial Condition and Results of Operations).


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

Personnel
---------

At February 29, 2000, we had approximately 1,450 full-time and 100 part-time employees. None of our employees are represented by a labor union. Management considers employee relations to be good.


Item 2.  Properties.
         ----------

Our corporate headquarters is located in Oaks, Pennsylvania. The corporate campus consists of six buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompasses approximately 265,000 square feet. Our data center and warehouse facility is housed in an additional 70,000 square feet of leased space in Wayne, Pennsylvania. We also lease an additional 67,500 square feet of space in Wayne for our mutual funds operation. All other offices that we lease aggregate 72,000 square feet. Additionally, we own a New York City condominium (3,400 square feet) used for business purposes.

Item 3.  Legal Proceedings.
         -----------------

There are no legal proceedings to which we are a party or to which any of our properties is subject which are expected to have a material adverse effect on our business.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

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

1999                          High                      Low
----                          ----                      ---

First Quarter                119 1/4                  90
Second Quarter               106                      78
Third Quarter                103 1/2                  89 1/4
Fourth Quarter               129                      77 3/8



1998                          High                      Low
----                          ----                      ---

First Quarter                 69                       37
Second Quarter                76                       61
Third Quarter                 80 1/2                   59 5/16
Fourth Quarter               100 1/2                   50 1/4



As of February 29, 2000, there were approximately 1,500 shareholders of record. The Board of Directors declared a $.20 dividend in May and December of 1999, and a $.16 dividend in May and December of 1998. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

Item 6.  Selected Financial Data.
         -----------------------
(In thousands, except per share data)

The following table summarizes selected financial data for the five years in the period ended December 31, 1999. The historical selected financial data for each of the five years in the period ended December 31, 1999 are derived from, and are qualified by reference to, the financial statements which are included with
Item 8 in this report. These financial statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their reports. This data should be read in conjunction with the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

For the Year                                                 1999          1998           1997        1996           1995(A)
-----------------------------------------------------------------------------------------------------------------------------
Revenues............................................     $  456,192     $ 366,119     $  292,749     $ 247,817      $ 225,964
Expenses:
   Operating and development........................        215,216       180,937        148,536       129,776        115,366
   Sales and marketing..............................        126,184       103,834         84,770        68,719         58,892
   General and administrative.......................         12,298        13,463         13,931        13,235         16,963
                                                         ----------     ---------     ----------     ---------      ---------

Income from operations..............................        102,494        67,885         45,512        36,087         34,743
Gain on sale of investments available for sale......             --            --             --         1,097             --
Equity in the earnings of unconsolidated affiliate..          6,765         3,015             --            --             --
Interest income.....................................          2,285         1,558            983           808          1,019
Interest expense....................................         (2,375)       (2,575)        (2,488)          (48)          (255)
                                                         ----------     ---------     ----------     ---------      ---------
Income from continuing operations
   before income taxes..............................        109,169        69,883         44,007        37,944         35,507
Income taxes........................................         42,030        26,904         17,163        14,798         14,381
                                                         ----------     ---------     ----------     ---------      ---------
Income from continuing operations...................         67,139        42,979         26,844        23,146         21,126
Loss from discontinued operations...................             --            --             --            --         (1,942)
Income (loss) from disposal of
   discontinued operations..........................          1,292           710             --       (16,335)            --
                                                         ----------     ---------     ----------     ---------      ---------
Net income..........................................     $   68,431     $  43,689     $   26,844     $   6,811      $  19,184
-----------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share from
   continuing operations............................     $     3.78     $    2.41     $     1.47     $    1.25      $    1.14
Basic earnings (loss) per common share from
   discontinued operations..........................            .07           .04             --          (.88)          (.11)
                                                         ----------     ----------    ----------     ---------      ---------
Basic earnings per common share.....................     $     3.85     $    2.45     $     1.47     $     .37      $    1.03
Shares used to calculate basic earnings per
   common share.....................................         17,772        17,827         18,315        18,497         18,607
-----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share from
   continuing operations............................     $     3.54     $    2.25     $     1.40     $    1.20      $    1.08
Diluted earnings (loss) per common share from
   discontinued operations..........................            .07           .04             --          (.85)          (.10)
                                                         ----------     ----------    ----------     ---------      ---------
Diluted earnings per common share...................     $     3.61     $    2.28     $     1.40     $     .35      $     .98
Shares used to calculate diluted earnings per
   common share.....................................         18,971        19,126         19,236        19,364         19,554
-----------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per common share............     $      .40     $     .32     $      .28     $     .24      $     .20
-----------------------------------------------------------------------------------------------------------------------------
Year-end Financial Position:
Cash and cash equivalents...........................     $   73,206     $  52,980     $   16,891     $  13,167      $  10,256
Total assets........................................     $  253,779     $ 208,772     $  168,884     $ 141,041      $ 101,347
Short-term borrowings...............................     $       --     $      --     $       --     $  20,000      $      --
Long-term debt (including short-term portion).......     $   31,000     $  33,000     $   35,000     $      --      $      --
Shareholders' equity................................     $   79,002     $  59,685     $   46,410     $  56,108      $  56,002
-----------------------------------------------------------------------------------------------------------------------------

(A) Information for 1995 has been reported to reflect the SEI Capital Resources Division and the SEI Defined Contribution Retirement Services Division as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------
                     (In thousands, except per share data)

This discussion reviews and analyzes the consolidated financial condition at December 31, 1999 and 1998, the consolidated results of operations for the past three years, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Selected Financial Data.

We are organized around our four business lines: Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. Financial information on each of these segments is reflected in Note 11 of the Notes to Consolidated Financial Statements included with item 8 to this report.

Results of Operations
---------------------

1999 Compared with 1998

Consolidated Overview
---------------------

Income Statement Data
(In thousands, except per common share data)                                                             PERCENT
                                                                        1999               1998           CHANGE
                                                                        ----               ----           ------
Revenues:
   Technology Services.....................................            $184,759           $167,484          10%
   Asset Management........................................             138,365             90,056          54%
   Mutual Fund Services....................................             110,083             95,136          16%
   Investments in New Business.............................              22,985             13,443          71%
                                                                       --------           --------
     Total revenues........................................            $456,192           $366,119          25%

Operating Income (Loss):
   Technology Services.....................................            $ 61,022           $ 46,793          30%
   Asset Management........................................              40,185             19,881         102%
   Mutual Fund Services....................................              24,221             24,993          (3%)
   Investments in New Business.............................             (10,636)           (10,319)         (3%)
   Other...................................................             (12,298)           (13,463)          9%
                                                                       --------           --------
     Income from operations................................             102,494             67,885          51%

Other income, net..........................................               6,675              1,998         234%
                                                                       --------           --------
Income from continuing operations
   before income taxes.....................................             109,169             69,883          56%

Income taxes...............................................              42,030             26,904          56%
                                                                       --------           --------
Income from continuing operations..........................            $ 67,139           $ 42,979          56%
                                                                       ========           ========
Diluted earnings per common share
   from continuing operations..............................            $   3.54           $   2.25          57%
                                                                       ========           ========

Revenues and earnings from continuing operations reached a new record level in 1999, primarily from new business in Technology Services and Asset Management. Technology Services operating results reflect increases in recurring processing fees generated from new clients and the delivery of new products to our existing clients. Asset Management operating results were boosted by significant increases in assets under management from new and existing clients in our investment advisory and institutional asset management businesses. Comparative results reflect an unusually large one-time revenue event in 1998, that was triggered by the acquisition of one of our largest technology clients that resulted in the recognition of a substantial contractual buyout fee. Excluding this 1998 one-time item, total revenues actually increased 29 percent and earnings per share increased 69 percent. Revenues and earnings are expected to increase assuming the sales momentum in Asset Management can be sustained and we can continue to generate new business and cross-sell new and existing products in Technology Services. However, continued consolidation in the banking industry or a prolonged unfavorable change in the financial securities markets could impede growth in revenues and earnings.

The effective tax rate from continuing operations was 38.5 percent for 1999 and 1998. Income taxes are accounted for according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (See Note 1 and Note 10 of the Notes to Consolidated Financial Statements).

Asset Balances
(In millions)

                                                                          As of December 31,             PERCENT
                                                                          ------------------
                                                                       1999                1998           CHANGE
                                                                       ----                ----           ------
Assets invested in equity and fixed income programs........           $  41,695          $  24,994          67%
Assets invested in liquidity funds.........................              22,556             19,971          13%
                                                                       --------           --------
   Assets under management.................................              64,251             44,965          43%

Client proprietary assets under administration.............             170,787            133,407          28%
                                                                       --------           --------
   Assets under administration.............................           $ 235,038          $ 178,372          32%
                                                                       ========           ========

Assets under management consist of total assets for which we provide management services that are invested in our liquidity (money market and short-term mutual funds) and non-liquidity mutual funds (SEI Family of Funds). Assets under administration consist of total assets for which we provide management and administration services, including client proprietary fund balances for which we provide administration and/or distribution services.


Technology Services
-------------------

The Technology Services segment provides trust technology outsourcing to banks and other financial institutions with our TRUST 3000 product line. TRUST 3000 includes a myriad of integrated products and sub-systems that provide a complete investment accounting and management information system for trust institutions.

Trust operations outsourcing incorporates the TRUST 3000 product line within a package of services that includes investment management, custody and other back-office capabilities. Through this business, we handle a trust department's back-office administration function. This allows trust institutions to concentrate on expanding and servicing their clients.

                                                                                          DOLLAR            PERCENT
                                                        1999              1998            CHANGE             CHANGE
                                                        ----              ----            ------             ------
Revenues:
Trust technology services.................            $163,465           $150,961           $12,504            8%
Trust operations outsourcing..............              21,294             16,523             4,771           29%
                                                      --------           --------           -------
     Total revenues.......................             184,759            167,484            17,275           10%

Expenses:
Operating and development.................              92,763             91,175             1,588            2%
Sales and marketing.......................              30,974             29,516             1,458            5%
                                                      --------           --------           -------

     Total operating profits..............            $ 61,022           $ 46,793           $14,229           30%
                                                      ========           ========            ======
     Profit margin........................               33%                28%                  --           --

Trust technology services revenues are primarily generated from monthly processing and software application fees from our TRUST 3000 product line and project fees associated with the conversion of new clients onto our TRUST 3000 product line. There was an unusually large one-time revenue event in late 1998 that was triggered by the acquisition of one of our largest technology clients by a third party. As a result, revenues in 1998 included $12.9 million in one-time contractual buyout fees associated with the loss of this one client. Excluding the effects of this one-time fee, trust technology services revenues actually increased $25.4 million or 18 percent. Trust technology services revenues increased due to growth in recurring processing fees and project fees generated from new clients that had purchased our products and services in prior years, as well as from new products implemented for existing clients. Recurring processing fees increased $19.1 million or 24 percent and project fees increased $7.7 million or 29 percent. We expect an increase in recurring processing fees through the delivery of new products and services to our existing clients and the contracting of new clients for processing services. We are currently reviewing strategies to expand the delivery of our trust technology services into the non-bank and offshore markets. Penetrating these new markets could provide many new opportunities. However, consolidations within the banking industry continues to be a major strategic issue facing this segment.

Our trust operations outsourcing business continued to generate new business in 1999. Revenues are derived from processing and management fees. Revenues earned from processing services accounts for approximately 50 percent of total trust operations outsourcing revenues in 1999 and 57 percent in 1998, while investment services comprise the remaining 50 percent in 1999 and 43 percent in 1998. This shift in revenues can be attributed to growth in assets from existing clients and an increase in sales for investment services in the community and regional bank markets. We anticipate this trend will continue. We are currently expanding our trust operations outsourcing efforts beyond the community and regional bank markets because we believe that our trust operations outsourcing service is an attractive alternative to any trust institution faced with the task of building the necessary infrastructure to support the delivery of trust services.

Operating profits and profit margin for Technology Services increased substantially during 1999. Operating profits and profit margin in 1998 were inflated by the inclusion of the significant one-time buyout fee previously discussed. This one-time event contributed approximately $8.0 million to operating profits in 1998. Excluding the effect of this one-time event, operating profits actually increased 57 percent. The increase in operating profits and profit margin reflect increased system sales in the large bank market over the last few years and back-office sales in the community bank market. In addition, our current infrastructure allows us to carefully manage expenses over a higher net incremental recurring revenue base. As a percentage of sales, operating and development expenses decreased to 50 percent from 54 percent while sales and marketing expenses decreased slightly to 17 percent from 18 percent.


Asset Management
----------------

The Asset Management segment provides investment solutions through various investment products and services distributed directly or through professional investment advisors, financial planners, and other financial intermediaries to institutional or high-net-worth markets. The primary products offered include money market funds and diversified investment strategies and portfolios delivered to these markets through mutual funds and other pooled vehicles.

                                                                                              DOLLAR        PERCENT
                                                       1999                1998               CHANGE         CHANGE
                                                       ----                ----               ------         ------
Revenues:
Investment management fees................            $120,291            $75,669           $44,622            59%
Liquidity management fees.................              18,074             14,387             3,687            26%
                                                      --------             ------           -------
     Total revenues.......................             138,365             90,056            48,309            54%

Expenses:
Operating and development.................              38,153             25,672            12,481            49%
Sales and marketing.......................              60,027             44,503            15,524            35%
                                                      --------             ------           -------

     Total operating profits..............             $40,185            $19,881           $20,304           102%
                                                      ========             ======           =======

     Profit margin........................               29%                22%                  --            --

Investment management fees are earned through management fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of assets under management. Investment management fees increased 59 percent due to strong asset growth in both our investment advisory and institutional asset management businesses. Additionally, the favorable trend experienced in the financial securities markets during 1999 partially contributed to the growth in assets under management. Average assets under management increased $8.0 billion or 54 percent to $22.7 billion during 1999, as compared to $14.7 billion during 1998. In our investment advisory business, we continue to be successful at recruiting new registered investment advisors. We established approximately 2,200 new registered investment advisor relationships during 1999, bringing our total network to almost 5,700 advisors. We have also been working closely with our existing advisors to assist them in expanding their existing client base through the introduction of new investment options and programs. Our institutional asset management business also experienced strong business growth during 1999. We established 42 new institutional client relationships during 1999, of which nine new relationships funded over $100 million each. These new relationships included defined benefit plans, defined contribution plans, endowments and foundations. We anticipate continued growth in this segment through the generation of new business and the delivery of new investment products and services.

Liquidity management fees consist of our money market, short-term mutual funds and cash sweep technology that are marketed to corporations and investment firms. The 26 percent increase in liquidity management fees was mainly driven by an increase in average assets under management and increased sales of the cash sweep technology product. Average assets under management increased $2.1 billion or 66 percent to $5.3 billion during 1999, as compared to $3.2 billion during 1998. We successfully recruited 42 new cash sweep technology clients and 29 new institutional clients during 1999. However, short-term interest rate volatility slowed the use of money market funds during 1999 which dampened the growth in liquidity management fees.

Operating profits and profit margin increased substantially during 1999. Profit margin improvement resulted from two primary factors. First, our ability to continually leverage on our existing infrastructure allowed us to increase revenues while controlling variable operating costs. As a percentage of sales, operating and development expenses decreased to 28 percent from 29 percent and sales and marketing expenses decreased to 43 percent from 49 percent. Second, we introduced new investment programs and initiatives to our existing clients. This provided opportunities to generate additional revenues from our existing client base. The current trend in revenues, profits and profit margin improvement is projected to continue in 2000. We are optimistic about our asset management business as we can continue to leverage expenses over higher net incremental assets and introduce new investment products and services into new and existing markets. However, any significant devaluation in the financial securities markets could negatively affect revenues and profits.


Mutual Fund Services
--------------------

The Mutual Fund Services segment provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. These services include fund administration and accounting, legal services, shareholder recordkeeping, and marketing.

                                                                                           DOLLAR            PERCENT
                                                        1999                1998           CHANGE             CHANGE
                                                        ----                ----           ------             ------
Revenues..................................            $110,083            $95,136          $ 14,947             16%

Expenses:
Operating and development.................              68,759             53,794            14,965             28%
Sales and marketing.......................              17,103             16,349               754              5%
                                                      --------            -------          --------

     Total operating profits..............            $ 24,221            $24,993          $   (772)            (3%)
                                                      ========            =======          ========

     Profit margin........................                  22%                26%               --             --

Mutual fund services revenues are earned through administrative and distribution fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of the proprietary funds. The amount of basis points earned is specific to each proprietary fund complex and can vary among complexes. The increase in revenues was fueled by growth in average proprietary fund balances, which increased $45.8 billion or 44 percent to $149.2 billion during 1999 versus $103.4 billion during 1998. Average proprietary fund balances increased primarily due to growth in existing large bank complexes. Also, an increased presence in the non-bank and offshore markets has yielded positive returns during 1999. A significant portion of the growth in average assets during 1999 can be attributed to non-bank and offshore clients. However, revenues were negatively affected by a decrease in average basis points earned because of fee concessions extended to existing clients in exchange for longer-term contracts and a reduction in the range of certain services to large bank clients. The outlook for mutual fund services revenues remains optimistic. We will continue to aggressively focus our efforts in the non-bank and offshore markets. Initially, each of these new clients will not generate as much revenue as a large bank complex, but we believe this is a growing market that has significant growth potential.

Although revenues increased 16 percent, operating profits and profit margin decreased in 1999, primarily from reduced fees from large bank clients and from a significant increase in operating and development expenses. As a percentage of sales, operating and development expenses increased to 62 percent from 57 percent. This increase reflects our critical investments to support our initiatives in the non-bank and offshore markets and to develop new technology that will differentiate our services in an increasingly commoditized product area. We believe that the non-bank and offshore markets hold the greatest growth potential in the upcoming years. Our ability to provide unique and specialized services should generate many additional opportunities to increase revenues and improve profit margin. However, continued consolidations and possible further margin pressure in the large bank sector could have an adverse effect on future revenues and profits.


Investments in New Business
---------------------------

Investments in New Business consist of our international asset management initiatives and Canadian operations. Our international operations incorporate various investment products and services to provide investment solutions to institutional and high-net-worth investors outside North America. Products being offered in Canada include investment advisory, performance evaluation and other consulting services to Canadian pension plans.

                                                                                             DOLLAR          PERCENT
                                                        1999                1998             CHANGE           CHANGE
                                                        ----                ----             ------           ------
Revenues..................................            $ 22,985           $ 13,443           $ 9,542             71%

Expenses:
Operating and development.................              15,541             10,296             5,245             51%
Sales and marketing.......................              18,080             13,466             4,614             34%
                                                      --------           --------           -------

     Total operating losses...............            $(10,636)          $(10,319)          $  (317)            (3%)
                                                      ========           ========           =======

     Profit margin........................                 (46%)              (77%)              --             --

The following table displays revenues by geographic region as a percentage of total segment revenues:

                                                                                1999           1998
                                                                               -----          -----
Canada.............................................................              43%            76%
Europe/South Africa................................................              30%            16%
Asia...............................................................              19%            --
Latin America......................................................               8%             8%
                                                                              ------         ------

     Total.........................................................             100%           100%

Our offshore enterprises are looking to capitalize on international growth opportunities by creating distribution channels for our investment products and services outside North America. Our efforts are currently focused on selected regions: Europe/South Africa, Asia, and Latin America. These offshore enterprises accounted for approximately 57 percent of total segment revenues in 1999, as compared to 22 percent in 1998. We experienced substantial revenue growth in the European/South African and Asian regions. In the European/South Africa region, we introduced an SEI-managed fund complex in association with Mediolanum S.p.A, an Italian insurance company, into the Italian marketplace earlier this year. Our Korean joint venture, which was initiated in March 1999, accounts for all revenue growth in the Asian region. Average assets under management from our offshore enterprises were $2.2 billion during 1999, as compared to $438 million during 1998.

Our Canadian operations continued to experience a transition in product demand. The performance evaluation and consulting business experienced another year where client terminations exceeded new client contracting. The investment advisory business in Canada is gaining some momentum through the establishment of several new relationships. Average assets under management in Canada were $697 million during 1999, as compared to $412 million during 1998. The performance evaluation and consulting business accounted for approximately 26 percent of total segment revenues in 1999, as compared to 57 percent in 1998. The investment advisory business accounted for approximately 17 percent of total segment revenues in 1999, as compared to 19 percent in 1998.

Although the pace of global asset gathering and revenue generation continued to accelerate, we also accelerated the pace of our investment efforts, especially in the European region. We opened a London office to address the United Kingdom pension market and to create a platform for other planned European initiatives. In addition, we have an agreement to form a joint venture with CCF, a large French universal banking concern. This joint venture will bring our multi-manager capabilities to the French market and to selected markets outside France. We believe that global expansion is an area of significant long-term growth for our firm. We will continue to make significant investments in our global initiatives and expect to incur losses in 2000.


Other
-----

Other includes our interest in the partnership LSV Asset Management ("LSV"). LSV is a registered investment advisor which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of SEI-sponsored investment products. Our interest in LSV was approximately 47 percent during 1999 and approximately 45 percent during 1998. Our vested interest in LSV's net earnings for 1999 was $6,765, as compared to $3,015 for 1998. The increase in our portion of LSV's net earnings was due to an increase in assets under management. Average assets under management for LSV were $4.4 billion during 1999, as compared to $2.6 billion during 1998.

General and administrative expenses decreased 9 percent to $12,298 for 1999 from $13,463 for 1998. As a percentage of total consolidated revenues, general and administrative expenses were 3 percent in 1999, as compared to 4 percent in 1998. The decrease in general and administrative expenses is primarily due to a reduction in personnel and facility related costs in corporate overhead groups.

Interest income for 1999 was $2,285, as compared to $1,558 for 1998. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for 1999 was $2,375, as compared to $2,575 for 1998. Interest expense primarily relates to the issuance of long-term debt in early 1997 (See
Note 6 of the Notes to Consolidated Financial Statements).

1998 Compared with 1997

Consolidated Overview
---------------------

Income Statement Data
(In thousands, except per common share data)                                                             PERCENT
                                                                        1998               1997           CHANGE
                                                                        ----               ----           ------
Revenues:
   Technology Services.....................................            $167,484           $129,525            29%
   Asset Management........................................              90,056             61,871            46%
   Mutual Fund Services....................................              95,136             83,157            14%
   Investments in New Business.............................              13,443             14,439            (7%)
   Other...................................................                  --              3,757          (100%)
                                                                       --------           --------
     Total revenues........................................            $366,119           $292,749            25%

Operating Income (Loss):
   Technology Services.....................................            $ 46,793            $37,146            26%
   Asset Management........................................              19,881              3,281           506%
   Mutual Fund Services....................................              24,993             23,858             5%
   Investments in New Business.............................             (10,319)            (5,799)          (78%)
   Other...................................................             (13,463)           (12,974)           (4%)
                                                                       --------            -------
     Income from operations................................              67,885             45,512            49%

Other income (expense), net................................               1,998             (1,505)          233%
                                                                       --------            -------
Income from continuing operations
   before income taxes.....................................              69,883             44,007            59%

Income taxes...............................................              26,904             17,163            57%
                                                                       --------            -------
Income from continuing operations..........................            $ 42,979            $26,844            60%
                                                                       ========            =======

Diluted earnings per common share
   from continuing operations..............................            $   2.25            $  1.40             61%
                                                                       ========            =======


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

The effective tax rate from continuing operations was 38.5 percent for 1998, as compared to 39.0 percent for 1997. Income taxes are accounted for pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (See Note 1 and Note 10 of the Notes to Consolidated Financial Statements).

Asset Balances
(In millions)

                                                                          As of December 31,              PERCENT
                                                                          ------------------
                                                                        1998                1997           CHANGE
                                                                        ----                ----           ------
Assets invested in equity and fixed income programs........           $  24,994          $  14,347            74%
Assets invested in liquidity funds.........................              19,971             17,950            11%
                                                                      ---------          ---------
   Assets under management.................................              44,965             32,297            39%

Client proprietary assets under administration.............             133,407             83,419            60%
                                                                      ---------          ---------
   Assets under administration.............................           $ 178,372          $ 115,716            54%
                                                                      =========          =========

Technology Services
-------------------


                                                                                            DOLLAR            PERCENT
                                                        1998                1997            CHANGE            CHANGE
                                                        ----                ----            ------            ------
Revenues:
Trust technology services.................            $150,961           $119,378           $31,583             26%
Trust operations outsourcing..............              16,523             10,147             6,376             63%
                                                      --------           --------           -------
     Total revenues.......................             167,484            129,525            37,959             29%

Expenses:
Operating and development.................              91,175             67,973            23,202             34%
Sales and marketing.......................              29,516             24,406             5,110             21%
                                                      --------           --------           -------

     Total operating profits..............            $ 46,793           $ 37,146           $ 9,647             26%
                                                      ========           ========           =======

     Profit margin........................                  28%                29%               --             --

A significant one-time contractual buyout fee from a client involved in an acquisition increased revenues in 1998. New trust technology client relationships established in 1997 favorably affected recurring processing fees by an incremental $9.3 million and nonrecurring implementation fees by an incremental $6.0 million in 1998. Conversely, when a client prematurely terminates its contract for processing services, recurring processing fees are negatively affected in future periods and a one-time contractual buyout fee is received. Buyout fees are recognized in income when the client is completely removed from the TRUST 3000 product line. As a result of lost trust technology clients in 1998, $15.0 million in one-time contractual buyout fees were recognized and recurring processing fees decreased $7.0 million. Revenues earned from bank clients utilizing our liquidity products and brokerage services increased 45 percent or $8.8 million, but only accounts for approximately 19 percent of total trust technology services revenues recognized in 1998 and 16 percent in 1997.

Trust operations outsourcing revenues experienced another year of strong growth. Revenues earned from processing services accounts for approximately 57 percent in 1998 and 55 percent in 1997 of total trust operations outsourcing revenues, while custody and investment solutions comprise the remaining 43 percent in 1998 and 45 percent in 1997.

Although revenues from this segment increased 29 percent and operating profits increased 26 percent during 1998, profit margin decreased slightly to 28 percent for 1998, as compared to 29 percent for 1997. The contracting of new clients and the recognition of a substantial one-time buyout fee increased operating profits in 1998. However, increases in operating expenses to maintain these new client relationships and a one-time write-off of capitalized software development costs negatively affected operating profits in 1998. As a percentage of sales, operating and development expenses increased to 54 percent from 52 percent and sales and marketing expenses decreased slightly to 18 percent from 19 percent.

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


Asset Management
----------------

                                                                                            DOLLAR           PERCENT
                                                         1998               1997            CHANGE            CHANGE
                                                         ----               ----            ------            ------
Revenues:
Investment management fees................             $75,669            $51,188           $24,481             48%
Liquidity management fees.................              14,387             10,683             3,704             35%
                                                       -------            -------           -------
     Total revenues.......................              90,056             61,871            28,185             46%

Expenses:
Operating and development.................              25,672             25,488               184              1%
Sales and marketing.......................              44,503             33,102            11,401             34%
                                                       -------            -------           -------

     Total operating profits..............             $19,881            $ 3,281           $16,600            506%
                                                       =======            =======           =======

     Profit margin........................                  22%                 5%               --             --

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

The Asset Management segment experienced a significant increase in operating profits primarily due to growth in assets under management. Profit margin in 1998 also improved substantially. Profit margin rose to 22 percent for 1998, as compared to 5 percent for 1997. As a percentage of sales, operating and development expenses decreased to 29 percent from 41 percent and sales and marketing expenses decreased to 49 percent from 54 percent. Our ability to leverage on our infrastructure resulted in improved margins as revenues increased with minimal incremental variable operating costs.


Mutual Fund Services
--------------------

                                                                                            DOLLAR           PERCENT
                                                        1998                1997            CHANGE           CHANGE
                                                        ----                ----            ------           ------
Revenues..................................             $95,136            $83,157           $11,979             14%

Expenses:
Operating and development.................              53,794             44,173             9,621             22%
Sales and marketing.......................              16,349             15,126             1,223              8%
                                                       -------            -------           -------

     Total operating profits..............             $24,993            $23,858           $ 1,135              5%
                                                       =======            =======           =======

     Profit margin........................                  26%                29%               --             --

The increase in revenues was primarily fueled by growth in existing complexes and the conversion of a large bank complex in 1998. Average proprietary fund balances increased $30.1 billion or 41 percent to $103.4 billion for 1998 versus $73.3 billion for 1997. Growth in average proprietary fund balances resulted from banks being able to successfully convince their customers to invest assets into bank sponsored mutual funds. Average basis points earned decreased in 1998 primarily due to a reduction in pricing for some larger clients in order to solidify long-term relationships and the loss of some higher margin relationships.

Although revenues increased 14 percent, operating profits only increased 5 percent. Profit margin in 1998 decreased to 26 percent, as compared to 29 percent for 1997. A significant increase in operating and development expenses negatively affected operating profits in 1998. As a percentage of sales, operating and development expenses increased to 57 percent from 53 percent. Two primary factors contributed to this increase. There is a direct correlation between revenues and certain direct expenses. The increase in revenues during 1998 generated an incremental $7.0 million in direct proprietary expenses. Also, with the increased business activity and emphasis on other markets, back-office operational costs increased in order to maintain quality service for existing clients and to establish distribution channels and name recognition internationally. As a percentage of sales, sales and marketing expenses remained relatively flat for 1998 and 1997.


Investments in New Business
---------------------------

                                                                                               DOLLAR        PERCENT
                                                        1998                1997               CHANGE         CHANGE
                                                        ----                ----               ------         ------
Revenues..................................            $ 13,443            $14,439           $  (996)            (7%)

Expenses:
Operating and development.................              10,296              8,102             2,194             27%
Sales and marketing.......................              13,466             12,136             1,330             11%
                                                       -------            -------            ------

     Total operating losses...............            $(10,319)           $(5,799)          $(4,520)           (78%)
                                                       =======            =======           =======

     Profit margin........................                 (77%)              (40%)              --             --

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

Our offshore enterprises are looking to capitalize on international growth opportunities by creating distribution channels for our investment products and services outside North America. Our efforts are focused on selected regions:
Europe/South Africa, Asia, and Latin America. As a percentage of total segment revenues, these offshore enterprises accounted for approximately 22 percent in 1998, as compared to 16 percent in 1997.

Operating results were affected by substantial investments made in foreign markets. Our strategy is to team with local partners to establish name recognition and distribution channels for our investment products and services. Additionally, operating results were negatively affected by $2.7 million associated with the write-off of customer lists from a foreign acquisition.

Other
-----

Other includes our interest in the partnership LSV Asset Management ("LSV"). LSV is a registered investment advisor which provides investment advisory services to institutions, including pension plans and investment companies. LSV is the portfolio manager to several SEI-sponsored investment products. In 1997, our interest in LSV was 51 percent and was consolidated into our operating results. LSV reported $3,757 in total revenues and operating profits of $957.

Beginning in the first quarter of 1998, our interest in LSV was reduced to approximately 45 percent. As a result, LSV was accounted for using the equity method of accounting. The vested interest in the net operating results of LSV for 1998 is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations. Our interest in LSV's net earnings for 1998 was $3,015.

General and administrative expenses decreased 3 percent to $13,463 for 1998 from $13,931 for 1997. As a percentage of total consolidated revenues, general and administrative expenses were 4 percent in 1998, as compared to 5 percent in 1997. The decrease in general and administrative expenses is primarily due to a reduction in personnel costs in corporate overhead groups.

Interest income for 1998 was $1,558, as compared to $983 for 1997. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for 1998 was $2,575, as compared to $2,488 for 1997. Interest expense primarily relates to the issuance of long-term debt in early 1997 (See
Note 6 of the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources
-------------------------------

                                                         1999      1998       1997
                                                         ----      ----       ----
Net cash provided by operating activities............  $ 92,896  $ 99,869   $ 46,537
Net cash used in investing activities................   (21,829)  (31,702)   (21,854)
Net cash used in financing activities................   (50,841)  (32,078)   (20,959)
                                                       --------  --------   --------
Net increase in cash and cash equivalents............    20,226    36,089      3,724

Cash and cash equivalents, beginning of year.........    52,980    16,891     13,167
                                                       --------  --------   --------
Cash and cash equivalents, end of year...............  $ 73,206  $ 52,980   $ 16,891
                                                       ========  ========   ========

Cash requirements and liquidity needs are primarily funded through operations and our capacity for additional borrowing. We currently have a line of credit agreement that provides for borrowings of up to $50,000. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement (See Note 5 of the Notes to Consolidated Financial Statements). At December 31, 1999, the unused sources of liquidity consisted of cash and cash equivalents of $73,206 and the unused portion of the line of credit of $50,000.

Cash flow generated from operations in 1999 and 1998 primarily resulted from an increase in income, accrued compensation and various accrued liabilities. The increase in accrued compensation and various accrued liabilities resulted from increased business activity during 1999 and 1998. Accrued compensation is paid annually in the first quarter of the following year. Cash flows from operations in 1998 were boosted by the sales of loans by our Swiss-based subsidiary and the receipt of a significant contractual buyout payment relating to a bank client involved in an acquisition.

Cash flows provided by operations were also affected by receivables. Receivables from regulated investment companies increased in 1999 and 1998 primarily due to an increase in assets under management. These balances were received in the following month. Additionally, an increase in 1999 trade receivables negatively affected cash flows from operations, whereas increased trade receivables collections in 1998 positively affected cash flows from operations.

Cash flows from investing activities are principally affected by capital expenditures, including capitalized software development costs. Capital expenditures in 1999 and 1998 included significant costs, including equipment and furniture and fixtures associated with the construction of an additional building within our corporate campus which was completed in early 1999. The additional building was necessary due to increased headcount relating to increased business activity. Additionally, we have approved plans to further expand our corporate campus in 2000. This project should be completed in late 2001 at an estimated cost of $20,000. Capitalized software development costs in 1998 and 1997 included continued investments in the TRUST 3000 product line, especially the open architecture project and a concentrated effort to address Year 2000 compliance issues. Also, additional investments in SEI-sponsored mutual funds were made during 1999 and 1998. These investments are classified as Investments available for sale.

Cash flows from financing activities are primarily affected by debt and equity transactions. On February 24, 1997, we issued $35,000 of medium-term notes in a private offering with certain financial institutions. The proceeds were used to repay the outstanding balance on our line of credit at that date, which amounted to $30,000. Principal payments are made annually from the date of issuance while interest payments are made semi-annually (See Note 6 of the Notes to Consolidated Financial Statements). We continued our common stock repurchase program. Approximately 688,000 shares of our common stock were acquired at a cost of $65,970 during 1999 pursuant to an open market stock purchase authorization of $353,365 made by the Board of Directors. As of February 29, 2000, we still had $10,813 remaining authorized for the purchase of our common stock. Proceeds received from the issuance of common stock, including tax benefit, increased in 1999 and 1998 primarily due to increased stock option exercise activity and the substantial increase in our common stock share price during the past two years. Cash dividends of $.40 per share were declared in 1999 and $.32 in 1998. The Board of Directors has indicated its intention to continue making cash dividend payments.

Our operating cash flow, borrowing capacity, and liquidity should provide adequate funds for continuing operations, continued investment in new products and equipment, our common stock repurchase program, expansion of our corporate campus, future dividend payments, and principal and interest payments on our long-term debt.

Discontinued Operations
-----------------------

In 1995, the Board of Directors approved a plan of disposal for the SEI Capital Resources Division ("CR"). CR provided investment performance evaluation services, consulting services, and brokerage services to employee benefit plan sponsors and investment advisors in the United States.

A provision for the disposal of CR was established in 1996 that included certain estimates relating to future commitments on certain operating leases utilized by CR. These estimates were based upon certain assumptions relating to the sub-leasing of these facilities. In 1998, these sub-lease arrangements were finalized. As a result, the original discontinued operations provision was overstated and accordingly was reduced by $1,154, net of tax expense of $444, and is reflected in Income from disposal of discontinued operations on the Consolidated Statements of Operations.

In 1997, the remaining net assets of CR were sold to a private investment firm. The sale included the receipt of cash at closing and a note that was to be paid in two installments. The total proceeds received equaled the value of CR's remaining net assets and thus no gain or loss was recorded. Any additional gain would be recorded when payment on the note was received. In 1999, the entire amount of the note was in default. We accepted an offer of $2,100, net of tax expense of $808, as satisfaction for the amount due on the outstanding balance of the note. The entire amount was recognized as a gain and is reflected in Income from disposal of discontinued operations on the Consolidated Statements of Operations (See Note 2 of the Notes to Consolidated Financial Statements).


Assessment of the Transition into the Year 2000
-----------------------------------------------

Background

We began work on the Year 2000 issue in 1995 with management recognition that failure to acknowledge, analyze and remediate potential Year 2000 processing issues could result in material consequences to our financial position and operating results. Through early 1997, we focused our efforts on an assessment of our TRUST 3000 product line and by mid-1997, we expanded our efforts to include a review of all proprietary systems, vendors, internally used systems and any other item that might have been affected by the Year 2000. A corporate Year 2000 committee was formed consisting of representatives from every area of our business and was managed by a full time senior project manager. The Year 2000 program encompassed all system hardware and software, physical facilities, utilities, electronic equipment and communications, as well as all other ancillary purchased products and services. Our Year 2000 program fully subscribed to the Federal Financial Institutions Examination Council guidelines.

Contingency Plans

Contingency planning efforts were focused on the most critical business functions and varied significantly based on a system's functionality and how it operates. These plans incorporated an analysis of activities and processes that occurred prior to, during and after the transition into the Year 2000. For many business critical functions, we developed both a remediation contingency plan and a business resumption contingency plan. The remediation contingency plan dealt with how to react and quickly fix the disruption. The business resumption contingency plan involved developing alternative ways to continue critical operations in the event of a Year 2000 disruption. A rapid response team was available during peak processing times to execute our Year 2000 contingency plans. Throughout the post-event period, we continued to monitor most critical business functions to ensure the smooth operation of all systems.

Costs to Address Year 2000 Issues

The cost of Year 2000 remediation and testing of the TRUST 3000 product line was projected to be approximately $10 million. Through December 31, 1999, approximately $7.7 million has been spent, of which approximately $4.5 million has been capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" (See Note 1 of the Notes to Consolidated Financial Statements). The spending dedicated to the TRUST 3000 product line represents the material costs incurred to achieve Year 2000 compliance. All Year 2000 compliance costs for all other proprietary systems, including those used for internal business purposes, were expensed as incurred or capitalized if new software or hardware was purchased. These costs were immaterial.

Transition into the Year 2000

Throughout the event period, a variety of tests and activities were performed to validate our critical applications, software, hardware, systems and infrastructure were operating as expected. Specific post-event milestones were identified and monitored closely, such as first month-end processing in Year 2000, leap-year processing, dividend postings, etc. There were no critical Year 2000 issues. All critical infrastructure systems and hardware were operational. No critical data integrity issues were reported and no client access or service problems were reported. Our revenue and spending patterns were unaltered by Year 2000 remediation efforts. No planned development projects were delayed or cancelled as a result of Year 2000 compliance efforts.


Recent Pronouncements
---------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We are currently evaluating the provisions established in SAB 101 to assess if application of SAB 101 is required in our financial statements.


Forward-Looking Information
---------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Contained in this discussion are "forward-looking statements," and include statements about future operations, strategies, and financial results. Forward-looking statements are based upon estimates and assumptions that involve risks and uncertainties, many of which are beyond our control or are subject to change. Although we believe our assumptions are reasonable, they could be inaccurate. Our actual future revenues and income could differ materially from our expected results. We have no obligation to publicly update or revise any forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

We do have several offices located outside the United States that conduct business in the local currencies of that country. We do not use foreign currency exchange contracts or other types of derivative financial investments to hedge local currency cash flows. All foreign operations only account for approximately 6 percent of total consolidated revenues. Due to this limited activity, we do not expect any material loss with respect to foreign currency risk.

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

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

Index to Financial Statements:

         Report of Independent Public Accountants
         Consolidated Balance Sheets -- December 31, 1999 and 1998
         Consolidated Statements of Operations -- For the years ended
             December 31, 1999, 1998, and 1997
         Consolidated Statements of Shareholders' Equity -- For the years ended
             December 31, 1999, 1998, and 1997
         Consolidated Statements of Cash Flows -- For the years ended December
             31, 1999, 1998, and 1997
         Notes to Consolidated Financial Statements
         Schedule II -- Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To SEI Investments Company:

We have audited the accompanying consolidated balance sheets of SEI Investments Company (a Pennsylvania corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEI Investments Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

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


                                                       ARTHUR ANDERSEN LLP

Philadelphia, Pa.
 February 1, 2000

            Consolidated Balance Sheets                                 SEI Investments Company
            (In thousands)                                                     and Subsidiaries

            December 31,                                                 1999           1998
            -----------------------------------------------------------------------------------
Assets      Current Assets:
            Cash and cash equivalents...........................        $ 73,206       $ 52,980
            Receivables from regulated investment
               companies........................................          24,179         18,999
            Receivables, net of allowance for doubtful
               accounts of $1,700 and $1,200....................          33,554         27,919
            Deferred income taxes...............................          10,934          7,598
            Prepaid expenses and other current assets...........           5,119          6,013
                                                                        --------       --------

                Total Current Assets............................         146,992        113,509
                                                                        --------       --------

            Property and Equipment, net of accumulated
                depreciation and amortization of $71,415
                and $57,452.....................................          65,640         62,761
                                                                        --------       --------

            Capitalized Software, net of accumulated
                amortization of $9,838 and $8,238...............          15,626         17,068
                                                                        --------       --------

            Other Assets, net...................................          25,521         15,434
                                                                        --------       --------

                                                                        $253,779       $208,772

            -----------------------------------------------------------------------------------

       The accompanying notes are an integral part of these statements.

                      Consolidated Balance Sheets                                                   SEI Investments Company
                      (In thousands, except par value)                                                     and Subsidiaries

                      December 31,                                                            1999               1998
                      ------------------------------------------------------------------------------------------------------
Liabilities           Current Liabilities:
and
Shareholders'         Current portion of long-term debt...........................          $  2,000           $  2,000
Equity                Accounts payable............................................             7,397              6,805
                      Accrued compensation........................................            39,846             32,105
                      Accrued proprietary fund services...........................            11,562             10,370
                      Accrued consulting services.................................             7,342              6,934
                      Other accrued liabilities...................................            51,451             39,069
                      Deferred revenue............................................            19,320             13,511
                                                                                         -----------        -----------

                          Total Current Liabilities...............................           138,918            110,794
                                                                                         -----------        -----------

                      Long-term Debt..............................................            29,000             31,000
                                                                                         -----------        -----------

                      Deferred Income Taxes.......................................             6,859              7,293
                                                                                         -----------        -----------

                      Commitments and Contingencies

                      Shareholders' Equity:
                      Series Preferred stock, $.05 par value,
                         60 shares authorized; no shares issued
                         and outstanding..........................................                --                 --
                      Common stock, $.01 par value,
                         100,000 shares authorized; 17,692 and
                         17,861 shares issued and outstanding.....................               177                179
                      Capital in excess of par value..............................            71,501             57,541
                      Retained earnings...........................................             7,373              2,422
                      Accumulated other comprehensive losses......................               (49)              (457)
                                                                                         -----------        -----------

                          Total Shareholders' Equity..............................            79,002             59,685
                                                                                         -----------        -----------

                                                                                            $253,779           $208,772

                      -------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations                                                                  SEI Investments Company
(In thousands, except per share data)                                                                         And Subsidiaries

Year Ended December 31,                                                            1999              1998             1997
-------------------------------------------------------------------------------------------------------------------------------
Revenues................................................................         $456,192          $366,119         $292,749
Expenses:
    Operating and development...........................................          215,216           180,937          148,536
    Sales and marketing.................................................          126,184           103,834           84,770
    General and administrative..........................................           12,298            13,463           13,931
                                                                              -----------       -----------      -----------

Income from operations..................................................          102,494            67,885           45,512

Equity in the earnings of unconsolidated affiliate......................            6,765             3,015               --
Interest income.........................................................            2,285             1,558              983
Interest expense........................................................           (2,375)           (2,575)          (2,488)
                                                                              -----------       -----------      -----------

Income from continuing operations before income taxes...................          109,169            69,883           44,007

Income taxes............................................................           42,030            26,904           17,163
                                                                              -----------       -----------      -----------

Income from continuing operations.......................................           67,139            42,979           26,844

Income from disposal of discontinued operations,
   net of income tax expense of $808 and $444...........................            1,292               710               --
                                                                              -----------       -----------      -----------

Net income..............................................................          $68,431           $43,689          $26,844

-------------------------------------------------------------------------------------------------------------------------------

Basic earnings per common share:
    Earnings per common share from continuing operations................            $3.78             $2.41            $1.47
    Earnings per common share from discontinued operations..............              .07               .04               --
                                                                              -----------       -----------      -----------

Basic earnings per common share.........................................            $3.85             $2.45            $1.47

----------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
    Earnings per common share from continuing operations................            $3.54             $2.25            $1.40
    Earnings per common share from discontinued operations..............              .07               .04               --
                                                                              -----------       -----------      -----------

Diluted earnings per common share.......................................            $3.61             $2.28            $1.40

-------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders' Equity          SEI Investments Company
(In thousands)                                                  and Subsidiaries

                                                                                            Accumulated Other
                                                                                           Comprehensive Income
                                                                                       -----------------------------
                                                                                        Cumulative     Unrealized
                                                                                          Foreign       Holding
                                                                 Capital                 Currency     Gain (Loss)       Total
                                              Common Stock    In Excess of   Retained   Translation        on       Shareholders'
                                           -------------------
                                            Shares    Amount    Par Value    Earnings   Adjustments   Investments       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996...............   18,498     $185     $ 54,959    $  1,141       $(177)        $  --          $ 56,108
Comprehensive income:
   Net income............................       --       --           --      26,844          --            --            26,844
   Foreign currency translation
     adjustments.........................       --       --           --          --        (240)           --              (240)
   Unrealized loss on investments........       --       --           --          --          --           (75)              (75)
                                                                                                                        --------
Total comprehensive income...............                                                                                 26,529
Purchase and retirement of common
     stock...............................   (1,403)     (14)     (20,666)    (22,940)         --            --           (43,620)
Issuance of common stock under the
     employee stock purchase plan........       47        1        1,053          --          --            --             1,054
Issuance of common stock upon
     exercise of stock options...........      625        6        8,009          --          --            --             8,015
Tax benefit on stock options exercised...       --       --        3,369          --          --            --             3,369
Cash dividends...........................       --       --           --      (5,045)         --            --            (5,045)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997...............   17,767      178       46,724          --        (417)          (75)           46,410
Comprehensive income:
   Net income............................       --       --           --      43,689          --            --            43,689
   Foreign currency translation
     adjustments.........................       --       --           --          --           9            --                 9
   Unrealized gain on investments........       --       --           --          --          --            26                26
                                                                                                                        --------
Total comprehensive income...............                                                                                 43,724
Purchase and retirement of common
     stock...............................     (898)      (9)     (21,998)    (35,566)         --            --           (57,573)
Issuance of common stock under the
     employee stock purchase plan........       28       --        1,524          --          --            --             1,524
Issuance of common stock upon
     exercise of stock options...........      964       10       11,262          --          --            --            11,272
Tax benefit on stock options exercised...       --       --       20,029          --          --            --            20,029
Cash dividends...........................       --       --           --      (5,701)         --            --            (5,701)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998...............   17,861     $179     $ 57,541    $  2,422       $(408)        $ (49)         $ 59,685

-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders' Equity          SEI Investments Company
(In thousands)                                                  and Subsidiaries

                                                                                            Accumulated Other
                                                                                           Comprehensive Income
                                                                                       -----------------------------
                                                                                        Cumulative     Unrealized
                                                                                          Foreign       Holding
                                                                 Capital                 Currency     Gain (Loss)       Total
                                              Common Stock    In Excess of   Retained   Translation        on       Shareholders'
                                           -------------------
                                            Shares    Amount    Par Value    Earnings   Adjustments   Investments       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998...............   17,861     $179      $57,541      $2,422       $(408)         $(49)          $59,685
Comprehensive income:
   Net income............................       --       --           --      68,431          --            --            68,431
   Foreign currency translation
     adjustments.........................       --       --           --          --         (61)           --               (61)
   Unrealized gain on investments........       --       --           --          --          --           469               469
                                                                                                                        --------
Total comprehensive income...............                                                                                 68,839
Purchase and retirement of common
     stock...............................     (689)      (7)      (9,753)    (56,403)         --            --           (66,163)
Issuance of common stock under the
     employee stock purchase plan........       25       --        2,066          --          --            --             2,066
Issuance of common stock upon
     exercise of stock options...........      495        5        6,591          --          --            --             6,596
Tax benefit on stock options exercised...       --       --       15,056          --          --            --            15,056
Cash dividends...........................       --       --           --      (7,077)         --            --            (7,077)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999...............   17,692     $177      $71,501      $7,373       $(469)         $420           $79,002

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

Consolidated Statements of Cash Flows                                                                     SEI Investments Company
(In thousands)                                                                                                   and Subsidiaries

Year Ended December 31,                                                                1999             1998              1997
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income...................................................................         $68,431          $43,689             $26,844

Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization......................................          15,793           15,688              14,068
          Provision for losses on receivables................................             500               --                  --
          Equity in the earnings of unconsolidated affiliate.................          (6,765)          (3,015)                 --
          Write-off of capitalized software..................................           1,204            4,832                  --
          Write-off of customer lists........................................              --            2,662                  --
          Deferred income tax expense (benefit)..............................          (3,483)          (3,608)                893
          Discontinued operations............................................          (1,292)            (710)                 --
          Other..............................................................             194            3,450              (1,214)
          Change in current assets and liabilities:
              Decrease (increase) in:
                  Receivables from regulated investment companies............          (5,180)          (4,547)             (3,616)
                  Receivables................................................          (6,135)           2,121             (11,634)
                  Prepaid expenses and other current assets..................             894            9,110               1,745
              Increase (decrease) in:
                  Accounts payable...........................................             592            1,007                 (65)
                  Accrued compensation.......................................           7,741           11,208               6,417
                  Accrued proprietary fund services..........................           1,192              558               3,064
                  Accrued consulting services................................           1,000            3,674                (836)
                  Other accrued liabilities..................................          12,401            7,397               8,836
                  Deferred revenue...........................................           5,809            6,353               2,035
                                                                                     --------         --------            --------

              Total adjustments..............................................          24,465           56,180              19,693
                                                                                     --------         --------            ---------

           Net cash provided by operating activities.........................         $92,896          $99,869             $46,537

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

Consolidated Statements of Cash Flows                                                                      SEI Investments Company
(In thousands)                                                                                                    and Subsidiaries

Year Ended December 31,                                                                1999             1998             1997
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

     Additions to property and equipment.....................................          (17,254)        (21,774)          (12,955)
     Additions to capitalized software.......................................           (1,362)         (6,719)           (8,096)
     Purchase of investments available for sale..............................           (2,494)         (2,626)               --
     Other...................................................................             (719)           (583)             (803)
                                                                                    ----------      ----------        ----------

          Net cash used in investing activities..............................          (21,829)        (31,702)          (21,854)

Cash flows from financing activities:

     Proceeds from (payment on) long-term debt...............................           (2,000)         (2,000)           35,000
     Payment on line of credit...............................................               --              --           (20,000)
     Purchase and retirement of common stock.................................          (65,970)        (55,156)          (43,620)
     Proceeds from issuance of common stock..................................            8,470          10,379             9,069
     Tax benefit on stock options exercised..................................           15,056          20,029             3,369
     Payment of dividends....................................................           (6,397)         (5,330)           (4,777)
                                                                                    ----------      ----------        ----------

          Net cash used in financing activities..............................          (50,841)        (32,078)          (20,959)
                                                                                    ----------      ----------        ----------

Net increase in cash and cash equivalents....................................           20,226          36,089             3,724

Cash and cash equivalents, beginning of year.................................           52,980          16,891            13,167
                                                                                    ----------      ----------        ----------

Cash and cash equivalents, end of year.......................................          $73,206         $52,980           $16,891

----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements               SEI Investments Company
                                                                and Subsidiaries

Note 1 -  Summary of Significant Accounting Policies:

          Nature of Operations - SEI Investments Company (the "Company") is organized around its four primary business lines: Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. Technology Services, which accounted for 41 percent of consolidated revenues in 1999, includes the Trust 3000 product line and trust operations outsourcing. Asset Management, which accounted for 30 percent of consolidated revenues in 1999, provides investment solutions through various investment products and services distributed directly or through professional investment advisors, financial planners, and other financial intermediaries to institutional and high-net-worth markets. Mutual Fund Services, which accounted for 24 percent of consolidated revenues in 1999, provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. Investments in New Business, which accounted for 5 percent of consolidated revenues in 1999, consists of the Company's Canadian and international operations which provide investment advisory services globally through investment products and services and performance evaluation and consulting services to Canadian pension plans.

          Principles of Consolidation - The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company's principal subsidiaries are SEI Investments Distribution Company ("SIDCO"), SEI Investments Management Corporation ("SIMC"), and SEI Trust Company. All intercompany accounts and transactions have been eliminated. Investment in unconsolidated affiliate is accounted for using the equity method due to the Company's less than 50 percent ownership. The Company's portion of the affiliate's operating results is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations (See Note 4).

          Cash and Cash Equivalents - At December 31, 1999 and 1998, Cash and cash equivalents included $72,874,000 and $50,283,000, respectively, primarily invested in SEI Tax Exempt Trust, one of several mutual funds sponsored by SIMC. Interest and dividend income for 1999, 1998, and 1997 was $2,285,000, $1,558,000, and $983,000, respectively (See
          Note 12).

          Property and Equipment - Property and Equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                                 Estimated
                                                                                                               Useful Lives
                                                                   1999                    1998                 (In Years)
          -----------------------------------------------------------------------------------------------------------------
          Equipment.....................................          $62,437,000           $53,739,000                  3 to 5
          Buildings.....................................           34,676,000            28,303,000                25 to 39
          Land..........................................            7,686,000             6,993,000                     N/A
          Purchased software............................           13,302,000            10,270,000                       3
          Furniture and fixtures........................           12,554,000            10,284,000                  3 to 5
          Leasehold improvements........................            6,400,000             6,791,000              Lease Term
          Construction in progress......................                   --             3,833,000                     N/A
                                                                  -----------           ------------

                                                                  137,055,000           120,213,000
          Less:  Accumulated depreciation
             and amortization...........................          (71,415,000)          (57,452,000)
                                                                   ----------            ----------

          Property and Equipment, net...................          $65,640,000           $62,761,000

          -----------------------------------------------------------------------------------------------------------------

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

          Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of 8.1 years.

          Capitalized software development costs consist primarily of salary, consulting, and computer costs incurred to develop new products and enhancements to existing products. During 1999, 1998, and 1997, software development costs of $1,362,000, $6,719,000, and $8,096,000 were capitalized, respectively. Amortization expense was $1,600,000, $3,259,000, and $3,233,000 in 1999, 1998, and 1997, respectively, and is included in Operating and development expense on the accompanying Consolidated Statements of Operations.

          Total research and development costs, including capitalized software, were $42,788,000, $24,866,000, and $22,500,000 in 1999, 1998, and
          1997, respectively.

          Management continually evaluates the recoverability of existing software products, as well as strategies for new software products. The assessment as to the recoverability of existing software products included an evaluation of expected future revenues and cash flows, acceptability of the product in the market, the ability to support the product in a cost-effective manner, and technological enhancements. In the fourth quarter of 1999 and 1998, management determined that certain software products were considered either obsolete or incapable of producing the future cash flows that were originally anticipated. As a result, the Company wrote-off net capitalized software development costs of $1,204,0000 and $4,832,000 in 1999 and 1998, respectively.

          Statements of Cash Flows - For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

          Supplemental disclosures of cash paid/received during the year is as follows:

                                                                            1999            1998             1997
                                                                            ----            ----             ----
                   Interest paid.................................    $  2,364,000       $  2,598,000      $ 1,499,000
                   Interest and dividends received...............    $  2,552,000       $  1,467,000      $   957,000
                   Income taxes paid (Federal and state).........    $ 23,175,000       $ 12,514,000      $ 8,667,000

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

          Foreign Currency Translation - The assets and liabilities of foreign operations are translated into U.S. dollars using the rates of exchange at year end. The results of operations are translated into U.S. dollars at the average daily exchange rates for the period. All foreign currency transaction gains and losses are included in income in the periods in which they occur, and are immaterial for each of the three years in the period ended December 31, 1999.

          Earnings Per Share - The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Pursuant to SFAS 128, dual presentation of basic and diluted earnings per common share is required on the face of the statements of operations for companies with complex capital structures. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.

          ------------------------------------------------------------------------------------------------------------------
                                                                            For the year ended December 31, 1999
                                                                  ----------------------------------------------------------
                                                                       Income                 Shares            Per Share
                                                                     (Numerator)          (Denominator)           Amount
                                                                     ----------           ------------            ------
          Basic earnings per common share
               from continuing operations................            $67,139,000              17,772,000            $3.78

          Dilutive effect of stock options...............                     --               1,199,000
                                                                     -----------            ------------
          Diluted earnings per common share
               from continuing operations................            $67,139,000              18,971,000            $3.54

                                                                            For the year ended December 31, 1998
                                                                  ----------------------------------------------------------
                                                                       Income                 Shares            Per Share
                                                                     (Numerator)          (Denominator)           Amount
                                                                      ---------            -----------            ------
          Basic earnings per common share
               from continuing operations................            $42,979,000              17,827,000          $2.41

          Dilutive effect of stock options...............                     --               1,299,000
                                                                     -----------            ------------
          Diluted earnings per common share
               from continuing operations................            $42,979,000              19,126,000          $2.25

                                                                            For the year ended December 31, 1997
                                                                  ----------------------------------------------------------
                                                                       Income                 Shares            Per Share
                                                                     (Numerator)          (Denominator)           Amount
                                                                      ---------            -----------            ------
          Basic earnings per common share
               from continuing operations................            $26,844,000              18,315,000          $1.47

          Dilutive effect of stock options...............                     --                 921,000
                                                                     -----------            ------------
          Diluted earnings per common share
               from continuing operations................            $26,844,000              19,236,000          $1.40

--------------------------------------------------------------------------------

          Options to purchase 370,000, 422,000, and 580,000 shares of common stock, with an average exercise price per share of $118.50, $89.43, and $42.00, were outstanding during 1999, 1998, and 1997, respectively, but were excluded from the diluted earnings per common share calculation because the option's exercise price was greater than the average market price of the Company's common stock.

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

          ---------------------------------------------------------------------

                                                                                                 Tax
                                                                               Pre-Tax         (Expense)       Net of Tax
                                                                               Amount         or Benefit         Amount
                                                                               ------         ----------         ------
          For the Year Ended December 31, 1997:
          ------------------------------------
          Unrealized holding loss arising during period...............            $(123)          $  48          $  (75)
          Foreign currency translation adjustments....................             (393)            153            (240)
                                                                                   ----             ---            ----

          Total other comprehensive loss..............................            $(516)           $201           $(315)

          For the Year Ended December 31, 1998:
          -------------------------------------

          Unrealized holding gains arising during period..............               $42           $(16)            $26
          Foreign currency translation adjustments....................                15             (6)              9
                                                                                      --           ----             ---

          Total other comprehensive income............................               $57           $(22)            $35

          For the Year Ended December 31, 1999:
          ------------------------------------

          Unrealized holding gains arising during period..............              $763          $(294)           $469
          Foreign currency translation adjustments....................               (99)            38             (61)
                                                                                    -----          ----            ----

          Total other comprehensive income............................              $664          $(256)           $408

          --------------------------------------------------------------------

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

          Recent Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is currently evaluating the provisions established in SAB 101 to assess if application of SAB 101 is required in its financial statements.

Note 2 - Discontinued Operations:

          In 1995, the Company's Board of Directors approved a plan of disposal for the SEI Capital Resources Division ("CR"). CR provided investment performance evaluation services, consulting services, and brokerage services to employee benefit plan sponsors and investment advisors in the United States. The results of CR have been reported separately as discontinued operations in the accompanying Consolidated Financial Statements.

          In 1996, the Company established a provision to cover all future costs associated with the disposal of CR. This provision included certain estimates relating to future commitments on certain operating leases utilized by CR. These estimates were based upon certain assumptions relating to the sub-leasing of these facilities. In 1998, these sub-lease arrangements were finalized. As a result, the original discontinued operations provision was overstated. Accordingly in 1998, the Company reduced the discontinued operations provision by $1,154,000, net of tax expense of $444,000, which is reflected in Income from disposal of discontinued operations on the Consolidated Statements of Operations.

          In 1997, the Company entered into a definitive agreement to sell the remaining net assets of CR to a private investment firm. Based upon the terms of the agreement, the Company received a specified amount of cash at closing along with a note that was to be paid in two installments. The total proceeds received equaled the value of CR's remaining net assets and thus no gain or loss was recorded in 1997 as a result of this transaction. Any additional gain would be recorded when payment on the note was received. In 1999, the outstanding balance on the note that was due the Company was in default. The Company accepted an offer of $2,100,000 as satisfaction for the entire outstanding balance on the note. The Company recognized the entire $2,100,000, net of tax expense of $808,000, as a gain which is reflected in Income from disposal of discontinued operations on the Consolidated Statements of Operations.

Note 3 - Receivables:

          Receivables on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                    1999                         1998
          -----------------------------------------------------------------------------------------------------------------
          Trade receivables........................................              $16,339,000                  $14,586,000
          Fees earned, not received................................                2,304,000                    2,558,000
          Fees earned, not billed..................................               16,611,000                   11,975,000
                                                                                  ----------                   ----------

                                                                                  35,254,000                   29,119,000

          Less:  Allowance for doubtful accounts...................               (1,700,000)                  (1,200,000)
                                                                                 -----------                  -----------

                                                                                 $33,554,000                  $27,919,000

          --------------------------------------------------------------------

          Fees earned, not received represent brokerage commissions earned but not yet collected. Fees earned, not billed represent receivables earned but unbilled and result from timing differences between services provided and contractual billing schedules.

          Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets represent fees collected from the Company's wholly owned subsidiaries, SIDCO and SIMC, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies sponsored by the Company (See Note 12).

Note 4 - Other Assets:

          Other assets on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                          1999                1998
          ---------------------------------------------------------------------------------------------------------------
          Investments available for sale.......................................        $  6,704,000       $   3,565,000
          Investment in unconsolidated affiliate...............................           5,305,000           2,573,000
          Other, net...........................................................          13,512,000           9,296,000
                                                                                         ----------         -----------

          Other assets.........................................................        $ 25,521,000       $  15,434,000

          ---------------------------------------------------------------------------------------------------------------

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

          Investments available for sale at December 31, 1999 had an aggregate cost of $6,235,000 and an aggregate market value of $6,704,000, with gross unrealized holding gains of $469,000. The net unrealized holding gains at December 31, 1999 were $420,000 (net of income tax expense of $49,000). Investments available for sale at December 31, 1998 had an aggregate cost of $3,645,000 and an aggregate market value of $3,565,000, with gross unrealized holding losses of $80,000. The net unrealized holding losses at December 31, 1998 were $49,000 (net of income tax benefit of $31,000). The net unrealized holding gains and losses at December 31, 1999 and 1998 were reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.

          Investment in Unconsolidated Affiliate - The Company and three leading academics in the field of finance formed a general partnership, LSV Asset Management ("LSV"). LSV is a registered investment advisor which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds. The Company's interest in LSV for 1999 and 1998 was approximately 47 and 45 percent, respectively. LSV is accounted for using the equity method of accounting. The Company's portion of LSV's net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.

          The following table contains condensed financial information of LSV:

          Condensed Statement of Operations                                            1999               1998
          --------------------------------------------------------------------------------------------------------------
          Revenues.......................................................            $20,108,000       $10,810,000

          Net income.....................................................            $14,388,000       $ 6,637,000

          --------------------------------------------------------------------------------------------------------------

          Condensed Balance Sheet                                                      1999               1998
          --------------------------------------------------------------------------------------------------------------
          Current assets.................................................             $9,459,000        $6,284,000
          Non-current assets.............................................                131,000           100,000
                                                                                      ----------        ----------

          Total assets...................................................             $9,590,000        $6,384,000

          Current liabilities............................................             $  782,000        $1,096,000
          Partners' capital..............................................              8,808,000         5,288,000
                                                                                       ---------         ---------
          Total liabilities and
             partners' capital...........................................             $9,590,000        $6,384,000

          --------------------------------------------------------------------------------------------------------------

Note 5 - Line of Credit:

          The Company has a line of credit agreement (the "Agreement") with its principal lending institution which provides for borrowings of up to $50,000,000. The Agreement ends on August 31, 2000, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or one and one-quarter percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments.

          There were no borrowings on the Company's line of credit during 1999. The maximum month-end amount of debt outstanding on the Company's line of credit for the year ended December 31, 1998 was $15,000,000. Interest expense, including commitment fees, on the Company's line of credit was $79,000, $127,000, and $302,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The weighted average interest rate was 5.9 percent and 5.8 percent for the years ended December 31, 1998 and 1997, respectively.


Note 6 - Long-term Debt:

          On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000,000 of 7.20% Senior Notes and $15,000,000 of 7.27% Senior Notes (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company's line of credit at that time. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company paid the next principal payment for $2,000,000 in February 2000. The carrying amount of the Company's long-term debt approximates its fair value.

          Aggregate maturities of long-term debt at December 31, 1999 are:

          ------------------------------------------------------------------

          2000..............................................   $ 2,000,000
          2001..............................................     2,000,000
          2002..............................................     2,000,000
          2003..............................................     4,000,000
          2004..............................................     4,000,000
          2005 and thereafter...............................    17,000,000
                                                                ----------

                                                               $31,000,000

          -------------------------------------------------------------------

          Interest expense relating to the Company's long-term debt was $2,296,000 and $2,448,000 for the years ended December 31, 1999 and 1998, respectively.


Note 7 - Shareholders' Equity:

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

                                                                              1999               1998               1997
          -------------------------------------------------------------------------------------------------------------------
          Net income:
               As reported.........................................          $68,431            $43,689            $26,844
               Pro forma...........................................          $55,859            $37,721            $25,334

          Basic earnings per common share:
               As reported.........................................            $3.85              $2.45              $1.47
               Pro forma...........................................            $3.14              $2.12              $1.38

          Diluted earnings per common share:
               As reported.........................................            $3.61              $2.28              $1.40
               Pro forma...........................................            $2.94              $1.97              $1.32

          -------------------------------------------------------------------------------------------------------------------

          Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair value of the stock options granted during 1999, 1998, and 1997 was $174.34, $121.86, and $59.71, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                    1999              1998               1997
--------------------------------------------------------------------------------------------------------------------
Risk-free interest rate..................................          5.81%              5.34%             6.55%
Expected dividend yield..................................          0.30%              1.00%             1.00%
Expected life............................................         7 Years            7 Years           7 Years
Expected volatility......................................         40.24%             40.19%            37.36%

--------------------------------------------------------------------------------------------------------------------

Certain information relating to the Company's stock option plans for 1999, 1998, and 1997 is summarized as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                                  Weighted
                                                                             Number of            Average
                                                                              Shares           Exercise Price
                                                                              ------           --------------
Balance as of December 31, 1996.................................             3,856,000               14.85
Granted.........................................................               622,000               40.55
Exercised.......................................................              (625,000)              12.83
Expired or canceled.............................................               (58,000)              22.25
                                                                           -----------

Balance as of December 31, 1997.................................             3,795,000               19.27
Granted.........................................................               508,000               84.07
Exercised.......................................................              (964,000)              11.70
Expired or canceled.............................................               (95,000)              32.49
                                                                           -----------

Balance as of December 31, 1998.................................             3,244,000               31.25
Granted.........................................................               432,000              114.91
Exercised.......................................................              (495,000)              13.31
Expired or canceled.............................................               (31,000)              40.79
                                                                           -----------

Balance as of December 31, 1999.................................             3,150,000              $45.42

Exercisable as of December 31, 1999.............................             1,910,000              $21.61

Available for future grant as of December 31, 1999..............             1,028,000                  --

----------------------------------------------------------------------------------------------------------------

As of December 31, 1998 and 1997, there were 1,976,000 and 2,725,000 shares exercisable, respectively. The expiration dates for options at December 31, 1999 range from March 8, 2000 to December 20, 2009, with a weighted average remaining contractual life of 6.2 years.

The following table summarizes information relating to all options outstanding at December 31, 1999:

--------------------------------------------------------------------------------------------------------------------------------
                                Options Outstanding                      Options Exercisable
                               at December 31, 1999                     at December 31, 1999
                         -------------------------------------     -----------------------------------
                                                                                                           Weighted
                                                  Weighted                               Weighted          Average
        Range of                                  Average                                 Average         Remaining
        Exercise              Number              Exercise            Number             Exercise         Contractual
         Prices                 of                 Price                of                 Price             Life
      (Per Share)             Shares            (Per Share)           Shares            (Per Share)        (Years)
      -----------             ------            -----------           ------            -----------        -------
$   8.00 - $13.00             456,000            $ 10.42                456,000          $ 10.42             1.5
   13.75 -  18.50             559,000              16.93                559,000            16.93             4.0
   19.50 -  26.25             691,000              22.68                594,000            22.92             5.8
   42.00 -  57.00             585,000              43.79                291,000            43.80             8.1
   68.75 -  89.75             427,000              88.82                 10,000            69.80             9.0
   90.75 - 118.50             432,000             114.91                     --               --             9.9
                           ----------                             -------------
                            3,150,000                                 1,910,000

---------------------------------------------------------------------------------------------------------------------------------

Employee Stock Purchase Plan - The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 1,300,000 shares for issuance under this plan. At December 31, 1999, 786,000 cumulative shares have been issued.

Common Stock Buyback - The Board of Directors has authorized the purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $353,365,000. Through December 31, 1999, a total of 16,191,000 shares at an aggregate cost of $330,248,000 have been purchased and retired. The Company purchased 688,000 shares at a cost of $65,970,000 during 1999.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Shareholders' Rights Plan - On December 10, 1998, the Company's Board of Directors adopted a new Shareholder Rights Plan to replace the Shareholder Rights Plan originally adopted in 1988 which expired on December 19, 1998. The Company's Shareholder Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent a person or group from acquiring control of the Company without offering a fair price to all shareholders.

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

          Dividends - On May 18, 1999, the Board of Directors declared a cash dividend of $.20 per share on the Company's common stock, which was paid on June 30, 1999, to shareholders of record on June 16, 1999. On December 14, 1999, the Board of Directors declared a cash dividend of $.20 per share on the Company's common stock, which was paid on January 28, 2000, to shareholders of record on January 7, 2000.

          The dividends declared in 1999 and 1998 were $7,077,000 and $5,701,000, respectively. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.


Note 8 -  Employee Benefit Plan:

          The Company has a tax-qualified defined contribution plan (the "Plan"). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $1,774,000, $1,471,000, and $1,412,000 to the Plan in 1999, 1998, and
          1997, respectively.


Note 9 -  Commitments and Contingencies:

          The Company has entered into various operating leases for facilities, data processing equipment, and software. Some of these leases contain escalation clauses for increased taxes and operating expenses. Rent expense was $11,166,000, $14,142,000, and $16,192,000 in 1999, 1998,
          and 1997, respectively.

          Aggregate noncancellable minimum lease commitments at December 31, 1999 are:

          ----------------------------------------------------------------------

          2000..............................................         $ 7,275,000
          2001..............................................           6,090,000
          2002..............................................           2,689,000
          2003..............................................           2,122,000
          2004..............................................             877,000
          2005 and thereafter...............................             722,000
                                                                    ------------

                                                                     $19,775,000

          ----------------------------------------------------------------------

In the normal course of business, the Company is party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect upon the Company's financial position or results of operations.

Note 10 - Income Taxes:

          Income taxes from continuing operations consist of the following:


          Year Ended December 31,                                     1999                 1998                1997
          ----------------------------------------------------------------------------------------------------------------------
          Current
              Federal......................................         $42,144,000          $28,841,000         $15,544,000
              State........................................           3,369,000            1,671,000             726,000
                                                                    -----------         ------------        ------------

                                                                     45,513,000           30,512,000          16,270,000
                                                                     ----------           ----------          ----------
          Deferred, including current deferred
              Federal......................................          (2,577,000)          (3,020,000)            607,000
              State........................................            (906,000)            (588,000)            286,000
                                                                    -----------            ----------       ------------


                                                                     (3,483,000)          (3,608,000)            893,000
                                                                    -----------          ------------       ------------

          Total income taxes from continuing
              operations...................................         $42,030,000          $26,904,000         $17,163,000


          ------------------------------------------------------------------------------------------------------------------------

          The effective income tax rate from continuing operations differs from the Federal income tax statutory rate due to the following:

          Year Ended December 31,                                      1999              1998            1997
          ----------------------------------------------------------------------------------------------------------------------
          Statutory rate.....................................          35.0%             35.0%           35.0%
          State taxes, net of Federal tax benefit............           1.4               1.0             1.3
          Foreign losses.....................................           1.5               3.2             1.2
          Other, net.........................................           0.6              (0.7)            1.5
                                                                      -----             -----           -----

                                                                       38.5%             38.5%           39.0%

          ------------------------------------------------------------------------------------------------------------------

          Deferred income taxes for 1999, 1998, and 1997 reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items comprising the deferred income tax provision (benefit) from continuing operations are as follows:


          Year Ended December 31,                                       1999                   1998                   1997
          ------------------------------------------------------------------------------------------------------------------------
          Difference in financial reporting and income
               tax depreciation methods....................       $     (62,000)          $    385,000            $    996,000
          Reserves not currently deductible................             (11,000)             1,000,000                 (73,000)
          Capitalized software currently deductible for
               tax purposes, net of amortization...........            (504,000)              (674,000)              1,662,000
          State deferred income taxes......................            (589,000)              (382,000)                186,000
          Revenue and expense recognized in
               different periods for financial reporting
               and income tax purposes.....................          (2,064,000)            (2,722,000)             (1,508,000)
          Other, net.......................................            (253,000)            (1,215,000)               (370,000)
                                                                    -----------          -------------             -----------

                                                                  $  (3,483,000)          $ (3,608,000)           $    893,000

          -------------------------------------------------------------------------------------------------------------------------

          The net deferred income tax asset is comprised of the following:

          Year Ended December 31,                                         1999                   1998
          ----------------------------------------------------------------------------------------------
          Current deferred income taxes:
               Gross assets................................            $10,934,000            $7,598,000
               Gross liabilities...........................                     --                    --
                                                                       -----------            ----------
                                                                        10,934,000             7,598,000
                                                                       -----------            ----------
          Long-term deferred income taxes:
               Gross assets................................                 34,000               116,000
               Gross liabilities...........................             (6,893,000)           (7,409,000)
                                                                       -----------            ----------
                                                                        (6,859,000)           (7,293,000)
                                                                       -----------            ----------

          Net deferred income tax asset....................            $ 4,075,000            $  305,000

          ----------------------------------------------------------------------------------------------

          The Company did not record any valuation allowance against deferred tax assets at December 31, 1999 and 1998.

          The tax effect of significant temporary differences representing deferred tax assets (liabilities) is as follows:

          Year Ended December 31,                                       1999                     1998
          ---------------------------------------------------------------------------------------------
          Difference in financial reporting and income
               tax depreciation methods....................         $   256,000             $  (119,000)
          Reserves not currently deductible................           1,052,000                 853,000
          Capitalized software currently deductible for
               tax purposes, net of amortization...........          (6,706,000)             (7,288,000)
          State deferred income taxes......................            (215,000)                173,000
          Revenue and expense recognized in
               different periods for financial reporting
               and income tax purposes.....................           9,708,000               6,572,000
          Unrealized holding gain on investments...........             (20,000)                114,000
                                                                    -----------             -----------

                                                                    $ 4,075,000             $   305,000

          ---------------------------------------------------------------------------------------------

Note 11 - Segment Information:

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

         Technology Services includes the Company's TRUST 3000 product line and trust operations outsourcing. Asset Management provides investment solutions through various investment products and services distributed directly or through professional investment advisors, financial planners, and other financial intermediaries to institutional or high-net-worth markets. Mutual Fund Services provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. Investments in New Business consists of the Company's Canadian and international operations which provides investment advisory services globally through investment products and services and performance evaluation and consulting services to Canadian pension plans.

         The following tables highlight certain financial information from continuing operations about each of the Company's segments for the years ended December 31, 1999, 1998, and 1997:

                                                                    Mutual         Investments
                                   Technology         Asset          Fund             In New
         1999                       Services        Management     Services          Business         Other            Total
         -----------------------------------------------------------------------------------------------------------------------
         Revenues...........      $184,759,000    $138,365,000   $110,083,000     $ 22,985,000                      $456,192,000
                                  ------------    ------------   ------------     ------------                      ------------

         Operating
           income (loss)....      $ 61,022,000    $ 40,185,000   $ 24,221,000     $(10,636,000)   $(12,298,000)     $102,494,000
                                  ------------    ------------   ------------     ------------    ------------

         Other income, net..                                                                                        $  6,675,000
                                                                                                                    ------------

         Income from
           continuing
           operations
           before income
           taxes............                                                                                        $109,169,000
                                                                                                                    ------------

         Depreciation and
           amortization.....      $ 11,100,000    $   2,218,000  $   1,309,000    $    778,000    $    388,000      $ 15,793,000
                                  ------------    -------------  -------------    ------------    ------------      ------------

         Capital
           expenditures.....      $ 12,047,000    $   2,377,000  $     547,000    $    878,000    $  1,405,000      $ 17,254,000
                                  ------------    -------------  -------------    ------------    ------------      ------------

         Total assets.......      $ 88,870,000    $  29,803,000  $  23,446,000    $ 28,619,000    $ 83,041,000      $253,779,000
                                  ------------    -------------  -------------    ------------    ------------      ------------
         -----------------------------------------------------------------------------------------------------------------------

                                                                      Mutual        Investments
                                     Technology         Asset          Fund           In New
          1998                        Services        Management     Services        Business          Other            Total
         ------------------------------------------------------------------------------------------------------------------------
          Revenues............      $167,484,000     $90,056,000    $95,136,000    $ 13,443,000                      $366,119,000
                                    ------------     -----------    -----------    ------------                      ------------

          Operating
            income (loss).....      $ 46,793,000     $19,881,000    $24,993,000    $(10,319,000)   $(13,463,000)     $ 67,885,000
                                    ------------     -----------    -----------    ------------    ------------

          Other income, net...                                                                                       $  1,998,000
                                                                                                                     ------------

          Income from
            continuing
            operations before
            income taxes......                                                                                       $ 69,883,000
                                                                                                                     ------------

          Depreciation and
            amortization......      $ 10,468,000     $ 1,954,000    $ 1,576,000    $    899,000    $    791,000      $ 15,688,000
                                    ------------     -----------    -----------    ------------    ------------      ------------

          Capital
            expenditures......      $ 16,999,000     $ 2,469,000    $   772,000    $    763,000    $     771,000     $ 21,774,000
                                    ------------     -----------    -----------    ------------    -------------     ------------

          Total assets........      $ 96,856,000     $23,084,000    $17,362,000    $ 15,427,000    $  56,043,000     $208,772,000
                                    ------------     -----------    -----------    ------------    -------------     ------------
         ------------------------------------------------------------------------------------------------------------------------

                                                                      Mutual        Investments
                                     Technology         Asset          Fund           In New
          1997                        Services        Management     Services        Business          Other            Total
         ------------------------------------------------------------------------------------------------------------------------
          Revenues............      $129,525,000     $61,871,000    $83,157,000     $14,439,000    $  3,757,000      $292,749,000
                                    ------------     -----------    -----------     -----------    ------------      ------------

          Operating
            income (loss).....      $ 37,146,000     $ 3,281,000    $23,858,000     $(5,799,000)   $(12,974,000)     $ 45,512,000
                                    ------------     -----------    -----------     -----------    ------------

          Other expense, net..                                                                                       $ (1,505,000)
                                                                                                                     ------------
          Income from
            continuing
            operations before
            income taxes......                                                                                       $ 44,007,000
                                                                                                                     ------------

          Depreciation and
            amortization......      $  8,634,000     $ 1,791,000    $ 1,883,000     $ 1,021,000    $    739,000      $ 14,068,000
                                    ------------     -----------    -----------     -----------    ------------      ------------

          Capital
            expenditures......      $  9,465,000     $ 1,636,000    $   600,000     $   225,000    $  1,029,000      $ 12,955,000
                                    ------------     -----------    -----------     -----------    ------------      ------------

          Total assets........      $ 89,471,000     $17,464,000    $15,559,000     $29,994,000    $ 16,396,000      $168,884,000
                                    ------------     -----------    -----------     -----------    ------------      ------------
         ------------------------------------------------------------------------------------------------------------------------

         Other consists of expenses and assets attributable to corporate overhead groups that are not allocated to the operating segments for internal financial reporting purposes. Other in 1997 also consists of the revenues, expenses, and assets of LSV, which are not allocated to any operating segment. Unallocated assets primarily consist of cash and cash equivalents, deferred tax assets, the investment in and assets of LSV, and certain other shared services assets.

          The following table presents the details of other income (expense):

          For the Year Ended December 31,                                1999                   1998                    1997
          ----------------------------------------------------------------------------------------------------------------------
          Equity in the earnings of
             unconsolidated affiliate......................          $ 6,765,000            $ 3,015,000              $        --
          Interest income..................................            2,285,000              1,558,000                  983,000
          Interest expense.................................           (2,375,000)            (2,575,000)              (2,488,000)
                                                                     -----------            -----------              -----------

                                                                     $ 6,675,000            $ 1,998,000              $(1,505,000)

          ----------------------------------------------------------------------------------------------------------------------

          The following table presents revenues by country based on the location of the use of the product or services:

          For the Year Ended December 31,                               1999                   1998                   1997
          --------------------------------------------------------------------------------------------------------------------
          United States....................................        $429,517,000           $350,729,000            $277,655,000
          International Operations.........................          26,675,000             15,390,000              15,094,000
                                                                   ------------           ------------            ------------

                                                                   $456,192,000           $366,119,000            $292,749,000

          --------------------------------------------------------------------------------------------------------------------

          The following table presents assets based on its location:

                                                                        1999                  1998                    1997
          --------------------------------------------------------------------------------------------------------------------
          United States....................................        $231,620,000           $193,133,000            $141,652,000
          International Operations.........................          22,159,000             15,639,000              27,232,000
                                                                   ------------           ------------            ------------

                                                                   $253,779,000           $208,772,000            $168,884,000

          --------------------------------------------------------------------------------------------------------------------

Note 12 - Related Party Transactions:

         SIMC, either by itself or through its wholly owned subsidiaries, is a party to Investment Advisory and Administration Agreements with several regulated investment companies ("RICs"), which are administered by the Company. Shares of the RICs are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, SIMC receives a fee for providing investment advisory, administrative, and accounting services to the RICs. The investment advisory and administration fee is a fixed percentage of the average daily net asset value of each RIC, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $196,608,000, $152,076,000, and $119,606,000 in 1999, 1998, and
         1997, respectively. SIDCO is a party to Distribution Agreements with several RICs, which are advised and/or administered by SIMC. SIDCO receives a fee from the RICs for providing distribution services pursuant to the provisions of various Rule 12b-1 Plans adopted by the RICs. These distribution fees totaled $25,883,000, $15,480,000, and $7,269,000 in 1999, 1998, and 1997, respectively.

Note 13 - Quarterly Financial Data (Unaudited):

                                                                              For the Three Months Ended
                                                         --------------------------------------------------------------------
          1999                                            March 31           June 30         Sept. 30          Dec. 31
         --------------------------------------------------------------------------------------------------------------------
          Revenues...................................   $104,318,000      $111,622,000     $117,199,000      $123,053,000
          Income from continuing operations
             before income taxes.....................   $ 24,697,000      $ 26,234,000     $ 28,845,000      $ 29,393,000
          Income from continuing operations..........   $ 15,189,000      $ 16,134,000     $ 17,740,000      $ 18,076,000
          Net income.................................   $ 15,189,000      $ 16,134,000     $ 17,740,000      $ 19,368,000 (a)
          Basic earnings per common share
             from continuing operations..............   $        .85      $        .91     $       1.00      $       1.02

          Basic earnings per common share............   $        .85      $        .91     $       1.00      $       1.09 (a)

          Diluted earnings per common share
             from continuing operations..............   $        .79      $        .85     $        .94      $        .96

          Diluted earnings per common share..........   $        .79      $        .85     $        .94      $       1.03 (a)

         --------------------------------------------------------------------------------------------------------------------

         (a) Includes income from disposal of discontinued operations of $1,292,000 or $.07 basic earnings per common share and $.07 diluted earnings per common share (See Note 2).

                                                                              For the Three Months Ended
                                                         --------------------------------------------------------------------
          1998                                             March 31           June 30         Sept. 30         Dec. 31
         --------------------------------------------------------------------------------------------------------------------
          Revenues...................................    $81,871,000        $85,499,000      $90,492,000     $108,257,000
          Income from continuing operations
             before income taxes.....................    $12,458,000        $15,709,000      $18,546,000     $ 23,170,000
          Income from continuing operations..........    $ 7,597,000        $ 9,585,000      $11,551,000     $ 14,246,000
          Net income.................................    $ 7,597,000        $ 9,585,000      $11,551,000     $ 14,956,000 (a)
          Basic earnings per common share
             from continuing operations..............    $       .43        $       .54      $       .64     $        .80

          Basic earnings per common share............    $       .43        $       .54      $       .64     $        .84 (a)

          Diluted earnings per common share
             from continuing operations..............    $       .40        $       .50      $       .60     $        .75

          Diluted earnings per common share..........    $       .40        $       .50      $       .60     $        .79 (a)

         --------------------------------------------------------------------------------------------------------------------

          (a) Includes income from disposal of discontinued operations of $710,000 or $.04 basic earnings per common share and $.04 diluted earnings per common share (See Note 2).

                   SEI INVESTMENTS COMPANY AND SUBSIDIARIES
                   ----------------------------------------
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
       -----------------------------------------------------------------

                                                                           Additions
                                                                   ------------------------
                                                     Balance at    Charged to      Charged                            Balance
                                                     Beginning      Costs and      to Other                            at End
              Description                             of Year        Expenses      Accounts      (Deductions)         of Year
-------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 1997:

    Allowance for doubtful accounts                  $1,350,000     $      --      $     --        $(150,000)        $1,200,000
                                                     ==========     =========      ========        =========         ==========

For the Year Ended December 31, 1998:

    Allowance for doubtful accounts                  $1,200,000     $      --      $     --        $      --         $1,200,000
                                                     ==========     =========      ========        =========         ==========

For the Year Ended December 31, 1999:

    Allowance for doubtful accounts                  $1,200,000     $ 500,000      $     --        $      --         $1,700,000
                                                     ==========     =========      ========        =========         ==========

Item 9. Changes in and disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
Financial Disclosure.
--------------------

None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2000 Proxy Statement").

The executive officers of the Company are as follows:

ALFRED P. WEST, JR., 57, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.

CARMEN V. ROMEO, 56, has been an Executive Vice President since December 1985. Mr. Romeo has been a Director since June 1979. Mr. Romeo was Treasurer and Chief Financial Officer from June 1979 to September 1996.

RICHARD B. LIEB, 52, has been an Executive Vice President since October 1990, and a Director since May 1995.

CARL A. GUARINO, 42, has been an Executive Vice President since March 2000 and a Senior Vice President since April 1988, and was General Counsel from April 1988 to January 1994.

EDWARD D. LOUGHLIN, 49, has been an Executive Vice President since January 1994 and a Senior Vice President since January 1988.

DENNIS J. MCGONIGLE, 39, has been an Executive Vice President since July 1996. Mr. McGonigle has been a Senior Vice President since January 1994 and a Vice President since January 1991.

WAYNE M. WITHROW, 44, has been an Executive Vice President and Chief Information Officer since March 2000. Mr. Withrow has been a Senior Vice President since January 1994.

KEVIN P. ROBINS, 38, has been a Senior Vice President since January 1994 and a Vice President since January 1992. Mr. Robins was General Counsel from January 1994 to March 2000.

TODD B. CIPPERMAN, 34, has been a Senior Vice President and General Counsel since March 2000 and a Vice President since May 1995.

Item 11.  Executive Compensation.
          ----------------------

The information called for in this item is hereby incorporated by reference to the 2000 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

The information called for in this item is hereby incorporated by reference to the 2000 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

The information called for in this item is hereby incorporated by reference to the 2000 Proxy Statement.

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

                  Report of Independent Public Accountants
                  Consolidated Balance Sheets -- December 31, 1999 and 1998 Consolidated Statements of Operations -- For the years ended
                      December 31, 1999, 1998, and 1997
                  Consolidated Statements of Shareholders' Equity -- For the
                      years ended December 31, 1999, 1998, and 1997
                  Consolidated Statements of Cash Flows -- For the years ended
                      December 31, 1999, 1998, and 1997
                  Notes to Consolidated Financial Statements
                  Schedule II -- Valuation and Qualifying Accounts

                  All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

           3.     Exhibits, Including Those Incorporated by Reference.  The
                  ---------------------------------------------------
                  exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

(b)               Reports on Form 8-K.  No reports on Form 8-K were filed by
                  -------------------
                  the Company during the quarter ended December 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SEI INVESTMENTS COMPANY

Date March 29, 2000                             By /s/ Kathy Heilig
     ----------------                             -----------------------------
                                                  Kathy Heilig
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.


Date March 29, 2000                             By /s/ Alfred P. West, Jr.
     ----------------                              ----------------------------
                                                   Alfred P. West, Jr.
                                                   Chairman of the Board,
                                                   Chief Executive Officer,
                                                   and Director

Date March 29, 2000                             By /s/ Carmen V. Romeo
     ----------------                              ----------------------------
                                                   Carmen V. Romeo
                                                   Executive Vice President and
                                                   Director


Date March 29, 2000                             By /s/ Richard B. Lieb
     ----------------                              ----------------------------
                                                   Richard B. Lieb
                                                   Executive Vice President and
                                                   Director

Date March 29, 2000                             By /s/ Henry H. Greer
     ----------------                              ----------------------------
                                                   Henry H. Greer
                                                   Director

Date March 29, 2000                             By /s/ William M. Doran
     ----------------                              ----------------------------
                                                   William M. Doran
                                                   Director

Date March 29, 2000                             By /s/ Henry H. Porter, Jr.
     ----------------                              ----------------------------
                                                   Henry H. Porter, Jr.
                                                   Director

Date March 29, 2000                             By /s/ Kathryn M. McCarthy
     ----------------                              ----------------------------
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

     3.1 Articles of Incorporation of the Registrant as amended on January 21, 1983. (Incorporated by reference to exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982.)
     3.1.2 Amendment to Articles of Incorporation of the Registrant, dated May 21, 1992. (Incorporated by reference to exhibit 3.1.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)
     3.1.3 Amendment to Articles of Incorporation of the Registrant, dated May 26, 1994. (Incorporated by reference to exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)
     3.1.4 Amendment to Articles of Incorporation of the Registrant, dated November 21, 1996. (Incorporated by reference to exhibit 3.1.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
     3.2 By-Laws. (Incorporated by reference to exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.)
     3.2.1 Amendment to By-Laws, dated December 19, 1988. (Incorporated by reference to exhibit 3.2.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)
     3.2.2 Amendment to By-Laws, dated July 12, 1990. (Incorporated by reference to exhibit 3.2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.)
     4.1 Form of Certificate for Shares of Common Stock. (Incorporated by reference to exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)
     4.2 Rights Agreement dated December 10, 1998. (Incorporated by reference to exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

               Note: Exhibits 10.1 through 10.9 constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Registrant participate.

     10.1      Stock Option Plan, Amended, Restated and Renewed as of February
               11, 1997. (Incorporated by reference to exhibit 99(a) to the
               Registrant's Registration Statement on Form S-8 (No. 333-63709)
               filed September 18, 1998.)
     10.1.1    1997 Stock Option Plan. (Incorporated by reference to exhibit
               99(b) to the Registrant's Registration Statement on Form S-8
               (No. 333-63709) filed September 18, 1998.)
     10.1.2    1997 Option Share Deferral Plan. (Incorporated by reference to exhibit 99(c) to the Registrant's Registration Statement on
               Form S-8 (No. 333-63709) filed September 18, 1998.)
     10.1.3    1998 Equity Compensation Plan. (Incorporated by reference to exhibit 99(f) to the Registrant's Registration Statement on
               Form S-8 (No. 333-63709) filed September 18, 1998.)
     10.1.4*   First Amendment to the 1998 Equity Compensation Plan (Page 64).
     10.2      Employee Stock Ownership Plan. (Incorporated by reference to exhibit 10.3 (b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.)
     10.3      Employee Stock Purchase Plan, Amended and Restated as of May 8,
               1991. (Incorporated by reference to exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1991.)
     10.3.1    Employee Stock Purchase Plan as Amended and Restated on October
               15, 1997. (Incorporated by reference to exhibit 99(e) to the Registrant's Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)
     10.4      SEI Capital Accumulation Plan. (Incorporated by reference to exhibit 99(e) to the Registrant's Registration Statement on Form
               S-8 (No. 333-41343) filed December 2, 1997.)
     10.5      Stock Option Plan for Non-Employee Directors. (Incorporated by
               reference to exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)
     10.5.1    Amendment 1997-1 to the Stock Option Plan for Non-Employee
               Directors. (Incorporated by reference to exhibit 10.5.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997.)
     10.5.2    1997 Option Share Deferral Plan for Non-Employee Directors.
               (Incorporated by reference to exhibit 99(d) to the Registrant's
               Registration Statement on Form S-8 (No. 333-63709) filed
               September 18, 1998.)

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

     10.14.9   Tenth Modification Agreement to the Credit Agreement, dated May
               31, 1996, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant.
               (Incorporated by reference to exhibit 10.14.9 to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1996.)
     10.14.10  Eleventh Modification Agreement to the Credit Agreement, dated
               October 1, 1996, between PNC Bank, National Association,
               successor by merger to Provident National Bank, and the
               Registrant. (Incorporated by reference to exhibit 10.14.10 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1996.)
     10.14.11  Release and Modification Agreement to the Credit Agreement, dated
               February 20, 1997, between PNC Bank, National Association, successor by merger to Provident National Bank, and the
               Registrant. (Incorporated by reference to exhibit 10.14.11 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1996.)
     10.14.12  Thirteenth Modification Agreement to the Credit Agreement, dated
               May 30, 1997, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant.
               (Incorporated by reference to exhibit 10.14.12 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997.)
     10.14.13  Fourteenth Modification Agreement to the Credit Agreement, dated
               December 31, 1997, between PNC Bank, National Association, successor by merger to Provident National Bank, and the
               Registrant. (Incorporated by reference to exhibit 10.14.13 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997.)
     10.14.14  Fifteenth Modification Agreement to the Credit Agreement, dated
               March 31, 1998, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant.
               (Incorporated by reference to exhibit 10.14.14 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998.)
     10.14.15  Sixteenth Modification Agreement to the Credit Agreement, dated
               May 29, 1998, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant.
               (Incorporated by reference to exhibit 10.14.15 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998.)
     10.14.16  Seventeenth Modification Agreement to the Credit Agreement, dated
               September 29, 1998, between PNC Bank, National Association, successor by merger to Provident National Bank, and the
               Registrant. (Incorporated by reference to exhibit 10.14.16 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998.)
     10.14.17* Eighteenth Modification Agreement to the Credit Agreement, dated
               November 18, 1999, between PNC Bank, National Association, successor by merger to Provident National Bank, and the
               Registrant. (Page 66)
     10.14.18* Nineteenth Modification Agreement to the Credit Agreement, dated
               December 30, 1999, between PNC Bank, National Association, successor by merger to Provident National Bank, and the
               Registrant. (Page 70)
     10.15     Pledge Agreement, dated May 31, 1992, between Provident National
               Bank and the Registrant. (Incorporated by reference to exhibit
               10.13 to the Registrant's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1992.)
     10.16     Master Lease Agreement, dated December 29, 1989, between
               Varilease Corporation and the Registrant, as amended.
               (Incorporated by reference to exhibit 10.14 to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1992.)
     10.17     Note Purchase Agreement, dated as of February 24, 1997, with respect to the issuance by the Registrant of $20,000,000 7.20%
               Senior Notes, Series A, due February 24, 2007, and $15,000,000
               7.27% Senior Notes, Series B, due February 24, 2012.
               (Incorporated by reference to exhibit 10.17 to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1996.)
     10.17.1   First Amendment, dated December 15, 1998, to Note Purchase
               Agreement, dated February 24, 1997. (Incorporated by reference to exhibit 10.17.1 to the Registrant's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1998.)
     21*       Subsidiaries of the Registrant. (Page 73)
     23*       Consent of Independent Public Accountants. (Page 75)
     27*       Financial Data Schedule
     99*       Miscellaneous exhibits. (Page 77)

* Filed herewith as an exhibit to this Form 10-K.