Form 10-Q
period 2000-03-31
SEI CORP
filed 2000-05-12
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)*
  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
------
Exchange Act of 1934 for the quarterly period ended March 31, 2000 or
                                                    --------------
______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                                    0-10200
--------------------------------------------------------------------------------
                           (Commission File Number)

                            SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Pennsylvania                                   23-1707341
---------------------------------------------        ---------------------------
      (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                    Identification Number)


            1 Freedom Valley Drive, Oaks, Pennsylvania  19456-1100
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000: 17,670,401 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements
-------  --------------------


                          Consolidated Balance Sheets
                          ---------------------------
                                (In thousands)

                                                  March 31, 2000      December 31, 1999
                                                  --------------      -----------------
                                                   (unaudited)

Assets
------
Current assets:

Cash and cash equivalents                           $   57,016        $     73,206
Receivables from regulated investment companies         26,974              24,179
Receivables, net of allowance for doubtful
    accounts of $1,700                                  41,441              33,554
Deferred income taxes                                    7,443              10,934
Prepaid expenses and other current assets                5,034               5,119
                                                    ----------        ------------

          Total current assets                         137,908             146,992
                                                    ----------        ------------

Property and equipment, net of accumulated
    depreciation and amortization of $74,513
    and $71,415                                         66,392              65,640
                                                    ----------        ------------

Capitalized software, net of accumulated
    amortization of $10,322 and $9,838                  15,591              15,626
                                                    ----------        ------------

Other assets, net                                       23,091              25,521
                                                    ----------        ------------

          Total Assets                              $  242,982        $    253,779
                                                    ==========        ============

       The accompanying notes are an integral part of these statements.

                          Consolidated Balance Sheets
                          ---------------------------
                       (In thousands, except par value)



                                             March 31, 2000    December 31, 1999
                                             --------------    -----------------
                                               (unaudited)
Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:

Current portion of long-term debt                  $  2,000          $  2,000
Accounts payable                                      6,367             7,397
Accrued expenses                                     86,917           110,201
Deferred revenue                                     21,685            19,320
                                                   --------          --------

     Total current liabilities                      116,969           138,918
                                                   --------          --------

Long-term debt                                       27,000            29,000
                                                   --------          --------

Deferred income taxes                                 8,274             6,859
                                                   --------          --------

Shareholders' equity:

Common stock, $.01 par value, 100,000
   shares authorized; 17,670 and 17,692
   shares issued and outstanding                        177               177
Capital in excess of par value                       76,140            71,501
Retained earnings                                    14,380             7,373
Accumulated other comprehensive gains
   (losses)                                              42               (49)
                                                   --------          --------
     Total shareholders' equity                      90,739            79,002
                                                   --------          --------

     Total Liabilities and Shareholders' Equity    $242,982          $253,779
                                                   ========          ========

       The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                                  Three Months
                                                             -----------------------
                                                                 Ended March 31,
                                                             -----------------------
                                                              2000           1999
                                                              ----           ----
Revenues                                                     $138,746       $104,318

Expenses:
 Operating and development                                     66,282         50,763
 Sales and marketing                                           38,370         27,106
 General and administrative                                     3,542          3,130
                                                             --------       --------

Income from operations                                         30,552         23,319

Equity in the earnings of unconsolidated affiliate              1,753          1,478
Interest income                                                   985            498
Interest expense                                                 (599)          (598)
                                                             --------       --------

Income before income taxes                                     32,691         24,697
Income taxes                                                   12,422          9,508
                                                             --------       --------

Net income                                                     20,269         15,189
                                                             --------       --------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments,
     net of income tax expense (benefit) of $120 and $(52)        195            (83)
  Unrealized holding losses on investments,
     net of income tax benefit of $64 and $51                    (104)           (81)
                                                             --------       --------

Other comprehensive income (loss)                                  91           (164)
                                                             --------       --------

Comprehensive income                                         $ 20,360       $ 15,025
                                                             ========       ========

Basic earnings per common share                              $   1.15       $    .85
                                                             ========       ========


Diluted earnings per common share                            $   1.08       $    .79
                                                             ========       ========

        The accompanying notes are an integral part of these statements.

                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (unaudited)
                                (In thousands)

                                                               Three Months
                                                           ---------------------
                                                              Ended March 31,
                                                           ---------------------
                                                             2000        1999
                                                            -----        -----

Cash flows from operating activities:
Net income                                                  $ 20,269   $ 15,189
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                               4,053      3,532
   Equity in the earnings of unconsolidated affiliate         (1,753)    (1,478)
   Other                                                       5,466     (3,337)
   Change in current assets and liabilities:
     Decrease (increase) in
      Receivables from regulated investment companies         (2,795)    (1,495)
      Receivables                                             (7,887)    (5,334)
      Prepaid expenses and other current assets                   85        185
     Increase (decrease) in
      Accounts payable                                        (1,030)      (669)
      Accrued expenses                                       (19,746)    (5,032)
      Deferred revenue                                         2,365        218
                                                            --------   --------
     Net cash (used in) provided by operating activities        (973)     1,779
                                                            --------   --------

Cash flows from investing activities:
   Additions to property and equipment                        (4,136)    (4,401)
   Additions to capitalized software                            (449)      (254)
   Purchase of investments available for sale                   (782)        --
   Other                                                       4,311     (2,740)
                                                            --------   --------
     Net cash used in investing activities                    (1,056)    (7,395)
                                                            --------   --------

Cash flows from financing activities:
   Payment on long-term debt                                  (2,000)    (2,000)
   Purchase and retirement of common stock                   (13,768)   (25,451)
   Proceeds from issuance of common stock                      2,316      2,092
   Tax benefit on stock options exercised                      2,829      2,991
   Payment of dividend                                        (3,538)    (2,858)
                                                            --------   --------
     Net cash used in financing activities                   (14,161)   (25,226)
                                                            --------   --------
Net decrease in cash and cash equivalents                    (16,190)   (30,842)

Cash and cash equivalents, beginning of period                73,206     52,980
                                                            --------   --------

Cash and cash equivalents, end of period                    $ 57,016   $ 22,138
                                                            ========   ========

       The accompanying notes are an integral part of these statements.

                  Notes to Consolidated Financial Statements
                  ------------------------------------------


Note 1.   Summary of Significant Accounting Policies
          ------------------------------------------

          Nature of Operations
          --------------------
          SEI Investments Company (the "Company") is organized around its four primary business lines: Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. Technology Services includes the Trust 3000 product line and trust operations outsourcing. Asset Management provides investment solutions through various investment products and services distributed directly or through professional investment advisors, financial planners, and other financial intermediaries to institutional and high-net-worth markets. Mutual Fund Services provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. Investments in New Business consists of the Company's Canadian and international operations which provide investment advisory services globally through investment products and services and performance evaluation and consulting services to Canadian pension plans.

          Summary Financial Information and Results of Operations
          -------------------------------------------------------
          In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000, the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

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

          Property and Equipment
          ----------------------
          Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                  Estimated
                                                                                                 Useful Lives
                                                  March 31, 2000        December 31, 1999         (In Years)
                                                  --------------        -----------------          --------
          Equipment                                $ 64,650,000           $    62,437,000            3 to 5
          Buildings                                  34,806,000                34,676,000          10 to 39
          Land                                        7,686,000                 7,686,000               N/A
          Purchased software                         13,803,000                13,302,000                 3
          Furniture and fixtures                     13,360,000                12,554,000            3 to 5
          Leasehold improvements                      6,600,000                 6,400,000        Lease Term
                                                   ------------           ---------------

                                                    140,905,000               137,055,000
          Less:  Accumulated depreciation
                 and amortization                   (74,513,000)              (71,415,000)
                                                   ------------           ---------------
          Property and Equipment, net              $ 66,392,000           $    65,640,000
                                                   ============           ===============

       Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

       Capitalized Software
       --------------------
       The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 7.8 years.

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

                                                                           For the three month period ended
                                                                                 March 31, 2000
                                                      --------------------------------------------------------------------
                                                             Income                     Shares                Per Share
                                                          (Numerator)               (Denominator)               Amount
                                                          -----------               -------------               ------
       Basic earnings per common share                    $20,269,000                  17,665,000                 $1.15
                                                                                                              =========

       Dilutive effect of stock options                            --                   1,097,000
                                                          -----------                  ----------

       Diluted earnings per common share                  $20,269,000                  18,762,000                 $1.08
                                                          ===========                  ==========             =========
                                                                        For the three month period ended
                                                                                 March 31, 1999
                                                      ---------------------------------------------------------------------
                                                            Income                     Shares                 Per Share
                                                          (Numerator)               (Denominator)               Amount
                                                          -----------               -------------               ------
       Basic earnings per common share                    $15,189,000                  17,867,000                 $ .85
                                                                                                               ========

       Dilutive effect of stock options                            --                   1,417,000
                                                      ---------------                  ----------

       Diluted earnings per common share                  $15,189,000                  19,284,000                 $ .79
                                                      ===============                  ==========              ========

        Options to purchase 370,000 shares of common stock, with an average exercise price of $118.50 were outstanding during the first quarter in 2000, but were excluded from the diluted earnings per common share calculation because the options' exercise prices were greater than the average market price of the Company's common stock. All options outstanding during the first quarter in 1999 were included in the diluted earnings per common share calculation.

        Statements of Cash Flows
        ------------------------
        For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

        Supplemental disclosures of cash paid/received during the three months ended March 31 is as follows:

                                                                                         2000                       1999
                                                                                         ----                       ----
        Interest paid                                                                 $1,133,000                 $1,206,000
        Interest and dividends received                                               $  936,000                 $  551,000
        Income taxes paid                                                             $6,093,000                 $  545,000

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

        Recent Pronouncements
        ---------------------
        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is currently evaluating the provisions established in SAB 101 to assess if application of SAB 101 is required in its financial statements.

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

                                                           Foreign                  Unrealized               Accumulated
                                                          Currency                   Holding                    Other
                                                         Translation                  Gains                 Comprehensive
                                                         Adjustments              on Investments                Gains
                                                  -------------------------  ------------------------  ------------------------
        Beginning balance                                        $(469,000)                $ 420,000                  $(49,000)
        Current period change                                      195,000                  (104,000)                   91,000
                                                                 ---------                 ---------                  --------

        Ending Balance                                           $(274,000)                $ 316,000                  $ 42,000
                                                                 ==========                =========                  ========

Note 3. Receivables - Receivables on the accompanying Consolidated Balance
        -----------
        Sheets consist of the following:

                                                                                 March 31, 2000        December 31, 1999
                                                                                 --------------        -----------------
        Trade receivables                                                          $21,286,000              $16,339,000
        Fees earned, not received                                                    2,454,000                2,304,000
        Fees earned, not billed                                                     19,401,000               16,611,000
                                                                                   -----------              -----------

                                                                                    43,141,000               35,254,000
        Less: Allowance for doubtful accounts                                       (1,700,000)              (1,700,000)
                                                                                   -----------              -----------

                                                                                   $41,441,000              $33,554,000
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


Note 4. Other Assets - Other assets on the accompanying Consolidated Balance
        ------------
        Sheets consist of the following:

                                                                              March 31, 2000             December 31,1999
                                                                          ----------------------      -----------------------
        Investment in unconsolidated affiliate                                  $ 5,454,000                  $ 5,305,000
        Investments available for sale                                            4,680,000                    6,704,000
        Other, net                                                               12,957,000                   13,512,000
                                                                                -----------                  -----------

        Other assets                                                            $23,091,000                  $25,521,000
                                                                                ===========                  ===========

        Investment in Unconsolidated Affiliate - LSV Asset Management ("LSV") is
        --------------------------------------
        a partnership formed between the Company and three leading academics in the field of finance. LSV is a registered investment advisor which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds. The Company's interest in LSV for the first quarter in 2000 and 1999 was approximately 47 percent. LSV is accounted for using the equity method of accounting due to the less than 50 percent ownership. The Company's portion of LSV's net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income.

        The following table contains the Condensed Statements of Income of LSV for the three months ended March 31:

                                                                              2000                          1999
                                                                            ----------                    ----------
        Revenues                                                            $5,294,000                    $4,469,000
                                                                            ==========                    ==========

        Net income                                                          $3,761,000                    $3,143,000
                                                                            ==========                    ==========

          The following table contains the Condensed Balance Sheets of LSV:

                                                                    March 31, 2000              December 31, 1999
                                                                 ---------------------       -----------------------
          Current assets                                              $10,020,000                    $9,459,000
          Non-current assets                                              116,000                       131,000
                                                                      -----------                    ----------

          Total assets                                                $10,136,000                    $9,590,000
                                                                      ===========                    ==========

          Current liabilities                                         $   846,000                    $  782,000
          Partners' capital                                             9,290,000                     8,808,000
                                                                      -----------                    ----------
          Total liabilities and
             partners' capital                                        $10,136,000                    $9,590,000
                                                                      ===========                    ==========


          Investments Available for Sale - Investments available for sale
          ------------------------------
          consist of investments in mutual funds sponsored by the Company. The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of Shareholders' equity. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Income.

          At March 31, 2000, Investments available for sale had an aggregate cost of $4,172,000 and an aggregate market value of $4,680,000 with gross unrealized gains of $508,000. At that date, the net unrealized holding gains of $316,000 (net of income tax expense of $192,000) were reported as a separate component of Accumulated other comprehensive gains on the accompanying Consolidated Balance Sheets. The Company liquidated certain investments in the first quarter of 2000 and recognized a minimal loss on the disposition of these investments which was immaterial.

          At December 31, 1999, Investments available for sale had an aggregate cost of $6,235,000 and an aggregate market value of $6,704,000 with gross unrealized holding gains of $469,000. At that date, the net unrealized holding gains of $420,000 (net of income tax expense of $49,000) were reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.


Note 5.   Accrued Expenses - Accrued expenses on the accompanying Consolidated
          ----------------
          Balance Sheets consist of the following:

                                                                    March 31, 2000              December 31, 1999
                                                                 ---------------------       -----------------------
          Accrued compensation                                        $18,683,000                  $ 39,846,000
          Accrued proprietary fund services                            12,963,000                    11,562,000
          Accrued consulting services                                   8,713,000                     7,342,000
          Accrued corporate income taxes                                8,612,000                     9,801,000
          Other accrued expenses                                       37,946,000                    41,650,000
                                                                      -----------                  ------------

          Total accrued expenses                                      $86,917,000                  $110,201,000
                                                                      ===========                  ============

Note 6.   Line of Credit - The Company has a line of credit agreement (the
          --------------
          "Agreement") with its principal lending institution. The Agreement provides for borrowings of up to $50,000,000. The Agreement ends on August 31, 2000, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or one and one-quarter percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. The Company had no outstanding borrowings on its line of credit at March 31, 2000.

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

          Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $2,000,000 in February 2000. The current portion of the Notes amounted to $2,000,000 at March 31, 2000. The carrying amount of the Company's long-term debt approximates its fair value.

Note 8.   Common Stock Buyback - The Board of Directors has authorized the
          --------------------
          purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $353,365,000. Through March 31, 2000, a total of 16,328,000 shares at an aggregate cost of $344,016,000 have been purchased and retired. The Company purchased 137,000 shares at a total cost of $13,768,000 during the first quarter of 2000.

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

Note 9.   Dividend - On December 14, 1999, the Board of Directors declared a
          --------
          cash dividend of $.20 per share on the Company's common stock, which was paid on January 28, 2000, to shareholders of record on January 7, 2000.

Note 10.  Segment Information - The Company defines its business segments in
          -------------------
          accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report financial information about operating segments in financial statements. SFAS 131 also requires additional disclosures about product and services, geographic areas, and major customers.

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

          The following tables highlight certain unaudited financial information about each of the Company's segments for the three months ended March 31, 2000 and 1999.

                                                                 Mutual     Investments       General
                                     Technology      Asset        Fund         In New           And
                                      Services    Management    Services      Business    Administrative      Total
                                      --------    ----------    --------      --------    --------------      -----

                                                      For the Three-Month Period Ended March 31, 2000
                                     ----------------------------------------------------------------------------------
       Revenues                      $51,855,000  $48,322,000  $30,026,000  $ 8,543,000                    $138,746,000
                                     -----------  -----------  -----------  -----------                    ------------

       Operating
          income (loss)              $18,071,000  $13,474,000  $ 5,403,000  $(2,854,000)  $   (3,542,000)  $ 30,552,000
                                     -----------  -----------  -----------  -----------   --------------

       Other income, net                                                                                   $  2,139,000
                                                                                                           ------------

       Income before
          income taxes                                                                                     $ 32,691,000
                                                                                                           ------------

       Depreciation and
          amortization               $ 2,842,000  $   530,000  $   293,000  $   254,000   $      134,000   $  4,053,000
                                     -----------  -----------  -----------  -----------   --------------   ------------

       Capital
          expenditures               $ 2,574,000  $   518,000  $   447,000  $   333,000   $      264,000   $  4,136,000
                                     -----------  -----------  -----------  -----------   --------------   ------------

                                                      For the Three-Month Period Ended March 31, 1999
                                     ----------------------------------------------------------------------------------
       Revenues                      $46,153,000  $28,342,000  $26,031,000  $ 3,792,000                    $104,318,000
                                     -----------  -----------  -----------  -----------                    ------------

       Operating
          income (loss)              $14,322,000  $ 8,479,000  $ 5,563,000  $(1,915,000)  $   (3,130,000)  $ 23,319,000
                                     -----------  -----------  -----------  -----------   --------------

       Other income, net                                                                                   $  1,378,000
                                                                                                           ------------

       Income before
          income taxes                                                                                     $ 24,697,000
                                                                                                           ------------

       Depreciation and
          amortization               $ 2,505,000  $   480,000  $   305,000  $   152,000   $       90,000   $  3,532,000
                                     -----------  -----------  -----------  -----------   --------------   ------------

       Capital
          expenditures               $ 2,627,000  $   843,000  $   163,000  $   224,000   $      544,000   $  4,401,000
                                     -----------  -----------  -----------  -----------   --------------   ------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations.
-------------
                     (In thousands, except per share data)

We are organized around our four business lines: Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. Financial information on each of these segments is reflected in Note 10 of the Notes to Consolidated Financial Statements.

Results of Operations
---------------------

First Quarter Ended March 31, 2000 Compared to First Quarter Ended March 31,
1999

Consolidated Overview

Income Statement Data
(In thousands, except per common share data)        1ST QTR            1ST QTR          PERCENT
                                                      2000               1999            CHANGE
                                                      ----               ----            ------
Revenues:
   Technology Services                              $ 51,855           $ 46,153           12%
   Asset Management                                   48,322             28,342           70%
   Mutual Fund Services                               30,026             26,031           15%
   Investments in New Business                         8,543              3,792          125%
                                                    --------           --------
     Total revenues                                 $138,746           $104,318           33%

Operating Income (Loss):
   Technology Services                              $ 18,071           $ 14,322           26%
   Asset Management                                   13,474              8,479           59%
   Mutual Fund Services                                5,403              5,563           (3%)
   Investments in New Business                        (2,854)            (1,915)         (49%)
   General and Administrative                         (3,542)            (3,130)         (13%)
                                                    --------           --------
     Income from operations                           30,552             23,319           31%

Other income, net                                      2,139              1,378           55%
                                                    --------           --------

Income before income taxes                            32,691             24,697           32%

Income taxes                                          12,422              9,508           31%
                                                    --------           --------
Net Income                                          $ 20,269           $ 15,189           33%
                                                    ========           ========

Diluted earnings per common share                   $   1.08           $    .79           37%
                                                    ========           ========

Revenues and earnings increased in the first quarter of 2000 primarily from new business generated in Technology Services and Asset Management. Technology Services operating results reflect increases in recurring processing fees generated from new clients and the delivery of new products to our existing clients. Operating results in Asset Management were boosted by significant increases in assets under management from new and existing clients in our investment advisory and institutional asset management businesses. We continue to be optimistic about our ability to sustain the growth experienced in revenues and earnings. This optimism results from several factors: we believe the recent sales momentum experienced in Technology Services and Asset Management can be sustained; we continue to invest in the development of new products and services; and we continue to leverage expenses across a higher net incremental revenue base. However, continued consolidation in the banking industry or a prolonged unfavorable change in the financial securities markets could impede growth in revenues and earnings.

Asset Balances
(In millions)

                                                                                As of March 31,                   PERCENT
                                                                                ---------------
                                                                            2000               1999                CHANGE
                                                                            ----               ----                ------
Assets invested in equity and fixed income programs                       $ 45,744           $ 27,559                66%
Assets invested in liquidity funds                                          22,177             21,668                 2%
                                                                          --------           --------
   Assets under management                                                  67,921             49,227                38%

Client proprietary assets under administration                             197,476            139,865                41%
                                                                          --------           --------
   Assets under management and administration                             $265,397           $189,092                40%
                                                                          ========           ========

Assets under management consist of total assets invested in our equity and fixed income investment programs and liquidity funds for which we provide management services. Assets under management and administration consist of total assets for which we provide management and administrative services, including client proprietary fund balances for which we provide administration and/or distribution services.

Technology Services
-------------------

Technology Services provides trust and investment operations outsourcing to financial institutions with our TRUST 3000 product line. TRUST 3000 incorporates a myriad of integrated products and sub-systems that provide complete trust and investment accounting capabilities for financial institutions.

Trust operations outsourcing incorporates the TRUST 3000 product line within a package of services that includes full operations, custody and securities processing support. The client maintains only minimal support staff, while virtually all processing work is handled by our employees. Oftentimes, the client will also elect to outsource their investment management requirements, where we provide investment products and distribution support.

                                                       1ST QTR               1ST QTR               DOLLAR               PERCENT
                                                        2000                  1999                 CHANGE               CHANGE
                                                        ----                  ----                 ------               ------
Revenues:
Trust technology services                              $46,661               $41,372               $5,289                 13%
Trust operations outsourcing                             5,194                 4,781                  413                  9%
                                                       -------               -------               ------
     Total revenues                                     51,855                46,153                5,702                 12%

Expenses:
Operating and development                               25,836                24,141                1,695                  7%
Sales and marketing                                      7,948                 7,690                  258                  3%
                                                       -------               -------               ------

     Total operating profits                           $18,071               $14,322               $3,749                 26%
                                                       =======               =======               ======

     Profit margin                                          35%                   31%                  --                 --

The increase in Trust Technology Services revenues is primarily attributable to an increase in recurring processing fees. The conversion of new clients onto the TRUST 3000 product line during the past year accounts for a significant portion of the increase in recurring processing fees. In addition, the delivery of new products has provided us with the opportunity to leverage additional recurring revenues from our existing clients. As a result, recurring processing fees increased $4.5 million or 19 percent. Another significant contributor to the growth in revenues was an increase in brokerage services revenues associated with securities trade execution activities by our TRUST 3000 clients. We expect our recurring revenue base to increase through the delivery of new products and services to our existing clients and the contracting of new clients for processing services. Also, we are currently undertaking strategies to expand our technology services into other new markets. Penetrating these new markets could provide many new opportunities. However, consolidations among our banking clients continue to be a major strategic issue facing this segment.

Trust Operations Outsourcing revenues increased primarily due to growth in investment management fees from our existing clients, as well as from new clients. Revenues earned from processing services remained relatively flat. We continue to evaluate new alternatives and possible new markets for this business. We still believe that this business provides an attractive alternative to any financial institution faced with the task of building the necessary infrastructure to support the delivery of trust services.

Operating profits and profit margin for Technology Services increased substantially in the first quarter of 2000. The increase in operating profits and profit margin were primarily due to the increase in revenues previously discussed. In addition, we have been able to exercise cost containment in our normal ongoing operations thereby allowing increased investments in the development of new products without negatively affecting operating profits and profit margin. As a percentage of sales, operating and development expenses decreased to 50 percent from 52 percent and sales and marketing expenses decreased to 15 percent from 17 percent. We anticipate our profit margin can be sustained and our operating profits will increase as a result of additional sales of new products and our ability to control costs.

Asset Management
----------------

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

                                                       1ST QTR               1ST QTR              DOLLAR               PERCENT
                                                        2000                  1999                CHANGE                CHANGE
                                                        ----                  ----                ------                ------
Revenues:
Investment management fees                             $43,396               $23,685              $19,711                 83%
Liquidity management fees                                4,926                 4,657                  269                  6%
                                                       -------               -------              -------
     Total revenues                                     48,322                28,342               19,980                 70%

Expenses:
Operating and development                               14,440                 8,082                6,358                 79%
Sales and marketing                                     20,408                11,781                8,627                 73%
                                                       -------               -------              -------

     Total operating profits                           $13,474               $ 8,479              $ 4,995                 59%
                                                       =======               =======              =======

     Profit margin                                          28%                   30%                  --                 --

The increase in Investment Management Fees was primarily due to significant growth in assets under management generated through new business in both our investment advisory and institutional asset management businesses and an increase in the average basis points recognized. Average assets under management increased $12.3 billion or 65 percent to $31.1 billion for the first quarter of 2000, as compared to $18.8 billion for the first quarter of 1999. In our investment advisory business, we continue to be successful at recruiting new registered investment advisors in underdeveloped markets. We established approximately 400 new registered investment advisor relationships during the first quarter of 2000, bringing our total network to about 6,100 advisors. We have also been working closely with our existing advisors to increase their asset-gathering potential by growing their existing client base through the introduction of new investment options and programs. Our Institutional asset management business also experienced an increase in new business. During the first quarter of 2000, 29 new institutional clients were contracted with commitments of approximately $2 billion, of which $.8 billion has funded and the remainder is to be funded in subsequent quarters. We anticipate continued growth in both these businesses through the establishment of new client relationships and the delivery of new investment products and services. We also believe that our diversified investment programs and services affords us the ability to retain these assets.

The increase in Liquidity Management Fees was due to an increase in assets under management invested in our liquidity funds from institutional clients. Average assets under management invested in our liquidity products increased $1.2 billion or 25 percent to $6.2 billion for the first quarter of 2000, as compared to $5.0 billion for the first quarter of 1999. The increase in assets under management was primarily due to new sales of our cash sweep technology product. Also, client cash flows are cyclical and typically run higher in the first quarter. However, the increase in assets under management was partially offset by a decrease in the average basis points recognized.

Operating profits in Asset Management continues to grow at a significant pace primarily through the generation of new business. However, operating profits and profit margin were negatively affected by substantial investments in web-enabling our Asset Management business lines as well as expanding our sales and marketing efforts. We believe that our increased pace of investments in the development of new products and services is necessary to keep our competitive advantage, as well as creating opportunities to deliver our investment products and services into new markets. As a percentage of sales, operating and development expenses increased to 30 percent from 29 percent and sales and marketing expenses increased to 42 percent from 41 percent. Our ability to leverage on our infrastructure allowed us to control variable operating costs and thereby increase the pace of investments in the development of new products. With the increased sales momentum in our investment advisory and institutional asset management businesses and the delivery of new investment products and services, operating results in this segment are expected to produce favorable results in the near future. However, any significant devaluation in the financial securities markets could negatively affect future revenues and profits.

Mutual Fund Services
--------------------

The Mutual Fund Services segment provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. These services include fund administration and accounting, legal services, shareholder recordkeeping, and marketing.

                                                       1ST QTR               1ST QTR               DOLLAR               PERCENT
                                                        2000                  1999                 CHANGE                CHANGE
                                                        ----                  ----                 ------                ------
Total revenues                                         $30,026               $26,031               $3,995                  15%

Expenses:
Operating and development                               19,002                16,263                2,739                  17%
Sales and marketing                                      5,621                 4,205                1,416                  34%
                                                       -------               -------               ------

     Total operating profits                           $ 5,403               $ 5,563               $ (160)                 (3%)
                                                       =======               =======               ======

     Profit margin                                          18%                   21%                  --                  --

The increase in Mutual fund services revenues was fueled by growth in average proprietary fund balances, which increased $49.0 billion or 35 percent to $187.7 billion for the first quarter of 2000 versus $138.7 billion for the first quarter of 1999. Average proprietary fund balances increased due to growth in existing complexes in all markets. We are beginning to see the impact of our sales efforts in the non-bank investment management and offshore markets. Clients in these markets constitute a larger portion of average proprietary fund balances, approximately 30 percent during the first quarter of 2000, as compared to approximately 20 percent during the first quarter in 1999. However, total revenues were negatively affected by a decrease in average basis points earned because of fee concessions granted in exchange for longer-term contracts and a reduction in the range of certain services to a few large bank clients. We will continue to aggressively focus our efforts on the non-bank investment management and offshore markets. Initially, clients in these markets will not generate as much revenue as a large bank complex would, but we believe that these will be continually growing markets.

Although revenues increased 15 percent, operating profits and profit margin decreased in the first quarter of 2000, primarily because of the fee concessions already discussed and certain expenses are increasing. The increase in expenses is the result of continued investments in new technology that we believe will differentiate and broaden our services in a highly competitive market and from accelerating sales and marketing efforts in the non-bank investment management and offshore markets. As a percentage of sales, operating and development expenses remained flat at 63 percent while sales and marketing expenses increased to 18 percent from 16 percent.

The market for traditional mutual fund services for banks is maturing and fewer new bank proprietary mutual fund complexes are being established. Also, many of the largest banks with well-established complexes have grown their mutual funds to the point where they are less reliant on the services of an outsourcer. In these markets, we will reposition our services by emphasizing value-added information and technology products. Also, we believe the non-bank investment management and offshore markets hold the greatest growth potential for our services in the upcoming years. We are currently positioning ourselves to establish a significant presence in these markets. If these markets grow at the pace we believe they will, our efforts will provide positive returns in the future. However, continued consolidations in the banking industry or a significant and prolonged unfavorable change in the financial securities markets could negatively affect revenues and profits.


Investments in New Business
---------------------------

Investments in New Business consist primarily of our international asset management initiatives and Canadian operations. Our international operations incorporate various investment products and services to provide investment solutions to institutional and high-net-worth investors outside North America. Products being offered in Canada include investment advisory, performance evaluation and other consulting services to Canadian pension plans.

                                    1ST QTR     1ST QTR     DOLLAR     PERCENT
                                      2000       1999       CHANGE     CHANGE
                                      ----       ----       ------     ------
Total revenues                      $ 8,543    $ 3,792      $4,751        125%

Expenses:
Operating and development             7,004      2,277       4,727        208%
Sales and marketing                   4,393      3,430         963         28%
                                    -------    -------      ------

     Total operating losses         $(2,854)   $(1,915)     $ (939)       (49%)
                                    =======    =======      ======

     Profit margin                      (33%)      (51%)        --         --

The significant increase in revenues is primarily due to an increase in assets under management in our non-US asset management business. Our efforts are currently focused on Europe/South Africa, Asia, and Latin America. These offshore enterprises accounted for approximately 63 percent of total segment revenues in the first quarter of 2000, as compared to 32 percent in the first quarter of 1999. We experienced substantial revenue growth in the European/South African and Asian regions. In the European/South African region, we introduced an SEI-managed fund complex in association with Mediolanum S. p. A., an Italian insurance Company, into the Italian marketplace in early 1999. Our Korean joint venture, which was initiated in March 1999, accounts for all revenue growth in the Asian region. Average assets under management from our non-US enterprises were $3.7 billion in the first quarter of 2000 versus $800 million in the first quarter of 1999.

Although the pace of global asset gathering and revenue recognition continued to accelerate, we also accelerated the pace of our investment efforts, especially in the European region. We recently opened a London office to address the United Kingdom pension market and to create a platform for other planned European initiatives. We are also moving forward with our planned joint venture with Credit Commercial de France ("CCF"). This joint venture, which will be based in Paris, will bring our multi-manager capabilities to the French market and, through CCF distribution channels, to selected markets outside France. However, it was recently announced that CCF has agreed to be acquired by HSBC, the second largest bank in the world. This acquisition is not expected to negatively impact our planned joint venture. We believe that global expansion is an area of significant long-term growth for our firm. We will continue to make significant investments in our global initiatives and expect to incur losses throughout the remainder of the year.


Other
-----

General and administrative expenses increased 13 percent to $3,542 for the first quarter in 2000, as compared to $3,130 for the first quarter in 1999. As a percentage of total consolidated revenues, general and administrative expenses were 3 percent for the first quarter in 2000 and 1999.

Other income on the accompanying Consolidated Statements of Income consist of the following:

                                                        1ST QTR       1ST QTR
                                                         2000          1999
                                                         ----          ----

Equity in the earnings of unconsolidated affiliate      $1,753        $1,478
Interest income                                            985           498
Interest expense                                          (599)         (598)
                                                        ------        ------

Total other income, net                                 $2,139        $1,378
                                                        ======        ======

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership in the general partnership of LSV Asset Management ("LSV") (See Note 4 of the Notes to Consolidated Financial Statements). Our interest in LSV's net earnings was $1,753 for the first quarter in 2000 and $1,478 for the first quarter in 1999. The increase in LSV's net earnings is due to an increase in assets under management. Average assets under management for LSV were $5.5 billion for the first quarter in 2000, as compared to $5.0 billion for the first quarter in 1999.

Interest income for the first quarter in 2000 was $985, as compared to $498 for the first quarter in 1999. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for the first quarter in 2000 was $599, as compared to $598 for the first quarter in 1999. Interest expense primarily relates to our long-term debt and borrowings on our line of credit.

Liquidity and Capital Resources
-------------------------------

                                                                           Three Months
                                                                 ------------------------------
                                                                          Ended March 31,
                                                                 ------------------------------
                                                                   2000                  1999
                                                                   ----                  ----
Net cash (used in) provided by operating activities              $   (973)             $  1,779
Net cash used in investing activities                              (1,056)               (7,395)
Net cash used in financing activities                             (14,161)              (25,226)
                                                                 --------              --------
Net decrease in cash and cash equivalents                         (16,190)              (30,842)

Cash and cash equivalents, beginning of period                     73,206                52,980
                                                                 --------              --------
Cash and cash equivalents, end of period                         $ 57,016              $ 22,138
                                                                 ========              ========

Cash requirements and liquidity needs are primarily funded through operations and our capacity for additional borrowing. We currently have a line of credit agreement that provides for borrowings of up to $50.0 million. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement (See Note 6 of the Notes to Consolidated Financial Statements). At March 31, 2000, the unused sources of liquidity consisted of cash and cash equivalents of $57.0 million and the unused portion of the line of credit of $50.0 million.

An increase in income, annual compensation payments, and changes in various accrued expenses primarily affected cash flows from operations for the first quarter of 2000 and 1999. Annual compensation and bonus payments are paid in the first quarter of the following year and negatively affected cash flows from operations in the first quarter of 2000 and 1999. Also, a decrease in various accrued expenses negatively affected cash flows from operations in the first quarter of 2000 and 1999.

Cash flows from operations were also affected by receivables. Receivables from regulated investment companies increased in the first quarter of 2000 and 1999 primarily due to an increase in assets under management. These balances are paid off in the following month. In addition, an increase in trade receivables in the first quarter of 2000 and 1999 negatively affected cash flows from operations.

Cash flows from investing activities are principally affected by capital expenditures, including capitalized software development costs. Capital expenditures in the first quarter of 2000 primarily related to purchases of equipment and furniture associated with the rise in our headcount. However, capital expenditures in the first quarter of 1999 included significant costs associated with the expansion of our corporate campus. Additionally, we have approved plans to further expand our corporate campus in 2000. This expansion is necessary to accommodate the additional personnel employed as a result of increased interest in our products. This project should be completed in late 2001 at an estimated cost of $20.0 million. Investments in mutual funds were liquidated in the first quarter of 2000 for approximately $2.0 million at a minimal loss which was immaterial. In the second quarter of 2000, we initiated the startup of a new Company-sponsored investment product, an Insurance Products trust, in which we invested approximately $16.0 million. We expect these funds will remain invested until at least early 2001.

Cash flows from financing activities are primarily affected by debt and equity transactions. Principal payments on our long-term debt are made annually from the date of issuance while interest payments are made semi-annually. Principal and interest payments were made in the first quarter of 2000 and 1999 (See Note 7 of the Notes to Consolidated Financial Statements). We continued our common stock repurchase program. We purchased approximately 137,000 shares of our common stock at a cost of $13.8 million during the first quarter of 2000. As of April 30, 2000, we still had $9.3 million remaining authorized for the purchase of our common stock. Cash dividends of $.20 per share were paid in the first quarter of 2000 and $.16 in the first quarter of 1999.

Our operating cash flow, borrowing capacity, and liquidity should provide adequate funds for continuing operations, continued investment in new products and equipment, our common stock repurchase program, expansion of our corporate campus, future dividend payments, and principal and interest payments on our long-term debt.

Recent Pronouncements
---------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is currently evaluating the provisions established in SAB 101 to assess if application of SAB 101 is required in its financial statements.

Forward-Looking Information
---------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this discussion is or may be considered forward-looking. Forward-looking statements relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates and assumptions that involve certain risks and uncertainties, many of which are beyond our control or are subject to change. Although we believe our assumptions are reasonable, they could be inaccurate. Our actual future revenues and income could differ materially from our expected results. We have no obligation to publicly update or revise any forward-looking statements.

Quantitative and Qualitative Disclosures About Market Risk.
----------------------------------------------------------

We currently have several offices located outside the United States that conduct business in the local currencies of that country. We do not use foreign currency exchange contracts or other types of derivative financial investments to hedge local currency cash flows. All foreign operations aggregate approximately 7 percent of total consolidated revenues. Due to this limited activity, we do not expect any material loss with respect to foreign currency risk.

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

          None.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SEI INVESTMENTS COMPANY



     Date  May 12, 2000             By /s/ Kathy Heilig
         --------------------          ------------------------------------
                                              Kathy Heilig
                                              Vice President and Controller