Form 10-Q
period 2000-06-30
SEI CORP
filed 2000-08-11
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)*
     X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ------
Exchange Act of 1934 for the quarterly period ended June 30, 2000 or
                                                    -------------
   _______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                                    0-10200
--------------------------------------------------------------------------------
                            (Commission File Number)

                            SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Pennsylvania                               23-1707341
-----------------------------------------     ----------------------------------
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification Number)


            1 Freedom Valley Drive, Oaks, Pennsylvania  19456-1100
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000: 53,187,707 shares of common stock, par value $.01 per share.


        The accompanying notes are an integral part of these statements.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements
-------  --------------------


                          Consolidated Balance Sheets
                          ---------------------------
                                (In thousands)

                                                June 30, 2000  December 31, 1999
                                                -------------  -----------------
                                                 (unaudited)
Assets
------

Current assets:

Cash and cash equivalents                          $ 61,901         $ 73,206
Receivables from regulated investment companies      25,988           24,179
Receivables, net of allowance for doubtful
    accounts of $1,700                               49,910           33,554
Deferred income taxes                                11,960           10,934
Prepaid expenses and other current assets             5,538            5,119
                                                   --------         --------

          Total current assets                      155,297          146,992
                                                   --------         --------

Property and equipment, net of accumulated
    depreciation and amortization of $77,539
    and $71,415                                      67,273           65,640
                                                   --------         --------

Capitalized software, net of accumulated
    amortization of $10,804 and $9,838               13,752           15,626
                                                   --------         --------

Other assets, net                                    40,201           25,521
                                                   --------         --------

          Total Assets                             $276,523         $253,779
                                                   ========         ========

        The accompanying notes are an integral part of these statements.

                          Consolidated Balance Sheets
                          ---------------------------
                        (In thousands, except par value)

                                                   June 30, 2000   December 31, 1999
                                                   -------------   -----------------
                                                    (unaudited)
Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:

Current portion of long-term debt                       $  2,000         $  2,000
Accounts payable                                           8,039            7,397
Accrued expenses                                          97,288          110,201
Deferred revenue                                          21,700           19,320
                                                        --------         --------

     Total current liabilities                           129,027          138,918
                                                        --------         --------

Long-term debt                                            27,000           29,000
                                                        --------         --------

Deferred income taxes                                      7,998            6,859
                                                        --------         --------

Shareholders' equity:

Common stock, $.01 par value, 100,000 shares
   authorized; 53,188 and 17,692 shares issued
   and outstanding                                           532              177
Capital in excess of par value                            80,279           71,501
Retained earnings                                         31,861            7,373
Accumulated other comprehensive losses                      (174)             (49)
                                                        --------         --------

          Total shareholders' equity                     112,498           79,002
                                                        --------         --------

          Total Liabilities and Shareholders' Equity    $276,523         $253,779
                                                        ========         ========

        The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                                   Three Months
                                                             -----------------------
                                                                  Ended June 30,
                                                             -----------------------
                                                               2000          1999
                                                               ----          ----
Revenues                                                       $146,440   $111,622

Expenses:
 Operating and development                                       69,164     53,404
 Sales and marketing                                             38,809     30,580
 General and administrative                                       4,243      3,000
                                                               --------   --------

Income from operations                                           34,224     24,638

Equity in the earnings of unconsolidated affiliate                1,757      1,801
Interest income                                                   1,066        375
Interest expense                                                   (551)      (580)
                                                               --------   --------

Income before income taxes                                       36,496     26,234
Income taxes                                                     13,869     10,100
                                                               --------   --------

Net income                                                       22,627     16,134
                                                               --------   --------

Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustments,
     net of income tax (benefit) expense of $(115) and $151        (186)       242
  Unrealized holding losses on investments,
     net of income tax benefit of $18 and $9                        (30)       (15)
                                                               --------   --------

Other comprehensive (loss) income                                  (216)       227
                                                               --------   --------

Comprehensive income                                           $ 22,411   $ 16,361
                                                               ========   ========

Basic earnings per common share                                $    .43   $    .30
                                                               ========   ========

Diluted earnings per common share                              $    .40   $    .28
                                                               ========   ========

        The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                          Six Months
                                                   ------------------------
                                                        Ended June 30,
                                                   ------------------------
                                                       2000        1999
                                                       ----        ----
Revenues                                              $285,186   $215,940

Expenses:
 Operating and development                             135,446    104,167
 Sales and marketing                                    77,179     57,686
 General and administrative                              7,785      6,130
                                                      --------   --------

Income from operations                                  64,776     47,957

Equity in the earnings of unconsolidated affiliate       3,510      3,279
Interest income                                          2,051        873
Interest expense                                        (1,150)    (1,178)
                                                      --------   --------

Income before income taxes                              69,187     50,931
Income taxes                                            26,291     19,608
                                                      --------   --------

Net income                                              42,896     31,323
                                                      --------   --------

Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustments,
     net of income tax expense of $5 and $99                 9        159
  Unrealized holding losses on investments,
     net of income tax benefit of $82 and $60             (134)       (96)
                                                      --------   --------

Other comprehensive (loss) income                         (125)        63
                                                      --------   --------

Comprehensive income                                  $ 42,771   $ 31,386
                                                      ========   ========

Basic earnings per common share                       $    .81   $    .59
                                                      ========   ========


Diluted earnings per common share                     $    .76   $    .55
                                                      ========   ========

       The accompanying notes are an integral part of these statements.

                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (unaudited)
                                 (In thousands)

                                                             Six Months
                                                         -------------------
                                                            Ended June 30,
                                                         -------------------
                                                            2000      1999
                                                            ----      ----
Cash flows from operating activities:
Net income                                               $ 42,896   $ 31,323
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                            8,399      7,317
   Equity in the earnings of unconsolidated affiliate      (3,510)    (3,279)
   Other                                                    3,850      2,064
   Change in current assets and liabilities:
     Decrease (increase) in
      Receivables from regulated investment companies      (1,809)    (1,137)
      Receivables                                         (16,356)    (8,411)
      Prepaid expenses and other current assets              (419)       103
     Increase (decrease) in
      Accounts payable                                        642     (1,386)
      Accrued expenses                                     (9,375)       (88)
      Deferred revenue                                      2,380         42
                                                         --------   --------
     Net cash provided by operating activities             26,698     26,548
                                                         --------   --------

Cash flows from investing activities:
   Additions to property and equipment                    (10,460)   (10,885)
   Additions to capitalized software                         (449)      (556)
   Purchase of investments available for sale             (17,263)        --
   Other                                                    4,982     (3,351)
                                                         --------   --------
     Net cash used in investing activities                (23,190)   (14,792)
                                                         --------   --------

Cash flows from financing activities:
   Payment on long-term debt                               (2,000)    (2,000)
   Purchase and retirement of common stock                (14,328)   (39,059)
   Proceeds from issuance of common stock                   4,420      4,126
   Tax benefit on stock options exercised                   4,880      6,847
   Payment of dividends                                    (7,785)    (6,411)
                                                         --------   --------
     Net cash used in financing activities                (14,813)   (36,497)
                                                         --------   --------

Net decrease in cash and cash equivalents                 (11,305)   (24,741)

Cash and cash equivalents, beginning of period             73,206     52,980
                                                         --------   --------

Cash and cash equivalents, end of period                 $ 61,901   $ 28,239
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

          Summary Financial Information and Results of Operations
          -------------------------------------------------------
          In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999.

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

          Property and Equipment
          ----------------------
          Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                 Estimated
                                                                               Useful Lives
                                     June 30, 2000    December 31, 1999          (In Years)
                                     -------------    -----------------          ----------

Equipment                            $ 66,061,000        $ 62,437,000                3 to 5
Buildings                              35,168,000          34,676,000              10 to 39
Land                                    7,686,000           7,686,000                   N/A
Purchased software                     14,434,000          13,302,000                     3
Furniture and fixtures                 14,404,000          12,554,000                3 to 5
Leasehold improvements                  7,059,000           6,400,000            Lease Term
                                     ------------        ------------

                                      144,812,000         137,055,000
Less:  Accumulated depreciation
          and amortization            (77,539,000)        (71,415,000)
                                     ------------        ------------

Property and Equipment, net          $ 67,273,000        $ 65,640,000
                                     ============        ============

       Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

       Capitalized Software
       --------------------
       The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 8.0 years.

       Earnings per Share
       ------------------
       The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Pursuant to SFAS 128, dual presentation of basic and diluted earnings per common share is required on the face of the statements of income for companies with complex capital structures.
       Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. All common share figures have been restated to reflect the three-for-one stock split in June 2000.

                                                          For the Three-Month period ended
                                                                   June 30, 2000
                                      ----------------------------------------------------------------------
                                               Income                     Shares                Per Share
                                            (Numerator)               (Denominator)               Amount
                                            -----------               -------------               ------
Basic earnings per common share             $22,627,000                 53,078,000                $  .43
                                                                                                  ======

Dilutive effect of stock options                     --                  3,420,000
                                            -----------                 ----------

Diluted earnings per common share           $22,627,000                 56,498,000                $  .40
                                            ===========                 ==========                ======

                                                          For the Three-Month period ended
                                                                   June 30, 1999
                                      ----------------------------------------------------------------------
                                              Income                     Shares                 Per Share
                                            (Numerator)               (Denominator)               Amount
                                            -----------               -------------               ------
Basic earnings per common share             $16,134,000                 53,169,000                $  .30
                                                                                                  ======

Dilutive effect of stock options                     --                  3,639,000
                                            -----------                 ----------

Diluted earnings per common share           $16,134,000                 56,808,000                $  .28
                                            ===========                 ==========                ======

   Options to purchase 60,000 shares of common stock, with an average exercise price per share of $32.42 were outstanding during the second quarter of 1999, but were excluded from the diluted earnings per common share calculation because the options' exercise prices were greater than the average market price of the Company's common stock. All options outstanding during the second quarter of 2000 were included in the diluted earnings per common share calculation.

                                                                                 For the Six-Month period ended
                                                                                          June 30, 2000
                                                                ------------------------------------------------------------------
                                                                       Income                     Shares               Per Share
                                                                      (Numerator)             (Denominator)              Amount
                                                                       --------                -----------               ------
   Basic earnings per common share                                    $42,896,000               53,036,000                $.81
                                                                                                                          ====
   Dilutive effect of stock options                                            --                3,356,000
                                                                      -----------               ----------

   Diluted earnings per common share                                  $42,896,000               56,392,000                $.76
                                                                      ===========               ==========                ====

                                                                                  For the Six-Month period ended
                                                                                           June 30, 1999
                                                                ------------------------------------------------------------------
                                                                         Income                  Shares               Per Share
                                                                      (Numerator)             (Denominator)             Amount
                                                                       ---------               -----------              ------
   Basic earnings per common share                                    $31,323,000               53,385,000               $.59
                                                                                                                         ====

   Dilutive effect of stock options                                            --                3,945,000
                                                                      -----------               ----------

   Diluted earnings per common share                                  $31,323,000               57,330,000               $.55
                                                                      ===========               ==========               ====

   Options to purchase 1,101,000 shares of common stock, with an average exercise price per share of $39.50 were outstanding during the first six months of 2000, but were excluded from the diluted earnings per common share calculation because the options' exercise prices were greater than the average market price of the Company's common stock. All options outstanding during the first six months of 1999 were included in the diluted earnings per common share calculation.


   Statements of Cash Flows
   ------------------------
   For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

   Supplemental disclosures of cash paid/received during the six months ended June 30 is as follows:


                                                   2000            1999
                                                   ----            ----

   Interest paid                               $ 1,146,000      $ 1,218,000
   Interest and dividends received             $ 1,782,000      $   958,000
   Income taxes paid                           $25,485,000      $15,267,000

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

Note 2. Subsequent Event - On July 31, 2000, the Company entered into a
        ----------------
        definitive agreement to sell all the rights and titles to its Canadian performance measurement business along with the related assets of such business to Royal Trust Corporation of Canada ("Royal Trust"), a unit of Royal Bank of Canada. The performance measurement business measures and evaluates investment portfolio performance for defined benefit plan sponsors and investment managers located in Canada. Under the terms of the agreement, the Company will receive cash consideration, subject to adjustment, at closing. A transition plan is currently in development for integrating the clients, affected employees and systems to Royal Trust by the end of 2000.


Note 3. Comprehensive Income - The Company computes comprehensive income in
        --------------------
        accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income includes net income, foreign currency translation adjustments, and unrealized holding gains and losses and is presented on the accompanying Consolidated Statements of Income.

                                                           Foreign                  Unrealized               Accumulated
                                                          Currency                   Holding                    Other
                                                         Translation                  Gains                 Comprehensive
                                                         Adjustments              on Investments                Gains
                                                         -----------              --------------                -----
   Beginning balance                                      $(469,000)                $ 420,000                 $ (49,000)
   Current period change                                      9,000                  (134,000)                 (125,000)
                                                          ---------                 ---------                 ---------

   Ending Balance                                         $(460,000)                $ 286,000                 $(174,000)
                                                          =========                 =========                 =========

Note 4. Receivables - Receivables on the accompanying Consolidated Balance
        -----------
       Sheets consist of the following:

                                                                    June 30, 2000            December 31, 1999
                                                                    -------------            -----------------
   Trade receivables                                                 $27,990,000                 $16,339,000
   Fees earned, not received                                           2,759,000                   2,304,000
   Fees earned, not billed                                            20,861,000                  16,611,000
                                                                     -----------                 -----------

                                                                      51,610,000                  35,254,000
   Less:  Allowance for doubtful accounts                             (1,700,000)                 (1,700,000)
                                                                     -----------                 -----------

                                                                     $49,910,000                 $33,554,000
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

Note 5.   Other Assets - Other assets on the accompanying Consolidated Balance
          ------------
          Sheets consist of the following:

                                                                              June 30, 2000              December 31,1999
                                                                              -------------              ----------------

          Investments available for sale                                     $21,877,000                  $ 6,704,000
          Investment in unconsolidated affiliate                               5,354,000                    5,305,000
          Other, net                                                          12,970,000                   13,512,000
                                                                             -----------                  -----------

          Other assets                                                       $40,201,000                  $25,521,000
                                                                             ===========                  ===========

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

          At June 30, 2000, Investments available for sale had an aggregate cost of $21,377,000 and an aggregate market value of $21,877,000 with gross unrealized gains of $500,000. At that date, the net unrealized holding gains of $286,000 (net of income tax expense of $214,000) were reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.

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

          Investment in Unconsolidated Affiliate - LSV Asset Management ("LSV")
          --------------------------------------
          is a partnership formed between the Company and three leading academics in the field of finance. LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds. The Company's interest in LSV for the first six months in 2000 and 1999 was approximately 47 percent. LSV is accounted for using the equity method of accounting due to the less than 50 percent ownership. The Company's portion of LSV's net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income.

        The following table contains the Condensed Statements of Income of LSV for the three months ended June 30:

                                                   2000                 1999
                                                   ----                 ----

        Revenues                                $5,385,000           $5,085,000
                                                ==========           ==========

        Net income                              $3,786,000           $3,831,000
                                                ==========           ==========

        The following table contains the Condensed Statements of Income of LSV for the six months ended June 30:

                                                       2000            1999
                                                       ----            ----

        Revenues                                   $10,679,000      $9,554,000
                                                   ===========      ==========

        Net income                                 $ 7,547,000      $6,974,000
                                                   ===========      ==========

        The following table contains the Condensed Balance Sheets of LSV:

                                               June 30, 2000   December 31, 1999
                                               -------------   ----------------

        Current assets                           $10,023,000        $9,459,000
        Non-current assets                           118,000           131,000
                                                 -----------        ----------

        Total assets                             $10,141,000        $9,590,000
                                                 ===========        ==========

        Current liabilities                      $ 1,093,000        $  782,000
        Partners' capital                          9,048,000         8,808,000
                                                 -----------        ----------
        Total liabilities and
           partners' capital                     $10,141,000        $9,590,000
                                                 ===========        ==========

Note 6. Accrued Expenses - Accrued expenses on the accompanying Consolidated
        ----------------
        Balance Sheets consist of the following:

                                             June 30, 2000    December 31, 1999
                                             -------------    -----------------

        Accrued compensation                 $30,375,000         $ 39,846,000
        Accrued proprietary fund services     13,300,000           11,562,000
        Accrued consulting services            9,082,000            7,342,000
        Accrued corporate income taxes         5,783,000            9,801,000
        Other accrued expenses                38,748,000           41,650,000
                                             -----------         ------------

        Total accrued expenses               $97,288,000         $110,201,000
                                             ===========         ============

Note 7.   Line of Credit - The Company has a line of credit agreement (the
          --------------
          "Agreement") with its principal lending institution. The Agreement provides for borrowings of up to $50,000,000. The Agreement ends on August 31, 2000, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. Management believes the agreement will be extended. The line of credit, when utilized, accrues interest at the Prime rate or one and one-quarter percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. The Company had no outstanding borrowings on its line of credit at June 30, 2000.


Note 8.   Long-term Debt - On February 24, 1997, the Company signed a Note
          --------------
          Purchase Agreement authorizing the issuance and sale of $20,000,000 of 7.20% Senior Notes, Series A, and $15,000,000 of 7.27% Senior Notes, Series B, (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company's line of credit at that date. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. None of these covenants negatively affect the Company's liquidity or capital resources.

          Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled annual payment of $2,000,000 in February 2000. The current portion of the Notes amounted to $2,000,000 at June 30, 2000. The carrying amount of the Company's long-term debt approximates its fair value.

Note 9.   Common Stock Buyback - The Board of Directors has authorized the
          --------------------
          purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $353,365,000. Through June 30, 2000, a total of 48,995,000 shares (adjusted for the three-for one-stock split) at an aggregate cost of $344,577,000 have been purchased and retired. The Company purchased 422,000 shares at a total cost of $14,329,000 during the six month period ended June 30, 2000.

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

Note 10.  Stock Split - On May 10, 2000, the Board of Directors declared a
          -----------
          three-for-one stock split of the Company's $.01 par value common stock, effected in the form of a stock dividend which was paid on June 19, 2000 to shareholders of record as of June 5, 2000. A total of 35,400,000 shares of common stock were issued in connection with the stock split. The par value of the common stock remains unchanged. All references in the accompanying financial statements to the number of shares of common stock, and per share amounts have been restated to reflect the effect of the stock split.

Note 11.  Dividend - On May 10, 2000, the Board of Directors declared a cash
          --------
          dividend of $.08 per share on the Company's common stock, which was paid on June 19, 2000, to shareholders of record on June 5, 2000. The dividend per share amounts above were adjusted to reflect the three-for-one stock split paid on June 19, 2000.

Note 12.  Segment Information - The Company defines its business segments in
          -------------------
          accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report financial information about operating segments in financial statements. SFAS 131 also requires additional disclosures about product and services, geographic areas, and major customers.

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

       The following tables highlight certain unaudited financial information about each of the Company's segments for the three and six months ended June 30, 2000 and 1999.

                                                     Mutual      Investments     General
                         Technology      Asset        Fund         In New          And
                          Services    Management    Services      Business    Administrative      Total
                          --------    ----------    --------      --------    --------------      -----

                                           For the Three-Month Period Ended June 30, 2000
                       ------------------------------------------------------------------------------------
Revenues                 $54,726,000  $50,695,000  $32,133,000  $ 8,886,000                    $146,440,000
                         -----------  -----------  -----------  -----------                    ------------

Operating
   Income (loss)         $20,857,000  $14,522,000  $ 6,320,000  $(3,232,000)     $(4,243,000)  $ 34,224,000
                         -----------  -----------  -----------  -----------      -----------

Other income, net                                                                              $  2,272,000
                                                                                               ------------

Income before
   Income taxes                                                                                $ 36,496,000
                                                                                               ------------

Depreciation and
   Amortization          $ 3,037,000  $   538,000  $   335,000  $   313,000      $   123,000   $  4,346,000
                         -----------  -----------  -----------  -----------      -----------   ------------

Capital
   expenditures          $ 4,129,000  $   404,000  $   945,000  $   606,000      $   240,000   $  6,324,000
                         -----------  -----------  -----------  -----------      -----------   ------------


                                         For the Three-Month Period Ended June 30, 1999
                       ---------------------------------------------------------------------------------
Revenues                 $46,906,000  $32,109,000  $27,022,000  $ 5,585,000                 $111,622,000
                         -----------  -----------  -----------  -----------                 ------------

Operating
   income (loss)         $14,660,000  $ 9,440,000  $ 6,167,000  $(2,629,000)  $(3,000,000)  $ 24,638,000
                         -----------  -----------  -----------  -----------   -----------

Other income, net                                                                           $  1,596,000
                                                                                            ------------

Income before
   income taxes                                                                             $ 26,234,000
                                                                                            ------------

Depreciation and
   amortization          $ 2,641,000  $   541,000  $   310,000  $   195,000   $    98,000   $  3,785,000
                         -----------  -----------  -----------  -----------   -----------   ------------

Capital
   expenditures          $ 5,113,000  $   589,000  $    98,000  $   358,000   $   326,000   $  6,484,000
                         -----------  -----------  -----------  -----------   -----------   ------------

                                                       Mutual     Investments       General
                           Technology      Asset        Fund         In New           And
                            Services    Management    Services      Business    Administrative      Total
                          ------------  -----------  -----------  ------------  ---------------  ------------

                                             For the Six-Month Period Ended June 30, 2000
                        -------------------------------------------------------------------------------------
Revenues                  $106,581,000  $99,017,000  $62,159,000  $17,429,000                    $285,186,000
                          ------------  -----------  -----------  -----------                    ------------

Operating
   income (loss)          $ 38,928,000  $27,996,000  $11,723,000  $(6,086,000)     $(7,785,000)  $ 64,776,000
                          ------------  -----------  -----------  -----------      -----------

Other income, net                                                                                $  4,411,000
                                                                                                 ------------

Income before
   income taxes                                                                                  $ 69,187,000
                                                                                                 ------------

Depreciation and
   amortization           $  5,879,000  $ 1,068,000  $   628,000  $   567,000      $   257,000   $  8,399,000
                          ------------  -----------  -----------  -----------      -----------   ------------

Capital
   expenditures           $  6,703,000  $   922,000  $ 1,392,000  $   939,000      $   504,000   $ 10,460,000
                          ------------  -----------  -----------  -----------      -----------   ------------

                                           For the Six-Month Period Ended June 30, 1999
                        ---------------------------------------------------------------------------------
Revenues                  $93,059,000  $60,451,000  $53,053,000  $ 9,377,000                 $215,940,000
                          -----------  -----------  -----------  -----------                 ------------

Operating
   income (loss)          $28,982,000  $17,919,000  $11,730,000  $(4,544,000)  $(6,130,000)  $ 47,957,000
                          -----------  -----------  -----------  -----------   -----------

Other income, net                                                                            $  2,974,000
                                                                                             ------------

Income before
   income taxes                                                                              $ 50,931,000
                                                                                             ------------

Depreciation and
   amortization           $ 5,146,000  $ 1,021,000  $   615,000  $   347,000   $   188,000   $  7,317,000
                          -----------  -----------  -----------  -----------   -----------   ------------

Capital
   expenditures           $ 7,740,000  $ 1,432,000  $   261,000  $   582,000   $   870,000   $ 10,885,000
                          -----------  -----------  -----------  -----------   -----------   ------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
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

Results of Operations
---------------------

Second Quarter Ended June 30, 2000 Compared to Second Quarter Ended June 30,
1999

Consolidated Overview

Income Statement Data
(In thousands, except per common share data)                  2ND QTR               2ND QTR              PERCENT
                                                                2000                  1999                CHANGE
                                                              --------              --------             -------
Revenues:
   Technology Services                                       $  54,726              $ 46,906               17%
   Asset Management                                             50,695                32,109               58%
   Mutual Fund Services                                         32,133                27,022               19%
   Investments in New Business                                   8,886                 5,585               59%
                                                             ---------             ---------
     Total revenues                                          $ 146,440             $ 111,622               31%

Operating Income (Loss):
   Technology Services                                       $  20,857             $  14,660               42%
   Asset Management                                             14,522                 9,440               54%
   Mutual Fund Services                                          6,320                 6,167                2%
   Investments in New Business                                  (3,232)               (2,629)             (23%)
   General and Administrative                                   (4,243)               (3,000)             (41%)
                                                             ---------             ---------
     Income from operations                                     34,224                24,638               39%

Other income, net                                                2,272                 1,596               42%
                                                             ---------             ---------

Income before income taxes                                      36,496                26,234               39%

Income taxes                                                    13,869                10,100               37%
                                                             ---------             ---------
Net Income                                                   $  22,627             $  16,134               40%
                                                             =========             =========

Diluted earnings per common share                            $     .40             $     .28               43%
                                                             =========             =========

Revenues and earnings increased in the second quarter of 2000 primarily from new business generated in Technology Services and Asset Management. Technology Services operating results reflect increases in recurring processing fees generated from new and existing clients and our ability to leverage expenses over a higher net incremental revenue base. Operating results in Asset Management were boosted by significant increases in assets under management from new and existing clients in our investment advisory and institutional asset management businesses. We anticipate the current growth experienced in revenues and earnings can continue through the delivery of new products and services as well as our current infrastructure enables us to carefully manage expenses across a higher net incremental revenue base. However, continued consolidation in the banking industry or a prolonged unfavorable change in the financial securities markets could impede growth in revenues and earnings.

Asset Balances
(In millions)
                                                                         As of June 30,              PERCENT
                                                                         --------------
                                                                   2000               1999           CHANGE
                                                                   ----               ----           ------
Assets invested in equity and fixed income programs             $  48,278          $  33,068           46%
Assets invested in liquidity funds                                 23,412             20,816           12%
                                                                ---------          ---------
   Assets under management                                         71,690             53,884           33%

Client proprietary assets under administration                    187,259            150,103           25%
                                                                ---------          ---------
   Assets under management and administration                   $ 258,949          $ 203,987           27%
                                                                =========          =========

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

                                  2ND QTR     2ND QTR      DOLLAR     PERCENT
                                    2000        1999       CHANGE     CHANGE
                                  -------     -------      ------     -------
Revenues:
Trust technology services         $48,986     $41,567      $7,419       18%
Trust operations outsourcing        5,740       5,339         401        8%
                                  -------     -------      ------
     Total revenues                54,726      46,906       7,820       17%

Expenses:
Operating and development          25,432      24,614         818        3%
Sales and marketing                 8,437       7,632         805       11%
                                  -------     -------      ------

     Total operating profits      $20,857     $14,660      $6,197       42%
                                  =======     =======      ======

     Profit margin                     38%         31%         --       --

The increase in Trust Technology Services revenues is primarily attributable to an increase in recurring processing fees. The conversion of new clients onto the TRUST 3000 product line during the past year accounts for a significant portion of the increase in recurring processing fees. In addition, the delivery of new products has provided us with the opportunity to leverage additional recurring revenues from our existing clients. As a result, recurring processing fees increased $4.0 million or 16 percent. Another significant contributor to the growth in revenues was an increase in brokerage services revenues associated with securities trade execution activities by our TRUST 3000 clients. We expect our recurring revenue base to increase through the delivery of new products and services to our existing clients and the contracting of new clients for processing services. However, consolidations among our banking clients continue to be a major strategic issue facing this segment.

Trust Operations Outsourcing revenues increased primarily due to growth in investment management fees. We continue to evaluate new alternatives and possible new markets for this business. We still believe that this business provides an attractive alternative to any financial institution faced with the task of building the necessary infrastructure to support the delivery of trust services.

Operating profits and profit margin for Technology Services increased substantially in the second quarter of 2000. The increase in operating profits and profit margin were primarily due to the increase in revenues previously discussed. In addition, our current infrastructure enables us to manage expenses carefully across a higher net incremental revenue base. Because we have been achieving real economy to scale in our operational groups, we have continued to invest in the development of new products without negatively affecting operating profits and profit margin. As a percentage of sales, operating and development expenses decreased to 47 percent from 53 percent and sales and marketing expenses decreased to 15 percent from 16 percent.


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

                               2ND QTR     2ND QTR        DOLLAR      PERCENT
                                 2000        1999         CHANGE      CHANGE
                               -------     -------        ------      -------
Revenues:
Investment management fees     $46,067     $27,752        $18,315       66%
Liquidity management fees        4,628       4,357            271        6%
                               -------     -------        -------
     Total revenues             50,695      32,109         18,586       58%

Expenses:
Operating and development       16,492       8,496          7,996       94%
Sales and marketing             19,681      14,173          5,508       39%
                               -------     -------        -------

     Total operating profits   $14,522     $ 9,440        $ 5,082       54%
                               =======     =======        =======

     Profit margin                  29%         29%           --        --

The increase in Investment Management Fees was primarily due to significant growth in assets under management generated through new business in both our investment advisory and institutional asset management businesses. Average assets under management increased $12.8 billion or 60 percent to $34.2 billion for the second quarter of 2000, as compared to $21.4 billion for the second quarter of 1999. In our investment advisory business, we continue to be successful at recruiting new registered investment advisors. We have also been working closely with our existing advisors to increase their asset-gathering potential by growing their existing client base through the introduction of new investment options and programs. Our Institutional asset management business also experienced a significant increase in new business. We anticipate continued growth in both these businesses through the establishment of new client relationships and the delivery of new investment products and services. We also believe that our diversified investment programs and services afford us the ability to retain these assets.

The increase in Liquidity Management Fees was due to an increase in assets under management invested in our liquidity funds from institutional clients. Average assets under management invested in our liquidity products increased $.7 billion to $5.6 billion for the second quarter of 2000, as compared to $4.9 billion for the second quarter of 1999. The increase in assets under management was primarily due to new sales of our cash sweep technology product. However, the increase in assets under management was partially offset by a decrease in the average basis points recognized.

Operating profits in Asset Management continues to grow at a significant pace primarily through the generation of new business. However, operating profits and profit margin were negatively affected by substantial investments in technology as well as expanding our sales and marketing efforts. We believe that our increased pace of investments in the development of new products and services is necessary to keep our competitive advantage, as well as creating opportunities to deliver our investment products and services into new markets. As a percentage of sales, operating and development expenses increased to 32 percent from 27 percent and sales and marketing expenses decreased to 39 percent from 44 percent. With the increased sales momentum in our investment advisory and institutional asset management businesses and the delivery of new investment products and services, operating results are expected to produce favorable results in the near future. However, any significant devaluation in the financial securities markets could negatively affect future revenues and profits.


Mutual Fund Services
--------------------

The Mutual Fund Services segment provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. These services include fund administration and accounting, legal services, shareholder recordkeeping, and marketing.

                                 2ND QTR     2ND QTR     DOLLAR     PERCENT
                                   2000        1999      CHANGE     CHANGE
                                 -------     -------     ------     -------

Total revenues                   $32,133     $27,022     $5,111       19%

Expenses:
Operating and development         20,104      16,801      3,303       20%
Sales and marketing                5,709       4,054      1,655       41%
                                 -------     -------     ------

     Total operating profits     $ 6,320     $ 6,167     $  153        2%
                                 =======     =======     ======

     Profit margin                    20%         23%        --       --

The increase in Mutual fund services revenues was fueled by growth in average proprietary fund balances, which increased $45.9 billion to $191.0 billion for the second quarter of 2000 versus $145.1 billion for the second quarter of 1999. We are beginning to see the impact of our sales efforts in the non-bank investment management and offshore markets as clients in these markets constitute a larger portion of average proprietary fund balances. We have also seen an increase in average proprietary fund balances from our bank clients. However, total revenues were negatively affected by a decrease in average basis points earned because of fee concessions granted in exchange for longer-term contracts with a few large bank clients. We will continue to aggressively focus our efforts on the non-bank investment management and offshore markets. Initially, clients in these markets will not generate as much revenue as a large bank complex would, but we believe that these will be continually growing markets.

Although revenues increased 19 percent, operating profits were relatively flat and profit margin decreased in the second quarter of 2000. Operating profit and profit margin were affected by the fee concessions already discussed and an increase in certain expenses. The increase in expenses is the result of continued investments in new technology that we believe will differentiate and broaden our services in a highly competitive market and from accelerating sales and marketing efforts in the non-bank investment management and offshore markets. As a percentage of sales, operating and development expenses remained flat at 62 percent while sales and marketing expenses increased to 18 percent from 15 percent.

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


Investments in New Business
---------------------------

Investments in New Business consist primarily of our international asset management initiatives and Canadian operations. Our international operations incorporate various investment products and services to provide investment solutions to institutional and high-net-worth investors outside North America. Products being offered in Canada include investment advisory, performance measurement and other consulting services to Canadian pension plans.

                                    2ND QTR    2ND QTR   DOLLAR   PERCENT
                                     2000       1999     CHANGE   CHANGE
                                     ----       ----     ------   ------

Total revenues                     $ 8,886    $ 5,585    $3,301     59%

Expenses:
Operating and development            7,136      3,493     3,643    104%
Sales and marketing                  4,982      4,721       261      6%
                                   -------    -------    ------

     Total operating losses        $(3,232)   $(2,629)   $ (603)   (23%)
                                   =======    =======    ======

     Profit margin                     (36%)      (47%)      --     --

The significant increase in revenues is due to an increase in assets under management in our non-US asset management business. Our efforts are currently focused on Europe/South Africa, Asia, and Latin America. These offshore enterprises accounted for approximately 62 percent of this segments total revenues in the second quarter of 2000, as compared to 57 percent in the second quarter of 1999. We experienced substantial revenue growth in the European/South African region because of significant asset growth in the SEI-managed fund complex established in association with Mediolanum S. p. A., which targets the Italian marketplace. Average assets under management from our non-US enterprises were $4.0 billion in the second quarter of 2000 versus $2.1 billion in the second quarter of 1999.

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

On July 31, 2000, we entered into a definitive agreement to sell our Canadian performance measurement business along with the related assets to Royal Trust Corporation of Canada, a unit of Royal Bank of Canada. This decision to exit the performance measurement business allows us to focus on our core asset management business in Canada.


Other
-----

General and administrative expenses increased 41 percent to $4,243 for the second quarter in 2000, as compared to $3,000 for the second quarter in 1999. As a percentage of total consolidated revenues, general and administrative expenses were 3 percent for the second quarter in 2000 and 1999.

Other income on the accompanying Consolidated Statements of Income consist of the following:

                                                        2ND QTR      2ND QTR
                                                          2000         1999
                                                          ----         ----

Equity in the earnings of unconsolidated affiliate      $ 1,757      $ 1,801
Interest income                                           1,066          375
Interest expense                                           (551)        (580)
                                                        -------      -------

Total other income, net                                 $ 2,272      $ 1,596
                                                        =======      =======

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership in the general partnership of LSV Asset Management ("LSV") (See Note 5 of the Notes to Consolidated Financial Statements). Our interest in LSV's net earnings was $1,757 for the second quarter in 2000 and $1,801 for the second quarter in 1999. Average assets under management for LSV remained flat at $5.9 billion for the second quarter in 2000 and 1999.

Interest income for the second quarter in 2000 was $1,066, as compared to $375 for the second quarter in 1999. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for the second quarter in 2000 was $551, as compared to $580 for the second quarter in 1999. Interest expense primarily relates to our long-term debt.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Consolidated Overview

Income Statement Data
(In thousands, except per common share data)                 SIX MONTHS            SIX MONTHS             PERCENT
                                                                2000                  1999                CHANGE
                                                                ----                  ----                ------
Revenues:
   Technology Services                                       $  106,581            $   93,059               15%
   Asset Management                                              99,017                60,451               64%
   Mutual Fund Services                                          62,159                53,053               17%
   Investments in New Business                                   17,429                 9,377               86%
                                                             ----------            ----------
     Total revenues                                          $  285,186            $  215,940               32%

Operating Income (Loss):
   Technology Services                                       $   38,928            $   28,982               34%
   Asset Management                                              27,996                17,919               56%
   Mutual Fund Services                                          11,723                11,730               --
   Investments in New Business                                   (6,086)               (4,544)             (34%)
   General and Administrative                                    (7,785)               (6,130)             (27%)
                                                             ----------            ----------
     Income from operations                                      64,776                47,957               35%

Other income, net                                                 4,411                 2,974               48%
                                                             ----------            ----------

Income before income taxes                                       69,187                50,931               36%

Income taxes                                                     26,291                19,608               34%
                                                             ----------            ----------
Net Income                                                   $   42,896            $   31,323               37%
                                                             ==========            ==========

Diluted earnings per common share                            $      .76            $      .55               38%
                                                             ==========            ==========

Revenues and earnings increased in the six months ended June 30, 2000 primarily from new business generated in Technology Services and Asset Management. Technology Services operating results reflect increases in recurring processing fees generated from new clients and the delivery of new products to our existing clients. In addition, our current infrastructure enables us to leverage expenses over a higher net incremental revenue base. Operating results in Asset Management were boosted by significant increases in assets under management from new and existing clients in our investment advisory and institutional asset management businesses.

Technology Services
-------------------

                                SIX MONTHS     SIX MONTHS   DOLLAR   PERCENT
                                  2000           1999       CHANGE   CHANGE
                                  ----           ----       ------   ------
Revenues:
Trust technology services       $   95,647     $  82,939    $12,708    15%
Trust operations outsourcing        10,934        10,120        814     8%
                                ----------     ---------    -------
     Total revenues                106,581        93,059     13,522    15%

Expenses:
Operating and development           51,268        48,755      2,513     5%
Sales and marketing                 16,385        15,322      1,063     7%
                                ----------     ---------    -------

     Total operating profits    $   38,928     $  28,982    $ 9,946    34%
                                ==========     =========    =======

     Profit margin                    37%           31%          --    --


The increase in Trust Technology Services revenues is primarily attributable to an increase in recurring processing fees. The conversion of new clients onto the TRUST 3000 product line during the past year accounts for a significant portion of the increase in recurring processing fees. In addition, the delivery of new products has provided us with the opportunity to generate additional recurring revenues from our existing clients. As a result, recurring processing fees increased $8.5 million or 18 percent. Another significant contributor to the growth in revenues was an increase in brokerage services revenues associated with securities trade execution activities by our TRUST 3000 clients.

Operating profits and profit margin for Technology Services increased substantially in the six months ended June 30, 2000. The increase in operating profits and profit margin were primarily due to the increase in revenues previously discussed. In addition, our current infrastructure enables us to manage expenses carefully across the higher net incremental revenue base. This has allowed for continued investments in the development of new products without negatively affecting operating profits and profit margin. As a percentage of sales, operating and development expenses decreased to 48 percent from 52 percent and sales and marketing expenses decreased to 15 percent from 17 percent.


Asset Management
----------------

                                 SIX MONTHS    SIX MONTHS    DOLLAR    PERCENT
                                   2000           1999       CHANGE    CHANGE
                                   ----           ----       ------    ------
Revenues:
Investment management fees       $   89,463     $51,437     $38,026      74%
Liquidity management fees             9,554       9,014         540       6%
                                 ----------     -------     -------
     Total revenues                  99,017      60,451      38,566      64%

Expenses:
Operating and development            30,932      16,578      14,354      87%
Sales and marketing                  40,089      25,954      14,135      54%
                                 ----------     -------     -------

     Total operating profits     $   27,996     $17,919     $10,077      56%
                                 ==========     =======     =======

     Profit margin                       28%         30%         --      --

The increase in Investment Management Fees was primarily due to significant growth in assets under management generated through new business in both our investment advisory and institutional asset management businesses and an increase in the average basis points recognized. In our investment advisory business, we continue to be successful at recruiting new registered investment advisors. We have also been working closely with our existing advisors to increase their asset-gathering potential by growing their existing client base through the introduction of new investment options and programs. Our Institutional asset management business also experienced an increase in new business. During the first six months of 2000, we have asset commitments that have exceeded total asset commitments for all of 1999.

The increase in Liquidity Management Fees was due to an increase in assets under management invested in our liquidity funds from institutional clients. The increase in assets under management was primarily due to new sales of our cash sweep technology product. However, the increase in assets under management was partially offset by a decrease in the average basis points recognized.

Operating profits in Asset Management continues to grow at a significant pace primarily through the generation of new business. However, operating profits and profit margin were negatively affected by substantial investments in technology as well as expanding our sales and marketing efforts. As a percentage of sales, operating and development expenses increased to 31 percent from 27 percent and sales and marketing expenses decreased to 41 percent from 43 percent. Our ability to leverage on our infrastructure allowed us to control variable operating costs and thereby increase the pace of investments in the development of new products.


Mutual Fund Services
--------------------

                                           SIX MONTHS            SIX MONTHS           DOLLAR              PERCENT
                                             2000                   1999              CHANGE              CHANGE
                                             ----                   ----              ------              -------
Total revenues                               $62,159               $53,053            $9,106                 17%

Expenses:
Operating and development                     39,106                33,064             6,042                 18%
Sales and marketing                           11,330                 8,259             3,071                 37%
                                             -------               -------            ------

     Total operating profits                 $11,723               $11,730            $   (7)                --
                                             =======               =======            ======

     Profit margin                           19%                   22%                    --                 --

The increase in Mutual fund services revenues was fueled by growth in average proprietary fund balances. We are beginning to see the impact of our sales efforts in the non-bank investment management and offshore markets as clients in these markets constitute a larger portion of average proprietary fund balances. We have also seen an increase in average proprietary fund balances from our bank clients. However, total revenues were negatively affected by a decrease in average basis points earned because of fee concessions granted in exchange for longer-term contracts with a few large bank clients.

Although revenues increased 17 percent, operating profits remained flat and profit margin decreased in the first six months of 2000, primarily because of the fee concessions already discussed and an increase in certain expenses. The increase in expenses is the result of continued investments in new technology that we believe will differentiate and broaden our services in a highly competitive market and from accelerating sales and marketing efforts in the non-bank investment management and offshore markets. As a percentage of sales, operating and development expenses increased slightly to 63 percent from 62 percent while sales and marketing expenses increased to 18 percent from 16 percent.

Investments in New Business
---------------------------

                                            SIX MONTHS    SIX MONTHS    DOLLAR    PERCENT
                                               2000          1999       CHANGE    CHANGE
                                               ----          ----       ------    ------
Total revenues                                 $17,429       $ 9,377    $ 8,052       86%

Expenses:
Operating and development                       14,140         5,770      8,370      145%
Sales and marketing                              9,375         8,151      1,224       15%
                                               -------       -------    -------

     Total operating losses                    $(6,086)      $(4,544)   $(1,542)     (34%)
                                               =======                  =======

     Profit margin                                 (35%)         (49%)      --        --

The significant increase in revenues is due to an increase in assets under management in our non-US asset management business. Our efforts are currently focused on Europe/South Africa, Asia, and Latin America. These offshore enterprises accounted for approximately 62 percent of total segment revenues in the first six months of 2000, as compared to 47 percent in the first six months of 1999. We experienced substantial revenue growth in the European/South African and Asian regions. In the European/South African region, we experienced substantial asset growth in the SEI-managed fund complex established in association with Mediolanum S. p. A., which targets the Italian marketplace. Our Korean joint venture accounts for all revenue growth in the Asian region.

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


Other
-----

General and administrative expenses increased 27 percent to $7,785 for the second quarter in 2000, as compared to $6,130 for the second quarter in 1999. As a percentage of total consolidated revenues, general and administrative expenses were 3 percent for the six months ended June 30, 2000 and June 30, 1999.

Other income on the accompanying Consolidated Statements of Income consist of the following:

                                                                              SIX MONTHS         SIX MONTHS
                                                                                 2000               1999
                                                                                 ----               ----
Equity in the earnings of unconsolidated affiliate                              $ 3,510           $ 3,279
Interest income                                                                   2,051               873
Interest expense                                                                 (1,150)           (1,178)
                                                                                 -------          -------

Total other income, net                                                         $ 4,411           $ 2,974
                                                                                =======           =======

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership in the general partnership of LSV Asset Management ("LSV") (See Note 5 of the Notes to Consolidated Financial Statements). Our interest in LSV's net earnings was $3,510 for the six months ended June 30, 2000 and $3,279 for the six months ended June 30, 1999. The increase in LSV's net earnings is due to an increase in assets under management.

Interest income for the six months ended June 30, 2000 was $2,051, as compared to $873 for the six months ended June 30, 1999. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for the six months ended June 30, 2000 was $1,150, as compared to $1,178 for the six months ended June 30, 1999. Interest expense primarily relates to our long-term debt.

Liquidity and Capital Resources
-------------------------------

                                                                                          Six Months
                                                                        -------------------------------------------
                                                                                        Ended June 30,
                                                                        -------------------------------------------
                                                                                        2000                 1999
                                                                                        ----                 ----
Net cash provided by operating activities                                          $ 26,698              $ 26,548
Net cash used in investing activities                                               (23,190)              (14,792)
Net cash used in financing activities                                               (14,813)              (36,497)
                                                                                   --------              --------
Net decrease in cash and cash equivalents                                           (11,305)              (24,741)

Cash and cash equivalents, beginning of period                                       73,206                52,980
                                                                                   --------              --------
Cash and cash equivalents, end of period                                           $ 61,901              $ 28,239
                                                                                   ========              ========

Cash requirements and liquidity needs are primarily funded through operations and our capacity for additional borrowing. We currently have a line of credit agreement that provides for borrowings of up to $50.0 million. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement (See Note 7 of the Notes to Consolidated Financial Statements). At June 30, 2000, the unused sources of liquidity consisted of cash and cash equivalents of $61.9 million and the unused portion of the line of credit of $50.0 million.

An increase in income, annual compensation payments, and changes in various accrued expenses primarily affected cash flows from operations for the first six months of 2000 and 1999. Annual compensation and bonus payments are paid in the first quarter of the following year and negatively affected cash flows from operations in the first six months of 2000 and 1999. Also, a decrease in various accrued expenses negatively affected cash flows from operations in the first six months of 2000.

Cash flows from operations were also affected by receivables. Receivables from regulated investment companies increased in the first six months of 2000 and 1999 primarily due to an increase in assets under management. These balances are paid off in the following month. In addition, an increase in trade receivables in the first six months of 2000 and 1999 negatively affected cash flows from operations.

Cash flows from investing activities are principally affected by capital expenditures, including capitalized software development costs. Capital expenditures in the first six months of 2000 primarily related to purchases of equipment and furniture associated with the rise in our headcount due to increased new business. However, capital expenditures in the first six months of 1999 included significant costs associated with the expansion of our corporate campus. Additionally, we have approved plans to further expand our corporate campus in 2000. This expansion is necessary to accommodate the additional personnel employed as a result of increased interest in our products. This project should be completed in late 2001 at an estimated cost of $20.0 million. Investments in mutual funds were liquidated in the first quarter of 2000 for approximately $2.0 million at a minimal loss which was immaterial. In the second quarter of 2000, we initiated the startup of a new Company-sponsored investment product, an Insurance Products trust, in which we invested approximately $16.0 million. We expect these funds will remain invested until at least early 2001.

Cash flows from financing activities are primarily affected by debt and equity transactions. Principal payments on our long-term debt are made annually from the date of issuance while interest payments are made semi-annually. Principal and interest payments were made in the first quarter of 2000 and 1999 (See Note 8 of the Notes to Consolidated Financial Statements). We continued our common stock repurchase program. We purchased approximately 422,000 shares (adjusted for the three-for-one stock split) of our common stock at a cost of $14.3 million during the first six months of 2000. As of July 31, 2000, we still had $8.2 million remaining authorized for the purchase of our common stock. Cash dividends of $.15 per share were paid in the first six months of 2000 and $.12 in the first six months of 1999.

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

         Exhibit 27 Financial Data Schedule.

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2000.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SEI INVESTMENTS COMPANY



 Date     August 11, 2000         By /s/ Kathy Heilig
      ------------------------      ------------------------------------
                                      Kathy Heilig
                                      Vice President and Controller