Form 10-Q
period 2000-09-30
SEI CORP
filed 2000-11-13
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
   X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
------
Exchange Act of 1934 for the quarterly period ended September 30, 2000 or
                                                    ------------------
_______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                                    0-10200
-------------------------------------------------------------------------------
                           (Commission File Number)

                            SEI INVESTMENTS COMPANY
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Pennsylvania                                  23-1707341
 -------------------------------------            -----------------------------
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                   Identification Number)


            1 Freedom Valley Drive, Oaks, Pennsylvania  19456-1100
-------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (610) 676-1000
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                       ---

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000: 53,331,949 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements
-------  --------------------


                          Consolidated Balance Sheets
                          ---------------------------
                                 (In thousands)

                                                   September 30, 2000   December 31, 1999
                                                   -------------------  -----------------
                                                       (unaudited)
Assets
------

Current assets:

Cash and cash equivalents                                    $107,114            $ 73,206
Receivables from regulated investment companies                26,658              24,179
Receivables, net of allowance for doubtful
    accounts of $1,700                                         55,969              33,554
Deferred income taxes                                          11,335              10,934
Prepaid expenses and other current assets                       4,586               5,119
                                                             --------            --------

          Total current assets                                205,662             146,992
                                                             --------            --------

Property and equipment, net of accumulated
    depreciation and amortization of $79,901
    and $71,415                                                70,748              65,640
                                                             --------            --------

Capitalized software, net of accumulated
    amortization of $11,272 and $9,838                         13,284              15,626
                                                             --------            --------

Other assets, net                                              37,404              25,521
                                                             --------            --------

          Total Assets                                       $327,098            $253,779
                                                             ========            ========

       The accompanying notes are an integral part of these statements.

                          Consolidated Balance Sheets
                          ---------------------------
                       (In thousands, except par value)

                                                                   September 30, 2000   December 31, 1999
                                                                   -------------------  -----------------
                                                                       (unaudited)
Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:

Current portion of long-term debt                                          $  2,000            $  2,000
Accounts payable                                                              6,858               7,397
Accrued expenses                                                            123,812             110,201
Deferred revenue                                                             19,376              19,320
                                                                           --------            --------

     Total current liabilities                                              152,046             138,918
                                                                           --------            --------


Long-term debt                                                               27,000              29,000
                                                                           --------            --------

Deferred income taxes                                                         7,554               6,859
                                                                           --------            --------

Shareholders' equity:

Common stock, $.01 par value, 100,000 shares
   authorized; 53,332 and 17,692 shares issued
   and outstanding                                                              533                 177
Capital in excess of par value                                               81,734              71,501
Retained earnings                                                            58,738               7,373
Accumulated other comprehensive losses                                         (507)                (49)
                                                                           --------            --------

          Total shareholders' equity                                        140,498              79,002
                                                                           --------            --------

          Total Liabilities and Shareholders' Equity                       $327,098            $253,779
                                                                           ========            ========

       The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                                               Three Months
                                                                      -------------------------------
                                                                            Ended September 30,
                                                                      -------------------------------
                                                                            2000             1999
                                                                            ----             ----
Revenues                                                                $155,628          $117,199

Expenses:
 Operating and development                                                72,147            52,577
 Sales and marketing                                                      38,064            34,383
 General and administrative                                                4,312             3,004
                                                                        --------          --------

Income from operations                                                    41,105            27,235

Equity in the earnings of unconsolidated affiliate                         1,853             1,625
Interest income                                                            1,938               570
Interest expense                                                            (572)             (585)
                                                                        --------          --------

Income before income taxes                                                44,324            28,845
Income taxes                                                              16,843            11,105
                                                                        --------          --------

Net income                                                                27,481            17,740
                                                                        --------          --------

Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustments,
     net of income tax expense (benefit) of $158 and $(168)                  257              (269)
  Unrealized holding losses on investments,
     net of income tax (benefit) expense of $(362) and $75                  (590)              120
                                                                        --------          --------

Other comprehensive loss                                                    (333)             (149)
                                                                        --------          --------

Comprehensive income                                                    $ 27,148          $ 17,591
                                                                        ========          ========

Basic earnings per common share                                         $    .52          $    .33
                                                                        ========          ========

Diluted earnings per common share                                       $    .48          $    .31
                                                                        ========          ========

        The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                                 Nine Months
                                                            -----------------------
                                                              Ended September 30,
                                                            -----------------------
                                                                2000       1999
                                                                ----       ----
Revenues                                                      $440,814   $333,139

Expenses:
 Operating and development                                     207,593    156,744
 Sales and marketing                                           115,243     92,069
 General and administrative                                     12,097      9,134
                                                              --------   --------

Income from operations                                         105,881     75,192

Equity in the earnings of unconsolidated affiliate               5,363      4,904
Interest income                                                  3,989      1,443
Interest expense                                                (1,722)    (1,763)
                                                              --------   --------

Income before income taxes                                     113,511     79,776
Income taxes                                                    43,134     30,713
                                                              --------   --------

Net income                                                      70,377     49,063
                                                              --------   --------

Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustments,
     net of income tax expense (benefit) of $163 and $(69)         266       (110)
  Unrealized holding losses on investments,
     net of income tax benefit of $444 and $15                    (724)        24
                                                              --------   --------

Other comprehensive loss                                          (458)       (86)
                                                              --------   --------

Comprehensive income                                          $ 69,919   $ 48,977
                                                              ========   ========


Basic earnings per common share                               $   1.33   $    .92
                                                              ========   ========

Diluted earnings per common share                             $   1.24   $    .86
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                 (unaudited)
                                (In thousands)

                                                            Nine Months
                                                       -----------------------
                                                         Ended September 30,
                                                       -----------------------
                                                           2000       1999
                                                           ----       ----
Cash flows from operating activities:
Net income                                               $ 70,377   $ 49,063
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                           12,793     11,568
   Equity in the earnings of unconsolidated affiliate      (5,363)    (4,904)
   Tax benefit on stock options exercised                   5,040     11,362
   Write-off of intangible assets                           3,737         --
   Other                                                    4,619      2,236
   Change in current assets and liabilities:
     Decrease (increase) in
      Receivables from regulated investment companies      (2,479)    (2,758)
      Receivables                                         (22,415)    (9,558)
      Prepaid expenses and other current assets               533      1,957
     Increase (decrease) in
      Accounts payable                                       (539)      (736)
      Accrued expenses                                     17,149     11,620
      Deferred revenue                                         56      1,136
                                                         --------   --------
     Net cash provided by operating activities             83,508     70,986
                                                         --------   --------

Cash flows from investing activities:
   Additions to property and equipment                    (18,822)   (13,429)
   Additions to capitalized software                         (449)      (987)
   Purchase of investments available for sale             (14,863)    (1,000)
   Other                                                    3,533     (3,286)
                                                         --------   --------
     Net cash used in investing activities                (30,601)   (18,702)
                                                         --------   --------

Cash flows from financing activities:
   Payment on long-term debt                               (2,000)    (2,000)
   Purchase and retirement of common stock                (14,948)   (50,312)
   Proceeds from issuance of common stock                   5,734      6,889
   Payment of dividends                                    (7,785)    (6,411)
                                                         --------   --------
     Net cash used in financing activities                (18,999)   (51,834)
                                                         --------   --------

Net increase in cash and cash equivalents                  33,908        450

Cash and cash equivalents, beginning of period             73,206     52,980
                                                         --------   --------

Cash and cash equivalents, end of period                 $107,114   $ 53,430
                                                         ========   ========

       The accompanying notes are an integral part of these statements.

                  Notes to Consolidated Financial Statements
                  ------------------------------------------


Note 1.   Summary of Significant Accounting Policies
          ------------------------------------------

          Nature of Operations
          --------------------
          SEI Investments Company (the "Company") is organized around its four primary business lines: Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. Technology Services includes the Trust 3000 product line and trust operations outsourcing. Asset Management provides investment solutions through various investment products and services distributed directly or through professional investment advisors, financial planners, and other financial intermediaries to institutional and high-net-worth markets. Mutual Fund Services provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. Investments in New Business consists of the Company's Canadian and international operations which provide investment advisory services globally through investment products and services.

          Summary Financial Information and Results of Operations
          -------------------------------------------------------
          In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999.

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

          Property and Equipment
          ----------------------
          Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                              Estimated
                                                                                            Useful Lives
                                              September 30, 2000      December 31, 1999      (In Years)
                                              ------------------      -----------------      ----------
          Equipment                               $ 67,638,000            $ 62,437,000           3 to 5
          Buildings                                 34,695,000              34,676,000         10 to 39
          Land                                       9,096,000               7,686,000              N/A
          Purchased software                        14,829,000              13,302,000                3
          Furniture and fixtures                    14,176,000              12,554,000           3 to 5
          Leasehold improvements                     7,295,000               6,400,000       Lease Term
          Construction in progress                   2,920,000                      --              N/A
                                                  ------------            ------------

                                                   150,649,000             137,055,000
          Less:  Accumulated depreciation
                 and amortization                  (79,901,000)            (71,415,000)
                                                  ------------            ------------

          Property and Equipment, net             $ 70,748,000            $ 65,640,000
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

                                                            For the Three-Month period ended
                                                                   September 30, 2000
                                                   ----------------------------------------------------
                                                            Income           Shares       Per Share
                                                         (Numerator)     (Denominator)     Amount
                                                         -----------     -------------     ------
          Basic earnings per common share                $27,481,000       53,251,000       $ .52
                                                                                            =====

          Dilutive effect of stock options                        --        3,977,000
                                                         -----------       ----------

          Diluted earnings per common share              $27,481,000       57,228,000       $ .48
                                                         ===========       ==========       =====
                                                            For the Three-Month period ended
                                                                   September 30, 1999
                                                   ----------------------------------------------------
                                                            Income           Shares       Per Share
                                                         (Numerator)     (Denominator)     Amount
                                                         -----------     -------------     ------
          Basic earnings per common share                $17,740,000       53,289,000       $ .33
                                                                                            =====

          Dilutive effect of stock options                        --        3,327,000
                                                         -----------       ----------

          Diluted earnings per common share              $17,740,000       56,616,000       $ .31
                                                         ===========       ==========       =====

          Options to purchase 18,000 and 60,000 shares of common stock, with an average exercise price per share of $69.56 and $32.42 were outstanding during the third quarter of 2000 and 1999, respectively, but were excluded from the diluted earnings per common share calculation because the options' exercise prices were greater than the average market price of the Company's common stock.

                                                            For the Nine-Month period ended
                                                                   September 30, 2000
                                                   ----------------------------------------------------
                                                            Income           Shares       Per Share
                                                         (Numerator)     (Denominator)     Amount
                                                         -----------     -------------     ------
          Basic earnings per common share                 $70,377,000       53,108,000       $1.33
                                                                                             =====

          Dilutive effect of stock options                         --        3,563,000
                                                          -----------       ----------

          Diluted earnings per common share               $70,377,000       56,671,000       $1.24
                                                          ===========       ==========       =====
                                                            For the Nine-Month period ended
                                                                   September 30, 1999
                                                   ----------------------------------------------------
                                                            Income           Shares       Per Share
                                                         (Numerator)     (Denominator)     Amount
                                                         -----------     -------------     ------
          Basic earnings per common share                 $49,063,000       53,352,000       $ .92
                                                                                             =====

          Dilutive effect of stock options                         --        3,741,000
                                                          -----------       ----------

          Diluted earnings per common share               $49,063,000       57,093,000       $ .86
                                                          ===========       ==========       =====

          Options to purchase 18,000 shares of common stock, with an average exercise price per share of $69.56 were outstanding during the first nine months of 2000, but were excluded from the diluted earnings per common share calculation because the options' exercise prices were greater than the average market price of the Company's common stock. All options outstanding during the first nine months of 1999 were included in the diluted earnings per common share calculation.


          Statements of Cash Flows
          ------------------------
          For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

          Supplemental disclosures of cash paid/received during the nine months ended September 30 is as follows:

                                                        2000              1999
                                                        ----              ----
          Interest paid                              $ 2,207,000       $ 2,351,000
          Interest and dividends received            $ 3,762,000       $ 1,434,000
          Income taxes paid                          $36,622,000       $17,944,000

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

Note 2.   Sale of Fund Evaluation Services Business - On July 31, 2000, the
          -----------------------------------------
          Company entered into a definitive agreement to sell all the rights and titles to its Canadian performance measurement business along with the related assets of such business to Royal Trust Corporation of Canada ("Royal Trust"), a unit of Royal Bank of Canada. The performance measurement business measured and evaluated investment portfolio performance for defined benefit plan sponsors and investment managers located in Canada. Under the terms of the agreement, the Company received cash consideration, which was subject to adjustment at closing. A transition plan is currently being implemented for integrating the clients, affected employees and systems to Royal Trust by the end of 2000. The Company recognized a minimal gain from the sale in the third quarter 2000, which was immaterial.


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

                                        Foreign        Unrealized     Accumulated
                                       Currency         Holding          Other
                                      Translation    Gains(Losses)   Comprehensive
                                      Adjustments    on Investments      Losses
                                      -----------    --------------      ------
          Beginning balance            $(469,000)       $ 420,000     $ (49,000)
          Current period change          266,000         (724,000)     (458,000)
                                       ---------        ---------     ---------

          Ending Balance               $(203,000)       $(304,000)    $(507,000)
                                       =========        =========     =========

Note 4.   Receivables - Receivables on the accompanying Consolidated Balance
          -----------
          Sheets consist of the following:

                                                     September 30, 2000          December 31, 1999
                                                     ------------------          -----------------
          Trade receivables                             $31,910,000                 $16,339,000
          Fees earned, not received                       2,275,000                   2,304,000
          Fees earned, not billed                        23,484,000                  16,611,000
                                                        -----------                 -----------

                                                         57,669,000                  35,254,000
          Less:  Allowance for doubtful accounts         (1,700,000)                 (1,700,000)
                                                        -----------                 -----------

                                                        $55,969,000                 $33,554,000
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

Note 5. Other Assets - Other assets on the accompanying Consolidated Balance
        ------------
        Sheets consist of the following:

                                                     September 30, 2000             December 31,1999
                                                  -------------------------      -----------------------
        Investments available for sale                   $21,072,000                   $ 6,704,000
        Investment in unconsolidated affiliate             5,204,000                     5,305,000
        Other, net                                        11,128,000                    13,512,000
                                                         -----------                   -----------

        Other assets                                     $37,404,000                   $25,521,000
                                                         ===========                   ===========

        Investments Available for Sale - Investments available for sale consist
        ------------------------------
        of investments in mutual funds sponsored by the Company. The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of Shareholders' equity. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Income.

        At September 30, 2000, Investments available for sale had an aggregate cost of $21,469,000 and an aggregate market value of $21,072,000 with gross unrealized losses of $397,000. At that date, the net unrealized holding losses of $304,000 (net of income tax benefit of $93,000) were reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.

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

        Investment in Unconsolidated Affiliate - LSV Asset Management ("LSV") is
        --------------------------------------
        a partnership formed between the Company and three leading academics in the field of finance. LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds. The Company's interest in LSV for the first nine months in 2000 and 1999 was approximately 47 percent. LSV is accounted for using the equity method of accounting due to the less than 50 percent ownership. The Company's portion of LSV's net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income.

        The following table contains the Condensed Statements of Income of LSV for the three months ended September 30:


                                      2000              1999
                                      ----              ----

        Revenues                   $5,853,000        $5,041,000
                                   ==========        ==========

        Net income                 $3,980,000        $3,457,000
                                   ==========        ==========

        The following table contains the Condensed Statements of Income of LSV for the nine months ended September 30:


                                               2000                 1999
                                               ----                 ----

        Revenues                           $16,532,000          $14,595,000
                                           ===========          ===========

        Net income                         $11,527,000          $10,431,000
                                           ===========          ===========


        The following table contains the Condensed Balance Sheets of LSV:


                                       September 30, 2000     December 31, 1999
                                       ------------------     -----------------

        Current assets                     $ 9,899,000            $9,459,000
        Non-current assets                     117,000               131,000
                                           -----------            ----------

        Total assets                       $10,016,000            $9,590,000
                                           ===========            ==========

        Current liabilities                $ 1,293,000            $  782,000
        Partners' capital                    8,723,000             8,808,000
                                           -----------            ----------
        Total liabilities and
           partners' capital               $10,016,000            $9,590,000
                                           ===========            ==========


Note 6. Accrued Expenses - Accrued expenses on the accompanying Consolidated
        ----------------
        Balance Sheets consist of the following:


                                           September 30, 2000  December 31, 1999
                                           ------------------  -----------------

        Accrued compensation                  $ 45,070,000        $ 39,846,000
        Accrued proprietary fund services       14,044,000          11,562,000
        Accrued corporate income taxes          10,841,000           9,801,000
        Accrued consulting services              8,848,000           7,342,000
        Other accrued expenses                  45,009,000          41,650,000
                                              ------------        ------------

        Total accrued expenses                $123,812,000        $110,201,000
                                              ============        ============

Note 7. Line of Credit - The Company has a line of credit agreement (the
        --------------
        "Agreement") with its principal lending institution. The Agreement provides for borrowings of up to $50,000,000. The Agreement ends on August 31, 2001, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. Management believes the agreement will be extended. The line of credit, when utilized, accrues interest at the Prime rate or one and one-quarter percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. The Company had no outstanding borrowings on its line of credit at September 30, 2000.

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

         Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled annual payment of $2,000,000 in February 2000. The current portion of the Notes amounted to $2,000,000 at September 30, 2000. The carrying amount of the Company's long-term debt approximates its fair value.


Note 9.  Common Stock Buyback - The Board of Directors has authorized the
         --------------------
         purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $403,365,000, including an additional $50 million authorization in October 2000. Through September 30, 2000, a total of 49,005,000 shares (adjusted for the three for one-stock split) at an aggregate cost of $345,196,000 have been purchased and retired. The Company purchased 432,000 shares at a total cost of $14,948,000 during the nine month period ended September 30, 2000.

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


Note 10. Stock Split - On May 10, 2000, the Board of Directors declared a
         -----------
         three-for-one stock split of the Company's $.01 par value common stock, effected in the form of a stock dividend which was paid on June 19, 2000 to shareholders of record as of June 5, 2000. A total of 35,400,000 additional shares of common stock were issued in connection with the stock split. The par value of the common stock remains unchanged. All references in the accompanying financial statements to the number of shares of common stock, and per share amounts have been restated to reflect the effect of the stock split.

Note 11. Dividend - On May 10, 2000, the Board of Directors declared a cash
         --------
         dividend of $.08 per share on the Company's common stock, which was paid on June 19, 2000, to shareholders of record on June 5, 2000. The dividend per share amounts above were adjusted to reflect the three-for-one stock split paid on June 19, 2000.

Note 12. Segment Information - The Company defines its business segments in
         -------------------
         accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report financial information about operating segments in financial statements. SFAS 131 also requires additional disclosures about products and services, geographic areas, and major customers.

       The Company is organized around its four primary business lines:
       Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. Technology Services includes the Company's Trust 3000 product line and trust operations outsourcing. Asset Management provides investment solutions through various investment products and services distributed directly or through professional investment advisors, financial planners, and other financial intermediaries to institutional and high-net-worth markets. Mutual Fund Services provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. Investments in New Business consists of the Company's Canadian and international operations which provides investment advisory services globally through investment products and services.

       The information in the following tables is derived from the Company's internal financial reporting used for corporate management purposes. The accounting policies of the reportable segments are the same as those described in Note 1. The Company's management evaluates financial performance of its operating segments based on income before income taxes.

       The following tables highlight certain unaudited financial information about each of the Company's segments for the three and nine months ended September 30, 2000 and 1999.

                                                                 Mutual     Investments       General
                                     Technology      Asset        Fund         In New           And
                                      Services    Management    Services      Business    Administrative      Total
                                     -----------  -----------  -----------  ------------  ---------------  ------------

                                                    For the Three-Month Period Ended September 30, 2000
                                     ----------------------------------------------------------------------------------
Revenues                             $57,564,000  $57,612,000  $31,740,000  $ 8,712,000                    $155,628,000
                                     -----------  -----------  -----------  -----------                    ------------

Operating
   Income (loss)                     $20,516,000  $22,333,000  $ 7,758,000  $(5,190,000)  $ (4,312,000)    $ 41,105,000
                                     -----------  -----------  -----------  -----------   ------------

Other income, net                                                                                          $  3,219,000
                                                                                                           ------------

Income before
   Income taxes                                                                                            $ 44,324,000
                                                                                                           ------------

Depreciation and
   Amortization                      $ 2,989,000  $   588,000  $   377,000  $   320,000   $    120,000     $  4,394,000
                                     -----------  -----------  -----------  -----------   ------------     ------------

Capital
   expenditures                      $ 4,666,000  $ 1,238,000  $   508,000  $ 1,035,000   $    915,000     $  8,362,000
                                     -----------  -----------  -----------  -----------   ------------     ------------

                                                   For the Three-Month Period Ended September 30, 1999
                                   ---------------------------------------------------------------------------------
Revenues                             $46,951,000  $36,105,000  $27,790,000  $ 6,353,000                    $117,199,000
                                     -----------  -----------  -----------  -----------                    ------------

Operating
   income (loss)                     $16,600,000  $10,236,000  $ 6,168,000  $(2,765,000)  $(3,004,000)     $ 27,235,000
                                     -----------  -----------  -----------  -----------   -----------

Other income, net                                                                                          $  1,610,000
                                                                                                           ------------

Income before
   income taxes                                                                                            $ 28,845,000
                                                                                                           ------------

Depreciation and
   amortization                      $ 3,017,000  $   596,000  $   328,000  $   210,000   $   100,000      $  4,251,000
                                     -----------  -----------  -----------  -----------   -----------      ------------

Capital
   expenditures                      $ 1,309,000  $   678,000  $   196,000  $   157,000   $   204,000      $  2,544,000
                                     -----------  -----------  -----------  -----------   -----------      ------------

                                                                   Mutual      Investments       General
                                      Technology      Asset         Fund         In New            And
                                       Services     Management    Services      Business     Administrative       Total
                                     ------------  ------------  -----------  -------------  ---------------  -------------

                                                       For the Nine-Month Period Ended September 30, 2000
                                     --------------------------------------------------------------------------------------
Revenues                             $164,145,000  $156,629,000  $93,899,000  $ 26,141,000                     $440,814,000
                                     ------------  ------------  -----------  ------------                     ------------

Operating
   income (loss)                     $ 59,444,000  $ 50,329,000  $19,481,000  $(11,276,000)  $  (12,097,000)   $105,881,000
                                     ------------  ------------  -----------  ------------   --------------

Other income, net                                                                                              $  7,630,000
                                                                                                               ------------

Income before
   income taxes                                                                                                $113,511,000
                                                                                                               ------------

Depreciation and
   amortization                      $  8,868,000  $  1,656,000  $ 1,005,000  $    887,000   $      377,000    $ 12,793,000
                                     ------------  ------------  -----------  ------------   --------------    ------------

Capital
   expenditures                      $ 11,369,000  $  2,160,000  $ 1,900,000  $  1,974,000   $    1,419,000    $ 18,822,000
                                     ------------  ------------  -----------  ------------   --------------    ------------

                                                    For the Nine-Month Period Ended September 30, 1999
                                     ---------------------------------------------------------------------------------

Revenues                             $140,010,000  $96,556,000  $80,843,000   $15,730,000                 $333,139,000
                                     ------------  -----------  -----------   -----------                 ------------

Operating
   income (loss)                     $ 45,582,000  $28,155,000  $17,898,000   $(7,309,000)  $(9,134,000)  $ 75,192,000
                                     ------------  -----------  -----------   -----------   -----------

Other income, net                                                                                         $  4,584,000
                                                                                                          ------------

Income before
   income taxes                                                                                           $ 79,776,000
                                                                                                          ------------

Depreciation and
   amortization                      $  8,163,000  $ 1,617,000  $   943,000   $   557,000   $   288,000   $ 11,568,000
                                     ------------  -----------  -----------   -----------   -----------   ------------

Capital
   expenditures                      $  9,049,000  $ 2,110,000  $   457,000   $   739,000   $ 1,074,000   $ 13,429,000
                                     ------------  -----------  -----------   -----------   -----------   ------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
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

Results of Operations
---------------------

Third Quarter Ended September 30, 2000 Compared to Third Quarter Ended September 30, 1999

Consolidated Overview

Income Statement Data
(In thousands, except per common share data)    3RD QTR               3RD QTR              PERCENT
                                                 2000                  1999                 CHANGE
                                                 ----                  ----                 ------
Revenues:
   Technology Services                         $ 57,564              $ 46,951                  23%
   Asset Management                              57,612                36,105                  60%
   Mutual Fund Services                          31,740                27,790                  14%
   Investments in New Business                    8,712                 6,353                  37%
                                               --------              --------
     Total revenues                            $155,628              $117,199                  33%

Operating Income (Loss):
   Technology Services                         $ 20,516              $ 16,600                  24%
   Asset Management                              22,333                10,236                 118%
   Mutual Fund Services                           7,758                 6,168                  26%
   Investments in New Business                   (5,190)               (2,765)                (88%)
   General and Administrative                    (4,312)               (3,004)                (44%)
                                               --------              --------
     Income from operations                      41,105                27,235                  51%

Other income, net                                 3,219                 1,610                 100%
                                               --------              --------

Income before income taxes                       44,324                28,845                  54%

Income taxes                                     16,843                11,105                  52%
                                               --------              --------
Net Income                                     $ 27,481              $ 17,740                  55%
                                               ========              ========

Diluted earnings per common share              $    .48              $    .31                  55%
                                               ========              ========

During the third quarter of 2000, we experienced a substantial increase in revenues and earnings in our primary business lines. We can attribute this growth to two primary factors. First, the demand for our services are steadily gaining market acceptance evidenced by the substantial increase in assets under management and our ability to cross sell new services to our existing clients. In addition, our outsourcing services are gaining momentum in new markets that we have targeted within the past few years. Second, the growth we are currently experiencing stems from the leverage that is built within our operations. We are achieving economies of scale in most of our back-office and investment management operations as well as having many shared technology development projects. We anticipate the current growth experienced in revenues and earnings can continue through the delivery of new products and services as well as through the utilization of our current infrastructure to manage expenses across a higher net incremental revenue base. However, continued consolidation in the banking industry or a prolonged unfavorable change in the financial securities markets could impede growth in revenues and earnings.

Asset Balances
(In millions)
                                                                   As of September 30,         PERCENT
                                                                   -------------------
                                                                 2000              1999         CHANGE
                                                                 ----              ----         ------
Assets invested in equity and fixed income programs           $ 51,798           $ 34,310         51%
Assets invested in liquidity funds                              24,897             20,569         21%
                                                              --------           --------
   Assets under management                                      76,695             54,879         40%

Client proprietary assets under administration                 195,699            149,199         31%
                                                              --------           --------
   Assets under management and administration                 $272,394           $204,078         33%
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

                                           3RD QTR        3RD QTR         DOLLAR        PERCENT
                                             2000           1999          CHANGE        CHANGE
                                             ----           ----          ------        ------
Revenues:
Trust technology services                 $51,081         $41,470         $ 9,611         23%
Trust operations outsourcing                6,483           5,481           1,002         18%
                                          -------         -------         -------
     Total revenues                        57,564          46,951          10,613         23%

Expenses:
Operating and development                  29,057          22,020           7,037         32%
Sales and marketing                         7,991           8,331            (340)        (4%)
                                          -------         -------         -------

     Total operating profits              $20,516         $16,600         $ 3,916         24%
                                          =======         =======         =======

     Profit margin                             36%             35%             --         --

The increase in Trust Technology Services revenues is primarily attributable to an increase in recurring processing fees. The conversion of new clients onto the TRUST 3000 product line during the past year accounts for a significant portion of the increase in recurring processing fees. In addition, the delivery of new products has provided us with the opportunity to leverage additional recurring revenues from our existing clients. As a result, recurring processing fees increased $4.1 million or 17 percent. Another significant contributor to the growth in revenues was an increase in brokerage services revenues associated with securities trade execution activities by our TRUST 3000 clients. We expect our recurring revenue base to increase through the delivery of new products and services to our existing clients and the contracting of new clients for processing services. However, consolidations among our banking clients continue to be a major strategic issue facing this segment.

Trust Operations Outsourcing revenues increased primarily due to growth in investment management fees. We continue to evaluate new alternatives and possible new markets for this business. We still believe that this business provides an attractive alternative to any financial institution faced with the task of building the necessary infrastructure to support the delivery of trust services.

The increase in operating profits and profit margin were primarily due to the increase in revenues previously discussed. In addition, our current infrastructure enables us to manage expenses carefully across a higher net incremental revenue base. Because we have been achieving real economy to scale in our operational groups, we have continued to make significant investments in the development of new products and the expansion of our services into possible new markets without negatively affecting operating profits and profit margin. As a percentage of sales, operating and development expenses increased to 50 percent from 47 percent and sales and marketing expenses decreased to 14 percent from 18 percent.


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

                                         3RD QTR            3RD QTR       DOLLAR       PERCENT
                                           2000               1999        CHANGE        CHANGE
                                           ----               ----        ------        ------
Revenues:
Investment management fees              $52,728             $31,823         $20,905        66%
Liquidity management fees                 4,884               4,282             602        14%
                                        -------             -------         -------
     Total revenues                      57,612              36,105          21,507        60%

Expenses:
Operating and development                15,071               9,415           5,656        60%
Sales and marketing                      20,208              16,454           3,754        23%
                                        -------             -------         -------

     Total operating profits            $22,333             $10,236         $12,097       118%
                                        =======             =======         =======

     Profit margin                           39%                 28%             --        --

The increase in Investment Management Fees was primarily due to significant growth in assets under management generated through new business in both our investment advisory and institutional asset management businesses. Average assets under management increased $13.6 billion or 57 percent to $37.4 billion for the third quarter of 2000, as compared to $23.8 billion for the third quarter of 1999. In our investment advisory business, we continue to be successful at recruiting new registered investment advisors. We have also been working closely with our existing advisors to increase their asset-gathering potential by growing their existing client base through the introduction of new investment options and programs. Our Institutional asset management business also experienced a significant increase in new business. We anticipate continued growth in both these businesses through the establishment of new client relationships and the delivery of new investment products and services. We also believe that our diversified investment programs and services afford us the ability to retain these assets.

The increase in Liquidity Management Fees was due to an increase in assets under management invested in our liquidity funds from institutional clients. Average assets under management invested in our liquidity products increased to $5.3 billion for the third quarter of 2000, as compared to $4.3 billion for the third quarter of 1999. The increase in assets under management was primarily due to new sales of our cash sweep technology product. However, the increase in assets under management was partially offset by a decrease in the average basis points recognized.

Operating profits in Asset Management continues to grow at a significant pace primarily through the generation of new business. As a percentage of sales, operating and development expenses remained flat at 26 percent and sales and marketing expenses decreased to 35 percent from 46 percent. With the increased sales momentum in our investment advisory and institutional asset management businesses and the delivery of new investment products and services, favorable operating results are expected to continue in the near future. However, any prolonged devaluation in the financial securities markets could negatively affect future revenues and profits.

Mutual Fund Services
--------------------

The Mutual Fund Services segment provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. These services include fund administration and accounting, legal services, shareholder recordkeeping, and marketing.

                                     3RD QTR          3RD QTR       DOLLAR       PERCENT
                                       2000             1999        CHANGE       CHANGE
                                       ----             ----        ------       ------
Total revenues                      $31,740          $27,790       $3,950         14%

Expenses:
Operating and development            18,811           17,021        1,790         11%
Sales and marketing                   5,171            4,601          570         12%
                                    -------          -------       ------

     Total operating profits        $ 7,758          $ 6,168       $1,590         26%
                                    =======          =======       ======

     Profit margin                       24%              22%          --         --

The increase in Mutual fund services revenues was fueled by growth in average proprietary fund balances, which increased $42.7 billion to $194.4 billion for the third quarter of 2000 versus $151.7 billion for the third quarter of 1999. We are beginning to see the impact of our sales efforts in the non-bank investment management and offshore markets as clients in these markets constitute a larger portion of average proprietary fund balances. We have also seen an increase in average proprietary fund balances from our bank clients. However, total revenues were negatively affected by a decrease in average basis points earned because of fee concessions granted in exchange for longer-term contracts with a few large bank clients. We will continue to aggressively focus our efforts on the non-bank investment management and offshore markets. Initially, clients in these markets will not generate as much revenue as a large bank complex would, but we believe that these will be continually growing markets.

The increase in operating profits and profit margin was due to revenue growth exceeding the increase in expenses. Although we have made substantial investments repositioning this product line as a result of market changes, the timing of these investments can cause short-term swings in profit margins and should be compared over a longer time period. The increase in expenses is the result of continued investments in new technology that we believe will differentiate and broaden our services in a highly competitive market and from accelerating sales and marketing efforts targeting the non-bank investment management and offshore markets. We will continue to make investments in repositioning this segment. As a percentage of sales, operating and development expenses remained flat at 62 percent while sales and marketing expenses increased to 18 percent from 15 percent.

The market for traditional mutual fund services for banks is maturing and fewer new bank proprietary mutual fund complexes are being established. Also, many of the largest banks with well-established complexes have grown their mutual funds to the point where they are less reliant on the services of an outsourcer. In these markets, we are repositioning our services by emphasizing value-added information and technology products. Also, we believe the non-bank investment management and offshore markets hold the greatest growth potential for our services in the upcoming years. We are currently positioning ourselves to establish a significant presence in these markets. However, continued consolidations in the banking industry or a significant and prolonged unfavorable change in the financial securities markets could negatively affect revenues and profits.

Investments in New Business
---------------------------

Investments in New Business consist primarily of our international asset management initiatives and Canadian operations. Our international operations incorporate various investment products and services to provide investment solutions to institutional and high-net-worth investors outside North America. Products being offered in Canada include investment advisory services.

                                            3RD QTR    3RD QTR    DOLLAR       PERCENT
                                              2000       1999      CHANGE      CHANGE
                                              ----       ----      ------      ------
Total revenues                             $ 8,712    $ 6,353     $ 2,359        37%

Expenses:
Operating and development                    9,208      4,121       5,087       123%
Sales and marketing                          4,694      4,997        (303)       (6%)
                                           -------    -------     -------

     Total operating losses                $(5,190)   $(2,765)    $(2,425)      (88%)
                                           =======    =======     =======

     Profit margin                             (60%)      (44%)        --        --

The significant increase in revenues is due to an increase in assets under management in our non-US asset management business. Our efforts are currently focused on Europe/South Africa, Asia, and Latin America. We experienced substantial revenue growth in the European/South African region because of significant asset growth in the SEI-managed fund complex established in association with Mediolanum S. p. A., which targets the Italian marketplace. Average assets under management from our offshore enterprises were $4.1 billion in the third quarter of 2000 versus $2.6 billion in the third quarter of 1999. We also experienced a substantial increase in revenues in Canada as a result of the generation of new sales of our asset management programs.

Although the pace of global asset gathering and revenue recognition continued to accelerate, we also accelerated the pace of our investment efforts, especially in the European region. We recently opened a London office to address the United Kingdom pension market and to create a platform for other planned European initiatives. The joint venture with Credit Commercial de France ("CCF") was completed in the third quarter of 2000. This joint venture, which is based in Paris, brings our multi-manager capabilities to the French market and, through CCF distribution channels, to selected markets outside France. We believe that global expansion is an area of significant long-term growth for our firm. We will continue to make significant investments in our global initiatives and expect to incur losses throughout the remainder of the year and into 2001.

On July 31, 2000, we sold our Canadian performance measurement business along with the related assets to Royal Trust Corporation of Canada, a unit of Royal Bank of Canada. This decision to exit the performance measurement business allows us to focus on our core asset management business in Canada.

Other
-----

General and administrative expenses increased 44 percent to $4,312 for the third quarter in 2000, as compared to $3,004 for the third quarter in 1999. As a percentage of total consolidated revenues, general and administrative expenses were 3 percent for the third quarter in 2000 and 1999.

Other income on the accompanying Consolidated Statements of Income consist of the following:

                                                     3RD QTR        3RD QTR
                                                      2000            1999
                                                      ----            ----
Equity in the earnings of unconsolidated affiliate  $1,853          $1,625
Interest income                                      1,938             570
Interest expense                                      (572)           (585)
                                                    ------          ------

Total other income, net                             $3,219          $1,610
                                                    ======          ======

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership in the general partnership of LSV Asset Management ("LSV") (See Note 5 of the Notes to Consolidated Financial Statements). Our interest in LSV's net earnings was $1,853 for the third quarter in 2000 and $1,625 for the third quarter in 1999. Average assets under management for LSV increased $1.1 billion, or 21 percent, to $6.4 billion for the third quarter of 2000, as compared to $5.3 billion for the corresponding quarter in 1999.

Interest income for the third quarter in 2000 was $1,938, as compared to $570 for the third quarter in 1999. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for the third quarter in 2000 was $572, as compared to $585 for the third quarter in 1999. Interest expense primarily relates to our long-term debt.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Consolidated Overview

Income Statement Data
(In thousands, except per common share data)  NINE MONTHS           NINE MONTHS        PERCENT
                                                 2000                  1999            CHANGE
                                                 ----                  ----            ------
Revenues:
   Technology Services                         $164,145              $140,010            17%
   Asset Management                             156,629                96,556            62%
   Mutual Fund Services                          93,899                80,843            16%
   Investments in New Business                   26,141                15,730            66%
                                               --------              --------
     Total revenues                            $440,814              $333,139            32%

Operating Income (Loss):
   Technology Services                         $ 59,444              $ 45,582            30%
   Asset Management                              50,329                28,155            79%
   Mutual Fund Services                          19,481                17,898             9%
   Investments in New Business                  (11,276)               (7,309)          (54%)
   General and Administrative                   (12,097)               (9,134)          (32%)
                                               --------              --------
     Income from operations                     105,881                75,192            41%

Other income, net                                 7,630                 4,584            66%
                                               --------              --------

Income before income taxes                      113,511                79,776            42%

Income taxes                                     43,134                30,713            40%
                                               --------              --------
Net Income                                     $ 70,377              $ 49,063            43%
                                               ========              ========

Diluted earnings per common share              $   1.24              $    .86            44%
                                               ========              ========

Revenues and earnings increased in the nine months ended September 30, 2000 primarily from new business generated in Technology Services and Asset Management. Technology Services operating results reflect increases in recurring processing fees generated from new clients and the delivery of new products to our existing clients. In addition, our current infrastructure enables us to leverage expenses over a higher net incremental revenue base. Operating results in Asset Management were boosted by significant increases in assets under management from new and existing clients in our investment advisory and institutional asset management businesses.

Technology Services
-------------------

                                                     NINE MONTHS         NINE MONTHS       DOLLAR       PERCENT
                                                        2000                1999           CHANGE       CHANGE
                                                        ----                ----           ------       ------
Revenues:
Trust technology services                            $146,728            $124,409           $22,319      18%
Trust operations outsourcing                           17,417              15,601             1,816      12%
                                                     --------            --------           -------
     Total revenues                                   164,145             140,010            24,135      17%

Expenses:
Operating and development                              80,325              70,775             9,550      13%
Sales and marketing                                    24,376              23,653               723       3%
                                                     --------            --------           -------

     Total operating profits                         $ 59,444            $ 45,582           $13,862      30%
                                                     ========            ========           =======

     Profit margin                                         36%                 33%               --      --

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

Operating profits and profit margin for Technology Services increased substantially in the nine months ended September 30, 2000. The increase in operating profits and profit margin were primarily due to the increase in revenues previously discussed. In addition, our current infrastructure enables us to manage expenses carefully across the higher net incremental revenue base. This has allowed for continued investments in the development of new products without negatively affecting operating profits and profit margin. As a percentage of sales, operating and development expenses decreased to 49 percent from 50 percent and sales and marketing expenses decreased to 15 percent from 17 percent.


Asset Management
----------------

                                   NINE MONTHS     NINE MONTHS      DOLLAR       PERCENT
                                      2000            1999          CHANGE        CHANGE
                                      ----            ----          ------        ------
Revenues:
Investment management fees         $142,192          $83,260        $58,932         71%
Liquidity management fees            14,437           13,296          1,141          9%
                                   --------          -------        -------
     Total revenues                 156,629           96,556         60,073         62%

Expenses:
Operating and development            46,003           25,993         20,010         77%
Sales and marketing                  60,297           42,408         17,889         42%
                                   --------          -------        -------

     Total operating profits       $ 50,329          $28,155        $22,174         79%
                                   ========          =======        =======

     Profit margin                       32%              29%            --         --

The increase in Investment Management Fees was primarily due to significant growth in assets under management generated through new business in both our investment advisory and institutional asset management businesses and an increase in the average basis points recognized. In our investment advisory business, we continue to be successful at recruiting new registered investment advisors. We have also been working closely with our existing advisors to increase their asset-gathering potential by growing their existing client base through the introduction of new investment options and programs. Our Institutional asset management business also experienced an increase in new business. During the first nine months of 2000, we have asset commitments that have exceeded total asset commitments for all of 1999.

The increase in Liquidity Management Fees was due to an increase in assets under management invested in our liquidity funds from institutional clients. The increase in assets under management was primarily due to new sales of our cash sweep technology product. However, the increase in assets under management was partially offset by a decrease in the average basis points recognized.

Operating profits in Asset Management continues to grow at a significant pace primarily through the generation of new business. As a percentage of sales, operating and development expenses increased to 29 percent from 27 percent and sales and marketing expenses decreased to 39 percent from 44 percent. Our ability to leverage on our infrastructure allowed us to control variable operating costs and thereby increase the pace of investments in the development of new products.

Mutual Fund Services
--------------------

                                      NINE MONTHS     NINE MONTHS     DOLLAR      PERCENT
                                         2000            1999         CHANGE       CHANGE
                                         ----            ----         ------       ------
Total revenues                        $93,899         $80,843          $13,056       16%

Expenses:
Operating and development              57,917          50,085            7,832       16%
Sales and marketing                    16,501          12,860            3,641       28%
                                      -------         -------          -------

     Total operating profits          $19,481         $17,898          $ 1,583        9%
                                      =======         =======          =======

     Profit margin                         21%             22%              --       --

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

Although revenues increased 16 percent, operating profits only reported a 9 percent increase in the first nine months of 2000. We have made substantial investments repositioning this product line during the past nine months as a result of market changes. We have accelerated our sales and marketing efforts in the non-bank investment management and offshore markets. We have developed and continue to develop new technology that we believe will differentiate and broaden our services in a highly competitive market. As a percentage of sales, operating and development expenses remained flat at 62 percent while sales and marketing expenses increased slightly to 17 percent from 16 percent.

Investments in New Business
---------------------------

                                            NINE MONTHS      NINE MONTHS        DOLLAR           PERCENT
                                               2000             1999            CHANGE           CHANGE
                                               ----             ----            ------           ------
Total revenues                             $ 26,141            $15,730         $10,411           66%

Expenses:
Operating and development                    23,348              9,891          13,457          136%
Sales and marketing                          14,069             13,148             921            7%
                                           --------            -------         -------

     Total operating losses                $(11,276)           $(7,309)        $(3,967)         (54%)
                                           ========            =======         =======

     Profit margin                              (43%)              (46%)            --           --

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

Although the pace of global asset gathering and revenue recognition continued to accelerate, we also accelerated the pace of our investment efforts, especially in the European region. We recently opened a London office to address the United Kingdom pension market and to create a platform for other planned European initiatives. We also completed the joint venture with Credit Commercial de France ("CCF"). This joint venture, which is based in Paris, brings our multi-manager capabilities to the French market and, through CCF distribution channels, to selected markets outside France.

Other
-----

General and administrative expenses increased 32 percent to $12,097 for the third quarter in 2000, as compared to $9,134 for the third quarter in 1999. As a percentage of total consolidated revenues, general and administrative expenses were 3 percent for the nine months ended September 30, 2000 and September 30, 1999.

Other income on the accompanying Consolidated Statements of Income consist of the following:

                                                                   NINE              NINE
                                                                  MONTHS            MONTHS
                                                                   2000              1999
                                                                   ----              ----
Equity in the earnings of unconsolidated affiliate              $ 5,363            $ 4,904
Interest income                                                   3,989              1,443
Interest expense                                                 (1,722)            (1,763)
                                                                -------            -------

Total other income, net                                         $ 7,630            $ 4,584
                                                                =======            =======

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership in the general partnership of LSV Asset Management ("LSV") (See Note 5 of the Notes to Consolidated Financial Statements). Our interest in LSV's net earnings was $5,363 for the nine months ended September 30, 2000 and $4,904 for the nine months ended September 30, 1999. The increase in LSV's net earnings is due to an increase in assets under management.

Interest income for the nine months ended September 30, 2000 was $3,989, as compared to $1,443 for the nine months ended September 30, 1999. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for the nine months ended September 30, 2000 was $1,722, as compared to $1,763 for the nine months ended September 30, 1999. Interest expense primarily relates to our long-term debt.

Liquidity and Capital Resources
-------------------------------

                                                                                         Nine Months
                                                                             -----------------------------------
                                                                                       Ended September 30,
                                                                             -----------------------------------
                                                                                   2000                  1999
                                                                                   ----                  ----
Net cash provided by operating activities                                       $ 83,508              $ 70,986
Net cash used in investing activities                                            (30,601)              (18,702)
Net cash used in financing activities                                            (18,999)              (51,834)
                                                                                --------              --------
Net increase in cash and cash equivalents                                         33,908                   450

Cash and cash equivalents, beginning of period                                    73,206                52,980
                                                                                --------              --------
Cash and cash equivalents, end of period                                        $107,114              $ 53,430
                                                                                ========              ========

Cash requirements and liquidity needs are primarily funded through operations and our capacity for additional borrowing. We currently have a line of credit agreement that provides for borrowings of up to $50.0 million. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement (See Note 7 of the Notes to Consolidated Financial Statements). At September 30, 2000, the unused sources of liquidity consisted of cash and cash equivalents of $107.1 million and the unused portion of the line of credit of $50.0 million.

An increase in income, accrued annual compensation payments, and changes in various accrued expenses primarily affected cash flows from operations for the first nine months of 2000 and 1999. Annual compensation and bonus payments are accrued throughout the year and are paid in the first quarter of the following year. Also, an increase in various accrued expenses positively affected cash flows from operations in the first nine months of 2000.

Cash flows from operations were also affected by receivables. Receivables from regulated investment companies increased in the first nine months of 2000 and 1999 primarily due to an increase in assets under management. These balances are paid off in the following month. In addition, an increase in trade receivables in the first nine months of 2000 and 1999 negatively affected cash flows from operations.

Cash flows from investing activities are principally affected by capital expenditures, including capitalized software development costs. Capital expenditures in the first nine months of 2000 primarily related to purchases of equipment and furniture associated with the rise in our headcount due to increased new business. However, capital expenditures in the first nine months of 1999 included significant costs associated with the expansion of our corporate campus. Additionally, we have approved plans to further expand our corporate campus in order to accommodate the additional personnel employed as a result of increased interest in our products. This project should be completed in late 2001 at an estimated cost of $20.0 million. In the second quarter of 2000, we initiated the startup of a new Company-sponsored investment product, an Insurance Products trust, in which we invested approximately $16.0 million. We expect these funds will remain invested until at least early 2001.

Cash flows from financing activities are primarily affected by debt and equity transactions. Principal payments on our long-term debt are made annually from the date of issuance while interest payments are made semi-annually. Principal payments were made in the first quarter of 2000 and 1999 (See Note 8 of the Notes to Consolidated Financial Statements). We continued our common stock repurchase program. We purchased approximately 432,000 shares (adjusted for the three-for-one stock split) of our common stock at a cost of $14.9 million during the first nine months of 2000. As of October 31, 2000, we still had $53.1 million remaining authorized for the purchase of our common stock. Cash dividends of $.15 per share were paid in the first nine months of 2000 and $.12 in the first nine months of 1999.

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

          Exhibit 27     Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SEI INVESTMENTS COMPANY

Date    November 13, 2000               By  /s/ Kathy Heilig
     -------------------------              ----------------------------
                                                Kathy Heilig
                                                Vice President and Controller