Form 10-K
period 2000-12-31
SEI CORP
filed 2001-03-29
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   =========
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:            December 31, 2000
                             ---------------------------------------------------
                                              OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to _________________


                  Commission file number     0 - 10200
                                             ---------


                            SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                       Pennsylvania                                                           23-1707341
------------------------------------------------------------------      ------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                 (IRS Employer Identification Number)


            1 Freedom Valley Drive, Oaks, Pennsylvania                                        19456-1100
------------------------------------------------------------------      ------------------------------------------------------
             (Address of principal executive offices)                                         (Zip Code)


        Registrant's telephone number, including area code                                   610-676-1000
                                                                        ------------------------------------------------------

   Securities registered pursuant to Section 12(b) of the Act:
                                                                                   Name of Each Exchange on Which
                                                                                             Registered
                                                                        ------------------------------------------------------
                        Title of Each Class
                        -------------------
                                None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                           (Cover page 1 of 2 pages)
                           Exhibit Index on Page 61
                              Page 1 of 82 Pages

State the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as reported by NASDAQ as of February 28, 2001: $2,808,053,000. For purposes of making this calculation only, registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the common stock of the registrant.

       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes              No
    __________      __________


                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2001: 108,618,494.


                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated by reference herein:

     1. Notice of and Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this annual report, incorporated by reference in Part III hereof.

                           (Cover page 2 of 2 pages)

                                    PART I

Item 1.  Business.
         --------

Forward Looking Information
---------------------------

Our disclosure and analysis in this Annual Report on Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "estimate," "expect," "project," "intend, " "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated products and markets, future revenues, capital expenditures, expansion plans, future financing and liquidity, personnel, and other statements regarding matters that are not historical facts or statements of current condition.

Any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

General Development of Business
-------------------------------

We were incorporated in Pennsylvania in 1968 and initially offered our shares to the public in March 1981. Our principal wholly owned subsidiaries are SEI Investments Distribution Company ("SIDCO"), SEI Investments Management Corporation ("SIMC"), and SEI Trust Company ("SEI Trust"). SIDCO is a broker-dealer registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940. SEI Trust is a trust entity chartered in the Commonwealth of Pennsylvania.

We introduced our first trust system in 1972 providing on-line, real-time accounting and management information to bank trust departments. Today, this technology service is offered through the TRUST 3000(R) product line that provides product capabilities and processing power to serve even the largest trust institutions. SEI Trust offers back-office accounting and processing services to trust institutions which allows these institutions to outsource all of their trust operations and related investment functions.

In 1982, SEI began to sponsor a number of institutional investment products, primarily in the form of registered investment companies sold to institutional investors and financial intermediaries. SIDCO and SIMC provide various asset management services to institutional investors, professional investment counselors and affluent individuals. These services include investment solutions that enable clients to establish asset allocation strategies and gain access to top-quality investment managers. We have expanded our asset management services outside the United States by targeting selected foreign markets for our investment management programs.

SIDCO and SIMC also provide a full range of administration and distribution services to proprietary mutual funds established by banks and other financial institutions and intermediaries. The client serves as the investment advisor for the proprietary funds, and the funds are sold primarily to customers of the client.

Industry Segments
-----------------

Financial information is reported through four business lines: Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. These business segments reflect how we measure financial information internally. Technology Services, which accounted for 37 percent of consolidated revenues in 2000, includes the TRUST 3000 product line and trust operations outsourcing. Asset Management, which accounted for 36 percent of consolidated revenues in 2000, provides investment programs covering diversified investment strategies to institutional and high-net-worth markets. Mutual Fund Services, which accounted for 21 percent of consolidated revenues in 2000, provides administration and distribution services to mutual funds and other pooled funds created for banks, money managers and other financial institutions. Investments in New Business, which accounted for 6 percent of consolidated revenues in 2000, primarily consists of international asset management initiatives.

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

Our Internet access products, which run in a service bureau environment, are an extension of our service to technology services within our bank technology business. StrataWeb(TM) is our Internet solution for accessing trust information. It provides clients' customers the ability to access real-time account information through the Internet. StrataWeb reduces the number of inquiry related phone calls and has e-mail capabilities, customizable features and a secure website, which can be integrated with a client's website.

Clients that use TRUST 3000 can affect purchases and redemptions of our liquidity products through an automated subsystem that performs daily sweeps of trust accounts and invests the available cash. Bank clients can also invest in our Tri-Party Repurchase Agreement program that offers competitive yields for short-term investing.

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

The market for our trust accounting and management information services consists primarily of bank trust departments managing assets between $10 million and $100 billion. Consolidations in the banking industry may reduce the number of bank prospects and/or eliminate customers from our user base. However, the economic pressures on the banking industry may also create a greater demand for outsourcing services, as banks increasingly focus on their core strengths. There are approximately 3,000 U.S. institutions with trust powers in our market. At December 31, 2000, we were providing processing or software services to approximately 80 trust departments, including trust departments of 19 of the top 50 banks, primarily located throughout the United States. We segregate the trust accounting and information services market by trust assets under management: $20 billion or more in managed assets; $750 million to $20 billion in managed assets; and under $750 million in managed assets. Each of these trust accounting and management information services markets are characterized by different pricing, service, and product parameters, and we offer a full range of products and services suitable for each. Customer contracts are generally between three to seven years and revenues are based on monthly processing and software application service fees.

Our principal competitors are Fidelity-Trust Technology Services LLC, SunGard Data Systems, Marshall and Isley, and financial institutions that operate their own trust processing systems. However, in terms of both revenues and number of trust accounts processed, the TRUST 3000 product line is the leading trust accounting and management system sold by third-party vendors to bank trust departments. We believe the most important factors in a potential customer's evaluation and choice of vendor are: product and service reliability; security and risk; functional capability; ease of use and future flexibility; value; and cost effectiveness. Potential clients may also consider a vendor's experience in and it's commitment to the financial industry. Trust technology services accounted for approximately 33 percent of consolidated revenues in 2000.

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

The market for our trust operations outsourcing consists primarily of bank trust departments ranging in size from start-ups to those managing assets of $20 billion. However, as the concept of outsourcing has gained credibility and acceptance within the industry, banks of all sizes are recognizing the value in outsourcing their trust operations. We also believe there is a market for these services in non-bank financial institution channels. This product line is also affected by consolidation of the banking industry, which may reduce the number of potential bank prospects and/or eliminate customers from our user base. At December 31, 2000, we had contracts to perform trust operations outsourcing services to approximately 85 clients. The terms of the contracts vary from three to five years.

Currently, our only significant competitor in this market is Marshall and Isley, although we expect additional competitors to enter this market over the next few years. Revenues from trust operations outsourcing accounted for approximately 4 percent of consolidated revenues in 2000.

Asset Management

We offer global investment strategies directly to institutional investors and to affluent individual investors through a select network of registered investment advisors and other professional investment counselors. Our asset management team has developed a specialized investment approach to provide investors access to the best money management talent from around the world and optimal portfolio allocation at a reasonable cost. We create investment strategies tailored to clients' specific financial objectives, and choose the best style-specific money managers to implement them. This innovative approach, called a "Manager of Managers" approach, ensures adherence to our disciplined investment principles because each manager's performance is tracked and scrutinized. We also provide comprehensive support services, including accounting and investor reporting, to our client. Investments are made through a series of domestic equity, fixed income and tax-exempt mutual funds, separate account management, and offshore funds. We employ a total investment management approach that utilizes a quantitative asset allocation model and investment strategies based upon the precepts of modern portfolio theory and specialist sub-advisors that we select and monitor.

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

         Investment Management Fees

We provide investment solutions to pension plan sponsors, hospitals, foundations, endowment funds, and other institutional investors. We offer each investor an integrated investment program that enables a pension or other investment committee to outsource their investment management process to us, including trustee and custodial services. Using a disciplined fund management process and superior technology, we work with each client to develop asset management strategies that are consistent with the client's business needs, investment objectives, risk tolerance, investment restrictions, and time horizon. Then, through the combination of the portfolio construction process, multiple asset classes, and style allocations, we work toward the client's investment goals. A client's strategy is implemented through our mutual funds that employ sub-advisors that are specialists in a particular style. The potential benefit of this method is improved performance with reduced volatility because it eliminates the task of attempting to estimate which style of investing will be in favor at any point in time. Specialist-advisors are monitored for performance, so trading strategies conform to predetermined market, sector, and style characteristics. We maintain the asset class exposure within the specifically defined boundaries of our client's asset allocation plan by incorporating a formal rebalancing program in our asset management process utilizing state-of-the-art technology. Overall, diversifying by asset class, manager style, sub-style, and sector tends to reduce volitility while improving the prospects for long-term growth. Clients also have the ability to access specialized money managers through separate accounts.

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

At December 31, 2000, there were approximately 4,000 clients who utilize our asset management programs through separate accounts or through our mutual funds with $52 billion in assets invested. The principal competition for our asset management products is from other investment advisors and mutual fund companies. Also, revenues are affected by changes in the value of securities traded in various financial markets. Fees are earned as a percentage of average assets under management. Revenues from investment management fees accounted for approximately 33 percent of consolidated revenues in 2000.

         Liquidity Management Fees

We also apply our expertise to short term investments. We assist corporations in developing investment programs to meet their unique cash flow needs by coordinating investment strategies with expected disbursements. Our CashSweep(R) program helps commercial banks compete successfully with larger institutions by offering their clients superior cash management services. This program enables financial institutions to sweep excess balances from demand deposit accounts into money market accounts. To build a successful sweep program, we combine technology with our cash management investment products, cash management services, marketing and consulting support. Our CashStrategies(R) program uses proprietary technology to help treasurers analyze cash flow and develop dynamic cash management strategies, which they can then execute with our investment products. We help clients allocate their cash between liquid and longer-term investments. Longer-duration cash is invested in one of our Secondary Cash Investment Models, each providing an optimal balance of strong yield and high liquidity. We help to implement the strategy and render ongoing service and analytical support.

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

The target market for our liquidity products and services is primarily bank trust departments, investment advisors, and corporations located in the United States. The number of bank and non-bank clients utilizing our liquidity products and services totaled approximately 1,000 at December 31, 2000. Total assets invested in liquidity funds, including REPO, totaled $24 billion at December 31, 2000.

Our principal competitors in liquidity products and services include Federated Investors, Inc.; Fidelity Management Corporation; Goldman, Sachs & Co.; and PNC Bank; and other mutual fund complexes that market to institutional investors; and individual bank proprietary and common trust funds. A potential customer of liquidity services considers the price and performance of investment products and diverse product offerings, as well as the ease of investment through an automated sweep system. Revenues from liquidity management fees offered to investment advisors and corporations accounted for approximately 3 percent of consolidated revenues in 2000.

Mutual Fund Services

We provide administration and distribution services to mutual funds and other pools of money sponsored or held by banks, insurance firms, and investment companies for which the client serves as the investment advisor. We provide all required fund accounting and shareholder services including investment tracking, transaction processing, pricing, investment and tax reporting, regulatory compliance and daily support. Our distribution services focus on identifying distribution opportunities and establishing product and program strategies that will assist the client in attracting and retaining assets. This includes assistance with developing and executing business and marketing plans. Additionally, we maintain an office in Dublin, Ireland that offers administrative services, distribution consulting services, and marketing support services to fund complexes in international markets. Our multidisciplinary global team is experienced in administering a full range of investment structures including mutual funds, money funds, hedge funds, and separate accounts. These services are closely integrated with those of our domestic services group.

The market for fund services and products consists primarily of banks, insurance companies, and investment managers. However, we are diversifying our business to offshore funds and hedge funds. As a result of legislation repealing Glass-Steagall provisions, banks may now perform securities distribution services themselves under the Financial Modernization Act. In addition, consolidations in the banking industry may reduce the number of bank proprietary fund complexes in existence. At December 31, 2000 we provided fund services to 40 banks, investment management companies, and insurance firms with proprietary mutual fund assets of approximately $194 billion. At December 31, 2000 we provided fund services to 25 offshore and hedge fund clients with assets of approximately $6 billion. Our contracts with mutual fund complexes have initial terms ranging from two to five years.

Our principal competitors for mutual fund services include The BISYS Group, Federated Investors, Inc., PFPC/First Data Investor Services Group, State Street Bank, and Investment Company Administrators. Potential customers of mutual fund services consider the price of such services, the performance of its administrative and other support services such as legal and marketing, and the integration of such services provided through our proprietary software. Revenues from mutual fund services accounted for approximately 21 percent of consolidated revenues in 2000.

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

Our approach is to expand existing business lines into a coherent global business consistent with our United States strategy of providing portfolio solution offerings rather than product sales. Allocation of assets among the portfolio's specialist money managers and directing and evaluating the investment services provided by these selected managers is the cornerstone of our global investment strategy. Additionally, our services include the delivery of local investment management as part of a portfolio solution and local distribution and marketing. For example, in South Africa, we have assembled an investment advisory team that markets institutional asset management programs to pension and insurance industries. In Argentina and Mexico we have established investment advisory firms to offer our asset management services to high-net-worth investors. In Taiwan and Korea our joint ventures offer asset management solutions to institutions and high-net-worth individuals.

The global market for financial services is highly competitive. We must consider the regulatory and financial constraints that exist in a foreign market. Additionally we will have to overcome recognition and branding hurdles caused by lack of a track record in a particular market. We attempt to overcome these obstacles by purchasing or partnering with local firms with an established presence in the market. This also helps us in making decisions about product packaging and distribution strategies because we get access to a staff that understands the culture. Revenues from other investment products and services accounted for approximately 6 percent of consolidated revenues in 2000.

Other

Equity Investments
------------------

LSV Asset Management ("LSV"), is a partnership formed with three leading academics in the field of finance. LSV, a registered investment advisor, provides investment advisory services to institutions, including pension plans and investment companies. LSV is a value-oriented, contrarian money manager that offers a deep-value investment alternative. LSV utilizes a proprietary equity investment model to identify securities that are generally considered to be out of favor. LSV identifies stocks that exhibit below-average market expectations for future growth because these stocks typically produce superior future returns as their growth exceeds the pessimistic expectation of the market. LSV is currently the specialist-advisor to a portion of SEI Large Cap Value Fund and SEI Small Cap Value Fund. In addition, LSV is a portfolio manager to a portion of our global investment products. Approximately 23 percent of the total assets managed by LSV relate to our products. At December 31, 2000, our interest represented approximately 47 percent of the partnership's total interests.

Marketing and Sales
-------------------

We employ 18 sales representatives in Technology Services, 64 sales representatives in Asset Management, 21 sales representatives in Mutual Fund Services, and 27 sales representatives in Investments in New Business. These sales personnel operate from 19 offices located in Oaks, Pennsylvania; San Francisco and Irvine, California; Chicago, Illinois; Boston, Massachusetts; New York, New York; Dallas, Texas; Norcross, Georgia; Toronto, Ontario; Montreal, Quebec; Vancouver, British Columbia; Halifax, Nova Scotia; Paris, France; Dublin, Ireland; Johannesburg, South Africa; Central Hong Kong, Hong Kong; Buenos Aires, Argentina, Mexico City, Mexico; and Berkeley Square, London, United Kingdom.

Customers
---------

We currently serve approximately 5,500 clients. For the year ended December 31, 2000, no single customer accounted for more than 10 percent of revenues in any industry segment.

Development of New Products and Services
----------------------------------------

         Software products

Service to existing and potential customers is enhanced by substantial investment in improving existing software products and developing new products and services for the financial industry. To sustain and enhance our competitive position in the industry, we are committed to a continuous and high level of expenditures for research and development. We utilize numerous professionals solely dedicated to the design, development, and enhancement of our software products. New products are released when they are completed. Maintenance releases generally occur twice each year.

Banks are demanding technology tools to enhance their relationships with their investors. Our new Internet access products, which run in a service bureau environment, represent a new area of business within our bank technology business. StrataWeb(TM) is our Internet solution for accessing trust information. It provides clients' customers the ability to access real-time account information via the Internet. StrataWeb reduces the number of inquiry related phone calls and has e-mail capabilities, customizable features and a secure website, which can be integrated with a client's website.

TreasuryPoint is our first business-to-business e-commerce site that provides the tools that treasury and finance professionals need to make and execute balance sheet decisions. The public Internet site was introduced in late 1999, and provides short-term rate information, market commentary, and expert articles highlighting the latest trends in working capital management. In mid 2000 the Optimizer was introduced. The Optimizer will help clients to improve their daily investment and borrowing process, enhance their overall capabilities in the area of risk management, and improve capital structure decisions. This ASP service combines real-time market rates with a company's treasury policy, cash flow information, investment products and borrowing lines to determine the best financial solution for the company to implement each day. In late 2000, we began to offer an on-line trading application that will enable users of the Optimizer to implement electronically the investment decisions that the

Optimizer makes. The application also works independently and includes the first Internet trading platform providing single point access to a variety of top tier institutional money market funds.

We expended, including amounts capitalized, approximately $58,666,000 (9.8 percent of revenues) in 2000, $42,788,000 (9.4 percent of revenues) in 1999, and $24,866,000 (6.8 percent of revenues) in 1998 to design, develop, and modify existing or new products and services.

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

Our marketing efforts have focused on three main regions: Europe/South Africa, Asia, and Latin America. The initial strategy is to team with local partners to establish name recognition and distribution channels for our products and services. Our global asset management group has made major progress toward the creation of a distribution network during the past four years, including the establishment of an offshore fund family in Ireland, the acquisition of investment advisory firms in Argentina and Mexico, joint ventures in Taiwan, Korea, and France, and asset management contracts signed with European pension plans and several South African institutions. We have also opened an office in the United Kingdom.

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

Personnel

At February 28, 2001, we had approximately 1,700 full-time and 100 part-time employees. None of our employees are represented by a labor union. Management considers employee relations to be good.

Item 2.  Properties.
         ----------

Our corporate headquarters is located in Oaks, Pennsylvania. The corporate campus consists of six buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompasses approximately 265,000 square feet. Our data center and warehouse facility is housed in an additional 70,000 square feet of leased space in Wayne, Pennsylvania. We also lease an additional 67,500 square feet of space in Wayne for our mutual funds operation. All other offices that we lease aggregate 92,000 square feet. Additionally, we own a New York City condominium (3,400 square feet) used for business purposes. We are currently constructing two additional buildings and a parking structure that will be completed by the end of 2001.

Item 3.  Legal Proceedings.
         -----------------

There are no legal proceedings to which we are a party or to which any of our properties is subject which are expected to have a material adverse effect on our business.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

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

                                    PART II
                                    -------

Item 5. Market for the Registrant's Securities and Related Stockholder Matters.
        ----------------------------------------------------------------------

Price Range of Common Stock:
---------------------------

Our common stock is traded in the NASDAQ National Market System under the symbol SEIC. The following table shows the range of closing sales prices on the NASDAQ National Market System for the periods indicated.

2000                              High                           Low
----                              ----                           ---
First Quarter                     20 1/8                         14 9/24
Second Quarter                    24 7/12                        16 1/2
Third Quarter                     37 9/16                        21
Fourth Quarter                    62 27/32                       27 3/16

1999                              High                           Low
----                              ----                           ---
First Quarter                     19 7/8                         15
Second Quarter                    17 2/3                         13
Third Quarter                     17 1/4                         14 7/8
Fourth Quarter                    21 1/2                         12 43/48



As of February 28, 2001, there were approximately 1,500 shareholders of record. The Board of Directors declared a $.04 dividend in May and December of 2000, and a $.03 dividend in May and December of 1999. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis. All stock prices have been restated to reflect the three-for-one stock split paid in June 2000, and the two-for-one stock split to be paid in February 2001. (See Note 8 of the Notes to the Consolidated Financial Statements).

Item 6.  Selected Financial Data.
         -----------------------
(In thousands, except per share data)

The following table summarizes selected financial data for the five years in the period ended December 31, 2000. The historical selected financial data for each of the five years in the period ended December 31, 2000 are derived from, and are qualified by reference to, the financial statements which are included with
Item 8 in this report. These financial statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their reports. This data should be read in conjunction with the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

For the Year                                                 2000           1999         1998            1997          1996
=============================================================================================================================
Revenues............................................      $ 598,806     $  456,192   $  366,119      $  292,749    $  247,817
Expenses:
   Operating and development........................        279,024        215,216      180,937         148,536       129,776
   Sales and marketing..............................        154,984        126,184      103,834          84,770        68,719
   General and administrative.......................         16,839         12,298       13,463          13,931        13,235
                                                          ---------     ----------   ----------      ----------    ----------

Income from operations..............................        147,959        102,494       67,885          45,512        36,087
Gain on sale of investments available for sale......             --             --           --              --         1,097
Equity in the earnings of unconsolidated affiliate..          7,533          6,765        3,015              --            --
Interest income.....................................          6,419          2,285        1,558             983           808
Interest expense....................................         (2,293)        (2,375)      (2,575)         (2,488)          (48)
                                                          ---------     ----------   ----------      ----------    ----------
Income from continuing operations
   before income taxes..............................        159,618        109,169       69,883          44,007        37,944
Income taxes........................................         60,655         42,030       26,904          17,163        14,798
                                                          ---------     ----------   ----------      ----------    ----------
Income from continuing operations...................         98,963         67,139       42,979          26,844        23,146
Income (loss) from disposal of
   discontinued operations..........................             --          1,292          710              --       (16,335)
                                                          ---------     ----------   ----------      ----------    ----------
Net income..........................................      $  98,963     $   68,431   $   43,689      $   26,844    $    6,811
-----------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share from
   continuing operations (a)........................      $     .93     $      .63   $      .40      $      .25    $      .21
Basic earnings (loss) per common share from
   discontinued operations (a)......................             --            .01          .01              --          (.15)
                                                          ---------     ----------   ----------      ----------    ----------
Basic earnings per common share (a).................      $     .93     $      .64   $      .41      $      .25    $      .06
Shares used to calculate basic earnings per
   common share (a).................................        106,490        106,632      106,962         109,890       110,982
-----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share from
   continuing operations (a)........................      $     .87     $      .59   $      .37      $      .23    $      .20
Diluted earnings (loss) per common share from
   discontinued operations (a)......................             --            .01          .01              --          (.14)
                                                          ---------     ----------   ----------      ----------    ----------
Diluted earnings per common share (a)...............      $     .87     $      .60   $      .38      $      .23    $      .06
Shares used to calculate diluted earnings per
   common share (a).................................        113,820        113,826      114,756         115,416       116,184
-----------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per common share (a)........      $     .08     $      .07   $      .05      $      .05    $      .04
-----------------------------------------------------------------------------------------------------------------------------
Year-end Financial Position:
Cash and cash equivalents...........................      $ 159,576     $   73,206   $   52,980      $    16,891   $   13,167
Total assets........................................      $ 375,582     $  253,779   $  208,772      $   168,884   $  141,041
Short-term borrowings...............................      $      --     $       --   $       --      $        --   $   20,000
Long-term debt (including short-term portion).......      $  29,000     $   31,000   $   33,000      $    35,000   $       --
Shareholders' equity................................      $ 197,421     $   79,002   $   59,685      $    46,410   $   56,108
=============================================================================================================================

(a) All share and per share information has been adjusted to reflect the three-for-one stock split paid in June 2000 and the two-for-one stock split to be paid in February 2001. See Note 8 of the Notes to the Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------
                     (In thousands, except per share data)

This discussion reviews and analyzes the consolidated financial condition at December 31, 2000 and 1999, the consolidated results of operations for the past three years, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Selected Financial Data.

We are organized around our four business lines: Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. Financial information on each of these segments is reflected in Note 12 of the Notes to Consolidated Financial Statements included with item 8 to this report.

Forward-Looking Information
---------------------------

This discussion includes statements about future operations, strategies, and financial results. Forward-looking statements are based upon estimates and assumptions that involve risks and uncertainties, many of which are beyond our control or are subject to change. Although we believe our assumptions are reasonable, they could be inaccurate. Our actual future revenues and income could differ materially from our expected results. We have no obligation to publicly update or revise any forward-looking statements.

Results of Operations
---------------------

2000 Compared with 1999

Consolidated Overview
---------------------

Income Statement Data
(In thousands, except per common share data)

                                                                                                         PERCENT
                                                                        2000               1999           CHANGE
                                                                        ----               ----           ------
Revenues:
   Technology Services.....................................            $222,246           $184,759            20%
   Asset Management........................................             215,336            138,365            56%
   Mutual Fund Services....................................             126,885            110,083            15%
   Investments in New Business.............................              34,339             22,985            49%
                                                                       --------           --------
     Total revenues........................................            $598,806           $456,192            31%

Operating Income (Loss):
   Technology Services.....................................            $ 79,992           $ 61,022            31%
   Asset Management........................................              72,671             40,185            81%
   Mutual Fund Services....................................              27,688             24,221            14%
   Investments in New Business.............................             (15,553)           (10,636)          (46%)
   General and Administrative..............................             (16,839)           (12,298)          (37%)
                                                                       --------           --------
     Income from operations................................             147,959            102,494            44%

Other income, net..........................................              11,659              6,675            75%
                                                                       --------           --------
Income from continuing operations
   before income taxes.....................................             159,618            109,169            46%

Income taxes...............................................              60,655             42,030            44%
                                                                       --------           --------
Income from continuing operations..........................            $ 98,963           $ 67,139            47%

Diluted earnings per common share
   from continuing operations..............................            $    .87            $   .59            47%

Revenues increased 31 percent and earnings increased 47 percent during 2000. There are three primary factors underlying our recent growth in revenues and earnings: first, increased market acceptance of our products and services; second, leverage in our operations; and third, our portfolio of businesses.

Our products and services have been adopted by many companies, institutions, and intermediaries. Net asset flow into our funds from high-net-worth and institutional investors increased $12 billion during 2000 despite the recent volatility experienced in the capital markets. Sales to new clients and the delivery of new products and services to existing clients in our technology and outsourcing businesses increased during 2000, especially in the later half of the year. Our mutual fund outsourcing services are showing early signs of acceptance in new target markets of alternative investment managers and offshore fund sponsors.

We are also achieving economies of scale in most of our back-office and investment management operations as well as having many shared technology development projects. Our margins before taxes and interest increased to 24.7 percent during 2000 compared to the 22.5 percent realized during 1999.

During the past few years, our asset management business has been the primary driver in revenues and earnings growth. During the later half of 2000 when the capital markets were unstable, our technology business supported our growth. We believe this diverse range of markets we serve with our many products and services gives us some stability during times of short-term business volatility.

We intend to sustain revenues and earnings growth by delivering new products and services to our existing clients and maintaining a level of new sales. In addition, we will effectively utilize our current infrastructure to manage expenses across a high net incremental revenue base. However, mergers and acquisitions within the banking industry and any prolonged volatility in the capital markets could negate any expected growth in revenues and earnings.

The effective tax rate from continuing operations was 38.0 percent for 2000 and
38.5 percent for 1999.

Asset Balances
(In millions)

                                                                          As of December 31,             PERCENT
                                                                          ------------------
                                                                       2000                1999           CHANGE
                                                                       ----                ----           ------

Assets invested in equity and fixed income funds...........            $ 51,851           $ 41,695            24%
Assets invested in liquidity funds.........................              24,481             22,556             9%
                                                                       --------           --------
   Assets under management.................................              76,332             64,251            19%

Client proprietary assets under administration.............             200,113            170,787            17%
                                                                       --------           --------
   Assets under administration.............................            $276,445           $235,038            18%
                                                                       ========           ========

Assets under management consist of total assets for which we provide management services that are invested in our liquidity (money market and short-term mutual funds) and non-liquidity mutual funds (equity and fixed income funds). Assets under administration consist of total assets for which we provide management and administration services, including client proprietary fund balances for which we provide administration and/or distribution services.

Technology Services
-------------------

Technology Services provides trust technology outsourcing services to banks and other financial institutions through our TRUST 3000 product line. TRUST 3000 includes many integrated products and sub-systems that provide a complete investment accounting and management information system for trust institutions. Revenues are earned from monthly processing and software services fees, and project fees associated with the conversion of new and merging clients.

Trust operations outsourcing incorporates the TRUST 3000 product line within a package of services that includes investment management, custody and other back-office capabilities. Through this business, we handle a trust department's back-office administration function. Revenues are earned from processing and management fees.

                                                                                          DOLLAR            PERCENT
                                                      2000                1999            CHANGE             CHANGE
                                                      ----                ----            ------             ------
Revenues:
Trust technology services.................            $197,845           $163,465           $34,380             21%
Trust operations outsourcing..............              24,401             21,294             3,107             15%
                                                      --------           --------           -------
     Total revenues.......................             222,246            184,759            37,487             20%

Expenses:
Operating and development.................             111,100             92,763            18,337             20%
Sales and marketing.......................              31,154             30,974               180              1%
                                                      --------           --------           -------

     Total operating profits..............            $ 79,992           $ 61,022           $18,970             31%
                                                      ========           ========           =======

     Profit margin........................                  36%                33%               --             --


Trust Technology Services revenues increased largely due to increased sales activity in our core service bureau business. New sales in our core service bureau business during the past two years has primarily been driven by new clients and mergers in the large bank segment. We are also beginning to see increased interest from the regional bank segment. We recently signed four new clients from this segment that will generate over $5.2 million in future recurring revenues. Sales of new products and services to existing clients, has also contributed significantly to our recent growth in revenues. Many of our new products have received strong acceptance from our existing clients, because of our commitment to providing new services and improving existing services to our clients. We believe this stems from our extensive technology development agenda, and our ability to provide business solutions beyond software and processing. New sales and cross sales contributed approximately $15 million in additional recurring processing fees for 2000. Finally, brokerage services provided a significant revenue boost in 2000. Brokerage services allow a client to execute equity trades through SEI's captive broker/dealer.

Trust operations outsourcing revenues increased primarily due to an increase in assets under management that generated an additional $2.8 million in investment management fees from our outsourcing clients. The increase in assets under management was due to new sales activity and increased asset flow into our funds from existing clients. Processing fees remained relatively flat during 2000.

Operating profits and profit margin for Technology Services increased substantially during 2000. The increase in operating profits and profit margin were primarily due to the increase in revenues previously discussed and the leveragability inherent in our current infrastructure. Achieving real economies of scale in our operational groups provides us with the ability to maintain strong investment levels without hurting margins significantly. We believe these investments are critical to our long-term growth potential. As a percentage of sales, operating and development expenses remained the same at 50 percent and sales and marketing expenses decreased to 14 percent from 17 percent.

Our sales strategy in the short-term will remain focused on our core service bureau business and back-office outsourcing opportunities. For the intermediate and long-term, our sales strategy will be expanded to include global asset managers, especially in Europe. We will also be delivering new products to our existing clients that are expected to fuel our near term growth. In addition, we will continue to maintain a high level of investment in this business to take advantage of growth opportunities in the U.S and Europe. Specifically, investments will be made in globalizing TRUST 3000 and in the development of sales and service infrastructure in Europe. We are also focusing additional marketing and sales efforts towards other investment management financial services companies who are beginning to compete for high-net-worth investment management clients by offering trust services. Finally, we are constantly monitoring mergers and acquisitions within the banking industry that may affect our bank clients. Today, this remains as the major strategic issue facing this segment that could impact future growth.

Asset Management
----------------

The Asset Management segment provides investment solutions through various investment products and services distributed directly or through professional investment advisors, financial planners, and other financial intermediaries to institutional or high-net-worth markets. The primary products offered include diversified investment strategies and portfolios and back-office technology support. Revenues are earned through management fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of assets under management.



                                                                                              DOLLAR        PERCENT
                                                      2000                 1999               CHANGE         CHANGE
                                                      ----                 ----               ------         ------
Revenues:
Investment management fees................            $195,604           $120,291           $75,313             63%
Liquidity management fees.................              19,732             18,074             1,658              9%
                                                      --------           --------           -------
     Total revenues.......................             215,336            138,365            76,971             56%

Expenses:
Operating and development.................              60,339             38,153            22,186             58%
Sales and marketing.......................              82,326             60,027            22,299             37%
                                                        ------             ------            ------

     Total operating profits..............             $72,671            $40,185           $32,486             81%
                                                        ======             ======            ======

     Profit margin........................               34%                29%                  --             --

Investment management fees increased 63 percent primarily due to an increase in average assets under management driven by new sales in both our investment advisory and institutional asset management businesses. Average assets under management increased $12.2 billion or 53 percent to $34.9 billion during 2000, as compared to $22.7 billion during 1999. In our investment advisory business, we added approximately 1,900 new registered investment advisors to our network during 2000, bringing this total to about 7,600. In our institutional asset management business, we established 64 new client relationships during 2000, of which ten new clients funded over $100 million each. Some of these new clients included defined benefit plans, defined contribution plans, endowments and foundations and unions, which are new markets we have recently targeted. The increase in new sales in both businesses is the result of a growing interest and acceptance of our outsource business solution across a diverse range of clients.

The increase in liquidity management fees is directly related to assets under management, which increased $1 billion or 19 percent to $6.3 billion during 2000, as compared to $5.3 billion during 1999. Investor strategies seem to have been affected by the recent market volatility to move out of fixed-income and equity securities and into short-term liquid assets.

Operating profits and profit margin increased substantially during 2000 due to the substantial increase in revenues and the leveragability built into our operations. We have been able to control operating costs and continue to make investments in developing new products without substantially affecting margins. As a percentage of sales, operating and development expenses remained flat at 28 percent and sales and marketing expenses decreased to 38 percent from 43 percent.

Despite the recent volatility of the marketplace, we remain optimistic about our future business. We have a current backlog of almost $2.0 billion of client assets; we will be launching several new investment programs during 2001; and we will dedicate resources to expanding our services into new markets to further diversify this business. We are confident that our sales and product strategy will continue to provide new business to support future growth. However, continued volatility in the capital markets could have an effect on an investors investment strategy. If investors move funds out of higher margin investment products and into lower margin investment products or out of the market altogether, revenues and margins would also be affected. In addition, a significant devaluation in the capital markets would also affect revenues and margins.

Mutual Fund Services
--------------------

Mutual Fund Services provides administration and distribution services to proprietary mutual funds created by banks, insurance firms, and investment management companies. These services include fund administration and accounting, legal and compliance services, shareholder recordkeeping, and marketing. Revenues are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of the proprietary funds.


                                                                                          DOLLAR            PERCENT
                                                       2000                1999           CHANGE             CHANGE
                                                       ----                ----           ------             ------
Revenues..................................            $126,885           $110,083           $16,802             15%

Expenses:
Operating and development.................              77,484             68,759             8,725             13%
Sales and marketing.......................              21,713             17,103             4,610             27%
                                                       -------            -------            ------

     Total operating profits..............            $ 27,688           $ 24,221           $ 3,467             14%
                                                       =======            =======            ======

     Profit margin........................               22%                22%                  --             --

The increase in revenues was fueled by growth in average proprietary fund balances, which increased $44.3 billion or 30 percent to $193.5 billion during 2000 compared to $149.2 billion during 1999. Most of the growth in revenues resulted from new sales, especially in the investment management, offshore and hedge fund markets. Additionally, we made progress in cross selling products to our existing clients, mainly brokerage services. This growth reflects both the market acceptance of our business solutions and the product strategy that was instituted almost two years ago. However, total revenues were negatively affected by a decrease in average basis points earned because of fee concessions extended to existing clients in exchange for longer-term contracts and a reduction in the range of certain services to large bank clients.

Profit margin remained flat in 2000 because expenses increased at the same rate as revenues. Expenses rose because of continued investment in new technology and accelerating sales and marketing efforts targeting the investment management and offshore markets. As a percentage of sales, both operating and development and sales and marketing expenses remained relatively flat.

The demand for our services in the investment management, offshore and hedge fund markets has steadily risen. We will continue to focus our efforts in these markets because we believe these markets hold the greatest long-term growth potential for our services. The large bank market poses the most challenges because of significant changes during the past few years. Many of the largest banks with well-established complexes have grown their mutual funds to the point where they are less reliant on the services of an outsourcer. In addition, consolidations in the large bank market could negatively impact revenues. We are repositioning services by emphasizing value added information and technology products in this market.

Investments in New Business
---------------------------

Investments in New Business include of our global asset management initiatives that incorporate our investment products and services to provide investment solutions to institutional and high-net-worth investors outside the United States as well as other new business initiatives. Revenues are primarily earned through management fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of assets under management.

                                                                                              DOLLAR        PERCENT
                                                       2000                1999               CHANGE         CHANGE
                                                       ----                ----               ------         ------

Revenues..................................            $ 34,339           $ 22,985              $11,354          49%

Expenses:
Operating and development.................              30,101             15,541               14,560          94%
Sales and marketing.......................              19,791             18,080                1,711           9%
                                                        ------             ------               ------

     Total operating losses...............            $(15,553)          $(10,636)            $ (4,917)        (46%)
                                                        ======             ======              =======

     Profit margin........................              (45%)              (46%)                    --          --



The following table displays revenues by geographic region as a percentage of total segment revenues:


                                                                                 2000           1999
                                                                                 ----           ----
Europe/South Africa................................................              51%             30%
Canada.............................................................              28%             43%
Asia...............................................................               9%             19%
Other..............................................................              12%              8%
                                                                               -----          ------

     Total.........................................................             100%            100%

Our offshore initiatives seek to capitalize on international growth opportunities by designing products and creating distribution channels for these products outside North America. We experienced substantial revenue growth in the European/South African region. In Europe, the SEI-managed fund complex established in association with Mediolanum S.p.A had significant asset growth during the year. In South Africa, we received $600 million in new asset sales from eight new clients. Average assets under management from our offshore enterprises were $4.1 billion during 2000, as compared to $2.2 billion during 1999.

In Canada, we sold our consulting business in order to concentrate on our asset management business. Early results of that refocusing have been optimistic. We have received approximately $600 million in new assets from Canadian clients. Average assets under management from our Canadian operations were $1.2 billion during 2000, as compared to $697 million during 1999.

Although the pace of global asset gathering and revenue recognition continued to accelerate, we also accelerated the pace of our investment efforts, especially in the European region. We have recently formed an investment team in London to support our global business, a marketing and service team in London to focus on the U.K. pension market, and a marketing and investment operation in France as part of our joint venture with HSBC-CCF. We will continue to focus sales efforts in Canada and other countries as well. We believe that global expansion is an area of significant long-term growth for our firm. We will continue to make significant investments in our global initiatives and expect to incur losses in 2001.

General and Administrative
--------------------------

General and administrative expenses increased 37 percent to $16,839 for 2000 from $12,298 for 1999. As a percentage of total consolidated revenues, general and administrative expenses were 3 percent in 2000 and 1999.

Other Income
------------

Other income includes our interest in the partnership LSV Asset Management ("LSV"). LSV is a registered investment advisor, which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of SEI-sponsored investment products. Our interest in LSV was approximately 47 percent during 2000 and 1999. Our vested interest in LSV's net earnings for 2000 was $7,533, as compared to $6,765 for 1999. The increase in our portion of LSV's net earnings was due to an increase in assets under management. Average assets under management for LSV were $4.8 billion during 2000, as compared to $4.4 billion during 1999.

Interest income for 2000 was $6,419, as compared to $2,285 for 1999. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for 2000 was $2,293 as compared to $2,375 for 1999. Interest expense primarily relates to the issuance of long-term debt in early 1997 (See
Note 7 of the Notes to Consolidated Financial Statements).

1999 Compared with 1998

Consolidated Overview
---------------------

Income Statement Data
(In thousands, except per common share data)                                                             PERCENT
                                                                        1999               1998           CHANGE
                                                                        ----               ----           ------
Revenues:
 Technology Services.....................................              $184,759           $167,484            10%
 Asset Management........................................               138,365             90,056            54%
 Mutual Fund Services....................................               110,083             95,136            16%
 Investments in New Business.............................                22,985             13,443            71%
                                                                     ----------         ----------
  Total revenues.........................................              $456,192           $366,119            25%

Operating Income (Loss):
 Technology Services.....................................              $ 61,022           $ 46,793            30%
 Asset Management........................................                40,185             19,881           102%
 Mutual Fund Services....................................                24,221             24,993            (3%)
 Investments in New Business.............................               (10,636)           (10,319)           (3%)
 General and Administrative..............................               (12,298)           (13,463)            9%
                                                                       --------           --------
   Income from operations................................               102,494             67,885            51%

Other income, net........................................                 6,675              1,998           234%
                                                                      ---------          ---------
Income from continuing operations
   before income taxes...................................               109,169             69,883            56%

Income taxes.............................................                42,030             26,904            56%
                                                                         ------             ------
Income from continuing operations........................               $67,139            $42,979            56%

Diluted earnings per common share
   from continuing operations............................               $   .59            $   .37            57%


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


Asset Balances
(In millions)
                                                                          As of December 31,             PERCENT
                                                                          ------------------
                                                                       1999                1998           CHANGE
                                                                       ----                ----           ------
Assets invested in equity and fixed income funds...........           $ 41,695          $  24,994           67%
Assets invested in liquidity funds.........................             22,556             19,971           13%
                                                                      --------           --------
 Assets under management...................................             64,251             44,965           43%

Client proprietary assets under administration.............            170,787            133,407           28%
                                                                       -------            -------
  Assets under administration..............................           $235,038           $178,372           32%



Technology Services
-------------------
                                                                                          DOLLAR           PERCENT
                                                      1999                1998            CHANGE            CHANGE
                                                      ----                ----            ------            ------
Revenues:
Trust technology services.................          $163,465           $ 150,961           $12,504              8%
Trust operations outsourcing..............            21,294              16,523             4,771             29%
                                                    --------           ---------           -------
   Total revenues.........................           184,759             167,484            17,275             10%

Expenses:
Operating and development.................            92,763              91,175             1,588              2%
Sales and marketing.......................            30,974              29,516             1,458              5%
                                                    --------           ---------           -------

   Total operating profits................          $ 61,022           $  46,793           $14,229             30%


   Profit margin..........................                33%                 28%               --             --

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

Asset Management
----------------

                                                                                              DOLLAR        PERCENT
                                                      1999                 1998               CHANGE         CHANGE
                                                      ----                 ----               ------         ------
Revenues:
Investment management fees................          $120,291             $75,669              $44,622          59%
Liquidity management fees.................            18,074              14,387                3,687          26%
                                                    --------             -------              -------
   Total revenues.........................           138,365              90,056               48,309          54%

Expenses:
Operating and development.................            38,153              25,672               12,481          49%
Sales and marketing.......................            60,027              44,503               15,524          35%
                                                    --------             -------              -------

   Total operating profits................          $ 40,185             $19,881              $20,304         102%


   Profit margin..........................                29%                 22%                  --          --

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

Operating profits and profit margin increased substantially during 1999. Profit margin improvement resulted from two primary factors. First, our ability to leverage on our existing infrastructure allowed us to increase revenues while controlling variable operating costs. As a percentage of sales, operating and development expenses decreased to 28 percent from 29 percent and sales and marketing expenses decreased to 43 percent from 49 percent. Second, we introduced new investment programs and initiatives to our existing clients. This provided opportunities to generate additional revenues from our existing client base.

Mutual Fund Services
--------------------

                                                                                          DOLLAR            PERCENT
                                                       1999                1998           CHANGE             CHANGE
                                                       ----                ----           ------             ------
Revenues..................................          $110,083            $95,136            $14,947             16%

Expenses:
Operating and development.................            68,759             53,794             14,965             28%
Sales and marketing.......................            17,103             16,349                754              5%
                                                    --------            -------            -------

   Total operating profits................           $24,221            $24,993            $  (772)            (3%)


   Profit margin..........................                22%                26%                --              --

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

Investments in New Business
---------------------------

                                                                                              DOLLAR        PERCENT
                                                       1999                1998               CHANGE         CHANGE
                                                       ----                ----               ------         ------
Revenues..................................            $ 22,985           $ 13,443            $9,542             71%

Expenses:
Operating and development.................              15,541             10,296             5,245             51%
Sales and marketing.......................              18,080             13,466             4,614             34%
                                                        ------             ------            ------

     Total operating losses...............            $(10,636)          $(10,319)          $  (317)            (3%)
                                                        ======             ======            ======

     Profit margin........................              (46%)              (77%)                 --              --

The following table displays revenues by geographic region as a percentage of total segment revenues:

                                                                               1999           1998
                                                                               ----           ----
Canada.............................................................              43%            76%
Europe/South Africa................................................              30%            16%
Asia...............................................................              19%            --
Latin America......................................................               8%             8%
                                                                             ------         ------

   Total...........................................................             100%           100%

Our offshore enterprises are looking to capitalize on international growth opportunities by creating distribution channels for our investment products and services outside North America. Our efforts are currently focused on certain selected regions: Europe/South Africa, Asia, and Latin America. These offshore enterprises accounted for approximately 57 percent of total segment revenues in 1999, as compared to 22 percent in 1998. We experienced substantial revenue growth in the European/South African and Asian regions. In the European/South Africa region, we introduced an SEI-managed fund complex in association with Mediolanum S.p.A, an Italian insurance company, into the Italian marketplace earlier this year. Our Korean joint venture, which was initiated in March 1999, accounts for all revenue growth in the Asian region. Average assets under management from our offshore enterprises were $2.2 billion during 1999, as compared to $438 million during 1998.

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

General and Administrative
--------------------------

General and administrative expenses decreased 9 percent to $12,298 for 1999 from $13,463 for 1998. As a percentage of total consolidated revenues, general and administrative expenses were 3 percent in 1999, as compared to 4 percent in 1998. The decrease in general and administrative expenses is primarily due to a reduction in personnel and facility-related costs in corporate overhead groups.

Other Income
------------

Other income includes our interest in the partnership LSV Asset Management ("LSV"). LSV is a registered investment advisor which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of SEI-sponsored investment products. Our interest in LSV was approximately 47 percent during 1999 and approximately 45 percent during 1998. Our vested interest in LSV's net earnings for 1999 was $6,765, as compared to $3,015 for 1998. The increase in our portion of LSV's net earnings was due to an increase in assets under management. Average assets under management for LSV were $4.4 billion during 1999, as compared to $2.6 billion during 1998.

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

Liquidity and Capital Resources
-------------------------------

                                                                            2000             1999              1998
                                                                            ----             ----              ----
Net cash provided by operating activities......................          $148,263         $107,952           $119,898
Net cash used in investing activities..........................           (39,533)         (21,829)           (31,702)
Net cash used in financing activities..........................           (22,360)         (65,897)           (52,107)
                                                                         --------         --------           --------
Net increase in cash and cash equivalents......................            86,370           20,226             36,089

Cash and cash equivalents, beginning of year...................            73,206           52,980             16,891
                                                                         --------         --------           --------
Cash and cash equivalents, end of year.........................          $159,576         $ 73,206           $ 52,980
                                                                         ========         ========           ========

Cash requirements and liquidity needs are primarily funded through operations and our capacity for additional borrowing. We currently have a line of credit agreement that provides for borrowings of up to $50.0 million. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement (See Note 6 of the Notes to Consolidated Financial Statements). At December 31, 2000, the unused sources of liquidity consisted of unrestricted cash and cash equivalents of $147.7 million and the unused portion of the line of credit of $50.0 million.

Cash flow generated from operations in 2000, 1999, and 1998 primarily resulted from an increase in income. In addition, the tax benefit received from stock options exercised increased substantially due to the rapid rise in our stock price during the past three years, especially during 2000. The tax benefit on stock options exercised was previously included in the cash flows from financing activities in 1999 and 1998. The prior years have been reclassified to conform with the current year presentation. Receivables from regulated investment companies increased in 2000, 1999, and 1998 primarily due to an increase in assets under management. These balances were received in the following month. Additionally, the increase in receivables during 2000 and 1999 is due to timing differences between services provided and contractual billing schedules.

Cash flows from investing activities are principally affected by capital expenditures, including capitalized software development costs. Capital expenditures in 2000, 1999, and 1998 included significant costs, including equipment and furniture and fixtures associated with the expansion of our corporate headquarters. Currently, we are constructing two additional buildings and a parking structure that will be completed by the end of 2001. Total cost of the expansion is estimated at $25.0 million. The additional buildings are necessary due to growth in our primary business lines. Capitalized software development costs in 1998 included significant investments in the TRUST 3000 product line, especially the open architecture project, and a concentrated effort to address Year 2000 compliance issues. Also, we initiated the startup of a new Company-sponsored investment product, an Insurance Product Trust, in which we invested approximately $16.0 million. We expect these funds will remain invested until at least late 2001. These investments are classified as Investments available for sale on the Consolidated Balance Sheets.

Cash flows from financing activities are primarily affected by debt and equity transactions. Principal payments are made annually from the date of issuance while interest payments are made semi-annually (See Note 7 of the Notes to Consolidated Financial Statements). We continued our common stock repurchase program. Approximately 1.1 million shares of our common stock were acquired at a cost of $24.8 million during 2000 pursuant to an open market stock purchase authorization of $453.4 million made by the Board of Directors. As of March 16, 2001, we still had $55.7 million remaining authorized for the purchase of our common stock. Proceeds received from the issuance of common stock results from stock option exercise activity. Cash dividends of $.08 per share were declared in 2000 and $.07 in 1999. The Board of Directors has indicated its intention to continue making cash dividend payments.

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

A provision for the disposal of CR was established in late 1996 for $16,335. In 1998, sub-lease agreements were finalized in connection with certain operating lease arrangements for facilities used by CR. As a result, the original discontinued operations provision was overstated and accordingly was reduced by $1,154, net of tax expense of $444, and is reflected in Income from disposal of discontinued operations on the Consolidated Statements of Operations.

In 1997, the remaining net assets of CR were sold to a private investment firm for a specified amount of cash at closing along with a note. In 1999, we accepted $2,100,000 as satisfaction for the entire outstanding balance on the note and this was recorded as a gain, net of tax expense of $808,000 and is reflected in Income from disposal of discontinued operations on the Consolidated Statements of Operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

We do have a number of satellite offices located outside the United States that conduct business in the local currencies of that country. We do not use foreign currency exchange contracts or other types of derivative financial investments to hedge local currency cash flows. All foreign operations only account for approximately 7 percent of total consolidated revenues. Due to this limited activity, we do not expect any material loss with respect to foreign currency risk.

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

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------


Index to Financial Statements:

          Report of Independent Public Accountants
          Consolidated Balance Sheets -- December 31, 2000 and 1999
          Consolidated Statements of Operations -- For the years ended
             December 31, 2000, 1999, and 1998
          Consolidated Statements of Shareholders' Equity -- For the years ended
             December 31, 2000, 1999, and 1998
          Consolidated Statements of Cash Flows -- For the years ended December
             31, 2000, 1999, and 1998
          Notes to Consolidated Financial Statements
          Schedule II -- Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SEI Investments Company:


We have audited the accompanying consolidated balance sheets of SEI Investments Company (a Pennsylvania corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEI Investments Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

                                                            ARTHUR ANDERSEN LLP

Philadelphia, Pa.
     January 26, 2001 (except with respect to the matter discussed in Note 8, as to which the date is February 14, 2001)

                      Consolidated Balance Sheets                                                 SEI Investments Company
                      (In thousands)                                                                     and Subsidiaries

                      December 31,                                                             2000                1999
                      ===================================================================================================
Assets                Current Assets:
                      Cash and cash equivalents (including restricted
                      cash of $11,900 in 2000)...................................            $159,576            $ 73,206
                      Receivables from regulated investment
                         companies...............................................              27,607              24,179
                      Receivables, net of allowance for doubtful
                         accounts of $1,700......................................              47,404              33,554
                      Deferred income taxes......................................               9,030              10,934
                      Prepaid expenses and other current assets..................               5,414               5,119
                                                                                             --------            --------

                          Total Current Assets...................................             249,031             146,992
                                                                                             --------            --------

                      Property and Equipment, net of accumulated
                         depreciation and amortization of $83,874
                         and $71,415.............................................              75,111              65,640
                                                                                             --------            --------

                      Capitalized Software, net of accumulated
                         amortization of $11,733 and $9,838......................              12,823              15,626
                                                                                             --------            --------

                      Investments Available for Sale.............................              20,294               6,704
                                                                                             --------            --------

                      Other Assets, net..........................................              18,323              18,817
                                                                                             --------            --------

                                                                                             $375,582            $253,779

                      ---------------------------------------------------------------------------------------------------

                      The accompanying notes are an integral part of these financial statements.

                      Consolidated Balance Sheets                                                 SEI Investments Company
                      (In thousands, except par value)                                                   and Subsidiaries

                      December 31,                                                            2000               1999
                      ---------------------------------------------------------------------------------------------------
Liabilities           Current Liabilities:
and
Shareholders'         Current portion of long-term debt...........................          $  2,000           $  2,000
Equity                Accounts payable............................................             6,721              7,397
                      Accrued compensation........................................            49,890             39,846
                      Accrued proprietary fund services...........................            14,834             11,562
                      Accrued consulting services.................................             8,200              7,342
                      Other accrued liabilities...................................            48,358             51,451
                      Deferred revenue............................................            16,450             19,320
                                                                                            --------           --------

                          Total Current Liabilities...............................           146,453            138,918
                                                                                            --------           --------

                      Long-term Debt..............................................            27,000             29,000
                                                                                            --------           --------

                      Deferred Income Taxes.......................................             4,708              6,859
                                                                                            --------           --------


                      Commitments and Contingencies (Note 10)

                      Shareholders' Equity:
                      Series Preferred stock, $.05 par value,
                         60 shares authorized; no shares issued
                         and outstanding..........................................                --                 --
                      Common stock, $.01 par value,
                         750,000 shares authorized; 108,560 and
                         17,692 shares issued and outstanding.....................             1,086                177
                      Capital in excess of par value..............................           125,473             71,501
                      Retained earnings...........................................            72,521              7,373
                      Accumulated other comprehensive losses......................            (1,659)               (49)
                                                                                            --------           --------

                          Total Shareholders' Equity..............................           197,421             79,002
                                                                                            --------           --------

                                                                                            $375,582           $253,779

                      -------------------------------------------------------------------------------------------------

                     The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations                    SEI Investments Company
(In thousands, except per share data)                           And Subsidiaries

Year Ended December 31,                                                            2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------
Revenues................................................................         $598,806          $456,192         $366,119
Expenses:
    Operating and development...........................................          279,024           215,216          180,937
    Sales and marketing.................................................          154,984           126,184          103,834
    General and administrative..........................................           16,839            12,298           13,463
                                                                                 --------          --------         --------

Income from operations..................................................          147,959           102,494           67,885

Equity in the earnings of unconsolidated affiliate......................            7,533             6,765            3,015
Interest income.........................................................            6,419             2,285            1,558
Interest expense........................................................           (2,293)           (2,375)          (2,575)
                                                                                 --------          --------         --------
Income from continuing operations before income taxes...................          159,618           109,169           69,883

Income taxes............................................................           60,655            42,030           26,904
                                                                                 --------          --------         --------

Income from continuing operations.......................................           98,963            67,139           42,979

Income from disposal of discontinued operations,
   net of income tax expense of $808 and $404...........................               --             1,292              710
                                                                                 --------          --------         --------

Net income..............................................................         $ 98,963          $ 68,431         $ 43,689

----------------------------------------------------------------------------------------------------------------------------

Basic earnings per common share:
    Earnings per common share from continuing operations................         $    .93          $    .63         $    .40
    Earnings per common share from discontinued operations..............               --               .01              .01
                                                                                 --------          --------         --------

Basic earnings per common share.........................................         $    .93          $    .64         $    .41

----------------------------------------------------------------------------------------------------------------------------

Diluted earnings per common share:
    Earnings per common share from continuing operations................         $    .87          $    .59         $    .37
    Earnings per common share from discontinued operations..............               --               .01              .01
                                                                                 --------          --------         --------

Diluted earnings per common share.......................................         $    .87          $    .60         $    .38

----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders' Equity          SEI Investments Company
(In thousands)                                                  and Subsidiaries

                                                                                            Accumulated Other
                                                                                           Comprehensive Losses
                                                                                       -----------------------------
                                                                                        Cumulative    Unrealized
                                                                                          Foreign       Holding
                                                                 Capital                 Currency     Gain (Loss)       Total
                                              Common Stock     In Excess of  Retained   Translation       on        Shareholders'
                                           ------------------
                                            Shares    Amount    Par Value    Earnings   Adjustments   Investments      Equity
----------------------------------------------------------------------------------------------------------------------------====
Balance, December 31, 1997...............   17,767      178       46,724          --        (417)          (75)           46,410
Comprehensive income:
   Net income............................       --       --           --      43,689          --            --            43,689
   Foreign currency translation
     adjustments.........................       --       --           --          --           9            --                 9
   Unrealized gain on investments........       --       --           --          --          --            26                26
                                                                                                                        --------
Total comprehensive income...............                                                                                 43,724
Purchase and retirement of common
     stock...............................     (898)      (9)     (21,998)    (35,566)         --            --           (57,573)
Issuance of common stock under the
     employee stock purchase plan........       28       --        1,524          --          --            --             1,524
Issuance of common stock upon
     exercise of stock options...........      964       10       11,262          --          --            --            11,272
Tax benefit on stock options exercised...       --       --       20,029          --          --            --            20,029
Cash dividends...........................       --       --           --      (5,701)         --            --            (5,701)
----------------------------------------------------------------------------------------------------------------------------====

Balance, December 31, 1998...............   17,861     $179     $ 57,541    $  2,422       $(408)         $(49)         $ 59,685
Comprehensive income:
   Net income............................       --       --           --      68,431          --            --            68,431
   Foreign currency translation
     adjustments.........................       --       --           --          --         (61)           --               (61)
   Unrealized gain on investments........       --       --           --          --          --           469               469
                                                                                                                        --------
Total comprehensive income...............                                                                                 68,839
Purchase and retirement of common
     stock...............................     (689)      (7)      (9,753)    (56,403)         --            --           (66,163)
Issuance of common stock under the
     employee stock purchase plan........       25       --        2,066          --          --            --             2,066
Issuance of common stock upon
     exercise of stock options...........      495        5        6,591          --          --            --             6,596
Tax benefit on stock options exercised...       --       --       15,056          --          --            --            15,056
Cash dividends...........................       --       --           --      (7,077)         --            --            (7,077)
----------------------------------------------------------------------------------------------------------------------------====

Balance, December 31, 1999...............   17,692     $177     $ 71,501    $  7,373       $(469)         $420          $ 79,002

----------------------------------------------------------------------------------------------------------------------------====

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders' Equity          SEI Investments Company
(In thousands)                                                  and Subsidiaries

                                                                                             Accumulated Other
                                                                                            Comprehensive Losses
                                                                                        -----------------------------
                                                                                            Cumulative   Unrealized
                                                                                              Foreign      Holding
                                                                  Capital                     Currency    Gain (Loss)     Total
                                               Common Stock     In Excess of    Retained    Translation       On       Shareholders'
                                            ------------------
                                             Shares     Amount    Par Value     Earnings    Adjustments   Investments     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999.................   17,692   $    177     $ 71,501     $ 7,373      $ (469)     $    420      $ 79,002
Comprehensive income:
   Net income..............................       --         --           --      98,963          --            --        98,963
   Foreign currency translation
     adjustments.................  ........       --         --           --          --        (267)           --          (267)
   Unrealized loss on investments..........       --         --           --          --          --        (1,343)       (1,343)
                                                                                                                         --------
Total comprehensive income.................                                                                               97,353
Stock split adjustment.....................   89,709        897           --        (897)         --            --            --
Purchase and retirement of common
     stock.................................     (226)        (2)        (518)    (24,323)         --            --       (24,843)
Issuance of common stock under the
     employee stock purchase plan..........       46          1        3,144          --          --            --         3,145
Issuance of common stock upon
     exercise of stock options.............    1,339         13        9,111          --          --            --         9,124
Tax benefit on stock options exercised.....       --         --       42,235          --          --            --        42,235
Cash dividends.............................       --         --           --      (8,595)         --            --        (8,595)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000.................  108,560   $  1,086     $125,473     $72,521     $  (736)     $   (923)     $197,421

------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows                    SEI Investments Company
(In thousands)                                                  and Subsidiaries

Year Ended December 31,                                                                2000             1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income...................................................................        $ 98,963         $ 68,431          $ 43,689

Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization......................................          17,305           15,793            15,688
          Provision for losses on receivables................................              --              500                --
          Equity in the earnings of unconsolidated affiliate.................          (7,533)          (6,765)           (3,015)
          Write-off of capitalized software and intangibles..................           3,737            1,204             7,494
          Tax benefit on stock options exercised.............................          42,235           15,056            20,029
          Deferred income tax expense (benefit)..............................             349           (3,483)           (3,608)
          Discontinued operations............................................              --           (1,292)             (710)
          Other..............................................................           4,055              194             3,450
          Change in current assets and liabilities:
              Decrease (increase) in:
                  Receivables from regulated investment companies............          (3,428)          (5,180)           (4,547)
                  Receivables................................................         (13,850)          (6,135)            2,121
                  Prepaid expenses and other current assets..................            (295)             894             9,110
              Increase (decrease) in:
                  Accounts payable...........................................            (676)             592             1,007
                  Accrued compensation.......................................          10,044            7,741            11,208
                  Accrued proprietary fund services..........................           3,272            1,192               558
                  Accrued consulting services................................             858            1,000             3,674
                  Other accrued liabilities..................................          (3,903)          12,401             7,397
                  Deferred revenue...........................................          (2,870)           5,809             6,353
                                                                                   ----------       --------------    ----------

              Total adjustments..............................................          49,300           39,521            76,209
                                                                                   ----------       --------------    ----------

           Net cash provided by operating activities.........................        $148,263         $107,952          $119,898

--------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows                    SEI Investments Company
(In thousands)                                                  and Subsidiaries

Year Ended December 31,                                                                2000             1999             1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

     Additions to property and equipment.....................................          (27,188)        (17,254)          (21,774)
     Additions to capitalized software.......................................             (449)         (1,362)           (6,719)
     Purchase of investments available for sale..............................          (17,660)         (3,114)           (3,620)
     Sale of investments available for sale..................................            2,495             620               994
     Other...................................................................            3,269            (719)             (583)
                                                                                    -------------   ---------------   -------------

          Net cash used in investing activities..............................          (39,533)        (21,829)          (31,702)

Cash flows from financing activities:

     Payments on long-term debt..............................................           (2,000)         (2,000)           (2,000)
     Purchase and retirement of common stock.................................          (24,843)        (65,970)          (55,156)
     Proceeds from issuance of common stock..................................           12,269           8,470            10,379
     Payment of dividends....................................................           (7,786)         (6,397)           (5,330)
                                                                                    -------------   ---------------   -------------

          Net cash used in financing activities..............................          (22,360)        (65,897)          (52,107)
                                                                                    -------------   ---------------   -------------

Net increase in cash and cash equivalents....................................           86,370          20,226            36,089

Cash and cash equivalents, beginning of year.................................           73,206          52,980            16,891
                                                                                    -------------   ---------------   -------------

Cash and cash equivalents, end of year.......................................         $159,576         $73,206           $52,980

-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements               SEI Investments Company
                                                                and Subsidiaries

Note 1 - Summary of Significant Accounting Policies:

         Nature of Operations - SEI Investments Company (the "Company") is organized around its four primary business lines: Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. Technology Services, which accounted for 37 percent of consolidated revenues in 2000, includes the Trust 3000 product line and trust operations outsourcing. Asset Management, which accounted for 36 percent of consolidated revenues in 2000, provides investment solutions through various investment products and services distributed directly or through professional investment advisors, financial planners, and other financial intermediaries to institutional and high-net-worth markets. Mutual Fund Services, which accounted for 21 percent of consolidated revenues in 2000, provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. Investments in New Business, which accounted for 6 percent of consolidated revenues in 2000, consists of the Company's Canadian and international operations which provide investment advisory services globally through investment products and services.

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

         Cash and Cash Equivalents - Cash and cash equivalents included $121,300,000 primarily invested in SEI Daily Income Trust in 2000, and $72,874,000 primarily invested in SEI Tax Exempt Trust in 1999, which are mutual funds sponsored by SIMC. Approximately $11,900,000 of cash is restricted for the excusive benefit of customers related to our brokerage services provided by SIDCO. Interest income for 2000, 1999, and 1998 was $6,419,000, $2,285,000, and $1,558,000, respectively (See
         Note 13).

         Property and Equipment - Property and Equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                                Estimated
                                                                                                              Useful Lives
                                                                  2000                    1999                 (In Years)
         ----------------------------------------------------------------------------------------------------------------------
         Equipment.....................................          $71,377,000            $62,437,000                 3 to 5
         Buildings.....................................           34,695,000             34,676,000               25 to 39
         Land..........................................            9,345,000              7,686,000                    N/A
         Purchased software............................           16,035,000             13,302,000                      3
         Furniture and fixtures........................           14,230,000             12,554,000                 3 to 5
         Leasehold improvements........................            7,313,000              6,400,000             Lease Term
         Construction in progress......................            5,990,000                     --                    N/A
                                                             ---------------       ----------------

                                                                 158,985,000            137,055,000
         Less:  Accumulated depreciation
            and amortization...........................          (83,874,000)           (71,415,000)
                                                             ---------------       ----------------

         Property and Equipment, net...................          $75,111,000            $65,640,000

         ----------------------------------------------------------------------------------------------------------------------

Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred. Construction in progress relates to the expansion of our corporate headquarters. Depreciation expense was $15,410,000, $14,193,000, and $12,429,000 in 2000, 1999, and 1998,
respectively.

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

Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of 7.6 years.

Capitalized software development costs consist primarily of salary, consulting, and computer costs incurred to develop new products and enhancements to existing products. During 2000, 1999, and 1998, software development costs of $449,000, $1,362,000, and $6,719,000 were capitalized, respectively. Amortization expense was $1,895,000, $1,600,000, and $3,259,000 in 2000, 1999, and 1998,
respectively, and is included in Operating and development expense on the accompanying Consolidated Statements of Operations.

Management continually evaluates the recoverability of existing software products, as well as strategies for new software products. The assessment as to the recoverability of existing software products includes an evaluation of expected future revenues and cash flows, acceptability of the product in the market, the ability to support the product in a cost-effective manner, and technological enhancements. In 2000, 1999, and 1998 management determined that certain software products were considered either obsolete or incapable of producing the future cash flows that were originally anticipated. As a result, the Company wrote off net capitalized software development costs of $1,357,0000, $1,204,000, and $4,832,000 in 2000, 1999, and 1998, respectively.

Statements of Cash Flows - For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash paid/received during the year is as follows:

                                                                  2000              1999              1998
                                                                  ----              ----              ----
           Interest paid.................................    $  2,220,000      $  2,364,000       $  2,598,000
           Interest and dividends received...............       5,921,000         2,552,000          1,467,000
           Income taxes paid (Federal and state).........      49,134,000        23,175,000         12,514,000


Revenue Recognition - Principal sources of revenues are information processing and software services, management, administration, and distribution of mutual funds, brokerage and consulting services, and other asset management products and services. Revenues from these services are recognized in the periods in which they are performed. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned.

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

Foreign Currency Translation - The assets and liabilities of foreign operations are translated into U.S. dollars using the rates of exchange at year end. The results of operations are translated into U.S. dollars at the average daily exchange rates for the period. All foreign currency transaction gains and losses are included in income in the periods in which they occur, and are immaterial for each of the three years in the period ended December 31, 2000.

Earnings Per Share - The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Pursuant to SFAS 128, dual presentation of basic and diluted earnings per common share is required on the face of the statements of operations for companies with complex capital structures. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. All earnings per common share and common share information has been restated to reflect the three-for-one split paid on June 19, 2000 and the two-for-one split to be paid on February 28, 2001 (See Note 8).

------------------------------------------------------------------------------------------------------------------
                                                                  For the year ended December 31, 2000
                                                        ----------------------------------------------------------
                                                             Income                 Shares            Per Share
                                                           (Numerator)          (Denominator)           Amount
                                                           -----------          -------------           ------
Basic earnings per common share
     from continuing operations................            $98,963,000             106,490,000           $.93

Dilutive effect of stock options...............                     --               7,330,000
                                                        --------------            ------------

Diluted earnings per common share
     from continuing operations................            $98,963,000             113,820,000           $.87

                                                                  For the year ended December 31, 1999
                                                        ----------------------------------------------------------
                                                             Income                 Shares            Per Share
                                                           (Numerator)          (Denominator)           Amount
                                                           -----------          -------------           ------
Basic earnings per common share
     from continuing operations................            $67,139,000             106,632,000           $.63

Dilutive effect of stock options...............                     --               7,194,000
                                                        --------------          --------------

Diluted earnings per common share
     from continuing operations................            $67,139,000             113,826,000           $.59

                                                                  For the year ended December 31, 1998
                                                        ----------------------------------------------------------
                                                             Income                 Shares            Per Share
                                                           (Numerator)          (Denominator)           Amount

Basic earnings per common share
     from continuing operations................            $42,979,000             106,962,000           $.40

Dilutive effect of stock options...............                     --               7,794,000
                                                        --------------            ------------
Diluted earnings per common share
     from continuing operations................            $42,979,000             114,756,000           $.37

------------------------------------------------------------------------------------------------------------------

Options to purchase 1,265,000, 2,220,000, and 2,532,000 shares of common stock, with an average exercise price per share of $49.96, $19.75, and $14.91, respectively, were outstanding during 2000, 1999, and 1998, but were excluded from the diluted earnings per common share calculation because the option's exercise price was greater than the average market price of the Company's common stock.

Comprehensive Income - In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized holding gains and losses. The adoption of SFAS 130 had no impact on total shareholders' equity and is presented on the accompanying Consolidated Statements of Shareholders' Equity.

==================================================================================================================
                                                                                       Tax
                                                                     Pre-Tax        (Expense)      Net of Tax
                                                                     Amount         or Benefit       Amount
                                                                     ------         ----------       ------
For the Year Ended December 31, 1998:
-------------------------------------

Unrealized holding gains arising during period..............        $     42         $  (16)       $     26
Foreign currency translation adjustments....................              15             (6)              9
                                                                    --------         ------        --------

Total other comprehensive income............................        $     57         $  (22)       $     35

For the Year Ended December 31, 1999:
------------------------------------

Unrealized holding gains arising during period..............        $    763         $ (294)       $    469
Foreign currency translation adjustments....................             (99)            38             (61)
                                                                    --------         ------        --------

Total other comprehensive income............................            $664         $ (256)       $    408

For the Year Ended December 31, 2000:
------------------------------------

Unrealized holding losses arising during period.............        $ (2,166)        $  823        $ (1,343)
Foreign currency translation adjustments....................            (431)           164            (267)
                                                                    --------         ------        --------

Total other comprehensive loss..............................        $ (2,597)        $  987        $ (1,610)

==================================================================================================================

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

Reclassifications - Certain reclassifications have been made to conform to the current year presentation.

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

         A provision for the disposal of CR was established in late 1996 for $16,335. In 1998, sub-lease agreements were finalized in connection with certain operating lease arrangements for facilities used by CR. As a result, the original discontinued operations provision was overstated and accordingly was reduced by $1,154, net of tax expense of $444, and is reflected in Income from disposal of discontinued operations on the Consolidated Statements of Operations.

         In 1997, the remaining net assets of CR were sold to a private investment firm for a specified amount of cash at closing along with a note. In 1999, the Company accepted $2,100,000 as satisfaction for the entire outstanding balance on the note which was recorded as a gain, net of tax expense of $808,000 and is reflected in Income from disposal of discontinued operations on the Consolidated Statements of Operations.

Note 3 - Receivables:

         Receivables on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                       2000                         1999
             ==================================================================================================================
             Trade receivables........................................             $ 22,558,000                 $ 16,339,000
             Fees earned, not received................................                1,801,000                    2,304,000
             Fees earned, not billed..................................               24,745,000                   16,611,000
                                                                                   ------------                 ------------

                                                                                     49,104,000                   35,254,000

             Less:  Allowance for doubtful accounts...................               (1,700,000)                  (1,700,000)
                                                                                   ------------                 ------------

                                                                                   $ 47,404,000                 $ 33,554,000

             ==================================================================================================================

         Fees earned, not received represent brokerage commissions earned but not yet collected. Fees earned, not billed result from timing differences between services provided and contractual billing schedules.

         Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets represent fees collected from the Company's wholly owned subsidiaries, SIDCO and SIMC, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies sponsored by the Company (See
         Note 13).

Note 4 - Investments Available for Sale:

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

         Investments available for sale at December 31, 2000 had an aggregate cost of $21,710,000 and an aggregate market value of $20,294,000, with gross unrealized holding losses of $1,416,000. The net unrealized holding losses at December 31, 2000 were $923,000 (net of income tax benefit of $493,000). Investments available for sale at December 31, 1999 had an aggregate cost of $6,235,000 and an aggregate market value of $6,704,000, with gross unrealized holding gains of $469,000. The net unrealized holding gains at December 31, 1999 were $420,000 (net of income tax expense of $49,000). The net unrealized holding gains and losses at December 31, 2000 and 1999 were reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.

Note 5 - Other Assets:

         Other assets on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                             2000                1999
             =================================================================================================================
             Investment in unconsolidated affiliate...............................           5,627,000           5,305,000
             Other, net...........................................................          12,696,000          13,512,000
                                                                                          ------------        ------------

             Other assets.........................................................        $ 18,323,000        $ 18,817,000

             =================================================================================================================

         Investment in Unconsolidated Affiliate - The Company and several leading academics in the field of finance operate a general partnership, LSV Asset Management ("LSV"). LSV is a registered investment advisor which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds. The Company's interest in LSV for 2000 and 1999 was approximately 47 percent. LSV is accounted for using the equity method of accounting. The Company's portion of LSV's net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.

         The following table contains condensed financial information of LSV:

             Condensed Statement of Operations                                     2000             1999            1998
             ===================================================================================================================
             Revenues.......................................................   $ 22,974,000     $ 20,108,000     $ 10,810,000

             Net income.....................................................   $ 16,170,000     $ 14,388,000     $  6,637,000

             ===================================================================================================================

             Condensed Balance Sheet                                                      2000               1999
             =============================================================================================================
             Cash and cash equivalents......................................           $  5,408,000       $ 3,435,000
             Accounts receivable............................................              5,541,000         6,024,000
             Other current assets...........................................                 27,000                --
             Non-current assets.............................................                103,000           131,000
                                                                                       ------------       -----------

             Total assets...................................................           $ 11,079,000       $ 9,590,000
                                                                                       =============      ===========

             Current liabilities............................................           $  1,285,000       $   782,000
             Partners' capital..............................................              9,794,000         8,808,000
                                                                                       ------------       -----------
             Total liabilities and
                partners' capital...........................................           $ 11,079,000       $ 9,590,000
                                                                                       ============       ===========

             =============================================================================================================

Note 6 - Line of Credit:

         The Company has a line of credit agreement (the "Agreement") with its principal lending institution which provides for borrowings of up to $50,000,000. The Agreement ends on August 31, 2001, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or one and one-quarter percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. The Company was in compliance with these covenants during 2000.

         There were no borrowings on the Company's line of credit during 2000 and 1999. Interest expense, including commitment fees, on the Company's line of credit was $127,000, $79,000, and $127,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The weighted average interest rate was 5.9 percent for the year ended December 31, 1998.

Note 7 - Long-term Debt:

         On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000,000 of 7.20% Senior Notes and $15,000,000 of 7.27% Senior Notes (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company's line of credit at that time. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The carrying amount of the Company's long-term debt is not materially different from its fair value. The Company was in compliance with these covenants during 2000.

          Aggregate maturities of long-term debt at December 31, 2000 are:

             =============================================================================================
             2001................................................................           $  2,000,000
             2002................................................................              2,000,000
             2003................................................................              4,000,000
             2004................................................................              4,000,000
             2005................................................................              4,000,000
             2006 and thereafter.................................................             13,000,000
                                                                                              ----------

                                                                                             $29,000,000

             =============================================================================================

         Interest expense relating to the Company's long-term debt was $2,155,000, $2,296,000, and 2,448,000 for the years ended December 31,
         2000, 1999, and 1998 respectively.


Note 8 - Shareholders' Equity:

         Stock Split - On May 10, 2000, the Board of Directors approved a three-for-one stock split of the Company's $.01 par value common stock, effected in the form of a stock dividend which was paid on June 19, 2000 to shareholders of record on June 5, 2000. A total of 35,400,000 shares of common stock were issued in connection with the stock split. The par value of the stock remained unchanged. Accordingly, a total of $354,000 was reclassified from Retained earnings to Common stock. Except for the Consolidated Statements of Shareholders' Equity, all references in the accompanying financial statements to the number of shares of common stock, related prices, and per share amounts have been reported to reflect the effect of the stock split.

         On December 14, 2000, the Board of Directors approved a two-for-one stock split the Company's $.01 par value common stock, effected in the form of a stock dividend which will be paid on February 28, 2001 to shareholders of record on February 19, 2001. On February 14, 2001, a special meeting of the shareholders was held and they approved an increase in the number of shares authorized to 750,000,000. A total of 54,309,000 shares of common stock were issued in connection with the stock split. The par value of the stock remained unchanged. Accordingly, a total of $543,090 was reclassified from Retained earnings to Common stock.

         Stock-Based Compensation Plans - The Company has several stock option plans under which non-qualified and incentive stock options for common stock are available for grant to officers, directors, and key employees. The options granted and the option prices are established by the Board of Directors in accordance with the terms of the plans. The Board of Directors has reserved an aggregate 87,630,000 shares for grant under these plans. All options outstanding were granted at prices equal to the fair market value of the stock on the date of grant and expire 10 years after the date of grant. All options granted prior to December 1997 vest ratably over a four year period from the date of grant. All options granted in December 1997 and after vest ratably upon the Company's attainment of specific earnings targets or entirely after seven years from the date of grant. Earning targets are established on the date of grant.

         The Company issues options at fair value and accounts for its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense has been recognized. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the Company's net income and earnings per common share would have been reduced to the following pro forma amounts:

                                                                              2000           1999           1998
          --------------------------------------------------------------------------------------------------------
          Net income:
             As reported.........................................            $98,963        $68,431        $43,689
             Pro forma...........................................            $80,689        $55,859        $37,721

          Basic earnings per common share:

             As reported.........................................            $   .93        $   .64        $   .41
             Pro forma...........................................            $   .76        $   .52        $   .35

          Diluted earnings per common share:

             As reported.........................................            $   .87        $   .60        $   .38
             Pro forma...........................................            $   .71        $   .49        $   .33

             -----------------------------------------------------------------------------------------------------

The weighted average fair value of the stock options granted during 2000, 1999, and 1998 was $71.31, $29.06, and $20.31 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                            2000          1999          1998
          ------------------------------------------------------------------------------------------------------
          Risk-free interest rate..................................          6.12%         5.81%         5.34%
          Expected dividend yield..................................          0.14%         0.30%         1.00%
          Expected life............................................         7 Years       7 Years       7 Years
          Expected volatility......................................         40.49%        40.24%        40.19%

          -----------------------------------------------------------------------------------------------------

          Certain information relating to the Company's stock option plans for 2000, 1999, and 1998 is summarized as follows:

          ------------------------------------------------------------------------------------------------------------
                                                                                                         Weighted
                                                                                     Number of            Average
                                                                                      Shares           Exercise Price
                                                                                    ----------        ----------------
          Balance as of December 31, 1997.................................           22,770,000       $       3.21
          Granted.........................................................            3,048,000              14.01
          Exercised.......................................................           (5,784,000)              1.95
          Expired or canceled.............................................             (570,000)              5.42
                                                                                    -----------

          Balance as of December 31, 1998.................................           19,464,000               5.21
          Granted.........................................................            2,592,000              19.15
          Exercised.......................................................           (2,970,000)              2.22
          Expired or canceled.............................................             (186,000)              6.80
                                                                                    -----------

          Balance as of December 31, 1999.................................           18,900,000               7.57
          Granted.........................................................            1,483,000              46.69
          Exercised.......................................................           (3,301,000)              2.84
          Expired or canceled.............................................             (388,000)             12.63
                                                                                    -----------

          Balance as of December 31, 2000.................................           16,694,000       $     11.87

          Exercisable as of December 31, 2000.............................            8,627,000       $      3.89

          Available for future grant as of December 31, 2000..............            5,071,000                --

          ---------------------------------------------------------------------------------------------------------

          As of December 31, 1999 and 1998, there were 11,460,000 and 11,856,000 shares exercisable, respectively. The expiration dates for options at December 31, 2000 range from July 17, 2001 to December 14, 2010, with a weighted average remaining contractual life of 6.3 years.

          The following table summarizes information relating to all options outstanding at December 31, 2000:

          --------------------------------------------------------------------------------------------------------------------
                                         Options Outstanding                      Options Exercisable
                                        at December 31, 2000                     at December 31, 2000
                                  -------------------------------------     -----------------------------------
                                                                                                                    Weighted
                                                           Weighted                               Weighted          Average
                 Range of                                  Average                                 Average         Remaining
                 Exercise              Number              Exercise            Number             Exercise         Contractual
                  Prices                 of                 Price                Of                 Price             Life
               (Per Share)             Shares            (Per Share)           Shares            (Per Share)        (Years)
               -----------             ------            -----------           ------            -----------        -------
           $  1.56 - $2.88            2,029,000             $ 2.18            2,029,000             $ 2.18            1.6
              3.02 -  3.30            1,950,000               3.07            1,904,000               3.07            3.9
              3.60 -  4.38            3,237,000               3.83            3,237,000               3.83            4.8
              7.00                    2,682,000               7.00            1,200,000               7.00            7.0
              8.75 -  19.00           3,252,000              14.24              257,000               9.75            8.2
             19.75 -  50.00           3,544,000              31.08                   --                 --            9.4
                                     ----------                              ----------
                                     16,694,000                               8,627,000

          --------------------------------------------------------------------------------------------------------------------

          Employee Stock Purchase Plan - The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 7,800,000 shares for issuance under this plan. At December 31, 2000, 4,878,000 cumulative shares have been issued.

          Common Stock Buyback - The Board of Directors has authorized the purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $403,365,000. Through December 31, 2000, a total of 98,265,000 shares at an aggregate cost of $355,091,000 have been purchased and retired. The Company purchased 1,119,000 shares at a cost of $24,843,000 during 2000.

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

          Under the terms of the 1998 Shareholder Rights Plan, all common shareholders of record at the close of business on December 19, 1999 shall receive one Right for each outstanding common share of the Company. Any new common shares issued after December 19, 1999 will receive one Right for each common share. Each Right entitles the registered holder to purchase from the Company one two-thousandths of a share of Series A Junior Participating Preferred Shares, par value $.05 per share, at an exercise price of $500 per share. The Rights will become exercisable and trade separately from the common stock 10 days following a public announcement that a person or group is the beneficial owner of 20 percent or more of the outstanding common stock (the "Stock Acquisition Date"), or the commencement of a tender or exchange offer that would result in such a person or group owning 20 percent or more of the outstanding common stock.

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

          Dividends - On May 10, 2000, the Board of Directors declared a cash dividend of $.04 per share on the Company's common stock, which was paid on June 19, 2000, to shareholders of record on June 5, 2000. On December 14, 2000, the Board of Directors declared a cash dividend of $.04 per share on the Company's common stock, which was paid on January 25, 2001, to shareholders of record on January 8, 2001.

          The dividends declared in 2000, 1999, and 1998 were $8,595,000, $7,077,000, and $5,701,000 respectively. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

Note 9 - Employee Benefit Plan:

          The Company has a tax-qualified defined contribution plan (the "Plan"). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $2,210,000, $1,774,000, and $1,471,000 to the Plan in 2000, 1999, and
          1998, respectively.

Note 10 - Commitments and Contingencies:

          The Company has entered into various operating leases for facilities, data processing equipment, and software. Some of these leases contain escalation clauses for increased taxes and operating expenses. Rent expense was $11,822,000, $11,166,000, and $14,142,000 in 2000, 1999,
          and 1998, respectively.

          Aggregate noncancellable minimum lease commitments at December 31, 2000 are:

          -------------------------------------------------------------------
          2001.............................................      $  7,304,000
          2002.............................................         5,096,000
          2003.............................................         3,734,000
          2004.............................................         1,439,000
          2005.............................................           915,000
          2006 and thereafter..............................        10,815,000
                                                                 ------------

                                                                 $ 29,303,000

          -------------------------------------------------------------------

          In the normal course of business, the Company is party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect upon the Company's financial position or results of operations.

Note 11 - Income Taxes:

          Income taxes from continuing operations consist of the following:


          Year Ended December 31,                                      2000                 1999                1998
          -----------------------------------------------------------------------------------------------------------------
          Current
              Federal......................................         $56,752,000           $42,144,000          $28,841,000
              State........................................           3,554,000             3,369,000            1,671,000
                                                                    -----------           -----------          -----------

                                                                     60,306,000            45,513,000           30,512,000
                                                                    -----------           -----------          -----------
          Deferred, including current deferred
              Federal......................................             783,000            (2,577,000)          (3,020,000)
              State........................................            (434,000)             (906,000)            (588,000)
                                                                    -----------           -----------          -----------

                                                                        349,000            (3,483,000)          (3,608,000)
                                                                    -----------           -----------          -----------
          Total income taxes from continuing
              operations...................................         $60,655,000           $42,030,000          $26,904,000

          The effective income tax rate from continuing operations differs from the Federal income tax statutory rate due to the following:


          Year Ended December 31,                                     2000                  1999               1998
          ------------------------------------------------------------------------------------------------------------------
          Statutory rate.....................................                35.0%            35.0%                35.0%
          State taxes, net of Federal tax benefit............                 1.2              1.4                  1.0
          Foreign losses.....................................                  .3              1.5                  3.2
          Other, net.........................................                 1.5              0.6                 (0.7)
                                                                            -----             ----                -----

                                                                             38.0%            38.5%                38.5
          ------------------------------------------------------------------------------------------------------------------

          Deferred income taxes for 2000, 1999, and 1998 reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items comprising the deferred income tax provision (benefit) from continuing operations are as follows:

          Year Ended December 31,                                       2000                    1999                   1998
          -------------------------------------------------------------------------------------------------------------------------
          Difference in financial reporting and income
               tax depreciation methods....................          $ (192,000)           $   (62,000)            $   385,000
          Reserves not currently deductible................             488,000                (11,000)              1,000,000
          Capitalized software currently deductible for
               tax purposes, net of amortization...........            (981,000)              (504,000)               (674,000)
          State deferred income taxes......................            (283,000)              (589,000)               (382,000)
          Revenue and expense recognized in
               different periods for financial reporting
               and income tax purposes.....................             542,000             (2,064,000)             (2,722,000)
          Other, net.......................................             775,000               (253,000)             (1,215,000)
                                                                     ----------            -----------             -----------

                                                                     $  349,000            $(3,483,000)            $(3,608,000)

          -------------------------------------------------------------------------------------------------------------------------

          The net deferred income tax asset is comprised of the following:

          Year Ended December 31,                                        2000                    1999
          ----------------------------------------------------------------------------------------------------
          Current deferred income taxes:
               Gross assets.................................          $  9,030,000          $ 10,934,000
               Gross liabilities............................                    --                    --
                                                                      ------------          ------------
                                                                         9,030,000            10,934,000
                                                                      ------------          ------------
          Long-term deferred income taxes:
               Gross assets.................................                63,000                34,000
               Gross liabilities............................            (4,771,000)           (6,893,000)
                                                                      ------------          ------------
                                                                        (4,708,000)           (6,859,000)
                                                                      ------------          ------------

          Net deferred income tax asset.....................          $  4,322,000          $  4,075,000

          ----------------------------------------------------------------------------------------------------


           The Company did not record any valuation allowance against deferred tax assets at December 31, 2000 and 1999.

           The tax effect of significant temporary differences representing deferred tax assets (liabilities) is as follows:

          Year Ended December 31,                                       2000                   1999
          --------------------------------------------------------------------------------------------------
          Difference in financial reporting and income
               tax depreciation methods....................         $   131,000             $   256,000
          Reserves not currently deductible................             802,000               1,052,000
          Capitalized software currently deductible for
               tax purposes, net of amortization...........          (5,391,000)             (6,706,000)
          State deferred income taxes......................            (265,000)               (215,000)
          Revenue and expense recognized in
               different periods for financial reporting
               and income tax purposes.....................           8,493,000               9,708,000
          Unrealized holding gain on investments...........             552,000                 (20,000)
                                                                    -----------             -----------

                                                                    $ 4,322,000             $ 4,075,000

          --------------------------------------------------------------------------------------------------

Note 12 - Segment Information:

           The Company established its segments in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report financial information about operating segments in financial statements. SFAS 131 also requires additional disclosures about products and services, geographic areas, and major customers.

           The Company is organized around its four primary business lines:
           Technology Services, Asset Management, Mutual Fund Services, and Investments in New Business. Each segment offers different products and services that utilize different technology and marketing techniques. The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates financial performance of its operating segments based on income (loss) from continuing operations before income taxes.

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

           The following tables highlight certain financial information from continuing operations about each of the Company's segments for the years ended December 31, 2000, 1999, and 1998:

                                                                      Mutual       Investments
                                    Technology        Asset            Fund          In New
          2000                       Services       Management       Services       Business          Other            Total
        ==========================================================================================================================
          Revenues............     $222,246,000    $215,336,000   $126,885,000    $  34,339,000                      $598,806,000
                                    -----------     -----------    -----------       ----------                       -----------
          Income (loss)
             from operations..     $ 79,992,000    $ 72,671,000   $ 27,688,000    $ (15,553,000)   $(16,839,000)     $147,959,000
                                     ----------     -----------    -----------     ------------      ----------
          Other income, net...                                                                                       $ 11,659,000
                                                                                                                       ----------
          Income from
             continuing
             operations
             before income
             taxes............                                                                                       $159,618,000
                                                                                                                      -----------
          Depreciation and
             amortization.....     $ 11,932,000    $  2,305,000   $  1,471,000    $   1,086,000    $    511,000      $ 17,305,000
                                    -----------     -----------    -----------     ------------     -----------       -----------
          Capital
             expenditures.....     $ 17,345,000    $  3,462,000   $  2,041,000    $   2,015,000    $  2,325,000      $ 27,188,000
                                   ------------     ------------    ----------     ------------     -----------       -----------

          Total assets........     $100,727,000    $ 47,599,000   $ 28,671,000    $  31,517,000    $167,068,000      $375,582,000
                                  -------------    ------------   ------------      -----------     -----------       -----------

                                                                      Mutual       Investments
                                    Technology        Asset            Fund          In New
          1999                       Services       Management       Services       Business          Other             Total
     ============================================================================================================================
          Revenues............     $184,759,000    $138,365,000   $110,083,000     $ 22,985,000                      $456,192,000
                                    -----------     -----------    -----------       ----------                       -----------
          Income (loss)
             from operations..     $ 61,022,000    $ 40,185,000   $ 24,221,000     $(10,636,000)  $(12,298,000)      $102,494,000
                                    -----------      ----------     ----------      -----------    -----------
          Other income, net...                                                                                       $  6,675,000
                                                                                                                      -----------
          Income from
            continuing
          operations before
             income taxes.....                                                                                       $109,169,000
                                                                                                                      -----------
          Depreciation and
             amortization.....     $ 11,100,000    $  2,218,000   $  1,309,000     $    778,000   $    388,000       $ 15,793,000
                                    -----------     -----------    -----------      -----------    -----------        -----------
          Capital
             expenditures.....     $ 12,047,000    $  2,377,000   $    547,000     $    878,000   $  1,405,000       $ 17,254,000
                                    -----------     -----------    -----------      -----------    -----------        -----------

          Total assets........     $ 88,870,000    $ 29,803,000   $ 23,446,000     $ 28,619,000   $ 83,041,000       $253,779,000
                                    -----------      ----------    -----------      -----------    -----------        -----------
     ============================================================================================================================
                                                                       Mutual      Investments
                                     Technology        Asset           Fund          In New
          1998                        Services       Management      Services       Business          Other            Total
     ============================================================================================================================
          Revenues............      $167,484,000   $ 90,056,000   $ 95,136,000     $ 13,443,000                     $ 366,119,000
                                     -----------     ----------   ------------      -----------                      ------------
          Income (loss)
             from operations..      $ 46,793,000   $ 19,881,000   $ 24,993,000     $(10,319,000)  $(13,463,000)     $  67,885,000
                                     -----------    -----------     ----------      -----------    -----------

          Other income, net...                                                                                      $   1,998,000
                                                                                                                     ------------
          Income from
             continuing
             operations before
             income taxes.....                                                                                      $  69,883,000
                                                                                                                     ------------
          Depreciation and
             amortization.....      $ 10,468,000   $  1,954,000   $  1,576,000     $    899,000   $    791,000      $  15,688,000
                                     -----------    -----------    -----------      -----------    -----------       ------------
          Capital
             expenditures.....      $ 16,999,000   $  2,469,000   $    772,000     $    763,000   $    771,000      $  21,774,000
                                     -----------    -----------    -----------      -----------    -----------       ------------

          Total assets........      $ 96,856,000   $ 23,084,000   $ 17,362,000     $ 15,427,000   $ 56,043,000      $ 208,772,000
                                     -----------     ----------     ----------     ------------    -----------       ------------
     =============================================================================================================================

     Other consists of expenses and assets attributable to corporate overhead groups that are not allocated to the operating segments for internal financial reporting purposes. Unallocated assets primarily consist of cash and cash equivalents, deferred tax assets, the investment in LSV, and certain other shared services assets.

          The following table presents the details of other income (expense):

          For the Year Ended December 31,                               2000                   1999                   1998
          -------------------------------------------------------------------------------------------------------------------------
          Equity in the earnings of
             unconsolidated affiliate......................          $ 7,533,000            $ 6,765,000             $ 3,015,000
          Interest income..................................            6,419,000              2,285,000               1,558,000
          Interest expense.................................           (2,293,000)            (2,375,000)             (2,575,000)
                                                                     -----------            -----------             -----------

                                                                     $11,659,000            $ 6,675,000             $ 1,998,000

          -------------------------------------------------------------------------------------------------------------------------

          The following table presents revenues by country based on the location of the use of the products or services:

          For the Year Ended December 31,                               2000                   1999                   1998
          -------------------------------------------------------------------------------------------------------------------------
          United States....................................         $559,574,000           $429,517,000            $350,729,000
          International operations.........................           39,232,000             26,675,000              15,390,000
                                                                    ------------           ------------            ------------

                                                                    $598,806,000           $456,192,000            $366,119,000

          -------------------------------------------------------------------------------------------------------------------------

          The following table presents assets based on its location:

                                                                        2000                   1999                   1998
          -------------------------------------------------------------------------------------------------------------------------
          United States....................................         $354,695,000           $231,620,000            $193,133,000
          International operations.........................           20,887,000             22,159,000              15,639,000
                                                                    ------------           ------------            ------------

                                                                    $375,582,000           $253,779,000            $208,772,000

          -------------------------------------------------------------------------------------------------------------------------

Note 13 - Related Party Transactions:

           SIMC, either by itself or through its wholly owned subsidiaries, is a party to Investment Advisory and Administration Agreements with several regulated investment companies ("RICs"), which are administered by the Company. Shares of the RICs are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, SIMC receives a fee for providing investment advisory, administrative, and accounting services to the RICs. The investment advisory and administration fee is a fixed percentage of the average daily net asset value of each RIC, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $246,308,000, $196,608,000, and $152,076,000 in 2000, 1999, and 1998, respectively.
           SIDCO is a party to Distribution Agreements with several RICs, which are advised and/or administered by SIMC. SIDCO receives a fee from the RICs for providing distribution services pursuant to the provisions of various Rule 12b-1 Plans adopted by the RICs. These distribution fees totaled $41,129,000, $25,883,000, and $15,480,000 in 2000, 1999, and 1998, respectively.

Note 14 - Quarterly Financial Data (Unaudited):

                                                                                For the Three Months Ended
                                                         -------------------------------------------------------------------------
          2000                                             March 31           June 30          Sept. 30          Dec. 31
          ------------------------------------------------------------------------------------------------------------------------
          Revenues...................................   $ 138,746,000     $ 146,440,000    $ 155,628,000     $ 157,992,000
          Income before income taxes.................   $  32,691,000     $  36,496,000    $  44,324,000     $  46,107,000
          Net income.................................   $  20,269,000     $  22,627,000    $  27,481,000     $  28,586,000
          Basic earnings per common share............   $         .19     $         .21    $         .26     $         .27

          Diluted earnings per common share..........   $         .18     $         .20    $         .24     $         .25

          ------------------------------------------------------------------------------------------------------------------------

                                                                                For the Three Months Ended
                                                         -------------------------------------------------------------------------
          1999                                             March 31           June 30         Sept. 30           Dec. 31
          ------------------------------------------------------------------------------------------------------------------------
          Revenues...................................   $ 104,318,000     $ 111,622,000    $ 117,199,000     $ 123,053,000
          Income from continuing operations
             before income taxes.....................   $  24,697,000     $  26,234,000    $  28,845,000     $  29,393,000
          Income from continuing operations..........   $  15,189,000     $  16,134,000    $  17,740,000     $  18,076,000
          Net income.................................   $  15,189,000     $  16,134,000    $  17,740,000     $  19,368,000 (a)
          Basic earnings per common share
             from continuing operations..............   $         .14     $         .15    $         .17     $         .17
          Basic earnings per common share............   $         .14     $         .15    $         .17     $         .18 (a)
          Diluted earnings per common share
             from continuing operations..............   $         .13     $         .14    $         .16     $         .16
          Diluted earnings per common share..........   $         .13     $         .14    $         .16     $         .17 (a)


          ------------------------------------------------------------------------------------------------------------------------

           (a) Includes income from disposal of discontinued operations of $1,292,000 or $.01 basic earnings per common share and $.01 diluted earnings per common share (See Note 2).

                   SEI INVESTMENTS COMPANY AND SUBSIDIARIES
                   ----------------------------------------
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
       -----------------------------------------------------------------

                                                                           Additions
                                                                  -----------------------------
                                                    Balance at      Charged to      Charged                            Balance
                                                    Beginning       Costs and       to Other                           at End
                  Description                        of Year         Expenses       Accounts      (Deductions)         of Year
-----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 1998:

    Allowance for doubtful accounts                  $1,200,000    $      --    $        --    $           --        $1,200,000


For the Year Ended December 31, 1999:

    Allowance for doubtful accounts                  $1,200,000    $ 500,000    $        --    $           --        $1,700,000


For the Year Ended December 31, 2000:

    Allowance for doubtful accounts                 $ 1,700,000    $      --    $        --        $       --        $1,700,000

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

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2001 Proxy Statement").

The executive officers of the Company are as follows:

ALFRED P. WEST, JR., 58, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.

CARMEN V. ROMEO, 57, has been an Executive Vice President since December 1985. Mr. Romeo has been a Director since June 1979. Mr. Romeo was Treasurer and Chief Financial Officer from June 1979 to September 1996.

RICHARD B. LIEB, 53, has been an Executive Vice President since October 1990, and a Director since May 1995.

CARL A. GUARINO, 43, has been an Executive Vice President since March 2000 and a Senior Vice President since April 1988, and was General Counsel from April 1988 to January 1994.

EDWARD D. LOUGHLIN, 50, has been an Executive Vice President since January 1994 and a Senior Vice President since January 1988.

DENNIS J. MCGONIGLE, 40, has been an Executive Vice President since July 1996. Mr. McGonigle has been a Senior Vice President since January 1994 and a Vice President since January 1991.

WAYNE M. WITHROW, 45, has been an Executive Vice President and Chief Information Officer since March 2000. Mr. Withrow has been a Senior Vice President since January 1994.

KEVIN P. ROBINS, 39, has been a Senior Vice President since January 1994 and a Vice President since January 1992. Mr. Robins was General Counsel from January 1994 to March 2000.

TODD B. CIPPERMAN, 35, has been a Senior Vice President and General Counsel since March 2000 and a Vice President since May 1995.

KATHY HEILIG, 42, has been Chief Accounting Officer and Controller since May 1999 and a Vice President since 1991.

MARK SAMUELS, 53, has been a Senior Vice President since 1995.

ROBERT F. CRUDUP, 53, has been a Senior Vice President since 1995 and an Executive Vice President since June 1998.

JUDITH E. TSCHIRGI, 46, has been an Executive Vice President since January 2001 and a Senior Vice President since 1997.

JOE P. UJOBAI, 39, has been a Senior Vice President since 1995.

MARK NAGLE, 41, has been an Executive Vice President since January 2001 and a Vice President since 1995.

Kenneth G. Zimmer, 44, has been a Senior Vice President since 1990.

Item 11.  Executive Compensation.
          ----------------------

The information called for in this item is hereby incorporated by reference to the 2001 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

The information called for in this item is hereby incorporated by reference to the 2001 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

The information called for in this item is hereby incorporated by reference to the 2001 Proxy Statement.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

(a)  1 and 2.     Financial Statements and Financial Statement Schedules. The
                  -------------------------------------------------------
                  following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

                  Report of Independent Public Accountants
                  Consolidated Balance Sheets -- December 31, 2000 and 1999 Consolidated Statements of Operations -- For the years ended
                      December 31, 2000, 1999, and 1998
                  Consolidated Statements of Shareholders' Equity -- For the
                      years ended December 31, 2000, 1999, and 1998
                  Consolidated Statements of Cash Flows -- For the years ended
                      December 31, 2000, 1999, and 1998

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

(b)               Reports on Form 8-K. No reports on Form 8-K were filed by the
                  -------------------
                  Company during the quarter ended December 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SEI INVESTMENTS COMPANY

Date  March 29, 2001                  By  /s/ Kathy Heilig
      --------------                      --------------------------
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

Date  March 29, 2001                  By  /s/ Alfred P. West, Jr.
      --------------                      --------------------------
                                          Alfred P. West, Jr.
                                          Chairman of the Board,
                                          Chief Executive Officer,
                                          and Director


Date  March 29, 2001                  By  /s/ Carmen V. Romeo
      --------------                      --------------------------
                                          Carmen V. Romeo
                                          Executive Vice President and
                                          Director


Date  March 29, 2001                  By  /s/ Richard B. Lieb
      --------------                      --------------------------
                                          Richard B. Lieb
                                          Executive Vice President and
                                          Director


Date  March 29, 2001                  By  /s/ Henry H. Greer
      --------------                      --------------------------
                                          Henry H. Greer
                                          Director


Date  March 29, 2001                  By  /s/ William M. Doran
      --------------                      --------------------------
                                          William M. Doran
                                          Director


Date  March 29, 2001                  By  /s/ Henry H. Porter, Jr.
      --------------                      --------------------------
                                          Henry H. Porter, Jr.
                                          Director


Date  March 29, 2001                  By  /s/ Kathryn M. McCarthy
      --------------                      --------------------------
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

      3.1 Articles of Incorporation of the Registrant as amended on January 21, 1983. (Incorporated by reference to exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982.)
      3.1.2 Amendment to Articles of Incorporation of the Registrant, dated May 21, 1992. (Incorporated by reference to exhibit 3.1.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)
      3.1.3 Amendment to Articles of Incorporation of the Registrant, dated May 26, 1994. (Incorporated by reference to exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)
      3.1.4 Amendment to Articles of Incorporation of the Registrant, dated November 21, 1996. (Incorporated by reference to exhibit 3.1.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
      3.1.5* Amendment to Articles of Incorporation of the Registrant, dated February 14, 2001. (Page 65)
      3.2 By-Laws. (Incorporated by reference to exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.)
      3.2.1 Amendment to By-Laws, dated December 19, 1988. (Incorporated by reference to exhibit 3.2.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)
      3.2.2 Amendment to By-Laws, dated July 12, 1990. (Incorporated by reference to exhibit 3.2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.)
      4.1 Form of Certificate for Shares of Common Stock. (Incorporated by reference to exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)
      4.2 Rights Agreement dated December 10, 1998. (Incorporated by reference to exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

                Note: Exhibits 10.1 through 10.9 constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Registrant participate.

      10.1 Stock Option Plan, Amended, Restated and Renewed as of February 11, 1997. (Incorporated by reference to exhibit 99(a) to the Registrant's Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)
      10.1.1 1997 Stock Option Plan. (Incorporated by reference to exhibit 99(b) to the Registrant's Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)
      10.1.2 1997 Option Share Deferral Plan. (Incorporated by reference to exhibit 99(c) to the Registrant's Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)
      10.1.3 1998 Equity Compensation Plan. (Incorporated by reference to exhibit 99(f) to the Registrant's Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)
      10.1.4 First Amendment to the 1998 Equity Compensation Plan. (Incorporated by reference to exhibit 10.1.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
      10.2 Employee Stock Ownership Plan. (Incorporated by reference to exhibit 10.3 (b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.)
      10.3 Employee Stock Purchase Plan, Amended and Restated as of May 8, 1991. (Incorporated by reference to exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)
      10.3.1 Employee Stock Purchase Plan as Amended and Restated on October 15, 1997. (Incorporated by reference to exhibit 99(e) to the Registrant's Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)
      10.4 SEI Capital Accumulation Plan. (Incorporated by reference to exhibit 99(e) to the Registrant's Registration Statement on Form S-8 (No. 333-41343) filed December 2, 1997.)
      10.5 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

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

      10.14.8     Ninth Modification Agreement to the Credit Agreement, dated
                  March 31, 1996, between PNC Bank, National Association,
                  successor by merger to Provident National Bank, and the
                  Registrant. (Incorporated by reference to exhibit 10.14.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
      10.14.9     Tenth Modification Agreement to the Credit Agreement, dated
                  May 31, 1996, between PNC Bank, National Association,
                  successor by merger to Provident National Bank, and the
                  Registrant. (Incorporated by reference to exhibit 10.14.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
      10.14.10    Eleventh Modification Agreement to the Credit Agreement,
                  dated October 1, 1996, between PNC Bank, National
                  Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit
                  10.14.10 to the Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1996.)
      10.14.11    Release and Modification Agreement to the Credit Agreement,
                  dated February 20, 1997, between PNC Bank, National
                  Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit
                  10.14.11 to the Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1996.)
      10.14.12    Thirteenth Modification Agreement to the Credit Agreement,
                  dated May 30, 1997, between PNC Bank, National Association, successor by merger to Provident National Bank, and the
                  Registrant. (Incorporated by reference to exhibit 10.14.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
      10.14.13    Fourteenth Modification Agreement to the Credit Agreement,
                  dated December 31, 1997, between PNC Bank, National
                  Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit
                  10.14.13 to the Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1997.)
      10.14.14    Fifteenth Modification Agreement to the Credit Agreement,
                  dated March 31, 1998, between PNC Bank, National Association, successor by merger to Provident National Bank, and the
                  Registrant. (Incorporated by reference to exhibit 10.14.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
      10.14.15    Sixteenth Modification Agreement to the Credit Agreement,
                  dated May 29, 1998, between PNC Bank, National Association, successor by merger to Provident National Bank, and the
                  Registrant. (Incorporated by reference to exhibit 10.14.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
      10.14.16    Seventeenth Modification Agreement to the Credit Agreement,
                  dated September 29, 1998, between PNC Bank, National
                  Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit
                  10.14.16 to the Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1998.)
      10.14.17    Eighteenth Modification Agreement to the Credit Agreement,
                  dated November 18, 1999, between PNC Bank, National
                  Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit
                  10.14.17 to the Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1999.)
      10.14.18    Nineteenth Modification Agreement to the Credit Agreement,
                  dated December 30, 1999, between PNC Bank, National
                  Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit
                  10.14.18 to the Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1999.)
      10.14.19*   Twentieth Modification Agreement to the Credit Agreement,
                  dated December 30, 2000, between PNC Bank, National
                  Association, successor by merger to Provident National Bank, and the Registrant. (Page 72)
      10.15       Pledge Agreement, dated May 31, 1992, between Provident
                  National Bank and the Registrant. (Incorporated by reference to exhibit 10.13 to the Registrant's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1992.)
      10.16       Master Lease Agreement, dated December 29, 1989, between
                  Varilease Corporation and the Registrant, as amended.
                  (Incorporated by reference to exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)
      10.17       Note Purchase Agreement, dated as of February 24, 1997, with respect to the issuance by the Registrant of $20,000,000
                  7.20% Senior Notes, Series A, due February 24, 2007, and
                  $15,000,000 7.27% Senior Notes, Series B, due February 24,
                  2012. (Incorporated by reference to exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

      10.17.1     First Amendment, dated December 15, 1998, to Note Purchase
                  Agreement, dated February 24, 1997. (Incorporated by
                  reference to exhibit 10.17.1 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1998.)
      21*         Subsidiaries of the Registrant. (Page 76)
      23*         Consent of Independent Public Accountants. (Page 79)
      27          Financial Data Schedule.
      99*         Miscellaneous exhibits. (Page 81)

* Filed herewith as an exhibit to this Form 10-K.