Form 10-Q
period 2001-03-31
SEI CORP
filed 2001-05-14
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
  X Quarterly report pursuant to Section 13 or 15(d) of the Securities
----
    Exchange Act of 1934 for the quarterly period ended MARCH 31, 2001 or
                                                        --------------
    Transition report pursuant to Section 13 or 15(d) of the Securities
----
    Exchange Act of 1934 for the transition period from _________ to _________

                                    0-10200
                                    -------
                            (Commission File Number)

                            SEI INVESTMENTS COMPANY
                            -----------------------
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

                                (610) 676-1000
                                --------------
              (Registrant's telephone number, including area code)

                                      N/A
                                      ---
  (Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: 108,531,508 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                (In thousands)

                                                   March 31, 2001   December 31, 2000
                                                   ---------------  -----------------
                                                     (unaudited)
Assets
------
Current assets:

Cash and cash equivalents (including restricted
    cash of $10,889 and $11,900)                         $111,159            $159,576
Receivables from regulated investment companies            28,103              27,607
Receivables, net of allowance for doubtful
    accounts of $1,700                                     54,442              47,404
Deferred income taxes                                       9,030               9,030
Prepaid expenses and other current assets                   6,185               5,414
                                                         --------            --------

          Total current assets                            208,919             249,031
                                                         --------            --------

Property and equipment, net of accumulated
    depreciation and amortization of $88,005
    and $83,874                                            79,797              75,111
                                                         --------            --------

Capitalized software, net of accumulated
    amortization of $12,178 and $11,733                    12,378              12,823
                                                         --------            --------

Investments Available for Sale                             29,916              20,294
                                                         --------            --------

Other assets, net                                          21,749              18,323
                                                         --------            --------

          Total Assets                                   $352,759            $375,582
                                                         ========            ========








        The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       (In thousands, except par value)




                                                     March 31, 2001   December 31, 2000
                                                    ---------------  -----------------
                                                      (unaudited)
Liabilities and Shareholders' Equity
--------------------------------------

Current liabilities:
Current portion of long-term debt                       $  2,000            $  2,000
Accounts payable                                           5,993               6,721
Accrued expenses                                         101,153             121,282
Deferred revenue                                          11,929              16,450
                                                       ---------           ---------

     Total current liabilities                           121,075             146,453
                                                       ---------           ---------

Long-term debt                                            25,000              27,000
                                                       ---------           ---------

Deferred income taxes                                      5,758               4,708
                                                       ---------           ---------


Shareholders' equity:

Common stock, $.01 par value, 750,000 shares
   authorized; 108,532 and 108,560 shares issued
   and outstanding                                         1,085              1,086
Capital in excess of par value                           145,775            125,473
Retained earnings                                         55,747             72,521
Accumulated other comprehensive losses                    (1,681)            (1,659)
                                                        --------           --------

          Total shareholders' equity                     200,926            197,421
                                                        --------           --------

          Total Liabilities and Shareholders' Equity    $352,759           $375,582
                                                        ========           ========












        The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)


                                                                Three Months
                                                               Ended March 31,
                                                              2001         2000
                                                              ----         ----
Revenues                                                      $161,301   $138,746

Expenses:
 Operating and development                                      76,029     66,282
 Sales and marketing                                            38,256     38,370
 General and administrative                                      5,383      3,542
                                                              --------   --------

Income from operations                                          41,633     30,552

Equity in the earnings of unconsolidated affiliate               2,238      1,753
Interest income                                                  2,249        985
Interest expense                                                  (550)      (599)
                                                              --------   --------

Income before income taxes                                      45,570     32,691
Income taxes                                                    16,861     12,422
                                                              --------   --------

Net income                                                      28,709     20,269
                                                              --------   --------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments,
     net of income tax expense (benefit) of ($136) and $120       (232)       195
  Unrealized holding gains (losses) on investments,
     net of income tax benefit of $123 and $64                     210       (104)
                                                              --------   --------

Other comprehensive income (loss)                                  (22)        91
                                                              --------   --------

Comprehensive income                                          $ 28,687   $ 20,360
                                                              ========   ========


Basic earnings per common share                               $    .26    $   .19
                                                              =========   =======

Diluted earnings per common share                             $    .25    $   .18
                                                              =========   =======




        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)
                                 (In thousands)

                                                            Three Months
                                                           Ended March 31,
                                                           2001       2000
                                                         --------   --------
Cash flows from operating activities:
Net income                                               $ 28,709   $ 20,269
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                            4,735      4,053
   Equity in the earnings of unconsolidated affiliate      (2,238)    (1,753)
   Tax benefit on stock options exercised                  13,809      2,829
   Other                                                      103      5,466
   Change in current assets and liabilities:
     Decrease (increase) in
      Receivables from regulated investment companies        (496)    (2,795)
      Receivables                                          (7,038)    (7,887)
      Prepaid expenses and other current assets              (771)       (85)
     Increase (decrease) in
      Accounts payable                                       (728)    (1,030)
      Accrued expenses                                    (15,782)   (19,746)
      Deferred revenue                                     (4,521)     2,365
                                                         --------   --------
     Net cash provided by operating activities             15,782      1,856
                                                         --------   --------

Cash flows from investing activities:
   Additions to property and equipment                     (8,915)    (4,136)
   Additions to capitalized software                           --       (449)
   Purchase of investments available for sale             (11,794)      (782)
   Other                                                    1,845      4,311
                                                         --------   --------
     Net cash used in investing activities                (18,864)    (1,056)
                                                         --------   --------

Cash flows from financing activities:
   Payment on long-term debt                               (2,000)    (2,000)
   Purchase and retirement of common stock                (46,249)   (13,768)
   Proceeds from issuance of common stock                   7,261      2,316
   Payment of dividend                                     (4,347)    (3,538)
                                                         --------   --------
     Net cash used in financing activities                (45,335)   (16,990)

Net decrease in cash and cash equivalents                 (48,417)   (16,190)

Cash and cash equivalents, beginning of period            159,576     73,206
                                                         --------   --------

Cash and cash equivalents, end of period                 $111,159   $ 57,016
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

         Summary Financial Information and Results of Operations
         -------------------------------------------------------

         In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001, the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

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

         Principles of Consolidation
         ---------------------------

         The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company's principal subsidiaries are SEI Investments Distribution Company, SEI Investments Management Corporation, and SEI PrivateTrust Company. All intercompany accounts and transactions have been eliminated. Investment in unconsolidated affiliate is accounted for using the equity method due to the Company's less than 50 percent ownership. The Company's portion of the affiliate's operating results is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income. (See Note 5)

         Property and Equipment
         ----------------------
         Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                                     Estimated
                                                                                                                   Useful Lives
                                                        March 31, 2001                December 31, 2000             (In Years)
                                                   -------------------------       ------------------------      -----------------
Equipment                                                      $ 75,421,000                   $ 71,377,000             3 to 5
Buildings                                                        34,695,000                     34,695,000            25 to 39
Land                                                              9,345,000                      9,345,000               N/A
Purchased software                                               17,433,000                     16,035,000                3
Furniture and fixtures                                           14,524,000                     14,230,000             3 to 5
Leasehold improvements                                            7,306,000                      7,313,000           Lease Term
Construction in progress                                          9,078,000                      5,990,000               N/A
                                                               ------------                   ------------

                                                                167,802,000                    158,985,000
Less:  Accumulated depreciation
          and amortization                                      (88,005,000)                   (83,874,000)
                                                               ------------                   ------------
Property and Equipment, net                                    $ 79,797,000                   $ 75,111,000
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

         Capitalized Software
         --------------------

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately
         7.3 years.

         Earnings per Share
         ------------------

         The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Pursuant to SFAS 128, dual presentation of basic and diluted earnings per common share is required on the face of the statements of income for companies with complex capital structures. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. All common share figures have been restated to reflect the three-for-one stock split in June 2000 and the two-for-one stock split in February 2001.

                                                                                For the three month period ended
                                                                                         March 31, 2001
                                                            ----------------------------------------------------------------------
                                                                     Income                     Shares                Per Share
                                                                  (Numerator)               (Denominator)               Amount
                                                              --------------------       --------------------       --------------

Basic earnings per common share                                       $28,709,000                108,600,000                  $.26
                                                                                                                    ==============
Dilutive effect of stock options                                               --                  7,218,000
                                                              -------------------                -----------
Diluted earnings per common share                                     $28,709,000                115,818,000                  $.25
                                                              ===================                ===========        ==============

                                                                                For the three month period ended
                                                                                         March 31, 2000
                                                            ----------------------------------------------------------------------
                                                                    Income                     Shares                 Per Share
                                                                  (Numerator)               (Denominator)               Amount
                                                              -------------------        -------------------        --------------
Basic earnings per common share                                       $20,269,000                105,990,000                  $.19
                                                                                                                    ==============
Dilutive effect of stock options                                               --                  6,582,000
                                                              -------------------                -----------

Diluted earnings per common share                                     $20,269,000                112,572,000                  $.18
                                                              ===================                ===========        ==============

         Options to purchase 1,249,000 and 2,220,000 shares of common stock, with an average exercise price of $50.00 and $19.75 were outstanding during the first quarter of 2001 and 2000, respectively, but were excluded from the diluted earnings per common share calculation because the options' exercise prices were greater than the average market price of the Company's common stock.

         Statements of Cash Flows
         ------------------------

         For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

         Supplemental disclosures of cash paid/received during the three months ended March 31 is as follows:

                                                                                         2001                       2000
                                                                                      ----------                 ----------
Interest paid                                                                         $1,061,000                 $1,133,000
Interest and dividends received                                                       $2,508,000                 $  936,000
Income taxes paid                                                                     $       --                 $6,093,000

         Management's Use of Estimates
         -----------------------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

                                                           Foreign                  Unrealized              Accumulated
                                                          Currency                   Holding                   Other
                                                         Translation              Gains(Losses)            Comprehensive
                                                         Adjustments              on Investments              Losses
                                                  -------------------------  ------------------------  ---------------------
Beginning balance                                                $(736,000)                $(923,000)           $(1,659,000)
Current period change                                             (232,000)                  210,000                (22,000)
                                                                                           ---------            -----------
Ending Balance                                                   $(968,000)                $(713,000)           $(1,681,000)

Note 3.  Receivables - Receivables on the accompanying Consolidated Balance
         -----------
         Sheets consist of the following:

                                                                                  March 31, 2001            December 31, 2000
                                                                                  --------------            -----------------
Trade receivables                                                                  $22,666,000                 $22,558,000
Fees earned, not received                                                            1,651,000                   1,801,000
Fees earned, not billed                                                             31,825,000                  24,745,000
                                                                                   -----------                 -----------

                                                                                    56,142,000                  49,104,000
Less:  Allowance for doubtful accounts                                              (1,700,000)                 (1,700,000)
                                                                                   -----------                 -----------

                                                                                   $54,442,000                 $47,404,000
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

         At March 31, 2001, Investments available for sale had an aggregate cost of $31,096,000 and an aggregate market value of $29,916,000 with gross unrealized holding losses of $1,180,000. At that date, the net unrealized holding losses of $713,000 (net of income tax expense of $467,000) were reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.

         At December 31, 2000, Investments available for sale had an aggregate cost of $21,710,000 and an aggregate market value of $20,294,000 with gross unrealized holding losses of $1,416,000. At that date, the net unrealized holding losses of $923,000 (net of income tax expense of $493,000) were reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.


Note 5.  Other Assets - Other assets on the accompanying Consolidated Balance
         ------------
         Sheets consist of the following:

                                                                              March 31, 2001             December 31,2000
                                                                          ----------------------      -----------------------
Investment in unconsolidated affiliate                                         $ 5,729,000                  $ 5,627,000
Other, net                                                                      16,020,000                   12,696,000
                                                                               -----------                  -----------

Other assets                                                                   $21,749,000                  $18,323,000
                                                                               ===========                  ===========

         Investment in Unconsolidated Affiliate - LSV Asset Management ("LSV")
         --------------------------------------
         is a partnership formed between the Company and three leading academics in the field of finance. LSV is a registered investment advisor which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds. The Company's interest in LSV for the first quarter in 2001 and 2000 was approximately 45 percent. LSV is accounted for using the equity method of accounting due to the less than 50 percent ownership. The Company's portion of LSV's net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income.

         The following table contains the Condensed Statements of Income of LSV for the three months ended March 31:

                                                                                2001                          2000
                                                                            ----------                    ----------
Revenues                                                                    $6,952,000                    $5,294,000
                                                                            ==========                    ==========
Net income                                                                  $5,028,000                    $3,761,000
                                                                            ==========                    ==========

       The following table contains the Condensed Balance Sheets of LSV:

                                                                    March 31, 2001              December 31, 2000
                                                                 ---------------------       -----------------------

Current assets                                                             $11,205,000                   $10,976,000
Non-current assets                                                             154,000                       103,000
                                                                           -----------                   -----------

Total assets                                                               $11,359,000                   $11,079,000
                                                                           ===========                   ===========

Current liabilities                                                        $ 1,089,000                   $ 1,285,000
Partners' capital                                                           10,270,000                     9,794,000
                                                                           -----------                   -----------
Total liabilities and
   partners' capital                                                       $11,359,000                   $11,079,000
                                                                           ===========                   ===========



Note 6.  Accrued Expenses - Accrued expenses on the accompanying Consolidated
         ----------------
         Balance Sheets consist of the following:

                                                                    March 31, 2001              December 31, 2000
                                                                 ---------------------       -----------------------

Accrued compensation                                                      $ 22,046,000                  $ 49,890,000
Accrued proprietary fund services                                           14,252,000                    14,834,000
Accrued consulting services                                                  7,572,000                     8,200,000
Other accrued expenses                                                      57,283,000                    48,358,000
                                                                          ------------                  ------------

Total accrued expenses                                                    $101,153,000                  $121,282,000
                                                                          ============                  ============

Note 7.  Line of Credit - The Company has a line of credit agreement (the
         ---------------
         "Agreement") with its principal lending institution. The Agreement provides for borrowings of up to $50,000,000. The Agreement ends on August 31, 2001, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or one and one-quarter percent above the London Interbank Offered Rate. The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. The Company had no outstanding borrowings on its line of credit at March 31, 2001. The Company was in compliance with these covenants during the first quarter of 2001.


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

         Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $2,000,000 in February 2001. The current portion of the Notes amounted to $2,000,000 at March 31, 2001. The carrying amount of the Company's long-term debt is not materially different from its fair value. The company was in compliance with these covenants during the first quarter of 2001.



Note 9.  Common Stock Buyback - The Board of Directors has authorized the
         --------------------
         purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $453,365,000. Through March 31, 2001, a total of 99,492,000 shares at an aggregate cost of $401,339,000 have been purchased and retired. The Company purchased 1,227,000 shares at a total cost of $46,249,000 during the first quarter of 2001.

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


Note 10. Dividend - On December 14, 2000, the Board of Directors declared a
         --------
         cash dividend of $.04 per share on the Company's common stock, which was paid on January 25, 2001, to shareholders of record on January 8, 2001.


Note 11. Segment Information - The Company defines its business segments in
         -------------------
         accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report financial information about operating segments in financial statements. SFAS 131 also requires additional disclosures about product and services, geographic areas, and major customers.

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

       The following tables highlight certain unaudited financial information about each of the Company's segments for the three months ended March 31, 2001 and 2000.

                                                                 Mutual     Investments       General
                                     Technology      Asset        Fund         In New           And
                                      Services    Management    Services      Business    Administrative      Total
                                     -----------  -----------  -----------  ------------  ---------------  ------------
                                                      For the Three-Month Period Ended March 31, 2001
                                   ------------------------------------------------------------------------------------
Revenues                             $60,660,000  $60,023,000  $32,017,000  $ 8,601,000                    $161,301,000
                                     -----------  -----------  -----------  -----------                    ------------
Operating
   income (loss)                     $20,807,000  $22,559,000  $ 7,485,000  $(3,835,000)     $(5,383,000)  $ 41,633,000
                                     -----------  -----------  -----------  -----------   --------------
Other income, net                                                                                          $  3,937,000
                                                                                                           ------------
Income before
   income taxes                                                                                            $ 45,570,000
                                                                                                           ------------
Depreciation and
   amortization                      $ 3,280,000  $   675,000  $   377,000  $   238,000      $   165,000   $  4,735,000
                                     -----------  -----------  -----------  -----------   --------------   ------------
Capital
   Expenditures                      $ 6,447,000  $ 1,296,000  $   440,000  $   213,000      $   519,000   $  8,915,000
                                     -----------  -----------  -----------  -----------   --------------   ------------


                                                     For the Three-Month Period Ended March 31, 2000
                                   ---------------------------------------------------------------------------------
Revenues                             $51,855,000  $48,322,000  $30,026,000  $ 8,543,000                 $138,746,000
                                     -----------  -----------  -----------  -----------                 ------------
Operating
   income (loss)                     $18,071,000  $13,474,000  $ 5,403,000  $(2,854,000)  $(3,542,000)  $ 30,552,000
                                     -----------  -----------  -----------  -----------   -----------
Other income, net                                                                                       $  2,139,000
                                                                                                        ------------
Income before
   income taxes                                                                                         $ 32,691,000
                                                                                                        ------------
Depreciation and
   amortization                      $ 2,842,000  $   530,000  $   293,000  $   254,000   $   134,000   $  4,053,000
                                     -----------  -----------  -----------  -----------   -----------   ------------
Capital
   expenditures                      $ 2,574,000  $   518,000  $   447,000  $   333,000   $   264,000   $  4,136,000
                                     -----------  -----------  -----------  -----------   -----------   ------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
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

RESULTS OF OPERATIONS
---------------------

First Quarter Ended March 31, 2001 Compared to First Quarter Ended March 31,
2000

Consolidated Overview

Income Statement Data
(In thousands, except per common share data)                       1ST QTR               1ST QTR        PERCENT
                                                                     2001                  2000          CHANGE
                                                                   --------              --------   -----------------
Revenues:
   Technology Services                                             $ 60,660              $ 51,855                  17%
   Asset Management                                                  60,023                48,322                  24%
   Mutual Fund Services                                              32,017                30,026                   7%
   Investments in New Business                                        8,601                 8,543                   1%
                                                                   --------              --------
     Total revenues                                                $161,301              $138,746                  16%

Operating Income (Loss):
   Technology Services                                             $ 20,807              $ 18,071                  15%
   Asset Management                                                  22,559                13,474                  67%
   Mutual Fund Services                                               7,485                 5,403                  39%
   Investments in New Business                                       (3,835)               (2,854)                (34%)
   General and Administrative                                        (5,383)               (3,542)                (52%)
                                                                   --------              --------
     Income from operations                                          41,633                30,552                  36%

Other income, net                                                     3,937                 2,139                  84%
                                                                   --------              --------

Income before income taxes                                           45,570                32,691                  39%

Income taxes                                                         16,861                12,422                  36%
                                                                   --------              --------
Net Income                                                         $ 28,709              $ 20,269                  42%
                                                                   ========              ========

Diluted earnings per common share                                      $.25                  $.18                  39%
                                                                   ========              ========

Revenues increased 16 percent and earnings increased 42 percent during the first quarter 2001 primarily because of new business generated in our primary business lines. Revenues and earnings increased due to increased market acceptance of our products and services and the leveragability built within our operations. Sales to new clients and the delivery of new products and services to existing clients in our technology and outsourcing businesses were extremely strong. Net asset inflows from our high-net-worth and institutional investors increased during the quarter, despite the recent downturn in the market.

We intend to sustain revenues and earnings growth by delivering new products and services to our existing clients and maintaining a consistent level of new sales. In addition, we will effectively utilize our current infrastructure to manage expenses across a high net incremental revenue base. However, mergers and acquisitions within the banking industry and any prolonged volatility in the capital markets could negate any expected growth in revenues and earnings.

ASSET BALANCES
(In millions)
                                                                                 As of March 31,
                                                                          ---------------------------      PERCENT
                                                                              2001               2000       CHANGE
                                                                          --------           --------  ----------------
Assets invested in equity and fixed income programs                       $ 51,384           $ 45,744          12%
Assets invested in liquidity funds                                          26,691             22,177          20%
                                                                          --------           --------
   Assets under management                                                  78,075             67,921          15%

Client proprietary assets under administration                             192,218            197,476          (3%)
                                                                          --------           --------
   Assets under management and administration                             $270,293           $265,397           2%
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

Trust operations outsourcing incorporates the TRUST 3000 product line within a package of services that includes investment management, custody and back-office capabilities. Through this business, we perform the trust department back-office administration function. Revenues are earned from processing and management fees.

                                                        1ST QTR               1ST QTR       DOLLAR             PERCENT
                                                         2001                  2000         CHANGE             CHANGE
                                                       -------               -------   ------------------  -----------------
Revenues:
Trust technology services                              $53,057               $46,661          $6,396              14%
Trust operations outsourcing                             7,603                 5,194           2,409              46%
                                                       -------               -------          ------
     Total revenues                                     60,660                51,855           8,805              17%

Expenses:
Operating and development                               31,346                25,836           5,510              21%
Sales and marketing                                      8,507                 7,948             559               7%
                                                       -------               -------          ------

     Total operating profits                           $20,807               $18,071          $2,736              15%
                                                       =======               =======          ======

     Profit margin                                          34%                   35%             --              --

The increase in Trust Technology Services revenues is primarily attributable to increased cross sales in our core service bureau business primarily, brokerage services. Brokerage Revenue increased $5.5 million to $16.0 million for the first quarter 2001 compared to $10.5 million for the first quarter 2000. Brokerage services allow a client to execute trades through SEI's captive broker/dealer.

Trust Operations Outsourcing revenues increased primarily due to growth in investment management fees from our existing clients, as well as from new clients. We still believe that this business provides an attractive alternative to any financial institution faced with the task of building the necessary infrastructure to support the delivery of trust services.

The increase in operating profits and profit margin were primarily due to the increase in revenues previously discussed and the leveragability inherent in our current infrastructure. As a percentage of sales, operating and development expenses increased to 52 percent from 50 percent and sales and marketing expenses decreased to 14 percent from 15 percent. We expect our recurring revenue base to increase through the delivery of new products and services to our existing clients and the contracting of new clients for processing services. However, consolidations among our banking clients continue to be a major strategic issue facing this segment.

ASSET MANAGEMENT
----------------

Asset Management provides investment solutions through various investment products and services distributed directly or through professional investment advisors, financial planners, and other financial intermediaries to institutional or high-net-worth markets. The primary products offered include money market funds, diversified investment strategies and portfolios and back-office technology support. Revenues are earned through management fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of assets under management.

                                                       1ST QTR        1ST QTR        DOLLAR           PERCENT
                                                         2001           2000         CHANGE           CHANGE
                                                       -------        -------        --------         -------
Revenues:
Investment management fees                             $54,237        $43,396         $10,841           25%
Liquidity management fees                                5,786          4,926             860           17%
                                                       -------        -------         -------
     Total revenues                                     60,023         48,322          11,701           24%

Expenses:
Operating and development                               17,185         14,440           2,745           19%
Sales and marketing                                     20,279         20,408            (129)          (1%)
                                                       -------        -------

     Total operating profits                           $22,559        $13,474         $ 9,085           67%
                                                       =======        =======         =======

     Profit margin                                          38%            28%             --           --

The increase in Investment Management Fees was primarily due to significant growth in assets under management generated through new business in both our investment advisory and institutional asset management businesses. Average assets under management increased $6.1 billion or 20 percent to $37.2 billion for the first quarter of 2001, as compared to $31.1 billion for the first quarter of 2000. In our investment advisory business, we continue to be successful at recruiting new registered investment advisors. We established approximately 500 new registered investment advisor relationships during the first quarter of 2001, bringing our total network to about 8,100 advisors. Our Institutional asset management business also experienced an increase in new business. During the first quarter of 2001, 5 new institutional clients were obtained. We feel the increase in new sales in both businesses is the result of increased market acceptance of our outsource business solution across a diverse range of clients.

We feel the increase in new sales in both businesses is the result of increased market acceptance of our outsource business solution across a diverse range of clients. The increase in Liquidity Management Fees was due to an increase in assets under management invested in our liquidity funds from institutional clients. Average assets under management invested in our liquidity products increased $2.3 billion or 36 percent to $8.5 billion for the first quarter of 2001, as compared to $6.2 billion for the first quarter of 2000.

Operating profits and profit margin increased during the first quarter due to new business and the leveragability built into our operations. We have been able to control operating costs and continue to make investments in developing new products without affecting margins. As a percentage of sales, operating and development expenses decreased to 28 percent from 30 percent and sales and marketing expenses decreased to 34 percent from 42 percent.

Despite the recent volatility in the marketplace, we remain optimistic about this business. We are confident that our sales and product strategy will continue to provide new business to support future growth. However, continued volatility in the capital markets could negatively affect future revenues and profits.

MUTUAL FUND SERVICES
--------------------

The Mutual Fund Services segment provides administration and distribution services to proprietary mutual funds created for banks, insurance firms, and investment management companies. These services include fund administration and accounting, legal services, shareholder recordkeeping, and marketing. Revenues are based upon a fixed percentage, referred to as basis points, of the average daily asset value of the proprietary funds.

                                                       1ST QTR               1ST QTR        DOLLAR             PERCENT
                                                         2001                  2000         CHANGE              CHANGE
                                                       -------               -------   ------------------   -----------------
Total revenues                                         $32,017               $30,026         $1,991                7%

Expenses:
Operating and development                               19,413                19,002            411                2%
Sales and marketing                                      5,119                 5,621           (502)              (9%)
                                                       -------               -------         ------

     Total operating profits                           $ 7,485               $ 5,403         $2,082               39%
                                                       =======               =======         ======

     Profit margin                                          23%                   18%            --               --

The increase in Mutual fund services revenues was fueled by growth in average proprietary fund balances, which increased $10.5 billion or 6 percent to $198.2 billion for the first quarter of 2001 versus $187.7 billion for the first quarter of 2000. The increase in revenues resulted from new sales in the non-bank investment management and offshore markets.

Profit margin increased to 23 percent from 18 percent. The increase in profit margin was due to an increase in revenue and the leveragability built into our operations. As a percentage of sales, operating and development expenses decreased to 61 percent from 63 percent and sales and marketing expenses decreased to 16 percent from 18 percent.

The demand for our services in the investment management, offshore and hedge fund markets has steadily risen. We will continue to focus our efforts in these markets because we believe these markets hold the greatest long-term growth potential for our services. Conversely, consolidations in the banking industry or a significant and prolonged unfavorable change in the financial securities markets could negatively affect revenues and profits.


INVESTMENTS IN NEW BUSINESS
---------------------------

Investments in New Business include our global asset management initiatives that incorporate our investment products and services to provide investment solutions to institutional and high-net-worth investors outside the United States
Revenues are primarily earned through management fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of assets under management.

                                            1ST QTR    1ST QTR   DOLLAR    PERCENT
                                             2001       2000     CHANGE    CHANGE
                                           -------    -------    ------   -------
Total revenues                             $ 8,601    $ 8,543    $   58         1%

Expenses:
Operating and development                    8,085      7,004     1,081        15%
Sales and marketing                          4,351      4,393       (42)       (1%)
                                           -------    -------

     Total operating losses                $(3,835)   $(2,854)   $ (981)      (34%)
                                           =======    =======    ======      ======

     Profit margin                             (45%)      (33%)      --        --

Although revenues were flat for the first quarter 2001, assets under management from our offshore enterprises increased $1.0 billion to $4.7 billion during the first quarter 2001, compared to $3.7 billion in the first quarter 2000. The first quarter 2000 revenue included our Canadian consulting business that was
sold later in 2000.   Excluding those revenues, revenues for the first quarter
would have increased 27 percent. Our efforts are currently focused on Europe/South Africa, Asia, and Latin America.

We gained initial market acceptance for our U.K. pension plan initiative, which offers a comprehensive multi-manager based solution to U.K. pension funds. Three commitments for $125 million in assets have been made in the first quarter.

The pace of global asset gathering and revenue recognition continues to accelerate, and we also accelerated the pace of our investment efforts especially in the European region. We plan to undertake new initiatives later in the year, directed at high net worth investors in Europe. We believe that global expansion is an area of significant long-term growth for our firm. We will continue to make significant investments in our global initiatives and expect to incur losses throughout the remainder of the year in this segment.


GENERAL & ADMINISTRATIVE
------------------------

General and administrative expenses increased 52 percent to $5,383 for the first quarter in 2001, as compared to $3,542 for the first quarter in 2000. As a percentage of total consolidated revenues, general and administrative expenses were 3 percent for the first quarter in 2001 and 2000.

OTHER INCOME
------------

Other income on the accompanying Consolidated Statements of Income consist of the following:

                                                                                     1ST QTR               1ST QTR
                                                                                       2001                 2000
                                                                                      ------               ------
Equity in the earnings of unconsolidated affiliate                                    $2,238               $1,753
Interest income                                                                        2,249                  985
Interest expense                                                                        (550)                (599)
                                                                                      ------               ------

Total other income, net                                                               $3,937               $2,139
                                                                                      ======               ======

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership in the general partnership of LSV Asset Management ("LSV") (See Note 5 of the Notes to Consolidated Financial Statements). Our interest in LSV's net earnings was $2,238 for the first quarter in 2001 and $1,753 for the first quarter in 2000. The increase in LSV's net earnings is due to an increase in assets under management. Average assets under management for LSV were $5.7 billion for the first quarter in 2001, as compared to $4.2 billion for the first quarter in 2000.

Interest income for the first quarter in 2001 was $2,249, as compared to $985 for the first quarter in 2000. Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period.

Interest expense for the first quarter in 2001 was $550, as compared to $599 for the first quarter in 2000. Interest expense primarily relates to our long-term debt and borrowings on our line of credit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                                                                                        Three Months
                                                                        ------------------------------------------
                                                                                       Ended March 31,
                                                                        ------------------------------------------
                                                                                      2001                  2000
                                                                                    --------              --------

Net cash provided by operating activities                                           $ 15,782              $  1,856
Net cash used in investing activities                                                (18,864)               (1,056)
Net cash used in financing activities                                                (45,335)              (16,990)
                                                                                    --------              --------
Net decrease in cash and cash equivalents                                            (48,417)              (16,190)

Cash and cash equivalents, beginning of period                                       159,576                73,206
                                                                                    --------              --------
Cash and cash equivalents, end of period                                            $111,159              $ 57,016
                                                                                    ========              ========

Cash requirements and liquidity needs are primarily funded through operations and our capacity for additional borrowing. We currently have a line of credit agreement that provides for borrowings of up to $50.0 million. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement (See Note 7 of the Notes to Consolidated Financial Statements). At March 31, 2001, the unused sources of liquidity consisted of unrestricted cash and cash equivalents of $100.3 million and the unused portion of the line of credit of $50.0 million.

The increase in cash flow from operations was primarily due to the tax benefit received from stock options exercised as a result of the rise in our stock price during the past 3 years. The tax benefit on stock options exercised was previously included in cash flows from financing activities. The prior year has been reclassified to conform with the current year presentation. In addition, an increase in income and annual compensation payments affected cash flows from operations for the first quarter of 2001 and 2000. Annual compensation and bonus payments are paid in the first quarter of the following year and negatively affected cash flows from operations in the first quarter of 2001 and 2000.

Cash flows from investing activities are principally affected by capital expenditures, including capitalized software development costs. Capital expenditures in the first quarter of 2001 primarily related to purchases of equipment and furniture associated with the expansion of our corporate headquarters. A parking structure was completed during the first quarter of 2001 and we are currently constructing two additional buildings that is expected to be completed by the end of 2001. Total cost of the expansion is estimated at $25.0 million. The additional buildings are necessary due to the recent growth experienced in our primary business lines. Another factor that affected cash flow from investing activities was the initiation of a new Company-sponsored mutual fund in which we invested approximately $11.0 million. We expect these funds will remain invested until the third quarter 2001.

Cash flows from financing activities are primarily affected by debt and equity transactions. Principal payments on our long-term debt are made annually from the date of issuance while interest payments are made semi-annually. Principal and interest payments were made in the first quarter of 2001 and 2000 (See Note 8 of the Notes to Consolidated Financial Statements). We continued our common stock repurchase program. We purchased approximately 1,227,000 shares of our common stock at a cost of $46.3 million during the first quarter of 2001. As of April 30, 2001, we still had $48.3 million remaining authorized for the purchase of our common stock. Cash dividends of $.04 per share were paid in the first quarter of 2001 and $.03 in the first quarter of 2000. The Board of Directors has indicated its intention to continue making cash dividend payments.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
----------------------------------------------------------

We do have a number of satellite offices located outside the United States that conduct business in local currencies of that country. All foreign operations aggregate approximately 5 percent of total consolidated revenues. Due to this limited activity, we do not expect any material loss with respect to foreign currency risk.

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

             None.

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SEI INVESTMENTS COMPANY



Date           May 14, 2001            By      /s/ Kathy Heilig
    --------------------------           -----------------------
                                                   Kathy Heilig
                                                   Vice President and Controller