Form 10-Q
period 2001-06-30
SEI CORP
filed 2001-08-13
CIK 350894

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 2001 or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _________ to _________

                                    0-10200
--------------------------------------------------------------------------------
                           (Commission File Number)

                            SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Pennsylvania                                         23-1707341
          ------------                                         ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001: 108,947,791 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
------   ---------------------

Item 1.  Financial Statements
------   --------------------

                          Consolidated Balance Sheets
                          ---------------------------
                                (In thousands)


                                                                    June 30, 2001           December 31, 2000
                                                                    -------------           ------------------
                                                                     (unaudited)
Assets
------

Current assets:

Cash and cash equivalents (including restricted
    cash of $10,889 and $11,900)                                       $ 137,962                 $ 159,576
Receivables from regulated investment companies                           29,076                    27,607
Receivables, net of allowance for doubtful
    accounts of $1,700                                                    62,568                    47,404
Deferred income taxes                                                      6,524                     9,030
Prepaid expenses and other current assets                                  5,182                     5,414
                                                                       ---------                 ---------

         Total current assets                                            241,312                   249,031
                                                                       ---------                 ---------

Property and equipment, net of accumulated
    depreciation and amortization of $92,434
    and $83,874                                                           85,405                    75,111
                                                                       ---------                 ---------

Capitalized software, net of accumulated
    amortization of $12,620 and $11,733                                   11,936                    12,823
                                                                       ---------                 ---------

Investments Available for Sale                                            38,521                    20,294
                                                                       ---------                 ---------

Other assets, net                                                         23,348                    18,323
                                                                       ---------                  --------

         Total Assets                                                  $ 400,522                 $ 375,582
                                                                       =========                 =========

       The accompanying notes are an integral part of these statements.

                          Consolidated Balance Sheets
                         ---------------------------
                       (In thousands, except par value)


                                                                    June 30, 2001          December 31, 2000
                                                                    -------------          -----------------
                                                                     (unaudited)
Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:

Current portion of long-term debt                                    $     2,000               $     2,000
Accounts payable                                                           4,175                     6,721
Accrued expenses                                                         121,392                   121,282
Deferred revenue                                                          10,218                    16,450
                                                                     -----------               -----------

         Total current liabilities                                       137,785                   146,453
                                                                     -----------               -----------


Long-term debt                                                            25,000                    27,000
                                                                     -----------               -----------

Deferred income taxes                                                      4,268                     4,708
                                                                     -----------               -----------


Shareholders' equity:

Common stock, $.01 par value, 750,000 shares
   authorized; 108,948 and 108,560 shares issued
   and outstanding                                                         1,089                     1,086
Capital in excess of par value                                           156,334                   125,473
Retained earnings                                                         77,829                    72,521
Accumulated other comprehensive losses                                    (1,783)                   (1,659)
                                                                     -----------               -----------

         Total shareholders' equity                                      233,469                   197,421
                                                                     -----------               -----------

         Total Liabilities and Shareholders' Equity                  $   400,522               $   375,582
                                                                     ===========               ===========


       The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                                  (unaudited)
                     (In thousands, except per share data)

                                                                                     Three Months
                                                                     --------------------------------------------
                                                                                    Ended June 30,
                                                                     --------------------------------------------
                                                                                  2001                  2000
                                                                                  ----                  ----
Revenues                                                                        $ 168,480             $ 146,440

Expenses:
  Operating and development                                                        77,314                69,164
  Sales and marketing                                                              39,135                38,809
  General and administrative                                                        6,121                 4,243
                                                                                 --------              --------

Income from operations                                                             45,910                34,224

Equity in the earnings of unconsolidated affiliate                                  2,554                 1,757
Interest income                                                                     1,541                 1,066
Interest expense                                                                     (534)                 (551)
                                                                                 --------              --------

Income before income taxes                                                         49,471                36,496
Income taxes                                                                       18,304                13,869
                                                                                  -------               -------

Net income                                                                         31,167                22,627
                                                                                  -------               -------

Other comprehensive loss, net of tax:
    Foreign currency translation adjustments,
        net of income tax benefit of $13 and $115                                     (21)                 (186)
    Unrealized holding losses on investments,
        net of income tax benefit of $47 and $18                                      (81)                  (30)
                                                                                ---------             ---------

Other comprehensive income (loss)                                                    (102)                 (216)
                                                                                 --------              --------

Comprehensive income                                                            $  31,065             $  22,411
                                                                                  =======               =======


Basic earnings per common share                                                 $     .29             $     .21
                                                                                  ========              =======

Diluted earnings per common share                                               $     .27             $     .20
                                                                                  ========              =======


       The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                                  (unaudited)
                     (In thousands, except per share data)

                                                                                     Six Months
                                                                   ----------------------------------------------
                                                                                   Ended June 30,
                                                                   ----------------------------------------------
                                                                                  2001                   2000
                                                                                  ----                   ----

Revenues                                                                       $  329,781              $285,186

Expenses:
  Operating and development                                                       153,343               135,446
  Sales and marketing                                                              77,391                77,179
  General and administrative                                                       11,504                 7,785
                                                                                ---------              --------

Income from operations                                                             87,543                64,776

Equity in the earnings of unconsolidated affiliate                                  4,792                 3,510
Interest income                                                                     3,790                 2,051
Interest expense                                                                   (1,084)               (1,150)
                                                                                ---------              --------

Income before income taxes                                                         95,041                69,187
Income taxes                                                                       35,165                26,291
                                                                                ---------              --------

Net income                                                                         59,876                42,896
                                                                                ---------              --------

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments,
       net of income tax (benefit) expense of $(149) and $5                          (253)                    9
   Unrealized holding gains (losses) on investments,
       net of income tax expense (benefit) of $76 and $(82)                           129                  (134)
                                                                                ---------              --------

Other comprehensive loss                                                             (124)                 (125)
                                                                                ---------              --------

Comprehensive income                                                           $   59,752              $ 42,771
                                                                                =========               =======



Basic earnings per common share                                                $      .55              $    .40
                                                                                =========               =======


Diluted earnings per common share                                              $      .52              $    .38
                                                                                =========               =======


       The accompanying notes are an integral part of these statements.

                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (unaudited)
                                (In thousands)

                                                                                       Six Months
                                                                           --------------------------------
                                                                                     Ended June 30,
                                                                           --------------------------------
                                                                                 2001              2000
                                                                                 ----              ----
Cash flows from operating activities:
Net income                                                                     $ 59,876         $  42,896
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                                                9,616             8,399
     Equity in the earnings of unconsolidated affiliate                          (4,792)           (3,510)
     Tax benefit on stock options exercised                                      20,679             4,880
     Other                                                                         (138)            3,850
     Change in current assets and liabilities:
       Decrease (increase) in
        Receivables from regulated investment companies                          (1,469)           (1,809)
        Receivables                                                             (15,164)          (16,356)
        Prepaid expenses and other current assets                                   232              (419)
       Increase (decrease) in
         Accounts payable                                                        (2,546)              642
         Accrued expenses                                                         4,457            (9,375)
         Deferred revenue                                                        (6,232)            2,380
                                                                               --------         ---------
       Net cash provided by operating activities                                 64,519            31,578
                                                                               --------         ---------

Cash flows from investing activities:
     Additions to property and equipment                                        (18,883)          (10,460)
     Additions to capitalized software                                               --              (449)
     Purchase of investments available for sale                                 (25,006)          (17,263)
     Sale of investments available for sale                                       6,783             2,135
     Other                                                                        2,317             2,847
                                                                               --------         ---------
       Net cash used in investing activities                                    (34,789)          (23,190)
                                                                               --------         ---------

Cash flows from financing activities:
     Payment on long-term debt                                                   (2,000)           (2,000)
     Purchase and retirement of common stock                                    (49,962)          (14,328)
     Proceeds from issuance of common stock                                      10,404             4,420
     Payment of dividends                                                        (9,786)           (7,785)
                                                                               --------         ---------
       Net cash used in financing activities                                    (51,344)          (19,693)
                                                                               --------         ---------

Net decrease in cash and cash equivalents                                       (21,614)          (11,305)

Cash and cash equivalents, beginning of period                                  159,576            73,206
                                                                               --------         ---------

Cash and cash equivalents, end of period                                       $137,962         $  61,901
                                                                               ========         =========


       The accompanying notes are an integral part of these statements.

                  Notes to Consolidated Financial Statements
                  ------------------------------------------

Note 1.    Summary of Significant Accounting Policies
           ------------------------------------------

           Nature of Operations
           --------------------
           SEI Investments Company (the "Company") is organized around its five primary business lines: Private Banking & Trust, Investment Advisors, Enterprises, Money Mangers, and Investments in New Businesses. Private Banking & Trust provides investment processing solutions, fund processing solutions and investment management programs to banks and private trust companies. Investment Advisors provides investment management programs and investment processing solutions to affluent investors through a network of financial intermediaries, independent investment advisors and other investment professionals. Enterprises provide retirement and treasury business solutions for corporations, unions, foundations and endowments, and other institutional investors. Money Managers provides investment solutions to U.S. investment managers, mutual fund companies and alternative investment managers worldwide. Investments in New Businesses include the Company's global asset management businesses as well as initiatives into new U.S. markets.


           Summary Financial Information and Results of Operations
           -------------------------------------------------------
           In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001, the results of operations and cash flows for the three and six months ended June 30, 2001 and 2000.

           Interim Financial Information
           -----------------------------
           While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's latest annual report on Form 10-K.

           Principles of Consolidation
           ---------------------------
           The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company's principal subsidiaries are SEI Investments Distribution Company, SEI Investments Management Corporation, and SEI Private Trust Company. All intercompany accounts and transactions have been eliminated. Investment in unconsolidated affiliate is accounted for using the equity method due to the Company's less than 50 percent ownership. The Company's portion of the affiliate's operating results is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income, (See Note 6).

           Property and Equipment
           ----------------------
           Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                              Estimated
                                                                                                             Useful Lives
                                                         June 30, 2001             December 31, 2000          (In Years)
                                                         -------------             -----------------          ----------
           Equipment                                    $ 76,768,000                $ 71,377,000                   3 to 5
           Buildings                                      34,752,000                  34,695,000                 25 to 39
           Land                                            9,345,000                   9,345,000                      N/A
           Purchased software                             19,380,000                  16,035,000                        3
           Furniture and fixtures                         14,689,000                  14,230,000                   3 to 5
           Leasehold improvements                          7,321,000                   7,313,000               Lease Term
           Construction in progress                       15,584,000                   5,990,000                      N/A
                                                        ------------                ------------

                                                         177,839,000                 158,985,000
           Less:  Accumulated depreciation
                  and amortization                       (92,434,000)                (83,874,000)
                                                        ------------                ------------

           Property and Equipment, net                  $ 85,405,000                $ 75,111,000
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

              Capitalized Software
              --------------------
              The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 7.1 years.

              Earnings per Share
              ------------------
              The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Pursuant to SFAS 128, dual presentation of basic and diluted earnings per common share is required on the face of the statements of income for companies with complex capital structures. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. All common share figures have been restated to reflect the two-for-one stock split in February 2001.

                                                                              For the Three month period ended
                                                                                        June 30, 2001
                                                                   ------------------------------------------------------
                                                                     Income                  Shares             Per Share
                                                                   (Numerator)            (Denominator)           Amount
                                                                   ----------              -----------            ------
             Basic earnings per common share                       $31,167,000             108,662,000            $.29
                                                                                                                  ====
             Dilutive effect of stock options                               --               6,346,000
                                                                   -----------             -----------

             Diluted earnings per common share                     $31,167,000             115,008,000            $.27
                                                                   ===========             ===========            ====

                                                                             For the Three month period ended
                                                                                       June 30, 2000
                                                                   ------------------------------------------------------
                                                                      Income                 Shares             Per Share
                                                                   (Numerator)           (Denominator)            Amount
                                                                    ---------             -----------             ------
             Basic earnings per common share                       $22,627,000             106,156,000            $.21
                                                                                                                  ====

             Dilutive effect of stock options                               --               6,840,000
                                                                   -----------             -----------

             Diluted earnings per common share                     $22,627,000             112,996,000            $.20
                                                                   ===========             ===========            ====

              Options to purchase 1,299,000 shares of common stock, with an average exercise price of $49.73 were outstanding during the second quarter of 2001, but were excluded from the diluted earnings per common share calculation because the options' exercise prices were greater than the average market price of the Company's common stock. All stock options outstanding during the second quarter of 2000 were included in the diluted earnings per common share calculation.


                                                                                For the Six month period ended
                                                                                         June 30, 2001
                                                                   ---------------------------------------------------------
                                                                     Income                   Shares             Per Share
                                                                   (Numerator)             (Denominator)            Amount
                                                                    ---------               -----------             ------
             Basic earnings per common share                       $59,876,000              108,631,000              $.55
                                                                                                                     ====

             Dilutive effect of stock options                               --                6,782,000
                                                                   -----------              -----------

             Diluted earnings per common share                     $59,876,000              115,413,000              $.52
                                                                   ===========              ===========              ====

                                                                              For the Six month period ended
                                                                                       June 30, 2000
                                                                ------------------------------------------------------------
                                                                      Income                  Shares             Per Share
                                                                   (Numerator)             (Denominator)           Amount
                                                                    ---------               -----------            ------
             Basic earnings per common share                       $42,896,000              106,072,000            $.40
                                                                                                                   ====

             Dilutive effect of stock options                               --                6,712,000
                                                                   -----------              -----------

             Diluted earnings per common share                     $42,896,000              112,784,000            $.38
                                                                   ===========              ===========            ====


              Options to purchase 1,299,000 and 2,202,000 shares of common stock, with an average exercise price of $49.73 and $19.75 were outstanding during the first six months of 2001 and 2000, respectively, but were excluded from the diluted earnings per common share calculation because the options' exercise prices were greater than the average market price of the Company's common stock.

              Statements of Cash Flows
              ------------------------
              For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

              Supplemental disclosures of cash paid/received during the six months ended June 30 is as follows:

                                                                          2001                      2000
                                                                          ----                      ----
             Interest paid                                             $1,073,000              $  1,146,000
             Interest and dividends received                           $4,184,000              $  1,782,000
             Income taxes paid                                         $       --              $ 25,485,000

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


Note 2.       Comprehensive Income - The Company computes comprehensive income
              --------------------
              in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income includes net income, foreign currency translation adjustments, and unrealized holding gains and losses and is presented on the accompanying Consolidated Statements of Income.

                                                           Foreign                Unrealized            Accumulated
                                                           Currency                 Holding                Other
                                                         Translation             Gains(Losses)         Comprehensive
                                                         Adjustments            on Investments            Losses
                                                         -----------            --------------            ------
          Beginning balance                                $(736,000)             $ (923,000)           $(1,659,000)
          Current period change                             (253,000)                129,000               (124,000)
                                                             --------                -------            -----------

          Ending Balance                                   $(989,000)             $ (794,000)           $(1,783,000)
                                                             =======                 =======              =========



Note 3.   Receivables - Receivables on the accompanying Consolidated Balance
          -----------
          Sheets consist of the following:

                                                          June 30, 2001           December 31, 2000
                                                          -------------           -----------------
             Trade receivables                              $26,986,000                 $22,558,000
             Fees earned, not received                        1,743,000                   1,801,000
             Fees earned, not billed                         35,539,000                  24,745,000
                                                             ----------                  ----------

                                                             64,268,000                  49,104,000
             Less:  Allowance for doubtful accounts          (1,700,000)                 (1,700,000)
                                                            -----------                 -----------

                                                            $62,568,000                 $47,404,000
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

          At June 30, 2001, Investments available for sale had an aggregate cost of $39,790,000 and an aggregate market value of $38,521,000 with gross unrealized holding losses of $1,269,000. At that date, the net unrealized holding losses of $794,000 (net of income tax expense of $475,000) were reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.

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

Note 5    Derivative Instruments and Hedging Activities - The Company accounts
          ---------------------------------------------
          for its derivatives in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133" ) and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", ("SFAS 138").

          The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of the fair value of a recognized asset. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the gain or loss on the hedged asset that is attributable to the hedged risk, are recorded in current period earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value hedges to specific assets on the balance sheet.

          The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

          Operating Expense for the three and six months period ended June 30, 2001, includes $273,000 of net loss from hedge ineffectiveness or from excluding a portion of a derivative instruments' gain or loss from the assessment of hedge effectiveness related to derivatives designated as fair value hedges.

Note 6.   Other Assets - Other assets on the accompanying Consolidated Balance
          ------------
          Sheets consist of the following:

                                                          June 30, 2000        December 31,2000
                                                          -------------        ----------------
          Investment in unconsolidated affiliate            $  6,184,000          $  5,627,000
          Other, net                                          17,164,000            12,696,000
                                                              ----------           -----------

          Other assets                                      $ 23,348,000          $ 18,323,000
                                                              ==========            ==========


          Investment in Unconsolidated Affiliate - LSV Asset Management ("LSV")
          --------------------------------------
          is a partnership formed between the Company and several leading academics in the field of finance. LSV is a registered investment advisor, which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds. The Company's interest in LSV was approximately 45 percent in 2001 and 47 percent in 2000. LSV is accounted for using the equity method of accounting due to the less than 50 percent ownership. The Company's portion of LSV's net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income.



          The following table contains the Condensed Statements of Income of LSV for the three months ended June 30:

                                                   2001                2000
                                                   ----                ----

          Revenues                               $7,736,000          $5,385,000
                                                  =========           =========

          Net income                             $5,744,000          $3,786,000
                                                  =========           =========

        The following table contains the Condensed Statements of Income of LSV for the six months ended June 30:

                                                  2001                  2000
                                                  ----                  ----

        Revenues                               $14,688,000           $10,679,000
                                                ==========            ==========

        Net income                             $10,772,000           $ 7,547,000
                                                ==========            ==========

        The following table contains the Condensed Balance Sheets of LSV:


                                             June 30, 2001     December 31, 2000
                                             -------------     -----------------

        Current assets                        $ 12,442,000           $10,976,000
        Non-current assets                         134,000               103,000
                                               -----------            ----------

        Total assets                          $ 12,576,000           $11,079,000
                                               ===========            ==========

        Current liabilities                   $  1,229,000           $ 1,285,000
        Partners' capital                       11,347,000             9,794,000
                                               -----------            ----------
        Total liabilities and
           partners' capital                  $ 12,576,000           $11,079,000
                                               ===========            ==========



Note 7. Accrued Expenses - Accrued expenses on the accompanying Consolidated Balance Sheets consist of the following:


                                             June 30, 2000     December 31, 2000
                                             -------------     -----------------

        Accrued compensation                  $ 34,156,000          $ 49,890,000
        Accrued proprietary fund services       14,384,000            14,834,000
        Accrued consulting services              6,731,000             8,200,000
        Other accrued expenses                  66,121,000            48,358,000
                                               -----------           -----------

        Total accrued expenses                $121,392,000          $121,282,000
                                               ===========           ===========


Note 8. Line of Credit - The Company has line of credit agreement with its
        --------------
        principle lending institutions. The fAgreement provides for borrowings of up to $50,000,000, and expires on August 31, 2001, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. Management believes the agreement will be extended. The line of credit, when utilized, accrues interest at the Prime rate or one and one-quarter percent above the London Interbank Offered Rate (LIBOR). The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments.


Note 9. Long-term Debt - On February 24, 1997, the Company signed a Note
        --------------
        Purchase Agreement authorizing the issuance and sale of $20,000,000 of 7.20% Senior Notes, Series A, and $15,000,000 of 7.27% Senior Notes, Series B, (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company's line of credit at that date. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. The Company was in compliance with all covenants during the first six months of 2001.

              Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $2,000,000 in February 2001. The current portion of the Notes amounted to $2,000,000 at June 30, 2001. The carrying amount of the Company's long-term debt is not materially different from its fair value.

              On June 26, 2001 the Company entered into a loan agreement (the "Agreement") with a separate lending institution. The agreement provides for borrowing up to $25,000,000 in the form of a term loan, and expires on March 31, 2006 and is payable in seventeen equal quarterly installments. The term loan, when utilized, accrues interest at the Prime rate or plus one and thirty-five hundredths of one percent above the London Interbank Offered Rate (LIBOR). The Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. On August 2, 2001, the Company borrowed $25,000,000 on this term loan. The loan was necessary to support capital improvement projects for our corporate campus and other business purposes. None of these covenants negatively affect the Company's liquidity or capital resources.




Note  10.     Common Stock Buyback - The Board of Directors has authorized
              --------------------
              the purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $453,365,000. Through June 30, 2001, a total of 99,592,000 shares at an aggregate cost of $405,053,000 have been purchased and retired. The Company purchased 1,327,000 shares at a total cost of $49,962,000 during the six month period ended June 30, 2001.

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


Note  11.     Dividend - On May 29, 2001, the Board of Directors declared a cash
              --------
              dividend of $.05 per share on the Company's common stock, which was paid on June 26, 2001, to shareholders of record on June 12, 2001.


Note  12.     Segment Information - The Company defines its business segments in
              -------------------
              accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report financial information about operating segments in financial statements. SFAS 131 also requires additional disclosures about product and services, geographic areas, and major customers. The company redefined its segments during the second quarter 2001 and restated all prior periods to conform with the current presentation.

              The Company is organized around its five primary business lines:
              Private Banking & Trust, Investment Advisors, Enterprises, Money Mangers, and Investments in New Businesses. Private Banking & Trust provides investment processing solutions, fund processing solutions and investment management programs to banks and private trust companies. Investment Advisors provides investment management programs and investment processing solutions to affluent investors through a network of financial intermediaries, independent investment advisors and other investment professionals. Enterprises provide retirement and treasury business solutions for corporations, unions, foundations and endowments, and other institutional investors. Money Managers provides investment solutions to U.S. investment managers, mutual fund companies and alternative investment managers worldwide. Investments in New Businesses include the Company's global asset management business as well as initiatives into new U.S. markets.

              The information in the following tables is derived from the Company's internal financial reporting used for corporate management purposes. The accounting policies of the reportable segments are the same as those described in Note 1. The Company's management evaluates financial performance of its operating segments based on income before income taxes.

              The following tables highlight certain unaudited financial information about each of the Company's segments for the three months ended June 30, 2001 and 2000. (In thousands)

                                Private                                             Investments          General
                                Banking    Investment                      Money      In New               And
                                & Trust     Advisors     Enterprises     Managers   Businesses       Administrative     Total
                               -------      --------     -----------     --------    ----------      --------------     -----

                                                        For the Three-Month Period Ended June 30, 2001
                                                                (In thousands)
                           ---------------------------------------------------------------------------------------------------------
       Revenues                 $93,170       $38,687      $17,290        $ 8,708     $ 10,625                        $168,480
                                -------       -------      -------        -------     --------                        --------

       Operating
        income (loss)           $35,465       $14,399      $ 6,335        $   735     $ (4,903)      $(6,121)         $ 45,910
                                -------       -------      -------        -------     --------       -------

       Other income,
       net                                                                                                            $  3,561
                                                                                                                      --------

       Income before
        income taxes                                                                                                  $ 49,471
                                                                                                                      --------

       Depreciation and
        amortization            $ 3,129       $   762      $   260        $   229     $    329       $   172          $  4,881
                                -------       -------      -------        -------     --------       -------          --------

       Capital
        Expenditures            $ 6,992       $ 1,238      $   454        $   372     $    430       $   482          $  9,968
                                -------       -------      -------        -------     --------       -------          --------


                                Private                                             Investments         General
                                Banking    Investment                     Money        In New             And
                                & Trust     Advisors     Enterprises     Managers    Businesses      Administrative   Total
                               -------      --------     -----------     --------    ----------      --------------   -----

                                                       For the Three-Month Period Ended June 30, 2000
                                                                (In thousands)
                           ---------------------------------------------------------------------------------------------------------
       Revenues                   $83,479     $30,944      $13,613         $8,452       $ 9,952                       $146,440
                                  -------     -------      -------         ------       -------                       --------

       Operating
        income (loss)             $32,555     $ 9,786      $ 1,537         $  302       $(5,713)       $(4,243)       $ 34,224
                                  -------     -------      -------         ------       -------        -------

       Other income,                                                                                                  $  2,272
       net                                                                                                            --------

       Income before
        income taxes                                                                                                  $ 36,496
                                                                                                                      --------

       Depreciation and
        amortization              $ 2,825     $   686      $   204         $  230       $   278        $   123        $  4,346
                                  -------     -------      -------         ------       -------        -------        --------

       Capital
        Expenditures              $ 4,530     $   291      $   136         $  380       $   747        $   240        $  6,324
                                  -------     -------      -------         ------       -------        -------        --------

        The following tables highlight certain unaudited financial information about each of the Company's segments for the six months ended June 30, 2001 and 2000. (In thousands)

                         Private                                             Investments         General
                         Banking    Investment                    Money         In New             And
                         & Trust     Advisors     Enterprises    Managers     Businesses      Administrative     Total
                         -------     --------     -----------    --------     ----------      --------------     -----

                                                For the Six-Month Period Ended June 30, 2001
                                                               (In thousands)
                         ----------------------------------------------------------------------------------------------
 Revenues                 $182,592    $ 76,766        $33,198     $ 16,472     $ 20,753                        $329,781
                          --------    --------        -------     --------     --------                        --------

 Operating
    income (loss)         $ 69,135    $ 29,121        $10,473     $    612     $(10,294)      $(11,504)        $ 87,543
                          --------    --------        -------     --------     --------       --------
 Other income, net                                                                                             $  7,498
                                                                                                               --------
 Income before
    income taxes                                                                                               $ 95,041
                                                                                                               --------
 Depreciation and
    amortization          $  6,156    $  1,511        $   516     $    447     $    649       $    337         $  9,616
                          --------    --------        -------      -------      -------       --------         --------

 Capital
    Expenditures          $ 13,779    $  2,001        $   734     $    647     $    721       $  1,001         $ 18,883
                         Private                                             Investments          General
                         Banking    Investment                    Money         In New             And
                         & Trust     Advisors     Enterprises    Managers     Businesses      Administrative     Total
                         -------     --------     -----------    --------     ----------      --------------     -----

                                                For the Six-Month Period Ended June 30, 2001
                                                               (In thousands)
                         ----------------------------------------------------------------------------------------------
 Revenues                 $164,312    $ 59,941        $26,349     $ 15,111     $ 19,473                        $285,186
                          --------    --------        -------     --------     --------                        --------

 Operating
    income (loss)           62,939    $ 15,796        $ 3,805     $     11     $(69,990)      $ (7,785)        $ 64,776
                          --------    --------        -------     --------     --------       --------

 Other income, net                                                                                             $  4,411
                                                                                                               --------
 Income before
    income taxes                                                                                               $ 69,187
                                                                                                               --------
 Depreciation and
    amortization          $  5,449    $  1,329        $   442     $    397     $    525       $    257         $  8,399
                          --------    --------        -------     --------     --------       --------         --------
 Capital
    Expenditures          $  7,348    $    538        $   207     $    592     $  1,271       $    504         $ 10,460
                          --------    --------        -------     --------     --------       --------         --------

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   -----------------------------------------------------------------
                            Results of Operations.
                            ---------------------
                     (In thousands, except per share data)

We are organized around our five business lines: Private Banking & Trust, Investment Advisors, Enterprises, Money Mangers and Investments in New Businesses. Financial information on each of these segments is reflected in Note 12 of the Notes to Consolidated Financial Statements.

Results of Operations
---------------------

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000

Consolidated Overview

Income Statement Data
(In thousands, except per common                        Three Months Ended                        Six Month Ended
 share data)                                                 June 30,                                June 30,
                                                                           Percent                                  Percent
                                                  2001         2000        Change         2001          2000        Change
                                                  ----         ----        ------         ----          ----        ------
Revenues:
   Private Banking & Trust                        $  93,170    $  83,479       12%       $ 182,592   $ 164,312      11%
   Investment Advisors                               38,687       30,944       25%          76,766      59,941      28%
   Enterprises                                       17,290       13,613       27%          33,198      26,349      26%
   Money Mangers                                      8,708        8,452        3%          16,472      15,111       9%
   Investments in New Businesses                     10,625        9,952        7%          20,753      19,473       7%
                                                  ---------    ---------                 ---------   ---------
     Total revenues                               $ 168,480    $ 146,440       15%       $ 329,781   $ 285,186      16%

Operating Income (Loss):
   Private Banking & Trust                        $  35,465    $  32,555        9%       $  69,135   $  62,939      10%
   Investment Advisors                               14,399        9,786       47%          29,121      15,796      84%
   Enterprises                                        6,335        1,537      312%          10,473       3,805     175%
   Money Mangers                                        735          302      143%             612          11   5,464%
   Investments in New Businesses                     (4,903)      (5,713)      14%         (10,294)     (9,990)     (3%)
   General and Administrative                        (6,121)      (4,243)     (44%)        (11,504)     (7,785)    (48%)
                                                  ---------    ---------                 ---------   ---------
     Income from operations                          45,910       34,224       34%          87,543      64,776      35%

Other income, net                                     3,561        2,272       57%           7,498       4,411      70%
                                                  ---------    ---------                 ---------   ---------

Income before income taxes                           49,471       36,496       36%          95,041      69,187      37%

Income taxes                                         18,304       13,869       32%          35,165      26,291      34%
                                                  ---------    ---------                 ---------   ---------
Net Income                                        $  31,167    $  22,627       38%       $  59,876   $  42,896      40%
                                                  =========    =========                 =========   =========

Diluted earnings per common share                 $     .27    $     .20       35%       $     .52   $     .38      37%
                                                  =========    =========                 =========   =========

Revenues and earnings increased over the corresponding prior year periods primarily because of increased sales to new clients and the delivery of new products and services to existing clients in our primary business lines. We believe our growth is due to increased market acceptance of our products and services. Also, the economies of scale built within our operations have partially contributed to our growth in earnings. The increase in margins is accomplished at the same time we are investing heavily in the future.

We believe our future growth is dependent upon our ability to deliver new products and services in our diversified portfolio of business. Also, we must continue to generate economies of scale in most of our back-office and investment management operations, as well as having many shared technology development projects that leverage our technology spending. However, any expected growth in revenues and earnings may be negated by volatility in the capital markets, and mergers and acquisitions within the banking industry that would result in the loss of any significant clients.

Asset Balances
(In millions)

                                                                              As of June 30,
                                                                              --------------            PERCENT
                                                                         2001               2000         CHANGE
                                                                         ----               ----         ------
Assets invested in equity and fixed income programs                    $  56,196          $  48,278        16%
Assets invested in liquidity funds                                        23,710             23,412         1%
                                                                       ---------          ---------
   Assets under management                                                79,906             71,690        11%

Client proprietary assets under administration                           220,103            187,259        18%
                                                                       ---------          ---------
   Assets under management and administration                          $ 300,009          $ 258,949        16%
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

Private Banking and Trust
-------------------------

Private Banking & Trust provides investment processing solutions, fund processing solutions, and investment management programs to banks and private trust companies. Investment processing services primarily include outsourcing services provided through our TRUST 3000 product line. TRUST 3000 includes many integrated products and sub-systems that provide a complete investment accounting and management information system for trust institutions. Revenues are primarily earned from monthly processing and software services fees and project fees associated with the conversion of new and merging clients.

Fund processing solutions include administration and distribution services provided to bank proprietary mutual funds. These services primarily include fund administration and accounting, legal services, shareholder recordkeeping, and marketing. Revenues are based on a fixed percentage, referred to as basis points, of the average daily asset value of the proprietary funds.

Investment management revenues are primarily earned through management fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of assets under management.

                                                           Three Months Ended                        Six Months Ended
                                                   June 30,       June 30      Percent      June 30,      June 30     Percent
                                                     2001           2000        Change        2001          2000       Change
                                                     ----           ----        ------        ----          ----       ------
Revenues:
Investment processing fees                         $59,689        $51,184     17%          $115,905      $100,008       16%
Fund processing fees                                22,539         21,992      2%            44,701        43,923        2%
Investment management fees                          10,942         10,303     6%             21,986        20,381        8%
                                                   -------        -------                  --------      --------
     Total revenues                                 93,170         83,479     12%           182,592       164,312       11%

Expenses:
Operating and development                           44,911         39,180     15%            88,854        78,197       14%
Sales and marketing                                 12,794         11,744      9%            24,603        23,176        6%
                                                   -------        -------                  --------      --------

     Total operating profits                       $35,465        $32,555      9%          $ 69,135      $ 62,939       10%
                                                   =======        =======                  ========      ========

     Profit margin                                      38%            39%    --                 38%           38%      --

Percent of Revenue:
Operating and development                               48%            47%                       49%           48%
Sales and marketing                                     14%            14%                       13%           14%

The increase in Investment processing revenues over the corresponding prior year periods is primarily attributable to increased sales in our core service bureau business. This improvement reflects the installation of new clients onto TRUST 3000 that contracted for services during the past several quarters. Revenues were also affected by an increase in brokerage services through SEI's captive broker/dealer.

Operating profits and profit margin reflect increased revenue and continued investments in new products.

We believe our future growth in revenues and earnings will come from maintaining a consistent level of investment in the development of new products and services to grow existing markets and to expand into new markets. However, consolidations among our banking clients continue to be a major strategic issue facing this segment.


Investment Advisors
-------------------

Investment Advisors provides investment management programs and investment processing solutions to affluent investors distributed through a network of investment professionals. Revenues are primarily earned through management fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of assets under management.

                                                    Three Months Ended                           Six Months Ended
                                             June 30,       June 30,   Percent          June 30,        June 30,    Percent
                                               2001           2000      Change            2001            2000      Change
                                               ----           ----      ------            ----            ----      ------
Total Revenues                                $38,687       $30,944       25%            $76,766        $59,941       28%

Expenses:
Operating and development                      11,916         9,229       29%             23,168         19,844       17%
Sales and marketing                            12,372        11,929        4%             24,477         24,301        1%
                                              -------       -------                      -------        -------

     Total operating profits                  $14,399       $ 9,786       47%            $29,121        $15,796       84%
                                              =======       =======                      =======        =======

     Profit margin                                 37%           32%      --                  38%            26%      --

Percent of Revenue:
Operating and development                          31%           30%                          30%            33%
Sales and marketing                                32%           38%                          32%            41%

The increase in revenues in both comparable periods was primarily due to growth in assets under management as a result of new business. Our net cash flow from funds for the second quarter 2001 was $1.0 billion and $2.4 billion for the first six months of 2001. We attribute most of this growth to our continued success at recruiting new registered investment advisors. We established approximately 700 new registered investment advisor relationships during the first six months of 2001, of which 200 occurred in the second quarter, bringing our total network to about 8,300 advisors.

Operating profits and profit margin improvement was due to increased sales of our investment management programs while controlling costs, primarily sales and marketing. We have been able to continue to make investments in developing new products without affecting margins.

Despite the recent volatility in the marketplace, we continue to attract new business that will support future growth. However, continued volatility in the capital markets could negatively affect future revenues and profits.

Enterprises
-----------

Enterprises provides retirement business solutions and treasury business solutions for corporations, unions and political entities, endowments and foundations and insurance companies. Revenues are primarily earned through management fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of assets under management.

                                             Three Months Ended                          Six Months Ended
                                       June 30,      June 30        Percent       June 30,       June 30        Percent
                                         2001          2000          Change         2001           2000         Change
                                         ----          ----          ------         ----           ----         ------
Total Revenues                          $ 17,290       $13,613          27%         $ 33,198      $ 26,349         26%

Expenses:
Operating and development                  5,338         5,901         (10%)          10,791        10,218          6%
Sales and marketing                        5,617         6,175          (9%)          11,934        12,326         (3%)
                                        --------       -------                      --------      --------

     Total operating profits            $  6,335       $ 1,537         312%         $ 10,473      $  3,805        175%
                                        ========       =======                      ========      ========

     Profit margin                            37%           11%         --                32%           14%        --

Percent of Revenue:
Operating and development                     31%           44%                           32%           39%
Sales and marketing                           32%           45%                           36%           47%


The increase in revenues over the comparable prior year periods was fueled by growth in average assets under management due to new clients that were sold and funded during the last twelve months. We feel this increase in new sales is the result of increased market acceptance of our outsource business solution across a diverse range of clients. We added 17 new institutional clients during the second quarter of 2001 and 22 new institutional clients during the first six months in 2001. Net cash inflow from funds during the quarter was approximately $1.3 billion. We had an unfunded backlog of about $400 million as of June 30, 2001.

Operating profits and profit margins in both comparable periods were significantly affected by the timing of certain expenditures. During the first six months of 2000, we incurred significant technology costs associated with the development of our treasury solutions platform that strained profits and margins. In addition, the second quarter of 2001 reflects an unusual decrease in sales and marketing expenditures due to the timing of marketing programs and events. We do anticipate a increase in marketing expenditures in the near term.

We are encouraged by the receptivity of the market to our business solutions. We will continue to build and invest in this business that is diversified by client and solution types in markets that we believe offer new opportunities for our services. However, future revenues and earnings could be significantly affected by changes in the capital markets.


Money Managers
--------------

Money Managers provides investment solutions to U.S investment managers, mutual fund companies and alternative investment managers worldwide. Revenues are earned through administration and distribution fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of assets under management.

                                             Three Months Ended                         Six Months Ended
                                       June 30,      June 30       Percent       June 30,       June 30      Percent
                                         2001          2000         Change         2001          2000        Change
                                         ----          ----         ------         ----          ----        ------
Total Revenues                           $8,708         $8,452          3%          $16,472      $15,111         9%

Expenses:
Operating and development                 4,280          4,543         (6%)           8,852        7,820        13%
Sales and marketing                       3,693          3,607          2%            7,008        7,280        (4%)
                                         ------         ------                      -------      -------

     Total operating profits             $  735         $  302        143%          $   612      $    11     5,464%
                                         ======         ======                      =======      =======

     Profit margin                            8%             4%        --                 4%           0%       --

Percent of Revenue:
Operating and development                    49%            53%                          54%          52%
Sales and marketing                          43%            43%                          42%          48%


The increase in revenues over the prior years comparable periods was primarily due to a significant increase in average assets under administration, mainly during the second quarter of 2001. We experienced strong sales during the second quarter 2001, including a significant client that funded during June 2001. We contracted with eight alternative investment managers and six U.S. money mangers, many of which will be funding during the third quarter of 2001.

Operating profits and profit margins increased over the corresponding prior year periods due to the increase in new business activity. During 2000, we made significant investments in developing the necessary infrastructure to tailor our products and services in these markets. We will continue to make investments in this business that could affect future profits and margins. In addition, revenues are affected by swings in the capital markets. Any significant change in value would have an impact on revenues.


Investments in New Businesses
-----------------------------

Investments in New Businesses include our global asset management and investment processing initiatives that incorporate our investment products and services to provide investment solutions to institutional and high-net-worth investors outside the United States. Revenues are primarily earned through management fees and processing fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of assets under management.

                                                Three Months Ended                           Six Months Ended
                                       June 30,      June 30        Percent       June 30,        June 30        Percent
                                         2001          2000         Change          2001            2000         Change
                                         ----          ----         ------          ----            ----         ------
Total Revenues                          $ 10,625      $  9,952          7%          $ 20,753        $ 19,473         7%

Expenses:
Operating and development                 10,869        10,311          5%            21,678          19,367        12%
Sales and marketing                        4,659         5,354        (13%)            9,369          10,096        (7%)
                                        --------      --------                      --------        --------


   Total operating losses               $ (4,903)     $ (5,713)        14%          $(10,294)       $ (9,990)       (3%)
                                        ========      ========                      ========        ========

   Profit margin                             (46%)         (57%)       --                (50%)           (51%)      --

Percent of Revenue:
Operating and development                    102%          104%                          105%             99%
Sales and marketing                           44%           53%                           45%             52%

The increase in revenues over the corresponding prior year periods is primarily due to an increase is assets under management from our Europe/South Africa, Korea and Canada initiatives. Also, we are beginning to see some early positive results from the launch of our U.K. pension plan initiative. Finally, revenues in 2000 included our Canadian consulting business that was sold in July 2000. Excluding those revenues, revenues would have increased 25 percent in the second quarter 2001 and 28 percent for the first six months of 2001.

The pace of global asset gathering and revenue recognition continues to accelerate. However, we also accelerated the pace of our investment efforts especially in the European region. We plan to undertake new initiatives later in the year, directed at high net worth and institutional investors in Europe. We've also continued our substantial development efforts to enhance our global capabilities of the TRUST 3000 system, especially multi-currency and global reporting capabilities. We believe that global expansion is an area of significant long-term growth for our firm. We will continue to make significant investments in our global initiatives and expect to incur losses throughout the remainder of this year and into 2002.


General & Administrative
------------------------

                                                     Three Months Ended                         Six Months Ended
                                              June 30,      June 30     Percent       June 30,        June 30        Percent
                                                2001          2000      Change          2001           2000          Change
                                                ----          ----      ------          ----           ----          ------
General and Administrative                     $6,121        $4,243       44%         $11,504         $7,785           48%

Percent of Revenue                                  4%            3%                        3%             3%


Other Income
------------

Other income on the accompanying Consolidated Statements of Income consist of the following:

                                                         Three Months ended                           Six Months ended
                                              June 30,        June 30,         Percent      June 30,       June 30,      Percent
                                                2001            2001           Change         2000           2001         Change
                                                ----            ----           ------         ----           ----         ------
Equity in the earnings of
    unconsolidated affiliate                   $2,554          $1,757             45%       $ 4,792        $ 3,510          37%
Interest income                                 1,541           1,066             45%         3,790          2,051          85%
Interest expense                                 (534)           (551)            (3%)       (1,084)        (1,150)          6%
                                               ------          ------                       -------        -------

Total other income, net                        $3,561          $2,272             57%       $ 7,498        $ 4,411          70%
                                               ======          ======                       =======        =======


Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership in the general partnership of LSV Asset Management ("LSV") (See Note 6 of the Notes to Consolidated Financial Statements). The increase in LSV's net earnings is due to an increase in assets under management.

Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period. Although interest income increased over the corresponding prior periods, our interest rates have substantially decreased.

Interest expense primarily relates to our long-term debt and other borrowings.

Liquidity and Capital Resources
-------------------------------

                                                               Six Months
                                                         ---------------------
                                                             Ended June 30,
                                                         ---------------------
                                                           2001         2000
                                                           ----         ----

Net cash provided by operating activities                $ 64,519     $ 31,578
Net cash used in investing activities                     (34,789)     (23,190)
Net cash used in financing activities                     (51,344)     (19,693)
                                                         --------     --------
Net decrease in cash and cash equivalents                 (21,614)     (11,305)

Cash and cash equivalents, beginning of period            159,576       73,206
                                                         --------     --------
Cash and cash equivalents, end of period                 $137,962     $ 61,901
                                                         ========     ========


Cash requirements and liquidity needs are primarily funded through operations and our capacity for additional borrowing. We currently have a line of credit that provides for borrowings of up to $50.0 million. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement, (See Note 8 of the Notes to Consolidated Financial Statements). Additionally, we have a term loan agreement that provides for borrowings of up to $25.0 million (See Note 9 of the Notes to the Consolidated Financial Statements). At June 30, 2001, the unused sources of liquidity consisted of unrestricted cash and cash equivalents of $127.1 million and the unused portion of the line of credit of $50.0 million and $25.0 million of the term loan agreement On August 2, 2001, we borrowed $25.0 on the term loan agreement.

The increase in cash flow from operations was primarily due to an increase in income and the tax benefit received from stock options exercised as a result of the rise in our stock price during the past 3 years. The tax benefit on stock options exercised was previously included in cash flows from financing activities. The prior year has been reclassified to conform with the current year presentation.

Cash flows from investing activities are principally affected by capital expenditures and investments in Company-sponsored mutual funds. Capital expenditures in the first six months of 2001 primarily related to the expansion of our corporate headquarters. Total cost of the expansion is estimated at $50.0 million, of which we have spent $15.5 million to date and $9.6 million during 2001. The expansion is expected to be completed by late 2002. Also, cash flow from investing activities includes purchases of Company-sponsored mutual funds of approximately $18.2 million during 2001, net of $6.8 million of sales, as compared to $15.1 million during 2000, net of $2.1 million of sales.

Cash flows from financing activities are primarily affected by debt and equity transactions. Principal payments on our long-term debt are made annually from the date of issuance while interest payments are made semi-annually. Principal and interest payments were made in the first six months of 2001 and 2000 (See
Note 9 of the Notes to Consolidated Financial Statements). We continued our common stock repurchase program. We purchased approximately 1,327,000 shares of our common stock at a cost of $50.0 million during the first six months of 2001. As of July 31, 2001, we still had $46.1 million remaining authorized for the purchase of our common stock. Cash dividends of $.09 per share were paid in the first six months of 2001 and $.07 in the first six months of 2000. The Board of Directors has indicated its intention to continue making cash dividend payments.

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


Quantitative and Qualitative Disclosures About Market Risk.
----------------------------------------------------------

We do have a number of satellite offices located outside the United States that conduct business in local currencies of that country. All foreign operations aggregate approximately 6 percent of total consolidated revenues. Due to this limited activity, we do not hedge against foreign operations nor do we expect any material loss with respect to foreign currency risk.

Exposure to market risk for changes in interest rates relate primarily to our investment portfolio and other borrowing. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk management transactions. We place our investments in financial instruments that meet high credit quality standards. We are adverse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The interest rate on our long-term debt is fixed and is not traded on any established market. We have no cash flow exposure due to rate changes for our long-term debt.

We are exposed to market risk associated with changes in the fair value of our investments available for sale. To provide some protection against potential fair value changes associated with our investments available for sale, we have entered into various derivative financial transactions. The derivative instruments are used to hedge changes in the fair market value of certain investments available for sale. The derivative instruments are qualifying hedges and as such changes in the fair value hedge along with changes in the fair value of the related hedged item are reflected in the statement of income. We currently hold derivatives with a notional amount of $5.9 million with various terms, generally less than one year. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in current period earnings. During 2001, the amount of hedge ineffectiveness that was charged against current period earnings was $.3 million. We believe the derivative financial instruments entered into provide protection against volatile swings in market valuation associated with our Investments available for sale. During 2001, we did not enter into or hold derivative financial instruments for trading purposes.

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)     The following is a list of exhibits filed as part of the Form
                 10-Q.

                 None.

         (b)     Reports on Form 8-K

                 There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2001.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           SEI INVESTMENTS COMPANY



      Date August 13, 2001                 By /s/ Kathy Heilig
           ----------------------             ---------------------------
                                                  Kathy Heilig
                                                  Vice President and Controller