Form 10-Q
period 2001-09-30
SEI CORP
filed 2001-11-13
CIK 350894

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)*
  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
------
Exchange Act of 1934 for the quarterly period ended September 30, 2001 or
                                                    ------------------
______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                                    0-10200
--------------------------------------------------------------------------------
                            (Commission File Number)

                            SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                           23-1707341
------------------------------------            --------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                            Identification Number)


             1 Freedom Valley Drive, Oaks, Pennsylvania  19456-1100
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 108,024743 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements
-------  --------------------


                          Consolidated Balance Sheets
                          ---------------------------
                                 (In thousands)

                                                   September 30, 2001   December 31, 2000
                                                   -------------------  -----------------
                                                       (unaudited)
Assets
------

Current assets:

Cash and cash equivalents (including restricted
    cash of $10,889 and $11,900)                             $144,156            $159,576
Receivables from regulated investment companies                25,752              27,607
Receivables, net of allowance for doubtful
    accounts of $1,700                                         64,540              47,404
Deferred income taxes                                           7,160               9,030
Prepaid expenses and other current assets                       6,095               5,414
                                                             --------            --------

          Total current assets                                247,703             249,031
                                                             --------            --------

Property and equipment, net of accumulated
    depreciation and amortization of $96,686
    and $83,874                                                89,095              75,111
                                                             --------            --------

Capitalized software, net of accumulated
    amortization of $13,060 and $11,733                        11,495              12,823
                                                             --------            --------

Investments Available for Sale                                 62,036              20,294
                                                             --------            --------

Other assets, net                                              25,529              18,323
                                                             --------            --------

          Total Assets                                       $435,858            $375,582
                                                             ========            ========


        The accompanying notes are an integral part of these statements.

                          Consolidated Balance Sheets
                          ---------------------------
                        (In thousands, except par value)




                                        September 30, 2001   December 31, 2000
                                        -------------------  -----------------
                                            (unaudited)

Liabilities and Shareholders' Equity
--------------------------------------

Current liabilities:

Current portion of long-term debt                 $  7,556            $  2,000
Accounts payable                                     4,862               6,721
Accrued expenses                                   143,484             121,282
Deferred revenue                                     5,934              16,450
                                                  --------            --------

     Total current liabilities                     161,836             146,453
                                                  --------            --------

Long-term debt                                      44,444              27,000
                                                  --------            --------

Deferred income taxes                                4,287               4,708
                                                  --------            ---------

Shareholders' equity:

Common stock, $.01 par value, 750,000 shares
   authorized; 108,025 and 108,560 shares issued
   and outstanding                                   1,080               1,086
Capital in excess of par value                     162,410             125,473
Retained earnings                                   64,493              72,521
Accumulated other comprehensive losses              (2,692)             (1,659)
                                                  --------            --------

     Total shareholders' equity                    225,291             197,421
                                                  --------            --------

     Total Liabilities and Shareholders' Equity   $435,858            $375,582
                                                  ========            ========


        The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)


                                                                  Three Months
                                                               Ended September 30,
                                                                 2001        2000
                                                                 ----        ----
Revenues                                                      $163,403   $155,628

Expenses:
 Operating and development                                      72,357     72,147
 Sales and marketing                                            38,530     38,064
 General and administrative                                      5,887      4,312
                                                              --------   --------

Income from operations                                          46,629     41,105

Equity in the earnings of unconsolidated affiliate               2,637      1,853
Interest income                                                  1,887      1,938
Interest expense                                                  (532)      (572)
                                                              --------   --------

Income before income taxes                                      50,621     44,324
Income taxes                                                    18,730     16,843
                                                              --------   --------

Net income                                                      31,891     27,481
                                                              --------   --------

Other comprehensive loss, net of tax:
  Foreign currency translation adjustments,
     net of income tax expense (benefit) of $(66) and $158        (112)       257
  Unrealized holding losses on investments,
     net of income tax expense benefit of $468 and $362           (797)      (590)
                                                              --------   --------

Other comprehensive income (loss)                                 (909)      (333)
                                                              --------   --------

Comprehensive income                                          $ 30,982   $ 27,148
                                                              ========   ========

Basic earnings per common share                               $    .29   $    .26
                                                              ========   ========

Diluted earnings per common share                             $    .28   $    .24
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)
                     (In thousands, except per share data)

                                                                   Nine Months
                                                                ------------------
                                                               Ended September 30,
                                                               -------------------
                                                                 2001        2000
                                                                 ----        ----
Revenues                                                       $493,184   $440,184

Expenses:
 Operating and development                                      225,700    207,593
 Sales and marketing                                            115,921    115,243
 General and administrative                                      17,391     12,097
                                                               --------   --------

Income from operations                                          134,172    105,881

Equity in the earnings of unconsolidated affiliate                7,429      5,363
Interest income                                                   5,677      3,989
Interest expense                                                 (1,616)    (1,722)
                                                               --------   --------

Income before income taxes                                      145,662    113,511
Income taxes                                                     53,895     43,134
                                                               --------   --------

Net income                                                       91,767     70,377
                                                               --------   --------

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments,
     net of income tax (benefit) expense of $(214) and $163        (365)       266
  Unrealized holding gains (losses) on investments,
     net of income tax benefit of $392 and $444                    (668)      (724)
                                                               --------   --------

Other comprehensive loss                                         (1,003)      (458)
                                                               --------   --------

Comprehensive income                                           $ 90,764   $ 66,919
                                                               ========   ========

Basic earnings per common share                                $    .84   $    .66
                                                               ========   ========

Diluted earnings per common share                              $    .80   $    .62
                                                               ========   ========

        The accompanying notes are an integral part of these statements.

                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (unaudited)
                                 (In thousands)

                                                                     Nine Months
                                                                -------------------
                                                                 Ended September 30,
                                                                --------------------
                                                                   2001       2000
                                                                --------   --------
Cash flows from operating activities:
Net income                                                      $ 91,767   $ 70,377
Adjustments to reconcile net income
 to net cash provided by operating activities:
 Depreciation and amortization                                    14,527     12,793
 Equity in the earnings of unconsolidated affiliate               (7,429)    (5,363)
 Tax benefit on stock options exercised                           25,473      5,040
 Other                                                            (2,167)     8,356
 Change in current assets and liabilities:
     Decrease (increase) in
      Receivables from regulated investment companies              1,855     (2,479)
      Receivables                                                (17,136)   (22,415)
      Prepaid expenses and other current assets                   (1,746)       533
     Increase (decrease) in
      Accounts payable                                            (1,859)      (539)
      Accrued expenses                                            26,549     17,149
      Deferred revenue                                           (10,516)        56
                                                                --------   --------
     Net cash provided by operating activities                   119,318     83,508
                                                                --------   --------

Cash flows from investing activities:
   Additions to property and equipment                           (27,176)   (18,822)
   Additions to capitalized software                                  --       (449)
   Purchase of investments available for sale                    (60,464)   (17,373)
   Sale of investments available for sale                         18,227      2,510
   Other                                                           4,973      3,533
                                                                --------   --------
     Net cash used in investing activities                       (64,440)   (30,601)
                                                                --------   --------

Cash flows from financing activities:
   Payment on long-term debt                                      (2,000)    (2,000)
   Purchase and retirement of common stock                       (96,072)   (14,948)
   Proceeds from issuance of common stock                         12,560      5,734
   Borrowing on long term debt                                    25,000         --
   Payment of dividends                                           (9,786)    (7,785)
                                                                --------   --------
     Net cash used in financing activities                       (70,298)   (18,999)
                                                                --------   --------

Net decrease in cash and cash equivalents                        (15,420)    33,908

Cash and cash equivalents, beginning of period                   159,576     73,206
                                                                --------   --------

Cash and cash equivalents, end of period                        $144,156   $107,114
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


         Summary Financial Information and Results of Operations
         -------------------------------------------------------
         In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001, the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000.

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

         Property and Equipment
         ----------------------
         Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                                       Estimated
                                                                                                                     Useful Lives
                                                      September 30, 2001              December 31, 2000               (In Years)
                                                   -------------------------       ------------------------           ----------
Equipment                                                 $ 78,499,000                   $ 71,377,000                      3 to 5
Buildings                                                   44,981,000                     34,695,000                    25 to 39
Land                                                         9,345,000                      9,345,000                         N/A
Purchased software                                          20,379,000                     16,035,000                           3
Furniture and fixtures                                      14,897,000                     14,230,000                      3 to 5
Leasehold improvements                                       7,427,000                      7,313,000                  Lease Term
Construction in progress                                    10,253,000                      5,990,000                         N/A
                                                          ------------                   ------------

                                                           185,781,000                    158,985,000
Less:  Accumulated depreciation
       and amortization                                    (96,686,000)                   (83,874,000)
                                                            ----------                     ----------
Property and Equipment, net                               $ 89,095,000                   $ 75,111,000
                                                            ==========                     ==========

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

Capitalized Software
--------------------
The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 6.8 years.

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

                                                                                For the Three month period ended
                                                                                       September 30, 2001
                                                            ----------------------------------------------------------------------
                                                                     Income                     Shares                Per Share
                                                                  (Numerator)               (Denominator)               Amount
                                                                  -----------               -------------               ------
Basic earnings per common share                                 $  31,891,000                108,794,000                  $.29
                                                                                                                           ===

Dilutive effect of stock options                                           --                  6,030,000
                                                                   ----------                -----------

Diluted earnings per common share                               $  31,891,000                114,824,000                  $.28
                                                                   ==========                ===========                   ===


                                                                                For the Three month period ended
                                                                                       September 30, 2000
                                                            ----------------------------------------------------------------------
                                                                    Income                     Shares                 Per Share
                                                                  (Numerator)               (Denominator)               Amount
                                                                  -----------               -------------               ------
Basic earnings per common share                                 $  27,481,000                106,502,000                  $.26
                                                                                                                           ===

Dilutive effect of stock options                                           --                  7,954,000
                                                                   ----------                -----------

Diluted earnings per common share                               $  27,481,000                114,456,000                  $.24
                                                                   ==========                ===========                   ===

          Options to purchase 1,253,000 and 36,000 shares of common stock, with an average exercise price of $49.96 and 34.78 were outstanding during the third quarter of 2001 and 2000, respectively but were excluded from the diluted earnings per common share calculation because the options' exercise prices were greater than the average market price of the Company's common stock.

                                                                                For the Nine month period ended
                                                                                       September 30, 2001
                                                            ----------------------------------------------------------------------
                                                                    Income                     Shares                 Per Share
                                                                  (Numerator)               (Denominator)               Amount
                                                                  -----------               ------------                ------
          Basic earnings per common share                         $91,767,000                108,685,000                  $.84
                                                                                                                           ===

          Dilutive effect of stock options                                 --                  6,546,000
                                                                   ----------                -----------

          Diluted earnings per common share                       $91,767,000                115,231,000                  $.80
                                                                   ==========                ===========                   ===


                                                                                For the Nine month period ended
                                                                                       September 30, 2000
                                                            ----------------------------------------------------------------------
                                                                    Income                     Shares                 Per Share
                                                                  (Numerator)               (Denominator)               Amount
                                                                  -----------               ------------                ------
          Basic earnings per common share                         $70,377,000                106,216,000                  $.66
                                                                                                                           ===

          Dilutive effect of stock options                                 --                  7,126,000
                                                                   ----------                -----------

          Diluted earnings per common share                       $70,377,000                113,342,000                  $.62
                                                                   ==========                ===========                   ===

          Options to purchase 1,288,000 and 36,000 shares of common stock, with an average exercise price of $49.73 and $34.78 were outstanding during the first nine months of 2001 and 2000, respectively, but were excluded from the diluted earnings per common share calculation because the options' exercise prices were greater than the average market price of the Company's common stock.

          Statements of Cash Flows
          ------------------------
          For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

          Supplemental disclosures of cash paid/received during the nine months ended September 30 is as follows:


                                                                                        2001                       2000
                                                                                        ----                       ----
          Interest paid                                                               $2,061,000                $ 2,207,000
          Interest and dividends received                                             $6,046,000                $ 3,762,000
          Income taxes paid                                                           $       --                $36,622,000

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


Note 2.   Comprehensive Income - The Company computes comprehensive income in
          --------------------
          accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income includes net income, foreign currency translation adjustments, and unrealized holding gains and losses and is presented on the accompanying Consolidated Statements of Income. Accumulated Other Comprehensive Income on the Consolidated Balance Sheets listed below is the changes from December 31, 2000 to September 30, 2001

                                                                   Foreign                  Unrealized              Accumulated
                                                                   Currency                   Holding                   Other
                                                                  Translation              Gains(Losses)            Comprehensive
                                                                  Adjustments              on Investments              Losses
                                                                  -----------              --------------              ------
          Beginning balance (Dec 31, 2001)                       $  (736,000)              $  (923,000)             $(1,659,000)
          Current period change                                     (365,000)                 (668,000)              (1,033,000)
                                                                    --------                  --------              -----------

          Ending Balance                                         $(1,101,000)              $(1,591,000)             $(2,692,000)
                                                                  ==========                ==========               ==========

Note 3.   Receivables - Receivables on the accompanying Consolidated Balance
          -----------
          Sheets consist of the following:

                                                                                September 30, 2001           December 31, 2000
                                                                                ------------------           -----------------
          Trade receivables                                                          $27,474,000                 $22,558,000
          Fees earned, not received                                                    2,469,000                   1,801,000
          Fees earned, not billed                                                     36,297,000                  24,745,000
                                                                                      -----------                 ----------

                                                                                      66,240,000                  49,104,000
          Less:  Allowance for doubtful accounts                                      (1,700,000)                 (1,700,000)
                                                                                      ----------                  ----------

                                                                                     $64,540,000                 $47,404,000
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

          At September 30, 2001, Investments available for sale had an aggregate cost of $64,574,000 and an aggregate market value of $62,036,000 with gross unrealized holding losses of $2,538,000. At that date, the net unrealized holding losses of $1,591,000 (net of income tax expense of $947,000) were reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.

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

          Operating Expense for the three and nine months period ended September 30, 2001, includes $473,000, and 203,000, respectively, of net gain from hedge ineffectiveness or from excluding a portion of a derivative instruments' gain or loss from the assessment of hedge effectiveness related to derivatives designated as fair value hedges.

Note 6.   Other Assets - Other assets on the accompanying Consolidated Balance
          ------------
          Sheets consist of the following:

                                                   September 30, 2001    December 31,2000
                                                   ------------------    ----------------
          Investment in unconsolidated affiliate          $ 6,341,000         $ 5,627,000
          Other, net                                       19,188,000          12,696,000
                                                          -----------         -----------

          Other assets                                    $25,529,000         $18,323,000
                                                          ===========         ===========

          Investment in Unconsolidated Affiliate - LSV Asset Management ("LSV") is a partnership formed between the Company and several leading academics in the field of finance. LSV is a registered investment advisor, which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds. The Company's interest in LSV was approximately 45 percent in 2001 and 47 percent in 2000. LSV is accounted for using the equity method of accounting due to the less than 50 percent ownership. The Company's portion of LSV's net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income.

        The following table contains the Condensed Statements of Income of LSV for the three months ended September 30:

                                          2001          2000
                                          ----          ----

        Revenues                       $7,672,000    $5,385,000
                                       ==========    ==========

        Net income                     $5,682,000    $3,786,000
                                       ==========    ==========


        The following table contains the Condensed Statements of Income of LSV for the nine months ended September 30:



                                        2001          2000
                                        ----          ----

        Revenues                      $22,360,000   $10,679,000
                                      ===========   ===========

        Net income                    $16,454,000   $ 7,547,000
                                      ===========   ===========

        The following table contains the Condensed Balance Sheets of LSV:


                                     September 30,   December 31,
                                     -------------   ------------
                                          2001            2000
                                          ----            ----

        Current assets                $13,347,000   $10,976,000
        Non-current assets                114,000       103,000
                                      -----------   -----------

        Total assets                  $13,461,000   $11,079,000
                                      ===========   ===========

        Current liabilities           $ 1,753,000   $ 1,285,000
        Partners' capital              11,708,000     9,794,000
                                      -----------   -----------
         Total liabilities and
           partners' capital          $13,461,000   $11,079,000
                                      ===========   ===========

Note 7. Accrued Expenses - Accrued expenses on the accompanying Consolidated
        ----------------
        Balance Sheets consist of the following:


                                                September 30, 2001    December 31, 2000
                                                ------------------    -----------------
        Accrued compensation                       $ 50,109,000          $ 49,890,000
        Accrued proprietary fund services            14,739,000            14,834,000
        Accrued consulting services                   6,696,000             8,200,000
        Other accrued expenses                       71,940,000            48,358,000
                                                   ------------          ------------

        Total accrued expenses                     $143,484,000          $121,282,000
                                                   ============          ============

Note 8. Line of Credit - The Company has line of credit agreement with its
        --------------
        principle lending institutions. The Agreement provides for borrowings of up to $50,000,000, and expires on November 30, 2001, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The Company expects to reduce its line of credit to $25,000,000 on the renewal of the line. The line of credit, when utilized, accrues interest at the Prime rate or one and one-quarter percent above the London Interbank Offered Rate (LIBOR). The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments.



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

         Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $2,000,000 in February 2001. The current portion of the Notes amounted to $2,000,000 at September 30, 2001.

         On June 26, 2001 the Company entered into a loan agreement (the "Agreement") with a separate lending institution. The agreement provides for borrowing up to $25,000,000 in the form of a term loan, and expires on March 31, 2006 and is payable in seventeen equal quarterly installments. The term loan, when utilized, accrues interest at the Prime rate or plus one and thirty-five hundredths of one percent above the London Interbank Offered Rate (LIBOR). The Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. None of these covenants negatively affect the Company's liquidity or capital resources. On August 2, 2001, the Company borrowed $25,000,000 on this term loan. The loan was necessary to support capital improvement projects for our corporate campus and other business purposes. The current portion of the notes amounted to $5,556,000 at September 30, 2001. The Company was in compliance with all covenants during the first nine months of 2001.



Note 10. Common Stock Buyback - The Board of Directors has authorized the
         --------------------
         purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $503,365,000. Through September 30, 2001, a total of 100,880,000 shares at an aggregate cost of $451,163,000 have been purchased and retired. The Company purchased 2,616,000 shares at a total cost of $96,072,000 during the nine month period ended September 30, 2001.

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

        The following tables highlight certain unaudited financial information about each of the Company's segments for the three months ended September 30, 2001 and 2000. (In thousands)

                              Private                                      Investments       General
                              Banking   Investment                Money       In New           And
                              & Trust    Advisors   Enterprises  Managers   Businesses   Administrative    Total
                              --------  ----------  -----------  --------  ------------  ---------------  --------
                                               For the Three-Month Period Ended September 30, 2001
                                                                 (In thousands)
                              ------------------------------------------------------------------------------------
Revenues                       $89,201     $38,841      $15,559    $9,682      $10,120                    $163,403
                              --------  ----------  -----------  --------  -----------                    --------

Operating income (loss)        $37,562     $15,420      $ 4,366    $2,054      $(6,886)         $(5,887)  $ 46,929
                              --------  ----------  -----------  --------  -----------   --------------

Other income, net                                                                                         $  3,992
                                                                                                          --------

Income before income taxes                                                                                $ 50,621
                                                                                                          --------

Depreciation and
   amortization               $  2,846     $   938      $   333    $  259      $   352          $   183   $  4,911
                              --------  ----------  -----------  --------  -----------   --------------   --------

Capital Expenditures          $  5,382     $ 1,005      $   368    $  400      $   636          $   502   $  8,293
                              --------  ----------  -----------  --------  -----------   --------------   --------
                              Private                                      Investments       General
                              Banking   Investment                Money       In New           And
                              & Trust    Advisors   Enterprises  Managers   Businesses   Administrative    Total
                              --------  ----------  -----------  --------  ------------  ---------------  --------
                                                For the Three-Month Period Ended September 30, 2000
                                                               (In thousands)
                              -----------------------------------------------------------------------------------
Revenues                      $ 86,153     $37,008      $14,052    $8,518      $ 9,897                    $155,628
                              --------  ----------  -----------  --------  -----------                    --------

Operating income (loss)       $ 33,604     $14,720      $ 3,011    $1,355      $(7,273)         $(4,312)  $ 41,105
                              --------  ----------  -----------  --------  -----------   --------------

Other income, net                                                                                         $  3,219
                                                                                                          --------

Income before income taxes                                                                                $ 44,324
                                                                                                          --------

Depreciation and
   amortization                $ 2,583     $   838      $   294    $  229      $   297          $   153   $  4,394
                              --------  ----------  -----------  --------  -----------   --------------   --------

Capital Expenditures           $ 5,125     $   906      $   333    $  335      $ 1,240          $   423   $  8,362
                              --------  ----------  -----------  --------  -----------   --------------   --------

       The following tables highlight certain unaudited financial information about each of the Company's segments for the nine months ended September 30, 2001 and 2000. (In thousands)

                               Private                                      Investments       General
                               Banking   Investment                Money       In New           And
                               & Trust    Advisors   Enterprises  Managers   Businesses   Administrative     Total
                              ---------  ----------  -----------  --------  ------------  ---------------  ---------
                                                For the Nine-Month Period Ended September 30, 2001
                                                             (In thousands)
                              --------------------------------------------------------------------------------------
Revenues                       $271,793    $115,607      $48,757   $26,154     $ 30,873                     $493,184
                               --------    --------      -------   -------     --------                     --------
Operating
   income (loss)               $106,697    $ 44,541      $14,839   $ 2,666     $(17,180)        $(17,391)   $134,172
                               --------    --------      -------   -------     --------         --------    --------
Other income, net                                                                                           $ 11,490
                                                                                                            --------
Income before
   income taxes                                                                                             $145,662
                                                                                                            --------
Depreciation and
   amortization                $  9,002    $  2,449      $   849   $   706     $  1,001         $    520    $ 14,527
                               --------    --------      -------   -------     --------         --------    --------
Capital
   Expenditures                $ 19,161    $  3,006      $ 1,102   $ 1,047     $  1,357         $  1,503    $ 27,176
                               --------    --------      -------   -------     --------         --------    --------

                              Private                                      Investments       General
                              Banking   Investment                Money       In New           And
                              & Trust    Advisor    Enterprises  Managers   Businesses   Administrative     Total
                              --------  ----------  -----------  --------  ------------  ---------------  ---------
                                               For the Nine-Month Period Ended September 30, 2000
                                                       (In thousands)
                              -------------------------------------------------------------------------------------
Revenues                      $250,465     $96,949      $40,401   $23,629     $ 29,370                     $440,814
                              --------     -------      -------   -------     --------                     --------
Operating
   income (loss)                96,543     $30,516      $ 6,816   $ 1,366     $(17,263)        $(12,097)   $105,881
                              --------     -------      -------   -------     --------         --------
Other income, net                                                                                          $  7,630
                                                                                                           --------
Income before
   income taxes                                                                                            $113,511
                                                                                                           --------
Depreciation and
   amortization               $  8,032     $ 2,167      $   736   $   229     $    822         $    410    $ 12,793
                              --------     -------      -------   -------     --------         --------    --------
Capital
   Expenditures               $ 12,473     $ 1,444      $   540   $   927     $  2,511         $    927    $ 18,822
                              --------     -------      -------   -------     --------         --------    --------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
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

Results of Operations
---------------------

Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

Consolidated Overview

Income Statement Data
(In thousands, except per common                  Three Months Ended                 Nine Months Ended
share data)                                          September 30,                     September 30,
                                                                   Percent                            Percent
                                              2001       2000      Change       2001        2000      Change
                                              ----       ----      ------       ----        ----      ------
Revenues:
   Private Banking & Trust                  $ 89,201   $ 86,153         4%    $271,793    $250,465         9%
   Investment Advisors                        38,841     37,008         5%     115,607      96,949        19%
   Enterprises                                15,559     14,052        11%      48,757      40,401        21%
   Money Mangers                               9,682      8,518        14%      26,154      23,629        11%
   Investments in New Businesses              10,120      9,897         2%      30,873      29,370         5%
                                            --------   --------               --------    --------
     Total revenues                         $163,403   $155,628         5%    $493,184    $440,814        12%

Operating Income (Loss):
   Private Banking & Trust                  $ 37,562   $ 33,604        12%    $106,697    $ 96,543        11%
   Investment Advisors                        15,420     14,720         5%      44,541      30,516        46%
   Enterprises                                 4,366      3,011        45%      14,839       6,816       118%
   Money Mangers                               2,054      1,355        52%       2,666       1,366        95%
   Investments in New Businesses              (6,886)    (7,273)        5%     (17,180)    (17,263)       --
   General and Administrative                 (5,887)    (4,312)      (37%)    (17,391)    (12,097)      (44%)
                                            --------   --------               --------    --------
     Income from operations                   46,629     41,105        13%     134,172     105,881        27%

Other income, net                              3,992      3,219        24%      11,490       7,630        51%
                                            --------   --------               --------    --------

Income before income taxes                    50,621     44,324        14%     145,662     113,511        28%

Income taxes                                  18,730     16,843        11%      53,895      43,134        25%
                                            --------   --------               --------    --------
Net Income                                  $ 31,891   $ 27,481        16%    $ 91,767    $ 70,377        30%
                                            ========   ========               ========    ========

Diluted earnings per common share           $    .28   $    .24        17%    $    .80    $    .62        29%
                                            ========   ========               ========    ========

Revenues and earnings increased over the corresponding prior year periods primarily because of increased sales to new clients and the delivery of new products and services to existing clients. We believe our growth is due to increased market acceptance of our products and services. Although our recurring revenue base continues to be at approximately 80 percent, a fairly large percentage of our revenues are tied to the value of assets that we manage and administer. Revenues derived from asset based fees have decreased due to recent rapid declines in the financial markets. However, these tough financial market conditions reinforce our investment strategy that leans heavily on diversification, asset allocation, and risk management.

Our operating and after tax margins improved primarily due to the leveragability built within our operations. We continue to realize economies of scale in most of our back office and investment management operations. In addition, the investment in our operating infrastructure and the Internet are improving our client service and making us more productive. We are also renewing our focus on process improvement and creating additional efficiencies in our operations.

We believe the market acceptance of our business solutions, our operational leverage, and our portfolio of businesses will support sustainable growth in future revenues and profits. In addition, we will continue to invest in the development of new products and services to expand our client base. However, any expected growth in revenues and earnings may be negated by continued volatility in the capital markets, delays in client decision- making, and mergers and acquisitions within the banking industry that could result in the loss of any significant clients.

Asset Balances
(In millions)
                                                                               As of September 30,                PERCENT
                                                                               -------------------
                                                                             2001              2000               CHANGE
                                                                             ----              ----               ------
Assets invested in equity and fixed income programs                       $ 52,795           $ 51,798                 2%
Assets invested in liquidity funds                                          21,208             24,897               (15%)
                                                                          --------           --------
   Assets under management                                                  74,003             76,695                (4%)

Client proprietary assets under administration                             169,860            195,699               (13%)
                                                                          --------           --------
   Assets under management and administration                             $243,863           $272,394               (10%)
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

Private Banking and Trust
-------------------------

Private Banking & Trust provides investment processing solutions, fund processing solutions, and investment management programs to banks and private trust companies. Investment processing services primarily include outsourcing services provided through our TRUST 3000 product line. TRUST 3000 includes many integrated products and sub-systems that provide a complete investment accounting and management information system for trust institutions. Investment processing fees are primarily earned from monthly processing and software servicing fees and project fees associated with the conversion of new and merging clients.

Fund processing solutions include administration and distribution services provided to bank proprietary mutual funds. These services primarily include fund administration and accounting, legal services, shareholder recordkeeping, and marketing. Fund processing fees are based on a fixed percentage, referred to as basis points, of the average daily net asset value of the proprietary funds.

Investment management fees are primarily earned through management fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of assets under management.

                                               Three Months Ended                Nine Months Ended
                                        Sept .30,   Sept. 30    Percent   Sept. 30,   Sept. 30   Percent
                                           2001       2000      Change       2001       2000     Change
                                          -------    -------   -------     --------   --------   -------
Revenues:
Investment processing fees                $57,127    $53,967         6%    $173,032   $153,975        12%
Fund processing fees                       21,326     21,518        (1%)     66,027     65,441         1%
Investment management fees                 10,748     10,668         1%      32,734     31,049         5%
                                          -------    -------               --------   --------
     Total revenues                        89,201     86,153         4%     271,793    250,465         9%

Expenses:
Operating and development                  39,359     41,192        (4%)    128,213    119,389         7%
Sales and marketing                        12,280     11,357         8%      36,883     34,533         7%
                                          -------    -------               --------   --------

     Total operating profits              $37,562    $33,604        12%    $106,697   $ 96,543        11%
                                          =======    =======               ========   ========

     Profit margin                             42%        39%       --           39%        39%       --

Percent of Revenue:
Operating and development                      44%        48%                    47%        47%
Sales and marketing                            14%        13%                    14%        14%

The increase in Investment processing fees over the corresponding prior year periods is primarily attributable to increased new sales and cross sales to existing clients. In addition, Investment processing fees were impacted by the recognition of one-time processing fees that were partially offset by a decrease in brokerage services.

Although fund processing fees remained relatively flat, the third quarter of 2001includes one-time buyout fees due to the loss of two significant clients which was offset by a corresponding decrease in administration fees from these clients.

Operating profits and profit margin improvement reflect the impact of increased revenues and economies of scale realized from the leveragability built within our technology business. We continued to invest in the development of new products and services.

We believe our future growth in revenues and earnings will come from maintaining a consistent level of investment in the development of new products and services to grow existing markets and to expand into new markets. However, consolidations among our banking clients continue to be a major strategic issue facing this segment. This business has also been affected by delayed client decision-making due to recent market volatility.


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

                                          Three Months Ended                  Nine Months Ended
                                   Sept. 30.   Sept. 30,    Percent   Sept. 30,   Sept. 30,    Percent
                                      2001        2000      Change       2001        2000      Change
                                      ----        ----      ------       ----        ----      ------
Total Revenues                       $38,841     $37,008         5%    $115,607     $96,949        19%

Expenses:
Operating and development             11,449       9,810        17%      34,617      29,654        17%
Sales and marketing                   11,972      12,478        (4%)     36,449      36,779        (1%)
                                     -------     -------               --------     -------

     Total operating profits         $15,420     $14,720         5%    $ 44,541     $30,516        46%
                                     =======     =======               ========     =======

     Profit margin                        40%         40%       --           38%         31%       --

Percent of Revenue:
Operating and development                 29%         26%                    30%         31%
Sales and marketing                       31%         34%                    32%         38%

The increase in revenues in both comparable periods was primarily due to growth in assets under management as a result of new business. We attribute most of this growth to our continued success at recruiting new registered investment advisors and the offering of new services, especially our managed account program. We established approximately 900 new registered investment advisor relationships during the first nine months of 2001, of which 200 occurred in the third quarter, bringing our total network to about 8,500 advisors. However, revenues were negatively impacted by the recent downturn in the financial markets.

Operating profits and profit margin improvement for the first nine months of 2001 was due to increased sales of our investment management programs. We have also lowered sales and marketing expenditures. In addition we have been able to continue making investments in developing new products without affecting margins.

We believe future growth of this business is dependent upon our ability to continue to generate new business through increased sales of existing products as well as the delivery of new products and services However, continued volatility in the capital markets could negatively affect future revenues and profits.

Enterprises
-----------

Enterprises provides retirement business solutions and treasury business solutions for corporations, unions and political entities, endowments and foundations and insurance companies. Retirement solutions revenues are primarily earned through management fees that are based upon a fixed percentage, referred to as basis points, of the average month-end net asset value of assets under management. Treasury solutions revenues are primarily earned through management fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of assets under management.


                                          Three Months Ended                Nine Months Ended
                                   Sept. 30,   Sept. 30    Percent   Sept. 30,  Sept 30    Percent
                                      2001       2000      Change       2001      2000     Change
                                      ----       ----      ------       ----      ----     ------
Total Revenues                       $15,559    $14,052        11%     $48,757   $40,401        21%

Expenses:
Operating and development              5,744      5,002        15%      16,535    15,220         9%
Sales and marketing                    5,449      6,039       (10%)     17,383    18,365        (5%)
                                     -------    -------                -------   -------

     Total operating profits         $ 4,366    $ 3,011        45%     $14,839   $ 6,816       118%
                                     =======    =======                =======   =======

     Profit margin                        28%        21%       --           30%       17%       --

Percent of Revenue:
Operating and development                 37%        36%                    34%       38%
Sales and marketing                       35%        43%                    36%       45%

The increase in revenues over the comparable prior year periods was fueled by growth in average assets under management due to new clients that were sold and funded during the last twelve months. We feel this increase in new sales is the result of increased market acceptance of our outsource business solution across a diverse range of clients. We added 19 new institutional clients during the third quarter of 2001 and 41 new institutional clients during the first nine months in 2001. However, revenues were negatively impacted by the downturn in the financial markets.


Operating profits and profit margins were significantly affected by new sales as well as the timing of certain expenditures. During the first nine months of 2000, we incurred significant technology costs associated with the development of our treasury solutions platform.

We will continue to invest in this business that is diversified by client and solution types in markets that we believe offer new opportunities for our services. However, future revenues and earnings could be significantly affected by continued volatility in the capital markets.


Money Managers
--------------

Money Managers provides investment solutions to U.S investment managers, mutual fund companies and alternative investment managers worldwide. Revenues are primarily earned through administration and distribution fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of assets under administration.

                                         Three Months Ended                Nine Months Ended
                                   Sept. 30,   Sept .30   Percent   Sept. 30,   Sept. 30    Percent
                                      2001       2000     Change       2001        2000     Change
                                      ----       ----     ------       ----        ----     ------
Total Revenues                        $9,682     $8,518        14%    $26,154    $23,629        11%

Expenses:
Operating and development              4,308      3,986         8%     13,160     11,806        11%
Sales and marketing                    3,320      3,177         5%     10,328     10,457        (1%)
                                      ------     ------               -------    -------

     Total operating profits          $2,054     $1,355        52%    $ 2,666    $ 1,366        95%
                                      ======     ======               =======    =======

     Profit margin                        21%        16%       --          10%         6%       --

Percent of Revenue:
Operating and development                 45%        47%                   50%        50%
Sales and marketing                       34%        37%                   40%        44%

The increase in revenues over the prior years comparable periods was primarily due to an increase in average assets under administration as a result of new business offset in part by the downturn in the financial markets. We contracted with thirteen alternative investment managers and five U.S. money mangers during the third quarter. These funds will fund over the next two quarters.

Operating profits and profit margins increased over the corresponding prior year periods due to an increase in new business activity. During 2000, we made significant investments in developing the necessary infrastructure to tailor our products and services in these markets. We will continue to make investments in this business. These investments could affect future profits and margins. In addition, revenues are affected by swings in the capital markets. Any significant change in value would have an impact on revenues.


Investments in New Businesses
-----------------------------

Investments in New Businesses include our global asset management initiatives that provide investment solutions to institutional and high-net-worth investors outside the United States. Revenues are primarily earned through management fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of assets under management.

                                           Three Months Ended                   Nine Months Ended
                                    Sept .30,    Sept. 30    Percent    Sept. 30,    Sept. 30     Percent
                                       2001         2000     Change        2001         2000      Change
                                       ----         ----     ------        ----         ----      ------
Total Revenues                       $10,120     $ 9,897          2%    $ 30,873     $ 29,370          5%

Expenses:
Operating and development             11,497      12,157         (5%)     33,175       31,524          5%
Sales and marketing                    5,509       5,013         10%      14,878       15,109         (2%)
                                     -------     -------                --------     --------

     Total operating losses          $(6,886)    $(7,273)         5%    $(17,180)    $(17,263)        --

     Profit margin                       (68%)       (73%)       --          (56%)        (59%)       --

Percent of Revenue:
Operating and development                114%        123%                    107%         107%
Sales and marketing                       54%         51%                     45%          51%

The increase in revenues over the corresponding prior year periods is primarily due to an increase is assets under management from our Europe/South Africa, Korea and Canada initiatives despite the impact of weak financial markets
globally.    Also, we are beginning to see some early positive results from the launch of our U.K. pension plan initiative. Revenues in 2000 included our Canadian consulting business that was sold in July 2000. Excluding those revenues, revenues would have increased 10 percent in the third quarter 2001 and 21 percent for the first nine months of 2001.

The pace of global asset gathering and revenue recognition continues to accelerate. We focused substantial resources this quarter in anticipation of three major market launches of our multi-manager investment solution to our European distribution networks. We believe that global expansion is an area of significant long-term growth for our firm. We will continue to make significant investments in our global initiatives and expect to incur losses throughout the remainder of this year and in 2002.


General & Administrative
------------------------

                                         Three Months Ended                Nine Months Ended
                                   Sept. 30,   Sept. 30   Percent    Sept. 30,   Sept. 30   Percent
                                      2001       2000      Change       2001        2000     Change
                                      ----       ----      ------       ----        ----     ------
General and Administrative         $ 5,887     $  4,312        37%   $ 17,391    $ 12,097      44%

Percent of Revenue                       4%           3%                    4%          3%


Other Income
------------

Other income on the accompanying Consolidated Statements of Income consist of the following:

                                                Three Months ended                        Nine Months ended
                                         Sept. 30,   Sept. 30,    Percent        Sept. 30,   Sept. 30,   Percent
                                           2001        2000        Change          2001        2000      Change
                                           ----        ----        ------          ----        ----      ------
Equity in the earnings of
    unconsolidated affiliate             $ 2,637      $ 1,853         42%        $ 7,429     $ 5,363        39%
Interest income                            1,887        1,938         (3%)         5,677       3,989        42%
Interest expense                            (532)        (572)         7%         (1,616)     (1,722)        6%
                                         -------      -------                    -------     -------

Total other income, net                  $ 3,992      $ 3,219         24%        $11,490     $ 7,630        51%
                                         =======      =======                    =======     =======

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership in the general partnership of LSV Asset Management ("LSV") (See Note 6 of the Notes to Consolidated Financial Statements). The increase in LSV's net earnings is due to an increase in assets under management.

Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period. Interest Income has been affected by the recent decline in interest rates.

Interest expense primarily relates to our long-term debt and other borrowings.

Liquidity and Capital Resources
-------------------------------

                                                                           Nine Months
                                                                -------------------------------------
                                                                         Ended September 30,
                                                                -------------------------------------
                                                                      2001                2000
                                                                      ----                ----
Net cash provided by operating activities                          $119,318             $ 83,508
Net cash used in investing activities                               (64,440)             (30,601)
Net cash used in financing activities                               (70,298)             (18,999)
                                                                   --------             --------
Net decrease in cash and cash equivalents                           (15,420)              33,908

Cash and cash equivalents, beginning of period                      159,576               73,206
                                                                   --------             --------
Cash and cash equivalents, end of period                           $144,156             $107,114
                                                                   ========             ========

Cash requirements and liquidity needs are primarily funded through operations and our capacity for additional borrowing. We currently have a line of credit that provides for borrowings of up to $50.0 million. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement, (See Note 8 of the Notes to Consolidated Financial Statements). At September 30, 2001, the unused sources of liquidity consisted of unrestricted cash and cash equivalents of $133.3 million and the unused portion of the line of credit of $50.0 million.

The increase in cash flows from operations was primarily due to an increase in income, the tax benefit received from stock options exercised, and various accrued expenses. However, an increase in trade receivables in the first nine months of 2001 and 2000 negatively affected cash flows from operations.

Cash flows from investing activities are principally affected by capital expenditures and investments in Company-sponsored mutual funds. Capital expenditures in the first nine months of 2001 included $14.0 million related to the expansion of our corporate headquarters. The total expected cost of the expansion is estimated at $54.0 million of which we have spent $19.9 million to date. The completion of this project should be completed by mid 2003. Also, cash flows from investing activities includes purchases of Company-sponsored mutual funds of approximately $42.2 million during 2001, net of $18.2 million of sales.

Cash flows from financing activities are primarily affected by debt and equity transactions. Principal payments on our Note Purchase Agreement are made annually from the date of issuance while interest payments are made semi-annually. Principal and interest payments were made in the first nine months of 2001 and 2000. Principal payments on the Term Loan Agreement are made at the end of each quarter beginning December 31, 2001, while interest payments are paid monthly (See Note 9 of the Notes to Consolidated Financial Statements). We continued our common stock repurchase program. We purchased approximately 2,616,000 shares of our common stock at a cost of $96.1 million during the first nine months of 2001. As of October 31, 2001, we still had $49.1 million remaining authorized for the purchase of our common stock. Cash dividends of $.09 per share were paid in the first nine months of 2001 and $.07 in the first nine months of 2000. The Board of Directors has indicated its intention to continue making cash dividend payments.

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

Exposure to market risk for changes in interest rates relate primarily to our investment portfolio and other borrowings. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk management transactions. We place our investments in financial instruments that meet high credit quality standards. We are adverse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The interest rate on our long-term debt is fixed and is not traded on any established market. We have no cash flow exposure due to rate changes for our long-term debt.

We are exposed to market risk associated with changes in the fair value of our investments available for sale. To provide some protection against potential fair value changes associated with our investments available for sale, we have entered into various derivative financial transactions. The derivative instruments are used to hedge changes in the fair market value of certain investments available for sale. The derivative instruments are qualifying hedges and as such changes in the fair value hedge along with changes in the fair value of the related hedged item are reflected in the statement of income. We currently hold derivatives with a notional amount of $27.1 million with various terms, generally less than one year. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in current period earnings. During 2001, the amount of hedge ineffectiveness that was credited to current period earnings was a gain of $.2 million. We believe the derivative financial instruments entered into provide protection against volatile swings in market valuation associated with our Investments available for sale. During 2001, we did not enter into or hold derivative financial instruments for trading purposes.

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------


         (a) The following is a list of exhibits filed as part of the Form 10-Q.

             None.

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           SEI INVESTMENTS COMPANY


     Date    November 13, 2001             By  /s/ Kathy Heilig
           ----------------------              ---------------------------------
                                               Kathy Heilig
                                               Vice President and Controller