Form 10-K
period 2001-12-31
SEI CORP
filed 2002-03-28
CIK 350894

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ===================

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

                        Commission file number 0 - 10200

                             SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Pennsylvania                                         23-1707341
--------------------------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation or organization)   (IRS Employer Identification Number)

          1 Freedom Valley Drive, Oaks, Pennsylvania                          19456-1100
--------------------------------------------------------------   ------------------------------------
           (Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code                     610-676-1000
                                                                 ------------------------------------

  Securities registered pursuant to Section 12(b) of the Act:
                                                                    Name of Each Exchange on Which
                      Title of Each Class                                   Registered
                      -------------------                        ------------------------------------
                             None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on February 28, 2002 was approximately $2.6 billion based on the closing sale price as reported by NASDAQ. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the common stock of the registrant.

                            (Cover page 1 of 2 pages)

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes       No
    -----    -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Number of shares outstanding of each of the registrant's classes of common stock, as of the close of business on February 28, 2002:

     Common Stock, $.01 par value                               109,440,317

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated by reference herein:

     1. Notice of and Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this annual report, incorporated by reference in Part III hereof.

                            (Cover page 2 of 2 pages)

                                TABLE OF CONTENTS
                                                                         Page

                                     PART I

 Item 1.   Business.                                                       4
 Item 2.   Properties.                                                    11
 Item 3.   Legal Proceedings.                                             11
 Item 4.   Submission of Matters to a Vote of Security Holders.           11

                                     PART II

 Item 5.   Market for the Registrant's Common Equity and Related
                Stockholder Matters.                                      12
 Item 6.   Selected Financial Data.                                       13
 Item 7.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.                                14
 Item 8.   Financial Statements and Supplementary Data.                   25
 Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.                      53

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.            54
Item 11.   Executive Compensation.                                        55
Item 12.   Security Ownership of Certain Beneficial Owners and
                Management.                                               55
Item 13.   Certain Relationships and Related Transactions.                55

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
                Form 8-K.                                                 56

                                     PART I
                                     ------

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

Any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, we cannot guarantee any forward-looking statements. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

General Development of Business
-------------------------------

SEI Investments Company was incorporated in Pennsylvania in 1968 and initially offered shares to the public in March 1981. Our principal wholly owned subsidiaries are SEI Investments Distribution Company ("SIDCO"), SEI Investments Management Corporation ("SIMC"), and SEI Private Trust Company ("SPTC"). SIDCO is a broker-dealer registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940. SPTC is a federal savings and loan entity chartered and regulated by the Office of Thrift Supervision.

We introduced our first trust accounting system to bank trust departments in 1972. Today, through SIMC, this technology service is offered through our TRUST 3000(TM) product line that provides product capabilities and processing power to serve large trust institutions. Through the use of our TRUST 3000 product line, SPTC provides back-office accounting and processing services to trust institutions, allowing these institutions to outsource their trust operations and related investment functions.

In 1982, we began to sponsor a number of investment products, primarily in the form of registered investment companies sold to institutional investors and financial intermediaries. SIDCO and SIMC provide various asset management services that enable clients to establish asset allocation strategies and gain access to top-quality investment managers. We have expanded our asset management services outside the United States by targeting selected foreign markets for our investment management programs.

SIDCO and SIMC also provide a full range of administration and distribution services to proprietary mutual funds established by banks and other financial institutions and intermediaries. The client serves as the investment advisor for the proprietary funds, and the mutual funds are sold primarily to customers of the client.

Industry Segments
-----------------

We measure financial information internally through the following segments:
Private Banking & Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. Private Banking & Trust, which accounted for 55 percent of consolidated revenues in 2001, provides investment processing solutions, fund processing solutions, and investment management programs to banks and private trust companies. Investment Advisors, which accounted for 24 percent of consolidated revenues in 2001, provides investment management programs and investment processing solutions to affluent investors through a network of financial intermediaries: independent registered investment advisors, financial planners, and other investment professionals. Enterprises, which accounted for 10 percent of consolidated revenues in 2001, provides retirement and treasury business solutions for corporations, unions, foundations and endowments, and other institutional investors. Money Managers, which accounted for 5 percent of consolidated revenues in 2001, provides investment solutions to U.S.-based investment managers, U.S.-based mutual fund companies and alternative investment managers worldwide. Investments in New Businesses, which accounted for 6 percent of consolidated revenues in 2001, includes our global businesses, as well as initiatives in new U.S. markets. Our global business offerings include: investment management, fund processing, and investment processing solutions to non-U.S. banks, investment advisors, enterprises and money managers.

Our operations and organizational structures were realigned in 2001 into business units that offer products and services tailored for particular market segments. Financial information for periods prior to 2001 has been restated to conform to current year presentation. Financial information about each market segment is contained in Note 12 of the Notes to Consolidated Financial Statements in Item 8, and a discussion about each business segment is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Private Banking & Trust

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

Our Internet access products, which run in a service bureau environment, are an extension of our investment processing services. StrataWeb(TM) is our Internet solution for accessing trust information. It provides our clients' customers the ability to access real-time account information through the Internet. StrataWeb reduces the number of inquiry related phone calls and has e-mail capabilities, customizable features and a secure website that can be integrated with a client's website.

For institutional clients who wish to outsource their trust department operations and processes, we combine our technological strength and investment expertise to assume the entire back-office trust function. SPTC provides processing, reporting, and custody services. SPTC also automates and centralizes the client's trust accounting, income collections, securities settlement, and securities processing functions. In addition, SPTC prepares and processes customer statements, investment reviews, and employee benefit accrual reports and remittances to the clients' customers.

Clients can affect purchases and redemptions of our liquidity products through an automated subsystem that performs daily sweeps of trust accounts and invests the available cash. Bank clients can also invest in our Tri-Party Repurchase Agreement program that offers competitive yields for short-term investing.

Some clients can remit payment for services, subject to applicable regulatory guidelines, by directing brokerage commissions to SIDCO through certain clearing agents or clearing brokers. These clients may also apply a portion of such directed brokerage commissions to defray certain other third-party costs. As a result of the directed brokerage business, revenues may be affected by changes in market trading volume or changes in government regulations affecting directed brokerage payments.

The market for our trust accounting and management information services consists primarily of bank trust departments and other trust institutions. At December 31, 2001, there were approximately 160 trust departments, including trust departments of 19 of the 50 largest U.S. banks, utilizing our trust accounting and management information services. Customer contracts are generally between three to seven years and revenues are based on monthly processing and software application service fees. Our principal competitors include Fidelity-Trust Technology Services LLC, SunGard Data Systems, Marshall and Isley, and financial institutions that operate their own trust accounting systems.

We also provide administration and distribution services to mutual funds and other pools of money sponsored or held by banks for which the client serves as the investment advisor. Administration services consist of: fund accounting, investment tracking, transaction processing, pricing, investment and tax reporting, regulatory compliance and daily support. Our distribution services focus on identifying distribution opportunities and establishing product and program strategies that assist the client in attracting and retaining assets. This includes assistance with developing and executing business and marketing plans.

At December 31, 2001, we provided administration and distribution services to 21 banks with proprietary mutual fund assets under administration of approximately $102.2 billion. Our contracts with bank mutual fund complexes have initial terms ranging from two to five years. Our principal competitors for our administration and distribution services provided to bank mutual fund complexes include The BISYS Group, Federated Investors, Inc., PFPC/First Data Investor Services Group, State Street Bank and Trust Company, and Investment Company Administrators.

Consolidations in the banking industry may reduce the number of bank prospects and/or eliminate customers from our user base. However, the economic pressures on the banking industry may also create a greater demand for outsourcing services, as banks increasingly focus on their core strengths.

Investment Advisors

We deliver business building solutions to independent broker-dealers, registered investment advisors, financial planners, and life insurance producers located in the United States. Our programs permit these advisors to outsource many aspects of asset management, back-office operations, marketing, and client services; allowing them to focus their resources on creating financial plans, implementing investment strategies, and educating and servicing their clients. The investment programs offered through these financial advisors are targeted to attract the assets of high-net-worth individuals (defined as individuals with over $500,000 of investable assets) and small to medium sized institutional plans.

There are five key principles of our investment philosophy: asset allocation, portfolio structure, tax management, specialist investment, and continuous portfolio management. Financial advisors are offered various asset allocation models that provide diversification among investment classes and periodic rebalancing to achieve the investor's objectives. The programs allow access to some of the best style-specific money managers normally not available to individual investors. This innovative approach, called Manager of Managers, ensures adherence to our disciplined investment principles because each manager's performance is tracked and scrutinized. We also provide comprehensive support services, including accounting and investor reporting, to our clients.

Investment management components consist of mutual funds and separate account managers. Clients are able to customize portfolios to include separate account managers as well as mutual funds. We offer a wide range of investment solutions including tax managed programs. Through SIMC, we serve as the administrator, transfer agent, and fund accountant for the mutual funds. We also act as the investment advisor for many of these products. The investment advisory and administration contracts between SIMC and the funds are subject to renewal annually by the board of trustees of the funds. These contracts provide for the payment of administrative fees based on a percentage of the average daily net assets of each fund.

At December 31, 2001, there were approximately 4,100 clients using our asset management programs through separate accounts or through our mutual funds with $27.4 billion in assets invested. The principal competition for our asset management products is from other investment advisors and mutual fund companies. In the advisor distributor channel, our main competition is Lockwood Advisors, Inc., which offers a separate account wrap product. Revenues are affected by changes in the value of securities traded in various financial markets. Fees are earned as a percentage of average assets under management.

Enterprises

We provide investment solutions that enable pension plan sponsors, hospitals, foundations, endowment funds, and other institutional investors located in the United States, to outsource their investment management process. Our investment solution integrates a strategic platform with the Manager of Managers investment process and complete plan administrative services, including trustee, custodial, payment, and record keeping services. Using a disciplined fund management process, we work with each client to develop asset management strategies that are consistent with the client's actuarial valuation, asset liability modeling, and investment restrictions. Then, through the combination of our portfolio construction process, multiple asset classes, and style allocations, we work toward the client's investment goals. We implement our client's strategy through our mutual funds that employ sub-advisors that are specialists in a particular style. The potential benefit of this method is improved performance with reduced volatility because it eliminates the task of attempting to estimate which style of investing will be in favor at any point in time. Specialist-advisors are monitored for performance, so trading strategies conform to predetermined market, sector, and style characteristics. We maintain the asset class exposure within the specifically defined boundaries of our client's asset allocation plan by incorporating a formal rebalancing program in our asset management process. Overall, diversifying by asset class, manager style, sub-style, and sector tends to reduce volatility while improving the prospects for long-term growth. The principal competition for our asset management products offered in this segment is from Frank Russell, a subsidiary of Northwestern Mutual.

We also apply our expertise to short term investments which primarily consist of money market funds and our Repurchase Agreement Program. We assist corporations in developing investment programs to meet their unique cash flow needs by coordinating investment strategies with expected disbursements. CashStrategies(R) helps treasurers analyze cash flow and develop dynamic cash management strategies, which they can then execute with our investment products. TreasuryPoint(TM) is an ASP solution designed to facilitate a more efficient working capital process. TreauryPoint offers a trading platform for institutional money market funds enabling users to select among the top liquidity families, and then execute on those choices from their desktops. The target market for our liquidity products and services are corporations located in the United States. Our principal competitor's in liquidity products and services include Federated Investors, Inc.; Fidelity Management Corporation; Goldman, Sachs & Co.; and PNC Bank; and other mutual fund complexes that market to institutional investors.

At December 31, 2001, there were approximately 500 clients using our liquidity products and our asset management programs with $15.4 billion in assets invested. Revenues are affected by changes in the value of securities traded in various financial markets. Fees are primarily earned as a percentage of average assets under management.

Money Managers

We provide mutual fund processing to investment managers located in the United States and to alternative investment managers worldwide including: fund accounting, administration, marketing and distribution, and shareholder services. Fund accounting and administration services comprise investment tracking, transaction processing, pricing, investment and tax reporting, regulatory compliance and daily support. Distribution services focus on identifying distribution opportunities and establishing product and program strategies that will assist the client in attracting and retaining assets. This includes assistance with developing and executing business and marketing plans. Additionally, we maintain an office in Dublin, Ireland that offers administrative services, distribution consulting services, and marketing support services to fund complexes in international markets. This multidisciplinary global team is experienced in administering a full range of investment structures including mutual funds, money funds, and hedge funds. Our principal competitors include The BISYS Group, Federated Investors, Inc., PFPC/First Data Investor Services Group, State Street Bank and Trust Company, and Investment Company Administrators.

At December 31, 2001 we provided mutual fund processing services to 100 investment management companies and alternative investment managers with mutual fund assets under management and administration of approximately $79.4 billion. Our contracts with mutual fund complexes have initial terms ranging from two to five years. Revenues are affected by changes in the value of securities traded in various financial markets. Fees are primarily earned as a percentage of average assets under management and administration.

Investments in New Businesses

We have several other business ventures intended to expand our asset management programs and services to high-net-worth investors, pension plans, governmental organizations, and private corporations in certain foreign countries.

Using the same asset management disciplines that have benefited our U.S. clients, we provide investment management programs tailored to the needs of institutional and affluent individual investors in selected target markets:
Canada, Europe/South Africa, Latin America, and Asia. These initial efforts have created distribution channels for our asset management services and have positioned us for the introduction of new products. We have begun to enter the global asset management marketplace through acquisitions, joint ventures with local firms and the startup of satellite offices outside the United States.

Our approach is to expand existing business lines into a coherent global business consistent with our U.S. strategy of providing portfolio solution offerings rather than product sales. These portfolio solution offerings are focused on allocation of assets among the portfolio's specialist money managers and direction and evaluation of the investment services provided by these selected managers. Additionally, our services include the delivery of local investment management as part of a portfolio solution and local distribution and marketing.

We are expanding our investment solutions to include affluent families located in the United States. The family wealth management solution offers a flexible family office that offers a highly personalized solution while utilizing the Manager of Managers investment process.

At December 31, 2001, there were approximately 240 clients who utilize our international asset management programs with $10.8 billion in assets invested. The global market for financial services is highly competitive and is subject to regulatory and financial constraints. Additionally, we have to overcome recognition and branding hurdles caused by lack of a historical record in a particular market. We attempt to overcome these obstacles by partnering with local firms with an established market presence. We believe that this also helps us in making decisions about product packaging and distribution strategies because we get access to a staff that understands the culture. Revenues are affected by changes in the value of securities traded in various financial markets. Fees are primarily earned as a percentage of average assets under management.

Other

Equity Investments
------------------

LSV Asset Management ("LSV") is a partnership formed with three leading academics in the field of finance. LSV, a registered investment advisor, provides investment advisory services to institutions, including pension plans and investment companies. LSV is a value-oriented, contrarian money manager that offers a deep-value investment alternative utilizing a proprietary equity investment model to identify securities that are generally considered to be out of favor by the market. LSV is currently the specialist advisor to a portion of the SEI Large Cap Value Funds and the SEI Small Cap Value Funds. In addition, LSV is a portfolio manager to a portion of our global investment products. Approximately 10 percent of the total assets managed by LSV relate to our products. LSV is accounted for using the equity method of accounting due to our less than 50 percent ownership. At December 31, 2001, our interest in LSV was approximately 44 percent of the partnership's total interests. Our portion of LSV's net operating income was $10.3 million in 2001, $7.5 million in 2000, and $6.8 million in 1999.

Marketing and Sales
-------------------

We employ 34 sales representatives in Private Banking & Trust, 41 sales representatives in Investment Advisors, 31 sales representatives in Enterprises, 21 sales representatives in Money Managers, and 31 sales representatives in Investments in New Businesses. These sales personnel operate from 17 offices located in Oaks, Pennsylvania; San Francisco, California; Chicago, Illinois; Boston, Massachusetts; New York, New York; Norcross, Georgia; Toronto, Ontario; Montreal, Quebec; Vancouver, British Columbia; Halifax, Nova Scotia; Paris,

France; Dublin, Ireland; Johannesburg, South Africa; Central Hong Kong, Hong Kong; Buenos Aires, Argentina, Mexico City, Mexico; and London, United Kingdom.

Customers
---------

We currently serve approximately 5,300 clients. For the year ended December 31, 2001, no single customer accounted for more than 10 percent of revenues in any industry segment.

Research and Development Expenditures
-------------------------------------

We expended, including amounts capitalized, approximately $61,521,000 (9.3 percent of revenues) in 2001, $58,666,000 (9.8 percent of revenues) in 2000, and $42,788,000 (9.4 percent of revenues) in 1999 to design, develop, and modify existing or new products and services.

Development of New Products and Services
----------------------------------------

We believe service to existing and potential customers is enhanced by substantial investment in improving existing software products and developing new products and services for the financial industry. To sustain and enhance our competitive position in the industry, we are committed to a continuous and high level of expenditures for research and development. We utilize numerous professionals solely dedicated to the design, development, and enhancement of our software products. Maintenance and enhancement releases occur regularly for each platform.

Business Builder is a web site created to assist a Registered Investment Advisor ("RIA") with the ability to access pertinent information about their client's accounts and to transfer information requests to us via e-mail. This information would include items such as the investment holdings in the account, the market value, transactions and tax lots, and statement and tax-related data. The site also provides reporting capabilities that allows an RIA to see information across all of their accounts, such as transactions, transfers, and correspondence with the RIA's clients. By providing account level and summary information of the RIA's business, they are then able to make decisions about what clients need the most servicing, the value of their account base, and a status report of investment activities submitted to us.

The Separately Managed Investment Accounts Program provides financial advisors with another investment strategy to offer to high-net-worth and institutional investors. This integrated program is comprised of specialists money mangers that manage individual portfolios of stocks or bonds based on a specific investment style. We simplify the administration tasks for advisors by providing an integrated back-office, standard reporting as well as after-tax performance reporting. We also offer tax-efficient transiting of securities, automatic quarterly rebalancing and the option of restricting individual or groups of securities.

The Real Time Messaging ("RTM") platform is an extension of our open architecture strategy that will link our products to multiple financial networks, financial partners and service providers. The RTM platform communicates in a real-time mode to allow us to share trade information with our partners. By employing a hub technology, the RTM platform reduces the complexity and cost of integrating disparate applications and provides standard and proprietary message formats and standard communication connectivity. It also provides a common foundation to accommodate rapidly changing enterprise applications.

The Net Asset Value ("NAV") platform is being developed to provide significant improvement in the ratio of portfolios per analyst, the standard measure of productivity in the funds processing business. Currently, analysts spend most of their time in actual data processing activities or identifying problem areas instead of resolving them. The concept of NAV is to have the system perform all the standard data processing and validation functions and to identify exceptions to the processing rules which can not be resolved by the system. NAV is expected to make the analysts job more analytical rather than task oriented by providing access to multiple best of breed accounting systems without retraining staff, and a platform from which to disseminate data back to our clients more efficiently.

As part of our full service solution for clients, we have invested significantly in software products that would enhance our client service capabilities. ImageStation is a highly sophisticated document imaging and workflow system comprised of five applications that allows the processing and imaging of over 9,000 documents on a weekly basis. It also allows our service teams instant online access to documents that can be referenced during client service calls. NxAS is a transaction processing system that is a web-based application designed to enhance and streamline the processing of transactions, especially the new account opening process. NxAS is expected to reduce new account data entry by an estimated 75 percent and significantly reduce the number of errors during account setup.

Regulatory Considerations

SIDCO and SIMC are subject to various federal and state laws and regulations that grant supervisory agencies, including the SEC, broad administrative powers. In the event of a failure to comply with such laws and regulations, the possible sanctions that may be imposed include the suspension of individual employees, limitations on the permissibility of SIDCO, SIMC, SEI, and other SEI subsidiaries to engage in business for specified periods of time, the revocation of applicable registration as a broker-dealer or investment advisor, as the case may be, censures, and fines. Each of SEI Trust and SPTC is subject to laws and regulations imposed by Federal and state banking authorities. In the event of a failure to comply with these laws and regulations, restrictions, including, without limitation, revocation of applicable banking charter, may be placed on the business of each of SPTC and SEI Trust. Additionally, the securities and banking laws applicable to SEI and its subsidiaries provide for certain private rights of action that could give rise to civil litigation. Any such litigation could have significant financial and non-financial consequences including money judgments and the requirement to take action or limit activities that could ultimately affect our business.

We offer investment and banking products that also are subject to regulation by the federal and state securities and banking authorities, as well as non-U.S. regulatory authorities, where applicable. Existing or future regulations that affect these products could lead to a reduction in sales of such products. Directed brokerage payment arrangements offered by us are also subject to SEC and other federal regulatory authorities. Changes in the regulation of directed brokerage or soft dollar payment arrangements could affect sales of some services, primarily our brokerage services.

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

Personnel
---------

At February 28, 2002, we had approximately 1,800 full-time and 90 part-time employees. None of our employees are represented by a labor union. Management considers employee relations to be good.

Item 2. Properties.
        -----------

Our corporate headquarters is located in Oaks, Pennsylvania. The corporate campus consists of six buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompasses approximately 265,000 square feet. We are currently constructing two additional buildings and a parking structure that will be completed by the end of 2002. Our data center and warehouse facility is housed in an additional 70,000 square feet of leased space in Wayne, Pennsylvania. We also lease an additional 67,500 square feet of space in Wayne for our mutual funds operation. All other offices that we lease aggregate 92,000 square feet. Additionally, we own a New York City condominium (3,400 square feet) used for business purposes.

Item 3. Legal Proceedings.
        ------------------

There are no legal proceedings to which we are a party or to which any of our properties is subject that we believe will have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

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

                                     PART II
                                     -------

Item 5. Market for the Registrant's Securities and Related Stockholder Matters.
        ----------------------------------------------------------------------

Price Range of Common Stock:
---------------------------

Our common stock is traded in the NASDAQ National Market System under the symbol "SEIC". The following table shows the range of sales prices on the NASDAQ National Market System for the periods indicated.

2001              High     Low
----             ------   ------

First Quarter    $54.91   $27.88
Second Quarter    48.00    26.25
Third Quarter     51.75    27.27
Fourth Quarter    46.00    28.85

2000              High     Low
----             ------   ------

First Quarter    $20.13   $14.38
Second Quarter    24.58    16.50
Third Quarter     37.56    21.00
Fourth Quarter    62.84    27.19

As of February 28, 2002, there were approximately 700 shareholders of record. The Board of Directors declared a $.05 dividend in May and December of 2001, and a $.04 dividend in May and December of 2000. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis. All stock prices have been restated to reflect the two-for-one stock split paid in February 2001 (See Note 8 of the Notes to the Consolidated Financial Statements).

Item 6. Selected Financial Data.
        -----------------------
(In thousands, except per share data)

The following table summarizes selected financial data for the five years in the period ended December 31, 2001. The historical selected financial data for each of the three years in the period ended December 31, 2001 are derived from, and are qualified by reference to, the financial statements which are included with
Item 8 in this report. Those financial statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their reports. This data should be read in conjunction with the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

For the Year Ended December 31,                          2001        2000        1999        1998        1997
---------------------------------------------------------------------------------------------------------------
Revenues ...........................................   $658,013    $598,806    $456,192    $366,119    $292,749
Expenses:
 Operating and development .........................    298,728     279,024     215,216     180,937     148,536
 Sales and marketing ...............................    152,642     154,984     126,184     103,834      84,770
 General and administrative ........................     23,457      16,839      12,298      13,463      13,931
                                                       --------    --------    --------    --------    --------

Income from operations .............................    183,186     147,959     102,494      67,885      45,512
Equity in the earnings of unconsolidated affiliate .     10,342       7,533       6,765       3,015          --
Interest income ....................................      6,945       6,419       2,285       1,558         983
Interest expense ...................................     (2,149)     (2,293)     (2,375)     (2,575)     (2,488)
                                                       --------    --------    --------    --------    --------
Income from continuing operations
 before income taxes ...............................    198,324     159,618     109,169      69,883      44,007
Income taxes .......................................     73,380      60,655      42,030      26,904      17,163
                                                       --------    --------    --------    --------    --------
Income from continuing operations ..................    124,944      98,963      67,139      42,979      26,844
Income from disposal of
 discontinued operations ...........................         --          --       1,292         710          --
                                                       --------    --------    --------    --------    --------
Net income .........................................   $124,944    $ 98,963    $ 68,431    $ 43,689    $ 26,844
---------------------------------------------------------------------------------------------------------------
Basic earnings per common share from
 continuing operations (a) .........................   $   1.15    $    .93    $    .63    $    .40    $    .25
Basic earnings per common share from
 discontinued operations (a) .......................         --          --         .01         .01          --
                                                       --------    --------    --------    --------    --------
Basic earnings per common share (a) ................   $   1.15    $    .93    $    .64    $    .41    $    .25
Shares used to calculate basic earnings per
 common share (a) ..................................    108,596     106,490     106,632     106,962     109,890
---------------------------------------------------------------------------------------------------------------
Diluted earnings per common share from
 continuing operations (a) .........................   $   1.09    $    .87    $    .59    $    .37    $    .23
Diluted earnings per common share from
 discontinued operations (a) .......................         --          --         .01         .01          --
                                                       --------    --------    --------    --------    --------
Diluted earnings per common share (a) ..............   $   1.09    $    .87    $    .60    $    .38    $    .23

Shares used to calculate diluted earnings per
 common share (a) ..................................    114,810     113,820     113,826     114,756     115,416
---------------------------------------------------------------------------------------------------------------
Cash dividends declared per common share (a) .......   $    .10    $    .08    $    .07    $    .05    $    .05
---------------------------------------------------------------------------------------------------------------
Financial Position as of December 31,
Cash and cash equivalents ..........................   $163,685    $147,676    $ 73,206    $ 52,980    $ 16,891
Total assets .......................................   $460,916    $375,582    $253,779    $208,772    $168,884
Long-term debt (including short-term portion) ......   $ 50,611    $ 29,000    $ 31,000    $ 33,000    $ 35,000
Shareholders' equity ...............................   $270,593    $197,421    $ 79,002    $ 59,685    $ 46,410
---------------------------------------------------------------------------------------------------------------

(a) All share and per share information has been adjusted to reflect the three-for-one stock split paid in June 2000 and the two-for-one stock split paid in February 2001. See Note 8 of the Notes to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        -------------
                      (In thousands, except per share data)

This discussion reviews and analyzes the consolidated financial condition at December 31, 2001 and 2000, the consolidated results of operations for the past three years, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Selected Financial Data.

Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based upon estimates and assumptions that involve risks, uncertainties, and other factors, many of which are beyond our control, that could cause actual results to differ materially from our expected results. We have no obligation to publicly update or revise any forward-looking statements, except as required by law.

Results of Operations
---------------------

Consolidated Overview
---------------------

Our operations and organizational structures were realigned in 2001 into business units that offer products and services tailored for particular market segments. Our reportable segments are Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. The accounting policies of our business segments are the same as those used in preparation of the consolidated financial statements. Management evaluates financial performance of its operating segments based on Income from operations. Financial information for periods prior to 2001 has been restated to conform to current year presentation.

Revenues and Income from operations by segment for 2001, 2000, and 1999 are as follows:

(In thousands)                                Year ended December 31,
                                          ------------------------------
                                            2001       2000       1999
                                          --------   --------   --------
Private Banking and Trust:
 Revenues                                 $360,069   $338,416   $294,673
 Income from operations                    144,225    130,522    109,919

Investment Advisors:
 Revenues                                  154,988    133,959     76,831
 Income from operations                     61,060     44,510     18,120

Enterprises:
 Revenues                                   64,522     55,034     36,749
 Income from operations                     20,003     10,365      4,727

Money Managers:
 Revenues                                   36,576     32,349     22,738
 Income (loss) from operations               4,944      2,556       (557)

Investments in New Businesses:
 Revenues                                   41,858     39,048     25,201
 Loss from operations                      (23,589)   (23,155)   (17,417)

General and Administrative:
 Loss from operations                      (23,457)   (16,839)   (12,298)

Consolidated Segment Totals:
 Revenues                                 $658,013   $598,806   $456,192
 Income from operations                   $183,186   $147,959   $102,494

Consolidated revenues in 2001 were $658.0 million, an increase of $59.2 million, or 10 percent, from 2000. Consolidated revenues in 2000 increased $142.6 million, or 31 percent, to $598.8 million over 1999. Our revenues are primarily derived from information processing services or from assets we manage and administer. Approximately 65 percent of our revenues were derived from the assets we manage and administer during 2001, 2000, and 1999. The remaining 35 percent for each year were received from our information processing services. The key factor contributing to higher revenues in 2001 and 2000 was increased sales to new clients and the delivery of new products and services to existing clients. We believe this is the result of strong acceptance of our products and services in most of our target markets. Another primary factor affecting our revenues was the growth in the value of the assets we manage and administer. Declines in the capital markets during the latter half of 2001 have inhibited our revenue expansion. Also, economic uncertainty during the past year has slowed many purchase decisions in most of our target markets.

Operating income improved in 2001 by $35.2 million, or 23.8 percent, and in 2000 by $45.5 million, or 44.4 percent, over prior year comparable periods. We also experienced improved operating margins. Operating margins were 27.8 percent in 2001, 24.7 percent in 2000, and 22.5 percent in 1999. This was primarily due to the increase in our revenues and the economies of scale and operational efficiencies built into our operations. The investment in our operating infrastructure and in the Internet has improved client service and created other efficiencies in our operations. Also, a portion of our personnel costs are paid in the form of incentive and sales compensation that are tied to predetermined performance goals at the corporate and business unit levels. Actual performance is compared to the target goals and determines the actual amount of bonuses to be paid for the year. As a percentage of sales, incentive and sales compensation expense for 2001 was lower than 2000, whereas 2000 was higher than 1999.

Our future growth is dependent upon our ability to deliver new products and services in our portfolio of businesses. Also, we must continue to generate economies of scale in our back-office and investment management operations, and focus our technology spending. However, any expected growth in revenues and earnings may be negated by a decrease in the capital markets, mergers and acquisitions among our client base, loss of clients to competitors, and deferred decision-making among our target client base.

Asset Balances
(In millions)

                                                            As of December 31,
                                                      ------------------------------
                                                        2001       2000       1999
                                                      --------   --------   --------

Assets invested in equity and fixed income programs   $ 55,986   $ 51,851   $ 41,695
Assets invested in liquidity funds                      21,562     24,481     22,556
                                                      --------   --------   --------
 Assets under management                                77,548     76,332     64,251

Client proprietary assets under administration         180,430    200,113    170,787
                                                      --------   --------   --------
 Assets under management and administration           $257,978   $276,445   $235,038
                                                      ========   ========   ========

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

Private Banking and Trust
-------------------------

Private Banking and Trust provides investment processing solutions, fund processing solutions, and investment management programs to banks and private trust companies. Investment processing services primarily include outsourcing services provided through our TRUST 3000 product line. TRUST 3000 includes many integrated products and sub-systems that provide a complete investment accounting and management information system for trust institutions. Revenues are primarily earned from monthly processing and project fees.

Fund processing solutions include administration and distribution services provided to bank proprietary mutual funds. These services primarily include fund administration and accounting, legal services, shareholder recordkeeping, and marketing. Revenues are based on a percentage, referred to as basis points, of the average daily net asset value of the proprietary funds.

Investment management revenues are primarily earned through management fees that are based upon a percentage, referred to as basis points, of the average daily net asset value of assets under management.

                                 Year ended December 31,
                              ------------------------------
                                2001       2000       1999
                              --------   --------   --------
Revenues:
 Investment processing fees   $230,985   $208,887   $172,597
 Fund processing fees           85,361     87,755     83,052
 Investment management fees     43,723     41,774     39,024
                              --------   --------   --------
  Total revenues               360,069    338,416    294,673

Expenses:
 Operating and development     167,904    163,212    141,565
 Sales and marketing            47,940     44,682     43,189
                              --------   --------   --------

Income from operations        $144,225   $130,522   $109,919
                              ========   ========   ========

Operating margin                    40%        39%        37%

Percent of Revenue:
 Operating and development          47%        48%        48%
 Sales and marketing                13%        13%        15%

Revenues increased in 2001 by $21.7 million, or 6 percent, as compared to 2000, and accounted for 55 percent of consolidated revenues, down slightly from 57 percent in 2000. Revenues increased in 2000 by $43.7 million, or 15 percent, over 1999. Investment processing fees accounts for the majority of this segments revenue growth and was largely due to increased sales activity in our core service bureau business. Revenue increases were primarily driven by new clients and merger activity in the national and regional bank segment, and increased brokerage services during 2000. Revenue increases in 2001 came mostly from the cross-selling of new products and services that provide our clients with a broader business solution that incorporates the use of new technology.

Revenue growth for 2001 and 2000 were also affected by events in Fund processing fees. Fund processing fees decreased during 2001 because of the loss of several significant clients involved in mergers. The loss of these clients caused our assets under administration to decline by approximately $30 billion in the third quarter of 2001. Fund processing fees in 2000 increased due to an increase in average assets under administration, though these gains were partially offset by a decrease in average basis points earned relating to fee concessions extended to existing clients in exchange for longer-term contracts and a reduction in the range of certain services provided to large bank clients.

Operating income in 2001 increased $13.7 million, or 10 percent, as compared to 2000. Operating income in 2000 increased $20.6 million, or 19 percent, over 1999. Operating margins also increased slightly each year. The increase in operating income and margin in each comparable period was primarily due to the increase in revenues already discussed. An additional factor affecting operating income and margin was our business model that seeks economies of scale and operational efficiencies and the timing of various marketing and development expenses.

We believe our future growth in revenues and income will come from our ability to develop new products and services for existing markets and expansion into new markets. However, future revenue growth will be affected by the loss of the fund processing clients in the third quarter of 2001. In addition, consolidations among our banking clients, as well as deferred decision-making will continue to be major strategic issues facing this segment.

Investment Advisors
-------------------

Investment Advisors provides investment management programs and investment processing solutions to affluent investors distributed through a network of investment professionals. Revenues are primarily earned through management fees that are based upon a percentage, referred to as basis points, of the average daily net asset value of assets under management.

                                             Year ended December 31,
                                          -----------------------------
                                            2001       2000       1999
                                          --------   --------   -------

Revenues                                  $154,988   $133,959   $76,831

Expenses:
 Operating and development                  45,906     39,009    23,630
 Sales and marketing                        48,022     50,440    35,081
                                          --------   --------   -------

Income from operations                    $ 61,060   $ 44,510   $18,120
                                          ========   ========   =======

Operating margin                                39%        33%       24%

Percent of Revenues:
 Operating and development                      30%        29%       31%
 Sales and marketing                            31%        38%       45%

Revenues in 2001 increased $21.0 million, or 16 percent, as compared to 2000 and accounted for 24 percent of consolidated revenues in 2001, up from 22 percent in 2000. Revenues in 2000 grew $57.1 million, or 74 percent, as compared to 1999. The increase in revenues in both comparable periods was primarily due to growth in assets under management as a result of our success at recruiting new registered investment advisors. Our total advisor network consists of approximately 8,700 advisors and increased by approximately 1,100 advisors in 2001 and 1,800 advisors in 2000. Revenues were also affected by movements in the capital markets.

Operating income and margin improved in each period primarily due to new business activity. Operating income increased $16.6 million, or 37 percent, in 2001 over 2000 and $26.4 million, or 146 percent, in 2000 over 1999. Despite this improvement in operating income, new business activity was negatively impacted by the significant devaluation in the capital markets during 2001. Operating income and margins also were affected by our ability to utilize many shared resources across a larger revenue base, thereby creating some efficiencies in our operations.

Future growth in revenues and income from operations depends, in part, on our ability to generate new business and obtain additional assets under management from existing customers. We plan to sustain new business activity through new product offerings. However, the capital markets will remain unpredictable.

Enterprises
-----------

Enterprises provides retirement business solutions and treasury business solutions for corporations, unions, foundations and endowments, and other institutional investors. Revenues are primarily earned through management fees that are based upon a percentage, referred to as basis points, of the average daily net asset value of assets under management.

                                Year ended December 31,
                              ---------------------------
                               2001      2000      1999
                              -------   -------   -------

Revenues                      $64,522   $55,034   $36,749

Expenses:
 Operating and development     21,943    19,505    13,453
 Sales and marketing           22,576    25,164    18,569
                              -------   -------   -------

Income from operations        $20,003   $10,365   $ 4,727
                              =======   =======   =======

Operating margin                   31%       19%       13%

Percent of Revenue:
 Operating and development         34%       35%       37%
 Sales and marketing               35%       46%       50%

Revenues increased in 2001 by $9.5 million, or 17 percent, as compared to 2000 and accounted for approximately 10 percent of consolidated revenues, as compared to 9 percent in 2000. Revenues in 2000 grew by $18.3 million, or 50 percent, over 1999. Revenue growth was primarily driven by an increase in average assets under management from new business activity. Our Retirement Business Solution established 34 new relationships during 2001 and 64 new relationships during 2000. We feel this increase in new sales is the result of increased market acceptance of our outsource business solution across a diverse range of clients. We believe the weak economy in 2001 caused revenue growth to slow, as compared to 2000, as clients deferred purchase decisions.

Operating income and margin increased significantly in both comparable periods. Operating income in 2001 increased $9.6 million, or 93 percent, as compared to 2000. Operating income in 2000 increased $5.6 million, or 119 percent, over 1999. Operating income and margins in 2001 and 2000 were affected by new business activity, as well as timing of certain expenditures, especially sales and marketing expenses. During 2000 and 1999, we incurred significant technology costs associated with the development of our treasury solutions platform.

These difficult market conditions reinforce our investment management strategy, which leans heavily on diversification and risk management. Although we believe we are well positioned and poised to grow, our revenues and earnings could be significantly affected by continued volatility in the capital markets.

Money Managers
--------------

Money Managers provides investment solutions to U.S.-based investment managers, U.S.-based mutual fund companies and alternative investment managers worldwide. Revenues are earned primarily through administration and distribution fees that are based upon a percentage, referred to as basis points, of the average daily net asset value of assets under management.

                                Year ended December 31,
                              ---------------------------
                               2001      2000      1999
                              -------   -------   -------

Revenues                      $36,576   $32,349   $22,738

Expenses:
 Operating and development     18,088    16,062    12,811
 Sales and marketing           13,544    13,731    10,484
                              -------   -------   -------

Income from operations        $ 4,944   $ 2,556   $  (557)
                              =======   =======   =======

Operating margin                   14%        8%       (2%)

Percent of Revenue:
 Operating and development         49%       50%       56%
 Sales and marketing               37%       42%       46%

Revenues increased in 2001 by $4.2 million, or 13 percent, as compared to 2000. Revenues increased in 2000 by $9.6 million, or 42 percent, over 1999. The increase in revenues in each year was primarily driven by an increase in assets under management and administration from new client fundings. However, the decline in the capital markets during 2001 partially offset revenue growth from new business activity. Conversely, the somewhat more stable capital markets in 2000 supported revenue growth.

Operating income in 2001 increased by $2.4 million as compared to 2000. Operating income in 2000 increased by $3.0 million over 1999. Operating margins also improved. The increase in operating income and margin was due to the increase in revenues and our ability to utilize our infrastructure in a manner that can create economies of scale and operational efficiencies. In addition, expenses during 2000 and 1999 included significant investments in developing the necessary infrastructure to tailor our products and services in these markets.

We believe the demand for our services from alternative investment managers is growing and we intend to capitalize on this trend through a diversified product line. We also intend to utilize our other existing services in this market. We expect to continue our efforts to create new business solutions that satisfy the needs of all investment managers. However, any prolonged significant changes in the capital markets would have an adverse impact on revenues.

Investments in New Businesses
-----------------------------

Investments in New Businesses include our global asset management and investment processing initiatives that incorporate our investment products and services to provide investment solutions to institutional and high-net-worth investors outside the United States. This segment also includes other new business and product initiatives. Revenues are primarily earned through management fees and processing fees that are based upon a percentage, referred to as basis points, of the average daily net asset value of assets under management.

                                 Year ended December 31,
                              -----------------------------
                                2001       2000      1999
                              --------   --------   -------

Revenues                      $ 41,858   $ 39,048   $25,201

Expenses:
 Operating and development      44,887     41,236    23,757
 Sales and marketing            20,560     20,967    18,861
                              --------   --------   -------

Loss from operations          $(23,589)  $(23,155)  $(17,417)
                              ========   ========   =======

Operating margin                   (56%)      (59%)     (69%)

Percent of Revenue:
 Operating and development         107%       105%       94%
 Sales and marketing                49%        54%       75%

The following table displays revenues by geographic region as a percentage of total segment revenues:

                                  Year ended December 31,
                                  -----------------------
                                    2001   2000   1999
                                    ----   ----   ----

Europe/South Africa ..........       58%    51%    30%
Canada .......................       24%    28%    43%
Asia .........................        8%     9%    19%
Other ........................       10%    12%     8%
                                    ---    ---    ---

   Total .....................      100%   100%   100%
                                    ===    ===    ===

Revenues increased during 2001 by $2.8 million, or 7 percent, as compared to 2000. Revenues during 2000 increased by $13.8 million, or 55 percent, over 1999. The increase in revenues over the corresponding prior periods is primarily due to an increase in assets under management from our Europe/South Africa, Korea and Canada initiatives, despite the impact of weak financial markets globally during 2001. Revenues in 2000 included our Canadian consulting business that was sold in July 2000. Excluding those revenues, revenues would have increased 15 percent in 2001 and 58 percent in 2000. We continue to experience positive market acceptance of our multi-manager investment solution offerings in Europe, especially in the U.K. pension market. We have also seen early positive results from other initiatives in Europe. We began a controlled launch targeting affluent and high-net-worth investors through certain U.K. independent financial advisors. Our distribution activities are expanding in Europe and Canada as well. However, the weak capital markets during 2001 significantly affected our revenue growth.

We plan to continue our efforts in establishing marketing and distribution channels and in developing technology outsourcing solutions to fill the needs of these markets. We expect to incur losses throughout 2002.

General & Administrative
------------------------

                                               Year ended December 31,
                                          -------------------------------
                                           2001        2000        1999
                                          -------     -------     -------

General and Administrative                $23,457     $16,839     $12,298

Percent of Revenue                              4%          3%          3%

General and administrative expense primarily consists of corporate overhead costs and other costs not directly attributable to a reportable business segment. The increase in general and administrative expenses in 2001 and 2000 was due to an increase in various corporate overhead costs and facilities related costs.

Other Income
------------

Other income consists of the following:

                                                Year ended December 31,
                                          ---------------------------------
                                            2001         2000        1999
                                          --------     --------     -------
Equity in the earnings of
    unconsolidated affiliate               $10,342      $ 7,533     $ 6,765
Interest income                              6,945        6,419       2,285
Interest expense                            (2,149)      (2,293)     (2,375)
                                           -------      -------     -------

Total other income, net                    $15,138      $11,659     $ 6,675
                                           =======      =======     =======

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership in the general partnership of LSV Asset Management ("LSV") (See Note 5 of the Notes to Consolidated Financial Statements). The increase in the net earnings of LSV was due to an increase in assets under management in 2001 and 2000.

Interest income is earned based upon the amount of cash that is invested daily and interest rates. Interest income increased in 2001 and 2000 primarily due to a higher average daily cash balance. However, interest rates during 2001 were significantly lower than in 2000.

Interest expense primarily relates to our long-term debt and other borrowings.

Income Taxes
------------

Our effective tax rate was 37.0 percent in 2001, 38.0 percent in 2000 and 38.5 percent in 1999. The rate reduction was largely due to effective state and international tax planning.

Discontinued Operations
-----------------------

In 1995, the Board of Directors approved a plan of disposal for the SEI Capital Resources Division ("CR"). CR provided investment performance evaluation services, consulting services, and brokerage services to employee benefit plan sponsors and investment advisors in the United States. The results of CR for 1999 and years prior have been reported separately as discontinued operations in the accompanying Consolidated Financial Statements.

In 1997, the remaining net assets of CR were sold to a private investment firm for a specified amount of cash at closing along with a note. In 1999, we accepted $2.1 million as satisfaction for the entire outstanding balance on the note and this was recorded as a gain, net of tax expense of $.8 million and is reflected in Income from disposal of discontinued operations on the Consolidated Statements of Operations.

Liquidity and Capital Resources
-------------------------------

                                                          Year ended December 31,
                                                   -----------------------------------
                                                      2001        2000         1999
                                                   ---------    ---------    ---------
Net cash provided by operating activities ......    $174,379     $143,263     $111,985
Net cash used in investing activities ..........     (85,587)     (46,433)     (25,862)
Net cash used in financing activities ..........     (72,783)     (22,360)     (65,897)
                                                    --------     --------     --------
Net increase in cash and cash equivalents ......      16,009       74,470       20,226

Cash and cash equivalents, beginning of year ...     147,676       73,206       52,980
                                                    --------     --------     --------
Cash and cash equivalents, end of year .........    $163,685     $147,676     $ 73,206
                                                    ========     ========     ========

Cash requirements and liquidity needs are expected to be funded through our cash flow from operations and our capacity for additional borrowing. We currently have a line of credit agreement that provides for borrowings of up to $25.0 million. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement (See Note 6 of the Notes to Consolidated Financial Statements). At December 31, 2001, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $163.7 million and the unused portion of the line of credit of $25.0 million.

Cash flow generated from operations in 2001, 2000, and 1999 primarily resulted from an increase in income. The tax benefit received from stock options exercised increased substantially due to the rapid rise in our stock price during 1999 and 2000. The net change in receivables and various accrued expenses also affected cash flows from operations.

Cash flows from investing activities are principally affected by capital expenditures and marketable securities transactions. Capital expenditures in 2001, 2000, and 1999 included significant costs, primarily building construction costs, equipment and furniture and fixtures purchases associated with the expansion of our corporate headquarters. Currently, we are constructing two additional buildings and a parking structure which are expected to be completed by mid-2002. The total cost of the expansion is estimated at $27.0 million, of which we have spent $19.0 million through February 28, 2002. The additional buildings are necessary due to growth in our primary business lines. Also, cash flows from investing activities were affected by purchases and sales of our mutual funds mainly for the testing and subsequent startup of new investment programs to be offered to our clients. Purchases were approximately $69.7 million in 2001, $17.7 million in 2000, and $3.1 million in 1999, whereas sales totaled $24.6 million in 2001, $2.5 million in 2000, and $.6 million in 1999.

Cash flows from financing activities are primarily affected by debt and equity transactions. Principal payments on the Senior notes are made annually from the date of issuance while interest payments are made semi-annually. Principal payments on the term loan are made quarterly from the date of issuance while interest payments are made based on the term of the London Interbank Offered Rate borrowing. The aggregate maturities of our long-term debt at December 31, 2001 are $7.6 million in 2002, $9.6 million in 2003 thru 2005, $5.4 million in 2006, and $9.0 million in 2007 and thereafter (See Note 7 of the Notes to Consolidated Financial Statements). We continued our common stock repurchase program and acquired approximately 2.8 million shares of our common stock at a cost of $103.3 million during 2001 pursuant to an open market stock purchase authorization of $503.4 million made by the Board of Directors. As of February 28, 2002, we still had $44.9 million remaining authorized for the purchase of our common stock. Proceeds received from the issuance of common stock results from stock option exercise activity. Cash dividends of $.10 per share were declared in 2001 and $.08 in 2000. Our Board of Directors has indicated its intention to continue making cash dividend payments.

We currently have various operating leases for facilities, data processing equipment, and software. As of December 31, 2001, our aggregate noncancellable minimum lease commitments are $8.2 million in 2002, $8.1 million in 2003, $4.5 million in 2004, $1.9 million in 2005, $1.6 million in 2006, and $10.3 million in 2007 and thereafter (See Note 10 of the Notes to Consolidated Financial Statements).

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for continuing operations, continued investment in new products and equipment, our common stock repurchase program, expansion of our corporate headquarters, future dividend payments, and principal and interest payments on our long-term debt.

Critical Accounting Policies
----------------------------

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results includes the following:

Revenue Recognition

Principal sources of revenues are information processing and software services, management, administration, and distribution of mutual funds, brokerage and consulting services, and other asset management products and services.

Information processing and software service fees are generally based on the number of trust accounts a client has on our Trust 3000 system. These revenues are recurring in nature based upon contractual agreements.

Administration and distribution fees are based upon a percentage, referred to as basis points, of the average daily asset value of the funds.

Management fees are based upon a percentage, referred to as basis points, of the average daily net asset value of assets under management.

Revenues from these services are recognized in the periods in which they are performed. Cash received by us in advance of the performance of services is deferred and recognized as revenue when earned.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

We do have offices located outside the United States that conduct business in local currencies of that country. All foreign operations aggregate approximately 6 percent of total consolidated revenues, which are spread across several countries with different currencies. Due to this limited activity, we do not hedge against foreign operations nor do we expect any material loss with respect to foreign currency risk.

Exposure to market risk for changes in interest rates relate primarily to our investment portfolio and other borrowings. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk management transactions. We place our investments in financial instruments that meet high credit quality standards. We insure the preservation of our index funds by limiting default risk, market risk, and reinvestment risk through the use of derivatives. The interest rate on our long-term debt is fixed and is not traded on any established market. We have no cash flow exposure due to rate changes for our long-term debt.

We are exposed to market risk associated with changes in the fair value of our investments available for sale. To provide some protection against potential fair value changes associated with our investments available for sale, we have entered into various derivative financial transactions. The derivative instruments are used to hedge changes in the fair market value of certain investments available for sale. We currently hold derivatives with a notional amount of $30.3 million with various terms, generally less than one year. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge is ineffective, any excess gains or losses attributable to such ineffectiveness are recognized in current period earnings. During 2001, the amount of hedge ineffectiveness that was credited to current period earnings was a gain of $.4 million. We believe the derivative financial instruments entered into provide protection against volatile swings in market valuation associated with our Investments available for sale. During 2001, we did not enter into or hold derivative financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data.
        -------------------------------------------

Index to Financial Statements:

     Report of Independent Public Accountants
     Consolidated Balance Sheets -- December 31, 2001 and 2000
     Consolidated Statements of Operations -- For the years ended
         December 31, 2001, 2000, and 1999
     Consolidated Statements of Shareholders' Equity -- For the years ended
         December 31, 2001, 2000, and 1999
     Consolidated Statements of Cash Flows -- For the years ended December
         31, 2001, 2000, and 1999
     Notes to Consolidated Financial Statements
     Schedule II -- Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SEI Investments Company:

We have audited the accompanying consolidated balance sheets of SEI Investments Company (a Pennsylvania corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and schedule referred top below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEI Investments Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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


                                                             ARTHUR ANDERSEN LLP

Philadelphia, PA
January 31, 2002

         Consolidated Balance Sheets                     SEI Investments Company
         (In thousands)                                         and Subsidiaries

         December 31,                                         2001       2000
         -----------------------------------------------------------------------

Assets   Current Assets:
         Cash and cash equivalents ......................   $163,685   $147,676
         Restricted cash ................................   $ 10,000   $ 11,900
         Receivables from regulated investment
            companies ...................................     25,550     27,607
         Receivables, net of allowance for doubtful
            accounts of $1,700 ..........................     56,327     47,404
         Deferred income taxes ..........................      4,459      9,030
         Prepaid expenses and other current assets ......      6,121      5,414
                                                            --------   --------

             Total Current Assets .......................    266,142    249,031
                                                            --------   --------

         Property and Equipment, net of accumulated
             depreciation and amortization of $95,104
             and $83,874 ................................     95,804     75,111
                                                            --------   --------

         Capitalized Software, net of accumulated
             amortization of $13,469 and $11,733 ........     11,055     12,823
                                                            --------   --------

         Investments Available for Sale .................     66,332     20,294
                                                            --------   --------

         Other Assets, net ..............................     21,583     18,323
                                                            --------   --------

                                                            $460,916   $375,582
         -----------------------------------------------------------------------

     The accompanying notes are an integral part of these financial statements.

                Consolidated Balance Sheets                    SEI Investments Company
                (In thousands, except par value)                      and Subsidiaries

                December 31,                                      2001         2000
         -----------------------------------------------------------------------------
Liabilities     Current Liabilities:
and
Shareholders'   Current portion of long-term debt ...........    $  7,556     $  2,000
Equity          Accounts payable ............................       4,977        6,721
                Accrued liabilities .........................     128,408      121,282
                Deferred revenue ............................       3,402       16,450
                                                                 --------     --------

                    Total Current Liabilities ...............     144,343      146,453
                                                                 --------     --------

                Long-term Debt ..............................      43,055       27,000
                                                                 --------     --------

                Deferred Income Taxes .......................       2,925        4,708
                                                                 --------     --------

                Commitments and Contingencies (Note 10)

                Shareholders' Equity:
                Series Preferred stock, $.05 par value,
                   60 shares authorized; no shares issued
                   and outstanding ..........................          --           --
                Common stock, $.01 par value,
                   750,000 shares authorized; 109,180 and
                   108,560 shares issued and outstanding ....       1,092        1,086
                Capital in excess of par value ..............     186,390      125,473
                Retained earnings ...........................      85,085       72,521
                Accumulated other comprehensive losses ......      (1,974)      (1,659)
                                                                 --------     --------

                    Total Shareholders' Equity ..............     270,593      197,421
                                                                 --------     --------

                                                                 $460,916     $375,582
         -----------------------------------------------------------------------------

     The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations                                        SEI Investments Company
(In thousands, except per share data)                                               and Subsidiaries

Year Ended December 31,                                            2001         2000         1999
----------------------------------------------------------------------------------------------------
Revenues .....................................................   $ 658,013    $ 598,806    $ 456,192
Expenses:
    Operating and development ................................     298,728      279,024      215,216
    Sales and marketing ......................................     152,642      154,984      126,184
    General and administrative ...............................      23,457       16,839       12,298
                                                                 ---------    ---------    ---------

Income from operations .......................................     183,186      147,959      102,494

Equity in the earnings of unconsolidated affiliate ...........      10,342        7,533        6,765
Interest income ..............................................       6,945        6,419        2,285
Interest expense .............................................      (2,149)      (2,293)      (2,375)
                                                                 ---------    ---------    ---------

Income from continuing operations before income taxes ........     198,324      159,618      109,169

Income taxes .................................................      73,380       60,655       42,030
                                                                 ---------    ---------    ---------

Income from continuing operations ............................     124,944       98,963       67,139

Income from disposal of discontinued operations,
   net of income tax expense of $808 .........................          --           --        1,292
                                                                 ---------    ---------    ---------

Net income ...................................................   $ 124,944    $  98,963    $  68,431

----------------------------------------------------------------------------------------------------

Basic earnings per common share:
    Earnings per common share from continuing operations .....   $    1.15    $     .93    $     .63
    Earnings per common share from discontinued operations ...                                   .01
                                                                 ---------    ---------    ---------

Basic earnings per common share ..............................   $    1.15    $     .93    $     .64

----------------------------------------------------------------------------------------------------

Diluted earnings per common share:
    Earnings per common share from continuing operations .....   $    1.09    $     .87    $     .59
    Earnings per common share from discontinued operations ...                                   .01
                                                                 ---------    ---------    ---------

Diluted earnings per common share ............................   $    1.09    $     .87    $     .60

----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders' Equity                                                         SEI Investments Company
(In thousands)                                                                                                 and Subsidiaries

                                                                                            Accumulated Other
                                                                                          Comprehensive Losses
                                                                                        -------------------------
                                                                                        Cumulative    Unrealized
                                                                                          Foreign       Holding
                                            Common Stock       Capital                   Currency     Gain (Loss)     Total
                                          ----------------   In Excess of   Retained    Translation       on        Shareholders'
                                           Shares   Amount    Par Value     Earnings    Adjustments   Investments    Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998 ...........     17,861   $  179      $ 57,541    $  2,422      $(408)       $   (49)       $ 59,685
Comprehensive income:
   Net income ........................         --       --            --      68,431         --             --          68,431
   Foreign currency translation
     Adjustments .....................         --       --            --          --        (61)            --             (61)
   Unrealized gain on investments ....         --       --            --          --         --            469             469
                                                                                                                      --------
Total comprehensive income ...........                                                                                  68,839
Purchase and retirement of common
     Stock ...........................       (689)      (7)       (9,753)    (56,403)        --             --         (66,163)
Issuance of common stock under the
     employee stock purchase plan ....         25       --         2,066          --         --             --           2,066
Issuance of common stock upon
     exercise of stock options .......        495        5         6,591          --         --             --           6,596
Tax benefit on stock options exercised         --       --        15,056          --         --             --          15,056
Dividends declared ($.06 per share) ..         --      .--            --      (7,077)        --             --          (7,077)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999 ...........     17,692   $  177      $ 71,501    $  7,373      $(469)       $   420        $ 79,002
Comprehensive income:
   Net income ........................         --       --            --      98,963         --             --          98,963
   Foreign currency translation
     Adjustments .....................         --       --            --          --       (267)            --            (267)
   Unrealized loss on investments ....         --       --            --          --         --         (1,343)         (1,343)
                                                                                                                      --------
Total comprehensive income ...........                                                                                  97,353
Stock split adjustment ...............     89,709      897            --        (897)        --             --              --
Purchase and retirement of common
     Stock ...........................       (226)      (2)         (518)    (24,323)        --             --         (24,843)
Issuance of common stock under the
     employee stock purchase plan ....         46        1         3,144          --         --             --           3,145
Issuance of common stock upon
     exercise of stock options .......      1,339       13         9,111          --         --             --           9,124
Tax benefit on stock options exercised         --       --        42,235          --         --             --          42,235
Dividends declared ($.08 per share) ..         --       --            --      (8,595)        --             --          (8,595)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000 ...........    108,560   $1,086      $125,473    $ 72,521      $(736)       $  (923)       $197,421

---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders' Equity                                                          SEI Investments Company
(In thousands)                                                                                                  and Subsidiaries

                                                                                            Accumulated Other
                                                                                          Comprehensive Losses
                                                                                        -------------------------
                                                                                        Cumulative    Unrealized
                                                                                         Foreign       Holding
                                            Common Stock       Capital                   Currency        Loss          Total
                                          ---------------    In Excess of   Retained    Translation       on        Shareholders'
                                          Shares    Amount    Par Value     Earnings    Adjustments   Investments    Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000 ...........    108,560   $1,086    $ 125,473     $  72,521     $(736)         $(923)      $ 197,421
Comprehensive income:
   Net income ........................         --       --           --       124,944        --             --         124,944
   Foreign currency translation
     adjustments .....................         --       --           --            --      (242)            --            (242)
   Unrealized loss on investments ....         --       --           --            --        --            (73)            (73)
                                                                                                                     ---------
Total comprehensive income ...........                                                                                 124,629
Purchase and retirement of common
     stock ...........................     (2,588)     (26)      (1,847)     (101,476)       --             --        (103,349)
Issuance of common stock under the
     employee stock purchase plan ....        104        1        3,946            --        --             --           3,947
Other ................................         13                   619                                                    619
Issuance of common stock upon
     exercise of stock options .......      3,091       31       14,763            --        --             --          14,794
Tax benefit on stock options exercised         --       --       43,436            --        --             --          43,436
Dividends declared ($.09 per share) ..         --       --           --       (10,904)       --             --         (10,904)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001 ...........    109,180   $1,092    $ 186,390     $  85,085     $(978)         $(996)      $ 270,593

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

Consolidated Statements of Cash Flows                                          SEI Investments Company
(In thousands)                                                                        and Subsidiaries

Year Ended December 31,                                                   2001      2000       1999
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income ..........................................................   $124,944   $ 98,963   $ 68,431

Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization .............................     19,650     17,305     15,793
          Provision for losses on receivables .......................         --         --        500
          Undistributed earnings of affiliate .......................       (406)      (633)    (2,732)
          Write-off of capitalized software and intangibles .........         --      3,737      1,204
          Tax benefit on stock options exercised ....................     43,436     42,235     15,056
          Deferred income tax expense (benefit) .....................      3,944        349     (3,483)
          Discontinued operations ...................................         --         --     (1,292)
          Other .....................................................     (2,737)     4,055        194
          Change in current assets and liabilities:
              Decrease (increase) in:
                  Receivables from regulated investment companies ...      2,057     (3,428)    (5,180)
                  Restricted Cash ...................................      1,900    (11,900)        --
                  Receivables .......................................     (8,923)   (13,850)    (6,135)
                  Prepaid expenses and other current assets .........       (707)      (295)       894
              Increase (decrease) in:
                  Accounts payable ..................................     (1,744)      (676)       592
                  Accrued expenses ..................................      6,013     10,271     22,334
                  Deferred revenue ..................................    (13,048)    (2,870)     5,809
                                                                        --------   --------   --------

              Total adjustments .....................................     49,435     44,300     43,554
                                                                        --------   --------   --------

           Net cash provided by operating activities ................   $174,379   $143,263   $111,985

------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows                   SEI Investments Company
(In thousands)                                                 and Subsidiaries

Year Ended December 31,                            2001       2000       1999
-------------------------------------------------------------------------------

Cash flows from investing activities:

     Additions to property and equipment ......   (40,342)   (27,188)   (17,254)
     Additions to capitalized software ........        --       (449)    (1,362)
     Purchase of investments available for sale   (69,647)   (17,660)    (3,114)
     Sale of investments available for sale ...    24,618      2,495        620
     Other ....................................      (216)    (3,631)    (4,752)
                                                 --------   --------   --------

       Net cash used in investing activities ..   (85,587)   (46,433)   (25,862)

Cash flows from financing activities:

     Payments on long-term debt ...............    (3,389)    (2,000)    (2,000)
     Purchase and retirement of common stock ..  (103,349)   (24,843)   (65,970)
     Proceeds from issuance of common stock ...    18,741     12,269      8,470
     Borrowing on term loan agreement .........    25,000         --         --
     Payment of dividends .....................    (9,786)    (7,786)    (6,397)
                                                 --------   --------   --------

       Net cash used in financing activities ..   (72,783)   (22,360)   (65,897)
                                                 --------   --------   --------

Net increase in cash and cash equivalents .....    16,009     74,470     20,226

Cash and cash equivalents, beginning of year ..   147,676     73,206     52,980
                                                 --------   --------   --------

Cash and cash equivalents, end of year ........  $163,685   $147,676   $ 73,206

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements               SEI Investments Company
                                                                and Subsidiaries

Note 1 - Summary of Significant Accounting Policies:

     Nature of Operations -

     SEI Investments Company (the "Company") is organized around its primary target markets: Private Banking & Trust, Investment Advisors, Enterprises, Money Mangers, and Investments in New Businesses. Private Banking & Trust, which accounts for 55 percent of consolidated revenues in 2001, provides investment processing solutions, fund processing solutions and investment management programs to domestic banks and private trust companies in the United States. Investment Advisors, which accounts for 24 percent of consolidated revenues in 2001, provides investment management programs and investment processing solutions to affluent investors through a network of financial intermediaries, independent investment advisors and other investment professionals in the United States. Enterprises, which accounts for 10 percent of consolidated revenues in 2001, provide retirement and treasury business solutions for corporations, unions, foundations and endowments, and other institutional investors in the United States. Money Managers, which accounts for 5 percent of consolidated revenues, provides investment solutions to U.S. investment managers, mutual fund companies and alternative investment managers worldwide. Investments in New Businesses, which accounts for 6 percent of consolidated revenues, includes the Company's global asset management businesses as well as initiatives into new U.S. markets.

     Principles of Consolidation - The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company's principal subsidiaries are SEI Investments Distribution Company ("SIDCO"), SEI Investments Management Corporation ("SIMC"), and SEI Private Trust Company. All intercompany accounts and transactions have been eliminated. Investment in unconsolidated affiliate is accounted for using the equity method due to the Company's less than 50 percent ownership. The Company's portion of the affiliate's operating results is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations (See Note 5).

     Cash and Cash Equivalents - Cash and cash equivalents included $100,851,000 and $121,300,000, primarily invested in SEI Daily Income Trust in 2001 and 2000, respectively, which are open ended money market mutual funds sponsored by SIMC. Approximately $10,000,000 and $11,900,000 of cash is restricted for the excusive benefit of customers related to our brokerage services provided by SIDCO in 2001 and 2000, respectively. Interest income for 2001, 2000, and 1999 was $6,945,000, $6,419,000, and $2,285,000,
     respectively (See Note 13).

     Property and Equipment - Property and Equipment on the accompanying Consolidated Balance Sheets consists of the following:

                                                                       Estimated
                                                                      Useful Lives
                                            2001           2000        (In Years)
     -----------------------------------------------------------------------------
     Equipment ......................   $ 74,809,000   $ 71,377,000       3 to 5
     Buildings ......................     44,981,000     34,695,000     25 to 39
     Land ...........................      9,345,000      9,345,000          N/A
     Purchased software .............     18,952,000     16,035,000            3
     Furniture and fixtures .........     14,748,000     14,230,000       3 to 5
     Leasehold improvements .........      7,492,000      7,313,000   Lease Term
     Construction in progress .......     20,581,000      5,990,000          N/A
                                        ------------   ------------

                                         190,908,000    158,985,000
     Less:  Accumulated depreciation
        and amortization ............    (95,104,000)   (83,874,000)
                                        ------------   ------------

     Property and Equipment, net ....   $ 95,804,000   $ 75,111,000

     -----------------------------------------------------------------------------

     Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

     Construction in progress includes all construction costs, including interest on funds borrowed of $500,000, associated with the design and construction of two new buildings and a parking structure for our corporate headquarters. Depreciation expense was $17,883,000, $15,410,000, and $14,193,000 in 2001, 2000, and 1999, respectively.

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

     Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is ten years, with a weighted average remaining life of
     6.6 years.

     Capitalized software development costs consist primarily of salary, consulting, and computer costs incurred to develop new products and enhancements to existing products. During 2000 and 1999, software development costs of $449,000, and $1,362,000 were capitalized, respectively. No software development costs were capitalized in 2001. Amortization expense was $1,767,000, $1,895,000, and $1,600,000 in 2001,
     2000, and 1999, respectively, and is included in Operating and development expense on the accompanying Consolidated Statements of Operations.

     Management continually evaluates the recoverability of existing software products, as well as strategies for new software products. The assessment as to the recoverability of existing software products includes an evaluation of expected future revenues and cash flows, acceptability of the product in the market, the ability to support the product in a cost-effective manner, and technological enhancements. In 2000 and 1999 management determined that certain software products were considered either obsolete or incapable of producing the future cash flows that were originally anticipated. As a result, the Company wrote off net capitalized software development costs of $1,357,000 and $1,204,000 in 2000 and 1999, respectively.

     Accrued Liabilities - Accrued Liabilities on the accompanying Consolidated Balance Sheets consists of the following:

     --------------------------------------------------------------------------

                                                        2001           2000
                                                    ------------   ------------

     Accrued compensation .......................   $ 39,542,000   $ 49,890,000
     Accrued proprietary fund services ..........     12,463,000     14,834,000
     Accrued brokerage fees .....................      8,456,000      4,316,000
     Other accrued liabilities ..................     67,947,000     52,242,000
                                                    ------------   ------------

                                                     128,408,000    121,282,000

     --------------------------------------------------------------------------

     Accrued proprietary fund services relates to marketing and promotional activities associated with the Company's bank related proprietary funds business.

     Statements of Cash Flows - For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

     Supplemental disclosures of cash paid/received during the year is as follows:

                                                     2001         2000          1999
                                                  ----------   -----------   -----------
     Interest paid ............................   $2,389,000   $ 2,220,000   $ 2,364,000
     Interest and dividends received ..........    7,434,000     5,921,000     2,552,000
     Income taxes paid (Federal and state) ....           --    49,134,000    23,175,000

     Cash flows from operating activities for 2000, and 1999 were adjusted to reflect distributions received from the unconsolidated affiliate. Previously these amounts were classified in investing activities.

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

     Foreign Currency Translation - The assets and liabilities of foreign operations are translated into U.S. dollars using the rates of exchange at year end. The results of operations are translated into U.S. dollars at the average daily exchange rates for the period. All foreign currency transaction gains and losses are included in income in the periods in which they occur, and are immaterial for each of the three years in the period ended December 31, 2001.

     Earnings Per Share - The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. (See Note 8).

     -----------------------------------------------------------------------------------
                                                  For the year ended December 31, 2001
                                                ----------------------------------------
                                                 Net Income        Shares      Per Share
                                                (Numerator)    (Denominator)     Amount
                                                ------------   -------------   ---------
     Basic earnings per common share
          From continuing operations ........   $124,944,000    108,596,000      $1.15

     Dilutive effect of stock options .......             --      6,214,000
                                                ------------    -----------
     Diluted earnings per common share
          From continuing operations ........   $124,944,000    114,810,000      $1.09

                                                  For the year ended December 31, 2000
                                                ----------------------------------------
                                                 Net Income        Shares      Per Share
                                                (Numerator)    (Denominator)     Amount
                                                ------------   -------------   ---------
     Basic earnings per common share
          From continuing operations .......     $98,963,000    106,490,000      $.93

     Dilutive effect of stock options ......              --      7,330,000
                                                 -----------    -----------
     Diluted earnings per common share
          From continuing operations .......     $98,963,000    113,820,000      $.87

                                                  For the year ended December 31, 1999
                                                ----------------------------------------
                                                 Net Income        Shares      Per Share
                                                (Numerator)    (Denominator)     Amount
                                                ------------   -------------   ---------
      Basic earnings per common share
           from continuing operations .......    $67,139,000    106,632,000      $.63

      Dilutive effect of stock options ......             --      7,194,000
                                                 -----------    -----------
      Diluted earnings per common share
          from continuing operations .......     $67,139,000    113,826,000      $.59

     -----------------------------------------------------------------------------------

     Options to purchase 2,777,000, 1,265,000, and 2,220,000 shares of common stock, with an average exercise price per share of $45.95, $49.96, and $19.75, were outstanding during 2001, 2000, and 1999, respectively, but were excluded from the diluted earnings per common share calculation because the option's exercise price was greater than the average market price of the Company's common stock.

     Comprehensive Income - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized holding gains and losses.

     ---------------------------------------------------------------------------------------
                                                                         Tax
                                                           Pre-Tax    (Expense)   Net of Tax
                                                            Amount   or Benefit     Amount
                                                           -------   ----------   ----------
     For the Year Ended December 31, 1999:
     ------------------------------------

     Unrealized holding gains arising during period ....   $   763     $(294)      $   469
     Foreign currency translation adjustments ..........       (61)       --           (61)
                                                           -------     -----       -------

     Total other comprehensive income ..................   $   702     $(294)      $   408

     For the Year Ended December 31, 2000:
     -------------------------------------

     Unrealized holding losses arising during period ...   $(2,166)    $ 823       $(1,343)
     Foreign currency translation adjustments ..........      (267)       --          (267)
                                                           -------     -----       -------

     Total other comprehensive income ..................   $(2,433)    $ 823       $(1,610)

     For the Year Ended December 31, 2001:
     -------------------------------------

     Unrealized holding losses arising during period ...   $  (116)    $  43       $   (73)
     Foreign currency translation adjustments ..........      (242)       --          (242)
                                                           -------     -----       -------

     Total other comprehensive loss ....................   $  (358)    $  43       $  (315)
     ---------------------------------------------------------------------------------------

     Management's Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications - Certain reclassifications have been made to conform to the current year presentation.

Note 2 - Receivables:

     Receivables on the accompanying Consolidated Balance Sheets consist of the following:

                                                       2001          2000
     ------------------------------------------------------------------------

     Trade receivables ..........................   $26,415,000   $22,558,000
     Fees earned, not received ..................     2,527,000     1,801,000
     Fees earned, not billed ....................    29,085,000    24,745,000
                                                    -----------   -----------

                                                     58,027,000    49,104,000

     Less:  Allowance for doubtful accounts .....    (1,700,000)   (1,700,000)
                                                    -----------   -----------

                                                    $56,327,000   $47,404,000

     ------------------------------------------------------------------------

     Fees earned, not received represent brokerage commissions earned but not yet collected. Fees earned, not billed result from timing differences between services provided and contractual billing schedules.

     Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets represent fees earned by the Company's wholly owned subsidiaries, SIDCO and SIMC, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies sponsored by the Company (See Note 13).

Note 3 - Investments Available for Sale:

     Investments available for sale consist primarily of investments in mutual funds sponsored by the Company. The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of Comprehensive income. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Operations.

     Investments available for sale at December 31, 2001 had an aggregate cost of $67,996,000 and an aggregate market value of $66,332,000, with gross unrealized holding losses of $1,664,000. The net unrealized holding losses at December 31, 2001 were $996,000 (net of income tax benefit of $668,000). Investments available for sale at December 31, 2000 had an aggregate cost of $21,710,000 and an aggregate market value of $20,294,000, with gross unrealized holding losses of $1,416,000. The net unrealized holding losses at December 31, 2000 were $923,000 (net of income tax benefit of $493,000). The net unrealized holding losses at December 31, 2001 and 2000 were reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.

Note 4 - Derivative Instruments and Hedging Activities:

     The Company is exposed to market risk associated with its designated Investments available for sale. To provide some protection against potential market fluctuations associated with its investments available for sale the Company has entered into various derivative financial transactions in the form of futures and equity contracts (i.e. derivatives).

     The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133" ) and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", ("SFAS 138").

     The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of the fair value of a recognized asset. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the gain or loss on the hedged asset that is attributable to the hedged risk, are recorded in current period earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recognized immediately in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value hedges to specific assets on the balance sheet.

     The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

     For the year ended December 31, 2001, Operating and Development expenses on the accompanying Consolidated Statements of Operations include a net gain of $355,000 from hedge ineffectiveness.

     The Company currently holds futures contracts with a notional amount of $10.7 million with a financial institution for various terms. The Company also currently holds equity derivatives with a notional amount of $20.4 million with a financial institution with various terms. During 2001, the Company did not enter into or hold derivative financial instruments for trading purposes.

     The following tabular disclosure provides information about the Company's derivative financial instruments.

                                       Expected Maturity Date
                         -------------------------------------------------------
                           2002      2003    2004   2005   Thereafter    Total
                         -------------------------------------------------------
     Equity                   --   $20,375     --     --           --   $20,375
     Futures              10,664        --     --     --           --    10,664
                         -------------------------------------------------------

     Total               $10,664   $20,375     --     --           --   $31,039
                         =======   =======   ====   ====   ==========   =======

Note 5 - Other Assets:

     Other assets on the accompanying Consolidated Balance Sheets consist of the following:

                                                            2001         2000
     ---------------------------------------------------------------------------

     Investment in unconsolidated affiliate ........   $ 6,033,000   $ 5,627,000
     Other, net ....................................    15,550,000    12,696,000
                                                       -----------   -----------

     Other assets ..................................   $21,583,000   $18,323,000

     ---------------------------------------------------------------------------

     Other, net consists of long-term prepaid expenses, deposits and other investments carried at cost.

     Investment in Unconsolidated Affiliate - The Company and several leading academics in the field of finance operate a general partnership, LSV Asset Management ("LSV"). LSV is a registered investment advisor which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds and derived 10 percent of revenues in 2001 as portfolio manager for the Company's funds. The Company's interest in LSV was approximately 44 percent in 2001 and 47 percent in 2000. LSV is accounted for using the equity method of accounting. The Company's portion of LSV's net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.

     The following table contains condensed financial information of LSV:

     Condensed Statement of Operations      2001           2000          1999
     ---------------------------------------------------------------------------

     Revenues ........................   $31,193,000   $22,974,000   $20,108,000

     Net income ......................   $23,070,000   $16,170,000   $14,388,000

     ---------------------------------------------------------------------------

     Condensed Balance Sheet                               2001          2000
     ---------------------------------------------------------------------------

     Cash and cash equivalents .....................   $ 6,205,000   $ 5,408,000
     Accounts receivable ...........................     7,186,000     5,541,000
     Other current assets ..........................         3,000        27,000
     Non-current assets ............................        89,000       103,000
                                                       -----------   -----------

     Total assets ..................................   $13,483,000   $11,079,000
                                                       ===========   ===========

     Current liabilities ...........................   $ 1,686,000   $ 1,285,000
     Partners' capital .............................    11,797,000     9,794,000
                                                       -----------   -----------
     Total liabilities and
        partners' capital ..........................   $13,483,000   $11,079,000
                                                       ===========   ===========

     ---------------------------------------------------------------------------

     The Company received partnership distribution payments from LSV of $9,936,000 and $6,900,000 in 2001 and 2000, respectively.

Note 6 - Line of Credit:

     The Company has a line of credit agreement (the "Agreement") with a lending institution. The Agreement provides for borrowings of up to $25,000,000, and expires on December 19, 2002, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or one and one-quarter percent above the London Interbank Offered Rate (LIBOR). The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. The Company was in compliance with these covenants during 2001.

     There were no borrowings on the Company's line of credit during 2001 and 2000. Interest expense, including commitment fees, on the Company's line of credit was $127,000, $127,000, and $79,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

     On June 26, 2001 the Company entered into a term loan agreement (the "Agreement") with a separate lending institution. The agreement provides for borrowings up to $25,000,000, and expires on March 31, 2006 and is payable in seventeen equal quarterly installments. The term loan accrues interest at the Prime rate or one and thirty-five hundredths of one percent above the London Interbank Offered Rate (LIBOR). The Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. On August 2, 2001, the Company borrowed the full $25,000,000. Principal payments on the notes are made quarterly from the date of issuance while interest payments are made based on the term of the LIBOR borrowing.

     The carrying amount of the Company's long-term debt is not materially different from its fair value. The Company was in compliance with all covenants associated with its long-term debt during 2001.

     Aggregate maturities of long-term debt at December 31, 2001 are:

     ---------------------------------------------------------------------------

     2002.........................................................   $ 7,556,000
     2003.........................................................     9,555,000
     2004.........................................................     9,556,000
     2005.........................................................     9,555,000
     2006.........................................................     5,389,000
     2007 and thereafter..........................................     9,000,000
                                                                     -----------

                                                                     $50,611,000

     ---------------------------------------------------------------------------

     Interest expense relating to the Company's long-term debt was $2,003,000, $2,155,000, and $2,296,000 for the years ended December 31, 2001, 2000, and
     1999 respectively.

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

     On December 14, 2000, the Board of Directors approved a two-for-one stock split of the Company's $.01 par value common stock, effected in the form of a stock dividend which was paid on February 28, 2001 to shareholders of record on February 19, 2001. On February 14, 2001, a special meeting of the shareholders was held and they approved an increase in the number of shares authorized to 750,000,000. A total of 54,309,000 shares of common stock were issued in connection with the stock split. The par value of the stock remained unchanged. Accordingly, a total of $543,090 was reclassified from Retained earnings to Common stock. All shares have been adjusted to reflect these splits.

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

                                                      2001      2000      1999
     ---------------------------------------------------------------------------
     Net income:
          As reported ...........................   $124,944   $98,963   $68,431
          Pro forma .............................   $101,203   $80,689   $55,859

     Basic earnings per common share:
          As reported ...........................   $   1.15   $   .93   $   .64
          Pro forma .............................   $    .93   $   .76   $   .52

     Diluted earnings per common share:
          As reported ...........................   $   1.09   $   .87   $   .60
          Pro forma .............................   $    .88   $   .71   $   .49

     ---------------------------------------------------------------------------

     The weighted average fair value of the stock options granted during 2001, 2000, and 1999 was $64.49, $71.31, and $29.06, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                     2001      2000      1999
     ---------------------------------------------------------------------------

     Risk-free interest rate ....................      4.80%    6.12%      5.81%
     Expected dividend yield ....................      0.22%    0.14%      0.30%
     Expected life ..............................    7 Years   7 Years   7 Years
     Expected volatility ........................     42.31%   40.49%     40.24%

     ---------------------------------------------------------------------------

     Certain information relating to the Company's stock option plans for 2001, 2000, and 1999 is summarized as follows:

     ------------------------------------------------------------------------------------------
                                                                                       Weighted
                                                                          Number of     Average
                                                                           Shares        Price
                                                                         -----------   --------
     Balance as of December 31, 1998.................................    19,464,000       5.21
     Granted.........................................................     2,592,000      19.15
     Exercised.......................................................    (2,970,000)      2.22
     Expired or canceled.............................................      (186,000)      6.80
                                                                         ----------

     Balance as of December 31, 1999.................................    18,900,000       7.57
     Granted.........................................................     1,483,000      46.69
     Exercised.......................................................    (3,301,000)      2.84
     Expired or canceled.............................................      (388,000)     12.63
                                                                         ----------

     Balance as of December 31, 2000.................................    16,694,000      11.87
     Granted.........................................................     1,491,000      42.72
     Exercised.......................................................    (3,392,000)      4.38
     Expired or canceled.............................................       (68,000)     29.39
                                                                         ----------

     Balance as of December 31, 2001.................................    14,725,000     $16.63

     Exercisable as of December 31, 2001.............................     8,373,000      $6.17

     Available for future grant as of December 31, 2001..............     3,648,000         --

     ------------------------------------------------------------------------------------------

     As of December 31, 2000 and 1999, there were 8,627,000 and 11,460,000 shares exercisable, respectively. The expiration dates for options at December 31, 2001 range from December 18, 2002 to December 13, 2011, with a weighted average remaining contractual life of 6.3 years.

     The following table summarizes information relating to all options outstanding at December 31, 2001:

     ----------------------------------------------------------------------------------
                          Options Outstanding       Options Exercisable
                         at December 31, 2001       at December 31, 2001
                       ------------------------   -----------------------
                                                                             Weighted
                                     Weighted                  Weighted       Average
         Range of                     Average                   Average      Remaining
         Exercise        Number      Exercise      Number      Exercise     Contractual
          Prices           of          Price         Of          Price         Life
       (Per Share)       Shares     (Per Share)    Shares     (Per Share)     (Years)
     ---------------   ----------   -----------   ---------   -----------   -----------

     $ 2.48 - $ 3.30    2,164,000     $ 2.92      2,164,000     $ 2.92         2.4
       3.60 -   4.38    2,457,000       3.82      2,457,000       3.82         3.9
       7.00             2,249,000       7.00      2,249,000       7.00         6.0
       8.75 -  19.00    2,872,000      14.31      1,503,000      13.47         7.1
      19.75 -  42.00    2,296,000      21.06             --         --         8.1
      42.86 -  50.00    2,687,000      46.17             --         --         9.6
                       ----------                 ---------
                       14,725,000                 8,373,000

     ----------------------------------------------------------------------------------

     Employee Stock Purchase Plan - The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 7,800,000 shares for issuance under this plan. At December 31, 2001, 4,982,000 cumulative shares have been issued.

     Common Stock Buyback - The Board of Directors has authorized the purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $503,365,000. Through December 31, 2001, a total of 101,102,000 shares at an aggregate cost of $458,440,000 have been purchased and retired. The Company purchased 2,837,000 shares at a cost of $103,349,000 during 2001.

     The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

     Shareholders' Rights Plan - On December 10, 1998, the Company's Board of Directors adopted a new Shareholder Rights Plan to replace the Shareholder Rights Plan originally adopted in 1988, which expired on December 19, 1998. The Company's Shareholder Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent a person or group from acquiring control of the Company without offering a fair price to all shareholders.

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

     Dividends - On May 29, 2001, the Board of Directors declared a cash dividend of $.05 per share on the Company's common stock, which was paid on June 26, 2001, to shareholders of record on June 12, 2001. On December 13, 2001, the Board of Directors declared a cash dividend of $.05 per share on the Company's common stock, which was paid on January 22, 2002, to shareholders of record on January 4, 2002.

     The dividends declared in 2001, 2000, and 1999 were $10,904,000, $8,595,000, and $7,077,000, respectively. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

Note 9 - Employee Benefit Plan:

     The Company has a tax-qualified defined contribution plan (the "Plan"). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $4,377,000, $2,210,000, and $1,774,000 to the Plan in 2001, 2000, and 1999, respectively.

Note 10 - Commitments and Contingencies:

     The Company has entered into various operating leases for facilities, data processing equipment, and software. Some of these leases contain escalation clauses for increased taxes and operating expenses. Rent expense was $13,790,000, $11,822,000, and $11,166,000 in 2001, 2000, and 1999,
     respectively.

     Aggregate noncancellable minimum lease commitments at December 31, 2001 are:

     ---------------------------------------------------------------------------

     2002...............................          $ 8,176,000
     2003...............................            8,110,000
     2004...............................            4,490,000
     2005...............................            1,909,000
     2006...............................            1,568,000
     2007 and thereafter................           10,253,000
                                                  -----------

                                                  $34,506,000

     ---------------------------------------------------------------------------

     In the normal course of business, the Company is party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect upon the Company's financial position or results of operations.

Note 11 - Income Taxes:

     Income taxes from continuing operations consist of the following:

     Year Ended December 31,                   2001           2000          1999
     ------------------------------------------------------------------------------
     Current
      Federal ...........................   $66,926,000   $56,752,000   $42,144,000
      State .............................     2,510,000     3,554,000     3,369,000
                                            -----------   -----------   -----------

                                             69,436,000    60,306,000    45,513,000
                                            -----------   -----------   -----------
     Deferred, including current deferred
      Federal ...........................     3,089,000       783,000    (2,577,000)
      State .............................       855,000      (434,000)     (906,000)
                                            -----------   -----------   -----------

                                              3,944,000       349,000    (3,483,000)
                                            -----------   -----------   -----------
     Total income taxes from continuing
         operations .....................   $73,380,000   $60,655,000   $42,030,000

     ---------------------------------------------------------------------------

     The effective income tax rate from continuing operations differs from the Federal income tax statutory rate due to the following:

     Year Ended December 31,                               2001    2000   1999
     --------------------------------------------------------------------------

     Statutory rate.....................................   35.0%   35.0%  35.0%
     State taxes, net of Federal tax benefit............    1.1     1.2    1.4
     Foreign losses.....................................     .5      .3    1.5
     Other, net.........................................     .4     1.5    0.6
                                                           ----   -----   ----

                                                           37.0%   38.0%  38.5%

     --------------------------------------------------------------------------

     Deferred income taxes for 2001, 2000, and 1999 reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items comprising the deferred income tax provision (benefit) from continuing operations are as follows:

     Year Ended December 31,                            2001          2000          1999
     ---------------------------------------------------------------------------------------
     Difference in financial reporting and income
      tax depreciation methods ...................   $ (517,000)   $(192,000)   $   (62,000)
     Reserves not currently deductible ...........      518,000      488,000        (11,000)
     Capitalized software currently deductible for
      tax purposes, net of amortization ..........     (617,000)    (981,000)      (504,000)
     State deferred income taxes .................      556,000     (283,000)      (589,000)
     Revenue and expense recognized in
      different periods for financial reporting
      and income tax purposes ....................    4,142,000      542,000     (2,064,000)
     Other, net ..................................     (138,000)     775,000       (253,000)
                                                     ----------    ---------    -----------

                                                     $3,944,000    $ 349,000    $(3,483,000)

     ---------------------------------------------------------------------------------------

     The net deferred income tax asset is comprised of the following:

     Year Ended December 31,                             2001               2000
     -------------------------------------------------------------------------------
     Current deferred income taxes:
      Gross assets ............................       $ 4,459,000        $ 9,030,000
      Gross liabilities .......................                --                 --
                                                      -----------        -----------
                                                        4,459,000          9,030,000
                                                      -----------        -----------
     Long-term deferred income taxes:
      Gross assets ............................           220,000             63,000
      Gross liabilities .......................        (3,145,000)        (4,771,000)
                                                      -----------        -----------
                                                       (2,925,000)        (4,708,000)
                                                      -----------        -----------

     Net deferred income tax asset ............       $ 1,534,000        $ 4,322,000

     -------------------------------------------------------------------------------

     The Company did not record any valuation allowance against deferred tax assets at December 31, 2001 and 2000.

     The tax effect of significant temporary differences representing deferred tax assets (liabilities) is as follows:

     Year Ended December 31,                                  2001           2000
     -------------------------------------------------------------------------------

     Difference in financial reporting and income
      tax depreciation methods ........................   $   807,000    $   131,000
     Reserves not currently deductible ................     1,407,000        802,000
     Capitalized software currently deductible for
      tax purposes, net of amortization ...............    (4,666,000)    (5,391,000)
     State deferred income taxes ......................         9,000       (265,000)
     Revenue and expense recognized in
      different periods for financial reporting
      and income tax purposes .........................     3,258,000      8,493,000
     Unrealized holding gain on investments ...........       719,000        552,000
                                                          -----------    -----------

                                                          $ 1,534,000    $ 4,322,000

     -------------------------------------------------------------------------------

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

     The Company evaluates financial performance of its operating segments based on Income from operations. Our operations and organizational structures were realigned in 2001 into separate business units that offer products and services tailored for particular market segments. Our reportable segments are Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. The accounting policies of the reportable segments are the same as those described in Note 1. Financial information for periods prior to 2001 has been restated to conform to current year presentation.

     The following tables highlight certain financial information from continuing operations about each of the Company's segments for the years ended December 31, 2001, 2000, and 1999:

-----------------------------------------------------------------------------------------------------------
                   Private                                          Investments     General
                   Banking    Investment                  Money       In New          And
2001               & Trust     Advisors    Enterprises   Managers   Businesses    Administrative    Total
                   --------   ----------   -----------   --------   -----------   --------------   --------
                                               (In thousands)
-----------------------------------------------------------------------------------------------------------
Revenues           $360,069    $154,988      $64,522     $36,576      $ 41,858                     $658,013
                   --------    --------      -------     -------      --------                     --------

Operating
   income (loss)   $144,225    $ 61,060      $20,003     $ 4,944      $(23,589)     $(23,457)      $183,186
                   --------    --------      -------     -------      --------      --------       --------

Other income,
net                                                                                                $ 15,138
                                                                                                   --------

Income before
   income taxes                                                                                    $198,324
                                                                                                   --------

Depreciation and
   amortization    $ 12,119    $  3,349      $ 1,164     $   977      $  1,362      $    679       $ 19,650
                   --------    --------      -------     -------      --------      --------       --------

Capital
   Expenditures    $ 22,638    $  6,523      $ 3,121     $ 2,099      $  3,621      $  2,340       $ 40,342
                   --------    --------      -------     -------      --------      --------       --------
Total assets       $112,120    $ 41,381      $37,576     $28,059      $ 50,036      $191,744       $460,916
                   --------    --------      -------     -------      --------      --------       --------

                   Private                                          Investments      General
                   Banking    Investment                  Money       In New           And
2000               & Trust     Advisors    Enterprises   Managers   Businesses    Administrative    Total
                   --------   ----------   -----------   --------   -----------   --------------   --------
                                                            (In thousands)
-----------------------------------------------------------------------------------------------------------
Revenues           $338,416    $133,959      $55,034     $32,349     $ 39,048                      $598,806
                   --------    --------      -------     -------     --------                      --------

Operating
   income (loss)   $130,522    $ 44,510      $10,365     $ 2,556     $(23,155)       $(16,839)     $147,959
                   --------    --------      -------     -------     --------        --------      --------

Other income,
Net                                                                                                $ 11,659
                                                                                                   --------

Income before
   income taxes                                                                                    $159,618
                                                                                                   --------

Depreciation and
   amortization    $ 10,807    $  2,970      $ 1,020     $   860     $  1,137        $    511      $ 17,305
                   --------    --------      -------     -------     --------        --------      --------

Capital
   Expenditures    $ 16,462    $  3,809      $ 1,404     $ 1,148     $  2,039        $  2,326      $ 27,188
                   --------    --------      -------     -------     --------        --------      --------

Total Assets       $ 93,510    $ 22,648      $35,178     $23,760     $ 33,418        $167,068      $375,582
                   --------    --------      -------     -------     --------        --------      --------

                   Private                                           Investments      General
                   Banking    Investment                   Money       In New           And
       1999        & Trust     Advisors    Enterprises    Managers   Businesses    Administrative    Total
                   --------   ----------   -----------   ---------   -----------   --------------   --------
                                                            (In thousands)
------------------------------------------------------------------------------------------------------------
Revenues           $294,673    $76,831       $36,749     $22,738      $ 25,201                      $456,192
                   --------    -------       -------     -------      --------                      --------

Operating
   income (loss)   $109,919    $18,120       $ 4,727     $  (557)     $(17,417)      $(12,298)      $102,494
                   --------    -------       -------     -------      --------       --------       --------

Other income,
net                                                                                                 $  6,675
                                                                                                    --------

Income before
   income taxes                                                                                     $109,169
                                                                                                    --------

Depreciation and
   amortization    $ 10,281    $ 2,560       $   911     $   666      $    987       $    388       $ 15,793
                   --------    -------       -------     -------      --------       --------       --------

Capital
   Expenditures    $  9,923    $ 3,028       $ 1,158     $   763      $    977       $  1,405       $ 17,254
                   --------    -------       -------     -------      --------       --------       --------
Total Assets       $ 81,460    $20,860       $18,186     $19,121      $ 31,111       $ 83,041       $253,779
                   --------    -------       -------     -------      --------       --------       --------

------------------------------------------------------------------------------------------------------------

General and Administrative consists of expenses and assets attributable to corporate overhead groups that are not allocated to the operating segments for internal financial reporting purposes. Unallocated assets primarily consist of cash and cash equivalents, deferred tax assets, the investment in LSV, and certain other shared services assets.

     The following table presents the details of other income (expense):

For the Year Ended December 31,         2001            2000           1999
-----------------------------------------------------------------------------
Equity in the earnings of
   unconsolidated affiliate .....   $10,342,000    $ 7,533,000    $ 6,765,000
Interest income .................     6,945,000      6,419,000      2,285,000
Interest expense ................    (2,149,000)    (2,293,000)    (2,375,000)
                                    -----------    -----------    -----------

                                    $15,138,000    $11,659,000    $ 6,675,000
-----------------------------------------------------------------------------

The following table presents revenues by country based on the location of the use of the products or services:

For the Year Ended December 31,        2001           2000           1999
------------------------------------------------------------------------------

United States ..................   $617,108,000    $559,574,000   $429,517,000
International operations .......     40,905,000      39,232,000     26,675,000
                                   ------------    ------------   ------------

                                   $658,013,000    $598,806,000   $456,192,000

     The following table presents assets based on its location:

                                        2001           2000            1999
--------------------------------------------------------------------------------

United States ...................   $418,550,000    $354,695,000    $231,620,000
International operations ........     42,366,000      20,887,000      22,159,000
                                    ------------    ------------    ------------

                                    $460,916,000    $375,582,000    $253,779,000

--------------------------------------------------------------------------------

Note 13 - Related Party Transactions:

          The Company, either by itself or through its wholly owned subsidiaries, is a party to Investment Advisory and Administration Agreements with several regulated investment companies ("RICs"), which are administered by the Company. Shares of the RICs are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, The Company receives a fee for providing investment advisory, administrative, and accounting services to the RICs. The investment advisory and administration fee is a fixed percentage, referred to as basis points, of the average daily net asset value of each RIC, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $299,108,000, $246,308,000, and $196,608,000 in 2001, 2000, and 1999,
          respectively. The Company is also a party to Distribution Agreements with several RICs, which are advised and/or administered by the Company. The Company receives a fee from the RICs for providing distribution services pursuant to the provisions of various Rule 12b-1 Plans adopted by the RICs. These distribution fees totaled $49,209,000, $41,129,000, and $25,883,000 in 2001, 2000, and 1999,
          respectively.

Note 14 - Quarterly Financial Data (Unaudited):

                                                     For the Three Months Ended
                                       ---------------------------------------------------------
2001                                     March 31        June 30       Sept. 30       Dec. 31
------------------------------------------------------------------------------------------------
Revenues ...........................   $161,301,000   $168,480,000   $163,403,000   $164,829,000
Income before income taxes .........   $ 45,570,000   $ 49,471,000   $ 50,621,000   $ 52,662,000
Net income .........................   $ 28,709,000   $ 31,167,000   $ 31,891,000   $ 33,177,000
Basic earnings per common share ....   $        .26   $        .29   $        .29   $        .31
Diluted earnings per common share ..   $        .25   $        .27   $        .28   $        .29

------------------------------------------------------------------------------------------------

                                                     For the Three Months Ended
                                       ---------------------------------------------------------
2000                                     March 31       June 30       Sept. 30       Dec. 31
------------------------------------------------------------------------------------------------
Revenues ...........................   $138,746,000   $146,440,000   $155,628,000   $157,992,000
Income before income taxes .........   $ 32,691,000   $ 36,496,000   $ 44,324,000   $ 46,107,000
Net income .........................   $ 20,269,000   $ 22,627,000   $ 27,481,000   $ 28,586,000
Basic earnings per common share ....   $        .19   $        .21   $        .26   $        .27
Diluted earnings per common share ..   $        .18   $        .20   $        .24   $        .25

------------------------------------------------------------------------------------------------

A portion of the Company's total personnel costs are paid in the form of incentive and sales compensation tied to performance objectives. Performance objectives, which may include financial and non-financial goals, are established each year at the Company and business unit levels. Incentive and sales compensation costs are charged to expense throughout the year based on estimates of annual performance and adjusted in the fourth quarter after the actual achievement of performance objectives are determined.

                    SEI INVESTMENTS COMPANY AND SUBSIDIARIES
                    ----------------------------------------
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
        -----------------------------------------------------------------

                                                           Additions
                                                     ---------------------
                                        Balance at   Charged to   Charged                    Balance
                                         Beginning   Costs and    to Other                   at End
         Description                      of Year     Expenses    Accounts   (Deductions)    of Year
------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 1999:

    Allowance for doubtful accounts     $1,200,000    $500,000      $--           $--       $1,700,000
                                        ==========    ========      ===           ===       ==========
For the Year Ended December 31, 2000:

    Allowance for doubtful accounts     $1,700,000    $     --      $--           $--       $1,700,000
                                        ==========    ========      ===           ===       ==========

For the Year Ended December 31, 2001:

    Allowance for doubtful accounts     $1,700,000    $     --      $--           $--       $1,700,000
                                        ==========    ========      ===           ===       ==========

Item 9. Changes in and disagreements with Accountants on Accounting and
        ----------------------------------------------------------------
        Financial Disclosure.
        --------------------

None.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

The information required by this item concerning directors is hereby incorporated by reference to the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2002 Proxy Statement").

The executive officers of the Company are as follows:

ALFRED P. WEST, JR., 59, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.

CARMEN V. ROMEO, 58, has been an Executive Vice President since December 1985. Mr. Romeo has been a Director since June 1979. Mr. Romeo was Treasurer and Chief Financial Officer from June 1979 to September 1996.

CARL A. GUARINO, 44, has been an Executive Vice President since March 2000 and a Senior Vice President since April 1988, and was General Counsel from April 1988 to January 1994.

EDWARD D. LOUGHLIN, 51, has been an Executive Vice President since January 1994 and a Senior Vice President since January 1988.

DENNIS J. MCGONIGLE, 41, has been an Executive Vice President since July 1996. Mr. McGonigle has been a Senior Vice President since January 1994 and a Vice President since January 1991.

WAYNE M. WITHROW, 46, has been an Executive Vice President and Chief Information Officer since March 2000. Mr. Withrow has been a Senior Vice President since January 1994.

KEVIN P. ROBINS, 40, has been a Senior Vice President since January 1994 and a Vice President since January 1992. Mr. Robins was General Counsel from January 1994 to March 2000.

TODD B. CIPPERMAN, 36, has been a Senior Vice President and General Counsel since March 2000 and a Vice President since May 1995.

KATHY HEILIG, 43, has been Chief Accounting Officer and Controller since May 1999 and a Vice President since 1991.

MARK SAMUELS, 54, has been a Senior Vice President since 1995.

ROBERT F. CRUDUP, 54, has been a Senior Vice President since 1995 and an Executive Vice President since June 1998.

JUDITH E. TSCHIRGI, 47, has been a Senior Vice President since January 2001.

JOE P. UJOBAI, 40, has been a Senior Vice President since 1995.

MARK NAGLE, 42, has been a Senior Vice President since January 2001 and a Vice President since 1995.

KENNETH G. ZIMMER, 45, has been a Senior Vice President since 1990.

Item 11. Executive Compensation.
         ----------------------

The information called for in this item is hereby incorporated by reference to the 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The information called for in this item is hereby incorporated by reference to the 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

The information called for in this item is hereby incorporated by reference to the 2002 Proxy Statement.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------

(a)  1 and 2.     Financial Statements and Financial Statement Schedules.  The following is a list of the Consolidated
                  ------------------------------------------------------
                  Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

                  Report of Independent Public Accountants
                  Consolidated Balance Sheets -- December 31, 2001 and 2000
                  Consolidated Statements of Operations -- For the years ended
                      December 31, 2001, 2000, and 1999
                  Consolidated Statements of Shareholders' Equity -- For the
                      years ended December 31, 2001, 2000, and 1999
                  Consolidated Statements of Cash Flows -- For the years ended
                      December 31, 2001, 2000, and 1999
                  Notes to Consolidated Financial Statements
                  Schedule II -- Valuation and Qualifying Accounts

                  All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial
                  Statements or notes thereto.

           3.     Exhibits, Including Those Incorporated by Reference.  The exhibits to this Report are listed on the
                  ---------------------------------------------------
                  accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form
                  10-K.

(b)               Reports on Form 8-K.  No reports on Form 8-K were filed by the Company during the quarter ended December
                  -------------------
                  31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SEI INVESTMENTS COMPANY


Date  March 28, 2002                          By  /s/ Kathy Heilig
      --------------                          ----------------------------------
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


Date  March 28, 2002                          By  /s/ Alfred P. West, Jr.
      --------------                          ----------------------------------
                                                  Alfred P. West, Jr.
                                                  Chairman of the Board,
                                                  Chief Executive Officer,
                                                  and Director


Date  March 28, 2002                          By  /s/Carmen V. Romeo
      --------------                          ----------------------------------
                                                  Carmen V. Romeo
                                                  Executive Vice President and
                                                  Director


Date  March 28, 2002                          By  /s/ Richard B. Lieb
      --------------                          ----------------------------------
                                                  Richard B. Lieb
                                                  Executive Vice President and
                                                  Director


Date  March 28, 2002                          By  /s/ Henry H. Greer
      --------------                          ----------------------------------
                                                  Henry H. Greer
                                                  Director


Date  March 28, 2002                          By  /s/ William M. Doran
      --------------                          ----------------------------------
                                                  William M. Doran
                                                  Director


Date  March 28, 2002                          By  /s/ Henry H. Porter, Jr.
      --------------                          ----------------------------------
                                                  Henry H. Porter, Jr.
                                                  Director


Date  March 28, 2002                          By  /s/ Kathryn M. McCarthy
      --------------                          ----------------------------------
                                                  Kathryn M. McCarthy
                                                  Director


Date  March 28, 2002                          By  /s/ Sarah Blumenstein
      --------------                          ----------------------------------
                                                  Sarah Blumenstein
                                                  Director

                                  EXHIBIT INDEX
                                  -------------

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1 Articles of Incorporation of the Registrant as amended on January 21, 1983. (Incorporated by reference to exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982.)
3.1.2 Amendment to Articles of Incorporation of the Registrant, dated May 21, 1992. (Incorporated by reference to exhibit 3.1.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)
3.1.3 Amendment to Articles of Incorporation of the Registrant, dated May 26, 1994. (Incorporated by reference to exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)
3.1.4 Amendment to Articles of Incorporation of the Registrant, dated November 21, 1996. (Incorporated by reference to exhibit 3.1.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
3.1.5 Amendment to Articles of Incorporation of the Registrant, dated February 14, 2001. (Incorporated by reference to exhibit 3.1.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
3.2 By-Laws. (Incorporated by reference to exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.)
3.2.1 Amendment to By-Laws, dated December 19, 1988. (Incorporated by reference to exhibit 3.2.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)
3.2.2 Amendment to By-Laws, dated July 12, 1990. (Incorporated by reference to exhibit 3.2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.)
4.1 Form of Certificate for Shares of Common Stock. (Incorporated by reference to exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)
4.2 Rights Agreement dated December 10, 1998. (Incorporated by reference to exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

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

          (Incorporated by reference to exhibit 10.14.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.14.10 Eleventh Modification Agreement to the Credit Agreement, dated October 1, 1996, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.14.11 Release and Modification Agreement to the Credit Agreement, dated February 20, 1997, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.14.12 Thirteenth Modification Agreement to the Credit Agreement, dated May 30, 1997, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
10.14.13 Fourteenth Modification Agreement to the Credit Agreement, dated December 31, 1997, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
10.14.14 Fifteenth Modification Agreement to the Credit Agreement, dated March 31, 1998, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
10.14.15 Sixteenth Modification Agreement to the Credit Agreement, dated May 29, 1998, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
10.14.16 Seventeenth Modification Agreement to the Credit Agreement, dated September 29, 1998, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
10.14.17 Eighteenth Modification Agreement to the Credit Agreement, dated November 18, 1999, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
10.14.18 Nineteenth Modification Agreement to the Credit Agreement, dated December 30, 1999, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
10.14.19 Twentieth Modification Agreement to the Credit Agreement, dated December 30, 2000, between PNC Bank, National Association, successor by merger to Provident National Bank, and the Registrant. (Incorporated by reference to exhibit 10.14.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.15 Pledge Agreement, dated May 31, 1992, between Provident National Bank and the Registrant. (Incorporated by reference to exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)
10.16 Master Lease Agreement, dated December 29, 1989, between Varilease Corporation and the Registrant, as amended. (Incorporated by reference to exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)
10.17 Note Purchase Agreement, dated as of February 24, 1997, with respect to the issuance by the Registrant of $20,000,000 7.20% Senior Notes, Series A, due February 24, 2007, and $15,000,000 7.27% Senior Notes, Series B, due February 24, 2012. (Incorporated by reference to exhibit
          10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.17.1 First Amendment, dated December 15, 1998, to Note Purchase Agreement, dated February 24, 1997. (Incorporated by reference to exhibit 10.17.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
10.18* Term Loan Agreement, dated June 26, 2001 between Firstar Bank, National Association and the registrant.
10.19* Credit Agreement, dated June 26, 2001 between PNC Bank, National Association and the registrant.
21*       Subsidiaries of the Registrant. (Page 110)
23*       Consent of Independent Public Accountants. (Page 113)

99.1      * Miscellaneous exhibits. (Page 115)
99.2      * Miscellaneous exhibits. (Page 117)

* Filed herewith as an exhibit to this Form 10-K.