Form 10-Q
period 2002-03-31
SEI CORP
filed 2002-05-14
CIK 350894

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)*
 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934 for the quarterly period ended March 31, 2002 or
                                           --------------
___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                                     0-10200
-------------------------------------------------------------------------------
                            (Commission File Number)

                             SEI INVESTMENTS COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Pennsylvania                                  23-1707341
-----------------------------------------           ---------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                       -
*APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes__ No __

*APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 109,714,895 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Consolidated Financial Statements
-------  ---------------------------------

                           Consolidated Balance Sheets
                           ---------------------------
                                 (In thousands)

                                                      March 31, 2002    December 31, 2001
                                                      --------------    ------------------
                                                        (unaudited)
Assets
------
Current Assets:

Cash and cash equivalents                                 $ 176,504          $ 163,685
Restricted cash                                              10,000             10,000
Receivables from regulated investment companies              24,236             25,550
Receivables, net of allowance for doubtful
    accounts of $1,700                                       63,108             56,327
Deferred income taxes                                         3,864              4,459
Prepaid expenses and other current assets                     7,156              6,121
                                                          ---------           --------

         Total Current Assets                               284,868            266,142
                                                            -------            -------

Property and Equipment, net of accumulated
    depreciation and amortization of $99,080
    and $95,104                                             101,409             95,804
                                                           --------           --------

Capitalized Software, net of accumulated
    amortization of $13,902 and $13,469                      10,622             11,055
                                                           --------           --------

Investments Available for Sale                               68,250             66,332
                                                           --------           --------

Other Assets, net                                            24,111             21,583
                                                           --------           --------

         Total Assets                                     $ 489,260          $ 460,916
                                                            =======            =======

   The accompanying notes are an integral part of these consolidated financial statements.

                           Consolidated Balance Sheets
                           ---------------------------
                        (In thousands, except par value)

                                                            March 31, 2002    December 31, 2001
                                                            --------------    -----------------
                                                             (unaudited)

Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:

Current portion of long-term debt                               $  9,556            $  7,556
Accounts payable                                                   3,779               4,977
Accrued expenses                                                 117,259             128,408
Deferred revenue                                                   2,636               3,402
                                                                --------            --------

         Total Current Liabilities                               133,230             144,343
                                                                --------             -------


Long-term Debt                                                    37,667              43,055
                                                                --------            --------

Deferred Income Taxes                                              2,860               2,925
                                                                --------            --------


Shareholders' Equity:

Common stock, $.01 par value, 750,000 shares
   authorized; 109,715 and 109,180 shares issued
   and outstanding                                                 1,097               1,092
Capital in excess of par value                                   197,268             186,390
Retained earnings                                                118,929              85,085
Accumulated other comprehensive losses                            (1,791)             (1,974)
                                                                --------            --------

         Total Shareholders' Equity                              315,503             270,593
                                                                --------            --------

         Total Liabilities and Shareholders' Equity             $489,260            $460,916
                                                                 =======            ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        Consolidated Statements of Income
                        ---------------------------------
                                   (unaudited)
                      (In thousands, except per share data)

                                                               Three Months
                                                         -----------------------
                                                              Ended March 31,
                                                         -----------------------
                                                           2002         2001
                                                           ----         ----

Revenues                                                 $159,215     $161,301

Expenses:
   Operating and development                               68,736       76,029
   Sales and marketing                                     34,148       38,256
   General and administrative                               5,709        5,383
                                                         --------     --------

Income from operations                                     50,622       41,633

Equity in the earnings of unconsolidated affiliate          2,679        2,238
Interest income                                             1,150        2,249
Interest expense                                             (481)        (550)
                                                         --------     --------

Income before income taxes                                 53,970       45,570
Income taxes                                               19,969       16,861
                                                         --------      -------

Net income                                                 34,001       28,709
                                                         --------      -------

Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments                (381)        (232)
     Unrealized holding gain on investments,
         net of income tax benefit of $166 and $123           564          210
                                                         --------     --------

Other comprehensive income (loss)                             183          (22)
                                                         --------     --------

Comprehensive income                                     $ 34,184     $ 28,687
                                                         ========     ========


Basic earnings per common share                          $    .31     $    .26
                                                         ========     ========


Diluted earnings per common share                        $    .30     $    .25
                                                         ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (unaudited)
                                 (In thousands)

                                                                                          Three Months
                                                                                ---------------------------------
                                                                                         Ended March 31,
                                                                                ---------------------------------
                                                                                   2002                  2001
                                                                                   ----                  ----
Cash flows from operating activities:
Net income                                                                      $   34,001             $   28,709
Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                                  4,433                  4,735
      Equity in the earnings of unconsolidated affiliate                              (334)                  (102)
      Tax benefit on stock options exercised                                         6,771                 13,809
      Other                                                                         (3,036)                 1,114
      Change in current assets and liabilities:
         Decrease (increase) in
            Receivables from regulated investment companies                          1,314                   (496)
            Receivables                                                             (6,781)                (7,038)
            Prepaid expenses and other current assets                               (1,035)                  (771)
         Increase (decrease) in
            Accounts payable                                                        (1,198)                  (728)
            Accrued expenses                                                        (5,689)               (15,782)
            Deferred revenue                                                          (766)                (4,521)
                                                                                ----------             ----------
         Net cash provided by operating activities                                  27,680                 18,929
                                                                                ----------             ----------

Cash flows from investing activities:
      Additions to property and equipment                                           (9,601)                (8,915)
      Purchase of investments available for sale                                    (6,564)               (11,794)
      Sale of investments available for sale                                         6,065                  1,130
      Other                                                                            132                 (1,421)
                                                                                ----------             ----------
         Net cash used in investing activities                                      (9,968)               (21,000)
                                                                                ----------             ----------

Cash flows from financing activities:
      Payment on long-term debt                                                     (3,388)                (2,000)
      Purchase and retirement of common stock                                         (164)               (46,249)
      Proceeds from issuance of common stock                                         4,119                  7,261
      Payment of dividends                                                          (5,460)                (4,347)
                                                                                ----------             ----------
         Net cash used in financing activities                                      (4,893)               (45,335)
                                                                                ----------             ----------

Net increase (decrease) in cash and cash equivalents                                12,819                (47,406)

Cash and cash equivalents, beginning of period                                     163,685                147,676
                                                                                ----------             ----------

Cash and cash equivalents, end of period                                        $  176,504             $  100,270
                                                                                ==========             ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
              (all figures are in thousands except per share data)

Note 1.       Summary of Significant Accounting Policies
              ------------------------------------------

              Nature of Operations
              --------------------
              SEI Investments Company (the "Company") is organized around its five primary target markets: Private Banking & Trust, Investment Advisors, Enterprises, Money Mangers, and Investments in New Businesses. Private Banking & Trust provides investment processing solutions, fund processing solutions and investment management programs to banks and private trust companies. Investment Advisors provides investment management programs and investment processing solutions to affluent investors through a network of financial intermediaries, independent investment advisors and other investment professionals. Enterprises provide retirement and treasury business solutions for corporations, unions, foundations and endowments, and other institutional investors. Money Managers provides investment solutions to U.S. investment managers, mutual fund companies and alternative investment managers worldwide. Investments in New Businesses include the Company's global asset management businesses as well as initiatives into new U.S. markets.

              Summary Financial Information and Results of Operations
              -------------------------------------------------------
              In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

              Interim Financial Information
              -----------------------------
              While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company's latest annual report on Form 10-K.

              Principles of Consolidation
              ---------------------------
              The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company's principal subsidiaries are SEI Investments Distribution Company (SIDCO), SEI Investments Management Corporation (SIMC), and SEI Private Trust Company (SPTC). All intercompany accounts and transactions have been eliminated. Investment in unconsolidated affiliate is accounted for using the equity method due to the Company's less than 50 percent ownership. The Company's portion of the affiliate's operating results is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income (See Note 6).

              Property and Equipment
              ----------------------
              Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                          Estimated
                                                                                        Useful Lives
                                                March 31, 2002     December 31, 2001     (In Years)
                                                --------------     -----------------     ----------
            Equipment                              $ 76,643            $ 74,809             3 to 5
            Buildings                                44,981              44,981           25 to 39
            Land                                      9,345               9,345                N/A
            Purchased software                       19,937              18,952                  3
            Furniture and fixtures                   14,946              14,748             3 to 5
            Leasehold improvements                    7,489               7,492         Lease Term
            Construction in progress                 27,148              20,581                N/A
                                                   --------            --------

                                                    200,489             190,908
            Less:  Accumulated depreciation
                      and amortization              (99,080)            (95,104)
                                                   --------            --------

            Property and Equipment, net            $101,409            $ 95,804
                                                   ========            ========

              Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

              Capitalized Software
              --------------------
              The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 6.4 years.

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

                                                                 For the Three month period ended
                                                                          March 31, 2002
                                                      --------------------------------------------------
                                                          Income             Shares           Per Share
                                                       (Numerator)       (Denominator)          Amount
                                                        ---------         -----------         ---------
             Basic earnings per common share              $34,001            109,396          $.31
                                                                                               ===

             Dilutive effect of stock options                  --              5,588
                                                          -------            -------

             Diluted earnings per common share            $34,001            114,984          $.30
                                                          =======            =======           ===

                                                                 For the Three month period ended
                                                                          March 31, 2001
                                                      -------------------------------------------------
                                                          Income            Shares           Per Share
                                                       (Numerator)      (Denominator)          Amount
                                                        ---------        -----------         ---------
             Basic earnings per common share              $28,709            108,600          $.26
                                                                                               ===

             Dilutive effect of stock options                  --              7,218
                                                          -------            -------

             Diluted earnings per common share            $28,709             115,818          $.25
                                                          =======             =======           ===

          Options to purchase 2,715 and 1,249 shares of common stock, with an average exercise price of $46.09 and $50.00, were outstanding during the first quarter of 2002 and 2001, respectively, but were excluded from the diluted earnings per common share calculation because the options' exercise prices were greater than the average market price of the Company's common stock.

          Statements of Cash Flows
          ------------------------
          For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

          Supplemental disclosures of cash paid/received during the three months ended March 31 is as follows:

                                                      2002            2001
                                                      ----            ----

          Interest paid                              $   989         $ 1,061
          Interest and dividends received            $ 1,244         $ 2,508
          Income taxes paid                          $    56              --

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

Note 2.   Comprehensive Income - The Company computes comprehensive income in
          --------------------
          accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income includes net income, foreign currency translation adjustments, and unrealized holding gains and losses and is presented on the accompanying Consolidated Statements of Income. Accumulated other comprehensive losses on the Consolidated Balance Sheets is the change from December 31, 2001 to March 31, 2002 as follows:

                                                     Foreign           Unrealized          Accumulated
                                                     Currency           Holding               Other
                                                   Translation        Gains(Losses)       Comprehensive
                                                   Adjustments       on Investments          Losses
                                                   -----------       --------------       -------------
          Beginning balance (Dec 31, 2001)         $      (978)      $         (996)      $      (1,974)
          Current period change                           (381)                 564                 183
                                                   -----------       --------------       -------------

          Ending Balance (March 31, 2002)          $    (1,359)      $         (432)      $      (1,791)
                                                   ===========       ==============       =============

Note 3.   Receivables - Receivables on the accompanying Consolidated Balance
          -----------
          Sheets consist of the following:

                                                  March 31, 2002       December 31, 2001
                                                  --------------       -----------------
          Trade receivables                             $ 25,428                $ 26,415
          Fees earned, not received                        1,369                   2,527
          Fees earned, not billed                         38,011                  29,085
                                                        --------                --------

                                                          64,808                  58,027
          Less: Allowance for doubtful accounts           (1,700)                 (1,700)
                                                        --------                --------

                                                        $ 63,108                $ 56,327
                                                        ========                ========

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

          Investments available for sale at March 31, 2002 had an aggregate cost of $67,316 and an aggregate market value of $68,250 with gross unrealized holding gains of $934. At that date, the net unrealized holding gains of $432 (net of income tax expense of $502) were reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.

          Investments available for sale at December 31, 2001 had an aggregate cost of $67,996 and an aggregate market value of $66,332 with gross unrealized holding losses of $1,664. At that date, the net unrealized holding losses of $996 (net of income tax benefit of $668) were reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.

Note 5.   Derivative Instruments and Hedging Activities - The Company is exposed
          ---------------------------------------------
          to market risk associated with its designated Investments available for sale. To provide some protection against potential market fluctuations associated with its investments available for sale the Company has entered into various derivative financial transactions in the form of futures and equity contracts (i.e. derivatives).

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

          At March 31, 2002, operating and development expenses on the accompanying Consolidated Statements of Operations include a net gain of $351 from hedge ineffectiveness.

              The Company currently holds futures contracts with a notional amount of $10,411 with a financial institution for various terms. The Company also currently holds equity derivatives with a notional amount of $20,304 with a financial institution with various terms. During the period ending March 31, 2002, the Company did not enter into or hold derivative financial instruments for trading purposes.

Note 6.       Other Assets - Other assets on the accompanying Consolidated
              ------------
              Balance Sheets consist of the following:

                                                         March 31, 2002     December 31,2001
                                                         --------------     ----------------
              Investment in unconsolidated affiliate         $ 6,367             $ 6,033
              Other, net                                      17,744              15,550
                                                             -------             -------

              Other assets                                   $24,111             $21,583
                                                             =======             =======

              Other, net consists of long-term prepaid expenses, deposits and other investments carried at cost.

              Investment in Unconsolidated Affiliate - LSV Asset Management
              --------------------------------------
              ("LSV") is a partnership formed between the Company and several leading academics in the field of finance. LSV is a registered investment advisor, which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds. The Company's interest in LSV was approximately 44 percent for the first quarter of 2002 and 45 percent for the first quarter of 2001. LSV is accounted for using the equity method of accounting due to the Company's less than 50 percent ownership. The Company's portion of LSV's net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income.

              The following table contains the condensed statements of income of LSV for the three months ended March 31:

                                                       2002              2001
                                                       ----              ----

              Revenues                                $8,591            $6,952
                                                       =====             =====

              Net income                              $6,111            $5,028
                                                       =====             =====


              The following table contains the condensed balance sheets of LSV:

                                            March 31, 2002     December 31, 2001
                                            --------------     -----------------

              Current assets                     $13,788             $13,394
              Non-current assets                      79                  89
                                                  ------              ------

              Total assets                       $13,867             $13,483
                                                  ======              ======

              Current liabilities                $ 1,081             $ 1,686
              Partners' capital                   12,786              11,797
                                                  ------              ------
              Total liabilities and
                 partners' capital               $13,867             $13,483
                                                  ======              ======

Note 7.       Accrued Expenses - Accrued expenses on the accompanying
              ----------------
              ConsolidatedBalance Sheets consist of the following:

                                                   March 31, 2002     December 31, 2001
                                                   --------------     -----------------
              Accrued compensation                      $ 23,935             $ 39,542
              Accrued income taxes                        18,615                5,871
              Accrued proprietary fund services           12,072               12,463
              Accrued brokerage services                   7,708                8,456
              Accrued consulting services                  6,830                6,980
              Other accrued expenses                      48,099               55,096
                                                          ------              -------

              Total accrued expenses                    $117,259             $128,408
                                                         =======              =======

Note 8.       Line of Credit - The Company has a line of credit agreement with a
              --------------
              principle lending institution. The Agreement provides for borrowings of up to $25,000 and expires on December 19, 2002, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or one and one-quarter percent above the London Interbank Offer Rate (LIBOR). The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments.

Note 9.       Long-term Debt - On February 24, 1997, the Company signed a Note
              --------------
              Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20% Senior Notes, Series A, and $15,000 of 7.27% Senior Notes, Series B, (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company's line of credit at that date. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets.

              Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $2,000 in February 2002. The current portion of the Notes amounted to $4,000 at March 31, 2002.

              On June 26, 2001 the Company entered into a loan agreement (the "Agreement") with a separate lending institution. The agreement provides for borrowing up to $25,000 in the form of a term loan, and expires on March 31, 2006 and is payable in seventeen equal quarterly installments. The term loan, when utilized, accrues interest at the Prime rate or one and thirty-five hundredths of one percent above the London Interbank Offer Rate (LIBOR). The Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. None of these covenants negatively affect the Company's liquidity or capital resources. On August 2, 2001, the Company borrowed $25,000 on this term loan. The loan was necessary to support capital improvement projects for our corporate campus and other business purposes. The Company made its scheduled payment of $1,388 in March 2002. The current portion of the notes amounted to $5,556 at March 31, 2002. The Company was in compliance with all covenants during the first quarter of 2002.


Note 10.      Common Stock Buyback - The Board of Directors has authorized the
              --------------------
              purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $503,365. Through March 31, 2002, a total of 101,106 shares at an aggregate cost of $458,604 have been purchased and retired. The Company purchased four thousand shares at a total cost of $164 during the three month period ended March 31, 2002.

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

              The following tables highlight certain unaudited financial information about each of the Company's segments for the three months ended March 31, 2002 and 2001.

                               Private                                            Investments         General
                               Banking   Investment                     Money        In New             And
                               & Trust    Advisors     Enterprises     Managers    Businesses      Administrative     Total
                               -------    --------     -----------     --------    ----------      --------------     -----

                                                For the Three-Month Period Ended March 31, 2002

                             -------------------------------------------------------------------------------------------------
       Revenues                 $82,958    $38,891      $14,732       $ 10,797     $ 11,837                         $159,215
                                -------    -------      -------       --------     --------                         --------

       Operating
          income (loss)         $33,825    $17,983      $ 5,388       $  2,424     $ (3,289)         $(5,709)       $ 50,622
                                -------    -------      -------       --------     --------          -------

       Other income,
          net                                                                                                       $  3,348
                                                                                                                    --------

       Income before
          income taxes                                                                                              $ 53,970
                                                                                                                    --------

       Depreciation and
          amortization          $ 2,747    $   738      $   261       $    243     $    309          $   135        $  4,433
                                -------    -------      -------       --------     --------          -------        --------

       Capital
          expenditures          $ 5,055    $ 1,802      $   862       $    593     $    642          $   647        $  9,601
                                -------    -------      -------       --------     --------          -------        --------

                               Private                                            Investments         General
                               Banking   Investment                     Money        In New             And
                               & Trust    Advisors     Enterprises     Managers    Businesses      Administrative     Total
                               -------    --------     -----------     --------    ----------      --------------     -----

                                                For the Three-Month Period Ended March 31, 2001

                             -------------------------------------------------------------------------------------------------
       Revenues                 $89,422    $38,079      $15,908       $  7,764      $10,128                         $161,301
                                -------    -------      -------       --------      -------                         --------

       Operating
          income (loss)         $33,670    $14,722      $ 4,138       $   (123)     $(5,391)         $(5,383)       $ 41,633
                                -------    -------      -------       --------      -------          -------

       Other income,
          net                                                                                                       $  3,937
                                                                                                                    --------

       Income before
          income taxes                                                                                              $ 45,570
                                                                                                                    --------

       Depreciation and
          amortization          $ 3,027    $   749      $   218       $    256     $    320          $   165        $  4,735
                                -------    -------      -------       --------     --------          -------        --------

       Capital
          expenditures          $ 6,787    $   764      $   280       $    275     $    290          $   519        $  8,915
                                -------    -------      -------       --------     --------          -------        --------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         -------------
            (In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at March 31, 2002 and 2001, the consolidated results of operations for the three months ended March 31, 2002 and 2001 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements. Financial information on each of these segments is reflected in Note 11 of the Notes to Consolidated Financial Statements.

Results of Operations
---------------------

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

Consolidated Overview

Our operations and organizational structures were realigned in 2001 into business units that offer products and services tailored for particular market segments. Our reportable segments are Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. The accounting policies of our business segments are the same as those used in preparation of the consolidated financial statements. Management evaluates financial performance of its operating segments based on Income from operations. Financial information for the period ending March 31, 2001 has been restated to conform to current year presentation.

Revenue and Income from operations by segment for the three months ended March 31, 2002 and 2001 are as follows:

                                      For the three month period ended March 31,
                                      ------------------------------------------
                                                                         Percent
                                            2002          2001            Change
                                            ----          ----            ------
     Private Banking and Trust:
        Revenues                          $ 82,958      $ 89,422            (7%)
        Income from operations              33,825        33,670            --

     Investment Advisors:
        Revenues                            38,891        38,079             2%
        Income from operations              17,983        14,722            22%

     Enterprises:
        Revenues                            14,732        15,908            (7%)
        Income from operations               5,388         4,138            30%

     Money Managers:
        Revenues                            10,797         7,764            39%
        Income (loss) from operations        2,424          (123)        2,071%

     Investments in New Businesses:
        Revenues                            11,837        10,128            17%
        Loss from operations                (3,289)       (5,391)           39%

     General and Administrative:
        Loss from operations                (5,709)       (5,383)            6%

     Consolidated Segment Totals:
        Revenues                          $159,215      $161,301            (1%)
        Income from operations            $ 50,622      $ 41,633            22%

Revenues in the first quarter 2002 were primarily affected by the loss of several significant clients during the latter part of 2001 in our fund processing business. Also, economic uncertainty during the past year has slowed many purchase decisions in most of our target markets.

Operating income improved $9.0 million, or 22 percent, over the first quarter 2001 primarily due to cost controls including prioritizing our investments in the future. Our investment focus centers around building outsource business solutions for our target markets aimed at improving our client's business. We also continue to concentrate on process improvement and creating additional efficiencies in our operations.

We believe the market acceptance of our business solutions, our operational leverage, and our portfolio of businesses will support sustainable growth in future revenues and profits. In addition, we will continue to invest in the development of new products and services to expand our client base. However, any expected growth in revenues and earnings may be negated by continued volatility in the capital markets, delays in client decision- making, and mergers and acquisitions within the banking industry that could result in the loss of clients.

Asset Balances
(In millions)
                                                             As of March 31,    PERCENT
                                                             ---------------
                                                            2002        2001    CHANGE
                                                            ----        ----    ------
Assets invested in equity and fixed income programs     $  58,846    $ 51,384     15%
Assets invested in liquidity funds                         20,116      26,691    (25%)
                                                        ---------    --------
   Assets under management                                 78,962      78,075      1%

Client proprietary assets under administration            177,965     192,218     (7%)
                                                        ---------    --------
   Assets under management and administration           $ 256,927    $270,293     (5%)
                                                        =========    ========

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

Private Banking and Trust
-------------------------

Private Banking and Trust provides investment processing solutions, fund processing solutions, and investment management programs to banks and private trust companies. Investment processing solutions primarily include outsourcing services provided through our TRUST 3000 product line. TRUST 3000 includes many integrated products and sub-systems that provide a complete investment accounting and management information system for trust institutions. Investment processing fees are primarily earned from monthly processing, and software servicing and project fees associated with the conversion of new and merging clients.

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

                                             Three Months Ended
                                  Mar. 31,         Mar. 31,        Percent
                                    2002             2001          Change
                                    ----             ----          ------
Revenues:
Investment processing fees           $56,399          $56,216        --
Fund processing fees                  15,593           22,162       (30%)
Investment management fees            10,966           11,044        (1%)
                                     -------          -------
     Total revenues                   82,958           89,422        (7%)

Expenses:
Operating and development             38,424           43,943       (13%)
Sales and marketing                   10,709           11,809        (9%)
                                     -------          -------

     Total operating profits         $33,825          $33,670        --
                                     =======          =======

     Profit margin                        41%              38%

Percent of Revenue:
Operating and development                 46%              49%
Sales and marketing                       13%              13%

Investment processing fees remained flat in the first quarter 2002, as compared to the corresponding prior year period, primarily due to a shift in revenues from one-time implementation fees to recurring processing fees. The increase in recurring processing fees in the first quarter 2002 was largely due to certain clients that were involved in mergers becoming fully implemented during 2001.

Fund processing fees decreased in the first quarter of 2002, as compared to the first quarter 2001, mainly due to the loss of several significant clients during the latter part of 2001. The loss of these clients resulted in a decrease in assets under administration of approximately $39 billion, as compared to the first quarter 2001.

Operating profits remained relatively flat whereas profit margin increased due our business model that seeks economies of scale and operational efficiencies. In addition, profit margins in the first quarter 2002 were affected by the revenue losses mentioned above, net of the decrease in direct expenses associated with these clients.

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

                                           Three Months Ended
                                   Mar. 31,     Mar. 31,     Percent
                                     2002         2001       Change
                                     ----         ----       ------
Total Revenues                      $38,891       $38,079        2%

Expenses:
Operating and development            10,275        11,252       (9%)
Sales and marketing                  10,633        12,105      (12%)
                                    -------       -------

     Total operating profits        $17,983       $14,722       22%
                                    =======       =======

     Profit margin                       46%           39%      --

Percent of Revenue:
Operating and development                27%           29%
Sales and marketing                      27%           32%

The increase in revenues over the prior year period was primarily due to growth in assets under management as a result of new business. We established approximately 180 new registered investment advisor relationships during the first quarter 2002, bringing our total network to approximately 8,900 advisors. Revenues were also affected by movements in the capital markets.

Operating profits and profit margin improvement was primarily due to the increase in revenue and the management of discretionary expenses, mainly technology and marketing. Operating income and margins also were affected by our ability to utilize many shared resources across a larger revenue base, thereby creating efficiencies in our operations.

We believe future growth and success of this business is dependent upon continued acceptance of our investment management products and services. However, continued volatility in the capital markets could negatively affect future revenues and profits.

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

                                               Three Months Ended
                                     Mar. 31,        Mar. 31,          Percent
                                       2002            2001            Change
                                       ----            ----            ------

Total Revenues                         $14,732         $15,908          (7%)

Expenses:
Operating and development                4,618           5,453         (15%)
Sales and marketing                      4,726           6,317         (25%)
                                       -------         -------

     Total operating profits           $ 5,388         $ 4,138          30%
                                       =======         =======

     Profit margin                          37%             26%         --

Percent of Revenue:
Operating and development                   31%             34%
Sales and marketing                         32%             40%

Revenues from our Retirement Solutions business were affected by the loss of two clients during the fourth quarter of 2001. However, these losses were offset by an increase in funding to new clients. We established fourteen new client relationships during the first quarter 2002. In our Treasury Solutions business, revenues were affected by a decrease in assets under management invested in our liquidity funds as compared to the first quarter 2001.

Operating profit and profit margin improvement was primarily due to management of discretionary spending, primarily in marketing expenses and technology costs.

We will continue to invest in strategic initiatives that will continue to fuel growth for our outsourcing solutions. However, future revenues and earnings could be significantly affected by continued volatility in the capital markets.

Money Managers
--------------

Money Managers provides investment solutions to U.S investment managers, mutual fund companies and alternative investment managers worldwide. Revenues are primarily earned through administration and distribution fees that are based upon a fixed percentage, referred to as basis points, of the average daily net asset value of assets under administration.

                                                Three Months Ended
                                      Mar. 31,        Mar. 31,          Percent
                                        2002            2001            Change
                                        ----            ----            ------

Total Revenues                         $10,797         $ 7,764             39%

Expenses:
Operating and development                5,467           4,572             20%
Sales and marketing                      2,906           3,315            (12%)
                                       -------         -------

     Total operating profits           $ 2,424         $  (123)         2,071%
                                       =======         =======

     Profit margin                          22%             (2%)           --

Percent of Revenue:
Operating and development                   51%             59%
Sales and marketing                         27%             43%

The increase in revenues over the corresponding prior year period was primarily due to an increase in average assets under administration as a result of new business. We continue to see market acceptance of our products and services from alternative investment managers and U.S. money mangers.

Operating profits and profit margins increased over the corresponding prior year period due to an increase in new business activity mentioned above combined with expense management. In addition, revenues are affected by swings in the capital markets. Any significant change in value would have an impact on revenues.

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

                                                 Three Months Ended
                                       Mar. 31,        Mar. 31,          Percent
                                         2002            2001            Change
                                         ----            ----            ------

Total Revenues                            $11,837         $10,128           17%

Expenses:
Operating and development                   9,952          10,809           (8%)
Sales and marketing                         5,174           4,710           10%
                                          -------         -------

     Total operating losses               $(3,289)        $(5,391)          39%
                                          =======         =======

     Profit margin                            (28%)           (53%)         --

Percent of Revenue:
Operating and development                      84%            107%
Sales and marketing                            44%             46%

The increase in revenues over the corresponding prior year period was primarily due to an increase in assets under management from our global operations. We continue to experience positive market acceptance of our multi-manager investment solution offerings in Europe, especially in the U.K. pension market. We have also seen early positive results from other initiatives in Europe. We began a controlled launch in late 2001 targeting affluent and high-net worth investors through certain U.K. independent financial advisors. Also, our distribution activities are expanding in Europe and Canada.

The pace of global asset gathering and revenue recognition continues to accelerate. We plan to continue our efforts in establishing marketing and distribution channels and in developing technology outsourcing solutions to fill the needs of these markets. We expect to incur losses throughout the remainder of 2002 and during 2003.

General & Administrative
------------------------

                                                 Three Months Ended
                                      Mar. 31,        Mar. 31,          Percent
                                        2002            2001            Change
                                        ----            ----            ------

General and Administrative              $5,709         $5,383             6%

Percent of Revenue                           4%             3%

General and administrative expense primarily consists of corporate overhead costs and other costs not directly attributable to a reportable business segment.

Other Income
------------

Other income on the accompanying Consolidated Statements of Income consist of the following:

                                                  Three Months Ended
                                       Mar. 31,        Mar. 31,          Percent
                                         2002            2001            Change
                                         ----            ----            ------
Equity in the earnings of
    unconsolidated affiliate          $2,679         $2,238                20%
Interest income                        1,150          2,249               (49%)
Interest expense                        (481)          (550)               13%
                                      ------         ------

Total other income, net               $3,348         $3,937               (15%)
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

Interest income is earned based upon the amount of cash that is invested daily and fluctuates in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period. The decrease in interest income in the first quarter 2002 was primarily due to a reduction in interest rates, partially offset by a higher average cash balance, as compared to the first quarter 2001.

Interest expense primarily relates to our long-term debt and other borrowings.

Income Taxes
------------

Our effective tax rate was 37.0 percent for the periods ending March 31, 2002 and 2001.

Liquidity and Capital Resources
-------------------------------

                                                                           Three Months
                                                                -------------------------------------
                                                                         Ended March 31,
                                                                -------------------------------------
                                                                        2002               2001
                                                                        ----               ----
Net cash provided by operating activities                           $ 27,680              $ 18,929
Net cash used in investing activities                                 (9,968)              (21,000)
Net cash used in financing activities                                 (4,893)              (45,335)
                                                                    --------              --------
Net increase (decrease) in cash and cash equivalents                  12,819               (47,406)

Cash and cash equivalents, beginning of period                       163,685               147,676
                                                                    --------              --------
Cash and cash equivalents, end of period                            $176,504              $100,270
                                                                    ========              ========

Cash requirements and liquidity needs are primarily funded through operations and our capacity for additional borrowing. We currently have a line of credit that provides for borrowings of up to $25.0 million. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement, (See Note 8 of the Notes to Consolidated Financial Statements). At March 31, 2002, the unused sources of liquidity consisted of unrestricted cash and cash equivalents of $176.5 million and the unused portion of the line of credit of $25.0 million.

The increase in cash flows from operations was primarily due to an increase in income. In addition, cash flows from operations in both comparable periods were affected by the tax benefit received from stock options exercised, and increase in trade receivables and a decrease in various accrued expenses.

Cash flows from investing activities are principally affected by capital expenditures and investments in Company-sponsored mutual funds. Capital expenditures in the first three months of 2002 included $6.4 million related to the expansion of our corporate headquarters. The total expected cost of the expansion is estimated at $30.8 million, of which we have spent $25.2 million to date. We expect this project should be completed by mid 2002. Also, cash flows from investing activities were affected by purchases and sales of our mutual funds, mainly for the testing and subsequent startup of new investment programs to be offered to our clients. Purchases were approximately $6.6 million in the first quarter 2002, as compared to $11.8 million in the first quarter 2001, whereas sales totaled $6.1 million in the first quarter 2002, as compared to $1.1 million in the first quarter 2001.

Cash flows from financing activities are primarily affected by debt and equity transactions. Principal payments on the Senior notes are made annually from the date of issuance while interest payments are made semi-annually. Principal payments on the term loan are made quarterly from the date of issuance while interest payments are made based on the term of the LIBOR borrowing. We continued our common stock repurchase program. Our common stock buyback was minimal in the first quarter 2002, as compared to purchases of 1.3 million shares at a cost of $46.3 million during the first quarter 2001. Proceeds received from the issuance of common stock primarily results from stock option exercise activity. Cash dividends of $.05 per share were paid in the first quarter of 2002 and $.04 per share were paid in the first quarter 2001. Our Board of Directors has indicated its intention to continue making cash dividend payments.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

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

We are exposed to market risk associated with changes in the fair value of our investments available for sale. To provide some protection against potential fair value changes associated with our investments available for sale, we have entered into various derivative financial transactions. The derivative instruments are used to hedge changes in the fair market value of certain investments available for sale. The derivative instruments are qualifying hedges and as such changes in the fair value hedge along with changes in the fair value of the related hedged item are reflected in the statement of income. We currently hold derivatives with a notional amount of $30.7 million with various terms, generally less than one year. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in current period earnings. During the first quarter 2002, the amount of hedge ineffectiveness that was credited to current period earnings was a gain of $.4 million. We believe the derivative financial instruments entered into provide protection against volatile swings in market valuation associated with our Investments available for sale. During the first quarter 2002, we did not enter into or hold derivative financial instruments for trading purposes.

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a) The following is a list of exhibits filed as part of the Form 10-Q.

             None.

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SEI INVESTMENTS COMPANY

      Date May 14, 2002      By /s/ Kathy Heilig
           --------------       -----------------------
                                    Kathy Heilig
                                    Vice President and Controller