Form 10-Q
period 2002-06-30
SEI CORP
filed 2002-08-14
CIK 350894

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)*
 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934 for the quarterly period ended June 30, 2002 or
                                           -------------

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                                     0-10200
--------------------------------------------------------------------------------
                            (Commission File Number)

                             SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                  23-1707341
--------------------------------------        ----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                      ---

*APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes__ No__

*APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2002: 108,142,964 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                           Consolidated Balance Sheets
                                   (unaudited)
                                 (In thousands)

                                                                    June 30, 2002           December 31, 2001
                                                                    -------------           ------------------
Assets
------

Current Assets:

Cash and cash equivalents                                              $ 167,793                 $ 163,685
Restricted cash                                                           10,000                    10,000
Receivables from regulated investment companies                           22,388                    25,550
Receivables, net of allowance for doubtful
    accounts of $1,700                                                    65,366                    56,327
Deferred income taxes                                                      3,176                     4,459
Prepaid expenses and other current assets                                  6,113                     6,121
                                                                       ---------                 ---------

         Total Current Assets                                            274,836                   266,142
                                                                       ---------                 ---------

Property and Equipment, net of accumulated
    depreciation and amortization of $103,065
    and $95,104                                                          104,294                    95,804
                                                                       ---------                 ---------

Capitalized Software, net of accumulated
    amortization of $14,336 and $13,469                                   11,418                    11,055
                                                                       ---------                 ---------

Investments Available for Sale                                            66,593                    66,332
                                                                       ---------                 ---------

Other Assets, net                                                         23,456                    21,583
                                                                       ---------                 ---------

         Total Assets                                                  $ 480,597                 $ 460,916
                                                                       =========                 =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           Consolidated Balance Sheets
                                   (unaudited)
                        (In thousands, except par value)

                                                                     June 30, 2002          December 31, 2001
                                                                     -------------          -----------------
Liabilities and Shareholders' Equity

Current Liabilities:

Current portion of long-term debt                                       $  9,556                  $  7,556
Accounts payable                                                           2,513                     4,977
Accrued expenses                                                         115,109                   128,408
Deferred revenue                                                           3,192                     3,402
                                                                        --------                  --------

         Total Current Liabilities                                       130,370                   144,343
                                                                        --------                  --------


Long-term Debt                                                            36,278                    43,055
                                                                        --------                  --------

Deferred Income Taxes                                                      2,591                     2,925
                                                                        --------                  --------


Shareholders' Equity:

Common stock, $.01 par value, 750,000 shares
   authorized; 108,878 and 109,180 shares issued
   and outstanding                                                         1,089                     1,092
Capital in excess of par value                                           205,751                   186,390
Retained earnings                                                        106,613                    85,085
Accumulated other comprehensive losses                                    (2,095)                   (1,974)
                                                                        --------                  --------

         Total Shareholders' Equity                                      311,358                   270,593
                                                                        --------                  --------

         Total Liabilities and Shareholders' Equity                     $480,597                  $460,916
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

                        Consolidated Statements of Income
                                   (unaudited)
                      (In thousands, except per share data)

                                                                                          Three Months
                                                                      ---------------------------------------------------
                                                                                         Ended June 30,
                                                                      ---------------------------------------------------
                                                                                   2002                  2001
                                                                                   ----                  ----
Revenues                                                                         $158,851              $168,480

Expenses:
   Operating and development                                                       68,187                77,314
   Sales and marketing                                                             31,945                39,135
   General and administrative                                                       5,972                 6,121
                                                                                 --------              --------

Income from operations                                                             52,747                45,910

Equity in the earnings of unconsolidated affiliate                                  3,103                 2,554
Interest income                                                                     1,394                 1,541
Interest expense                                                                     (484)                 (534)
                                                                                 --------              --------

Income before income taxes                                                         56,760                49,471
Income taxes                                                                       21,001                18,304
                                                                                 --------              --------

Net income                                                                         35,759                31,167
                                                                                 --------              --------

Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments                                       1,239                   (21)
     Unrealized holding loss on investments,
         net of income tax benefit of $806 and $47                                 (1,543)                  (81)
                                                                                 --------              --------

Other comprehensive loss                                                             (304)                 (102)
                                                                                 --------              --------

Comprehensive income                                                             $ 35,455              $ 31,065
                                                                                 ========              ========



Basic earnings per common share                                                  $    .33              $    .29
                                                                                 ========              ========


Diluted earnings per common share                                                $    .31              $    .27
                                                                                 ========              ========



Dividends declared per common share                                              $    .06              $    .05
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

                        Consolidated Statements of Income
                                   (unaudited)
                      (In thousands, except per share data)

                                                                                           Six Months
                                                                   -------------------------------------------------------
                                                                                         Ended June 30,
                                                                   -------------------------------------------------------
                                                                                   2002                  2001
                                                                                   ----                  ----
Revenues                                                                         $318,066              $329,781

Expenses:
   Operating and development                                                      136,923               153,343
   Sales and marketing                                                             66,093                77,391
   General and administrative                                                      11,681                11,504
                                                                                 --------              --------

Income from operations                                                            103,369                87,543

Equity in the earnings of unconsolidated affiliate                                  5,782                 4,792
Interest income                                                                     2,544                 3,790
Interest expense                                                                     (965)               (1,084)
                                                                                 --------              --------

Income before income taxes                                                        110,730                95,041
Income taxes                                                                       40,970                35,165
                                                                                 --------              --------

Net income                                                                         69,760                59,876
                                                                                 --------              --------

Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments                                         858                  (253)
     Unrealized holding gain (loss) on investments,
         net of income tax (benefit) expense of ($640) and $76                       (979)                  129
                                                                                 --------              --------

Other comprehensive loss                                                             (121)                 (124)
                                                                                 --------              --------

Comprehensive income                                                             $ 69,639              $ 59,752
                                                                                 ========              ========



Basic earnings per common share                                                  $    .64              $    .55
                                                                                 ========              ========


Diluted earnings per common share                                                $    .61              $    .52
                                                                                 ========              ========




Dividends declared per common share                                              $    .11              $    .09
                                                                                 ========              ========

   The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                                            Six Months
                                                                          ---------------------------------------------------
                                                                                          Ended June 30,
                                                                          ---------------------------------------------------
                                                                                   2002                  2001
                                                                                   ----                  ----
Cash flows from operating activities:
Net income                                                                        $ 69,760              $ 59,876
Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                                  9,000                 9,616
      Undistributed equity in the earnings of unconsolidated affiliate              (2,116)                 (557)
      Tax benefit on stock options exercised                                        13,250                20,679
      Other                                                                         (1,236)                  873
      Change in current assets and liabilities:
         Decrease (increase) in
            Receivables from regulated investment companies                          3,162                (1,469)
            Receivables                                                             (9,039)              (15,164)
            Prepaid expenses and other current assets                                    8                   232
         Increase (decrease) in
            Accounts payable                                                        (2,464)               (2,546)
            Accrued expenses                                                        (7,839)                4,457
            Deferred revenue                                                          (210)               (6,232)
                                                                                 ---------             ---------
         Net cash provided by operating activities                                  72,276                69,765
                                                                                 ---------             ---------

Cash flows from investing activities:
      Additions to property and equipment                                          (16,766)              (18,883)
      Additions to capitalized software                                             (1,230)                   --
      Purchase of investments available for sale                                   (12,110)              (25,006)
      Sale of investments available for sale                                        13,561                 6,783
      Other                                                                            738                (1,918)
                                                                                 ---------             ---------
         Net cash used in investing activities                                     (15,807)              (39,024)
                                                                                 ---------             ---------

Cash flows from financing activities:
      Payment on long-term debt                                                     (4,777)               (2,000)
      Purchase and retirement of common stock                                      (44,079)              (49,962)
      Proceeds from issuance of common stock                                         8,545                10,404
      Payment of dividends                                                         (12,050)               (9,786)
                                                                                 ---------             ---------
Net cash used in financing activities                                              (52,361)              (51,344)
                                                                                 ---------             ---------

Net increase (decrease) in cash and cash equivalents                                 4,108               (20,603)

Cash and cash equivalents, beginning of period                                     163,685               147,676
                                                                                 ---------             ---------

Cash and cash equivalents, end of period                                          $167,793              $127,073
                                                                                 =========             =========

   The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements
              (all figures are in thousands except per share data)

Note 1.    Summary of Significant Accounting Policies

           Nature of Operations

           SEI Investments Company (the "Company") is organized around its five primary target markets: Private Banking & Trust, Investment Advisors, Enterprises, Money Mangers, and Investments in New Businesses. Private Banking & Trust provides investment processing solutions, fund processing solutions and investment management programs to banks and private trust companies. Investment Advisors provides investment management programs and investment processing solutions to affluent investors through a network of financial intermediaries, independent investment advisors and other investment professionals. Enterprises provides retirement and treasury business solutions for corporations, unions, foundations and endowments, and other institutional investors. Money Managers provides investment solutions to U.S. investment managers, mutual fund companies and alternative investment managers worldwide. Investments in New Businesses include the Company's global asset management businesses as well as initiatives into new U.S. markets.

           Summary Financial Information and Results of Operations

           In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six month period ended June 30, 2002 and 2001.

           Interim Financial Information

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

           Property and Equipment

           Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                                               Estimated
                                                                                                              Useful Lives
                                                          June 30, 2002             December 31, 2001          (In Years)
                                                          -------------             -----------------          ----------
            Equipment                                         $  77,431                    $ 74,809               3 to 5
            Buildings                                            75,286                      44,981             25 to 39
            Land                                                  9,345                       9,345                  N/A
            Purchased software                                   20,789                      18,952                    3
            Furniture and fixtures                               15,343                      14,748               3 to 5
            Leasehold improvements                                7,445                       7,492           Lease Term
            Construction in progress                              1,720                      20,581                  N/A
                                                              ---------                    --------

                                                                207,359                     190,908
            Less:  Accumulated depreciation
                   and amortization                            (103,065)                    (95,104)
                                                              ---------                    --------

            Property and Equipment, net                       $ 104,294                    $ 95,804
                                                              =========                    ========

            Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

            Capitalized Software
            The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 6.1 years. The first six months of 2002 the Company capitalized $1.2 million in software development costs and none in 2001.

            Earnings per Share
            The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Pursuant to SFAS 128, dual presentation of basic and diluted earnings per common share is required on the face of the statements of income for companies with complex capital structures. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.

                                                                             For the Three month period ended
                                                                                       June 30, 2002
                                                                ------------------------------------------------------------
                                                                      Income                 Shares             Per Share
                                                                   (Numerator)           (Denominator)            Amount
                                                                   -----------           -------------            ------
             Basic earnings per common share                          $35,759                   109,632            $.33
                                                                                                                    ===

             Dilutive effect of stock options                              --                     4,670
                                                                      -------                   -------

             Diluted earnings per common share                        $35,759                   114,302            $.31
                                                                      =======                   =======             ===

                                                                             For the Three month period ended
                                                                                       June 30, 2001
                                                                ------------------------------------------------------------
                                                                      Income                 Shares             Per Share
                                                                   (Numerator)           (Denominator)            Amount
                                                                   -----------           -------------            ------
             Basic earnings per common share                          $31,167                   108,662            $.29
                                                                                                                    ===

             Dilutive effect of stock options                              --                     6,346
                                                                      -------                   -------

             Diluted earnings per common share                        $31,167                   115,008            $.27
                                                                      =======                   =======             ===

            Options to purchase 2,851 and 1,299 shares of common stock, with an average exercise price of $45.56 and $49.73, were outstanding during the second quarter of 2002 and 2001, respectively, but were excluded from the diluted earnings per common share calculation because the options' exercise prices were greater than the average market price of the Company's common stock.

                                                                              For the Six month period ended
                                                                                       June 30, 2002
                                                                ------------------------------------------------------------
                                                                      Income                 Shares             Per Share
                                                                   (Numerator)           (Denominator)            Amount
                                                                   -----------           -------------            ------
             Basic earnings per common share                          $69,760                   109,514            $.64
                                                                                                                    ===

             Dilutive effect of stock options                              --                     5,129
                                                                      -------                   -------

             Diluted earnings per common share                        $69,760                   114,643            $.61
                                                                      =======                   =======             ===

                                                                              For the Six month period ended
                                                                                       June 30, 2001
                                                                ------------------------------------------------------------
                                                                      Income                 Shares             Per Share
                                                                   (Numerator)           (Denominator)            Amount
                                                                   -----------           -------------            ------
             Basic earnings per common share                          $59,876                   108,631            $.55
                                                                                                                    ===

             Dilutive effect of stock options                              --                     6,782
                                                                      -------                   -------

             Diluted earnings per common share                        $59,876                   115,413            $.52
                                                                      =======                   =======             ===

            Options to purchase 2,751 and 1,299 shares of common stock, with an average exercise price of $45.94 and $49.73 were outstanding during the first six months of 2002 and 2001, respectively, but were excluded from the diluted earnings per common share calculation because the options' exercise prices were greater than the average market price of the Company's common stock.

            Statements of Cash Flows

            For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

            Supplemental disclosures of cash paid/received during the six months ended June 30 is as follows:

                                                                                    2002                      2001
                                                                                    ----                      ----
             Interest paid                                                         $   1,414                  $  1,073
             Interest and dividends received                                           2,582                     4,184
             Income taxes paid                                                        19,072                        --

            Management's Use of Estimates

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

            Accumulated other comprehensive losses on the Consolidated Balance Sheets is the change from December 31, 2001 to June 30, 2002 as follows:

                                                             Foreign                Unrealized            Accumulated
                                                             Currency                 Holding                Other
                                                           Translation                Losses             Comprehensive
                                                           Adjustments            on Investments             Losses
                                                           -----------            --------------             ------
             Beginning balance (Dec. 31, 2001)                   $(978)                $  (996)               $(1,974)
             Current period change                                 858                    (979)                  (121)
                                                                   ---                    ----                  -----

             Ending Balance (June 30, 2002)                      $(120)                $(1,975)               $(2,095)
                                                                   ===                   =====                  =====

Note 3. Receivables - Receivables on the accompanying Consolidated Balance Sheets consist of the following:

                                                                           June 30, 2002             December 31, 2001
                                                                           -------------             -----------------
             Trade receivables                                                     $31,652                     $26,415
             Fees earned, not received                                               1,388                       2,527
             Fees earned, not billed                                                34,026                      29,085
                                                                                    ------                      ------

                                                                                    67,066                      58,027
             Less:  Allowance for doubtful accounts                                 (1,700)                     (1,700)
                                                                                    ------                      ------

                                                                                   $65,366                     $56,327
                                                                                    ======                      ======

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

            Investments available for sale at June 30, 2002 had an aggregate cost of $69,876 and an aggregate market value of $66,593 with gross unrealized holding losses of $3,283. At that date, the net unrealized holding losses of $1,975 (net of income tax benefit of $1,308) were included in Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.

            Investments available for sale at December 31, 2001 had an aggregate cost of $67,996 and an aggregate market value of $66,332 with gross unrealized holding losses of $1,664. At that date, the net unrealized holding losses of $996 (net of income tax benefit of $668) were included in Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.

Note 5. Derivative Instruments and Hedging Activities - The Company is exposed to market risk associated with its designated Investments available for sale. To provide some protection against potential market fluctuations associated with its Investments available for sale the Company has entered into various derivative financial transactions in the form of futures and equity contracts (i.e. derivatives).

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

            The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively. During 2002, the Company discontinued hedge accounting prospectively for certain derivatives utilized to manage economic exposure because of hedge ineffectiveness. The Company may continue to enter into economic hedges to support certain business strategies but may not designate such derivatives as accounting hedges. Management's decision to no longer apply hedge accounting to certain derivatives as well as hedge ineffectiveness may cause volatility in quarterly earnings and equity.

            At June 30, 2002, operating and development expenses on the accompanying Consolidated Statements of Income include a net gain of $2,193 from hedge ineffectiveness.

            The Company currently holds futures contracts with a notional amount of $7,943 with a financial institution for various terms. The Company also currently holds equity derivatives with a notional amount of $18,503 with a financial institution with various terms. During the period ending June 30, 2002, the Company did not enter into or hold derivative financial instruments for trading purposes.

Note 6. Other Assets - Other assets on the accompanying Consolidated Balance Sheets consist of the following:

                                                                               June 30, 2002           December 31,2001
                                                                               -------------           ----------------
              Investment in unconsolidated affiliate                                 $ 8,149                   $ 6,033
              Other, net                                                              15,307                    15,550
                                                                                     -------                   -------

              Other assets                                                           $23,456                   $21,583
                                                                                     =======                   =======

            Other, net consists of long-term prepaid expenses, deposits and other investments carried at cost.

            Investment in Unconsolidated Affiliate - LSV Asset Management ("LSV") is a partnership formed between the Company and several leading academics in the field of finance. LSV is a registered investment advisor, which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds. The Company's interest in LSV was approximately 44 percent for the first six months in 2002 and 45 percent for the first six months in 2001. LSV is accounted for using the equity method of accounting due to the Company's less than 50 percent ownership. The Company's portion of LSV's net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income.

            The following table contains the condensed statements of income of LSV for the three months ended June 30:

                                                      2002              2001
                                                      ----              ----

            Revenues                                   $9,276            $7,736
                                                        =====             =====

            Net income                                 $7,079            $5,744
                                                        =====             =====

            The following table contains the condensed statements of income of LSV for the six months ended June 30:

                                                      2002              2001
                                                      ----              ----

            Revenues                                   $17,867           $14,688
                                                        ======            ======

            Net income                                 $13,190           $10,772
                                                        ======            ======

            The following table contains the condensed balance sheets of LSV:

                                              June 30, 2002           December 31, 2001
                                              -------------           -----------------
            Current assets                          $16,501                   $13,394
            Non-current assets                           70                        89
                                                    -------                   -------

            Total assets                            $16,571                   $13,483
                                                    =======                   =======

            Current liabilities                     $ 1,326                   $ 1,686
            Partners' capital                        15,245                    11,797
                                                    -------                   -------
            Total liabilities and
               partners' capital                    $16,571                   $13,483
                                                    =======                   =======

Note 7. Accrued Expenses - Accrued expenses on the accompanying Consolidated Balance Sheets consist of the following:

                                                    June 30, 2002           December 31, 2001
                                                    -------------           -----------------
            Accrued compensation                        $ 29,547                   $ 39,542
            Accrued income taxes                          12,614                      5,871
            Accrued proprietary fund services              9,875                     12,463
            Accrued brokerage services                     7,977                      8,456
            Other accrued expenses                        55,096                     62,076
                                                        --------                   --------

            Total accrued expenses                      $115,109                   $128,408
                                                        ========                   ========

Note 8. Line of Credit - The Company has a line of credit agreement (the "Agreement") with a principle lending institution that provides for borrowings of up to $25,000 and expires on December 19, 2002, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or one and one-quarter percent above the London Interbank Offer Rate (LIBOR). The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. There were no borrowings on the Company's line of credit during the first six months of 2002 and 2001.

Note 9. Long-term Debt - On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20% Senior Notes, Series A, and $15,000 of 7.27% Senior Notes, Series B, (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company's line of credit at that date. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. The Company was in compliance with all covenants during the first six month of 2002.

            Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled principal payment of $2,000 in February 2002. The current portion of the Notes amounted to $4,000 at June 30, 2002.

            On June 26, 2001, the Company entered into a loan agreement (the "Agreement") with a separate lending institution. The Agreement provides for borrowing up to $25,000 in the form of a term loan, and expires on March 31, 2006 and is payable in seventeen equal quarterly installments. The term loan, when utilized, accrues interest at the Prime rate or one and thirty-five hundredths of one percent above the London Interbank Offer Rate (LIBOR). The Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. None of these covenants negatively affect the Company's liquidity or capital resources. On August 2, 2001, the Company borrowed $25,000 on this term loan. The proceeds from the term loan were used to support capital improvement projects for our corporate campus and other business purposes. The Company made its scheduled principal payments of $1,389 in March and June of 2002. The current portion of the notes amounted to $5,556 at June 30, 2002. The Company was in compliance with all covenants during the first six month of 2002.

Note 10. Common Stock Buyback - The Board of Directors has authorized the purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $553,365, including an additional authorization of $50,000 on June 24, 2002. Through June 30, 2002, a total of 102,522,000 shares at an aggregate cost of $502,519 have been purchased and retired. The Company purchased 1,420,000 shares at a total cost of $44,079 during the six months period ended June 30, 2002.

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

Note 11. Segment Information - The Company defines its business segments in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report financial information about operating segments in financial statements. SFAS 131 also requires additional disclosures about product and services, geographic areas, and major customers.

            The Company's management evaluates financial performance of its operating segments based on Income from operations. Our operations and organizational structures were realigned in 2001 into separate business units that offer products and services tailored for particular market segments. Our reportable segments are Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. The accounting policies of the reportable segments are the same as those described in Note 1. The information in the following tables is derived from the Company's internal financial reporting used for corporate management purposes.

            The following tables highlight certain unaudited financial information about each of the Company's segments for the three months ended June 30, 2002 and 2001.

                               Private                                              Investments         General
                               Banking     Investment                      Money       In New             And
                               & Trust      Advisors     Enterprises     Managers    Businesses      Administrative     Total
                               -------      --------     -----------     --------    ----------      --------------     -----

                                                      For the Three-Month Period Ended June 30, 2002

                             --------------------------------------------------------------------------------------------------
      Revenues                      $82,878      $39,229      $14,295       $ 10,804     $ 11,645                     $158,851
                                     ------       ------       ------         ------       ------                      -------

      Operating
         income (loss)              $33,652      $20,457      $ 5,792       $  2,151     $ (3,333)     $ (5,972)      $ 52,747
                                     ------       ------       ------         ------       ------         -----

      Other income, net                                                                                               $  4,013
                                                                                                                       -------

      Income before
         income taxes                                                                                                 $ 56,760
                                                                                                                       -------

      Depreciation and
         amortization               $ 2,854      $   757      $   267       $    251     $    305      $    133       $  4,567
                                     ------       ------       ------         ------      -------       -------        -------

      Capital
         expenditures               $ 4,655      $ 1,494      $   715       $    441     $    791      $    299       $  8,395
                                     ------       ------       ------         ------      -------       -------        -------

                               Private                                              Investments         General
                               Banking     Investment                      Money       In New             And
                               & Trust      Advisors     Enterprises     Managers    Businesses      Administrative     Total
                               -------      --------     -----------     --------    ----------      --------------     -----

                                                      For the Three-Month Period Ended June 30, 2001

                             --------------------------------------------------------------------------------------------------
      Revenues                    $93,170      $38,687      $17,290         $8,708      $10,625                         $168,480
                                   ------       ------       ------          -----       ------                          -------

      Operating
         income (loss)            $35,465      $14,399      $ 6,335         $  735      $(4,903)       $(6,121)         $ 45,910
                                   ------       ------       ------          -----       ------          -----


      Other income, net                                                                                                 $  3,561
                                                                                                                         -------

      Income before
         income taxes                                                                                                   $ 49,471
                                                                                                                         -------

      Depreciation and
         amortization             $ 3,129      $   762      $   260         $  229      $   329        $   172          $  4,881
                                   ------       ------       ------          -----       ------         ------           -------

      Capital
         expenditures             $ 6,992      $ 1,238      $   454         $  372      $   430        $   482          $  9,968
                                   ------       ------       ------          -----       ------         ------           -------

            The following tables highlight certain unaudited financial information about each of the Company's segments for the six months ended June 30, 2002 and 2001.

                               Private                                              Investments         General
                               Banking     Investment                      Money       In New             And
                               & Trust      Advisors     Enterprises     Managers    Businesses      Administrative     Total
                               -------      --------     -----------     --------    ----------      --------------     -----

                                                  For the Six-Month Period Ended June 30, 2002

                             ---------------------------------------------------------------------------------------------------
      Revenues                     $165,836     $ 78,120     $ 29,027       $ 21,601     $ 23,482                        $ 318,066
                                    -------       ------       ------         ------       ------                          -------

      Operating
         income (loss)             $ 67,477     $ 38,440     $ 11,180       $  4,575     $ (6,622)     $(11,681)         $ 103,369
                                    -------       ------       ------         ------       ------        ------

      Other income, net                                                                                                  $   7,361
                                                                                                                           -------

      Income before
         income taxes                                                                                                    $ 110,730
                                                                                                                           -------

      Depreciation and
         amortization              $  5,601     $  1,495     $    528       $    494     $    614      $    268          $   9,000
                                    -------       ------       ------         ------       ------       -------            -------

      Capital
         expenditures              $  9,710     $  3,296     $  1,577       $  1,034     $  1,433      $    946          $  17,996
                                    -------       ------       ------         ------       ------       -------            -------

                               Private                                              Investments        General
                               Banking     Investment                     Money        In New             And
                               & Trust      Advisors     Enterprises     Managers    Businesses      Administrative     Total
                               -------      --------     -----------     --------    ----------      --------------     -----

                                                        For the Six-Month Period Ended June 30, 2001

                             --------------------------------------------------------------------------------------------------
      Revenues                     $182,592      $76,766      $33,198        $16,472     $ 20,753                         $329,781
                                    -------       ------       ------         ------       ------                          -------

      Operating
         income (loss)             $ 69,135      $29,121      $10,473        $   612     $(10,294)      $(11,504)         $ 87,543
                                    -------       ------       ------         ------       ------         ------

      Other income, net                                                                                                   $  7,498
                                                                                                                           -------

      Income before
         income taxes                                                                                                     $ 95,041
                                                                                                                           -------

      Depreciation and
         amortization              $  6,156      $ 1,511      $   516        $   447     $    649       $    337          $  9,616
                                    -------       ------       ------         ------      -------        -------           -------

      Capital
         expenditures              $ 13,779      $ 2,001      $   734        $   647     $    721       $  1,001          $ 18,883
                                    -------       ------       ------         ------      -------         ------           -------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
            (In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at June 30, 2002 and 2001, the consolidated results of operations for the three and six months ended June 30, 2002 and 2001 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements. Financial information on each of these segments is reflected in Note 11 of the Notes to Consolidated Financial Statements.

Results of Operations

Three and Six Months Ended June 30, 2002 compared to Three and Six Months Ended June 30, 2001

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

Revenue and Income from operations by segment for the three and six months ended June 30, 2002 and 2001 are as follows:

                                              Three Months ended June 30,               Six Months ended June 30,
                                                                     Percent                                  Percent
                                          2002         2001           Change         2002          2001        Change
                                          ----         ----           ------         ----          ----        ------
Private Banking and Trust:
   Revenues                             $ 82,878     $ 93,170             (11%)    $165,836      $182,592           (9%)
   Income from operations                 33,652       35,465              (5%)      67,477        69,135           (2%)

Investment Advisors:
   Revenues                               39,229       38,687               1%       78,120        76,766            2%
   Income from operations                 20,457       14,399              42%       38,440        29,121           32%

Enterprises:
   Revenues                               14,295       17,290             (17%)      29,027        33,198          (13%)
   Income from operations                  5,792        6,335              (9%)      11,180        10,473            7%

Money Managers:
   Revenues                               10,804        8,708              24%       21,601        16,472           31%
   Income (loss) from operations           2,151          735             193%        4,575           612          648%

Investments in New Businesses:
   Revenues                               11,645       10,625              10%       23,482        20,753           13%
   Loss from operations                   (3,333)      (4,903)             32%       (6,622)      (10,294)          36%

General and Administrative:
   Loss from operations                   (5,972)      (6,121)             (2%)     (11,681)      (11,504)           2%

Consolidated Segment Totals:
   Revenues                             $158,851     $168,480              (6%)    $318,066      $329,781           (4%)
   Income from operations               $ 52,747     $ 45,910              15%     $103,369      $ 87,543           18%

Revenues decreased from the corresponding prior year periods primarily due to client losses, the recent downturn in the capital markets and economic uncertainty. During the latter part of 2001, certain clients in our fund processing and institutional asset management businesses terminated their relationship with us. The effect of these lost clients has had a negative impact on our revenues during 2002. The recent downturn in the capital markets has adversely affected the value of our assets under management and administration. This directly reduces the revenue we generate from our businesses receiving asset-based fees. In addition, economic uncertainty during the past year has slowed many purchase decisions in most of our target markets. However, many of our businesses continue to experience moderate growth through new sales, although this has only partially mitigated our revenue losses.

Income from operations improved $6,837 or 15 percent, over the second quarter 2001, and $15,826 or 18 percent, over the six months 2001. Operating margins for the second quarter 2002 increased to 33 percent from 27 percent for the second quarter 2001, and for the six months ended 2002 increased to 32 percent from 27 percent for the six months ended 2001. The increase in operating income and operating margins was due to cost controls and improved productivity. We continued to manage discretionary expenses effectively and prioritize our investment spending. Our investment spending focuses around building outsource business solutions for our target markets.

Our short-term expectation is that any improvement in earnings and margins is expected to continue to come from cost containment and productivity improvements.

In the longer run, we will continue to invest in the development of new products and services to expand our existing client base and penetrate new markets. However, prolonged volatility in the capital markets, delays in purchase decisions and mergers and acquisitions in the banking industry will continue to be long-term challenges.


Asset Balances
(In millions)

                                                                              As of June 30,              Percent
                                                                              --------------
                                                                           2002               2001         Change
                                                                           ----               ----         ------
Assets invested in equity and fixed income programs                     $ 56,362           $ 56,196            --
Assets invested in liquidity funds                                        20,420             23,710           (14%)
                                                                        --------           --------
   Assets under management                                                76,782             79,906            (4%)

Client proprietary assets under administration                           172,763            220,103           (22%)
                                                                        --------           --------
   Assets under management and administration                           $249,545           $300,009           (17%)
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

                                              Three Months Ended                         Six Months Ended
                                     June 30,       June 30      Percent        June 30,      June 30       Percent
                                       2002           2001        Change          2002          2001         Change
                                       ----           ----        ------          ----          ----         ------
Revenues:
Investment processing fees            $ 57,930       $ 59,689        (3%)         $114,329      $115,905       (1%)
Fund processing fees                    14,743         22,539       (35%)           30,336        44,701      (32%)
Investment management fees                                           (7%)                                      (4%)
                                        10,205         10,942                       21,171        21,986
                                      --------       --------                     --------      --------
     Total revenues                     82,878         93,170       (11%)          165,836       182,592       (9%)

Expenses:
Operating and development               38,839         44,911       (14%)           77,263        88,854      (13%)
Sales and marketing                     10,387         12,794       (19%)           21,096        24,603      (14%)
                                      --------       --------                     --------      --------

     Total operating profits          $ 33,652       $ 35,465        (5%)         $ 67,477      $ 69,135       (2%)
                                      ========       ========                     ========      ========

     Profit margin                          41%            38%                          41%           38%

Percent of Revenue:
Operating and development                   47%            48%                          46%           49%
Sales and marketing                         12%            14%                          13%           13%

Investment processing fees for 2001 included one-time implementation fees for additional account conversion activity relating to acquisitions by some of our bank clients. Recurring processing fees increased in 2002 from these clients, however the decrease in one-time implementation fees was more than the increase in recurring processing fees.

The decrease in fund processing fees in both comparable periods in 2002 was mainly due to the loss of clients during the latter part of 2001. The loss of these clients resulted in a significant decrease in assets under administration. Also, the recent decline in the capital markets has negatively affected the value of the assets we administer which in turn had adversely affected the revenues we earn from these assets.

Operating profits decreased in 2002, as compared to 2001 for both comparable periods whereas profit margins increased. The decrease in profits was mainly due to the revenue losses mentioned above, net of the decrease in direct expenses associated with these clients. The increase in margins was due to our business model that seeks economies of scale and operational efficiencies. We also continued to be more selective about our investment spending and cost control measures.

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

                                         Three Months Ended                           Six Months Ended
                                June 30,      June 30,       Percent       June 30,       June 30,      Percent
                                  2002          2001          Change         2002           2001         Change
                                  ----          ----          ------         ----           ----         ------
Total Revenues                    $39,229       $38,687           1%         $78,120        $76,766          2%

Expenses:
Operating and development           9,635        11,916         (19%)         19,910         23,168        (14%)
Sales and marketing                 9,137        12,372         (26%)         19,770         24,477        (19%)
                                   ------        ------                       ------         ------

     Total operating profits      $20,457       $14,399          42%         $38,440        $29,121         32%
                                   ======        ======                       ======         ======

     Profit margin                     52%           37%                          49%            38%

Percent of Revenue:
Operating and development              25%           31%                          26%            30%
Sales and marketing                    23%           32%                          25%            32%

Revenues increased slightly over the prior year periods primarily due to growth in average assets under management as a result of new business. We established approximately 375 new registered investment advisor relationships during the first six months of 2002, of which 190 occurred in the second quarter bringing our total network to about 9,075 advisors. However, the recent downturn in the capital markets has negatively affected our revenues and almost offset any gains in revenues earned from new business.

Operating profits and profit margin improvement was primarily due to the management of discretionary expenses, mainly technology and marketing.

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

                                           Three Months Ended                         Six Months Ended
                                  June 30,      June 30       Percent          June 30,      June 30       Percent
                                    2002          2001         Change            2002          2001         Change
                                    ----          ----         ------            ----          ----         ------
Total Revenues                      $14,295       $17,290        (17%)         $29,027        $33,198        (13%)

Expenses:
Operating and development             4,252         5,338        (20%)           8,870         10,791        (18%)
Sales and marketing                   4,251         5,617        (24%)           8,977         11,934        (25%)
                                    -------       -------                      -------        -------

     Total operating profits        $ 5,792       $ 6,335         (9%)         $11,180        $10,473          7%
                                    =======       =======                      =======        =======

     Profit margin                       41%           37%                          39%            32%

Percent of Revenue:
Operating and development                30%           31%                          30%            32%
Sales and marketing                      29%           32%                          31%            36%

The decrease in revenues was primarily due to client losses in our Retirement Solutions business during the fourth quarter of 2001, the recognition of one-time fees in the second quarter of 2001, and the recent downturn in the capital markets. However, we continued to generate new sales in our Retirement Solutions business. We added 8 new clients during the second quarter of 2002 and 22 new clients during the first six months of 2002. However, the recent downturn in the capital markets has reduced our asset based fees in both our Retirement Solutions and Treasury Solutions businesses.

The decrease in operating profit during the second quarter 2002, as compared to the second quarter 2001, was mainly due to the revenue events previously mentioned. The increase in operating profits for the first six months in 2002 and the increase in operating margins in both comparable periods was mainly due to our ability to control costs, primarily marketing and technology.

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

                                                Three Months Ended                         Six Months Ended
                                       June 30,      June 30       Percent       June 30,       June 30      Percent
                                         2002          2001         Change         2002          2001         Change
                                         ----          ----         ------         ----          ----         ------
Total Revenues                           $10,804       $8,708          24%         $21,601       $16,472         31%

Expenses:
Operating and development                  5,619        4,280          31%          11,086         8,852         25%
Sales and marketing                        3,034        3,693         (18%)          5,940         7,008        (15%)
                                         -------       ------                      -------       -------

     Total operating profits             $ 2,151       $  735         193%         $ 4,575       $   612        648%
                                         =======       ======                      =======       =======

     Profit margin                            20%           8%                          21%            4%

Percent of Revenue:
Operating and development                     52%          49%                          51%           54%
Sales and marketing                           28%          43%                          28%           42%

The increase in revenues over the corresponding prior year periods was primarily due to an increase in average assets under administration as a result of new business. We continue to see market acceptance of our products and services from alternative investment managers and U.S. money mangers.

Operating profits and profit margins increased over the corresponding prior year periods due to an increase in new business activity mentioned above combined with expense management. In addition, revenues are affected by continued volatility in the capital markets. Any significant change in value would have an impact on revenues.

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

                                                Three Months Ended                           Six Months Ended
                                       June 30,      June 30       Percent        June 30,        June 30       Percent
                                         2002          2001         Change          2002           2001          Change
                                         ----          ----         ------          ----           ----          ------
Total Revenues                           $11,645       $10,625         10%          $23,482       $ 20,753          13%

Expenses:
Operating and development                  9,842        10,869         (9%)          19,794         21,678          (9%)
Sales and marketing                        5,136         4,659         10%           10,310          9,369          10%
                                         -------       -------                      -------       --------


     Total operating losses              $(3,333)      $(4,903)        32%          $(6,622)      $(10,294)         36%
                                         =======       =======                      =======       ========

     Profit margin                           (29%)         (46%)                        (28%)          (50%)

Percent of Revenue:
Operating and development                     85%          102%                          84%           105%
Sales and marketing                           44%           44%                          44%            45%

The increase in revenues over the corresponding prior year periods was primarily due to an increase in assets under management as a result of new business. The majority of new business activity continues to come from our Canadian and U.K. institutional asset management business as well as continued expansion of our U.K independent financial advisor network. However, the recent devaluation of the capital markets has adversely affected revenues and offset a portion of this new business activity.

Operating losses decreased during 2002 primarily due to an increase in revenues from new business. We continued our investments in establishing marketing and distribution channels globally and in developing technology outsourcing solutions to satisfy the needs of these global markets. We remain optimistic about the long-term prospects of our global business initiatives but expect to incur losses throughout the remainder of 2002 and during 2003.

General & Administrative

General and administrative expense primarily consists of corporate overhead costs and other costs not directly attributable to a reportable business segment.

                                               Three Months Ended                           Six Months Ended
                                       June 30,      June 30       Percent        June 30,       June 30        Percent
                                         2002          2001         Change          2002           2001          Change
                                         ----          ----         ------          ----           ----          ------
General and Administrative               $5,972        $6,121          (2%)         $11,681        $11,504           2%

Percent of Revenue                            4%            4%                            4%             3%

Other Income

Other income on the accompanying Consolidated Statements of Income consist of the following:

                                                       Three Months ended                          Six Months ended
                                              June 30,       June 30,      Percent       June 30,       June 30,      Percent
                                                2002           2001         Change         2002           2001         Change
                                                ----           ----         ------         ----           ----         ------
Equity in the earnings of
    unconsolidated affiliate                      $3,103         $2,554          21%        $5,782        $ 4,792         21%
Interest income                                    1,394          1,541         (10%)        2,544          3,790        (33%)
Interest expense                                    (484)          (534)         (9%)         (965)        (1,084)       (11%)
                                                   -----          -----                      -----          -----

Total other income, net                           $4,013         $3,561          13%        $7,361        $ 7,498         (2%)
                                                   =====          =====                      =====          =====

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership in the general partnership of LSV Asset Management ("LSV") (See Note 6 of the Notes to Consolidated Financial Statements). The increase in LSV's net earnings is due to an increase in assets under management.

Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period and/or changes in interest rates. The decrease in interest income during both comparable periods in 2002 was primarily due to a reduction in interest rates. This decrease was partially offset by a higher average cash balance during both comparable periods in 2002.

Interest expense primarily relates to our long-term debt and other borrowings.

Income Taxes

Our effective tax rate was 37.0 percent for the periods ending June 30, 2002 and 2001.

Liquidity and Capital Resources

                                                                                            Six Months
                                                                              -------------------------------------
                                                                                          Ended June 30,
                                                                              -------------------------------------
                                                                                      2002               2001
                                                                                      ----               ----
Net cash provided by operating activities                                         $ 72,276           $ 69,765
Net cash used in investing activities                                              (15,807)           (39,024)
Net cash used in financing activities                                              (52,361)           (51,344)
                                                                                    ------             ------
Net increase (decrease) in cash and cash equivalents                                 4,108            (20,603)

Cash and cash equivalents, beginning of period                                     163,685            147,676
                                                                                   -------            -------
Cash and cash equivalents, end of period                                          $167,793           $127,073
                                                                                   =======            =======

Cash requirements and liquidity needs are primarily funded through operations and our capacity for additional borrowing. We currently have a line of credit that provides for borrowings of up to $25,000. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement, (See Note 8 of the Notes to Consolidated Financial Statements). At June 30, 2002, the unused sources of liquidity consisted of unrestricted cash and cash equivalents of $167,793 and the unused portion of the line of credit of $25,000.

The increase in cash flows from operations was primarily due to an increase in income. In addition, cash flows from operations in both comparable periods were affected by the tax benefit received from stock options exercised, changes in our receivables and in other various accrued liabilities.

Cash flows from investing activities are principally affected by capital expenditures and investments in Company-sponsored mutual funds. Capital expenditures in the first six months of 2002 included $11,654 related to the expansion of our corporate headquarters. The total expected cost of the expansion is estimated at $33,000, of which we have spent $30,016 million to date. We expect this project to be completed by the end of 2002. Also, cash flows from investing activities were affected by purchases and sales of our mutual funds, mainly for the testing and subsequent startup of new investment programs to be offered to our clients. Purchases were approximately $12,110 in the first six months 2002, as compared to $25,006 in the first six months 2001, whereas sales totaled $13,561 in the first six months 2002, as compared to $6,783 million in the first six months 2001.

Cash flows from financing activities are primarily affected by debt and equity transactions. Principal payments on the Senior notes are made annually from the date of issuance while interest payments are made semi-annually. Principal payments on the term loan are made quarterly from the date of issuance while interest payments are made based on the term of the LIBOR borrowing. We continued our common stock repurchase program. We purchased approximately 1,420,000 shares of our common stock at a cost of $44,078 million during the first six months of 2002. As of July 31, 2002 we still had approximately $32,167 remaining authorized for the purchase of our common stock. Proceeds received from the issuance of common stock primarily results from the exercise of stock options. Cash dividends of $.11 per share were paid in the first six months of 2002 and $.09 per share were paid in the first six months of 2001. Our Board of Directors has indicated its intention to continue making cash dividend payments.

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

Exposure to market risk for changes in interest rates relate primarily to our investment portfolio and other borrowings. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk management transactions. We place our investments in financial instruments that meet high credit quality standards. We are adverse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The interest rate on our Note Purchase Agreement is fixed and is not traded on any established market. The interest rate on our Loan Agreement accrues interest at the Prime rate or one and thirty-five hundredths of one percent above the (LIBOR), and is not traded on any established market. We believe our cash flow exposure due to changes in interest rates associated with our Loan Agreement and our long-term debt is minimal and do not expect an adverse effect on earnings.

We are exposed to market risk associated with changes in the fair value of our Investments available for sale. To provide some protection against potential fair value changes associated with our Investments available for sale, we have entered into various derivative financial transactions. The derivative instruments are used to hedge changes in the fair market value of certain Investments available for sale. The derivative instruments are qualifying hedges and as such, changes in the fair value hedge along with changes in the fair value of the related hedged item are reflected in the statements of income. We currently hold derivatives with a notional amount of $26,446 with various terms, generally less than one year. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in current period earnings. During the first six months of 2002, the amount of hedge ineffectiveness that was credited to current period earnings was a gain of $2,193. We believe the derivative financial instruments entered into provide protection against volatile swings in market valuation associated with our Investments available for sale. During the first six months of 2002, we did not enter into or hold derivative financial instruments for trading purposes.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)    The following is a list of exhibits filed as part of the Form
                10-Q.

                99      Miscellaneous exhibit (Page 27)

         (b)    Reports on Form 8-K

                On June 14, the Company's Capital Accumulation Plan filed a report on Form 8-K reporting under Item 4 a change in Registrant's certifying accountant.

                On June 18, the Company filed a report on Form 8-K reporting under Item 4 a change in Registrant's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SEI INVESTMENTS COMPANY

  Date     August 14, 2002            By /s/ Kathy Heilig
       ------------------------          ------------------------------------
                                              Kathy Heilig
                                              Vice President and Controller
                                              (Principal Accounting Officer)