Form 10-Q
period 2002-09-30
SEI CORP
filed 2002-11-14
CIK 350894

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)*
 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934 for the quarterly period ended September 30, 2002 or
                                           ------------------
___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________


                                     0-10200
--------------------------------------------------------------------------------
                            (Commission File Number)

                             SEI INVESTMENTS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                       23-1707341
----------------------------------------               ------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2002: 106,050,567 shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                             SEI Investments Company
                           Consolidated Balance Sheets
                                   (unaudited)
                                 (In thousands)

                                                                 September 30, 2002         December 31, 2001
                                                                 ------------------         ------------------
Assets
------

Current Assets:

Cash and cash equivalents                                              $ 162,074                 $ 163,685
Restricted cash                                                           10,000                    10,000
Receivables from regulated investment companies                           21,371                    25,550
Receivables, net of allowance for doubtful
    accounts of $1,700                                                    61,289                    56,327
Deferred income taxes                                                      3,736                     4,459
Prepaid expenses and other current assets                                  5,737                     6,121
                                                                       ---------                 ---------

         Total Current Assets                                            264,207                   266,142
                                                                       ---------                 ---------

Property and Equipment, net of accumulated
    depreciation and amortization of $107,123
    and $95,104                                                          104,286                    95,804
                                                                       ---------                 ---------

Capitalized Software, net of accumulated
    amortization of $14,770 and $13,469                                   12,153                    11,055
                                                                       ---------                 ---------

Investments Available for Sale                                            64,317                    66,332
                                                                       ---------                 ---------

Other Assets, net                                                         22,525                    21,583
                                                                       ---------                 ---------

         Total Assets                                                  $ 467,488                 $ 460,916
                                                                       =========                 =========

   The accompanying notes are an integral part of these consolidated financial statements.

                             SEI Investments Company
                           Consolidated Balance Sheets
                                   (unaudited)
                        (In thousands, except par value)

                                                                  September 30, 2002        December 31, 2001
                                                                  ------------------        -----------------
Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:

Current portion of long-term debt                                    $     9,556               $     7,556
Accounts payable                                                           2,584                     4,977
Accrued expenses                                                         125,204                   128,408
Deferred revenue                                                           1,153                     3,402
                                                                     -----------               -----------

         Total Current Liabilities                                       138,497                   144,343
                                                                     -----------               -----------

Long-term Debt                                                            34,889                    43,055
                                                                     -----------               -----------

Deferred Income Taxes                                                      4,215                     2,925
                                                                     -----------               -----------


Shareholders' Equity:

Common stock, $.01 par value, 750,000 shares
   authorized; 106,808 and 109,180 shares issued
   and outstanding                                                         1,068                     1,092
Capital in excess of par value                                           205,438                   186,390
Retained earnings                                                         86,740                    85,085
Accumulated other comprehensive losses                                    (3,359)                   (1,974)
                                                                     -----------               -----------

         Total Shareholders' Equity                                      289,887                   270,593
                                                                     -----------               -----------

         Total Liabilities and Shareholders' Equity                  $   467,488               $   460,916
                                                                     ===========               ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                             SEI Investments Company
                        Consolidated Statements of Income
                                   (unaudited)
                      (In thousands, except per share data)

                                                                                          Three Months
                                                                           ----------------------------------------
                                                                                       Ended September 30,
                                                                           ----------------------------------------
                                                                                   2002                  2001
                                                                                   ----                  ----
Revenues                                                                        $ 153,316             $ 163,403

Expenses:
   Operating and development                                                       61,957                72,357
   Sales and marketing                                                             32,940                38,530
   General and administrative                                                       5,779                 5,887
                                                                                ---------             ---------

Income from operations                                                             52,640                46,629

Equity in the earnings of unconsolidated affiliate                                  2,861                 2,637
Net gain on investments                                                               574                    --
Interest income                                                                     1,303                 1,887
Interest expense                                                                     (663)                 (532)
                                                                                ---------             ---------

Income before income taxes                                                         56,715                50,621
Income taxes                                                                       20,984                18,730
                                                                                ---------             ---------

Net income                                                                         35,731                31,891
                                                                                ---------             ---------

Other comprehensive loss, net of tax:
  Foreign currency translation adjustments                                           (202)                 (112)
  Unrealized holding loss on investments:
    Unrealized holding losses during the period,
     net of income tax benefit of $1,600 and $468                     (2,792)                 (797)
    Less: reclassification adjustment for losses included
     in net income, net of income tax expense of
     $1,016 and $0                                                     1,730       (1,062)      --         (797)
                                                                     -------    ---------   ------    ---------

Other comprehensive loss                                                           (1,264)                 (909)
                                                                                ---------             ---------

Comprehensive income                                                            $  34,467             $  30,982
                                                                                =========             =========


Basic earnings per common share                                                 $     .33             $     .29
                                                                                =========             =========


Diluted earnings per common share                                               $     .32             $     .28
                                                                                =========             =========


Dividends declared per common share                                             $     .00             $     .00
                                                                                =========             =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             SEI Investments Company
                        Consolidated Statements of Income
                                   (unaudited)
                      (In thousands, except per share data)

                                                                                        Nine Months
                                                                                -----------------------------
                                                                                      Ended September 30,
                                                                                -----------------------------
                                                                                   2002               2001
                                                                                   ----               ----
Revenues                                                                        $ 471,382           $ 493,184

Expenses:
   Operating and development                                                      198,880             225,700
   Sales and marketing                                                             99,033             115,921
   General and administrative                                                      17,460              17,391
                                                                                ---------           ---------

Income from operations                                                            156,009             134,172

Equity in the earnings of unconsolidated affiliate                                  8,643               7,429
Net gain on investment                                                                574                  --
Interest income                                                                     3,847               5,677
Interest expense                                                                   (1,628)             (1,616)
                                                                                ---------           ---------

Income before income taxes                                                        167,445             145,662
Income taxes                                                                       61,954              53,895
                                                                                ---------           ---------

Net income                                                                        105,491              91,767
                                                                                ---------           ---------

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments                                           656                (365)
   Unrealized holding loss on investments:
    Unrealized holding losses during the period
     net of income tax benefit of $2,240 and $392                   (3,771)                 (668)
    Less: reclassification adjustment for losses included
     in net income, net of income tax expense
     of $1,016 and $0                                                1,730         (2,041)    --         (668)
                                                                     -----      ---------   ----    ---------

Other comprehensive loss                                                           (1,385)             (1,033)
                                                                                ---------           ---------

Comprehensive income                                                            $ 104,106           $  90,734
                                                                                =========           =========

Basic earnings per common share                                                 $     .97           $     .84
                                                                                =========           =========

Diluted earnings per common share                                               $     .93           $     .80
                                                                                =========           =========

Dividends declared per common share                                             $     .11           $     .09
                                                                                =========           =========

   The accompanying notes are an integral part of these consolidated financial statements.

                             SEI Investments Company
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                                  Nine Months
                                                                          -------------------------
                                                                              Ended September 30,
                                                                          -------------------------
                                                                             2002            2001
                                                                             ----            ----
Cash flows from operating activities:
Net income                                                                $ 105,491        $ 91,767
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                                          13,614          14,527
      Undistributed equity in the earnings of unconsolidated affiliate       (1,896)           (714)
      Tax benefit on stock options exercised                                 15,188          25,473
      Other                                                                    (736)         (1,156)
      Change in current assets and liabilities:
         Decrease (increase) in
            Receivables from regulated investment companies                   4,179           1,855
            Receivables                                                      (4,523)        (17,136)
            Prepaid expenses and other current assets                           425          (1,746)
         Increase (decrease) in
            Accounts payable                                                 (2,393)         (1,859)
            Accrued expenses                                                  1,100          26,549
            Deferred revenue                                                 (2,249)        (10,516)
                                                                          ---------        --------
         Net cash provided by operating activities                          128,200         127,044
                                                                          ---------        --------

Cash flows from investing activities:
      Additions to property and equipment                                   (20,944)        (27,176)
      Additions to capitalized software                                      (2,399)             --
      Purchase of investments available for sale                            (16,489)        (60,464)
      Sale of investments available for sale                                 21,215          18,227
      Other                                                                     432          (1,742)
                                                                          ---------        --------
         Net cash used in investing activities                              (18,185)        (71,155)
                                                                          ---------        --------

Cash flows from financing activities:
      Payment on long-term debt                                              (6,166)         (2,000)
      Purchase and retirement of common stock                              (103,639)        (96,072)
      Proceeds from issuance of common stock                                 10,229          12,560
      Borrowing on long term debt                                                --          25,000
      Payment of dividends                                                  (12,050)         (9,786)
                                                                          ---------        --------
Net cash used in financing activities                                      (111,626)        (70,298)
                                                                          ---------        --------

Net decrease in cash and cash equivalents                                    (1,611)        (14,409)

Cash and cash equivalents, beginning of period                              163,685         147,676
                                                                          ---------        --------

Cash and cash equivalents, end of period                                  $ 162,074        $133,267
                                                                          =========        ========

   The accompanying notes are an integral part of these consolidated financial statements.

                             SEI Investments Company
                   Notes to Consolidated Financial Statements
              (all figures are in thousands except per share data)

Note 1. Summary of Significant Accounting Policies

        Nature of Operations
        SEI Investments Company (the "Company") is organized around its five primary target markets: Private Banking and Trust, Investment Advisors, Enterprises, Money Mangers, and Investments in New Businesses. Private Banking and Trust provides investment processing solutions, fund processing solutions and investment management programs to banks and private trust companies. Investment Advisors provides investment management programs and investment processing solutions to affluent investors through a network of financial intermediaries, independent investment advisors and other investment professionals. Enterprises provides retirement and treasury business solutions for corporations, unions, foundations and endowments, and other institutional investors. Money Managers provides investment solutions to U.S. investment managers, mutual fund companies and alternative investment managers worldwide. Investments in New Businesses include the Company's global asset management businesses as well as initiatives into new U.S. markets.

        Summary Financial Information and Results of Operations
        In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial position as of September 30, 2002 and the results of operations for the three and nine months period ended September 30, 2002 and 2001, and cash flows for the nine month period ended September 30, 2002 and 2001.

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

        Property and Equipment
        Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

                                                                                         Estimated
                                                                                        Useful Lives
                                             September 30, 2002    December 31, 2001     (In Years)
                                             ------------------    -----------------   -------------
        Equipment                                $ 78,453              $  74,809             3 to 5
        Buildings                                  75,286                 44,981           25 to 39
        Land                                        9,345                  9,345                N/A
        Purchased software                         20,845                 18,952                  3
        Furniture and fixtures                     15,353                 14,748             3 to 5
        Leasehold improvements                      7,421                  7,492         Lease Term
        Construction in progress                    4,706                 20,581                N/A
                                                 --------              ---------

                                                  211,409                190,908
        Less: Accumulated depreciation
              and amortization                   (107,123)               (95,104)
                                                 --------              ---------

        Property and Equipment, net              $104,286              $  95,804
                                                 ========              =========

        Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

        Capitalized Software
        The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. Amortization begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 5.9 years.

        In accordance with EITF 00-03 "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", the Company applies Statement of Position ("SOP") 98-1 " Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," for development costs associated with software products to be provided in a hosting environment. SOP 98-1 requires that costs incurred in the preliminary project and post implementation stages of an internal software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. The Company capitalized $2.4 million in software development costs in accordance with SOP 98-1 during the nine month period ending September 30, 2002.

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

                                                                                 For the Three month period ended
                                                                                        September 30, 2002
                                                                   -----------------------------------------------------
                                                                      Income                Shares          Per Share
                                                                   (Numerator)          (Denominator)         Amount
                                                                   -----------          -------------       ---------
             Basic earnings per common share                          $35,731              107,936            $.33
                                                                                                              ====

             Dilutive effect of stock options                              --                3,799
                                                                      -------              -------

             Diluted earnings per common share                        $35,731              111,735            $.32
                                                                      =======              =======            ====

                                                                               For the Three month period ended
                                                                                       September 30, 2001
                                                                   -----------------------------------------------------
                                                                      Income               Shares           Per Share
                                                                   (Numerator)          (Denominator)         Amount
                                                                   -----------          -------------       ---------
             Basic earnings per common share                          $31,891              108,794            $.29
                                                                                                              ====

             Dilutive effect of stock options                              --                6,030
                                                                      -------              -------

             Diluted earnings per common share                        $31,891              114,824            $.28
                                                                      =======              =======            ====

              Options to purchase 2,802 and 1,253 shares of common stock, with an average exercise price of $45.53 and $49.96, were outstanding during the third quarter of 2002 and 2001, respectively, but were excluded from the diluted earnings per common share calculation because the options' exercise prices were greater than the average market price of the Company's common stock.

                                                                                  For the Nine month period ended
                                                                                         September 30, 2002
                                                                   ---------------------------------------------------------
                                                                      Income                 Shares           Per Share
                                                                   (Numerator)           (Denominator)          Amount
                                                                   -----------           -------------        ---------
             Basic earnings per common share                         $105,491                108,988             $.97
                                                                                                                 ====

             Dilutive effect of stock options                              --                  4,686
                                                                     --------                -------

             Diluted earnings per common share                       $105,491                113,674             $.93
                                                                     ========                =======             ====

                                                                                For the Nine month period ended
                                                                                        September 30, 2001
                                                                ----------------------------------------------------------
                                                                    Income                Shares             Per Share
                                                                  (Numerator)          (Denominator)          Amount
                                                                  -----------          -------------         ---------
             Basic earnings per common share                        $91,767               108,685               $.84
                                                                                                                ====

             Dilutive effect of stock options                            --                 6,546
                                                                    -------              --------

             Diluted earnings per common share                      $91,767               115,231               $.80
                                                                    =======              ========               =====

              Options to purchase 2,802 and 1,288 shares of common stock, with an average exercise price of $45.53 and $49.73 were outstanding during the first nine months of 2002 and 2001, respectively, but were excluded from the diluted earnings per common share calculation because the options' exercise prices were greater than the average market price of the Company's common stock.

        Statements of Cash Flows
        For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

        Supplemental disclosures of cash paid/received during the nine month period ended September 30 is as follows:

                                                  2002          2001
                                                  ----          ----

        Interest paid                         $   2,318      $  2,061
        Interest and dividends received           4,010         6,046
        Income taxes paid                        34,210            --

        Management's Use of Estimates
        The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Comprehensive Income - The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income includes net income, foreign currency translation adjustments, and unrealized holding gains and losses and is presented on the accompanying Consolidated Statements of Income. Accumulated other comprehensive losses on the Consolidated Balance Sheets is the change from December 31, 2001 to September 30, 2002 as follows:

                                                        Foreign         Unrealized       Accumulated
                                                       Currency           Holding           Other
                                                      Translation         Losses        Comprehensive
                                                      Adjustments     on Investments        Losses
                                                      -----------     --------------    -------------
              Beginning balance (Dec. 31, 2001)           $(978)          $  (996)         $ (1,974)
              Current period change                         656            (2,041)           (1,385)
                                                          -----           -------          --------

              Ending Balance (September 30, 2002)         $(322)          $(3,037)         $ (3,359)
                                                          =====           =======          ========

Note 3. Receivables - Receivables on the accompanying Consolidated Balance Sheets consist of the following:

                                                                September 30, 2002        December 31, 2001
                                                                ------------------        -----------------
              Trade receivables                                      $ 29,189                   $ 26,415
              Fees earned, not received                                 1,326                      2,527
              Fees earned, not billed                                  32,474                     29,085
                                                                     --------                   --------

                                                                       62,989                     58,027
              Less:  Allowance for doubtful accounts                   (1,700)                    (1,700)
                                                                     --------                   --------

                                                                     $ 61,289                   $ 56,327
                                                                     ========                   ========

        Fees earned, not received represent brokerage commissions earned but not yet collected. Fees earned, not billed represent receivables earned but unbilled and result from timing differences between services provided and contractual billing schedules.

         Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets represent fees earned from the Company's wholly owned subsidiaries, SIDCO and SIMC, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies sponsored by the Company.

Note 4. Investments Available for Sale - Investments available for sale consist of investments in mutual funds sponsored by the Company. The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of comprehensive income. Realized gains and losses, as determined on a specific identification basis and declines in value, if any, judged to be other than temporary are reported separately on the accompanying Consolidated Statements of Income.

         Investments available for sale at September 30, 2002 had an aggregate cost of $69,247 and an aggregate market value of $64,317 with gross unrealized holding losses of $4,930. At that date, the net unrealized holding losses of $3,037 (net of income tax benefit of $1,893) were included in Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.

         Investments available for sale at December 31, 2001 had an aggregate cost of $67,996 and an aggregate market value of $66,332 with gross unrealized holding losses of $1,664. At that date, the net unrealized holding losses of $996 (net of income tax benefit of $668) were included in Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.

         The Company continually evaluates the value of its investments that have experienced a decline in value that should be adjusted to its current market value. During the third quarter 2002, management determined that certain investments classified as Investments available for sale experienced a decline in value, which was considered to be other than temporary. As a result, the Company recorded a loss of $2,367 which is included in Net gain on investments on the accompanying Consolidated Statements of Operations.

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

         At September 30, 2002, income before taxes, on the accompanying Consolidated Statements of Income include a net gain of $3,308 and $5,500 from hedge ineffectiveness for the third quarter 2002 and nine month period ended September 30, 2002, respectively.

         The Company currently holds futures contracts with a notional amount of $5,107 with a financial institution for various terms. The Company also currently holds equity derivatives with a notional amount of $15,297 with a financial institution with various terms. During the nine month period ended September 30, 2002, the Company did not enter into or hold derivative financial instruments for trading purposes.

Note 6. Other Assets - Other assets on the accompanying Consolidated Balance Sheets consist of the following:

                                                      September 30, 2002     December 31, 2001
                                                      ------------------     -----------------
         Investment in unconsolidated affiliate           $    7,929             $   6,033
         Other, net                                           14,596                15,550
                                                          ----------             ---------

         Other assets                                     $   22,525             $  21,583
                                                          ==========             =========

         Other, net consists of long-term prepaid expenses, deposits and other investments carried at cost.

         Investment in Unconsolidated Affiliate - LSV Asset Management ("LSV") is a partnership formed between the Company and several leading academics in the field of finance. LSV is a registered investment advisor, which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds. The Company's interest in LSV was approximately 44 percent for the nine month period ending September 30, 2002 and 45 percent for the nine month period ending September 30, 2001. LSV is accounted for using the equity method of accounting due to the Company's less than 50 percent ownership. The Company's portion of LSV's net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income.

         The following table contains the condensed statements of income of LSV for the three month period ending September 30:

                                       2002          2001
                                       ----          ----

         Revenues                    $ 9,047       $ 7,672
                                     =======       =======

         Net income                  $ 6,526       $ 5,682
                                     =======       =======

          The following table contains the condensed statements of income of LSV for the nine month period ending September 30:

                                             2002                  2001
                                             ----                  ----

          Revenues                          $26,914               $22,360
                                            =======               =======

          Net income                        $19,716               $16,454
                                            =======               =======


          The following table contains the condensed balance sheets of LSV:

                                       September 30, 2002    December 31, 2001
                                       ------------------    -----------------

          Current assets                    $16,387              $ 13,394
          Non-current assets                    159                    89
                                            -------              --------

          Total assets                      $16,546              $ 13,483
                                            =======              ========

          Current liabilities               $ 1,807              $  1,686
          Partners' capital                  14,739                11,797
                                            -------              --------
          Total liabilities and
             partners' capital              $16,546              $ 13,483
                                            =======              ========


Note 7. Accrued Expenses - Accrued expenses on the accompanying Consolidated Balance Sheets consist of the following:

                                                         September 30, 2002         December 31, 2001
                                                         ------------------         -----------------
              Accrued compensation                            $  38,687                  $  39,542
              Accrued income taxes                               14,645                      5,871
              Accrued proprietary fund services                   9,261                     12,463
              Accrued brokerage services                          9,394                      8,456
              Other accrued expenses                             53,217                     62,076
                                                              ----------                 ---------

              Total accrued expenses                          $ 125,204                  $ 128,408
                                                              =========                  =========

Note 8. Line of Credit - The Company has a line of credit agreement (the "Agreement") with a principal lending institution that provides for borrowings of up to $25,000 and expires on December 19, 2002, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or one and one-quarter percent above the London Interbank Offer Rate (LIBOR). The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. There were no borrowings on the Company's line of credit during the nine month period ending September 30, 2002 and 2001.

Note 9. Long-term Debt - On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20% Senior Notes, Series A, and $15,000 of 7.27% Senior Notes, Series B, (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The Company may, at its option, prepay all or part of these Notes. The prepayment amount would be 100 percent of the principal amount of the Notes, together with interest on the Notes accrued to the date of prepayment in addition to a make-whole amount. The proceeds from the Notes were used to repay the outstanding balance on the Company's line of credit at that date. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. The Company was in compliance with all covenants under the Notes during the nine month period ending September 30, 2002.

          Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled principal payment of $2,000 in February 2002. The current portion of the Notes amounted to $4,000 at September 30, 2002.

          On June 26, 2001, the Company entered into a loan agreement (the "Agreement") with a separate lending institution. The Agreement provides for borrowing up to $25,000 in the form of a term loan, and expires on March 31, 2006 and is payable in seventeen equal quarterly installments. The term loan, when utilized, accrues interest at the Prime rate or one and thirty-five hundredths of one percent above the London Interbank Offer Rate (LIBOR). The Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. None of these covenants negatively affect the Company's liquidity or capital resources. On August 2, 2001, the Company borrowed $25,000 on this term loan. The proceeds from the term loan were used to support capital improvement projects for our corporate campus and other business purposes. The Company made its scheduled principal payments of $1,389 in March, June and September of 2002. The current portion of the notes amounted to $5,556 at September 30, 2002. The Company was in compliance with all covenants during the nine month period ending September 30, 2002.

Note 10. Common Stock Buyback - The Board of Directors has authorized the purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $603,365, including an additional authorization of $50,000 on September 23, 2002. Through September 30, 2002, a total of 104,825,000 shares at an aggregate cost of $562,078 have been purchased and retired. During the three month period ended September 30, 2002, the Company purchased 2,303,000 shares at an aggregate cost of $59,559. The Company purchased 3,723,000 shares at a total cost of $103,639 during the nine month period ended September 30, 2002.

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

          The Company purchased in a privately negotiated transaction 750,000 shares for $20,340 on October 23, 2002 from an institutional investor that holds greater than 10 percent of the outstanding shares.

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

          The Company's management evaluates financial performance of its operating segments based on Income from operations. Our operations and organizational structures were realigned in 2001 into separate business units that offer products and services tailored for particular market segments. Our reportable segments are Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. The accounting policies of the reportable segments are the same as those described in Note 1. The information in the following tables is derived from the Company's internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months period ended September 30, 2002. Management evaluates Company assets on a consolidated basis during interim periods.

          The following tables highlight certain unaudited financial information about each of the Company's segments for the three months ended September 30, 2002 and 2001.

                         Private                                              Investments         General
                         Banking     Investment                     Money       In New              And
                         & Trust      Advisors     Enterprises     Managers    Businesses      Administrative     Total
                         -------      --------     -----------     --------    ----------      --------------     -----

                                                 For the Three-Month Period Ended September 30, 2002

                       ---------------------------------------------------------------------------------------------------
Revenues                 $80,510      $35,866        $13,393       $ 12,502     $ 11,045                        $ 153,316
                         -------      -------        -------       --------     --------                        ---------

Operating
   income (loss)         $34,296      $20,023        $ 5,502       $  2,118     $ (3,520)         $ (5,779)     $  52,640
                         -------      -------        -------       --------     --------          --------

Other income, net                                                                                               $   4,075
                                                                                                                ---------

Income before
   income taxes                                                                                                 $  56,715
                                                                                                                ---------

Depreciation and
   amortization          $ 2,736      $   820        $   279       $    289     $    345          $    146      $   4,615
                         -------      -------        -------       --------     --------          --------      ---------

Capital
   expenditures          $ 2,983      $   986        $   370       $    417     $    308          $    283      $   5,347
                         -------      -------        -------       --------     --------          --------      ---------

                         Private                                              Investments         General
                         Banking     Investment                     Money        In New             And
                         & Trust      Advisors     Enterprises     Managers    Businesses      Administrative     Total
                         -------      --------     -----------     --------    ----------      --------------     -----

                                                 For the Three-Month Period Ended September 30, 2001

                       --------------------------------------------------------------------------------------------------
Revenues                 $89,201      $38,841        $15,559       $  9,682     $ 10,120                        $ 163,403
                         -------      -------        -------       --------     --------                        ---------

Operating
   income (loss)         $37,562      $15,420        $ 4,366       $  2,054     $ (6,886)         $ (5,887)     $  46,629
                         -------      -------        -------       --------     --------          --------

Other income, net                                                                                               $   3,992
                                                                                                                ---------

Income before
   income taxes                                                                                                 $  50,621
                                                                                                                ---------

Depreciation and
   amortization          $ 2,846      $   938        $   333       $    259     $    352          $    183      $   4,911
                         -------      -------        -------       --------     --------          --------      ---------

Capital
   expenditures          $ 5,382      $ 1,005        $   368       $    400     $    636          $    502      $   8,293
                         -------      -------        -------       --------     --------          --------      ---------

  The following tables highlight certain unaudited financial information about each of the Company's segments for the nine months ended September 30, 2002 and 2001.

                         Private                                              Investments       General
                         Banking     Investment                    Money        In New            And
                         & Trust      Advisors    Enterprises     Managers    Businesses     Administrative     Total
                         -------      --------    -----------     --------    ----------     --------------     -----

                                       For the Nine-Month Period Ended September 30, 2002

                       -----------------------------------------------------------------------------------------------
Revenues               $  246,346    $  113,986   $    42,420     $  34,103     $  34,527                     $ 471,382
                       ----------    ----------   -----------     ---------      --------                      ---------

Operating
  income (loss)        $  101,773    $   58,463   $    16,682     $   6,693     $ (10,142)     $ (17,460)     $ 156,009
                       ----------    ----------   -----------     ---------     ---------      ---------

Other income, net                                                                                             $  11,436
                                                                                                              ---------

Income before
  income taxes                                                                                                $ 167,445
                                                                                                              ---------

Depreciation and
  amortization         $    8,337    $    2,315   $       807     $     783     $     959      $     414      $  13,615
                       ----------    ----------   -----------     ---------     ---------      ---------      ---------

Capital
  expenditures         $   12,693    $    4,282   $     1,947     $   1,451     $   1,741      $   1,229      $  23,343
                       ----------    ----------   -----------     ---------     ---------      ---------      ---------

                        Private                                              Investments        General
                        Banking      Investment                    Money       In New             And
                        & Trust       Advisors    Enterprises     Managers   Businesses      Administrative     Total
                        -------      ----------   -----------     ---------  -----------     --------------     -----

                                       For the Nine-Month Period Ended September 30, 2001

                       ------------------------------------------------------------------------------------------------
Revenues               $  271,793    $  115,607   $    48,757     $  26,154     $  30,873                     $ 493,184
                       ----------    ----------   -----------     ---------     ---------                     ---------

Operating
  income (loss)        $  106,697    $   44,541   $    14,839     $   2,666     $ (17,180)     $ (17,391)     $ 134,172
                       ----------    ----------   -----------     ---------     ---------      ---------

Other income, net                                                                                             $  11,490
                                                                                                              ---------

Income before
  income taxes                                                                                                $ 145,662
                                                                                                              ---------

Depreciation and
  amortization         $    9,002    $    2,449   $       849     $     706     $   1,001      $     520      $  14,527
                       ----------    ----------   -----------     ---------     ---------      ---------      ---------

Capital
  expenditures         $   19,161    $    3,006   $     1,102     $   1,047     $   1,357      $   1,503      $  27,176
                       ----------    ----------   -----------     ---------     ---------      ---------      ---------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
            (In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at September 30, 2002 and 2001, the consolidated results of operations for the three and nine months ended September 30, 2002 and 2001 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements. Financial information on each of these segments is reflected in Note 11 of the Notes to Consolidated Financial Statements.

Results of Operations

Three and Nine Months Ended September 30, 2002 compared to Three and Nine Months Ended September 30, 2001

Consolidated Overview

Our operations and organizational structures were realigned in 2001 into business units that offer products and services tailored for particular market segments. Our reportable segments are Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. The accounting policies of our business segments are the same as those used in the preparation of the consolidated financial statements. Management evaluates financial performance of its operating segments based on Income from operations.

Revenue and Income from operations by segment for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                                  Three Months ended September 30,        Nine Months ended September 30,
                                                                           Percent                                Percent
                                                  2002         2001         Change        2002         2001        Change
                                                  ----         ----         ------        ----         ----        ------
Private Banking and Trust:
   Revenues                                     $ 80,510     $ 89,201         (10%)     $246,346      $271,793       (9%)
   Income from operations                         34,296       37,562          (9%)      101,773       106,697       (5%)

Investment Advisors:
   Revenues                                       35,866       38,841          (8%)      113,986       115,607       (1%)
   Income from operations                         20,023       15,420          30%        58,463        44,541       31%

Enterprises:
   Revenues                                       13,393       15,559         (14%)       42,420        48,757      (13%)
   Income from operations                          5,502        4,366          26%        16,682        14,839       12%

Money Managers:
   Revenues                                       12,502        9,682          29%        34,103        26,154       30%
   Income (loss) from operations                   2,118        2,054           3%         6,693         2,666      151%

Investments in New Businesses:
   Revenues                                       11,045       10,120           9%        34,527        30,873       12%
   Loss from operations                           (3,520)      (6,886)         49%       (10,142)      (17,180)      41%

 General and Administrative:
   Loss from operations                           (5,779)      (5,887)          2%       (17,460)      (17,391)       0%

Consolidated Segment Totals:
   Revenues                                     $153,316     $163,403          (6%)     $471,382      $493,184       (4%)
   Income from operations                       $ 52,640     $ 46,629          13%      $156,009      $134,172       16%

Revenues decreased from the corresponding prior year periods primarily due to client losses, the recent downturn in the capital markets and economic uncertainty. During the latter part of 2001, certain clients in our fund processing and institutional asset management businesses terminated their relationship with us. The effect of these lost clients has had a negative impact on our revenues during 2002. The recent downturn in the capital markets has adversely affected the value of our assets under management and administration. This directly reduces the revenue we generate from our businesses receiving asset-based fees. In addition, economic uncertainty during the past year has slowed many purchase decisions in most of our target markets. However, we continue to experience moderate growth through new sales, although this has only partially mitigated our revenue losses.

Income from operations improved $6,011 or 13 percent, over the third quarter 2001, and $21,837 or 16 percent, over the nine months 2001. Operating margins for the third quarter 2002 increased to 34 percent from 29 percent for the third quarter 2001, and for the nine months ended 2002 increased to 33 percent from 27 percent for the nine months ended 2001. The increase in operating income and operating margins was due to cost controls and improved productivity. We continued to manage discretionary expenses effectively and prioritize our investment spending. Our investment spending focuses around building outsource business solutions for our target markets.

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

Asset Balances
(In millions)

                                                                            As of September 30,          Percent
                                                                            -------------------
                                                                          2002               2001         Change
                                                                          ----               ----         ------
Assets invested in equity and fixed income programs                     $ 52,450          $  52,795          (1%)
Assets invested in liquidity funds                                        19,763             21,208          (7%)
                                                                        --------          ---------
   Assets under management                                                72,213             74,003          (2%)

Client proprietary assets under administration                           161,207            169,860          (5%)
                                                                        --------          ---------
   Assets under management and administration                           $233,420          $ 243,863          (4%)
                                                                        ========          =========

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

                                                           Three Months Ended                         Nine Months Ended
                                                  Sept. 30,      Sept. 30     Percent        Sept. 30,      Sept. 30   Percent
                                                    2002           2001       Change            2002          2001     Change
                                                    ----           ----       ------            ----          ----     ------
Revenues:
Investment processing fees                         $57,330        $57,127         0%          $171,659      $173,032       (1%)
Fund processing fees                                13,360         21,326       (37%)           43,696        66,027      (34%)
Investment management fees                           9,820         10,748        (9%)           30,991        32,734       (5%)
                                                   -------        -------                     --------      --------
     Total revenues                                 80,510         89,201       (10%)          246,346       271,793       (9%)

Expenses:
Operating and development                           33,854         39,359       (14%)          111,117       128,213      (13%)
Sales and marketing                                 12,360         12,280         1%            33,456        36,883       (9%)
                                                   -------        -------                     --------      --------

     Total operating profits                       $34,296        $37,562        (9%)         $101,773      $106,697       (5%)
                                                   =======        =======                     ========      ========

     Profit margin                                      43%            42%                          41%           39%

Percent of Revenue:
Operating and development                               42%            44%                          45%           47%
Sales and marketing                                     15%            14%                          14%           14%


Investment processing fees for 2001 included one-time implementation fees for additional account conversion activity relating to acquisitions by some of our bank clients. Recurring processing fees increased in 2002 from these clients, however the decrease in one-time implementation fees was more than the increase in recurring processing fees.

The decrease in fund processing fees in both comparable periods in 2002 was mainly due to the loss of certain clients during the latter part of 2001. The loss of these clients resulted in a significant decrease in assets under administration. As a result of these lost clients, fund processing fees decreased approximately $4,500 for the three months ended September 30, 2002 and $18,900 for the nine months ended September 30, 2002 as compared to the prior year comparable periods Also, the recent decline in the capital markets has negatively affected the value of the assets we administer which in turn had adversely affected the revenues we earn from these assets.

Operating profits decreased in 2002, as compared to 2001 for both comparable periods whereas profit margins increased slightly. The decrease in profits was mainly due to the revenue losses mentioned above, net of the decrease in direct expenses associated with these clients. We also continued to be more selective about our investment spending and cost control measures.

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

                                                Three Months Ended                          Nine Months Ended
                                      Sept. 30,      Sept. 30,      Percent       Sept. 30,     Sept. 30,      Percent
                                         2002          2001         Change          2002          2001         Change
                                         ----          ----         ------          ----          ----         ------
Total Revenues                        $ 35,866       $ 38,841         (8%)        $113,986      $115,607         (1%)

Expenses:
Operating and development                8,393         11,449        (27%)          28,303        34,617        (18%)
Sales and marketing                      7,450         11,972        (38%)          27,220        36,449        (25%)
                                      --------       --------                     --------      --------

     Total operating profits          $ 20,023       $ 15,420         30%         $ 58,463      $ 44,541         31%
                                      ========       ========                     ========      ========

     Profit margin                          56%            40%                          51%           38%

Percent of Revenue:
Operating and development                   23%            29%                          25%           30%
Sales and marketing                         21%            31%                          24%           32%

Revenues decreased slightly over the prior year periods primarily due to the decline in average assets under management offset in part by new business. We established approximately 470 new registered investment advisor relationships during the first nine months of 2002, of which 97 occurred in the third quarter bringing our total network to about 9,170 advisors. However, the recent downturn in the capital markets has negatively affected our revenues.

Operating profits and profit margin improvement was primarily due to the management of discretionary expenses, mainly technology, personnel, and marketing.

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

                                                Three Months Ended                          Nine Months Ended
                                      Sept. 30,     Sept. 30,       Percent       Sept. 30,     Sept. 30,       Percent
                                         2002          2001         Change          2002           2001         Change
                                         ----          ----         ------          ----           ----         ------
Total Revenues                        $ 13,393      $ 15,559         (14%)        $ 42,420      $ 48,757         (13%)

Expenses:
Operating and development                4,147         5,744         (28%)          13,017        16,535         (21%)
Sales and marketing                      3,744         5,449         (31%)          12,721        17,383         (27%)
                                      --------      --------                      --------      --------

     Total operating profits          $  5,502      $  4,366          26%         $ 16,682      $ 14,839          12%
                                      ========      ========                      ========      ========

     Profit margin                          41%           28%                           39%           30%

Percent of Revenue:
Operating and development                   31%           37%                           31%           34%
Sales and marketing                         28%           35%                           30%           36%

The decrease in revenues was primarily due to client losses in our Retirement Solutions business during the fourth quarter of 2001, and the recent downturn in the capital markets. However, we continued to generate new sales in our Retirement Solutions business. We added 14 new clients during the third quarter of 2002 and 34 new clients during the first nine months of 2002. However, the downturn in the capital markets has reduced our asset based fees in both our Retirement Solutions and Treasury Solutions businesses.

The increase in operating profit during both comparable periods was mainly due to our ability to control costs, primarily marketing, personnel, and technology.

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

                                                Three Months Ended                        Nine Months Ended
                                      Sept. 30,     Sept. 30,      Percent      Sept. 30,     Sept. 30,      Percent
                                        2002          2001         Change         2002          2001         Change
                                        ----          ----         ------         ----          ----         ------
Total Revenues                        $ 12,502      $  9,682         29%        $ 34,103       $ 26,154        30%

Expenses:
Operating and development                6,528         4,308         52%          17,614         13,160        34%
Sales and marketing                      3,856         3,320         16%           9,796         10,328        (5%)
                                      --------      --------                    --------       --------

     Total operating profits          $  2,118      $  2,054          3%        $  6,693       $  2,666       151%
                                      ========      ========                    ========       ========

     Profit margin                          17%           21%                         20%            10%

Percent of Revenue:
Operating and development                   52%           45%                         51%            50%
Sales and marketing                         31%           34%                         29%            40%

The increase in revenues over the corresponding prior year periods was primarily due to an increase in average assets under administration as a result of new business. We continue to see market acceptance of our products and services from alternative investment managers and U.S. money mangers.

Operating profits increased while profit margins decreased during the third quarter 2002 as compared to 2001, while operating profits and profit margin increased for the nine months ended 2002 as compared to 2001, primarily due to the new business activity mentioned above combined with expense management and the timing of certain expenses. In addition, revenues are affected by continued volatility in the capital markets. Any significant change in value would have an impact on revenues.

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

                                        Three Months Ended                  Nine Months Ended
                                  Sept. 30,  Sept. 30,  Percent       Sept. 30,  Sept. 30,  Percent
                                    2002       2001      Change          2002       2001    Change
                                    ----       ----      ------          ----       ----    ------
Total Revenues                    $ 11,045   $ 10,120       9%        $  34,527  $ 30,873     12%

Expenses:
Operating and development            9,035     11,497     (21%)          28,829    33,175    (13%)
Sales and marketing                  5,530      5,509       0%           15,840    14,878      6%
                                  --------   --------                 ---------  --------

     Total operating losses       $ (3,520)  $ (6,886)     49%        $ (10,142) $(17,180)    41%
                                  ========   ========                 =========  ========

     Profit margin                     (32%)      (68%)                     (29%)     (56%)

Percent of Revenue:
Operating and development               82%       114%                       84%      108%
Sales and marketing                     50%        54%                       45%       48%

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

                                         Three Months Ended                 Nine Months Ended
                                  Sept. 30,  Sept. 30,  Percent      Sept. 30,  Sept. 30,  Percent
                                    2002       2001     Change          2002      2001      Change
                                    ----       ----     ------          ----      ----      ------
General and Administrative        $  5,779   $  5,887      (2%)      $  17,460  $  17,391      0%

Percent of Consolidated Revenue          4%         4%                       4%         4%

Other Income

Other income on the accompanying Consolidated Statements of Income consist of the following:

                                        Three Months ended                 Nine Months ended
                                  Sept. 30,  Sept. 30,  Percent      Sept. 30, Sept. 30,  Percent
                                    2002       2001      Change        2002       2001     Change
                                    ----       ----      ------        ----       ----     ------
Equity in the earnings of
  unconsolidated affiliate        $ 2,861     $ 2,637       8%       $ 8,643   $ 7,429        16%
Net gain on investments               574           0     100%           574         0       100%
Interest income                     1,303       1,887     (31%)        3,847     5,677       (32%)
Interest expense                     (663)       (532)    (25%)       (1,628)   (1,616)       (1%)
                                  -------     -------                -------   -------

Total other income, net           $ 4,075     $ 3,992       2%       $11,436   $11,490        --
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

Net gain on investments primarily includes hedge ineffectiveness from our hedging activities along with the realized gains and losses from our investments available for sale. (See Notes 4 and 5 of the Notes to Consolidated Financial Statements)

Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period and/or changes in interest rates. The decrease in interest income during both comparable periods in 2002 was primarily due to a reduction in interest rates. This decrease was partially offset by a higher average cash balance during both comparable periods in 2002. Interest expense primarily relates to our long-term debt and other borrowings. (See Note 9 of the Notes to Consolidated Financial Statements)

Income Taxes

Our effective tax rate was 37.0 percent for the periods ending September 30, 2002 and 2001.

Liquidity and Capital Resources

                                                                        Nine Months
                                                             -----------------------------------
                                                                     Ended September 30,
                                                             -----------------------------------
                                                                  2002                2001
                                                                  ----                ----
Net cash provided by operating activities                      $ 128,200           $ 127,044
Net cash used in investing activities                            (18,185)            (71,155)
Net cash used in financing activities                           (111,626)            (70,298)
                                                               ---------           ---------
Net increase (decrease) in cash and cash equivalents              (1,611)            (14,409)

Cash and cash equivalents, beginning of period                   163,685             147,676
                                                               ---------           ---------
Cash and cash equivalents, end of period                       $ 162,074           $ 133,267
                                                               =========           =========

Cash requirements and liquidity needs are primarily funded through operations and our capacity for additional borrowing. We currently have a line of credit that provides for borrowings of up to $25,000. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement, (See Note 8 of the Notes to Consolidated Financial Statements). At September 30, 2002, the unused sources of liquidity consisted of unrestricted cash and cash equivalents of $162,074 and the unused portion of the line of credit of $25,000.

The increase in cash flows from operations was primarily due to an increase in income. The increase in income is due to our cost cutting controls and improved productivity. In addition, cash flows from operations in both comparable periods were affected by the tax benefit received from stock options exercised, changes in our receivables and in other various accrued liabilities.

Cash flows from investing activities are principally affected by capital expenditures and investments in Company-sponsored mutual funds. Capital expenditures in the first nine months of 2002 included $14,641 related to the expansion of our corporate headquarters. The total expected cost of the expansion is estimated at $47,000, of which we have spent $34,040 to date. We expect this project to be completed by the end of 2003. The total expected expansion cost and completion date now include the construction costs of our data center that we are moving to our corporate headquarters. Also, cash flows from investing activities were affected by purchases and sales of our mutual funds, mainly for the testing and subsequent startup of new investment programs to be offered to our clients. Purchases were approximately $16,489 in the first nine months 2002, as compared to $60,464 in the first nine months 2001, whereas sales totaled $21,215 in the first nine months 2002, as compared to $18,227 in the first nine months 2001.

Cash flows from financing activities are primarily affected by debt and equity transactions. Principal payments on the Senior notes are made annually from the date of issuance while interest payments are made semi-annually. Principal payments on the term loan are made quarterly from the date of issuance while interest payments are made based on the term of the LIBOR borrowing. The aggregate maturities of our long-term debt at September 30, 2002 are $1,389 in the fourth quarter 2002, $9,556 each year for the years 2003 thru 2005, $5,389 in 2006, and $9,000 in 2007 and thereafter (See Note 9 of the Notes to Consolidated Financial Statements). We continued our common stock repurchase program. We purchased approximately 3,723,000 shares of our common stock at a cost of $103.6 million during the first nine months of 2002. As of October 31, 2002 we still had approximately $10,204 remaining authorized for the purchase of our common stock. Proceeds received from the issuance of common stock primarily results from the exercise of stock options. Cash dividends of $.11 per share were paid in the first nine months of 2002 and $.09 per share were paid in the first nine months of 2001. Our Board of Directors has indicated its intention to continue making cash dividend payments.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

We are exposed to market risk associated with changes in the fair value of our Investments available for sale. To provide some protection against potential fair value changes associated with our Investments available for sale, we have entered into various derivative financial transactions. The derivative instruments are used to hedge changes in the fair market value of certain Investments available for sale. The derivative instruments are qualifying hedges and as such, changes in the fair value hedge along with changes in the fair value of the related hedged item are reflected in the statements of income. We currently hold derivatives with a notional amount of $20,404 with various terms, generally less than one year. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in current period earnings. We believe the derivative financial instruments entered into provide protection against volatile swings in market valuation associated with our Investments available for sale. During the first nine months of 2002, we did not enter into or hold derivative financial instruments for trading purposes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 6, 2002 was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer. Based on that evaluation, our management, including our chief executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of November 6, 2002.

Changes in Internal Controls - There have been no significant changes to our internal controls or in other factors that could significantly affect these controls subsequent to November 6, 2002.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   The following is a list of exhibits filed as part of the Form
               10-Q.

               99.1 Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. (Page 31)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SEI INVESTMENTS COMPANY


Date November 14, 2002             By /s/ Kathy Heilig
     --------------------             -----------------------------
                                          Kathy Heilig
                                          Vice President and Controller
                                          (Principal Accounting Officer)

I, Alfred P. West Jr. certify that:

1. I have reviewed this quarterly report on Form 10-Q of SEI Investments
Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Alfred P. West, Jr.
---------------------------------------
 Alfred P. West, Jr.
 Chairman and Chief Executive Officer

I, Dennis J. McGonigle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SEI Investments
Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Dennis J. McGonigle
----------------------------------------
 Dennis McGonigle
----------------------------------------
 (principal financial officer)