Form 10-K
period 2002-12-31
SEI CORP
filed 2003-03-28
CIK 350894

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the fiscal year ended: December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from              to
                                      -----------     -----------

                        Commission file number 0 - 10200

                             SEI INVESTMENTS COMPANY
             (Exact name of registrant as specified in its charter)

                           Pennsylvania                                        23-1707341
(State or other jurisdiction of incorporation or organization)   (IRS Employer Identification Number)

          1 Freedom Valley Drive, Oaks, Pennsylvania                           19456-1100
            (Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code                     610-676-1000

  Securities registered pursuant to Section 12(b) of the Act:

                                                                    Name of Each Exchange on Which
                        Title of Each Class                                    Registered
                               None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No[ ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $2.2 billion based on the closing price of $28.17 as reported by NASDAQ on June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the common stock of the registrant.

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
Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Number of shares outstanding of each of the registrant's classes of common stock, as of the close of business on February 28, 2003:

          Common Stock, $.01 par value                 105,554,135

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated by reference herein:

     1. The definitive proxy statement relating to the registrant's 2003 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

                            (Cover page 2 of 2 pages)

                                TABLE OF CONTENTS
                                                                              Page

                                     PART I

Item 1.    Business.                                                            4
Item 2.    Properties.                                                         12
Item 3.    Legal Proceedings.                                                  12
Item 4.    Submission of Matters to a Vote of Security Holders.                12

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related
              Stockholder Matters.                                             13
Item 6.    Selected Financial Data.                                            14
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                       15
Item 8.    Financial Statements and Supplementary Data.                        27
Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.                             60

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.                 61
Item 11.   Executive Compensation.                                             62
Item 12.   Security Ownership of Certain Beneficial Owners and Management.     62
Item 13.   Certain Relationships and Related Transactions.                     62
Item 14.   Controls and Procedures                                             62

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.    63

                                     PART I

Item 1. Business.

Forward Looking Information

Our disclosure and analysis in this Annual Report on Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated products and markets, future revenues, capital expenditures, expansion plans, future financing and liquidity, personnel, and other statements regarding matters that are not historical facts or statements of current condition.

Any or all of our forward-looking statements contained within this Annual Report on Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, we cannot guarantee any forward-looking statements. Actual future results may vary materially.

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

General Development of Business

We were incorporated in Pennsylvania in 1968 and initially offered shares to the public in March 1981. Our principal wholly owned subsidiaries are SEI Investments Distribution Company, or SIDCO, SEI Investments Management Corporation, or SIMC, and SEI Private Trust Company, or SPTC. SIDCO is a broker-dealer registered with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940. SPTC is a federal savings association chartered and regulated by the Office of Thrift Supervision.

Our first trust accounting system was introduced to bank trust departments in 1972. Today, our TRUST 3000(TM) product line, offered through SIMC, provides product capabilities and processing power to large trust institutions. Additionally, SPTC offers back-office accounting and processing services to trust institutions, enabling these institutions to outsource their trust operations and related investment functions.

In 1982, we began to sponsor a number of investment products, primarily in the form of registered investment companies sold to institutional investors and financial intermediaries. SIDCO and SIMC provide asset management and related services that include products and services that enable clients to establish asset allocation strategies and gain access to top-quality investment managers. We have also expanded our asset management services outside the United States by targeting selected foreign markets for our investment management programs.

SIDCO and SIMC also provide a full range of administration and distribution services to mutual funds established by banks and other financial institutions and intermediaries. Typically, the client serve's as the investment advisor for the mutual funds and the mutual funds are sold primarily to customers of the client.

Industry Segments

Financial information is measured internally through the following segments:

     Private Banking and Trust - provides investment processing solutions, fund processing solutions, and investment management programs to banks and other trust institutions.

     Investment Advisors - provides investment management programs and investment processing solutions to affluent investors through a network of independent registered investment advisors, financial planners, and other investment professionals.

     Enterprises - provides retirement investment and business solutions to pension plan sponsors, hospitals, foundations, unions, endowment funds and other institutional investors. We also provide treasury investment and business solutions to corporations.

     Money Managers - provides investment solutions to U.S.-based investment managers, U.S.-based mutual fund companies and to investment managers worldwide of alternative asset classes (e.g., hedge funds and private equity funds).

     Investments in New Businesses - provides investment management, fund processing, and investment processing solutions to non-U.S. banks, investment advisors, enterprises and money managers located outside the United States. This segment also includes other initiatives in new U.S. markets.

The following table shows the portion of our consolidated revenues earned by each segment for each of the past three years:

                                                       2002     2001     2000
                                                       ----     ----     ----

Private Banking and Trust                               52%      55%      57%
Investment Advisors                                     24%      23%      22%
Enterprises                                              9%      10%       9%
Money Managers                                           8%       6%       5%
Investments in New Businesses                            7%       6%       7%
                                                       ---      ---      ---
                                                       100%     100%     100%

Financial information about each segment is contained in Note 12 of the Notes to Consolidated Financial Statements in Item 8, and a discussion about each segment is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Private Banking and Trust

Banks and other trust institutions utilize our comprehensive software products and computer processing services to manage investments for their personal and institutional investors. TRUST 3000 is a complete trust accounting and investment system with fully automated securities movement and control linked directly to the Depository Trust Company. TRUST 3000 offers investment management functionality through integrated products and sub-systems that support investment accounting, client administration, portfolio analysis, and trade order processing for both domestic and global securities processing. TRUST 3000 also provides access to multiple third-party pricing and asset related information. Through training, custom programming and our open architecture strategy, we help adapt our products to each client's particular needs. Clients directly access TRUST 3000 utilizing terminals and workstations that are connected to our data center. As such, we are an application service provider, or ASP.

We believe the value of TRUST 3000 has been enhanced by the StrataQuest(TM) product line which includes technology platform products that manage the flow of data and allow for the integration of TRUST 3000 information with any application operating in our clients' distributed computing environment. StrataQuest is a flexible combination of modular workstation application products that transform data into user-friendly customer service and investment analysis desktop applications.

Our Internet access products, which run as an ASP, are an extension of our investment processing services. StrataWeb(TM) is our Internet solution for accessing investment account and trust account information. It provides our clients' customers the ability to access real-time account information through the Internet. StrataWeb reduces the number of inquiry related phone calls and has e-mail capabilities, customizable features and a secure website that can be integrated with a client's website.

For institutional clients who wish to outsource their trust department operations and processes, we combine our technological strength and investment expertise to assume the entire back-office trust function. As such, we are a business service provider, or BSP. Through our subsidiary SPTC, we provide the following business services: processing, reporting, and custody services as well as automating and centralizing our clients' trust accounting, income collections, securities settlement, and securities processing functions. In addition, SPTC prepares and processes customer statements, investment reviews, and employee benefit accrual reports and remittances to our clients' customers.

Some clients can remit payment to us for investment related services, subject to applicable regulatory guidelines, by directing brokerage commissions to SIDCO through certain clearing agents or clearing brokers. These clients may also apply a portion of such directed brokerage commissions to defray certain other third-party research and investment related costs.

Client contracts for our ASP and BSP services are generally between three and seven years. Revenues are primarily based on monthly processing and software application service fees. Our principal competitors include Fidelity-Trust Technology Services LLC (or FTTS), SunGard Data Systems Inc., Metavante Corporation, and other financial institutions that operate their own trust accounting systems. It has been reported in the industry press and by some clients of FTTS that FTTS will be exiting the trust processing business.

We also provide administration and distribution services to mutual funds and other pools of money sponsored and advised by banks. Administration services consist of: fund accounting, investment tracking, transaction processing, fund valuation, investment and tax reporting, regulatory compliance and daily support. Our distribution services focus on identifying distribution opportunities and establishing product and program strategies that assist the client in attracting and retaining assets.

Our contracts with bank mutual fund complexes for administration and distribution services have terms ranging from two to five years. Revenues are earned based upon a percentage of the average net asset value of the proprietary funds. At December 31, 2002, we had approximately $83.7 billion in assets under administration from banks with mutual fund complexes. Our principal competitors include The BISYS Group, Inc., Federated Investors, Inc., PFPC Worldwide Inc. (a member of the PNC Financial Services Group, Inc.), State Street Bank and Trust Company, and other investment company administrators.

Some of our clients that have outsourced their back-office trust function to us may also be in our investment management programs. These programs are similar to those offered in our investment advisor segment. Investment management programs consist of mutual funds and separate account managers. We have made considerable investments in sales and marketing in order to offer these solutions to this segment's market. We have a core of about 25 small regional and community banks where we had success with the new investment programs.

At December 31, 2002, we had significant relationships with approximately 200 banks and trust institutions, including trust departments of 8 of the top 10 largest U.S. banks. We also had single product relationships with approximately 200 additional clients.

Investment Advisors

We deliver business building solutions to independent broker-dealers, registered investment advisors, financial planners, and life insurance producers located in the United States. Our programs permit these financial advisors to outsource many aspects of asset management, back-office operations, marketing, and client services and allow them to focus their resources on creating financial plans, implementing investment strategies, and educating and servicing their customers. The investment programs offered through these financial advisors are targeted to attract the assets of high-net-worth individual investors (defined as individuals with over $500,000 of investable assets) and small to medium sized institutional plans.

There are five key principles of our investment philosophy: asset allocation, portfolio structure, tax management, specialist investment management, and continuous portfolio management. We offer financial advisors various asset allocation models that provide diversification among investment classes and periodic rebalancing to achieve their customers' investment objectives. The programs allow access to some of the best style-specific money managers normally not available to individual investors. This innovative approach, called Manager of Managers, ensures adherence to our disciplined investment principles because each manager's performance is tracked and scrutinized. We also provide comprehensive support services, including accounting and investor reporting.

Investment management components consist of mutual funds and separate account managers. Advisors are able to customize portfolios to include separate account managers as well as mutual funds. We offer a wide range of investment solutions including tax managed programs. Through our subsidiary SIMC, we serve as the administrator, transfer agent, and fund accountant for the mutual funds. We also act as the investment advisor for many of these products. The investment advisory and administration contracts between SIMC and the funds are subject to annual renewal by the board of trustees of the funds. These contracts provide for the payment of administrative fees based on a percentage of the average daily net asset values of each fund.

At December 31, 2002, there were approximately 1,000 financial advisors who each had at least $5.0 million of customer assets invested in our mutual fund and separate account asset management programs. Our financial advisor clients, taken together, have $24.2 billion, in the aggregate, invested in our asset management programs through separate accounts or through our mutual funds. The principal competition for our asset management products is from other investment advisors and mutual fund companies. In the advisor distributor channel, our main competition is Lockwood Advisors, Inc. (a subsidiary of Bank of New York), which offers a separate account wrap product. Fees are earned as a percentage of average asset values under management.

Enterprises

We provide investment solutions that enable pension plan sponsors, hospitals, foundations, unions, endowment funds, and other institutional investors located in the United States to outsource their investment management process. Our investment solutions integrate a strategic platform with the Manager of Managers investment process and complete plan administrative services, including trustee, custodial, payment, and record-keeping services. Using a disciplined fund management process, we work with each client to develop asset management strategies that are consistent with the client's actuarial valuation, asset liability modeling, and investment restrictions. Then, through the combination of our portfolio construction process, multiple asset classes, and style allocations, we work toward the client's investment goals. We implement our client's strategy through our mutual funds that employ sub-advisors who are specialists in a particular style. The potential benefit of this method is improved performance with reduced volatility because it eliminates the task of attempting to estimate which style of investing will be in favor at any point in time. Specialist-advisors are monitored for performance, so trading strategies conform to predetermined market, sector, and style characteristics. We maintain the asset class exposure within the specifically defined boundaries of our client's asset allocation plan by incorporating a formal rebalancing program in our asset management process.

The principal competition for our asset management products is from Frank Russell Company, a subsidiary of Northwestern Mutual. At December 31, 2002, our primary client base consisted of approximately 400 clients with $16.3 billion in assets invested. Fees are primarily earned as a percentage of average asset values under management.

Money Managers

We provide fund processing to traditional investment managers located in the United States and to investment managers worldwide of alternative asset classes (e.g., hedge funds and private equity funds) including: fund accounting, administration, marketing and distribution, and shareholder services. Fund accounting and administration services are comprised of investment tracking, transaction processing, fund valuation, investment and tax reporting, regulatory compliance and daily support. Distribution services focus on identifying distribution opportunities and establishing product and program strategies that will assist the client in attracting and retaining assets. This includes assistance with developing and executing business and marketing plans. Additionally, we maintain an office in Dublin, Ireland that offers fund administration and shareholder services to fund complexes requiring offshore capabilities. This multidisciplinary global team is experienced in administering a full range of investment structures including mutual funds, money funds, and hedge funds. Our principal competitors include The BISYS Group, Inc., Federated Investors, Inc., Citco, PFPC Worldwide Inc. (a member of the PNC Financial Services Group, Inc.), State Street Bank and Trust Company, and Bank of Bermuda.

At December 31, 2002 we provided fund processing services to approximately 140 investment management companies and alternative investment managers with assets under management and administration of approximately $80.3 billion. Our contracts generally have terms ranging from one to five years. Fees are primarily earned as a percentage of average asset values under management and administration.

Investments in New Businesses

We have several other business ventures intended to expand our asset management programs and services to high-net-worth investors, pension plans, governmental organizations, and private corporations in certain foreign countries.

Using the same asset management disciplines that have benefited our U.S. clients, we provide investment management programs tailored to the needs of institutional and affluent individual investors in selected target markets:
Canada, Europe/South Africa, and Asia. These initial efforts have created distribution channels for our asset management services and have positioned us for the introduction of new products.

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

We are also expanding our investment solutions to include affluent families located in the United States. Our family wealth management solution offers flexible family office type services through a highly personalized solution while utilizing the Manager of Managers investment process.

At December 31, 2002, we had approximately $7.8 billion in assets under management and an additional $4.9 billion in assets under administration from our clients. The global market for financial services is highly competitive and is subject to regulatory and financial constraints. Additionally, we have to overcome recognition and branding hurdles caused by lack of an historical record in a particular market. We attempt to overcome these obstacles by partnering with firms with an established market presence. We believe that this also helps us make decisions about product packaging and distribution strategies because we get access to a local staff that understands the local culture. Fees are primarily earned as a percentage of average asset values under management.

Other

Equity Investments

LSV Asset Management, or LSV, is a partnership formed with three leading academics in the field of finance. LSV, a registered investment advisor, provides investment advisory services to institutions, including pension plans and investment companies. LSV is a value-oriented, contrarian money manager that offers a deep-value investment alternative utilizing a proprietary equity investment model to identify securities that are generally considered to be out of favor by the market. LSV is currently the specialist advisor to a portion of the SEI Large Cap Value Funds and the SEI Small Cap Value Funds. In addition, LSV is a portfolio manager to a portion of our global investment products. At December 31, 2002, LSV managed about $9.3 billion in total assets of which approximately $1.4 billion related to our products. We account for LSV using the equity method of accounting due to our less than 50 percent ownership interest. At December 31, 2002, our interest in LSV was approximately 44 percent of the partnership's total interests. Our portion of LSV's net operating income was $12.7 million in 2002, $10.3 million in 2001, and $7.5 million in 2000.

Research and Development

We continue to devote significant resources to research and development. We expended, including amounts capitalized, approximately $53.6 million in 2002, $61.5 million in 2001, and $58.7 million in 2000 to design, develop, and modify existing or new products and services. Our research and development expenditures as a percentage of sales were 8.6 percent in 2002, 9.3 percent in 2001, and 9.8 percent in 2000.

System requirements to satisfy the needs of the financial services industry are complex, substantial and continually evolving because of a number of different factors, including but not limited to, increased trading volume, introduction of new investment alternatives, changes in technology, changes in laws, and increased competition. We believe service to existing and potential clients is enhanced by substantial investment in improving existing software products and developing new products and services for the financial services industry. To sustain and enhance our competitive position in the industry, we are committed to a continuous and high level of expenditures for research and development. We utilize numerous professionals solely dedicated to the design, development, and enhancement of our software products.

An area of emphasis for us has been in the development of straight through processing platforms. The securities industry is moving towards a trade date plus one settlement cycle where all trades will be settled on the next business day. Our project plan is far more expansive than that of the securities industry. We are building a number of different platforms that are designed to streamline the entire investment transaction process from beginning to end for both financial and non-financial transactions. Straight through processing is designed to increase operational efficiency and is intended to significantly reduce processing and trading errors. We have made modifications to our system infrastructure to accommodate increased functional capabilities.

Marketing and Sales

Our services are primarily sold directly to potential clients in our target markets. We employ sales representatives in each segment. These sales personnel operate from offices located throughout the United States, Canada, Western Europe, South Africa and other locations.

Customers

For the year ended December 31, 2002, no single customer accounted for more than 10 percent of revenues in any industry segment.

Personnel

At February 28, 2003, we had 1,824 full-time and 66 part-time employees. None of our employees are represented by a labor union. Management considers employee relations to be good.

Regulatory Considerations

SIDCO and SIMC are subject to various federal and state laws and regulations that grant supervisory agencies, including the SEC, broad administrative powers. In the event of a failure to comply with these laws and regulations, the possible sanctions that may be imposed include the suspension of individual employees, limitations on the permissibility of SIDCO, SIMC, SEI, and our other subsidiaries to engage in business for specified periods of time, the revocation of applicable registration as a broker-dealer or investment advisor, as the case may be, censures, and fines. SPTC is subject to laws and regulations imposed by Federal and state banking authorities. In the event of a failure to comply with these laws and regulations, restrictions, including, without limitation, revocation of applicable banking charter, may be placed on the business of SPTC. Additionally, the securities and banking laws applicable to us and our subsidiaries provide for certain private rights of action that could give rise to civil litigation. Any litigation could have significant financial and non-financial consequences including money judgments and the requirement to take action or limit activities that could ultimately affect our business.

We offer investment and banking products that also are subject to regulation by the federal and state securities and banking authorities, as well as non-U.S. regulatory authorities, where applicable. Existing or future regulations that affect these products could lead to a reduction in sales of these products. Directed brokerage payment arrangements offered by us are also subject to SEC and other federal regulatory authorities. Changes in the regulation of directed brokerage or soft dollar payment arrangements could affect sales of some services, primarily our brokerage services.

Bank clients are subject to supervision by federal and state banking authorities concerning the manner in which such clients purchase and receive our products and services. Plan sponsor clients are subject to supervision by the Department of Labor and compliance with employee benefit regulations. Investment advisor and broker-dealer clients are regulated by the SEC and state securities authorities. Existing or future regulations applicable to our clients may affect our clients' purchase of our products and services.

Risk Factors

We believe that the risks and uncertainties described below are those that impose the greatest threat to the sustainability of our business. However, there are other risks and uncertainties that exist that may be unknown to us or, in the present opinion of our management, do not pose a material exposure to us. If any of the events were to occur, our future results of operations, financial condition or liquidity could be materially adversely affected.

Our revenues and earnings are affected by changes in the capital markets. A significant portion of our revenues are asset-based fees, which are derived from the assets we manage and administer. Economic uncertainty and volatile capital markets may influence an investor's decision to invest in and maintain an investment in a mutual fund. As a result, the value of the assets we manage and administer could fluctuate and cause a reduction in our revenues and earnings.

Changes in interest rates may affect fees from our money market funds. Interest rates during the past several years have remained relatively low. The effect of rising interest rates may prompt investors to redeem their shares in our money market funds for other securities offering higher yields. These redemptions would cause a decline in the amount of money market assets we manage, thereby negatively affecting our revenues.

Poor fund performance may affect our revenues and earnings. We operate in a highly competitive business environment and our success is dependent upon the performance of our funds. Our ability to maintain and attract new clients may be affected if the performance of our mutual funds, relative to market conditions and other comparable funds, is lower. Investors may decide to place their investable funds elsewhere which would reduce the amount of assets we manage resulting in a decrease in our revenues.

Consolidation within our target markets may affect our business. Merger and acquisition activity within our target markets is a major strategic issue for us. Consolidations between banks and other financial institutions could reduce our existing client base and the number of potential clients. This activity may also cause larger institutions to internalize some or all of our services. These factors may negatively impact our ability to generate future growth in revenues and earnings.

Our business is subject to governmental regulation. Our business is subject to laws and regulations promulgated by federal, state and foreign authorities. We are most affected by regulations established by the SEC particularly under the Investment Company Act and the Investment Advisers Act of 1940, regulations for broker-dealers established by the National Association of Securities Dealers, and federal banking laws as established by the Office of Thrift Supervision. We are also regulated by many other authorities at the state level as well as from foreign authorities. Noncompliance with any of these regulations may result in fines, suspension of business, or a cease and desist order. Any significant action taken by governmental regulators imposed on us may materially affect our future operations. Also, changes to current laws and regulations may adversely affect our ability to operate competitively.

We are exposed to systems and technology risks. Our business operations rely heavily on the use of our proprietary systems and technology. Through our proprietary system, we maintain and process data for our clients that is critical to their business operations. An unanticipated interruption of service or the infiltration by an unauthorized user may have significant ramifications, such as lost data, damaged software codes, or inaccurate processing of transactions. As a result, the cost necessary to rectify the problem may be substantial.

We rely on our executive officers and senior management. Our future success depends on retaining seasoned highly skilled management personnel. Most of our executive officers and senior management personnel do not have employment agreements with us. The loss of these individuals may have a material adverse affect on our future operations.

Available Information

We maintain a website at www.seic.com and make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The material on our website is not part of this report.

Item 2. Properties.

Our corporate headquarters is located in Oaks, Pennsylvania and consists of six buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompass approximately 444,000 square feet. We are currently building a 34,000 square foot data center facility, which we expect to complete by mid-2004. This facility will replace our existing data center and warehouse facility, which is housed in an additional 70,000 square feet of leased space in Wayne, Pennsylvania. We also lease an additional 67,500 square feet of space in Wayne, Pennsylvania for our mutual funds operation. All other offices that we lease aggregate 92,000 square feet. Additionally, we own a 3,400 square foot condominium in New York, New York that we use for business purposes.

Item 3. Legal Proceedings.

There are no legal proceedings to which we are a party or to which any of our properties is subject that we believe will have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Registrant

Information with regard to our executive officers is contained in Item 10 of this report and is incorporated by reference into this Part I.

                                     PART II

Item 5. Market for the Registrant's Securities and Related Stockholder Matters.

Price Range of Common Stock:

Our common stock is traded in the NASDAQ National Market System under the symbol "SEIC". The following table shows the range of sales prices on the NASDAQ National Market System for the periods indicated.

2002              High      Low
----             ------   ------
First Quarter    $45.98   $36.40
Second Quarter    42.83    27.25
Third Quarter     31.09    22.12
Fourth Quarter    32.70    18.82


2001              High      Low
----             ------   ------
First Quarter    $54.91   $27.88
Second Quarter    48.00    26.25
Third Quarter     51.75    27.27
Fourth Quarter    46.00    28.85

As of February 28, 2003, there were approximately 700 shareholders of record. Our Board of Directors declared a $.06 dividend in May and December of 2002, and a $.05 dividend in May and December of 2001. All stock prices have been restated to reflect the two-for-one stock split paid in February 2001 (See Note 8 of the Notes to the Consolidated Financial Statements).

Item 6. Selected Financial Data.
(In thousands, except per share data)

The following table represents selected consolidated financial information for the five year period ended December 31, 2002. This data should be read in conjunction with the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

For the Year Ended December 31,                           2002       2001       2000       1999       1998
------------------------------------------------------------------------------------------------------------
Revenues ............................................   $620,819   $658,013   $598,806   $456,192   $366,119
Expenses:
   Operating and development ........................    264,032    298,728    279,024    215,216    180,937
   Sales and marketing ..............................    124,784    152,642    154,984    126,184    103,834
   General and administrative .......................     22,184     23,457     16,839     12,298     13,463
                                                        --------   --------   --------   --------   --------

Income from operations ..............................    209,819    183,186    147,959    102,494     67,885
Equity in the earnings of unconsolidated affiliate ..     12,652     10,342      7,533      6,765      3,015
Net loss on investments .............................     (2,360)        --         --         --         --
Interest income .....................................      5,200      6,945      6,419      2,285      1,558
Interest expense ....................................     (2,263)    (2,149)    (2,293)    (2,375)    (2,575)
                                                        --------   --------   --------   --------   --------
Income from continuing operations
   before income taxes ..............................    223,048    198,324    159,618    109,169     69,883
Income taxes ........................................     82,528     73,380     60,655     42,030     26,904
                                                        --------   --------   --------   --------   --------
Income from continuing operations ...................    140,520    124,944     98,963     67,139     42,979
Income from disposal of
   discontinued operations ..........................         --         --         --      1,292        710
                                                        --------   --------   --------   --------   --------
Net income ..........................................   $140,520   $124,944   $ 98,963   $ 68,431   $ 43,689
------------------------------------------------------------------------------------------------------------
Basic earnings per common share from
   continuing operations (a) ........................   $   1.30   $   1.15   $    .93   $    .63   $    .40
Basic earnings per common share from
   discontinued operations (a) ......................         --         --         --        .01        .01
                                                        --------   --------   --------   --------   --------
Basic earnings per common share (a) .................   $   1.30   $   1.15   $    .93   $    .64   $    .41
Shares used to calculate basic earnings per
   common share (a) .................................    108,330    108,596    106,490    106,632    106,962
------------------------------------------------------------------------------------------------------------
Diluted earnings per common share from
   continuing operations (a) ........................   $   1.25   $   1.09   $    .87   $    .59   $    .37
Diluted earnings per common share from
   discontinued operations (a) ......................         --         --         --        .01        .01
                                                        --------   --------   --------   --------   --------
Diluted earnings per common share (a) ...............   $   1.25   $   1.09   $    .87   $    .60   $    .38
Shares used to calculate diluted earnings per
   common share (a) .................................    112,803    114,810    113,820    113,826    114,756
------------------------------------------------------------------------------------------------------------
Cash dividends declared per common share (a) ........   $    .12   $    .10   $    .08   $    .07   $    .05
------------------------------------------------------------------------------------------------------------
Financial Position as of December 31,
Cash and cash equivalents ...........................   $165,724   $163,685   $147,676   $ 73,206   $ 52,980
Total assets ........................................   $464,147   $460,916   $375,582   $253,779   $208,772
Long-term debt (including short-term portion) .......   $ 43,056   $ 50,611   $ 29,000   $ 31,000   $ 33,000
Shareholders' equity ................................   $290,007   $270,593   $197,421   $ 79,002   $ 59,685
------------------------------------------------------------------------------------------------------------

(a) All share and per share information has been adjusted to reflect the three-for-one stock split paid in June 2000 and the two-for-one stock split paid in February 2001. See Note 8 of the Notes to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
                      (In thousands, except per share data)

This discussion reviews and analyzes the consolidated financial condition at December 31, 2002 and 2001, the consolidated results of operations for the past three years, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this report.

Results of Operations

Consolidated Overview

Our operations are organized into five business segments that offer various products and services tailored to meet the needs of particular markets. Our reportable segments are Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. The accounting policies of our business segments are the same as those used in preparation of the consolidated financial statements. Management evaluates financial performance of our operating segments based on Income from operations.

Revenues and Income from operations by segment for 2002, 2001, and 2000 are as follows:

(In thousands)                          Year ended December 31,
                                    ------------------------------
                                      2002       2001       2000
                                    --------   --------   --------
Private Banking and Trust:
   Revenues                         $324,505   $360,069   $338,416
   Income from operations            138,004    144,225    130,522

Investment Advisors:
   Revenues                          149,181    154,988    133,959
   Income from operations             78,009     61,060     44,510

Enterprises:
   Revenues                           55,875     64,522     55,034
   Income from operations             21,836     20,003     10,365

Money Managers:
   Revenues                           46,220     36,576     32,349
   Income from operations              8,864      4,944      2,556

Investments in New Businesses:
   Revenues                           45,038     41,858     39,048
   Loss from operations              (14,710)   (23,589)   (23,155)

General and Administrative:
   Loss from operations              (22,184)   (23,457)   (16,839)

Consolidated Segment Totals:
   Revenues                         $620,819   $658,013   $598,806
   Income from operations           $209,819   $183,186   $147,959

Other income, net                     13,229     15,138     11,659
                                    --------   --------   --------

Income before income taxes           223,048    198,324    159,618

Income taxes                          82,528     73,380     60,655
                                    --------   --------   --------

Net income                          $140,520   $124,944   $ 98,963
                                    ========   ========   ========

Diluted earnings per common share   $   1.25   $   1.09   $    .87
                                    ========   ========   ========

Consolidated revenues decreased $37.2 million, or 6 percent, to $620.8 million in 2002 compared to 2001, but were up $59.2 million, or 10 percent, to $658.0 million in 2001 over 2000. Our revenues decreased during 2002 primarily due to the loss of certain clients in our Private Banking and Trust and Enterprises segments during the latter part of 2001. Revenues for 2002 reflect the full year negative impact from these lost clients whereas 2001 revenues were only moderately affected. Revenues for both comparable periods were impacted by the volatile capital markets during the past few years. This, along with client redemptions, resulted in a reduction of our asset-based fee revenues and created economic uncertainty that has slowed some buying decisions in our target markets. Despite this, we were able to generate sales to new clients and cross-sales to existing clients. New business activity was the primary driver for revenue expansion during 2001. However, the decline in the capital markets has reduced our asset-based fee revenues greater than revenue increases from new sales activity during 2002.

Operating income was up $26.6 million in 2002, or 15 percent, and $35.2 million in 2001, or 24 percent, over prior year comparable periods. Operating margins also improved during the past three years, 34 percent in 2002, 28 percent in 2001, and 25 percent in 2000. The improvement in both operating income and operating margin was primarily due to cost containment and improved productivity in both comparable periods, especially during 2002. Operating income and margin during 2001 was also boosted by revenue growth. We focused our cost containment efforts at discretionary spending, primarily marketing, consulting, and annual incentive compensation payments. A portion of our personnel costs are paid in the form of sales commissions and non-sales bonus payments that are tied to performance goals at the corporate and business unit levels. The actual amount of bonuses to be paid for the year is a function of actual performance relative to established targets. As a percentage of sales, incentive and sales compensation expense decreased in both comparable periods. Our cost containment efforts also extended to our investment spending. We continued to expend significant dollars on the development of new products but sharpened our investment priorities to better focus our efforts. Our primary investments are aimed at building outsourced business solutions that are leveragable across multiple target markets.

We remain optimistic because of the recurring nature of our revenues, strong cash flow, the leverage in our operations, and our portfolio of businesses. We will also continue to invest in the development of new products and services to expand our existing client base and penetrate new markets. However, prolonged volatility in the capital markets, continued economic uncertainty and mergers and acquisitions in the banking industry will continue to be long-term challenges.

Asset Balances

(In millions)                                                 As of December 31,
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
Assets invested in equity and fixed income programs ..   $ 57,001   $ 55,986   $ 51,851
Assets invested in liquidity funds ...................     20,972     21,562     24,481
                                                         --------   --------   --------
   Assets under management ...........................     77,973     77,548     76,332

Client proprietary assets under administration .......    163,069    180,430    200,113
                                                         --------   --------   --------
   Assets under management and administration ........   $241,042   $257,978   $276,445
                                                         ========   ========   ========

The asset figures shown above represent assets of our clients or their customers for which we provide management and/or administrative services and are not included in the accompanying balance sheets since we do not own these assets. Assets under management consist of total assets of our clients or their customers invested in our equity and fixed income investment programs and liquidity funds for which we provide asset management services. Assets under administration consist of total assets of our clients or their customers for which we provide administrative services, including client proprietary fund balances for which we provide administration and/or distribution services.

Private Banking and Trust

Private Banking and Trust provides investment processing solutions, fund processing solutions, and investment management programs to banks and other trust institutions. Investment processing services primarily include outsourcing services as an application service provider, or ASP, through our TRUST 3000 product line and as a business services provider, or BSP, through our trust company. TRUST 3000 includes integrated systems that provide a complete investment accounting and management information system for private banks and trust companies. Revenues are primarily earned from monthly processing and non-recurring project fees.

Fund processing solutions include administration and distribution services provided to bank proprietary mutual funds. These services primarily include fund administration and accounting, regulatory and compliance services, shareholder recordkeeping, and marketing. Revenues are primarily earned as a percentage of average asset values of the proprietary funds.

Investment management revenues are primarily earned through management fees that are based upon a percentage of the average daily net asset value of assets under management.

                                                     Year ended December 31,
                                                 ------------------------------
                                                   2002       2001       2000
                                                 --------   --------   --------
Revenues:
   Investment processing fees ................   $227,434   $230,985   $208,887
   Fund processing fees ......................     53,924     85,361     87,755
   Investment management fees ................     43,147     43,723     41,774
                                                 --------   --------   --------
     Total revenues ..........................    324,505    360,069    338,416

Expenses:
   Operating and development .................    146,348    167,904    163,212
   Sales and marketing .......................     40,153     47,940     44,682
                                                 --------   --------   --------

Income from operations .......................   $138,004   $144,225   $130,522
                                                 ========   ========   ========

Operating margin .............................         43%        40%        39%

Percent of Revenue:
   Operating and development .................         45%        47%        48%
   Sales and marketing .......................         12%        13%        13%

Total revenues for this segment were down $35.6 million, or 10 percent, in 2002, compared with 2001, but were up $21.7 million, or 6 percent, in 2001 over 2000. The change in revenues during both comparable periods was due to two separate factors. The decrease in 2002 revenues was mainly due to lost clients in our fund processing business because of bank consolidations. The increase in 2001 revenues resulted from an increase in recurring and non-recurring investment processing fees from new business and cross-sales to existing clients.

Investment processing fees decreased 2 percent during 2002 but increased 11 percent in 2001. These revenues include recurring processing fees and non-recurring project fees. Our recurring revenue base from our ASP solution and our total outsourcing solution increased in both years, approximately $14.7 million in 2002 and $13.1 million in 2001. This was mostly due to some new sales and the completed conversion of existing clients involved in bank merger activity during 2000. However, a lack of new deals along with diminished bank merger activity has reduced our non-recurring project fees. Non-recurring project fees decreased approximately $16.8 million in 2002 but increased $7.3 million in 2001.

Fund processing fees declined in both comparable periods primarily because of client losses involved in bank mergers and the decline in the capital markets. As a result, our assets under administration from this business dropped considerably, reducing our asset-based fee revenues. The decline in our revenues from these lost clients began in late 2001 and extended throughout most of 2002. Revenues decreased approximately $23.2 million in 2002 because of these lost clients. The balance of the revenue decrease was caused mostly by the continued decline in the capital markets.

Operating income was also down in 2002 but increased in 2001 whereas operating margins were up in each year. Operating income decreased $6.2 million, or 4 percent, in 2002, compared with 2001, but was up $13.7 million, or 10 percent, in 2001 over 2000. The decrease in operating income for 2002 was mainly because of the decline in fund processing fees, net of the decrease in direct expenses associated with these lost clients. The increase in operating income in 2001 was primarily due to an increase in our investment processing fees described above. An additional factor affecting operating income and margin in both comparable periods was our cost containment efforts. We continued to be more selective about our investment spending for new product development, reduced sales and incentive compensation payments, and lower marketing expenditures.

We believe our future growth in revenues and income will come from the development of new products and services to grow existing markets and to expand into new markets. In addition, consolidations among our bank clients continue to be a major strategic issue facing this segment. The result could either be an increase or decrease in our client base thereby affecting revenues and earnings.

Investment Advisors

Investment Advisors provides investment management programs and investment processing solutions to affluent investors through a network of independent registered investment advisors, financial planners, and other investment professionals. Revenues are primarily earned as a percentage of the average asset values under management.

                                                     Year ended December 31,
                                                 ------------------------------
                                                   2002       2001       2000
                                                 --------   --------   --------
Revenues .....................................   $149,181   $154,988   $133,959

Expenses:
   Operating and development .................     37,528     45,906     39,009
   Sales and marketing .......................     33,644     48,022     50,440
                                                 --------   --------   --------

Income from operations .......................   $ 78,009   $ 61,060   $ 44,510
                                                 ========   ========   ========

Operating margin .............................         52%        39%        33%

Percent of Revenues:
   Operating and development .................         25%        30%        29%
   Sales and marketing .......................         23%        31%        38%

Revenues were down $5.8 million in 2002, or 4 percent, compared with 2001 but grew $21.0 million in 2001, or 16 percent, over 2000. Our revenues are primarily earned as asset-based fees tied to the value of the assets we manage. Poor capital markets during the past few years have caused a devaluation in the assets we manage from existing clients. The difficult capital markets led to an industry wide increase in mutual fund redemptions to which we were not immune. Despite the increase in our redemption rate, our sales efforts were still able to generate positive net new cash flow which helped to lessen the revenue impact of the declining capital markets. New business activity was the primary driver for revenue growth during 2001.

Operating income and margins were up in each comparable period. Operating income for 2002 increased $16.9 million, or 28 percent, compared with 2001, and increased $16.6 million in 2001, or 37 percent, compared with 2000. Operating income and margin improvement for 2002 came mostly from cost containment measures, mainly reduced incentive compensation costs and marketing expenditures. In addition, our investment spending decreased primarily due to development expenditures made in 2001 and 2000 relating to some new products that were completed in 2001. Finally, operating income and margin improvement for 2001 was mainly because of increased revenues.

The current economic environment has been difficult for both us and our clients, but we will continue to make investments in the development of new products to enhance our current product offering. However, continued volatility in the capital markets and client redemptions could impede future growth in our revenues and earnings.

Enterprises

Enterprises provides business solutions to pension plan sponsors, hospitals, foundations, unions, endowment funds and other institutional investors. We also provide treasury business solutions to corporations. Revenues are primarily earned as a percentage of average asset values under management.

                                                      Year ended December 31,
                                                    ---------------------------
                                                      2002      2001      2000
                                                    -------   -------   -------
Revenues ........................................   $55,875   $64,522   $55,034

Expenses:
   Operating and development ....................    17,188    21,943    19,505
   Sales and marketing ..........................    16,851    22,576    25,164
                                                    -------   -------   -------

Income from operations ..........................   $21,836   $20,003   $10,365
                                                    =======   =======   =======

Operating margin ................................        39%       31%       19%

Percent of Revenue:
   Operating and development ....................        31%       34%       35%
   Sales and marketing ..........................        30%       35%       46%

Revenues dropped $8.6 million during 2002, or 13 percent, compared with 2001 but grew $9.5 million in 2001, or 17 percent, over 2000. The primary reason for the decline in 2002 revenues was the market impact on our assets under management from declining capital markets. Also, we lost two large retirement solution clients in late 2001. We generated new client sales in 2002 of $2.7 billion in assets. Revenue growth in 2001 was primarily due to new business activity.

Operating income and margins were up in both comparable periods. Operating income grew $1.8 million in 2002, or 9 percent, compared with 2001, and increased $9.6 million in 2001 over 2000. Throughout 2002, we diligently managed expenses in two discretionary areas, marketing and incentive compensation. We also benefited from lower technology development costs. We incurred significant technology development costs in 2001 and 2000 for our Treasury trading platform. This project was completed during 2001. 2001 operating income and margin was up because of new business activity and lower marketing costs.

Pension and retirement programs have become a more visible and strategic issue facing institutions which could be a positive catalyst for increasing the level of client purchase decisions. We believe our product offering has us well positioned once institutions return to making purchase decisions. However, economic uncertainty coupled with continued volatility in the capital markets remains a long-term challenge that could negatively affect future revenues and earnings.

Money Managers

Money Managers provides investment solutions to U.S.-based investment managers, U.S.-based mutual fund companies and to investment managers worldwide of alternative asset classes (e.g., hedge funds and private equity funds). Revenues are primarily earned as a percentage of the average asset values of assets under management and administration.

                                                      Year ended December 31,
                                                    ---------------------------
                                                      2002      2001      2000
                                                    -------   -------   -------

Revenues ........................................   $46,220   $36,576   $32,349

Expenses:
   Operating and development ....................    24,021    18,088    16,062
   Sales and marketing ..........................    13,335    13,544    13,731
                                                    -------   -------   -------

Income from operations ..........................   $ 8,864   $ 4,944   $ 2,556
                                                    =======   =======   =======

Operating margin ................................        19%       14%        8%

Percent of Revenue:
   Operating and development ....................        52%       49%       50%
   Sales and marketing ..........................        29%       37%       42%

Revenues increased in each comparable period, $9.6 million in 2002, or 26 percent, compared with 2001 and $4.2 million in 2001, or 13 percent, over 2000. Revenue growth for the past two years came mostly from the sale of new business. We added 39 new clients during 2002 and 47 new clients during 2001. Most of our new business activity came from the alternative investment market. In this market, we added 28 new clients in 2002 and 40 new clients in 2001. The balance of new business came from U.S.-based money managers. In addition, revenue growth was assisted by cross-sales to existing clients. However, the volatile capital markets offset some of this growth.

Operating income and margins also increased in each comparable period. Operating income increased $3.9 million in 2002, compared with 2001 and increased $2.4 million in 2001 over 2000. Operating income and margins were up because of increased revenues from new business. However, the increase in revenues was not fully reflected in profitability growth because of continued investment in new product offerings and in our infrastructure.

We expect future growth will come from continued investments in new product offerings and enhancements to our existing products. Also, we expect that investments made in our infrastructure will improve productivity and increase leverage that should control expenses. However, we expect the capital markets will remain volatile in the near term which could impede revenue and earnings growth. In addition, we expect increased investment spending that may hold operating margins down.

Investments in New Businesses

Investments in New Businesses provides investment management, fund processing, and investment processing solutions to non-U.S. banks, investment advisors, enterprises and money managers located outside the United States. This segment also includes other initiatives in new U.S. markets. Revenues are primarily earned as a percentage of the average asset values under management.

                                                     Year ended December 31,
                                                 ------------------------------
                                                   2002       2001       2000
                                                 --------   --------   --------
Revenues                                         $ 45,038   $ 41,858   $ 39,048

Expenses:
   Operating and development                       38,947     44,887     41,236
   Sales and marketing                             20,801     20,560     20,967
                                                 --------   --------   --------

Loss from operations                             $(14,710)  $(23,589)  $(23,155)
                                                 ========   ========   ========

Operating margin                                     (33%)      (56%)      (59%)

Percent of Revenue:
   Operating and development                           87%       107%       105%
   Sales and marketing                                 46%        49%        54%

The following table displays revenues by geographic region as a percentage of total segment revenues:

                                                         Year ended December 31,
                                                         -----------------------
                                                            2002   2001   2000
                                                            ----   ----   ----
Europe/South Africa...................................       57%    58%    51%
Canada................................................       27%    24%    28%
Asia..................................................        9%     8%     9%
Other.................................................        7%    10%    12%
                                                            ----   ----   ---

   Total..............................................      100%   100%   100%
                                                            ====   ====   ===

Revenues increased $3.2 million during 2002, or 8 percent, compared with 2001 and increased $2.8 million in 2001, or 7 percent, over 2000. The increase in revenues in both comparable periods is primarily due to new business activity despite weak capital markets globally. Most of our revenue growth came from our global institutional business in both the U.K. and Canada as our product offering gained market acceptance. We also had modest growth from the high-net-worth segment but believe this sector has slowed due to the weak capital markets. Finally, revenues in 2000 included our Canadian consulting business that was sold in July 2000. Revenues actually increased 15 percent in 2001 excluding all revenues attributable to that business.

Operating losses for each year include significant investments in technology, our Dublin-based operations and sales and marketing in Europe. Operating losses and margin improvement during 2002 were affected by increased revenues, a sharpening of our investment spending, and some cost containment measures. In addition, we reduced or eliminated some of our Latin America initiatives in late 2001 and early 2002 because these operations no longer fit into our strategy of global expansion. We expect continued investment during 2003, both in our global expansion and other new business initiatives. We will continue to build our distribution network and remain optimistic about the long-term prospects for our global business initiatives but expect to incur losses throughout 2003.

General & Administrative

                                                       Year ended December 31,
                                                    ---------------------------
                                                      2002      2001      2000
                                                    -------   -------   -------

General and Administrative expenses                 $22,184   $23,457   $16,839

Percent of Revenue                                        4%        4%        3%

General and administrative expense includes corporate overhead costs and other costs not directly attributable to any of our business segments. The change in general and administrative expenses for each comparable period was due to fluctuations in various corporate overhead costs.

Other Income

Other income consists of the following:

                                                      Year ended December 31,
                                                    ---------------------------
                                                      2002      2001      2000
                                                    -------   -------   -------

Equity in the earnings of
    unconsolidated affiliate                        $12,652   $10,342   $ 7,533
Net loss from investments                            (2,360)       --        --
Interest income                                       5,200     6,945     6,419
Interest expense                                     (2,263)   (2,149)   (2,293)
                                                    -------   -------   -------

Total other income, net                             $13,229   $15,138   $11,659
                                                    =======   =======   =======

Equity in the earnings of unconsolidated affiliate includes our less than 50 percent ownership in LSV Asset Management, or LSV, general partnership (See Note 5 to the Consolidated Financial Statements). The increase in the net earnings of LSV was due to an increase in assets under management and an increase in performance-based fees in 2002 and 2001.

Net loss on investments includes a gain of $2.0 million from hedge ineffectiveness, a charge of $3.9 million for other-than-temporary declines in market value, and $.5 million in realized losses from marketable securities (See Notes 3 and 4 to the Consolidated Financial Statements).

Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balances invested for the period and/or changes in interest rates. Interest income was down in 2002 from lower interest rates and a decrease in our average cash balances. Interest income was up in 2001 from a higher average daily cash balance net of lower interest rates than in 2000.

Our interest expense is directly attributable to our long-term debt and other borrowings. Interest expense fluctuations result from debt transactions or changes in interest rates.

Income Taxes

Our effective tax rate was 37.0 percent in 2002, 37.0 percent in 2001, and 38.0 percent in 2000. The rate reduction in 2001, compared with 2000, was largely due to effective state and international tax planning.

Liquidity and Capital Resources

                                                     Year ended December 31,
                                                 ------------------------------
                                                   2002        2001      2000
                                                 --------   --------   --------

Net cash provided by operating activities.....   $175,734   $174,379   $143,263
Net cash used in investing activities.........    (20,715)   (85,587)   (46,433)
Net cash used in financing activities.........   (152,980)   (72,783)   (22,360)
                                                 --------   --------   --------
Net increase in cash and cash equivalents.....      2,039     16,009     74,470

Cash and cash equivalents, beginning of year..    163,685    147,676     73,206
                                                 --------   --------   --------
Cash and cash equivalents, end of year........   $165,724   $163,685   $147,676
                                                 ========   ========   ========

Cash requirements and liquidity needs are expected to be funded through our cash flow from operations and our capacity for additional borrowing. We currently have a line of credit agreement that provides for borrowings of up to $25.0 million. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement (See Note 6 to the Consolidated Financial Statements). At December 31, 2002, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $165.7 million and the unused portion of the line of credit of $25.0 million.

Net cash provided by operating activities grew $1.4 million in 2002 and $31.1 million in 2001 from the prior comparable years primarily from an increase in income and favorable working capital trends. This was due to improved productivity and lower discretionary costs, such as compensation and marketing. However, net cash from operating activities in 2002 only improved slightly from last year because of the reduced tax benefit received from stock option exercises.

Capital expenditures for property, plant and equipment, including capitalized software development costs, were $28.1 million in 2002, $40.3 million in 2001, and $27.6 million in 2000. Our capital expenditures are primarily for the expansion of our corporate headquarters. During 2002, we completed construction on one building and a parking structure. Currently, we are building a new data center facility at our headquarters in order to relocate our current data center facility, which we are currently leasing. This project should be completed by mid-2004 with a total expected cost of approximately $12.0 million.

Purchases and sales of our mutual funds and other securities are mainly for the testing and subsequent startup of new investment programs to be offered to our clients. Purchases were approximately $23.8 million in 2002, $69.6 million in 2001, and $17.7 million in 2000. Sales totaled $30.7 million in 2002, $24.6 million in 2001, and $2.5 million in 2000 (See Note 3 to the Consolidated Financial Statements).

Principal payments on our long-term debt were $7.6 million in 2002, $3.4 million in 2001 and $2.0 million in 2000. In 2001, we borrowed $25.0 million as a term loan with a lending institution. Our long-term debt is subject to various covenants contained in each lending agreement. The aggregate maturities of our long-term debt at December 31, 2002 are $9.6 million each year through 2005, $5.4 million in 2006, and $9.0 million in 2007 and thereafter (See Note 7 to the Consolidated Financial Statements).

Our board of directors has authorized the repurchase of our common stock of up to $703.4 million, including the additional $50.0 million authorized on February 26, 2003. During 2002, we repurchased approximately 5.4 million shares of our common stock at a cost of $147.9 million. As of February 28, 2003, we still had $75.4 million of authorization remaining for the purchase of our common stock under this program (See Note 8 of the Notes to Consolidated Financial Statements).

Cash dividends paid were $12.1 million or $.11 per share in 2002 and $9.8 million or $.09 per share in 2001. Our board of directors declared a cash dividend $.06 per share on December 10, 2002. The dividend was paid on January 21, 2003 for $6.4 million.

We have no off-balance sheet financing arrangements or transactions with structured finance and special purpose entities. Our off-balance sheet commitments are generally limited to future payments under non-cancelable operating leases for facilities, data processing equipment, and software and other maintenance agreements. As of December 31, 2002, our total commitments under these leases and agreements are $10.7 million in 2003, $6.5 million in 2004, $2.9 million in 2005, $1.6 million in 2006, $1.0 million in 2007, and
$10.1 million in 2008 and thereafter (See Note 10 to the Consolidated Financial Statements).

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for continuing operations, continued investment in new products and equipment, our common stock repurchase program, expansion of our corporate headquarters, future dividend payments, and principal and interest payments on our long-term debt.

Critical Accounting Policies

In 2001, the Securities and Exchange Commission, or SEC, issued a statement addressing selection and disclosure by public companies of "critical accounting policies and practices." The SEC encouraged inclusion in Management's Discussion and Analysis commentary as to "the likelihood of materially different reported results if different assumptions or conditions were to prevail" in the application of these critical accounting policies.

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgements in the determination of certain revenues, expenses, assets and liabilities. Materially different financial results can occur as circumstances change and additional information becomes known. We believe that the following accounting policies require extensive judgement by our management to determine the recognition and timing of amounts recorded in our financial statements.

Revenue Recognition:

Revenues are recognized in the periods in which they are performed. Cash received by us in advance of the performance of services is deferred and recognized as revenue when earned. Our principal sources of revenues are: (1) Information processing and software servicing fees that are recurring in nature and earned based on the number of trust accounts being serviced and non-recurring project fees that are determined upon contractual agreements; and
(2) management, administration and distribution fees that are based upon a percentage of the average daily net asset value of assets under management or administration. The majority of our revenues are based on contractual arrangements and do not require judgement by management. Certain portions of our revenues do require management's consideration to determine the amount and timing of recognition.

Allowance for Doubtful Accounts:

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of some of our clients to make their scheduled payments. The allowance for doubtful accounts is primarily based upon an aging analysis of the total outstanding receivables balance at each balance sheet date. Other factors are considered in determining the adequacy of the allowance for doubtful accounts, such as historical trends, the financial condition of our clients and other factors that may be deemed appropriate. Based upon this analysis, the allowance for doubtful accounts is adjusted to an amount that is sufficient to cover expected losses from doubtful accounts.

Investments Available For Sale:

We value our investments in marketable securities based on quoted market prices. We review our investments in marketable securities on a quarterly basis with regards to impairment. Factors considered in determining other than temporary impairment are significant or prolonged declines in the fair value of our investments, our ability and intent to retain the investment for a period sufficient to allow the value to recover and the financial condition of the investment. After considering these factors, if we believe that a decline is other-than-temporary, the carrying value of the investment is written down to its fair value through current period earnings.

Computer Software Development Costs:

We utilize internally developed computer software as part of our product offering. In the development of a new software product, considerable consideration must be made by management to determine whether costs incurred are research and development costs or production costs to be capitalized. Management must consider a number of different factors during their evaluation of each computer software development project that include estimates and assumptions. Costs considered to be research and development are expensed as incurred. After meeting certain requirements, production costs are capitalized as incurred.

The recoverability of computer software development costs capitalized requires considerable judgement by management which includes, but is not limited to, an evaluation of expected future revenues and cash flows, acceptability of the product in the market, the ability to support the product in a cost-effective manner, technological enhancements and any other factor deemed appropriate. If management determines that certain software products are considered either obsolete or incapable of producing sustainable future cash flows, an impairment charge would be required. The amount of the impairment charge would be based on estimates of the software's fair value compared to its book value.

Income Tax Accounting:

The computation of our income tax expense requires the interpretation of complex tax laws and regulations in many taxing jurisdictions around the world. Actual income tax expense can differ significantly from our estimates.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We assess the recoverability of deferred tax assets based upon our estimated future taxable income and our tax strategies. We also recognize a liability for expected future tax contingencies. We assess the liability based on our review of various tax issues and interpretations of tax law. Differences between our estimates and actual results could have a significant impact to our consolidated results of operations, financial position, or liquidity.

The assessment of critical accounting policies is not meant to be an all-inclusive discussion of the uncertainties to financial results that can occur from the application of the full range of our accounting policies. Materially different financial results could occur in the application of other accounting policies as well. Also, materially different results can occur upon the adoption of new accounting standards.

New Accounting Pronouncements

See the discussion of New Accounting Pronouncements in Note 1 of the Notes to the Consolidated Financial Statements.

Forward-looking Statements

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk - Our exposure to changes in interest rates primarily relates to our investment portfolio and long-term debt obligations. Our excess cash is principally invested in short-term, highly liquid financial instruments, mainly money market funds, with a substantial proportion of such investments having initial maturities of three months or less. Our investment portfolio also includes some long-term fixed income mutual funds, principally invested in federal government agency securities. We place our investments in financial instruments that meet high credit quality standards. A portion of our long-term debt is based upon a variable rate which renews every three months. While changes in interest rates could decrease interest income or increase interest expense, we do not believe that we have a material exposure to changes in interest rates. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk management transactions.

Concentration of Credit Risk - Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade receivables. Cash equivalents are principally invested in short-term money market funds or placed with major banks and high credit qualified financial institutions. Concentrations of credit risk with respect to our receivables are limited due to the large number of clients and their dispersion across geographic areas. No single group or customer represents greater than 10 percent of total accounts receivable.

Foreign Currency Risk - We transact business in the local currencies of various foreign countries, principally Canada, Europe and Asia. The total of all of our foreign operations only accounts for approximately 6 percent of total consolidated revenues. Also, most of our foreign operations match local currency revenues with local currency costs. Due to these reasons, we do not hedge against foreign operations nor do we expect any material loss with respect to foreign currency risk.

Price Risk - We are exposed to price risk associated with changes in the fair value of our investment portfolio. To provide some protection against potential fair value changes for some of these investments, we have entered into various derivative financial instruments. We currently hold derivative financial instruments with a notional amount of $17.4 million with various terms, generally less than one year. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge is ineffective, any excess gains or losses attributable to such ineffectiveness are recognized in current period earnings. During 2002, we did not enter into or hold any derivative financial instruments for trading purposes.

During 2002, we recorded a $3.8 million impairment charge related to other-than-temporary declines in the fair value of certain securities held within our investment portfolio. Also, the amount of hedge ineffectiveness that was charged to current period earnings was a gain of $4.2 million. The aggregate effect of a hypothetical 10 percent change in the fair value of these derivative financial instruments would not be material to our results of operations, financial position, or liquidity.

A significant portion of our revenues are based upon the market value of assets we manage or administer. A decline in the market value of these assets as a result of changes in market conditions, the general economy or other factors will negatively impact our revenues and earnings.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements:

     Report of Independent Accountants
     Consolidated Balance Sheets -- December 31, 2002 and 2001
     Consolidated Statements of Operations -- For the years ended
        December 31, 2002, 2001, and 2000
     Consolidated Statements of Shareholders' Equity -- For the years ended
        December 31, 2002, 2001, and 2000
     Consolidated Statements of Cash Flows -- For the years ended December
        31, 2002, 2001, and 2000
     Notes to Consolidated Financial Statements
     Schedule II -- Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

                        Report of Independent Accountants

To the Board of Directors and Shareholders of SEI Investments Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) and (2) present fairly, in all material respects, the financial position of SEI Investments Company (a Pennsylvania corporation) and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2002 listed in the index appearing under Item 15 (a) (1) and (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion. The financial statements and financial statement schedule of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other independent accountants who have ceased operation. Those independent accountants expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated January 31, 2002.

PricewaterhouseCoopers LLP

Philadelphia, PA
January 29, 2003

This is a copy of the audit report issued by Arthur Andersen LLP in connection with SEI Investments Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Form 10-K. See also the notice regarding lack of consent of Arthur Andersen LLP set forth in Exhibit 23.2 to this Annual Report on Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SEI Investments Company:

We have audited the accompanying consolidated balance sheets of SEI Investments Company (a Pennsylvania corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

                                                             ARTHUR ANDERSEN LLP

Philadelphia, PA
January 31, 2002

          Consolidated Balance Sheets                    SEI Investments Company
          (In thousands)                                        and Subsidiaries

          December 31,                                         2002       2001
          ----------------------------------------------------------------------

Assets    Current Assets:
          Cash and cash equivalents ......................   $165,724   $163,685
          Restricted cash ................................   $ 10,000   $ 10,000
          Receivables from regulated investment
             companies ...................................     22,588     25,550
          Receivables, net of allowance for doubtful
             accounts of $1,700 ..........................     52,054     56,327
          Deferred income taxes ..........................      3,526      4,459
          Prepaid expenses and other current assets ......      7,543      6,121
                                                             --------   --------

             Total Current Assets ........................    261,435    266,142
                                                             --------   --------

          Property and Equipment, net of accumulated
             depreciation and amortization of $111,210
             and $95,104 .................................    104,258     95,804
                                                             --------   --------

          Capitalized Software, net of accumulated
             amortization of $15,204 and $13,469 .........     12,596     11,055
                                                             --------   --------

          Investments Available for Sale .................     62,433     66,332
                                                             --------   --------

          Other Assets, net ..............................     23,425     21,583
                                                             --------   --------

                                                             $464,147   $460,916

          ----------------------------------------------------------------------

          The accompanying notes are an integral part of these financial statements.

                Consolidated Balance Sheets              SEI Investments Company
                (In thousands, except par value)                and Subsidiaries

                December 31,                                                     2002       2001
                ----------------------------------------------------------------------------------
Liabilities     Current Liabilities:
and
Shareholders'   Current portion of long-term debt ..........................   $  9,556   $  7,556
Equity          Accounts payable ...........................................      4,058      4,977
                Accrued liabilities ........................................    119,427    128,408
                Deferred revenue ...........................................      1,206      3,402
                                                                               --------   --------

                   Total Current Liabilities ...............................    134,247    144,343
                                                                               --------   --------

                Long-term Debt .............................................     33,500     43,055
                                                                               --------   --------

                Deferred Income Taxes ......................................      6,393      2,925
                                                                               --------   --------

                Commitments and Contingencies (Note 10)

                Shareholders' Equity:
                Series Preferred stock, $.05 par value,
                   60 shares authorized; no shares issued and outstanding ..         --         --
                Common stock, $.01 par value,
                   750,000 shares authorized; 106,184 and
                   109,180 shares issued and outstanding ...................      1,062      1,092
                Capital in excess of par value .............................    216,284    186,390
                Retained earnings ..........................................     74,019     85,085
                Accumulated other comprehensive losses, net ................     (1,358)    (1,974)
                                                                               --------   --------

                    Total Shareholders' Equity .............................    290,007    270,593
                                                                               --------   --------

                                                                               $464,147   $460,916
                ----------------------------------------------------------------------------------

               The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations                    SEI Investments Company
(In thousands, except per share data)                           and Subsidiaries

Year Ended December 31,                                   2002       2001       2000
--------------------------------------------------------------------------------------
Revenues.............................................   $620,819   $658,013   $598,806
Expenses:
   Operating and development.........................    264,032    298,728    279,024
   Sales and marketing...............................    124,784    152,642    154,984
   General and administrative........................     22,184     23,457     16,839
                                                        --------   --------   --------

Income from operations...............................    209,819    183,186    147,959

Equity in the earnings of unconsolidated affiliate...     12,652     10,342      7,533
Net loss from investments............................     (2,360)        --         --
Interest income......................................      5,200      6,945      6,419
Interest expense.....................................     (2,263)    (2,149)    (2,293)
                                                        --------   --------   --------

Income before income taxes...........................    223,048    198,324    159,618

Income taxes.........................................     82,528     73,380     60,655
                                                        --------   --------   --------

Net income...........................................   $140,520   $124,944   $ 98,963

--------------------------------------------------------------------------------------

Basic earnings per common share......................   $   1.30   $   1.15   $    .93

--------------------------------------------------------------------------------------

Diluted earnings per common share....................   $   1.25   $   1.09   $    .87

--------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders' Equity          SEI Investments Company
(In thousands)                                                  and Subsidiaries

                                                                                              Accumulated Other
                                                                                            Comprehensive Losses
                                                                                          -------------------------
                                                                                          Cumulative    Unrealized
                                                                                            Foreign       Holding
                                              Common Stock        Capital                  Currency     Gain (Loss)       Total
                                            ----------------   In Excess of   Retained    Translation       on        Shareholders'
                                            Shares    Amount     Par Value    Earnings    Adjustments   Investments       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999...............    17,692   $  177     $ 71,501     $   7,373     $(469)        $   420       $  79,002
Comprehensive income:
   Net income............................        --       --           --        98,963        --              --          98,963
   Foreign currency translation
      Adjustments........................        --       --           --            --      (267)             --            (267)
   Unrealized loss on investments........        --       --           --            --        --          (1,343)         (1,343)
                                                                                                                        ---------
Total comprehensive income ..............                                                                                  97,353
Stock split adjustment...................    89,709      897           --          (897)       --              --              --
Purchase and retirement of common
   Stock.................................      (226)      (2)        (518)      (24,323)       --              --         (24,843)
Issuance of common stock under the
   employee stock purchase plan..........        46        1        3,144            --        --              --           3,145
Issuance of common stock upon
   exercise of stock options.............     1,339       13        9,111            --        --              --           9,124
Tax benefit on stock options exercised...        --       --       42,235            --        --              --          42,235
Dividends declared ($.08 per share)......        --       --           --        (8,595)       --              --          (8,595)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000...............   108,560   $1,086     $125,473     $  72,521     $(736)        $  (923)      $ 197,421
Comprehensive income:
   Net income............................        --       --           --       124,944        --              --         124,944
   Foreign currency translation
      adjustments........................        --       --           --            --      (242)             --            (242)
   Unrealized loss on investments........        --       --           --            --        --             (73)            (73)
                                                                                                                        ---------
Total comprehensive income ..............                                                                                 124,629
Purchase and retirement of common
   stock.................................    (2,588)     (26)      (1,847)     (101,476)       --              --        (103,349)
Issuance of common stock under the
   employee stock purchase plan..........       104        1        3,946            --        --              --           3,947
Other....................................        13                   619                                                     619
Issuance of common stock upon
   exercise of stock options.............     3,091       31       14,763            --        --              --          14,794
Tax benefit on stock options exercised...        --       --       43,436            --        --              --          43,436
Dividends declared ($.09 per share)......        --       --           --       (10,904)       --              --         (10,904)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001...............   109,180   $1,092     $186,390     $  85,085     $(978)        $  (996)      $ 270,593

---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders' Equity          SEI Investments Company
(In thousands)                                                  and Subsidiaries

                                                                                              Accumulated Other
                                                                                            Comprehensive Losses
                                                                                          -------------------------
                                                                                          Cumulative    Unrealized
                                                                                           Foreign        Holding
                                              Common Stock       Capital                   Currency        Loss          Total
                                            ----------------   In Excess of   Retained    Translation       On        Shareholders'
                                            Shares    Amount    Par Value     Earnings    Adjustments   Investments      Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001...............   109,180   $1,092     $186,390     $  85,085      $ (978)       $  (996)      $ 270,593
Comprehensive income:
   Net income............................        --       --           --       140,520          --             --         140,520
   Foreign currency translation
      adjustments........................        --       --           --            --       1,345             --           1,345
   Unrealized loss on investments........        --       --           --            --          --           (729)           (729)
                                                                                                                         ---------
Total comprehensive income...............                                                                                  141,136
Purchase and retirement of common
      stock..............................    (5,378)     (54)      (9,181)     (138,622)         --             --        (147,857)
Issuance of common stock under the
      employee stock purchase plan.......       108        1        2,980            --          --             --           2,981
Issuance of common stock upon
      exercise of stock options..........     2,274       23       11,478            --          --             --          11,501
Tax benefit on stock options exercised...        --       --       24,617            --          --             --          24,617
Dividends declared ($.12 per share)......        --       --           --       (12,964)         --             --         (12,964)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002...............   106,184   $1,062     $216,284     $  74,019      $  367        $(1,725)      $ 290,007
==================================================================================================================================

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows                    SEI Investments Company
(In thousands)                                                  and Subsidiaries

Year Ended December 31,                                            2002       2001       2000
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income ...................................................   $140,520   $124,944   $ 98,963

Adjustments to reconcile net income to net cash provided by operatingactivities:

      Depreciation and amortization ..........................     18,060     19,650     17,305
      Undistributed earnings of affiliate ....................     (2,502)      (406)      (633)
      Write-off of capitalized software and intangibles ......         --         --      3,737
      Tax benefit on stock options exercised .................     24,617     43,436     42,235
      Deferred income tax expense ............................      4,529      3,944        349
      Other ..................................................     (1,617)    (2,737)     4,055
      Change in current assets and liabilities:
         Decrease (increase) in:
            Receivables from regulated investment companies ..      2,962      2,057     (3,428)
            Restricted cash ..................................         --      1,900    (11,900)
            Receivables ......................................      4,712     (8,923)   (13,850)
            Prepaid expenses and other current assets ........     (1,381)      (707)      (295)
         Increase (decrease) in:
            Accounts payable .................................       (919)    (1,744)      (676)
            Accrued expenses..................................    (11,051)     6,013     10,271
            Deferred revenue .................................     (2,196)   (13,048)    (2,870)
                                                                 --------   --------   --------

         Total adjustments ...................................     35,214     49,435     44,300
                                                                 --------   --------   --------

      Net cash provided by operating activities ..............   $175,734   $174,379   $143,263
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows                    SEI Investments Company
(In thousands)                                                  and Subsidiaries

Year Ended December 31,                               2002       2001        2000
-----------------------------------------------------------------------------------
Cash flows from investing activities:

   Additions to property and equipment .........     (24,818)    (40,342)   (27,188)
   Additions to capitalized software ...........      (3,276)         --       (449)
   Purchase of investments available for sale ..     (23,796)    (69,647)   (17,660)
   Sale of investments available for sale ......      30,701      24,618      2,495
   Other .......................................         474        (216)    (3,631)
                                                   ---------   ---------   --------

      Net cash used in investing activities ....     (20,715)    (85,587)   (46,433)

Cash flows from financing activities:

   Payments on long-term debt ..................      (7,555)     (3,389)    (2,000)
   Purchase and retirement of common stock .....    (147,857)   (103,349)   (24,843)
   Proceeds from issuance of common stock ......      14,482      18,741     12,269
   Borrowing on term loan agreement ............          --      25,000         --
   Payment of dividends ........................     (12,050)     (9,786)    (7,786)
                                                   ---------   ---------   --------

      Net cash used in financing activities ....    (152,980)    (72,783)   (22,360)
                                                   ---------   ---------   --------

Net increase in cash and cash equivalents ......       2,039      16,009     74,470

Cash and cash equivalents, beginning of year ...     163,685     147,676     73,206
                                                   ---------   ---------   --------

Cash and cash equivalents, end of year .........   $ 165,724   $ 163,685   $147,676
                                                   =========   =========   ========
   Interest paid ...............................       2,733       2,389      2,220
   Income taxes paid (Federal and state) .......      48,913          --     49,134
-----------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements               SEI Investments Company
(all figures are in thousands except per share data)            and Subsidiaries

Note 1 -  Summary of Significant Accounting Policies:

          Nature of Operations - SEI Investments Company (the "Company") is organized around its primary target markets: Private Banking & Trust, Investment Advisors, Enterprises, Money Mangers, and Investments in New Businesses. Private Banking & Trust, which accounts for 52 percent of consolidated revenues in 2002, provides investment processing solutions, fund processing solutions and investment management programs to domestic banks and private trust companies in the United States. Investment Advisors, which accounts for 24 percent of consolidated revenues in 2002, provides investment management programs and investment processing solutions to affluent investors through a network of financial intermediaries, independent investment advisors and other investment professionals in the United States. Enterprises, which accounts for 9 percent of consolidated revenues in 2002, provide retirement and treasury business solutions for corporations, unions, foundations and endowments, and other institutional investors in the United States. Money Managers, which accounts for 8 percent of consolidated revenues, provides investment solutions to U.S. investment managers, mutual fund companies and alternative investment managers worldwide. Investments in New Businesses, which accounts for 7 percent of consolidated revenues, includes the Company's global asset management businesses as well as initiatives into new U.S. markets.

          Principles of Consolidation - The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company's principal subsidiaries are SEI Investments Distribution Company ("SIDCO"), SEI Investments Management Corporation ("SIMC"), and SEI Private Trust Company. All intercompany accounts and transactions have been eliminated. Investment in unconsolidated affiliate is accounted for using the equity method because of the Company's less than 50 percent ownership. The Company's portion of the affiliate's operating results is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations (See Note 5).

          Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents included $116,649 and $100,851, primarily invested in SEI Daily Income Trust in 2002 and 2001, respectively, which are open ended money market mutual funds sponsored by SIMC. Cash in the amount of $10,000 is restricted for the exclusive benefit of customers related to our brokerage services provided by SIDCO.

          Concentration of Credit Risk - Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade receivables. Cash equivalents are principally invested in short-term money market funds or placed with major banks and high credit qualified financial institutions. Concentrations of credit risk with respect to our receivables are limited due to the large number of clients and their dispersion across geographic areas. No single group or customer represents greater than 10 percent of total accounts receivable.

          Property and Equipment - Property and Equipment on the accompanying Consolidated Balance Sheets consists of the following:

                                                                                    Estimated
                                                                                  Useful Lives
                                                             2002        2001      (In Years)
          ------------------------------------------------------------------------------------
          Equipment.....................................   $  79,260   $ 74,809        3 to 5
          Buildings.....................................      75,825     44,981      25 to 39
          Land..........................................       9,345      9,345           N/A
          Purchased software............................      21,256     18,952             3
          Furniture and fixtures........................      15,523     14,748        3 to 5
          Leasehold improvements........................       7,386      7,492    Lease Term
          Construction in progress......................       6,873     20,581           N/A
                                                           ---------    -------

                                                             215,468    190,908
          Less: Accumulated depreciation
             And amortization...........................    (111,210)   (95,104)
                                                           ---------    -------

          Property and Equipment, net...................   $ 104,258   $ 95,804

          ------------------------------------------------------------------------------------

          Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

          Construction in progress includes all construction costs associated with the design and construction of two new buildings for our corporate headquarters. Depreciation expense was $16,325, $17,883, and $15,410 in 2002, 2001, and 2000, respectively.

          Capitalized Software - The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. The Company capitalized $449 of software development costs in accordance with SFAS 86 during 2000. The Company did not capitalize any software development costs during 2002 and 2001 in accordance with SFAS 86.

          In 2002, the Company adopted the guidance established in EITF 00-03 "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", and applies Statement of Position ("SOP") 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," for development costs associated with software products to be provided in a hosting environment. SOP 98-1 requires that costs incurred in the preliminary project and post implementation stages of an internal software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. The Company capitalized $3,276 of software development costs in accordance with SOP 98-1 during 2002. The Company did not capitalize any software development costs during 2001 and 2000 in accordance with SOP 98-1.

          Amortization of capitalized software development costs begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 5.6 years. Amortization expense was $1,735, $1,767 and $1,895 in 2002, 2001, and 2000, respectively, and is included in Operating and development expense on the accompanying Consolidated Statements of Operations.

          Management continually evaluates the recoverability of existing software products, as well as strategies for new software products. The assessment as to the recoverability of existing software products includes an evaluation of expected future revenues and cash flows, acceptability of the product in the market, the ability to support the product in a cost-effective manner, and technological enhancements. In 2000, management determined that certain software products were considered either obsolete or incapable of producing the future cash flows that were originally anticipated. As a result, the Company wrote off net capitalized software development costs of $1,357 in 2000.

          Accrued Liabilities - Accrued Liabilities on the accompanying Consolidated Balance Sheets consists of the following:

          ----------------------------------------------------------------------

                                                               2002       2001
                                                             --------   --------

          Accrued compensation............................   $ 33,612   $ 39,542
          Accrued proprietary fund services...............      8,403     12,463
          Accrued brokerage fees..........................      9,103      8,456
          Accrued Income tax..............................      9,281      5,871
          Other accrued liabilities.......................     59,028     62,076
                                                             --------   --------

                                                              119,427    128,408

          ----------------------------------------------------------------------

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

          Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS 109, the liability method is used for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse (See Note 11).

          Foreign Currency Translation - The assets and liabilities of foreign operations are translated into U.S. dollars using the rates of exchange at year end. The results of operations are translated into U.S. dollars at the average daily exchange rates for the period. All foreign currency transaction gains and losses are included in income in the periods in which they occur, and are immaterial for each of the three years in the period ended December 31, 2002.

          Earnings Per Share - The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution from the exercise or conversion of securities into common stock, such as stock options. (See Note 8).

          -----------------------------------------------------------------------------------------
                                                             For the year ended December 31, 2002
                                                            ---------------------------------------
                                                            Net Income        Shares      Per Share
                                                            (Numerator)   (Denominator)    Amount
                                                            -----------   -------------   ---------
          Basic earnings per common share................    $140,520        108,330        $1.30
          Dilutive effect of stock options...............          --          4,473
                                                             --------        -------
          Dilutive earnings per common share.............    $140,520        112,803        $1.25

                                                             For the year ended December 31, 2001
                                                            ---------------------------------------
                                                            Net Income        Shares      Per Share
                                                            (Numerator)   (Denominator)    Amount
                                                            -----------   -------------   ---------
          Basic earnings per common share................    $124,944        108,596        $1.15
          Dilutive effect of stock options...............          --          6,214
                                                             --------        -------
          Dilutive earnings per common share.............    $124,944        114,810        $1.09

                                                             For the year ended December 31, 2000
                                                            ---------------------------------------
                                                              Income          Shares      Per Share
                                                            (Numerator)   (Denominator)    Amount
                                                            -----------   -------------   ---------
          Basic earnings per common share................     $98,963        106,490         $.93
          Dilutive effect of stock options...............          --          7,330
                                                              -------        -------
          Dilutive earnings per common share.............     $98,963        113,820         $.87

          -----------------------------------------------------------------------------------------

          Options to purchase 2,774,000, 2,777,000, and 1,265,000 shares of common stock, with an average exercise price per share of $45.53, $45.95, and $49.96, were outstanding during 2002, 2001, and 2000, respectively, but were excluded from the diluted earnings per common share calculation because the option's exercise price was greater than the average market price of the Company's common stock.

          Comprehensive Income - SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized holding gains and losses.

          ---------------------------------------------------------------------------------------------

                                                                         Pre-Tax     Tax     Net of Tax
                                                                          Amount   Benefit     Amount
                                                                         -------   -------   ----------
          For the Year Ended December 31, 2000:

          Unrealized holding losses arising during period.............   $(2,166)  $  823      $(1,343)
          Foreign currency translation adjustments....................      (267)      --         (267)
                                                                         -------   ------      -------

          Total other comprehensive loss..............................   $(2,433)  $  823      $(1,610)

          For the Year Ended December 31, 2001:

          Unrealized holding losses arising during period.............   $  (116)  $   43      $   (73)
          Foreign currency translation adjustments....................      (242)      --         (242)
                                                                         -------   ------      -------

          Total other comprehensive loss..............................   $  (358)  $   43      $  (315)

          For the Year Ended December 31, 2002:

          Unrealized holding losses arising during period.............   $(4,534)  $1,549      $(2,985)
          Less: Reclassification adjustment for losses
             realized in net income...................................     3,446   (1,190)       2,256
                                                                         -------   ------      -------
                                                                          (1,088)     359         (729)

          Foreign currency translation adjustments....................     1,345       --        1,345
                                                                         -------   ------      -------

          Total other comprehensive income............................   $   257   $  359      $   616

          ---------------------------------------------------------------------------------------------

          Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has presented the required SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," pro forma disclosure in the table below.

          At December 31, 2002, the Company had stock-based compensation plans, which are described separately in Note 8. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company's fixed stock-based compensation. Had compensation cost been determined consistent with SFAS 123, as amended by SFAS 148, the Company's net income would have been reduced to the following pro forma amounts:

                                                                               2002       2001       2000
          -------------------------------------------------------------------------------------------------
          Net income:
             As reported..................................................   $140,520   $124,944   $ 98,963
             Deduct: Total stock-based employee compensation
               expense determined under fair value based method for
               all awards, net of related tax effects.....................     (9,302)   (23,741)   (18,274)
                                                                             --------   --------   --------
             Pro forma....................................................   $131,218   $101,203   $ 80,689

          Basic earnings per common share:

             As reported..................................................   $   1.30   $   1.15   $    .93
             Pro forma....................................................   $   1.21   $    .93   $    .76

          Diluted earnings per common share:

             As reported..................................................   $   1.25   $   1.09   $    .87
             Pro forma....................................................   $   1.16   $    .88   $    .71

          -------------------------------------------------------------------------------------------------

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

          New Accounting Pronouncements - In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified on or after January 1, 2003. The disclosure requirements established by FIN 45 are effective immediately. Accordingly, these new disclosures are included in Note 10. The Company does not believe, nor does it expect, that the recognition and measurement provisions of FIN 45 will have any material effect on the results of operations, financial position or liquidity.

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", ("FIN 46"). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in interim periods beginning after June 30, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Based on our initial analysis, the Company does not believe the adoption of FIN 46 has any material effect on the results of operations, financial position, liquidity or disclosure requirements.

          In February 2003, the Emerging Issues Task Force ("EITF") ratified Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", ("Issue 00-21"). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company provides certain services that involve a series of different product offerings that can be purchased as a complete solution or as individual components. Consideration for these types of services is usually a combination of fixed and variable payment amounts. Currently, the Company is evaluating the impact Issue 00-21 could have on our results of operations, financial position, liquidity, and disclosure requirements. Issue 00-21 becomes effective for revenue arrangements entered into after June 30, 2003.

Note 2 -  Receivables:

          Receivables on the accompanying Consolidated Balance Sheets consist of the following:

                                                                   2002     2001
          ------------------------------------------------------------------------
          Trade receivables ..............................       $20,326   $26,415
          Fees earned, not received ......................         1,452     2,527
          Fees earned, not billed ........................        31,976    29,085
                                                                 -------   -------

                                                                  53,754    58,027

          Less:  Allowance for doubtful accounts .........        (1,700)   (1,700)
                                                                 -------   -------

                                                                 $52,054   $56,327

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

Note 3 -  Investments Available for Sale:

          Investments available for sale consist primarily of investments in mutual funds sponsored by the Company. The Company accounts for investments in marketable securities pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of Comprehensive income. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Operations.

          -----------------------------------------------------------------------------------------------
                                                                 For the Year ended December 31, 2002
                                                              -------------------------------------------
                                                                          Gross        Gross
                                                                Cost    Unrealized   Unrealized    Fair
                                                               Amount      Gains      (Losses)     Value
                                                              ----------   -------   ----------   -------
          Company-sponsored mutual funds...................   $45,642       $860      $  (331)    $46,171
          Equity securities................................    19,543         --       (3,281)     16,262
                                                              -------       ----      ---------   -------

                                                              $65,185       $860      $(3,612)     62,433

                                                                 For the Year Ended December 31, 2001
                                                              -------------------------------------------
          Company-sponsored mutual funds...................   $47,621       $278      $(1,942)    $45,957
          Equity securities................................    20,375         --           --      20,375
                                                              -------       ----      ---------   -------

                                                              $67,996       $278      $(1,942)     66,332

          -----------------------------------------------------------------------------------------------

          The net unrealized holding losses at December 31, 2002 and 2001 were $1,725 (net of income tax benefit of $1,027) and $996 (net of income tax benefit of $668), respectively, and are reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.

          During 2001, the Company was applying hedge accounting for the investments in equity securities at which time it was considered effective. As a result, any unrealized gains or losses were netted against the value of the hedge in current period earnings. At March 31, 2002, the item being hedged and the hedge fell outside the range for it to be considered effective.

          Management performs a review of all investments in marketable securities on a quarterly basis with regards to impairment. Factors considered in determining other-than-temporary impairment are significant or prolonged declines in the price of investments based on available market prices. Additional consideration is given to the ability to recover the carrying amount of the investment. During 2002, management determined that certain investments were impaired. The Company recorded an impairment charge of $3,881 related to other-than-temporary declines in fair value and is included in Net loss from investments on the accompanying Consolidated Statements of Operations.

          During 2002, the Company recognized gross realized gains of $394 and gross realized losses of $761.

Note 4 -  Derivative Instruments and Hedging Activities:

          The Company is exposed to market risk associated with investments in marketable securities. To provide some protection against potential market fluctuations associated with its Investments available for sale, the Company has entered into various derivative financial transactions in the form of futures and equity contracts (derivatives).

          The Company accounts for its derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133".

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

          Income before taxes, on the accompanying Consolidated Statements of Operations, includes a net gain of $4,239, and $355 from hedge ineffectiveness in 2002 and 2001, respectively.

          The Company currently holds futures contracts with a notional amount of $1,144 with a financial institution for various terms. The Company also currently holds equity derivatives with a notional amount of $16,262 with a financial institution with various terms. During 2002, the Company did not enter into or hold derivative financial instruments for trading purposes.

          The following tabular disclosure provides information about the Company's derivative financial instruments.

                                                Expected Maturity Date
                                     ---------------------------------------------
                                       2003    2004   2005    Thereafter    Total
                                     ---------------------------------------------
          Equity                     $16,262    --      --        --       $16,262
          Futures                      1,144    --      --        --         1,144
                                     ---------------------------------------------

          Total                      $17,406    --      --        --       $17,406
                                     =======   ====   =====   ==========   =======

Note 5 -  Other Assets:

          Other assets on the accompanying Consolidated Balance Sheets consist of the following:

                                                                  2002       2001
          ------------------------------------------------------------------------
          Investment in unconsolidated affiliate .............    $8,535    $6,033
          Other, net .........................................    14,890    15,550
                                                                 -------   -------

          Other assets .......................................   $23,425   $21,583

          ------------------------------------------------------------------------

          Other, net consists of long-term prepaid expenses, deposits and other investments carried at cost.

          Investment in Unconsolidated Affiliate - The Company and several leading academics in the field of finance operate a general partnership, LSV Asset Management ("LSV"). LSV is a registered investment advisor which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds and derived 9 percent of revenues in 2002 as portfolio manager for the Company's funds. The Company's interest in LSV was approximately 44 percent in 2002 and 2001. LSV is accounted for using the equity method of accounting. The Company's portion of LSV's net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.

          The following table contains condensed financial information of LSV:

          Condensed Statement of Operations       2002       2001     2000
          ---------------------------------------------------------------------

          Revenues ...........................   $38,190   $31,193   $22,974

          Net income .........................   $28,863   $23,070   $16,170

          ---------------------------------------------------------------------

          Condensed Balance Sheet                           2002      2001
          ---------------------------------------------------------------------

          Cash and cash equivalents ....................   $ 8,784   $ 6,205
          Accounts receivable ..........................     8,919     7,186
          Other current assets .........................       490         3
          Non-current assets ...........................       280        89
                                                           -------   -------

          Total assets .................................   $18,473   $13,483
                                                           =======   =======

          Current liabilities ..........................    $2,383   $ 1,686
          Partners' capital ............................    16,090    11,797
                                                           -------   -------
          Total liabilities and
             partners' capital .........................   $18,473   $13,483
                                                           =======   =======

          ---------------------------------------------------------------------

          The Company received partnership distribution payments from LSV of $11,067 and $9,936 in 2002 and 2001, respectively.

Note 6 -  Line of Credit:

          The Company has a line of credit agreement (the "Agreement") with a lending institution. The Agreement provides for borrowings of up to $25,000 and expires on June 19, 2003, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The line of credit, when utilized, accrues interest at the lower of the Prime rate or one and one-quarter percent above the London Interbank Offered Rate (LIBOR). The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments. The Company was in compliance with these covenants during 2002.

          There were no borrowings on the Company's line of credit during 2002 and 2001. Interest expense, including commitment fees, on the Company's line of credit was $64, $127, and $127 for the years ended December 31, 2002, 2001, and 2000, respectively.

Note 7 -  Long-term Debt:

          On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20% Senior Notes and $15,000 of 7.27% Senior Notes (collectively, the "Notes") in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company's line of credit at that time. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company's ability to merge or consolidate, and to sell certain assets. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The remaining unpaid principal balance at December 31, 2002 and 2001 was $25,000 and $27,000, respectively.

          On June 26, 2001 the Company entered into a term loan agreement (the "Agreement") with a separate lending institution. The agreement provides for borrowings up to $25,000, and expires on March 31, 2006 and is payable in seventeen equal quarterly installments. The Agreement provides the Company the option to have interest accrued at either the lower of the Prime rate or one and thirty-five hundredths of one percent above the London Interbank Offered Rate (LIBOR). The Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. On August 2, 2001, the Company borrowed the full $25,000. Principal payments on the notes are made quarterly from the date of issuance while interest payments are made based on the term of the LIBOR borrowing. The remaining unpaid principal balance at December 31, 2002 and 2001 was $18,066 and $23,611 respectively. The interest rate being applied at December 31, 2002 was 3.19 percent.

          The carrying amount of the Company's long-term debt is not materially different from its fair value. The Company was in compliance with all covenants associated with its long-term debt during 2002.

          Aggregate maturities of long-term debt at December 31, 2002 are:

          ------------------------------------------------------------------------------
          2003................................................................     9,555
          2004................................................................     9,556
          2005................................................................     9,555
          2006................................................................     5,389
          2007................................................................     4,000
          2008 and thereafter.................................................     5,000
                                                                                 -------

                                                                                 $43,055

          ------------------------------------------------------------------------------

          Interest expense relating to the Company's long-term debt was $2,188, $2,003, and $2,155 for the years ended December 31, 2002, 2001, and 2000 respectively.

Note 8 - Shareholders' Equity:

          Stock Split - On May 10, 2000, the Board of Directors approved a three-for-one stock split of the Company's $.01 par value common stock, effected in the form of a stock dividend which was paid on June 19, 2000 to shareholders of record on June 5, 2000. A total of 35,400,000 shares of common stock were issued in connection with the stock split. The par value of the stock remained unchanged. Accordingly, a total of $354 was reclassified from Retained earnings to Common stock.

          On December 14, 2000, the Board of Directors approved a two-for-one stock split of the Company's $.01 par value common stock, effected in the form of a stock dividend which was paid on February 28, 2001 to shareholders of record on February 19, 2001. On February 14, 2001, a special meeting of the shareholders was held and they approved an increase in the number of shares authorized to 750,000,000. A total of 54,309,000 shares of common stock were issued in connection with the stock split. The par value of the stock remained unchanged. Accordingly, a total of $543 was reclassified from Retained earnings to Common stock. All shares have been adjusted to reflect these splits.

          Stock-Based Compensation Plans - The Company currently has only one equity compensation plan, the 1998 Equity Compensation Plan, pursuant to which grants of stock may be made to employees, consultants and directors of the Company. The Company also maintains three additional equity compensation plans which have stock options outstanding, but these plans have been terminated. The terminated plans are the Company Stock Option Plan, the 1997 Stock Option Plan, and the Non-employee Directors Plan. No options are available for grant from these terminated plans, and grants made under these plans continue in effect under the terms of the grant and the applicable plan. The Company maintains an on-going annual grant program under which all employees are eligible for consideration. All of the Company's equity compensation plans are administered by the Company's Stock Option Committee. The 1998 Equity Compensation Plan and the 1997 Stock Option Plan are discussed in more detail below.

          The 1998 Equity Compensation Plan:

          On May 21, 1998, the Board of Directors adopted the 1998 Equity Compensation Plan (the "1998 Plan"), and the Company's shareholders approved the adoption of the 1998 Plan in May 1998. The Board of Directors has made certain amendments to the 1998 Plan after its adoption that did not require shareholder approval. The 1998 Plan provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock and performance units to all employees (including employees who are also directors) of the Company or its subsidiaries, consultants and advisors who perform valuable services to the Company or its subsidiaries and members of the Board of Directors who are not employees of the Company.

          With respect to grants other than automatic grants to non-employee directors, the Stock Option Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares and the terms of the grant, the time the grants will be made and the duration of any exercise or restriction period, and to deal with any other matters arising under the 1998 Plan.

          Options granted under the 1998 Plan may be "incentive stock options," which are intended to qualify with the requirements of Section 422 of the Code, and "nonqualified stock options" which are not intended to so qualify. Options are granted under the 1998 Plan with an exercise price equal to the fair market value of the Company's common stock on the date of grant, become exercisable ratably upon the attainment of specific diluted earnings per share targets or in their entirety after seven years from the date of grant, and expire ten years from the date of grant. The Company has not granted any incentive stock options, stock appreciation rights, restricted stock or performance units to date under the 1998 Plan.

          In addition to any discretionary grants which may be made to non-employee members of the Board of Directors under the 1998 Plan, the 1998 Plan also provides that non-employee directors receive automatic grants of non-qualified stock options. Each non-employee director who first becomes a member of the Board of Directors after the effective date of the 1998 Plan receives a non-qualified stock option to purchase 4,000 shares. In addition, each non-employee director receives an annual non-qualified stock option to purchase 8,000 shares pursuant to the 1998 Plan. The exercise prices for these options are equal to the fair market value of the Company's stock on the date of grant, the term is ten years from the date of grant, and the options become exercisable ratably over the first four anniversaries of the date of grant (unless otherwise determined by the Stock Option Committee).

          If a change of control of the Company occurs, unless the Board of Directors determines otherwise, all outstanding stock options and stock appreciation rights will become fully exercisable, the restrictions and conditions on all outstanding restricted stock will lapse, and grantees holding performance units will receive a payment in settlement of the performance unit, in an amount determined by the Stock Option Committee, based on the grantee's target payment for the performance period and the portion of the performance period that precedes the change of control. Upon a change of control in which the Company is not the surviving corporation (or survives as a subsidiary of another corporation), unless the Board of Directors determines otherwise, all outstanding stock options and stock appreciation rights will be assumed by, or replaced with comparable options or rights by, the surviving corporation. The Board of Directors may also provide in the event of a change of control that grantees will (i) surrender their outstanding options in exchange for cash or Company stock in an amount equal to the difference between the exercise price for options, or the base amount for stock appreciation rights, and the fair market value of the stock, or (ii) terminate outstanding options and stock appreciation rights after giving grantees the right to exercise such grants. The Stock Option Committee may limit the application of the change of control provisions to a grantee if certain conditions exist.

          The Board of Directors may amend or terminate the 1998 Plan at any time. Unless terminated earlier by the Board of Directors or extended by the Board of Directors, with the approval of the Company's shareholders, the 1998 Plan will terminate on May 20, 2008.

          As of December 31, 2002, options to acquire 10,109,000 shares were outstanding under the 1998 Plan, out of a total of 10,216,000 shares of common stock reserved for issuance under the 1998 Plan. A total of approximately 107,000 shares of common stock remain available for issuance under the 1998 Plan for future grants.

          The 1997 Stock Option Plan:

          On December 4, 1997, the Board of Directors adopted the 1997 Stock Option Plan (the "1997 Plan"). At the time of its initial approval, the 1997 Plan was not submitted to, nor was it required to be submitted to, the Company's shareholders for approval. The 1997 Plan was terminated by the Board of Directors in May 1998, and no further options may be granted. However, options granted under the 1997 Plan prior to its termination continue in effect under the terms of the grant and the 1997 Plan.

          The 1997 Plan only authorized the granting of nonqualified stock options. All employees (except officers and employee members of the Board of Directors) of the Company or its affiliates, consultants who perform services for the Company or its affiliates, and directors who are not employees of the Company were eligible to receive grants under the 1997 Plan. With respect to grants other than to non-employee directors, the Stock Option Committee had the authority to determine the individuals who would receive grants, the number of shares and the terms of the grant, the time the grants would be made and the duration of any exercise period, and deal with any other matters arising under the 1997 Plan.

          All options that were granted under the 1997 Plan to employees and consultants were granted at the fair market value of the Company's common stock on the date of grant, become exercisable ratably upon the attainment of specific diluted earnings per share targets or in their entirety after seven years from the date of grant, and expire ten years from the date of grant.

          The 1997 Plan provided that non-employee members of the Board of Directors would receive automatic grants of nonqualified stock options. Each non-employee director who first became a member of the Board of Directors after the effective date of the 1997 Plan, but before the termination of the 1997 Plan, received a non-qualified stock option to purchase 8,000 shares. In addition, each non-employee director received a non-qualified stock option to purchase 4,000 shares pursuant to the 1997 Plan. The exercise prices for these options were equal to the fair market value of the Company's stock on the date of grant, the term is ten years from the date of grant, and the options became exercisable ratably over the first four anniversaries of the date of grant (unless otherwise determined by the Stock Option Committee.

          If the Company is consolidated or merged into another corporation, each optionee with an outstanding option under the 1997 Plan will receive, upon exercise of the option, the same consideration as other shareholders of the Company received in connection with the transaction. If all or substantially all of the assets of the Company are sold or exchanged (other than by merger or consolidation), each optionee will have the right to exercise the option in full within ten days after the Stock Option Committee provides notice of the right to exercise the option, and any portion of the option not exercised will lapse.

          As of December 31, 2002, options to acquire 2,286,000 shares were outstanding under the 1997 Plan, out of a total of 2,286,000 shares of common stock reserved for issuance under the 1997 Plan.

          Additional Stock Option Plans:

          The Company has several other plans that have terminated and no further options may be granted under these plans. Grants made under the Plans will continue in effect under the terms of the grants and Plans. Options previously granted under these plans that have not yet expired or otherwise become unexercisable continue to be administered under such plans, and any portions that expire or become unexercisable for any reason shall be cancelled and be unavailable for future issuance.

          Certain information relating to the Company's stock option plans for 2002, 2001, and 2000 is summarized as follows:

          --------------------------------------------------------------------------------
                                                                   Number of     Weighted
                                                                     Shares     Avg. Price
                                                                   ----------   ----------
          Balance as of December 31, 1999 ......................   18,900,000       7.57
          Granted ..............................................    1,483,000      46.69
          Exercised ............................................   (3,301,000)      2.84
          Expired or canceled ..................................     (388,000)     12.63
                                                                   ----------

          Balance as of December 31, 2000 ......................   16,694,000      11.87
          Granted ..............................................    1,491,000      42.72
          Exercised ............................................   (3,392,000)      4.38
          Expired or canceled ..................................      (68,000)     29.39
                                                                   ----------

          Balance as of December 31, 2001 ......................   14,725,000     $16.63
          Granted ..............................................    2,333,000      29.43
          Exercised ............................................   (2,274,000)      5.06
          Expired or canceled ..................................     (311,000)     25.90
                                                                   ----------

          Balance as of December 31, 2002 ......................   14,473,000     $20.28

          Exercisable as of December 31, 2002 ..................    6,100,000     $ 6.60

          Available for future grant as of December 31, 2002 ...      107,000         --

          --------------------------------------------------------------------------------

          As of December 31, 2001 and 2000, there were 8,373,000 and 8,627,000 shares exercisable, respectively. The expiration dates for options at December 31, 2002 range from July 14, 2003 to December 10, 2012, with a weighted average remaining contractual life of 6.4 years.

          The weighted average fair value of the stock options granted during 2002, 2001, and 2000 was $43.56, $64.49, and $71.31, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      2002     2001       2000
          ----------------------------------------------------------------------

          Risk-free interest rate ...............      3.84%     4.80%     6.12%
          Expected dividend yield ...............      0.22%     0.22%     0.14%
          Expected life .........................   7 Years   7 Years   7 Years
          Expected volatility ...................     42.66%    42.31%    40.49%

          ----------------------------------------------------------------------

          The following table summarizes information relating to all options outstanding at December 31, 2002:

          ---------------------------------------------------------------------------------
                             Options Outstanding       Options Exercisable
                             at December 31, 2002      at December 31, 2002
                           ------------------------   -----------------------
                                                                                  Weighted
                                          Weighted                  Weighted      Average
             Range of                     Average                   Average       Remaining
             Exercise        Number       Exercise      Number      Exercise    Contractual
              Prices           of          Price          Of         Price          Life
           (Per Share)       Shares     (Per Share)     Shares    (Per Share)     (Years)
          --------------   ----------   -----------   ---------   -----------   -----------
          $ 2.75 - $4.00    2,579,000     $ 3.36      2,579,000     $ 3.36          2.7
            4.01 -  7.00    2,312,000       6.36      2,312,000       6.36          4.1
            7.01 - 19.00    2,505,000      14.60      1,207,000      13.92          6.2
           19.01 - 29.00    2,017,000      19.81             --         --          7.0
           29.01 - 42.85    2,477,000      30.01          2,000      41.45          9.9
           42.86 - 50.00    2,583,000      46.15             --         --          8.5
                           ----------                 ---------
                           14,473,000                 6,100,000

          ---------------------------------------------------------------------------------

          Employee Stock Purchase Plan - The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 7,800,000 shares for issuance under this plan. At December 31, 2002, 5,090,000 cumulative shares have been issued.

          Common Stock Buyback - The Board of Directors has authorized the purchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $653,365. Through December 31, 2002, a total of 106,481,000 shares at an aggregate cost of $606,296 have been purchased and retired. The Company purchased 5,378,000 shares at a cost of $147,857 during 2002.

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

          Dividends - On May 14, 2002, the Board of Directors declared a cash dividend of $.06 per share on the Company's common stock, which was paid on June 21, 2002, to shareholders of record on May 28, 2002. On December 10, 2002, the Board of Directors declared a cash dividend of $.06 per share on the Company's common stock, which was paid on January 21, 2003, to shareholders of record on January 3, 2003.

          The dividends declared in 2002, 2001, and 2000 were $12,964, $10,904, and $8,595, respectively. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

Note 9 -  Employee Benefit Plan:

          The Company has a tax-qualified defined contribution plan (the "Plan"). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $3,393, $4,377, and $2,210 to the Plan in 2002, 2001, and 2000, respectively.

Note 10 - Commitments and Contingencies:

          The Company has entered into various operating leases for facilities, data processing equipment, and software, as well as agreements for maintenance services. Some of these leases contain escalation clauses for increased taxes and operating expenses. Rent expense was $13,910, $13,790, and $11,822 in 2002, 2001, and 2000, respectively.

          The aggregate noncancellable minimum commitments at December 31, 2002 are:

          ----------------------------------------------------------------------

          2003 .......................................................    10,694
          2004 .......................................................     6,540
          2005 .......................................................     2,909
          2006 .......................................................     1,588
          2007 .......................................................     1,032
          2008 and thereafter ........................................    10,072
                                                                         -------

                                                                         $32,835

          ----------------------------------------------------------------------

          In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2002 related to these indemnifications.

          In the normal course of business, the Company is party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect upon the Company's financial position or results of operations.

Note 11 - Income Taxes:

          Income taxes consist of the following:

          Year Ended December 31,                              2002       2001      2000
          --------------------------------------------------------------------------------
          Current
             Federal ......................................   $71,541   $66,926    $56,752
             State ........................................     6,458     2,510      3,554
                                                              -------   -------    -------

                                                               77,999    69,436     60,306
                                                               ------    ------     ------
          Deferred, including current deferred
             Federal ......................................     3,781     3,089        783
             State ........................................       748       855       (434)
                                                              -------   -------    -------

                                                                4,529     3,944        349
                                                              -------   -------    -------
          Total income taxes from continuing
             operations ...................................   $82,528   $73,380    $60,655

          --------------------------------------------------------------------------------

          The effective income tax rate differs from the Federal income tax statutory rate due to the following:

          Year Ended December 31,                            2002   2001   2000
          ---------------------------------------------------------------------

          Statutory rate .................................   35.0%  35.0%  35.0%
          State taxes, net of Federal tax benefit ........    2.0    1.1    1.2
          Valuation allowance for foreign losses .........     .1     .5     .3
          Other, net .....................................    (.1)    .4    1.5
                                                             ----   ----   ----

                                                             37.0%  37.0%  38.0%

          ---------------------------------------------------------------------

          Deferred income taxes for 2002, 2001, and 2000 reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items comprising the deferred income tax provision (benefit) are as follows:

          Year Ended December 31,                             2002     2001    2000
          --------------------------------------------------------------------------
          Difference in financial reporting and income
             tax depreciation methods ...................    $1,493   $ (517)  $(192)
          Reserves not currently deductible .............     1,353      518     488
          Capitalized software currently deductible for
             tax purposes, net of amortization ..........       539     (617)   (981)
          State deferred income taxes ...................       487      556    (283)
          Revenue and expense recognized in
             different periods for financial reporting
             and income tax purposes ....................       766    4,142     542
          Other, net ....................................      (109)    (138)    775
                                                            -------   ------   -----

                                                             $4,529   $3,944   $ 349
          --------------------------------------------------------------------------

          The net deferred income tax (liability) asset is comprised of the following:

          Year Ended December 31,                               2002      2001
          ---------------------------------------------------------------------

          Current deferred income taxes:
             Gross assets .................................   $ 3,526   $ 4,459
             Gross liabilities ............................        --        --
                                                              -------   -------
                                                                3,526     4,459
                                                              -------   -------
          Long-term deferred income taxes:
             Gross assets .................................     7,842       220
             Gross liabilities ............................    (6,393)   (3,145)
                                                              -------   -------
                                                                1,449    (2,925)
             Valuation allowance ..........................    (7,842)       --
                                                              -------   -------
                                                               (6,393)   (2,925)
                                                              -------   -------

          Net deferred income tax (liability) asset .......   $(2,867)  $ 1,534

          ---------------------------------------------------------------------

          The valuation allowance against deferred tax assets at December 31, 2002 and 2001 are related to capital losses and net operating losses from certain domestic and foreign subsidiaries. Certain state tax statutes significantly limit the utilization of net operating losses for domestic subsidiaries. Furthermore, these net operating losses cannot be used to offset other subsidiaries net income.

          The tax effect of significant temporary differences representing deferred tax assets (liabilities) is as follows:

          Year Ended December 31,                               2002      2001
          ---------------------------------------------------------------------

          Difference in financial reporting and income
             tax depreciation methods .....................   $(1,914)  $   807
          Reserves not currently deductible ...............     1,516     1,407
          Capitalized software currently deductible for
             tax purposes, net of amortization ............    (5,318)   (4,666)
          State deferred income taxes .....................       271         9
          Revenue and expense recognized in
             different periods for financial reporting
             and income tax purposes ......................     1,735     3,258
          Unrealized holding gain on investments ..........     1,027       719
          Other, net ......................................      (184)       --
                                                              -------   -------

                                                              $(2,867)  $ 1,534

          ---------------------------------------------------------------------

Note 12 - Segment Information:

          The Company established its segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report financial information about operating segments in financial statements. SFAS 131 also requires additional disclosures about products and services, geographic areas, and major customers.

          The Company evaluates financial performance of its operating segments based on Income from operations. During 2001, our operations and organizational structures were realigned into separate business units that offer products and services tailored for particular market segments. Our reportable segments are Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. The accounting policies of the reportable segments are the same as those described in Note 1.

          The following tables highlight certain financial information from continuing operations about each of the Company's segments for the years ended December 31, 2002, 2001, and 2000:

          ----------------------------------------------------------------------------------------------------------------
                                   Private                                         Investments     General
                                   Banking   Investment                  Money       In New          And
          2002                     & Trust    Advisors    Enterprises   Managers   Businesses    Administrative    Total
          ----------------------------------------------------------------------------------------------------------------

          Revenues                $324,505    $149,181      $55,875      $46,220    $ 45,038                      $620,819
                                              --------      -------      -------    --------                      --------

          Operating
             income (loss)        $138,004    $ 78,009      $21,836      $ 8,864    $(14,710)       $(22,184)     $209,819
                                  --------    --------      -------      -------    --------        --------      --------

          Other income, net                                                                                       $ 13,229
                                                                                                                  --------

          Income before
             income taxes                                                                                         $223,048
                                                                                                                  --------

          Depreciation and
             amortization         $ 10,935    $  3,126      $ 1,077      $ 1,062    $  1,310        $    550      $ 18,060
                                  --------    --------      -------      -------    --------        --------      --------

          Capital
             Expenditures         $ 15,256    $  5,237      $ 2,185      $ 1,910    $  2,246        $  1,260      $ 28,094
                                  --------    --------      -------      -------    --------        --------      --------

          Total assets            $132,831    $ 52,989      $21,621      $16,963    $ 53,976        $185,767      $464,147
                                  --------    --------      -------      -------    --------        --------      --------

                             Private                                          Investments      General
                             Banking    Investment                  Money       In New           And
          2001               & Trust     Advisors    Enterprises   Managers   Businesses    Administrative    Total
          -----------------------------------------------------------------------------------------------------------
          Revenues           $360,069    $154,988      $64,522      $36,576     $ 41,858                     $658,013
                             --------    --------      -------      -------     --------                     --------

          Operating
             income (loss)   $144,225    $ 61,060      $20,003      $ 4,944     $(23,589)      $(23,457)     $183,186
                             --------    --------      -------      -------     --------       --------      --------

          Other income,
             net                                                                                             $ 15,138
                                                                                                             --------

          Income before
             income taxes                                                                                    $198,324
                                                                                                             --------

          Depreciation and
             amortization    $ 12,119    $  3,349      $ 1,164      $   977     $  1,362       $    679      $ 19,650
                             --------    --------      -------      -------     --------       --------      --------

          Capital
             Expenditures    $ 22,638    $  6,523      $ 3,121      $ 2,099     $  3,621       $  2,340      $ 40,342
                             --------    --------      -------      -------     --------       --------      --------
          Total assets       $112,120    $ 41,381      $37,576      $28,059     $ 50,036       $191,744      $460,916
                             --------    --------      -------      -------     --------       --------      --------

                             Private                                          Investments      General
                             Banking    Investment                  Money       In New           And
          2000               & Trust     Advisors    Enterprises   Managers   Businesses    Administrative    Total
          -----------------------------------------------------------------------------------------------------------
          Revenues           $338,416    $133,959      $55,034      $32,349     $ 39,048                     $598,806
                             --------    --------      -------      -------     --------                     --------

          Operating
             income (loss)   $130,522    $ 44,510      $10,365      $ 2,556     $(23,155)      $(16,839)     $147,959
                             --------    --------      -------      -------     --------       --------      --------

          Other income,
             Net                                                                                             $ 11,659
                                                                                                             --------

          Income before
             income taxes                                                                                    $159,618
                                                                                                             --------

          Depreciation and
             amortization    $ 10,807    $  2,970      $ 1,020      $   860     $  1,137       $    511      $ 17,305
                             --------    --------      -------      -------     --------       --------      --------

          Capital
             Expenditures    $ 16,462    $  3,809      $ 1,404      $ 1,148     $  2,039       $  2,326      $ 27,188
                             --------    --------      -------      -------     --------       --------      --------

          Total Assets       $ 93,510    $ 22,648      $35,178      $23,760     $ 33,418       $167,068      $375,582
                             ========    ========      =======      =======     ========       ========      ========

          -----------------------------------------------------------------------------------------------------------

          General and Administrative consists of expenses and assets attributable to corporate overhead groups that are not allocated to the operating segments for internal financial reporting purposes. Unallocated assets primarily consist of cash and cash equivalents, deferred tax assets, the investment in LSV, and certain other shared services assets.

          The following table presents the details of other income (expense):

          For the Year Ended December 31,                    2002      2001      2000
          -----------------------------------------------------------------------------
          Equity in the earnings of
             unconsolidated affiliate....................   $12,652   $10,342   $ 7,533
          Net loss on investments                            (2,360)       --        --
          Interest income................................     5,200     6,945     6,419
          Interest expense...............................    (2,263)   (2,149)   (2,293)
                                                            -------   -------   -------

                                                            $13,229   $15,138   $11,659

          -----------------------------------------------------------------------------

          The following table presents revenues by country based on the location of the use of the products or services:

          For the Year Ended December 31,                     2002       2001       2000
          --------------------------------------------------------------------------------
          United States..................................   $578,458   $617,108   $559,574
          International operations.......................     42,361     40,905     39,232
                                                            --------   --------   --------

                                                            $620,819   $658,013   $598,806
          --------------------------------------------------------------------------------

          The following table presents assets based on its location:

                                                              2002       2001       2000
          --------------------------------------------------------------------------------
          United States..................................   $417,061   $418,550   $354,695
          International operations.......................     47,086     42,366     20,887
                                                            --------   --------   --------

                                                            $464,147   $460,916   $375,582
          --------------------------------------------------------------------------------

Note 13 - Related Party Transactions:

          The Company, either by itself or through its wholly owned subsidiaries, is a party to Investment Advisory and Administration Agreements with several regulated investment companies ("RICs"), which are administered by the Company. Shares of the RICs are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, The Company receives a fee for providing investment advisory, administrative, and accounting services to the RICs. The investment advisory and administration fee is a fixed percentage, referred to as basis points, of the average daily net asset value of each RIC, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $261,879, $299,108, and $246,308, in 2002, 2001, and 2000,
          respectively. The Company is also a party to Distribution Agreements with several RICs, which are advised and/or administered by the Company. The Company receives a fee from the RICs for providing distribution services pursuant to the provisions of various Rule 12b-1 Plans adopted by the RICs. These distribution fees totaled $44,952, $49,209 and $41,129 in 2002, 2001, and 2000, respectively.

Note 14 - Quarterly Financial Data (Unaudited):

                                                               For the Three Months Ended
                                                        -----------------------------------------
          2002                                          March 31   June 30    Sept. 30   Dec. 31
          ---------------------------------------------------------------------------------------
          Revenues...................................   $159,215   $158,851   $153,316   $149,437
          Income before income taxes.................   $ 53,970   $ 56,760   $ 56,715   $ 55,603
          Net income.................................   $ 34,001   $ 35,759   $ 35,731   $ 35,029
          Basic earnings per common share............   $    .31   $    .33   $    .33   $    .33
          Diluted earnings per common share..........   $    .30   $    .31   $    .32   $    .32

          ---------------------------------------------------------------------------------------

                                                               For the Three Months Ended
                                                        -----------------------------------------
          2001                                          March 31   June 30    Sept. 30   Dec. 31
          ---------------------------------------------------------------------------------------
          Revenues...................................   $161,301   $168,480   $163,403   $164,829
          Income before income taxes.................   $ 45,570   $ 49,471   $ 50,621   $ 52,662
          Net income.................................   $ 28,709   $ 31,167   $ 31,891   $ 33,177
          Basic earnings per common share............   $    .26   $    .29   $    .29   $    .31
          Diluted earnings per common share..........   $    .25   $    .27   $    .28   $    .29

          ---------------------------------------------------------------------------------------

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

                    SEI INVESTMENTS COMPANY AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
           FOR THE THREE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                       Additions
                                                                  ---------------------
                                                     Balance at   Charged to   Charged                   Balance
                                                     Beginning    Costs and    to Other                  at End
                        Description                   of Year      Expenses    Accounts   (Deductions)   of Year
          ------------------------------------------------------------------------------------------------------
          Allowance for doubtful accounts:

             2002                                      $1,700       $   --        $--          $--        $1,700
             2001                                      $1,700       $   --        $--          $--        $1,700
             2000                                      $1,700       $   --        $--          $--        $1,700

          Deferred income tax valuation allowance:

             2002                                      $6,022       $1,820        $--          $--        $7,842

          Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

          On June 18, 2002, we filed a Current Report on Form 8-K reporting that on June 14, 2002, at the direction of our Board of Directors, acting upon the recommendation of the Audit Committee, we dismissed Arthur Andersen LLP as our independent public accountants and appointed PricewaterhouseCoopers LLP to serve as our independent public accountants for the fiscal year 2002.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Certain information required by this item is hereby incorporated by reference to the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2003 Proxy Statement").

The executive officers of the Company are as follows:

ALFRED P. WEST, JR., 60, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.

CARMEN V. ROMEO, 59, has been an employee of the Company since March 1977. Mr. Romeo has been an Executive Vice President since December 1985 and a Director since June 1979. Mr. Romeo was Treasurer and Chief Financial Officer from June 1979 to September 1996.

CARL A. GUARINO, 45, has been an employee of the Company since April 1988. Mr. Guarino has been an Executive Vice President since March 2000 and a Senior Vice President since April 1988. Mr. Guarino was General Counsel from April 1988 to January 1994.

EDWARD D. LOUGHLIN, 52, has been an employee of the Company since September 1979. Mr. Loughlin has been an Executive Vice President since May 1993 and a Senior Vice President since January 1988.

DENNIS J. MCGONIGLE, 42, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and a Senior Vice President since May 1995.

WAYNE M. WITHROW, 47, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President and Chief Information Officer since March 2000 and a Senior Vice President since January 1994.

KEVIN P. ROBINS, 41, has been an employee of the Company since September 1992. Mr. Robins has been a Senior Vice President since January 1994. Mr. Robins was General Counsel from January 1994 to March 2000.

TODD B. CIPPERMAN, 37, has been an employee of the Company since April 1995. Mr. Cipperman has been a Senior Vice President and General Counsel since March 2000.

KATHY HEILIG, 44, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999 and Treasurer since May 1997.

MARK SAMUELS, 55, has been an employee of the Company since September 1992. Mr. Samuels has been a Senior Vice President since May 2001 and Director of Communications and Marketing since May 2000.

ROBERT F. CRUDUP, 55, has been an employee of the Company since 1987. Mr. Crudup has been a Executive Vice President since January 2001.

JUDITH E. TSCHIRGI, 49, has been an employee of the Company since May 1995. Ms. Tschirgi has been a Senior Vice President since January 2001.

JOSEPH P. UJOBAI, 41, has been an employee of the Company since May 1998. Mr. Ujobai has been a Senior Vice President since January 2001.

MARK NAGLE, 43, has been an employee of the Company since November 1996. Mr. Nagle has been a Senior Vice President since January 2001.

KENNETH G. ZIMMER, 46, has been an employee of the Company since April 1982. Mr. Zimmer has been a Senior Vice President since January 2001.

Item 11. Executive Compensation.

The information called for in this item is hereby incorporated by reference to the 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information called for in this item is hereby incorporated by reference to the 2003 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information called for in this item is hereby incorporated by reference to the 2003 Proxy Statement.

Item 14. Controls and Procedures

Within 90 days prior to the date of filing this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1 and 2.   Financial Statements and Financial Statement Schedules. The
               following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

               Report of Independent Public Accountants
               Consolidated Balance Sheets -- December 31, 2002 and 2001 Consolidated Statements of Operations -- For the years ended
                  December 31, 2002, 2001, and 2000
               Consolidated Statements of Shareholders' Equity -- For the
                  years ended December 31, 2002, 2001, and 2000
               Consolidated Statements of Cash Flows -- For the years ended
                  December 31, 2002, 2001, and 2000
               Notes to Consolidated Financial Statements
               Schedule II -- Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

          3. Exhibits, Including Those Incorporated by Reference. The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SEI INVESTMENTS COMPANY


Date March 27, 2003                             By /s/ Dennis McGonigle
                                                   -----------------------------
                                                   Dennis McGonigle
                                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.


Date March 27, 2003                             By /s/ Alfred P. West, Jr.
                                                   -----------------------------
                                                   Alfred P. West, Jr.
                                                   Chairman of the Board,
                                                   Chief Executive Officer,
                                                   and Director


Date March 27, 2003                             By /s/Carmen V. Romeo
                                                   -----------------------------
                                                   Carmen V. Romeo
                                                   Executive Vice President and
                                                   Director


Date March 27, 2003                             By /s/ Richard B. Lieb
                                                   -----------------------------
                                                   Richard B. Lieb
                                                   Director


Date March 27, 2003                             By /s/ William M. Doran
                                                   -----------------------------
                                                   William M. Doran
                                                   Director


Date March 27, 2003                             By /s/ Henry H. Porter, Jr.
                                                   -----------------------------
                                                   Henry H. Porter, Jr.
                                                   Director


Date March 27, 2003                             By /s/ Kathryn M. McCarthy
                                                   -----------------------------
                                                   Kathryn M. McCarthy
                                                   Director


Date March 27, 2003                             By /s/ Sarah Blumenstein
                                                   -----------------------------
                                                   Sarah Blumenstein
                                                   Director

I, Alfred P. West Jr., certify that:

1. I have reviewed this annual report on Form 10-K of SEI Investments Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


/s/ Alfred P. West, Jr.
------------------------------------
Alfred P. West, Jr.
Chairman and Chief Executive Officer

I, Dennis J. McGonigle, certify that:

1. I have reviewed this annual report on Form 10-K of SEI Investments Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


/s/ Dennis J. McGonigle
------------------------------------
Dennis J. McGonigle
Chief Financial Officer

Written Statement of Chairman and Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Alfred P. West, Jr., Chairman and Chief Executive Officer, and Dennis J McGonigle, Chief Financial Officer, of SEI Investments Company; a Pennsylvania corporation (the "Company"), hereby certify that, based on our knowledge:

     (a) The Annual Report on Form 10-K of the Company for the year ended December 31, 2002 filed on the date hereof with the Securities and Exchange Commission (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (b) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                            /s/ Alfred P. West, Jr.
                                            ------------------------------------
                                            Alfred P. West, Jr.
                                            Chairman and Chief Executive Officer
                                            March 27, 2003


                                            /s/ Dennis J. McGonigle
                                            ------------------------------------
                                            Dennis J. McGonigle
                                            Chief Financial Officer
                                            March 27, 2003

                                  EXHIBIT INDEX

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

     3.1 Articles of Incorporation of the Registrant as amended on January 21, 1983. (Incorporated by reference to exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982.)
     3.1.2 Amendment to Articles of Incorporation of the Registrant, dated May 21, 1992. (Incorporated by reference to exhibit 3.1.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)
     3.1.3 Amendment to Articles of Incorporation of the Registrant, dated May 26, 1994. (Incorporated by reference to exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)
     3.1.4 Amendment to Articles of Incorporation of the Registrant, dated November 21, 1996. (Incorporated by reference to exhibit 3.1.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
     3.1.5 Amendment to Articles of Incorporation of the Registrant, dated February 14, 2001. (Incorporated by reference to exhibit 3.1.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
     3.2 By-Laws. (Incorporated by reference to exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.)
     3.2.1 Amendment to By-Laws, dated December 19, 1988. (Incorporated by reference to exhibit 3.2.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)
     3.2.2 Amendment to By-Laws, dated July 12, 1990. (Incorporated by reference to exhibit 3.2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.)
     4.1 Form of Certificate for Shares of Common Stock. (Incorporated by reference to exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)
     4.2 Rights Agreement dated December 10, 1998. (Incorporated by reference to exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

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

     10.5.1    Amendment 1997-1 to the Stock Option Plan for Non-Employee
               Directors. (Incorporated by reference to exhibit 10.5.1 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997.)
     10.5.2    1997 Option Share Deferral Plan for Non-Employee Directors.
               (Incorporated by reference to exhibit 99(d) to the Registrant's
               Registration Statement on Form S-8 (No. 333-63709) filed
               September 18, 1998.)
     10.6      Employment Agreement, dated May 25, 1979, between Alfred P. West,
               Jr. and the Registrant. (Incorporated by reference to exhibit
               10.7 to the Registrant's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1990.)
     10.7      Employment Agreement, dated January 21, 1987, between Gilbert L.
               Beebower and the Registrant. (Incorporated by reference to exhibit 10.8 to the Registrant's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1990.)
     10.8.1    Employment Agreement, dated July 1, 1987, between Richard B. Lieb and the Registrant. (Incorporated by reference to exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)
     10.8.2    Stock Option Agreement, dated February 23, 1989, between Richard
               B. Lieb and a subsidiary of the Registrant, as amended.
               (Incorporated by reference to exhibit 10.8.2 to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1992.)
     10.9      Summary of Company Bonus Plan for Senior Management.
               (Incorporated by reference to exhibit 10.9 to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1993.)
     10.11     Directors and Officers Liability Insurance Policy. (Incorporated
               by reference to exhibit 10.9 to the Registrant's Registration
               Statement on Form S-8 (No.2-78133) filed June 25, 1982.)
     10.12     Lease Agreement, dated as of January 1, 1990, between The Canada
               Life Assurance Company and the Registrant. (Incorporated by
               reference to exhibit 10.11 to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1990.)
     10.13     Lease Agreement, dated as of May 1, 1991, between Two North
               Riverside Plaza Joint Venture and the Registrant. (Incorporated
               by reference to exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)
     10.14     Credit Agreement, dated December 21, 2001 between PNC Bank,
               National Association and the registrant. (Incorporated by
               reference to exhibit 10.19 to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended December 31, 2001.)
     10.16     Master Lease Agreement, dated December 29, 1989, between
               Varilease Corporation and the Registrant, as amended.
               (Incorporated by reference to exhibit 10.14 to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1992.)
     10.17     Note Purchase Agreement, dated as of February 24, 1997, with respect to the issuance by the Registrant of $20,000,000 7.20%
               Senior Notes, Series A, due February 24, 2007, and $15,000,000
               7.27% Senior Notes, Series B, due February 24, 2012.
               (Incorporated by reference to exhibit 10.17 to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1996.)
     10.17.1   First Amendment, dated December 15, 1998, to Note Purchase
               Agreement, dated February 24, 1997. (Incorporated by reference to exhibit 10.17.1 to the Registrant's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1998.)
     10.17.2*  Second Amendment, dated February 19, 2003, to Note Purchase
               Agreement, dated February 24, 1997. (Page 70).
     10.18     Term Loan Agreement, dated June 26, 2001 between Firstar Bank,
               National Association and the registrant. (Incorporated by
               reference to exhibit 10.18 to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended December 31, 2001.)
     21*       Subsidiaries of the Registrant. (Page 78)
     23.1*     Consent of Independent Public Accountants. (Page 81)
     23.2*     Notice regarding lack of consent of Arthur Andersen LLP. (Page
               83)
     99.1 *    Miscellaneous exhibit. (Page 85)
     99.2      Miscellaneous exhibit. (Incorporated by reference to exhibit 99.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

*    Filed herewith as an exhibit to this Form 10-K.