Form 10-Q
period 2003-03-31
SEI CORP
filed 2003-05-14
CIK 350894

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)*

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

OR

☐

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                 to

0-10200
(Commission File Number)

SEI INVESTMENTS COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-1707341 (IRS Employer Identification Number)

1 Freedom Valley Drive, Oaks, Pennsylvania 19456-1100

(Address of principal executive offices)
(Zip Code)

(610) 676-1000
(Registrant’s telephone number, including area code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

*APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

*APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2003: 104,794,110 shares of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands)

	March 31, 2003	December 31, 2002

Assets
Current Assets:
Cash and cash equivalents	$144,836	$165,724
Restricted cash	10,000	10,000
Receivables from regulated investment companies	22,261	22,588
Receivables, net of allowance for doubtful accounts of $1,700	62,209	52,054
Deferred income taxes	8,225	3,526
Prepaid expenses and other current assets	4,371	7,543

Total Current Assets	251,902	261,435

Property and Equipment, net of accumulated depreciation and amortization of $115,137and $111,210	104,258	104,926

Capitalized Software, net of accumulated amortization of $15,637 and $15,204	12,708	12,596

Investments Available for Sale	60,741	62,433

Other Assets, net	22,390	23,425

Total Assets	$452,667	$464,147

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	March 31 2003	December 31, 2002

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$9,556	$9,556
Accounts payable	2,863	4,058
Accrued expenses	110,236	119,427
Deferred revenue	2,711	1,206

Total Current Liabilities	125,366	134,247

Long-term Debt	28,111	33,500

Deferred Income Taxes	6,366	6,393

Shareholders’ Equity:
Common stock, $.01 par value, 750,000 shares authorized; 105,017 and 106,184 shares issued and outstanding	1,050	1,062
Capital in excess of par value	220,094	216,284
Retained earnings	73,397	74,019
Accumulated other comprehensive losses	(1,717)	(1,358)

Total Shareholders’ Equity	292,824	290,007

Total Liabilities and Shareholders’ Equity	$452,667	$464,147

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Income
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,

		2003		2002

Revenues		$150,605		$159,215
Expenses:
Operating and development		66,552		68,736
Sales and marketing		26,889		34,148
General and administrative		5,651		5,709

Income from operations		51,513		50,622
Equity in the earnings of unconsolidated affiliate		3,614		2,679
Net loss from investments		(106)		—
Interest income		1,242		1,150
Interest expense		(568)		(481)

Income before income taxes		55,695		53,970
Income taxes		20,607		19,969

Net income		35,088		34,001

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		(18)		(381)
Unrealized holding (loss) gain on investments, Unrealized holding (losses) gains during the period net of income tax (benefit) expense of $(441) and $306	(807)		803
Less: reclassification adjustment for (losses) gains realized in net income, net of income tax benefit (expense) of $274 and $(140)	466	(341)	(239)	564

Other comprehensive (loss) income		(359)		183

Comprehensive income		$34,729		$34,184

Basic earnings per common share		$.33		$.31

Diluted earnings per common share		$.32		$.30

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$35,088	$34,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,380	4,433
Undistributed equity in the earnings of unconsolidated affiliate	(294)	(334)
Tax benefit on stock options exercised	2,248	6,771
Other	37	(3,036)
Change in current assets and liabilities:
Decrease (increase) in
Receivables from regulated investment companies	327	1,314
Receivables	(10,155)	(6,781)
Prepaid expenses and other current assets	(682)	(1,035)
Increase (decrease) in
Accounts payable	(1,195)	(1,198)
Accrued expenses	(2,817)	(5,689)
Deferred revenue	1,505	(766)

Net cash provided by operating activities	28,442	27,680

Cash flows from investing activities:
Additions to property and equipment	(4,556)	(9,601)
Additions to capitalized software	(545)	—
Purchase of investments available for sale	(620)	(6,564)
Sale of investments available for sale	2,187	6,065
Other	127	132

Net cash used in investing activities	(3,407)	(9,968)

Cash flows from financing activities:
Payment on long-term debt	(5,389)	(3,388)
Purchase and retirement of common stock	(38,954)	(164)
Proceeds from issuance of common stock	4,794	4,119
Payment of dividends	(6,374)	(5,460)

Net cash used in financing activities	(45,923)	(4,893)

Net (decrease) increase in cash and cash equivalents	(20,888)	12,819
Cash and cash equivalents, beginning of period	165,724	163,685

Cash and cash equivalents, end of period	$144,836	$176,504

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(all figures are in thousands except per share data)

Note 1.

Summary of Significant Accounting Policies

Nature of Operations

SEI Investments Company (the “Company”) is organized around its five primary target markets: Private Banking & Trust, Investment Advisors, Enterprises, Money Mangers, and Investments in New Businesses. Private Banking & Trust provides investment processing solutions, fund processing solutions and investment management programs to banks and private trust companies. Investment Advisors provides investment management programs and investment processing solutions to affluent investors through a network of financial intermediaries, independent investment advisors and other investment professionals. Enterprises provide retirement and treasury business solutions for corporations, unions, foundations and endowments, and other institutional investors. Money Managers provides investment solutions to U.S. investment managers, mutual fund companies and alternative investment managers worldwide. Investments in New Businesses include the Company’s global asset management businesses as well as initiatives into new U.S. markets.

Summary Financial Information and Results of Operations

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

Interim Financial Information

While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s latest annual report on Form 10-K.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s principal subsidiaries are SEI Investments Distribution Company (SIDCO), SEI Investments Management Corporation (SIMC), and SEI Private Trust Company (SPTC). All intercompany accounts and transactions have been eliminated. Investment in unconsolidated affiliate is accounted for using the equity method due to the Company’s less than 50 percent ownership. The Company’s portion of the affiliate’s operating results is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income (See Note 6).

Property and Equipment

Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

	March 31, 2003	December 31, 2002	Estimated Useful Lives (In Years)

Equipment	$79,781	$79,260	3 to 5
Buildings	75,825	75,825	25 to 39
Land	9,345	9,345	N/A
Purchased software	21,818	21,256	3
Furniture and fixtures	15,548	15,523	3 to 5
Leasehold improvements	7,596	7,386	Lease Term
Construction in progress	10,150	6,873	N/A

	220,063	215,468
Less: Accumulated depreciation and amortization	(115,137)	(111,210)

Property and Equipment, net	$104,926	$104,258

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

Capitalized Software

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. The Company did not capitalize any software development costs during the three months ended March 31, 2003 and 2002 in accordance with SFAS 86.

In 2002, the Company adopted the guidance established in EITF 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, and applies Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” for development costs associated with software products to be provided in a hosting environment. SOP 98-1 requires that costs incurred in the preliminary project and post implementation stages of an internal software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. The Company capitalized $545 in software development costs in accordance with SOP 98-1 during the three months ended March 31, 2003. The Company did not capitalize any software development costs in accordance with SOP 98-1 during the three months ended March 31, 2002.

Amortization of capitalized software development costs begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 5.4 years. Amortization expense was $433 during the three months ended March 31, 2003 and 2002, respectively, and is included in Operating and development expenses on the accompanying Consolidated Statements of Income.

Earnings per Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Pursuant to SFAS 128, dual presentation of basic and diluted earnings per common share is required on the face of the statements of income for companies with complex capital structures. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.

	For the Three Month Period Ended March 31, 2003

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$35,087	105,766	$.33

Dilutive effect of stock options	—	3,800

Diluted earnings per common share	$35,087	109,566	$.32

	For the Three Month Period Ended March 31, 2002

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$34,001	109,396	$.31

Dilutive effect of stock options	—	5,588

Diluted earnings per common share	$34,001	114,984	$.30

Options to purchase 5,046 and 2,715 shares of common stock, with an average exercise price of $38.25 and $46.09, were outstanding during the first quarter of 2003 and 2002, respectively, but were excluded from the diluted earnings per common share calculation because the options’ exercise prices were greater than the average market price of the Company’s common stock.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and has presented the required Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), pro forma disclosure in the table below.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock-based compensation. Had compensation cost been determined consistent with SFAS 123, as amended by SFAS 148, the Company’s net income would have been reduced to the following pro forma amounts:

	For the Three Month Period ended March 31

	2003	2002

Net income:
As reported	$35,088	$34,001
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,202)	(2,326)

Pro forma	$32,886	$31,675
Basic earnings per common share:
As reported	$.33	$.31
Pro forma	$.31	$.29
Diluted earnings per common share:
As reported	$.32	$.30
Pro forma	$.30	$.28

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash paid/received during the three months ended March 31 is as follows:

	2003	2002

Interest paid	$1,072	$989
Interest and dividends received	$1,394	$1,244
Income taxes paid	$—	$56

Management’s Use of Estimates

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

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45,”Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others,” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified on or after January 1, 2003. The recognition and measurement provisions of FIN 45 does not, nor is it expected to, have any material effect on the results of operations, financial position or liquidity of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, (“FIN 46”). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in interim periods beginning after June 30, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of FIN 46 has any material effect on the results of operations, financial position, liquidity or disclosure requirements.

In February 2003, the Emerging Issues Task Force (“EITF”) ratified Issue No. 00-21,”Revenue Arrangements with Multiple Deliverables”, (“Issue 00-21”). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company provides certain services that involve a series of different product offerings that can be purchased as a complete solution or as individual components. Consideration for these types of services is usually a combination of fixed and variable payment amounts. Currently, the Company is evaluating the impact Issue 00-21 could have on our results of operations, financial position, liquidity and disclosure requirements. Issue 00-21 becomes effective for revenue arrangements entered into after June 30, 2003.

Note 2.

Comprehensive Income – The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income includes net income, foreign currency translation adjustments, and unrealized holding gains and losses and is presented on the accompanying Consolidated Statements of Income. Accumulated other comprehensive losses on the Consolidated Balance Sheets is the change from December 31, 2002 to March 31, 2003 as follows:

	Foreign Currency Translation Adjustments	Unrealized Holding Losses on Investments	Accumulated Other Comprehensive Losses

Beginning balance (Dec. 31, 2002)	$367	$(1,725)	$(1,358)
Current period change	(18)	(341)	(359)

Ending Balance (March 31, 2003)	$349	$(2,066)	$(1,717)

Note 3.

Receivables - Receivables on the accompanying Consolidated Balance Sheets consist of the following:

	March 31, 2003	December 31, 2002

Trade receivables	$27,709	$20,326
Fees earned, not received	1,407	1,452
Fees earned, not billed	34,793	31,976

	63,909	53,754
Less: Allowance for doubtful accounts	(1,700)	(1,700)

	$62,209	$52,054

Fees earned, not received represent brokerage commissions earned but not yet collected. Fees earned, not billed represent receivables earned but unbilled and result from timing differences between services provided and contractual billing schedules.

Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets represent fees collected from the Company’s wholly owned subsidiaries, SIDCO and SIMC, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies sponsored by the Company.

Note 4.

Investments Available for Sale - The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of comprehensive income. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Income.

	As of March 31, 2003

	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Company-sponsored mutual funds	$41,787	$534	$(472)	$41,849
Equity securities	22,214	—	(3,322)	18,892

	$64,001	$534	$(3,794)	$60,741

	As of December 31, 2002

Company-sponsored mutual funds	$45,642	$860	$(331)	$46,171
Equity securities	19,543	—	(3,281)	16,262

	$65,185	$860	$(3,612)	$62,433

The net unrealized holding losses at March 31, 2003 were $2,066 (net of income tax benefit of $1,194) and at December 31, 2002 were $1,725 (net of income tax benefit of $1,027) and are reported as a separate component of Accumulated other comprehensive losses on the accompanying Consolidated Balance Sheets.

Management performs a review of all investments in marketable securities on a quarterly basis with regards to impairment. Factors considered in determining other-than-temporary impairment are significant or prolonged declines in the price of investments based on available market prices. Additional consideration is given to the ability to recover the carrying amount of the investment. During the first quarter of 2003, management determined that certain investments were impaired. The Company recorded an impairment charge of $595 related to other-than temporary declines in fair value and is included in Net loss from investments on the accompanying Consolidated Statements of Income.

During the first quarter 2003, the Company recognized gross realized gains from available-for-sale securities of $10 and gross realized losses from available-for-sale securities of $155.

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

The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133” ) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 138”).

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

At March 31, 2003, Net loss from investments on the accompanying Consolidated Statements of Income includes a net gain of $658 from hedge ineffectiveness.

The Company currently holds futures contracts with a notional amount of $1,126 with a financial institution for various terms. The Company also currently holds equity derivatives with a notional amount of $18,892 with a financial institution with various terms. During the three months ended March 31, 2003, the Company did not enter into or hold derivative financial instruments for trading purposes.

Note 6.

Other Assets - Other assets on the accompanying Consolidated Balance Sheets consist of the following:

	March 31, 2003	December 31, 2002

Investment in unconsolidated affiliate	$8,829	$8,535
Other, net	13,561	14,890
Other assets	$22,390	$23,425

Other, net consists of long-term prepaid expenses, deposits and other investments carried at cost.

Investment in Unconsolidated Affiliate – LSV Asset Management (“LSV”) is a partnership formed between the Company and several leading academics in the field of finance. LSV is a registered investment advisor, which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds. The Company’s interest in LSV was approximately 44 percent for the first quarter of 2003 and 2002. LSV is accounted for using the equity method of accounting due to the Company’s less than 50 percent ownership. The Company’s portion of LSV’s net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income.

The following table contains the condensed statements of income of LSV for the three months ended March 31:

	2003	2002

Revenues	$10,788	$8,591

Net income	$8,243	$6,111

The following table contains the condensed balance sheets of LSV:

	March 31, 2003	December 31, 2002

Current assets	$17,585	$18,193
Non-current assets	424	280

Total assets	$18,009	$18,473

Current liabilities	$1,440	$2,383
Partners’ capital	16,569	16,090

Total liabilities and partners’ capital	$18,009	$18,473

Note 7.

Accrued Expenses – Accrued expenses on the accompanying Consolidated Balance Sheets consist of the following:

	March 31, 2003	December 31, 2002

Accrued compensation	$16,572	$33,612
Accrued income taxes	27,985	9,281
Accrued proprietary fund services	8,875	8,403
Accrued brokerage services	8,941	9,103
Other accrued expenses	47,863	59,028

Total accrued expenses	$110,236	$119,427

Note 8.

Line of Credit - The Company has a line of credit agreement (the “Agreement”) with a principle lending institution. The Agreement provides for borrowings of up to $25,000 and expires on June 30, 2003, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or one and one-quarter percent above the London Interbank Offer Rate (LIBOR). The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments.

Note 9.

Long-term Debt - On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20% Senior Notes, Series A, and $15,000 of 7.27% Senior Notes, Series B, (collectively, the “Notes”) in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company’s line of credit at that date. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the Note Purchase Agreement limits the Company’s ability to merge or consolidate, and to sell certain assets. The Company was in compliance with all covenants under the Notes during the period ending March 31, 2003.

Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $4,000 in February 2003. The current portion of the Notes amounted to $4,000 at March 31, 2003.

On June 26, 2001 the Company entered into a loan agreement (the “Loan Agreement”) with a separate lending institution. The Loan Agreement provides for borrowing up to $25,000 in the form of a term loan, and expires on March 31, 2006 and is payable in seventeen equal quarterly installments. The term loan, when utilized, accrues interest at the Prime rate or one and thirty-five hundredths of one percent above the London Interbank Offer Rate (LIBOR). The Loan Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. None of these covenants negatively affect the Company’s liquidity or capital resources. On August 2, 2001, the Company borrowed $25,000 on this term loan. The proceeds from the Loan Agreement were used to support capital improvement projects for our corporate campus and other business purposes. The Company made its scheduled payment of $1,389 in March 2003. The current portion of the Loan Agreement amounted to $5,556 at March 31, 2003. The interest rate being applied at March 31, 2003 was 3.19%. The company was in compliance with all covenants under the Loan Agreement during the period ending March 31, 2003.

Note 10.

Common Stock Buyback - The Board of Directors has authorized the purchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $703,365. Through March 31, 2003, a total of 108,065,000 shares at an aggregate cost of $645,251 have been purchased and retired. The Company purchased 1,585,000 shares at a total cost of $38,954 during the three month period ended March 31, 2003.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 11.

Segment Information – The Company defines its business segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 establishes standards for the way public business enterprises report financial information about operating segments in financial statements. SFAS 131 also requires additional disclosures about product and services, geographic areas, and major customers.

The Company’s management evaluates financial performance of its operating segments based on Income from operations. Our operations and organizational structures were realigned in 2001 into separate business units that offer products and services tailored for particular market segments. Our reportable segments are Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. The accounting policies of the reportable segments are the same as those described in Note 1. The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2003 and 2002. Management evaluates Company assets on a consolidated basis during interim periods.

The following tables highlight certain unaudited financial information about each of the Company’s segments for the three months ended March 31, 2003 and 2002.

	Private Banking & Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General And Administrative	Total

		For the Three Month Period Ended March 31, 2003

Revenues	$76,895	$35,913	$14,024	$12,332	$11,441		$150,605

Operating income (loss)	$33,601	$19,603	$6,436	$1,970	$(4,446)	$(5,651)	$51,513

Other income,net							$4,182

Income before income taxes							$55,695

Depreciation and amortization	$2,590	$824	$210	$312	$313	$131	$4,380

Capital expenditures	$2,728	$823	$374	$284	$655	$237	$5,101

	Private Banking & Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General And Administrative	Total

		For the Three Month Period Ended March 31, 2002

Revenues	$82,958	$38,891	$14,732	$10,797	$11,837		$159,215

Operating income (loss)	$33,825	$17,983	$5,388	$2,424	$(3,289)	$(5,709)	$50,622

Other income, net							$3,348

Income before income taxes							$53,970

Depreciation and amortization	$2,747	$738	$261	$243	$309	$135	$4,433

Capital expenditures	$5,055	$1,802	$862	$593	$642	$647	$9,601

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at March 31, 2003 and 2002, the consolidated results of operations for the three months ended March 31, 2003 and 2002 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Results of Operations

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

Consolidated Overview

Our operations are organized into five business segments that offer various products and services tailored to meet the needs of particular markets. Our reportable segments are: Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. The accounting policies of our business segments are the same as those used in preparation of the consolidated financial statements. Management evaluates financial performance of its operating segments based on Income from operations.

	For the Three Month Period Ended March 31,

	2003	2002	Percent Change

Private Banking and Trust:
Revenues	$76,895	$82,958	(7%)
Income from operations	33,601	33,825	(1%)
Investment Advisors:
Revenues	35,913	38,891	(8%)
Income from operations	19,603	17,983	9%
Enterprises:
Revenues	14,024	14,732	(5%)
Income from operations	6,436	5,388	19%
Money Managers:
Revenues	12,332	10,797	14%
Income from operations	1,970	2,424	(19%)
Investments in New Businesses:
Revenues	11,441	11,837	(3%)
Loss from operations	(4,446)	(3,289)	(35%)
General and Administrative:
Loss from operations	(5,651)	(5,709)	1%
Consolidated Segment Totals:
Revenues	$150,605	$159,215	(5%)
Income from operations	$51,513	$50,622	2%
Other income, net	4,182	3,348	25%

Income before income taxes	55,695	53,970	3%
Income taxes	20,607	19,969	3%

Net income	$35,088	$34,001	3%

Diluted earnings per common share	$.32	$.30	7%

Consolidated revenues decreased $8.6 million, or 5 percent, to $150.6 million for the three months ended March 31, 2003 compared with the three months ended March 31, 2002. A substantial portion of our revenues are earned as asset based fees tied to the value of the assets we manage and/or administer. The general decline in the capital markets has caused a decline in the value of the assets we manage and/or administer from existing clients. It has also led to an increase in mutual fund redemptions. We also believe that the difficult capital markets have created some economic uncertainty that has slowed some buying decisions in our target markets. Despite this, we were able to generate some sales to new clients. However, the decline in the capital markets has reduced our asset-based fee revenues greater than revenue increases from new business activity.

Operating income improved slightly over the corresponding period in 2002 despite the decrease in our revenues. We were able to accomplish this through cost containment efforts and improved productivity in our operations. Our cost containment efforts were primarily focused at discretionary spending, mainly marketing, consulting and compensation. These efforts were also extended to our investment spending. Investments are aimed at building outsourced business solutions that are leveragable across multiple target markets. We expect an increased level of spending as we accelerate our efforts to deliver new business solutions to our target markets.

Although we remain optimistic about our long-term prospects, the outlook for the capital markets remains uncertain. This could lead to the continued devaluation in the assets we manage and/or administer, continued redemption rates, and prolonged buying decisions among our clients.

Asset Balances (In millions)
	As of March 31,

	2003	2002	PERCENT CHANGE

Assets invested in equity and fixed income programs	$57,903	$58,846	(2%)
Assets invested in liquidity funds	20,316	20,116	1%

Assets under management	78,219	78,962	(1%)
Client proprietary assets under administration	152,271	177,965	(14%)

Assets under management and administration	$230,490	$256,927	(10%)

The asset figures shown above represent assets of our clients or their customers for which we provide management and/or administrative services and are excluded from the accompanying balance sheets, since we do not own any of these assets. Assets under management consist of our clients or their customers assets invested in our equity and fixed income investment programs and liquidity funds for which we provide management services. Assets under administration consist of our clients or their customers assets for which we provide administrative services, including client proprietary fund balances for which we provide administration and/or distribution services.

Private Banking and Trust

Private Banking and Trust provides investment processing solutions, fund processing solutions, and investment management programs to banks and other trust institutions. Investment processing solutions primarily include outsourcing services as an application service provider, or ASP, through our TRUST 3000 product line and as a business service provider, or BSP, through our trust company. TRUST 3000 includes integrated systems that provide a complete investment accounting and management information system for private banks and trust institutions. Revenues are primarily earned from monthly processing, software servicing and non-recurring project fees.

Fund processing solutions include administration and distribution services provided to bank proprietary mutual funds. These services primarily include fund administration and accounting, regulatory and compliance services, shareholder recordkeeping, and marketing. Revenues are earned primarily as a percentage of the average asset values of the proprietary funds.

Investment management fees earned are primarily from management fees based upon a percentage of the average daily net asset value of assets under management.

	Three Months Ended

	March 31, 2003	March 31, 2002	Percent change

Revenues:
Investment processing fees	$54,513	$56,399	(3%)
Fund processing fees	12,335	15,593	(21%)
Investment management fees	10,047	10,966	(8%)

Total revenues	76,895	82,958	(7%)
Expenses:
Operating and development	35,141	38,424	(9%)
Sales and marketing	8,153	10,709	(24%)

Income from operations	$33,601	$33,825	(1%)

Operating margin	44%	41%
Percent of Revenue:
Operating and development expenses	45%	46%
Sales and marketing expenses	11%	13%

Investment processing fees decreased $1.9 million, or 3 percent, to $54.5 million for the three months ended March 31, 2003, as compared to the corresponding prior year period. This decrease was primarily due to a decrease in transaction-based fees from our brokerage services. Our recurring revenue base and non-recurring project fees from our ASP solution and our total outsourcing solution remained flat.

Fund processing fees decreased $3.3 million, or 21 percent, in the first quarter 2003, as compared to the first quarter 2002, mainly due to client losses as a result of bank mergers. Also, adverse capital market conditions continued to reduce asset values under administration resulting in lower fees from existing clients.

Income from operations decreased slightly while operating margin improved. Total revenues decreased about $6.1 million. However, there was a corresponding decrease in direct expenses associated with the decline in transaction-based fees and fund processing fees. In addition, our cost containment efforts reduced certain other expenses, mainly compensation and consulting, which helped our operating margin improve.

Investment Advisors

Investment Advisors provides investment management programs and investment processing solutions to affluent investors distributed through a network of independent registered investment advisors, financial planners and other investment professionals. Revenues are primarily earned as a percentage of the average asset values under management.

	Three Months Ended

	March 31, 2003	March 31, 2002	Percent Change

Total Revenues	$35,913	$38,891	(8%)
Expenses:
Operating and development	10,028	10,275	(2%)
Sales and marketing	6,282	10,633	(41%)

Income from operations	$19,603	$17,983	9%

Operating margin	55%	46%
Percent of Revenue:
Operating and development expenses	28%	27%
Sales and marketing expenses	17%	27%

Revenues decreased $3.0 million, or 8 percent, to $35.9 million for the three months ended March 31, 2003, as compared to the corresponding prior year period. Poor capital markets during the past few years continue to cause a decline in the value of the assets we manage from existing clients as well as prompting investors to redeem shares of our mutual funds. Our sales efforts helped mitigate some of the negative impact associated with the unstable capital markets.

Operating profits and operating margin improvement was primarily due to the management of discretionary expenses, mainly marketing and compensation.

Enterprises

Enterprises provides business solutions to pension plan sponsors, hospitals, foundations, unions, endowment funds and other institutional investors. We also provide treasury business solutions to corporations. Revenues are earned primarily as a percentage of average asset values under management.

	Three Months Ended

	March 31, 2003	March 31, 2002	Percent Change

Total Revenues	$14,024	$14,732	(5%)
Expenses:
Operating and development	3,562	4,618	(23%)
Sales and marketing	4,026	4,726	(15%)

Income from operations	$6,436	$5,388	19%

Operating margin	46%	37%
Percent of Revenue:
Operating and development expenses	25%	31%
Sales and marketing expenses	29%	32%

Revenues decreased $0.7 million, or 5 percent, to $14.0 million for the three months ended March 31, 2003, as compared to the corresponding prior year period. The decline in our revenues was partially due to an increased seasonality effect of cash flows on our assets under management. However, new business activity and increased transaction-based fees partially offset the decline in revenues.

Although our revenues decreased, income from operations and operating margin increased. This improvement was due to management of discretionary spending, primarily in marketing and personnel expenses and technology costs.

Money Managers

Money Managers provides investment solutions to U.S.-based investment managers, U.S.-based mutual fund companies and to investment managers worldwide of alternative asset classes (e.g., hedge funds and private equity funds). Revenues are earned primarily as a percentage of the average asset values under management and administration.

	Three Months Ended
	March 31, 2003	March 31, 2002	Percent Change

Total Revenues	$12,332	$10,797	14%
Expenses:
Operating and development	7,314	5,467	34%
Sales and marketing	3,048	2,906	5%

Income from operations	$1,970	$2,424	(19%)

Operating margin	16%	22%
Percent of Revenue:
Operating and development expenses	59%	51%
Sales and marketing expenses	25%	27%

Revenues increased $1.5 million, or 14 percent, to $12.3 million for the three months ended March 31, 2003, as compared to the corresponding prior year period. The increase in revenues was due to new business activity mainly from the alternative investment market. However, the volatile capital markets offset some of this growth.

Although revenues increased, income from operations and profit margin decreased when compared with the prior year period. This was due to an increased level of spending associated with building the necessary infrastructure to provide a complete business solution for this market. A substantial portion of this spending was from increased personnel, consulting and other operating costs.

Investments in New Businesses

Investments in New Businesses provides investment management, fund processing, and investment processing solutions to non-U.S. banks, investment advisors, enterprises and money managers located outside the United States. This segment also includes other initiatives in new U.S. markets. Revenues are earned primarily as a percentage of the average asset values under management.

	Three Months Ended

	March 31, 2003	March 31, 2002	Percent Change

Total Revenues	$11,441	$11,837	(3%)
Expenses:
Operating and development	10,507	9,952	6%
Sales and marketing	5,380	5,174	4%

Total operating losses	$(4,446)	$(3,289)	35%

Operating margin	(39%)	(28%)
Percent of Revenue:
Operating and development expenses	92%	84%
Sales and marketing expenses	47%	44%

Revenues decreased $0.4 million, or 3 percent, to $11.4 million for the three months ended March 31, 2003, as compared to the corresponding prior year period. Our revenues continue to be negatively impacted by the weak capital markets globally. We continue to experience positive market acceptance of our investment solution offerings in Canada and Europe. New business activity in these regions has increased and has helped mitigate some of the reduction in revenues associated with declining asset values.

Operating losses in each period include significant investments in technology, our Dublin-based operations, and sales and marketing in Europe. We will continue to build our distribution network and enhance our product offerings in these regions throughout 2003. We expect to incur losses throughout the remainder of 2003.

General & Administrative

	Three Months Ended

	Mar. 31, 2003	Mar. 31, 2002	Percent Change

General and Administrative	$5,651	$5,709	(1%)
Percent of Revenue	4%	4%

General and administrative expenses primarily consist of corporate overhead costs and other costs not directly attributable to a reportable business segment.

Other Income

Other income on the accompanying Consolidated Statements of Income consist of the following:

	Three Months Ended

	Mar. 31, 2003	Mar. 31, 2002	Percent Change

Equity in the earnings of unconsolidated affiliate	$3,614	$2,679	35%
Net loss from investments	(106)	—	—
Interest income	1,242	1,150	8%
Interest expense	(568)	(481)	(18%)

Total other income, net	$4,182	$3,348	25%

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership in the general partnership of LSV Asset Management (“LSV”) (See Note 6 of the Notes to Consolidated Financial Statements). The increase in LSV’s net earnings is due to an increase in assets under management.

Net loss from investments includes a gain of $0.6 million from hedge ineffectiveness, a charge for $0.6 million for other-than-temporary declines in market value, and $0.1 million in realized losses from sales of marketable securities.

Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period and/or changes in interest rates.

Interest expense is directly attributable to our long-term debt and other borrowings. Interest expense in the first quarter 2003 as compared to the first quarter 2002 increased due to the capitalization of interest costs associated with the term loan agreement in the first quarter 2002 that was attributable to borrowings used in the expansion of our corporate headquarters.

Income Taxes

Our effective tax rate was 37.0 percent for the periods ending March 31, 2003 and 2002.

Liquidity and Capital Resources

	Three Months Ended March 31,

	2003	2002

Net cash provided by operating activities	$28,442	$27,680
Net cash used in investing activities	(3,407)	(9,968)
Net cash used in financing activities	(45,923)	(4,893)

Net increase (decrease) in cash and cash equivalents	(20,888)	12,819
Cash and cash equivalents, beginning of period	165,724	163,685

Cash and cash equivalents, end of period	$144,836	$176,504

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. We currently have a line of credit that provides for borrowings of up to $25.0 million. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement (See Note 8 of the Notes to Consolidated Financial Statements). At March 31, 2003, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $144.8 million and the unused portion of the line of credit of $25.0 million.

Net cash provided by operating activities increased slightly over 2002. Cash flows from operations are primarily affected by net income. In addition, Cash flows from operations in both comparable periods were affected by the tax benefit received from stock options exercised, an increase in trade receivables and a decrease in various accrued expenses.

Net cash used in investing activities primarily includes capital expenditures and purchases and sales of available-for-sale securities. Capital expenditures for property, plant and equipment, including capitalized software development costs, were $5.1 million for the first three months in 2003 verses $9.6 million for the first three months in 2002. Capital expenditures in the first three months of 2003 included $3.3 million related to the expansion of our corporate headquarters. This expansion is being done to relocate the operations of another facility that we are currently leasing. We expect this project will be completed by mid-2004.

Purchases of available-for-sale securities in the first quarter 2003 were approximately $0.6 million, as compared to $6.6 million in the first quarter 2002, whereas sales of available-for-sale securities totaled $2.2 million in the first quarter 2003, as compared to $6.1 million in the first quarter 2002.

Net cash used in financing activities primarily includes principal payments on our debt, the repurchase of our common stock and dividend payments. We made principal payments of $4.0 million for the Senior Notes and $1.4 million for the term loan during the first quarter 2003. We made principal payments of $2.0 million for the Senior Notes and $1.4 million for the term loan during the first quarter 2002 (see Note 9 of the Notes to Consolidated Financial Statements).

Our board of directors had authorized the repurchase of our common stock up to $703.4 million. During the first quarter 2003, the Company purchased 1.6 million shares at a cost of $39.0 million, as compared to purchases of 4 thousand shares at a cost of $0.2 million during the first quarter 2002. As of April 30, 2003, we still had $50.8 million of authorization remaining for the purchase of our common stock under this program.

Cash dividends paid were $6.4 million or $.06 per share in the first quarter 2003 and $5.5 million or $.05 per share was paid in the first quarter of 2002. Our Board of Directors has indicated its intention to continue making cash dividend payments.

We have engaged a separate lending institution to act as the lead arranger to form a syndicate of lenders for a credit facility of up to $150 million. The credit facility is expected to close by the end of June. The proceeds of all loans under the facility will be used for general corporate purposes, including the repurchase of our common stock.

We have no off-balance sheet financing arrangements or transactions with structured finance and special purpose entities. Our off-balance sheet commitments are generally limited to future payments under non-cancelable operating leases for facilities, data processing equipment, and software and other maintenance agreements.

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for continuing operations; continued investment in new products and equipment; our common stock repurchase program; expansion of our corporate campus; future dividend payments; and principal and interest payments on our long-term debt.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained in this discussion is or may be considered forward-looking. Forward-looking statements relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates and assumptions that involve certain risks and uncertainties, many of which are beyond our control or are subject to change. Although we believe our assumptions are reasonable, they could be inaccurate. Our actual future revenues and income could differ materially from our expected results. We have no obligation to publicly update or revise any forward-looking statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk - Our exposure to changes in interest rates primarily relates to our investment portfolio and long-term debt obligations. Our excess cash is principally invested in short-term, highly liquid financial instruments, mainly money market funds, with initial maturities of three months or less. Our investment portfolio also includes some long-term fixed income mutual funds, principally invested in federal government agency securities. We place our investments in financial instruments that meet high credit quality standards. A portion of our long-term debt is based upon a variable rate which renews every three months. While changes in interest rates could decrease interest income or increase interest expense, we do not believe that we have a material exposure to changes in interest rates. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk management transactions.

Concentration of Credit Risk – Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade receivables. Cash equivalents are principally invested in short-term money market funds or placed with major banks and high credit qualified financial institutions. Concentrations of credit risk with respect to our receivables are limited due to the large number of clients and their dispersion across geographic areas. No single group or customer represents greater than 10 percent of total accounts receivable.

Foreign Currency Risk – We transact business in the local currencies of various foreign countries, principally Canada, Europe and Asia. The total of all of our foreign operations only accounts for approximately 7 percent of total consolidated revenues. Also, most of our foreign operations match local currency revenues with local currency costs. Due to these reasons, we do not hedge against foreign operations nor do we expect any material loss with respect to foreign currency risk.

Price Risk - We are exposed to price risk associated with changes in the fair value of our investment portfolio. To provide some protection against potential fair value changes for some of these investments, we have entered into various derivative financial instruments. We currently hold derivative financial instruments with a notional amount of $18.9 million with various terms, generally less than one year. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge is ineffective, any excess gains or losses attributable to such ineffectiveness are recognized in current period earnings. During the first quarter 2003, we did not enter into or hold any derivative financial instruments for trading purposes.

During the first quarter 2003, we recorded a $0.6 million impairment charge related to other-than-temporary declines in the fair value of certain securities held within our investment portfolio. Also, the amount of hedge ineffectiveness that was charged to current period earnings was a gain of $0.6 million. The aggregate effect of a hypothetical 10 percent change in the fair value of these derivative financial instruments would not be material to our results of operations, financial position, or liquidity.

A significant portion of our revenues are based upon the market value of assets we manage or administer. A decline in the market value of these assets as a result of changes in market conditions, the general economy or other factors will negatively impact our revenues and earnings.

Item 4.

Controls and Procedures

Within 90 days prior to the date of filing this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial officer concluded that our disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a)

The following is a list of exhibits filed as part of the Form 10-Q.

99.1

Certification required by Section 906 of the Sarbanes-Oxley Act of 2002. (Page 31)

(b)

Reports on Form 8-K

The Company filed a report on Form 8-K on April 22, 2003 for its First Quarter 2003 earnings announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY
Date	May 14, 2003	By:	/s/ DENNIS J. MCGONIGLE

Dennis J. McGonigle Chief Financial Officer

I, Alfred P. West, Jr., certify that:

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ ALFRED P. WEST, JR.

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003
/s/ DENNIS J. MCGONIGLE

Dennis J. McGonigle Chief Financial Officer