Form 10-Q/A
period 2003-03-31
SEI CORP
filed 2003-05-30
CIK 350894

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes    ☒  No    ☐

*APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2003: 104,794,110 shares of common stock, par value $.01 per share.

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q/A (this “Amendment”) is being filed to amend the quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2003 previously filed with the Commission by SEI Investments Company on May 14, 2003 (the “Prior Report”) in order to correct an inadvertent error contained in the Consolidated Balance Sheet included in Item 1 of the Prior Report. Specifically, the amounts for Property and Equipment at March 31, 2003 and at December 31, 2002 in the Consolidated Balance Sheet were transposed. As reflected in this Amendment, the correct amount for Property and Equipment at March 31, 2003 is $104,926,000 and at December 31, 2002 is $104,258,000.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	March 31, 2003	December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$144,836	$165,724
Restricted cash	10,000	10,000
Receivables from regulated investment companies	22,261	22,588
Receivables, net of allowance for doubtful accounts of $1,700	62,209	52,054
Deferred income taxes	8,225	3,526
Prepaid expenses and other current assets	4,371	7,543

Total Current Assets	251,902	261,435

Property and Equipment, net of accumulated depreciation and amortization of $115,137 and $111,210	104,926	104,258

Capitalized Software, net of accumulated amortization of $15,637 and $15,204	12,708	12,596

Investments Available for Sale	60,741	62,433

Other Assets, net	22,390	23,425

Total Assets	$452,667	$464,147

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	March 31, 2003	December 31, 2002
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$9,556	$9,556
Accounts payable	2,863	4,058
Accrued expenses	110,236	119,427
Deferred revenue	2,711	1,206

Total Current Liabilities	125,366	134,247

Long-term Debt	28,111	33,500

Deferred Income Taxes	6,366	6,393

Shareholders’ Equity:
Common stock, $.01 par value, 750,000 shares authorized; 105,017 and 106,184 shares issued and outstanding	1,050	1,062
Capital in excess of par value	220,094	216,284
Retained earnings	73,397	74,019
Accumulated other comprehensive losses	(1,717)	(1,358)

Total Shareholders’ Equity	292,824	290,007

Total Liabilities and Shareholders’ Equity	$452,667	$464,147

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Income

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
		2003		2002
Revenues		$150,605		$159,215
Expenses:
Operating and development		66,552		68,736
Sales and marketing		26,889		34,148
General and administrative		5,651		5,709

Income from operations		51,513		50,622
Equity in the earnings of unconsolidated affiliate		3,614		2,679
Net loss from investments		(106)		—
Interest income		1,242		1,150
Interest expense		(568)		(481)

Income before income taxes		55,695		53,970
Income taxes		20,607		19,969

Net income		35,088		34,001

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		(18)		(381)
Unrealized holding (loss) gain on investments,
Unrealized holding (losses) gains during the period net of income tax (benefit) expense of $(441) and $306	(807)		803
Less: reclassification adjustment for losses (gains) realized in net income, net of income tax benefit (expense) of $274 and $(140)	466	(341)	(239)	564

Other comprehensive (loss) income		(359)		183

Comprehensive income		$34,729		$34,184

Basic earnings per common share		$.33		$.31

Diluted earnings per common share		$.32		$.30

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

Note 3. Receivables – Receivables on the accompanying Consolidated Balance Sheets consist of the following:

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

Note 4. Investments Available for Sale – The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of comprehensive income. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Income.

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

Note 5. Derivative Instruments and Hedging Activities – The Company is exposed to market risk associated with its designated Investments available for sale. To provide some protection against potential market fluctuations associated with its investments available for sale, the Company has entered into various derivative financial transactions in the form of futures and equity contracts (i.e. derivatives).

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

Note 6. Other Assets – Other assets on the accompanying Consolidated Balance Sheets consist of the following:

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

Note 8. Line of Credit – The Company has a line of credit agreement (the “Agreement”) with a principle lending institution. The Agreement provides for borrowings of up to $25,000 and expires on June 19, 2003, at which time the outstanding principal balance, if any, becomes due unless the Agreement is extended. The line of credit, when utilized, accrues interest at the Prime rate or one and one-quarter percent above the London Interbank Offer Rate (LIBOR). The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the average daily unused portion of the commitment. Certain covenants under the Agreement require the Company to maintain specified levels of net worth and place certain restrictions on investments.

Note 9.    Long-term Debt – On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20% Senior Notes, Series A, and $15,000 of 7.27% Senior Notes, Series B, (collectively, the “Notes”) in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company’s line of credit at that date. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the Note Purchase Agreement limits the Company’s ability to merge or consolidate, and to sell certain assets. The Company was in compliance with all covenants under the Notes during the period ending March 31, 2003.

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

Note 10. Common Stock Buyback – The Board of Directors has authorized the purchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $703,365. Through March 31, 2003, a total of 108,065,000 shares at an aggregate cost of $645,251 have been purchased and retired. The Company purchased 1,585,000 shares at a total cost of $38,954 during the three month period ended March 31, 2003.

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

	Private Banking & Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General And Administrative	Total
	For the Three Month Period Ended March 31, 2003
Revenues	$76,895	$35,913	$14,024	$12,332	$11,441		$150,605

Operating income (loss)	$33,601	$19,603	$6,436	$1,970	$(4,446)	$(5,651)	$51,513

Other income, net							$4,182

Income before income taxes							$55,695

Depreciation and amortization	$2,590	$824	$210	$312	$313	$131	$4,380

Capital expenditures	$2,728	$823	$374	$284	$655	$237	$5,101

	Private Banking & Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General And Administrative Total	Total
	For the Three Month Period Ended March 31, 2002
Revenues	$82,958	$38,891	$14,732	$10,797	$11,837		$159,215

Operating income (loss)	$33,825	$17,983	$5,388	$2,424	$(3,289)	$(5,709)	$50,622

Other income, net							$3,348

Income before income taxes							$53,970

Depreciation and amortization	$2,747	$738	$261	$243	$309	$135	$4,433

Capital expenditures	$5,055	$1,802	$862	$593	$642	$647	$9,601

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

99.1 Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 filed in connection with the Prior Report (incorporated by reference to Exhibit 99.1 of the Company’s Prior Report).

99.2 Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 filed in connection with this Amendment. (Page 21).

99.3 Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 filed in connection with this Amendment. (Page 23).

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on April 22, 2003 for its First Quarter 2003 earnings announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date	May 30, 2003	By	/s/ DENNIS J. MCGONIGLE
Dennis J. McGonigle Chief Financial Officer

I, Alfred P. West, Jr., certify that:

1. I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q/A of SEI Investments Company (the “Amendment”);

2. Based on my knowledge, the quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2003, as amended by the Amendment (collectively, the “Report”), does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Report.

Date: May 30, 2003

/s/ ALFRED P. WEST, JR.
Alfred P. West, Jr. Chairman and Chief Executive Officer

I, Dennis J. McGonigle, certify that:

1. I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q/A of SEI Investments Company (the “Amendment”);

2. Based on my knowledge, the quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2003, as amended by the Amendment (collectively, the “Report”), does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Report.

Date: May 30, 2003

/s/ DENNIS J. MCGONIGLE
Dennis J. McGonigle Chief Financial Officer