Form 10-Q
period 2003-06-30
SEI CORP
filed 2003-08-14
CIK 350894

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

0-10200
(Commission File Number)

SEI INVESTMENTS COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-1707341 (IRS Employer Identification Number)

1 Freedom Valley Drive, Oaks, Pennsylvania (Address of principal executive offices)	19456-1100 (Zip Code)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2003: 104,924,412 shares of common stock, par value $.01 per share.

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands)

	June 30, 2003	December 31, 2002

Assets
Current Assets:
Cash and cash equivalents	$156,271	$165,724
Restricted cash	10,541	10,000
Receivables from regulated investment companies	23,341	22,588
Receivables, net of allowance for doubtful accounts of $1,700	55,158	52,054
Deferred income taxes	2,947	3,526
Prepaid expenses and other current assets	7,863	7,543

Total Current Assets	256,121	261,435

Property and Equipment, net of accumulated depreciation and amortization of $102,536 and $111,210	106,936	104,258

Capitalized Software, net of accumulated amortization of $16,071 and $15,204	14,166	12,596

Investments Available for Sale	57,383	62,433

Other Assets, net	31,057	23,425

Total Assets	$465,663	$464,147

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	June 30, 2003	December 31, 2002

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$14,365	$9,556
Accounts payable	2,808	4,058
Accrued expenses	97,604	119,427
Deferred revenue	1,180	1,206

Total Current Liabilities	115,957	134,247

Long-term Debt	29,162	33,500

Deferred Income Taxes	6,207	6,393

Shareholders’ Equity:
Common stock, $.01 par value, 750,000 shares authorized; 104,860 and 106,184 shares issued and outstanding	1,049	1,062
Capital in excess of par value	227,893	216,284
Retained earnings	83,352	74,019
Accumulated other comprehensive gains (losses)	2,043	(1,358)

Total Shareholders’ Equity	314,337	290,007

Total Liabilities and Shareholders’ Equity	$465,663	$464,147

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Income
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,

		2003		2002

Revenues		$153,554		$158,851
Expenses:
Operating and development		68,204		68,187
Sales and marketing		28,256		31,945
General and administrative		4,835		5,972

Income from operations		52,259		52,747
Equity in the earnings of unconsolidated affiliate		4,861		3,103
Net loss from investments		(4,076)		—
Interest income		1,365		1,394
Interest expense		(519)		(484)
Other income		509		—

Income before income taxes		54,399		56,760
Income taxes		20,128		21,001

Net income		34,271		35,759

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		1,115		1,239
Unrealized holding gain (loss) on investments, Unrealized holding gains (losses) during the period net of income tax (expense) benefit of ($1,359) and $916	2,391		(1,729)
Less: reclassification adjustment for losses realized in net income, net of income tax benefit of $149 and $110	254	2,645	186	(1,543)

Other comprehensive income (loss)		3,760		(304)

Comprehensive income		$38,031		$35,455

Basic earnings per common share		$.33		$.33

Diluted earnings per common share		$.32		$.31

Dividends declared per common share		$.07		$.06

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Income
(unaudited)
(In thousands, except per share data)

	Six Months Ended June 30,

		2003		2002

Revenues		$304,159		$318,066
Expenses:
Operating and development		134,756		136,923
Sales and marketing		55,145		66,093
General and administrative		10,486		11,681

Income from operations		103,772		103,369
Equity in the earnings of unconsolidated affiliate		8,475		5,782
Net loss from investments		(4,182)		—
Interest income		2,607		2,544
Interest expense		(1,087)		(965)
Other income		509		—

Income before income taxes		110,094		110,730
Income taxes		40,735		40,970

Net income		69,359		69,760

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		1,097		858
Unrealized holding gain (loss) on investments, Unrealized holding gains (losses) during the period net of income tax (expense) benefit of ($918) and $609	1,584		(927)
Less: reclassification adjustment for losses (gains) realized in net income, net of income tax (benefit) expense of ($423) and $31	720	2,304	(52)	(979)

Other comprehensive income (loss)		3,401		(121)

Comprehensive income		$72,760		$69,639

Basic earnings per common share		$.66		$.64

Diluted earnings per common share		$.64		$.61

Dividends declared per common share		$.07		$.06

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$69,359	$69,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,627	9,000
Undistributed equity in the earnings of unconsolidated affiliate	(2,671)	(2,116)
Tax benefit on stock options exercised	6,064	13,250
Other	4,026	(1,236)
Change in current assets and liabilities:
Decrease (increase) in
Receivables from regulated investment companies	(753)	3,162
Receivables	(3,104)	(9,039)
Prepaid expenses and other current assets	(320)	8
Increase (decrease) in
Accounts payable	(1,250)	(2,464)
Accrued expenses	(15,449)	(7,839)
Deferred revenue	(26)	(210)

Net cash provided by operating activities	64,503	72,276

Cash flows from investing activities:
Additions to property and equipment	(10,336)	(16,766)
Additions to capitalized software	(2,437)	(1,230)
Purchase of investments available for sale	(7,413)	(12,110)
Sale of investments available for sale	14,243	13,561
Other	(367)	738

Net cash used in investing activities	(6,310)	(15,807)

Cash flows from financing activities:
Payment on long-term debt	(6,778)	(4,777)
Purchase and retirement of common stock	(57,272)	(44,079)
Proceeds from issuance of common stock	10,106	8,545
Payment of dividends	(13,702)	(12,050)

Net cash used in financing activities	(67,646)	(52,361)

Net (decrease) increase in cash and cash equivalents	(9,453)	4,108
Cash and cash equivalents, beginning of period	165,724	163,685

Cash and cash equivalents, end of period	$156,271	$167,793

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
(all figures are in thousands except per share data)

Note 1.	Summary of Significant Accounting Policies

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

Summary Financial Information and Results of Operations

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six month period ended June 30, 2003 and 2002.

Interim Financial Information

While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s latest annual report on Form 10-K.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The Company’s principal subsidiaries are SEI Investments Distribution Company (“SIDCO”), SEI Investments Management Corporation (“SIMC”), and SEI Private Trust Company. All intercompany accounts and transactions have been eliminated. Investment in unconsolidated affiliate is accounted for using the equity method due to the Company’s less than 50 percent ownership. The Company’s portion of the affiliate’s operating results is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income (See Note 6).

Property and Equipment

Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

	June 30, 2003	December 31, 2002	Estimated Useful Lives (In Years)

Buildings	$77,240	$75,825	25 to 39
Land	9,379	9,345	N/A
Equipment	65,312	79,260	3 to 5
Purchased software	20,687	21,256	3
Furniture and fixtures	15,728	15,523	3 to 5
Leasehold improvements	7,901	7,386	Lease Term
Construction in progress	13,225	6,873	N/A

	209,472	215,468
Less: Accumulated depreciation and amortization	(102,536)	(111,210)

Property and Equipment, net	$106,936	$104,258

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

Capitalized Software

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. The Company did not capitalize any software development costs during the six months ended June 30, 2003 and 2002 in accordance with SFAS 86.

In 2002, the Company adopted the guidance established in Emerging Issues Task Force Issue 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, and applies Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” for development costs associated with software products to be provided in a hosting environment. SOP 98-1 requires that costs incurred in the preliminary project and post implementation stages of an internal software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. The Company capitalized $2,437 and $1,230 in software development costs in accordance with SOP 98-1 during the six months ended June 30, 2003 and 2002, respectively.

Amortization of capitalized software development costs begins when the product is released. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 5.2 years. Amortization expense was $867 during the six months ended June 30, 2003 and 2002 and is included in Operating and development expenses on the accompanying Consolidated Statements of Income.

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

	For the Three Month Period Ended June 30, 2003

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$34,271	104,828	$.33

Dilutive effect of stock options	—	3,173

Diluted earnings per common share	$34,271	108,001	$.32

	For the Three Month Period Ended June 30, 2002

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$35,759	109,632	$.33

Dilutive effect of stock options	—	4,670

Diluted earnings per common share	$35,759	114,302	$.31

Options to purchase 4,998 and 2,851 shares of common stock, with an average exercise price of $38.21 and $45.56, were outstanding during the second quarter of 2003 and 2002, respectively, but were excluded from the diluted earnings per common share calculation because the options’ exercise prices were greater than the average market price of the Company’s common stock.

	For the Six Month Period Ended June 30, 2003

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$69,359	105,297	$.66

Dilutive effect of stock options	—	3,486

Diluted earnings per common share	$69,359	108,783	$.64

	For the Six Month Period Ended June 30, 2002

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$69,760	109,514	$.64

Dilutive effect of stock options	—	5,129

Diluted earnings per common share	$69,760	114,643	$.61

Options to purchase 5,003 and 2,751 shares of common stock, with an average exercise price of $38.20 and $45.94 were outstanding during the first six months of 2003 and 2002, respectively, but were excluded from the diluted earnings per common share calculation because the options’ exercise prices were greater than the average market price of the Company’s common stock.

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

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock-based compensation. Had compensation cost been determined consistent with SFAS 123, as amended by SFAS 148, the Company’s net income would have been reduced to the following pro forma amounts:

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,

	2003	2002	2003	2002

Net Income:
As reported	$34,271	$35,759	$69,359	$69,760
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(2,711)	(2,325)	(4,913)	(4,651)

Pro forma	$31,560	$33,434	$64,446	$65,109
Basic earnings per common share
As reported	$.33	$.33	$.66	$.64
Pro forma	$.30	$.30	$.61	$.59
Diluted earnings per common share
As reported	$.32	$.31	$.64	$.61
Pro forma	$.29	$.29	$.59	$.57

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash paid/received during the six months ended June 30 is as follows:

	2003	2002

Interest paid	$1,324	$1,414
Interest and dividends received	2,768	2,582
Income taxes paid	34,961	19,072

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in interim periods beginning after June 30, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have an interest in any entity that require disclosure or consolidation as a result of adopting the provisions of FIN 46.

In February 2003, the Emerging Issues Task Force ratified Issue No. 00-21,”Revenue Arrangements with Multiple Deliverables,” (“Issue 00-21”). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company provides certain services that involve a series of different product offerings that can be purchased as a complete solution or as individual components. Consideration for these types of services is usually a combination of fixed and variable payment amounts. Currently, the Company is evaluating the impact Issue 00-21 could have on our results of operations, financial position, liquidity and disclosure requirements. Issue 00-21 becomes effective for revenue arrangements entered into after June 30, 2003.

Note 2.	Comprehensive Income – The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income includes net income, foreign currency translation adjustments, and unrealized holding gains and losses and is presented on the accompanying Consolidated Statements of Income. Accumulated other comprehensive gains (losses) on the Consolidated Balance Sheets is the change from December 31, 2002 to June 30, 2003 as follows:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Gains (Losses)

Beginning balance (Dec. 31, 2002)	$367	$(1,725)	$(1,358)
Current period change	1,097	2,304	3,401

Ending balance (June 30, 2003)	$1,464	$579	$2,043

Note 3.	Receivables - Receivables on the accompanying Consolidated Balance Sheets consist of the following:

	June 30, 2003	December 31, 2002

Trade receivables	$21,635	$20,326
Fees earned, not received	1,357	1,452
Fees earned, not billed	33,866	31,976

	56,858	53,754
Less: Allowance for doubtful accounts	(1,700)	(1,700)

	$55,158	$52,054

Fees earned, not received represent brokerage commissions earned but not yet collected. Fees earned, not billed represent receivables earned but not billed and result from timing differences between services provided and contractual billing schedules.

Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets represent fees collected from the Company’s wholly owned subsidiaries, SIDCO and SIMC, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies.

Note 4.	Investments Available for Sale - The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of comprehensive income. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Income.

	As of June 30, 2003

	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Company-sponsored mutual funds	$47,564	$1,592	$(292)	$48,864
Equity securities	8,925	—	(406)	8,519

	$56,489	$1,592	$(698)	$57,383

	As of December 31, 2002

	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Company-sponsored mutual funds	$45,642	$860	$(331)	$46,171
Equity securities	19,543	—	(3,281)	16,262

	$65,185	$860	$(3,612)	$62,433

The net unrealized holding gains at June 30, 2003 were $579 (net of income tax expense of $315) and the net unrealized holding losses at December 31, 2002 were $1,725 (net of income tax benefit of $1,027) and are reported as a separate component of Accumulated other comprehensive gains (losses) on the accompanying Consolidated Balance Sheets.

Management performs a review of all investments in marketable securities on a quarterly basis with regards to impairment. Factors considered in determining other-than-temporary impairment are significant or prolonged declines in the price of investments based on available market prices. Additional consideration is given to the ability to recover the carrying amount of the investment. During the first six months of 2003, management determined that certain investments were impaired. The Company recorded an impairment charge of $595 related to other-than temporary declines in fair value and is included in Net loss from investments on the accompanying Consolidated Statements of Income. The Company did not record an impairment charge related to other-than-temporary declines in fair value for any of its securities available-for-sale during the three months ended June 30, 2003.

During the three months ended June 30, 2003, the Company recognized gross realized gains from available-for-sale securities of $54 and gross realized losses from available-for-sale securities of $457. For the six months ended June 30, 2003, the Company recognized gross realized gains from available-for-sale securities of $64 and gross realized losses from available-for-sale securities of $612.

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

The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company generally designates the derivative as a hedge of the fair value of a recognized asset. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the gain or loss on the hedged asset attributable to the hedged risk, are recorded in current period earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recognized immediately in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value hedges to specific assets on the balance sheet.

The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively. During 2002, the Company discontinued hedge accounting prospectively for certain derivatives utilized to manage economic exposure because of hedge ineffectiveness. The Company may continue to enter into economic hedges to support certain business strategies but may not designate such derivatives as accounting hedges. Management’s decision to no longer apply hedge accounting to certain derivatives as well as hedge ineffectiveness may cause volatility in quarterly earnings and equity. Currently, the Company does not apply hedge accounting to any of its derivative instruments.

At June 30, 2003, Net loss from investments on the accompanying Consolidated Statements of Income includes a net loss of $2,575 and $1,917 from hedge ineffectiveness for the three and six months ended June 30, 2003, respectively.

The Company currently holds futures contracts with a notional amount of $1,285 with a financial institution with various terms. The Company also currently holds equity derivatives with a notional amount of $8,519 with a financial institution with various terms. During the period ending June 30, 2003, the Company did not enter into or hold derivative financial instruments for trading purposes.

Note 6.	Other Assets - Other assets on the accompanying Consolidated Balance Sheets consist of the following:

	June 30, 2003	December 31, 2002

Investment in unconsolidated affiliate	$18,455	$8,535
Other, net	12,602	14,890

Other assets	$31,057	$23,425

Other, net consists of long-term prepaid expenses, deposits and other investments carried at cost.

During the second quarter 2003, the Company recorded an impairment charge for $1,196 related to an equity investment in a private technology company and is reflected in Net loss from investments on the accompanying Consolidated Statements of Income.

Investment in Unconsolidated Affiliate – LSV Asset Management (“LSV”) is a partnership formed between the Company and several leading academics in the field of finance. LSV is a registered investment advisor, which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds. The Company’s interest in LSV was approximately 44 percent for the first six months in 2003 and 2002. LSV is accounted for using the equity method of accounting due to the Company’s less than 50 percent ownership. The Company’s portion of LSV’s net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income.

On June 30, 2003, the Company entered into an Assignment and Purchase Agreement (the “Purchase Agreement”) to acquire an additional 2 percent interest in LSV. As a result of the Purchase Agreement, the Company’s total partnership interest in LSV is approximately 46 percent. At June 30, 2003, the basis of the Company’s investment in LSV exceeded its underlying equity in the net assets of LSV by $8,048. The Company accounts for this amount as goodwill embedded in their investment in LSV. The Company does not record amortization expense associated with such embedded goodwill but assesses whether such embedded goodwill is impaired on an annual basis. The embedded goodwill in LSV was not deemed impaired during the six month period ended June 30, 2003. In addition, the Purchase Agreement contains a contingent payment provision and occurs in the event of the sale of a certain percentage of the Partnership’s business and assets. The contingent payment provision expires on January 1, 2006.

The following table contains the condensed statements of income of LSV for the three and six months ended June 30:

	Three Month Period, Ended June 30,		Six Month Period Ended June 30,

	2003	2002	2003	2002

Revenues	$13,704	$9,276	$24,492	$17,867
Net income	$11,091	$7,079	$19,334	$13,190

The following table contains the condensed balance sheets of LSV:

	June 30, 2003	December 31, 2002

Current assets	$23,375	$18,193
Non-current assets	405	280

Total assets	$23,780	$18,473

Current liabilities	$2,285	$2,383
Partners’ capital	21,495	16,090

Total liabilities and partners’ capital	$23,780	$18,473

Note 7.	Accrued Expenses – Accrued expenses on the accompanying Consolidated Balance Sheets consist of the following:

	June 30, 2003	December 31, 2002

Accrued compensation	$19,086	$33,612
Accrued brokerage services	9,161	9,103
Accrued income taxes	8,534	9,281
Accrued proprietary fund services	6,000	8,403
Other accrued expenses	54,823	59,028

Total accrued expenses	$97,604	$119,427

Note 8.	Short-term Borrowing Arrangements - The Company had a line of credit agreement (the “ Credit Agreement”) with a principle lending institution that provided for borrowings of up to $25,000. The Credit Agreement expired on June 30, 2003. The Company did not borrow against the Credit Agreement during the first six months of 2003 and 2002.

Note 9.	Long-term Debt - On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20% Senior Notes, Series A, and $15,000 of 7.27% Senior Notes, Series B, (collectively, the “Notes”) in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company’s line of credit at that date. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the Note Purchase Agreement limits the Company’s ability to merge or consolidate, and to sell certain assets. The Company was in compliance with all covenants during the first six months of 2003. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled principal payment of $4,000 in February 2003. The current portion of the Notes amounted to $4,000 at June 30, 2003.

On June 26, 2001, the Company entered into a term loan agreement (the “Loan Agreement”) with a separate lending institution. The Loan Agreement provides for borrowing up to $25,000 in the form of a term loan, and expires on March 31, 2006 and is payable in seventeen equal quarterly installments. On August 2, 2001, the Company borrowed the entire $25,000. The Loan Agreement accrues interest at the Prime Rate or one and thirty-five hundredths of one percent above LIBOR. The Loan Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. None of these covenants negatively affect the Company’s liquidity or capital resources. The Company was in compliance with all covenants during the first six months of 2003. The Company made its scheduled principal payments of $1,389 in March and June of 2003. The current portion of the notes amounted to $5,556 at June 30, 2003. The interest rate being applied at June 30, 2003 was 2.45%.

At June 30, 2003, the Company had a payable to LSV in relation to the Purchase Agreement (See Note 6) in the amount of $7,250 which bears interest at the rate of 4 percent per annum and is to be repaid in six quarterly installments beginning July 1, 2003. The current portion of the debt amounted to $4,809 at June 30, 2003.

Note 10.	Common Stock Buyback - The Board of Directors has authorized the purchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $703,365. Beginning with the inception of the Company’s common stock buyback program and through June 30, 2003, a total of 108,738,000 shares at an aggregate cost of $663,568 have been purchased and retired. The Company purchased 2,257,000 shares at a total cost of $57,272 during the six months ended June 30, 2003.

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

The Company’s management evaluates financial performance of its operating segments based on Income from operations. The Company’s operations are organized into separate business units that offer products and services tailored for particular market segments. The Company’s reportable segments are Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. The accounting policies of the reportable segments are the same as those described in Note 1. The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes.

The following tables highlight certain unaudited financial information about each of the Company’s segments for the three months ended June 30, 2003 and 2002.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total

	For the Three-Month Period Ended June 30, 2003

Revenues	$77,619	$37,079	$14,367	$13,106	$11,383		$153,554

Operating income (loss)	$33,436	$20,182	$6,317	$2,309	$(5,150)	$(4,835)	$52,259

Other income, net							$2,140

Income before income taxes							$54,399

Depreciation and amortization	$2,496	$805	$205	$305	$301	$135	$4,247

Capital expenditures	$3,900	$1,362	$619	$427	$974	$390	$7,672

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total

	For the Three-Month Period Ended June 30, 2002

Revenues	$82,878	$39,229	$14,295	$10,804	$11,645		$158,851

Operating income (loss)	$33,652	$20,457	$5,792	$2,151	$(3,333)	$(5,972)	$52,747

Other income, net							$4,013

Income before income taxes							$56,760

Depreciation and amortization	$2,854	$757	$267	$251	$305	$133	$4,567

Capital expenditures	$4,655	$1,494	$715	$441	$791	$299	$8,395

The following tables highlight certain unaudited financial information about each of the Company’s segments for the six months ended June 30, 2003 and 2002.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total

	For the Six-Month Period Ended June 30, 2003

Revenues	$154,514	$72,992	$28,391	$25,438	$22,824		$304,159

Operating income (loss)	$67,037	$39,785	$12,753	$4,279	$(9,596)	$(10,486)	$103,772

Other income, net							$6,322

Income before income taxes							$110,094

Depreciation and amortization	$5,086	$1,629	$415	$617	$614	$266	$8,627

Capital expenditures	$6,628	$2,185	$993	$711	$1,629	$627	$12,773

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total

	For the Six-Month Period Ended June 30, 2002

Revenues	$165,836	$78,120	$29,027	$21,601	$23,482		$318,066

Operating income (loss)	$67,477	$38,440	$11,180	$4,575	$(6,622)	$(11,681)	$103,369

Other income, net							$7,361

Income before income taxes							$110,730

Depreciation and amortization	$5,601	$1,495	$528	$494	$614	$268	$9,000

Capital expenditures	$9,710	$3,296	$1,577	$1,034	$1,433	$946	$17,996

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at June 30, 2003 and 2002, the consolidated results of operations for the three and six months ended June 30, 2003 and 2002 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Results of Operations

Three and Six Months Ended June 30, 2003 compared to Three and Six Months Ended June 30, 2002

Consolidated Overview

Our operations are organized into business units that offer various products and services tailored for particular market segments. Our reportable segments are Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. The accounting policies of our business segments are the same as those used in preparation of the consolidated financial statements. Management evaluates financial performance of its operating segments based on Income from operations.

	Three Months ended June 30,			Six Months ended June 30,

	2003	2002	Percent Change	2003	2002	Percent Change

Private Banking and Trust:
Revenues	$77,619	$82,878	(6%)	$154,514	$165,836	(7%)
Income from operations	33,436	33,652	(1%)	67,037	67,477	(1%)
Investment Advisors:
Revenues	37,079	39,229	(5%)	72,992	78,120	(7%)
Income from operations	20,182	20,457	(1%)	39,785	38,440	3%
Enterprises:
Revenues	14,367	14,295	1%	28,391	29,027	(2%)
Income from operations	6,317	5,792	9%	12,753	11,180	14%
Money Managers:
Revenues	13,106	10,804	21%	25,438	21,601	18%
Income from operations	2,309	2,151	7%	4,279	4,575	(6%)
Investments in New Businesses:
Revenues	11,383	11,645	(2%)	22,824	23,482	(3%)
Loss from operations	(5,150)	(3,333)	(55%)	(9,596)	(6,622)	(45%)
General and Administrative:
Loss from operations	(4,835)	(5,972)	19%	(10,486)	(11,681)	10%
Consolidated Segment Totals:
Revenues	$153,554	$158,851	(3%)	$304,159	$318,066	(4%)
Income from operations	$52,259	$52,747	(1%)	$103,772	$103,369	—
Other income, net	2,140	4,013	(47%)	6,322	7,361	(14%)

Income before income taxes	54,399	56,760	(4%)	110,094	110,730	(1%)
Income taxes	20,128	21,001	(4%)	40,735	40,970	(1%)

Net income	$34,271	$35,759	(4%)	$69,359	$69,760	(1%)

Diluted earnings per share	$.32	$.31	3%	$.64	$.61	5%

Consolidated revenues decreased $5.3 million, or 3 percent, to $153.6 million for the three months ended June 30, 2003 compared with the three months ended June 30, 2002. For the six months ended June 30, 2003, consolidated revenues decreased $13.9 million, or 4 percent, to $304.2 million as compared to the prior year comparable period. The decrease in our revenues for both comparable periods was primarily due to lower asset-based fees. Asset-based fees are earned as a percentage of the average value of assets we manage and administer. The primary reason for the decrease in our asset-based fees was due to the significant decrease in our average client proprietary assets under administration. This decrease resulted from client losses in our fund processing business. Improved capital market conditions and new business activity has contributed to the growth in our average asset balances under management. However, our percentage earned from average assets under management decreased in both comparable periods. This was primarily due to a shift in some assets from higher-fee products into lower-fee products. Also, our revenues were adversely affected by a reduction in transaction-based fees from our brokerage services.

Operating margins improved in both comparable periods to 34 percent for the three and six months ended June 30, 2003, as compared to 33 percent for the three and six months ended June 30, 2002. Operating margin improvement was accomplished through our cost containment efforts, improved productivity in our operations and lower direct expenses associated with reduced revenues in our fund processing and brokerage services businesses. Our cost containment efforts were primarily focused at discretionary spending, mainly marketing, consulting and compensation. Our investment spending increased during the second quarter 2003 for the development of new products and services but a large portion of this increased spending was capitalized and margins were unaffected. Our investments in new products and services are aimed at building outsourced business solutions that can be leveraged across most of our businesses.

Other income primarily includes the earnings from unconsolidated affiliate, interest income, interest expense and realized gains and losses from available-for-sale securities. The decrease in other income was primarily due to hedge ineffectiveness, realized losses from the sale of available-for-sale securities and the write-down in the value of investments considered other than temporary. However, these losses were partially mitigated by the significant increase in earnings from our unconsolidated affiliate as a result of a substantial increase in average assets under management by our unconsolidated affiliate. All revenues and expenses of our unconsolidated affiliate are reflected as one net amount in other income and as such are excluded from our revenues and expenses.

Diluted earnings per share increased 3 percent during the three months ended June 30, 2003 compared with the three months ended June 30, 2002 and increased 5 percent during the six months ended June 30, 2003, as compared to the prior year comparable period despite the decrease in net income. This increase was due to a decrease in the number of shares used to calculate diluted earnings per share as a result of our stock repurchase program.

Although we remain optimistic about our long-term prospects, the outlook for the capital markets remains uncertain. This could lead to the continued devaluation in the assets we manage and/or administer, continued redemption rates, and prolonged buying decisions among our clients.

Asset Balances
(In millions)

	As of June 30,

	2003	2002	Percent Change

Assets invested in equity and fixed income programs	$54,782	$49,263	11%
Assets of unconsolidated affiliate invested in equity and fixed income programs	10,755	7,099	52%
Assets invested in liquidity funds	20,156	20,420	(1%)

Assets under management	85,693	76,782	12%
Client proprietary assets under administration	149,484	172,763	(13%)

Assets under management and administration	$235,177	$249,545	(6%)

The asset figures shown above represent assets of our clients or their customers for which we provide management and/or administrative services and are excluded from the accompanying balance sheets, since we do not own these assets. Assets of unconsolidated affiliate represent assets of their clients or their customers for which they provide management services. Assets under management consist of our clients or their customers assets invested in our equity and fixed income investment programs and liquidity funds for which we provide management services. Assets under management and administration consist of our clients or their customers assets for which we provide management and administrative services, including client proprietary fund balances for which we provide administration and/or distribution services.

Private Banking and Trust

Private Banking and Trust provides investment processing solutions, fund processing solutions, and investment management programs to banks and private trust companies. Investment processing solutions primarily include outsourcing services as an application service provider, or ASP, through our TRUST 3000 product line and as a business service provider, or BSP, through our trust company. TRUST 3000 includes integrated systems that provide a complete investment accounting and management information system for private banks and trust institutions. Revenues are primarily earned from monthly processing and software servicing fees and non-recurring project fees.

Fund processing solutions include administration and distribution services provided to bank proprietary mutual funds. These services primarily include fund administration and accounting, regulatory and compliance services, shareholder recordkeeping, and marketing. Revenues are earned primarily as a percentage of the average asset values of the proprietary funds.

Investment management fees are earned primarily as a percentage of the average asset value of assets under management.

	Three Months Ended			Six Months Ended

	June 30, 2003	June 30, 2002	Percent Change	June 30, 2003	June 30, 2002	Percent Change

Revenues:
Investment processing fees	$56,554	$57,930	(2%)	$111,067	$114,329	(3%)
Fund processing fees	11,236	14,743	(24%)	23,571	30,336	(22%)
Investment management fees	9,829	10,205	(4%)	19,876	21,171	(6%)

Total revenues	77,619	82,878	(6%)	154,514	165,836	(7%)
Expenses:
Operating and development	35,251	38,839	(9%)	70,392	77,263	(9%)
Sales and marketing	8,932	10,387	(14%)	17,085	21,096	(19%)

Income from operations	$33,436	$33,652	(1%)	$67,037	$67,477	(1%)

Operating margin	43%	41%		43%	41%
Percent of Revenue:
Operating and development	45%	47%		46%	46%
Sales and marketing	12%	12%		11%	13%

Investment processing fees decreased $1.4 million, or 2 percent, during the three months ended June 30, 2003, as compared to the corresponding prior year period. For the six months ended June 30, 2003, investment processing fees decreased $3.3 million, or 3 percent, as compared to the prior year comparable period. This decrease was primarily due to a decrease in transaction-based fees from our brokerage services. Our recurring revenue base and our non-recurring project fees remained relatively flat in both comparable periods.

Fund processing fees decreased $3.5 million, or 24 percent, during the three months ended June 30, 2003, as compared to the corresponding prior year period. For the six months ended June 30, 2003, fund processing fees decreased $6.8 million, or 22 percent. The decline in our fund processing fees was mainly due to client losses.

Operating margins improved in both comparable periods despite total revenues decreasing in both comparable periods, about $5.3 million during the three months ended June 30, 2003 and about $11.3 million during the six months ended June 30, 2003. Along with the decrease in revenues, there was a corresponding decrease in direct expenses associated with the decline in transaction-based fees and fund processing fees. In addition, our cost containment efforts reduced certain other expenses, mainly compensation and consulting. These factors contributed to maintaining profit levels and improving operating margin.

Investment Advisors

Investment Advisors provides investment management programs and investment processing solutions to affluent investors distributed through a network of independent registered investment advisors, financial planners and other investment professionals. Revenues are primarily earned as a percentage of the average asset values under management.

	Three Months Ended			Six Months Ended

	June 30, 2003	June 30, 2002	Percent Change	June 30, 2003	June 30, 2002	Percent Change

Total Revenues	$37,079	$39,229	(5%)	$72,992	$78,120	(7%)
Expenses:
Operating and development	10,355	9,635	7%	20,383	19,910	2%
Sales and marketing	6,542	9,137	(28%)	12,824	19,770	(35%)

Income from operations	$20,182	$20,457	(1%)	$39,785	$38,440	3%

Operating margin	54%	52%		55%	49%
Percent of Revenue:
Operating and development	28%	25%		27%	26%
Sales and marketing	18%	23%		18%	25%

Revenues decreased $2.2 million, or 5 percent, for the three months ended June 30, 2003 compared with the three months ended June 30, 2002. For the six months ended June 30, 2003, revenues decreased $5.1 million, or 7 percent, as compared with the corresponding prior year period. The decline in our revenues in both comparable periods was primarily due to lower average asset balances relative to prior year average asset balances for the same time periods. Even though the capital markets have improved in the second quarter 2003, this has not yet resulted in a positive net inflow of assets into our mutual funds because of increased redemptions. The increase in redemptions was partially due to our decision to eliminate a variable-annuity product as well as the normal tendency for investors to redeem shares during the second quarter to pay taxes.

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

	Three Months Ended			Six Months Ended

	June 30, 2003	June 30, 2002	Percent Change	June 30, 2003	June 30, 2002	Percent Change

Total Revenues	$14,367	$14,295	1%	$28,391	$29,027	(2%)
Expenses:
Operating and development	3,503	4,252	(18%)	7,065	8,870	(20%)
Sales and marketing	4,547	4,251	7%	8,573	8,977	(5%)

Income from operations	$6,317	$5,792	9%	$12,753	$11,180	14%

Operating margin	44%	41%		45%	39%
Percent of Revenue:
Operating and development	24%	30%		25%	30%
Sales and marketing	32%	29%		30%	31%

Revenues during the three months ended June 30, 2003, as compared to the prior year quarter, remained relatively flat but were down about 2 percent for the six months ended June 30, 2003 relative to the same period a year ago. Average asset balances for the second quarter and year-to-date increased slightly over prior year comparable balances. New business activity and improved capital markets helped boost average assets levels. Even though average asset balances have increased, revenues were affected by a slight change in the mix between treasury and retirement revenues.

Income from operations and operating margin in both comparable periods increased due to management of discretionary spending, primarily for technology, marketing and personnel expenses.

Money Managers

Money Managers provides investment solutions to U.S investment managers, U.S. based mutual fund companies and to investment managers worldwide of alternative asset classes (e.g., hedge funds and private equity funds). Revenues are earned primarily as a percentage of the average asset values under management and administration.

	Three Months Ended			Six Months Ended

	June 30, 2003	June 30, 2002	Percent Change	June 30, 2003	June 30, 2002	Percent Change

Total Revenues	$13,106	$10,804	21%	$25,438	$21,601	18%
Expenses:
Operating and development	7,827	5,619	39%	15,141	11,086	37%
Sales and marketing	2,970	3,034	(2%)	6,018	5,940	1%

Income from operations	$2,309	$2,151	7%	$4,279	$4,575	(6%)

Operating margin	18%	20%		17%	21%
Percent of Revenue:
Operating and development	59%	52%		59%	51%
Sales and marketing	23%	28%		24%	28%

Revenues increased $2.3 million, or 21 percent, for the three months ended June 30, 2003 compared with the three months ended June 30, 2002. For the six months ended June 30, 2003, revenues increased $3.8 million, or 18 percent, as compared to the prior year comparable period. Our average asset balances increased in both comparable periods contributing to the increase in revenues. The increase in average asset balances and revenues was mainly due to new business activity. Also, second quarter 2003 average asset balances were impacted by improved capital markets.

Income from operations and profit margin in both comparable periods were negatively affected by increased levels of spending associated with building the necessary infrastructure to provide a complete business solution for this market. A substantial portion of this spending was for increased personnel and other operating costs.

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

	Three Months Ended			Six Months Ended

	June 30, 2003	June 30, 2002	Percent Change	June 30, 2003	June 30, 2002	Percent Change

Total Revenues	$11,383	$11,645	(2%)	$22,824	$23,482	(3%)
Expenses:
Operating and development	11,268	9,842	14%	21,775	19,794	10%
Sales and marketing	5,265	5,136	3%	10,645	10,310	3%

Loss from operations	$(5,150)	$(3,333)	(55%)	$(9,596)	$(6,622)	(45%)

Operating margin	(45%)	(29%)		(42%)	(28%)
Percent of Revenue:
Operating and development	99%	85%		95%	84%
Sales and marketing	46%	44%		47%	44%

Revenues decreased in both comparable periods because of some non-recurring revenue events recognized in prior year periods. We continue to experience positive market acceptance of our investment solution offerings in Canada and Europe. New business activity in these regions has increased during the past year.

Operating losses in each period include significant investments in technology, our Dublin-based operations, and other operating costs to further enhance our product offerings. We also continue to invest in expanding our distribution channels in our target markets and other U.S. based initiatives. We expect continued investment in these regions to build our distribution network and enhance our product offerings throughout the remainder of 2003 and into 2004 and should continue to incur losses.

General & Administrative

General and administrative expense primarily consists of corporate overhead costs and other costs not directly attributable to a reportable business segment.

	Three Months Ended			Six Months Ended

	June 30, 2003	June 30, 2002	Percent Change	June 30, 2003	June 30, 2002	Percent Change

General and Administrative	$4,835	$5,972	(19%)	$10,486	$11,681	(10%)
Percent of Consolidated Revenue	3%	4%		3%	3%

Other Income

Other income on the accompanying Consolidated Statements of Income consist of the following:

	Three Months ended			Six Months ended

	June 30, 2003	June 30, 2002	Percent Change	June 30, 2003	June 30, 2002	Percent Change

Equity in the earnings of unconsolidated affiliate	$4,861	$3,103	57%	$8,475	$5,782	47%
Net gain (loss) on investments	(4,076)	—	(100%)	(4,182)	—	(100%)
Interest income	1,365	1,394	(2%)	2,607	2,544	2%
Interest expense	(519)	(484)	(7%)	(1,087)	(965)	(13%)
Other	509	—	100%	509	—	100%

Total other income, net	$2,140	$4,013	(47%)	$6,322	$7,361	14%

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership in the general partnership of LSV Asset Management (“LSV”) (See Note 6 to the Consolidated Financial Statements). The increase in LSV’s net earnings is due to an increase in assets under management.

Net loss from investments for the six months ended June 30, 2003 includes a loss of $1.9 million from hedge ineffectiveness, a charge for $.6 million for other-than-temporary declines in market value, $1.2 million for the write-down of an equity investment in a private technology firm and $0.5 million in realized losses from sales of marketable securities.

Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period and/or changes in interest rates.

Interest expense is directly attributable to our long-term debt and other borrowings. Interest expense for the three and six months ended June 30, 2003 increased over both comparable periods due to the capitalization of interest costs in 2002 associated with the term loan agreement that was attributable to borrowings used in the expansion of our corporate headquarters.

Income Taxes

Our effective tax rate was 37.0 percent for the periods ending June 30, 2003 and 2002.

Liquidity and Capital Resources

	Six Months

	Ended June 30,

	2003	2002

Net cash provided by operating activities	$64,503	$72,276
Net cash used in investing activities	(6,310)	(15,807)
Net cash used in financing activities	(67,646)	(52,361)

Net increase (decrease) in cash and cash equivalents	(9,453)	4,108
Cash and cash equivalents, beginning of period	165,724	163,685

Cash and cash equivalents, end of period	$156,271	$167,793

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At June 30, 2003, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $156.3 million. We are currently in the process of generating a credit facility through a syndicate of lenders to provide for borrowings of up to $200.0 million. We expect the credit facility will be available by September 30, 2003. The credit facility will be used for general corporate purposes, including the repurchase of our common stock.

Net cash provided by operating activities decreased during 2003 relative to 2002. The decrease in cash flow from operations was primarily due to a reduction in the tax benefit received from stock options exercised and various accrued expenses.

Net cash used in investing activities primarily includes capital expenditures and purchases and sales of available-for-sale securities. Net cash used in investing activities decreased about $9.5 million during the first six months in 2003 as compared to the prior year period. This decrease was due to lower capital expenditures for property, plant and equipment and fewer purchases of available-for-sale securities during 2003 relative to 2002. Capital expenditures for property, plant and equipment, including capitalized software development costs, were $12.8 million for the first six months in 2003 verses $18.0 million for the first six months in 2002. Capital expenditures in the first six months of 2003 included $7.8 million related to the expansion of our corporate headquarters. This expansion is being done to relocate our data center from a facility that we are currently leasing. We expect this project to be completed by the beginning of 2004. Purchases of available-for-sale securities in the first six months of 2003 were approximately $7.4 million, as compared to $12.1 million in the first six months of 2002, whereas sales of available-for-sale securities totaled $14.2 million in the first six months of 2003, as compared to $13.6 million in the first six months of 2002.

Net cash used in financing activities primarily includes principal payments on our debt, the repurchase of our common stock and dividend payments. Net cash used in financing activities increased approximately $15.3 million during the first six months in 2003 relative to the same period in 2002. This increase was primarily due to an increase in stock repurchases. Our board of directors had authorized the repurchase of our common stock up to $703.4 million. During the first six months of 2003, the Company purchased 2.3 million shares at a cost of $57.3 million, as compared to purchases of 1.4 million shares at a cost of $44.1 million during the first six months of 2002. As of July 31, 2003, we still had $39.8 million of authorization remaining for the purchase of our common stock under this program.

We made principal payments of $4.0 million for the Senior Notes and $2.8 million for the term loan during the first six months of 2003. We made principal payments of $2.0 million for the Senior Notes and $2.8 million for the term loan during the first six months of 2002 (See Note 9 to the Consolidated Financial Statements).

Cash dividends paid were $13.7 million or $.13 per share in the first six months of 2003 and $12.1 million or $.11 per share in the first six months of 2002. Our Board of Directors has indicated its intention to continue making cash dividend payments.

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

Price Risk - We are exposed to price risk associated with changes in the fair value of our investment portfolio. To provide some protection against potential fair value changes for some of these investments, we have entered into various derivative financial instruments. We currently hold derivative financial instruments with a notional amount of $9.8 million with various terms, generally less than one year. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge is ineffective, any excess gains or losses attributable to such ineffectiveness are recognized in current period earnings. During the first six months of 2003, we did not enter into or hold any derivative financial instruments for trading purposes.

During the first six months of 2003, we recorded a $0.6 million impairment charge related to other-than-temporary declines in the fair value of certain securities held within our investment portfolio. Also, the amount of hedge ineffectiveness that was charged to current period earnings was a loss of $1.9 million. The aggregate effect of a hypothetical 10 percent change in the fair value of these derivative financial instruments would not be material to our results of operations, financial position, or liquidity.

A significant portion of our revenues are based upon the market value of assets we manage or administer. A decline in the market value of these assets as a result of changes in market conditions, the general economy or other factors will negatively impact our revenues and earnings.

Item 4.   Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)        Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

On May 28, 2003, we held our annual meeting of shareholders (the “2003 Annual Meeting”) at our corporate headquarters in Oaks, Pennsylvania. At our 2003 Annual Meeting, the shareholders voted on the following matters:

1. The election of two directors for a term expiring at our 2006 Annual Meeting:

Name of Director	Number of Votes For	Number of Votes Withheld

Richard B. Lieb	79,461,040	17,251,208
Carmen V. Romeo	79,059,861	17,652,387

The terms of office of each of the following directors continued after the meeting:

Alfred P. West, Jr.
William M. Doran
Henry H. Porter, Jr.
Kathryn M. McCarthy
Sarah W. Blumenstein

2. Approval of a 10,000,000 share increase in the number of shares of Common Stock authorized for issuance under the SEI Investments Company 1998 Equity Compensation Plan, and of the amendment and restatement thereof:

Number of Votes For	Number of Votes Against	Number of Votes Withheld

55,680,515	28,246,318	621,973

3. Ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants to examine SEI’s consolidated financial statements for 2003:

Number of Votes For	Number of Votes Against	Number of Votes Withheld

94,322,715	2,268,549	120,954

Item 6.   Exhibits and Reports on Form 8-K

(a)	The following is a list of exhibits filed as part of the Form 10-Q.

31.1 Certification of Alfred P. West, Jr, Chairman and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Page 32)

31.2 Certification of Dennis J. McGonigle, Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Page 33)

32.1 Certification of Alfred P. West, Jr., Chairman and Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Page 34)

32.2 Certification of Dennis J. McGongile, Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Page 35)

(b)	Reports on Form 8-K

On April 21, 2003, we furnished a report on Form 8-K for our First Quarter 2003 earnings announcement.

On June 13, 2003, our Capital Accumulation Plan filed a report on Form 8-K reporting under Item 4 a change in Registrant’s certifying accountant.

On July 3, 2003, our Capital Accumulation Plan filed an amended report on Form 8-K reporting under Item 4 a change in Registrant’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY
Date August 14, 2003	By:	/s/ DENNIS J. MCGONIGLE

Dennis J. McGonigle Chief Financial Officer