Form 10-Q
period 2003-09-30
SEI CORP
filed 2003-11-13
CIK 350894

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2003

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2003: 105,424,005 shares of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	September 30, 2003	December 31, 2002
Assets

Current Assets:

Cash and cash equivalents	$192,607	$165,724
Restricted cash	10,484	10,000
Receivables from regulated investment companies	25,541	22,588
Receivables, net of allowance for doubtful accounts of $1,700	58,524	52,054
Deferred income taxes	2,920	3,526
Prepaid expenses and other current assets	7,091	7,543

Total Current Assets	297,167	261,435

Property and Equipment, net of accumulated depreciation and amortization of $96,735 and $111,210	109,167	104,258

Capitalized Software, net of accumulated amortization of $16,540 and $15,204	17,162	12,596

Investments Available for Sale	64,220	62,433

Other Assets, net	32,737	23,425

Total Assets	$520,453	$464,147

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	September 30, 2003	December 31, 2002
Liabilities and Shareholders’ Equity

Current Liabilities:

Current portion of long-term debt	$14,365	$9,556
Accounts payable	3,737	4,058
Accrued expenses	113,299	119,427
Deferred revenue	640	1,206

Total Current Liabilities	132,041	134,247

Long-term Debt	26,535	33,500

Deferred Income Taxes	7,301	6,393

Shareholders’ Equity:

Common stock, $.01 par value, 750,000 shares authorized; 105,368 and 106,184 shares issued and outstanding	1,054	1,062
Capital in excess of par value	240,505	216,284
Retained earnings	110,678	74,019
Accumulated other comprehensive gains (losses)	2,339	(1,358)

Total Shareholders’ Equity	354,576	290,007

Total Liabilities and Shareholders’ Equity	$520,453	$464,147

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Income

(unaudited)

(In thousands, except per share data)

	Three Month Period Ended September 30,
		2003		2002
Revenues		$161,056		$153,316

Expenses:
Operating and development		70,733		61,957
Sales and marketing		33,791		32,940
General and administrative		7,394		5,779

Income from operations		49,138		52,640

Equity in the earnings of unconsolidated affiliate		6,288		2,861
Net gain from investments		509		574
Interest income		817		1,303
Interest expense		(564)		(663)

Income before income taxes		56,188		56,715
Income taxes		20,789		20,984

Net income		35,399		35,731

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		550		(202)
Unrealized holding gain (loss) on investments, Unrealized holding gains (losses) during the period net of income tax (expense) benefit of ($333) and $1,600	532		(2,792)
Less: reclassification adjustment for (gains) losses realized in net income, net of income tax expense (benefit) of $462 and ($1,016)	(786)	(254)	1,730	(1,062)

Other comprehensive income (loss)		296		(1,264)

Comprehensive income		$35,695		$34,467

Basic earnings per common share		$.34		$.33

Diluted earnings per common share		$.33		$.32

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Income

(unaudited)

(In thousands, except per share data)

	Nine Month Period Ended September 30,
		2003		2002
Revenues		$465,215		$471,382

Expenses:
Operating and development		205,489		198,880
Sales and marketing		88,936		99,033
General and administrative		17,880		17,460

Income from operations		152,910		156,009

Equity in the earnings of unconsolidated affiliate		14,763		8,643
Net (loss) gain from investments		(3,673)		574
Interest income		3,424		3,847
Interest expense		(1,651)		(1,628)
Other income		509		—

Income before income taxes		166,282		167,445
Income taxes		61,524		61,954

Net income		104,758		105,491

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		1,647		656
Unrealized holding gain (loss) on investments, Unrealized holding gains (losses) during the period net of income tax (expense) benefit of ($1,251) and $2,209	2,116		(3,771)
Less: reclassification adjustment for (gains) losses realized in net income, net of income tax expense (benefit) of $39 and ($985)	(66)	2,050	1,730	(2,041)

Other comprehensive income (loss)		3,697		(1,385)

Comprehensive income		$108,455		$104,106

Basic earnings per common share		$1.00		$.97

Diluted earnings per common share		$.97		$.93

Dividends declared per common share		$.07		$.06

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Month Period Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$104,758	$105,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,670	13,614
Undistributed equity in the earnings of unconsolidated affiliate	(4,967)	(1,896)
Tax benefit on stock options exercised	15,014	15,188
Other	5,999	(736)
Change in current assets and liabilities:
Decrease (increase) in
Receivables from regulated investment companies	(2,953)	4,179
Receivables	(6,470)	(4,523)
Prepaid expenses and other current assets	452	425
Increase (decrease) in
Accounts payable	(321)	(2,393)
Accrued expenses	246	1,100
Deferred revenue	(566)	(2,249)

Net cash provided by operating activities	123,862	128,200

Cash flows from investing activities:
Additions to property and equipment	(16,442)	(20,944)
Additions to capitalized software	(5,902)	(2,399)
Purchase of investments available for sale	(39,862)	(16,489)
Sale of investments available for sale	40,352	21,215
Other	(446)	432

Net cash used in investing activities	(22,300)	(18,185)

Cash flows from financing activities:
Payment on long-term debt	(9,405)	(6,166)
Purchase and retirement of common stock	(65,880)	(103,639)
Proceeds from issuance of common stock	14,308	10,229
Payment of dividends	(13,702)	(12,050)

Net cash used in financing activities	(74,679)	(111,626)

Net increase (decrease) in cash and cash equivalents	26,883	(1,611)

Cash and cash equivalents, beginning of period	165,724	163,685

Cash and cash equivalents, end of period	$192,607	$162,074

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(all figures are in thousands except per share data)

Note 1.	Summary of Significant Accounting Policies

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

Summary Financial Information and Results of Operations

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2003, the results of operations for the three and nine month periods ended September 30, 2003 and 2002, and cash flows for the nine month periods ended September 30, 2003 and 2002.

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

Property and Equipment

Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

	September 30, 2003	December 31, 2002	Estimated Useful Lives (In Years)
Buildings	$81,835	$75,825	25 to 39
Land	9,379	9,345	N/A
Equipment	56,903	79,260	3 to 5
Purchased software	20,880	21,256	3
Furniture and fixtures	15,810	15,523	3 to 5
Leasehold improvements	8,020	7,386	Lease Term
Construction in progress	13,075	6,873	N/A

	205,902	215,468
Less: Accumulated depreciation and amortization	(96,735)	(111,210)

Property and Equipment, net	$109,167	$104,258

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred.

Capitalized Software

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). Under SFAS 86, costs incurred to create a computer software product are charged to research and development expense as incurred until technological feasibility has been established. The Company establishes technological feasibility upon completion of a detail program design. At that point, computer software costs are capitalized until the product is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life, and changes in technology. The Company did not capitalize any software development costs during the nine month periods ended September 30, 2003 and 2002 in accordance with SFAS 86.

In 2002, the Company adopted the guidance established in Emerging Issues Task Force Issue 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware”, and applies Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” for development costs associated with software products to be provided in a hosting environment. SOP 98-1 requires that costs incurred in the preliminary project and post implementation stages of an internal software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. The Company capitalized $5,902 and $2,399 in software development costs in accordance with SOP 98-1 during the nine month periods ended September 30, 2003 and 2002, respectively.

Amortization of capitalized software development costs begins when the product is released or placed into service. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 4.9 years. Amortization expense was $1,336 and $1,301 during the nine month periods ended September 30, 2003 and 2002, respectively, and is included in Operating and development expenses on the accompanying Consolidated Statements of Income.

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

	For the Three Month Period Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$35,399	105,100	$.34

Dilutive effect of stock options	—	2,815

Diluted earnings per common share	$35,399	107,915	$.33

	For the Three Month Period Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$35,731	107,936	$.33

Dilutive effect of stock options	—	3,799

Diluted earnings per common share	$35,731	111,735	$.32

Options to purchase 2,656 and 2,802 shares of common stock, with an average exercise price of $49.91 and $45.53, were outstanding during the three month periods ended September 30, 2003 and 2002, respectively, but were excluded from the diluted earnings per common share calculation because the options’ exercise prices were greater than the average market price of the Company’s common stock.

	For the Nine Month Period Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$104,758	105,231	$1.00

Dilutive effect of stock options	—	3,263

Diluted earnings per common share	$104,758	108,494	$.97

	For the Nine Month Period Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$105,491	108,988	$.97

Dilutive effect of stock options	—	4,686

Diluted earnings per common share	$105,491	113,674	$.93

Options to purchase 4,898 and 2,802 shares of common stock, with an average exercise price of $38.17 and $45.53 were outstanding during the nine month periods ended September 30, 2003 and 2002, respectively, but were excluded from the diluted earnings per common share calculation because the options’ exercise prices were greater than the average market price of the Company’s common stock.

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

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock-based compensation. Had compensation cost been determined consistent with SFAS 123, as amended by SFAS 148, the Company’s net income would have been reduced to the following pro forma amounts:

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2003	2002	2003	2002
Net Income:
As reported	$35,399	$35,731	$104,758	$105,491
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(2,448)	(2,326)	(7,362)	(6,977)

Pro forma	$32,951	$33,405	$97,396	$98,514

Basic earnings per common share
As reported	$.34	$.33	$1.00	$.97
Pro forma	$.31	$.31	$.93	$.90

Diluted earnings per common share
As reported	$.33	$.32	$.97	$.93
Pro forma	$.31	$.30	$.90	$.87

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash paid/received during the nine month periods ended September 30, 2003 and 2002 is as follows:

	2003	2002
Interest paid	$2,228	$2,318
Interest and dividends received	3,671	4,010
Income taxes paid	49,066	34,210

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in interim periods beginning after June 30, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have an interest in any entity that requires disclosure or consolidation as a result of adopting the provisions of FIN 46.

In February 2003, the Emerging Issues Task Force ratified Issue No. 00-21,”Revenue Arrangements with Multiple Deliverables” (“Issue 00-21”). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company provides certain services that involve a series of different product offerings that can be purchased as a complete solution or as individual components. Consideration for these types of services is usually a combination of fixed and variable payment amounts. Issue 00-21 became effective for revenue arrangements entered into after June 30, 2003. The Company applies the provisions of EITF 00-21 and as of September 30, 2003 it has not had a material effect on the results of operations, financial position or liquidity of the Company.

Note 2. Comprehensive Income – The Company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income includes net income, foreign currency translation adjustments, and unrealized holding gains and losses and is presented on the accompanying Consolidated Statements of Income. Accumulated other comprehensive gains (losses) on the Consolidated Balance Sheets changed from December 31, 2002 to September 30, 2003 which is as follows:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Gains (Losses)
Beginning balance (Dec. 31, 2002)	$367	$(1,725)	$(1,358)
Current period change	1,647	2,050	3,697

Ending balance (Sept. 30, 2003)	$2,014	$325	$2,339

Note 3.	Receivables - Receivables on the accompanying Consolidated Balance Sheets consist of the following:

	September 30, 2003	December 31, 2002
Trade receivables	$21,677	$20,326
Fees earned, not received	945	1,452
Fees earned, not billed	37,602	31,976

	60,224	53,754
Less: Allowance for doubtful accounts	(1,700)	(1,700)

	$58,524	$52,054

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

Note 4.	Investments Available for Sale - The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of comprehensive income. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Income.

	As of September 30, 2003
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$54,788	$856	$(207)	$55,437
Equity securities	8,922	—	(139)	8,783

	$63,710	$856	$(346)	$64,220

	As of December 31, 2002
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$45,642	$860	$(331)	$46,171
Equity securities	19,543	—	(3,281)	16,262

	$65,185	$860	$(3,612)	$62,433

The net unrealized holding gains at September 30, 2003 were $325 (net of income tax expense of $185) and the net unrealized holding losses at December 31, 2002 were $1,725 (net of income tax benefit of $1,027) and are reported as a separate component of Accumulated other comprehensive gains (losses) on the accompanying Consolidated Balance Sheets.

Management performs a review of all investments in marketable securities on a quarterly basis with regards to impairment. Factors considered in determining other-than-temporary impairment are significant or prolonged declines in the price of investments based on available market prices. Additional consideration is given to the ability to recover the carrying amount of the investment. During the nine month period ended September 30, 2003, management determined that certain investments were impaired. The Company recorded an impairment charge of $595 related to other-than temporary declines in fair value and is included in Net (loss) gain from investments on the accompanying Consolidated Statements of Income. The Company did not record an impairment charge related to other-than-temporary declines in fair value for any of its securities available-for-sale during the three month period ended September 30, 2003.

During the three month period ended September 30, 2003, the Company recognized gross realized gains from available-for-sale securities of $1,386 and gross realized losses from available-for-sale securities of $138. For the nine month period ended September 30, 2003, the Company recognized gross realized gains from available-for-sale securities of $1,434 and gross realized losses from available-for-sale securities of $734.

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

The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133” ) and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 138”).

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

At September 30, 2003, Net (loss) gain from investments on the accompanying Consolidated Statements of Income includes a net loss of $740 and $2,657 from changes in the fair value of the hedge instruments for the three and nine month periods ended September 30, 2003, respectively.

The Company currently holds futures contracts with a notional amount of $16,546 with a financial institution with various terms. The Company also currently holds equity derivatives with a notional amount of $8,783 with a financial institution with various terms. During the nine month period ending September 30, 2003, the Company did not enter into or hold derivative financial instruments for trading purposes.

Note 6.	Other Assets - Other assets on the accompanying Consolidated Balance Sheets consist of the following:

	September 30, 2003	December 31, 2002
Investment in unconsolidated affiliate	$20,751	$8,535
Other, net	11,986	14,890

Other assets	$32,737	$23,425

Other, net consists of long-term prepaid expenses, deposits and other investments carried at cost.

During the nine month period ended September 30, 2003, the Company recorded an impairment charge for $1,196 related to an equity investment in a private technology company and is reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Income.

Investment in Unconsolidated Affiliate – LSV Asset Management (“LSV”) is a partnership formed between the Company and several leading academics in the field of finance. LSV is a registered investment advisor, which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds. The Company’s interest in LSV was approximately 44 percent for the six month period ending June 30, 2003 and increased to approximately 46 percent for the three month period ending September 30, 2003. The Company’s interest in LSV was approximately 44 percent for the nine month period ending September 30, 2002. LSV is accounted for using the equity method of accounting due to the Company’s less than 50 percent ownership. The Company’s portion of LSV’s net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income.

On June 30, 2003, the Company entered into an Assignment and Purchase Agreement (the “Purchase Agreement”) to acquire an additional two percent interest in LSV. As a result of the Purchase Agreement, the Company’s total partnership interest in LSV is approximately 46 percent. At September 30, 2003, the basis of the Company’s investment in LSV exceeded its underlying equity in the net assets of LSV by $8,048. The Company accounts for this amount as goodwill embedded in its investment in LSV. The Company does not record amortization expense associated with such embedded goodwill but assesses whether such embedded goodwill is impaired on an annual basis. The embedded goodwill in LSV was not deemed impaired during the nine month period ended September 30, 2003. In addition, the Purchase Agreement contains a contingent payment provision that is triggered in the event of the sale of a certain percentage of the Partnership’s business and assets. The contingent payment provision expires on January 1, 2006.

The following table contains the condensed statements of income of LSV for the three and nine month period ended September 30:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2003	2002	2003	2002
Revenues	$16,569	$9,047	$41,061	$26,914

Net income	$13,564	$6,526	$32,898	$19,716

The following table contains the condensed balance sheets of LSV:

	September 30, 2003	December 31, 2002
Current assets	$28,345	$18,193
Non-current assets	393	280

Total assets	$28,738	$18,473

Current liabilities	$2,272	$2,383
Partners’ capital	26,466	16,090

Total liabilities and partners’ capital	$28,738	$18,473

Note 7.	Accrued Expenses – Accrued expenses on the accompanying Consolidated Balance Sheets consist of the following:

	September 30, 2003	December 31, 2002
Accrued compensation	$28,487	$33,612
Accrued brokerage services	8,698	9,103
Accrued income taxes	5,281	9,281
Other accrued expenses	70,833	67,431

Total accrued expenses	$113,299	$119,427

Note 8.	Credit Agreement – On September 15, 2003 (the “Closing Date”), the Company entered into a $200,000 364-day Credit Agreement (the “Credit Facility”). The Credit Facility became available on the Closing Date and ends 364 days after the Closing Date (the “Termination Date”). At the Termination Date, any aggregate principal amount of loans outstanding under the Credit Facility will, at the Company’s option, convert to a one-year term loan, payable in four equal quarterly installments. The Credit Facility, when utilized, will accrue interest at the Prime Rate or one hundredths of one percent above the London Interbank Offer Rate (“LIBOR”). The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the daily unused portion of the Credit Facility. The Credit Facility contains various covenants, including limitations of indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. None of these covenants currently negatively affect the Company’s liquidity or capital resources. As of September 30, 2003, the Company had no borrowings under the Credit Facility.

Note 9.	Long-term Debt - On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20 percent Senior Notes, Series A, and $15,000 of 7.27 percent Senior Notes, Series B (collectively, the “Notes”), in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the Note Purchase Agreement limits the Company’s ability to merge or consolidate, and to sell certain assets. The Company was in compliance with all covenants during the nine month period ended September 30, 2003. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled principal payment of $4,000 in February 2003. The current portion of the Notes amounted to $4,000 at September 30, 2003.

On June 26, 2001, the Company entered into a term loan agreement (the “Loan Agreement”) with a separate lending institution. The Loan Agreement, as amended, provides for borrowing up to $25,000 in the form of a term loan, and expires on March 31, 2006 and is payable in 17 equal quarterly installments. On August 2, 2001, the Company borrowed the entire $25,000. The Loan Agreement accrues interest at the Prime Rate or one and thirty-five hundredths of one percent above LIBOR. The Loan Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. None of these covenants negatively affect the Company’s liquidity or capital resources. The Company was in compliance with all covenants during the nine month period ending September 30, 2003. The Company made its scheduled principal payments of $1,389 in March, June and September of 2003. The current portion of the notes amounted to $5,556 at September 30, 2003. The interest rate being applied at September 30, 2003 was 2.51 percent.

On June 30, 2003, the Company had a payable to LSV in the amount of $7,250, which bears interest at the rate of four percent per annum and is to be repaid in six quarterly installments beginning July 1, 2003. The Company made its first scheduled principal payment of $1,238 In July 2003. The current portion of the debt amounted to $4,809 at September 30, 2003.

Note 10.	Common Stock Buyback - The Board of Directors has authorized the purchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $703,365. Beginning with the inception of the Company’s common stock buyback program and through September 30, 2003, a total of 109,000,000 shares at an aggregate cost of $672,176 have been purchased and retired. The Company purchased 2,519,000 shares at a total cost of $65,880 during the nine month period ended September 30, 2003.

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

The following tables highlight certain financial information about each of the Company’s segments for the three month periods ended September 30, 2003 and 2002.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Three Month Period Ended September 30, 2003
Revenues	$73,805	$42,372	$17,965	$14,136	$12,778		$161,056

Operating income (loss)	$27,925	$21,937	$8,691	$2,391	$(4,412)	$(7,394)	$49,138

Other income, net							$7,050

Income before income taxes							$56,188

Depreciation and amortization	$2,284	$735	$228	$302	$332	$162	$4,043

Capital expenditures	$5,307	$1,682	$765	$525	$809	$483	$9,571

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Three Month Period Ended September 30, 2002
Revenues	$80,510	$35,866	$13,393	$12,502	$11,045		$153,316

Operating income (loss)	$34,296	$20,023	$5,502	$2,118	$(3,520)	$(5,779)	$52,640

Other income, net							$4,075

Income before income taxes							$56,715

Depreciation and amortization	$2,736	$820	$279	$289	$345	$146	$4,615

Capital expenditures	$2,983	$986	$370	$417	$308	$283	$5,347

The following tables highlight certain financial information about each of the Company’s segments for the nine month periods ended September 30, 2003 and 2002.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Nine Month Period Ended September 30, 2003
Revenues	$228,319	$115,364	$46,356	$39,574	$35,602		$465,215

Operating income (loss)	$94,962	$61,722	$21,444	$6,670	$(14,008)	$(17,880)	$152,910

Other income, net							$13,372

Income before income taxes							$166,282

Depreciation and amortization	$7,370	$2,364	$643	$919	$946	$428	$12,670

Capital expenditures	$11,935	$3,867	$1,758	$1,236	$2,438	$1,110	$22,344

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Nine Month Period Ended September 30, 2002
Revenues	$246,346	$113,986	$42,420	$34,103	$34,527		$471,382

Operating income (loss)	$101,773	$58,463	$16,682	$6,693	$(10,142)	$(17,460)	$156,009

Other income, net							$11,436

Income before income taxes							$167,445

Depreciation and amortization	$8,337	$2,315	$807	$783	$959	$413	$13,614

Capital expenditures	$12,693	$4,282	$1,947	$1,451	$1,741	$1,229	$23,343

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at September 30, 2003 and 2002, the consolidated results of operations for the three and nine month period ended September 30, 2003 and 2002 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Results of Operations

Three and Nine Month Periods Ended September 30, 2003 compared to Three and Nine Month Periods Ended September 30, 2002

Consolidated Overview

Operations are organized into business units that offer various products and services tailored for particular market segments. Reportable segments are Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. The accounting policies of the business segments are the same as those used in the preparation of the consolidated financial statements. Management evaluates financial performance of the operating segments based on Income from operations.

	Three Month Period Ended			Nine Month Period Ended
	Sept. 30 2003	Sept. 30 2002	Percent Change	Sept. 30 2003	Sept. 30 2002	Percent Change
Private Banking and Trust:
Revenues	$73,805	$80,510	(8)%	$228,319	$246,346	(7)%
Income from operations	27,925	34,296	(19)%	94,962	101,773	(7)%

Investment Advisors:
Revenues	42,372	35,866	18%	115,364	113,986	1%
Income from operations	21,937	20,023	10%	61,722	58,463	6%

Enterprises:
Revenues	17,965	13,393	34%	46,356	42,420	9%
Income from operations	8,691	5,502	58%	21,444	16,682	29%

Money Managers:
Revenues	14,136	12,502	13%	39,574	34,103	16%
Income from operations	2,391	2,118	13%	6,670	6,693	—

Investments in New Businesses:
Revenues	12,778	11,045	16%	35,602	34,527	3%
Loss from operations	(4,412)	(3,520)	(25)%	(14,008)	(10,142)	38%

General and Administrative:
Loss from operations	(7,394)	(5,779)	28%	(17,880)	(17,460)	2%

Consolidated Segment Totals:
Revenues	$161,056	$153,316	5%	$465,215	$471,382	(1)%
Income from operations	$49,138	$52,640	(7)%	$152,910	$156,009	(2)%

Other income, net	7,050	4,075	73%	13,372	11,436	17%

Income before income taxes	56,188	56,715	(1)%	166,282	167,445	(1)%

Income taxes	20,789	20,984	(1)%	61,524	61,954	(1)%

Net income	$35,399	$35,731	(1)%	$104,758	$105,491	(1)%

Diluted earnings per share	$.33	$.32	3%	$.97	$.93	4%

Consolidated revenues increased $7.7 million, or 5 percent, to $161.1 million for the three month period ended September 30, 2003 compared with the three month period ended September 30, 2002. For the nine month period ended September 30, 2003, consolidated revenues decreased $6.2 million, or 1 percent, to $465.2 million as compared to the prior year comparable period. The primary driver for the increase in revenues during the three months ended September 30, 2003 was the recognition of approximately $7.0 million in non-recurring brokerage fees. These fees were for transition management services we provided to our mutual funds during a portfolio restructuring because of a change in the funds sub-advisors. Investment management fees in both comparable periods increased as a result of higher average assets under management due to improved capital market conditions and new business activity. However, the percentage earned from average assets under management decreased in both comparable periods due to a shift in some assets from higher-fee products into lower-fee products. The fees earned from average client proprietary assets under administration decreased significantly during both comparable periods because of client losses in the fund processing business. We have also experienced a significant decline in non-recurring project fees for the Investment processing business in both comparable periods.

Operating margins before General and administrative expenses declined to 35 percent for the three month period ended September 30, 2003, from 38 percent for the prior year comparable period. Operating margins for the nine month periods ended September 30, 2003 and 2002 was approximately 37 percent. Results reflect increased investment spending during the third quarter 2003 for the development of new products and services. A portion of this increased spending was capitalized. Operating margins during the third quarter of 2003 were also negatively impacted by increased personnel and promotional costs, as well as the recognition of some significant one-time expenses.

Other income primarily includes earnings from our unconsolidated affiliate, interest income, interest expense and realized gains and losses from available-for-sale securities. The increase in other income was mainly due to a significant increase in the earnings of our unconsolidated affiliate. This increase resulted from growth in average assets under management because of new business activity and a higher amount of performance related fees. Our percentage of net profit from the unconsolidated affiliate is reflected in other income. Other income was negatively impacted in 2003 by losses from hedging activities, realized losses from the sale of available-for-sale securities and the write-down in the value of investments considered other than temporary.

Diluted earnings per share increased three percent during the three month period ended September 30, 2003 compared with the three month period ended September 30, 2002 and increased four percent during the nine month period ended September 30, 2003, as compared to the prior year comparable period. This increase was due to a decrease in the number of shares used to calculate diluted earnings per share as a result of our stock repurchase program.

Although we remain optimistic about our long-term prospects, the outlook for the capital markets remains uncertain. This could lead to the continued devaluation in the assets we manage and/or administer, continued redemption rates, and prolonged buying decisions among our clients.

Asset Balances

(In millions)

	As of September 30,
	2003	2002	Percent Change
Assets invested in equity and fixed income programs	$56,741	$46,195	15%
Assets of unconsolidated affiliate invested in equity and fixed income programs	12,435	6,255	99%
Assets invested in liquidity funds	18,227	19,763	(8)%

Assets under management	87,403	72,213	21%

Client proprietary assets under administration	154,951	161,207	(4)%

Assets under management and administration	$242,354	$233,420	4%

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

Investment management fees are earned primarily as a percentage of the average asset value of assets under management.

	Three Month Period Ended			Nine Month Period Ended
	Sept 30, 2003	Sept 30, 2002	Percent Change	Sept 30, 2003	Sept 30, 2002	Percent Change
Revenues:
Investment processing fees	$53,846	$57,330	(6)%	$164,913	$171,659	(4)%
Fund processing fees	10,048	13,360	(25)%	33,619	43,696	(23)%
Investment management fees	9,911	9,820	1%	29,787	30,991	(4)%

Total revenues	73,805	80,510	(8)%	228,319	246,346	(7)%

Expenses:
Operating and development	36,254	33,854	7%	106,646	111,117	(4)%
Sales and marketing	9,626	12,360	(22)%	26,711	33,456	(20)%

Income from operations	$27,925	$34,296	(19)%	$94,962	$101,773	(7)%

Operating margin	38%	43%		42%	41%

Percent of Revenue:
Operating and development	49%	42%		46%	45%
Sales and marketing	13%	15%		12%	14%

Investment processing fees decreased $3.5 million, or 6 percent, during the three month period ended September 30, 2003, as compared to the corresponding prior year period. For the nine month period ended September 30, 2003, investment processing fees decreased $6.7 million, or 4 percent, as compared to the prior year comparable period. This decrease in both comparable periods was primarily due to a decrease in transaction-based fees from our brokerage services and lower non-recurring project fees. However, our recurring revenue base has increased in both comparable periods that has partially mitigated the reduction in non-recurring fees.

Fund processing fees decreased $3.3 million, or 25 percent, during the three month period ended September 30, 2003, as compared to the corresponding prior year period. For the nine month period ended September 30, 2003, fund processing fees decreased $10 million, or 23 percent. The decline in our fund processing fees was mainly due to client losses.

Operating margin during the three month period ended September 30, 2003 decreased relative to the same period in 2002 due to a higher level of investment spending for the development of new products and services. Personnel, mainly compensation, also increased during this period. However, there was a corresponding decrease in direct expenses associated with the decline in transaction-based fees and fund processing fees. Operating margin during the nine month period ended September 30, 2003 increased slightly due to our cost containment efforts during the past year.

Investment Advisors

Investment Advisors provides investment management programs and investment processing solutions to affluent investors distributed through a network of independent registered investment advisors, financial planners and other investment professionals. Revenues are primarily earned as a percentage of the average asset values under management.

	Three Month Period Ended			Nine Month Period Ended
	Sept 30, 2003	Sept 30, 2002	Percent Change	Sept 30, 2003	Sept 30, 2002	Percent Change
Total Revenues	$42,372	$35,866	18%	$115,364	$113,986	1%

Expenses:
Operating and development	10,640	8,393	27%	31,023	28,303	10%
Sales and marketing	9,795	7,450	31%	22,619	27,220	(17)%

Income from operations	$21,937	$20,023	10%	$61,722	$58,463	6%

Operating margin	52%	56%		54%	51%

Percent of Revenue:
Operating and development	25%	23%		27%	25%
Sales and marketing	23%	21%		19%	24%

Revenues increased $6.5 million, or 18 percent, for the three month period ended September 30, 2003 compared with the three month period ended September 30, 2002. For the nine month period ended September 30, 2003, revenues increased $1.4 million, or 1 percent, as compared with the corresponding prior year period. Revenues for the third quarter 2003 increased substantially due to the recognition of approximately $3.5 million in non-recurring brokerage fees. These fees were for transition management services we provided to our mutual funds during a portfolio restructuring because of a change in the funds sub-advisors. Also, our revenues increased in both comparable periods due to higher average asset balances relative to prior year average asset balances for the same time periods. This was mainly due to improved capital market conditions. Although average assets under management increased due to market appreciation, net asset funding for the quarter decreased due to redemptions. Redemptions were impacted by the closing of our variable annuity fund and the loss of a large offshore client. Without these two items, net asset funding would have been positive for the quarter.

Operating margin during the three month period ended September 30, 2003 decreased due to higher investment spending for new products and services and the recognition of some one-time costs. Operating margin improvement during the first nine months of 2003 was primarily due to the management of certain discretionary expenses, mainly marketing and compensation.

Enterprises

Enterprises provides business solutions to pension plan sponsors, hospitals, foundations, unions, endowment funds and other institutional investors. We also provide treasury business solutions to corporations. Revenues are earned primarily as a percentage of the average asset values under management.

	Three Month Period Ended			Nine Month Period Ended
	Sept 30, 2003	Sept 30, 2002	Percent Change	Sept 30, 2003	Sept 30, 2002	Percent Change
Total Revenues	$17,965	$13,393	34%	$46,356	$42,420	9%

Expenses:
Operating and development	4,183	4,147	1%	11,248	13,017	(14)%
Sales and marketing	5,091	3,744	36%	13,664	12,721	7%

Income from operations	$8,691	$5,502	58%	$21,444	$16,682	29%

Operating margin	48%	41%		46%	39%

Percent of Revenue:
Operating and development	23%	31%		24%	31%
Sales and marketing	29%	28%		30%	30%

Revenues increased $4.6 million, or 34 percent, for the three month period ended September 30, 2003 compared with the three month period ended September 30, 2002. For the nine month period ended September 30, 2003, revenues increased $3.9 million, or 9 percent, as compared with the corresponding prior year period. Revenues in the third quarter 2003 were boosted from the recognition of approximately $3.0 million in non-recurring brokerage fees. These fees were for transition management services we provided to our mutual funds during a portfolio restructuring because of a change in the funds sub-advisors. Average asset balances for the third quarter and year-to-date increased slightly over prior year comparable balances due to improved capital market conditions and new business activity.

Income from operations and operating margin in both comparable periods increased due to management of discretionary spending, primarily for marketing and personnel expenses and the inclusion of the significant non-recurring brokerage fees.

Money Managers

Money Managers provides investment solutions to U.S investment managers, U.S. based mutual fund companies and to investment managers worldwide of alternative asset classes (e.g., hedge funds and private equity funds). Revenues are earned primarily as a percentage of the average asset values under management and administration.

	Three Month Period Ended			Nine Month Period Ended
	Sept 30, 2003	Sept 30, 2002	Percent Change	Sept 30, 2003	Sept 30, 2002	Percent Change
Total Revenues	$14,136	$12,502	13%	$39,574	$34,103	16%

Expenses:
Operating and development	8,497	6,528	30%	23,638	17,614	34%
Sales and marketing	3,248	3,856	(16)%	9,266	9,796	(5)%

Income from operations	$2,391	$2,118	13%	$6,670	$6,693	—

Operating margin	17%	17%		17%	20%

Percent of Revenue:
Operating and development	60%	52%		60%	51%
Sales and marketing	23%	31%		23%	29%

Revenues increased $1.6 million, or 13 percent, for the three month period ended September 30, 2003 compared with the three month period ended September 30, 2002. For the nine month period ended September 30, 2003, revenues increased $5.5 million, or 16 percent, as compared to the prior year comparable period. Average asset balances increased in both comparable periods contributing to the increase in revenues. The increase in average asset balances and revenues was mainly due to improved capital market condition and new business activity.

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

	Three Month Period Ended			Nine Month Period Ended
	Sept 30, 2003	Sept 30, 2002	Percent Change	Sept 30, 2003	Sept 30, 2002	Percent Change
Total Revenues	$12,778	$11,045	16%	$35,602	$34,527	3%

Expenses:
Operating and development	11,159	9,035	24%	32,934	28,829	14%
Sales and marketing	6,031	5,530	9%	16,676	15,840	5%

Loss from operations	$(4,412)	$(3,520)	25%	$(14,008)	$(10,142)	38%

Operating margin	(35)%	(32)%		(39)%	(29)%

Percent of Revenue:
Operating and development	88%	82%		92%	84%
Sales and marketing	47%	50%		47%	45%

Revenues increased $1.7 million, or 16 percent, for the three month period ended September 30, 2003 compared with the three month period ended September 30, 2002. For the nine month period ended September 30, 2003, revenues increased $1.1 million, or 3 percent, as compared to the prior year comparable period. We continue to experience positive market acceptance of our investment solution offerings in Canada and Europe. New business activity in these regions has increased during the past year.

Operating losses in each period include investments made in the infrastructure of our European-based operations and technology costs to further enhance our product offerings. We also continue to invest in expanding our distribution channels in our target markets and other U.S. based initiatives. We expect continued investment in these regions to build our distribution network and enhance our product offerings throughout the remainder of 2003 and into 2004 and should continue to incur losses.

General & Administrative

General and administrative expense primarily consists of corporate overhead costs and other costs not directly attributable to a reportable business segment.

	Three Month Period Ended			Nine Month Period Ended
	Sept 30, 2003	Sept 30, 2002	Percent Change	Sept 30, 2003	Sept 30, 2002	Percent Change
General and Administrative	$7,394	$5,779	28%	$17,880	$17,460	2%

Percent of Consolidated Revenue	5%	4%		4%	4%

General and administrative expenses during the third quarter of 2003 include additional costs related to compliance with regulatory requirements.

Other Income

Other income on the accompanying Consolidated Statements of Income consist of the following:

	Three Month Period Ended			Nine Month Period Ended
	Sept 30, 2003	Sept 30, 2002	Percent Change	Sept 30, 2003	Sept 30, 2002	Percent Change
Equity in the earnings of unconsolidated affiliate	$6,288	$2,861	120%	$14,763	$8,643	71%
Net gain (loss) on investments	509	574	(11)%	(3,673)	574	(740)%
Interest income	817	1,303	(37)%	3,424	3,847	(11)%
Interest expense	(564)	(663)	(15)%	(1,651)	(1,628)	1%
Other	—	—	—	509	—	(100)%

Total other income, net	$7,050	$4,075	73%	$13,372	$11,436	17%

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Income includes our less than 50 percent ownership interest in the general partnership of LSV Asset Management (“LSV”) (See Note 6 to the Consolidated Financial Statements). The increase in LSV’s net earnings is due to an increase in assets under management from new business activity and a higher amount of performance related fees.

Net loss from investments for the nine month period ended September 30, 2003 includes a loss of $2.6 million from hedge ineffectiveness, a charge for $0.6 million for other-than-temporary declines in market value, $1.2 million for the write-down of an equity investment in a private technology firm and $0.7 million in realized gains from sales of marketable securities.

Interest income is earned based upon the amount of cash that is invested daily and fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period and/or changes in interest rates.

Interest expense is directly attributable to our long-term debt and other borrowings.

Income Taxes

Our effective tax rate was 37.0 percent for each of the nine month periods ending September 30, 2003 and 2002.

Liquidity and Capital Resources

	Nine Month Period Ended September 30,
	2003	2002
Net cash provided by operating activities	$123,862	$128,200
Net cash used in investing activities	(22,300)	(18,185)
Net cash used in financing activities	(74,679)	(111,626)

Net increase (decrease) in cash and cash equivalents	26,883	(1,611)

Cash and cash equivalents, beginning of period	165,724	163,685

Cash and cash equivalents, end of period	$192,607	$162,074

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. We currently have a line of credit that provides for borrowings of up to $200.0 million. The availability of the line of credit is subject to compliance with certain covenants set forth in the agreement, (See Note 8 of the Notes to Consolidated Financial Statements). At September 30, 2003 the unused sources of liquidity consisted of unrestricted cash and cash equivalents of $192.6 million and the unused portion of the line of credit of $200.0 million.

Net cash provided by operating activities for the nine month period ended September 30, 2003 decreased $4.3 million relative to the same comparable period in 2002. The decrease in cash flow from operations was primarily due an increase in receivables.

Net cash used in investing activities primarily includes capital expenditures and purchases and sales of available-for-sale securities. Net cash used in investing activities increased about $4.1 million during the nine month period ended September 30, 2003 as compared to the prior year period. Capital expenditures for property, plant and equipment, including capitalized software development costs, were $22.3 million for the nine month period ended September 30, 2003 verses $23.3 million for the prior year comparable period. Capital expenditures in the nine month period ended September 30, 2003 included $12.0 million related to the expansion of our corporate headquarters. This expansion is being done to relocate our data center from a facility that we are currently leasing. We expect this project to be completed by the beginning of 2004. Purchases of available-for-sale securities in the nine month period ended September 30, 2003 were approximately $39.9 million, as compared to $16.5 million in the prior year period, whereas sales of available-for-sale securities totaled $40.4 million in the nine month period ended September 30, 2003, as compared to $21.2 in the prior year period.

Net cash used in financing activities primarily includes principal payments on our debt, the repurchase of our common stock and dividend payments. Net cash used in financing activities decreased approximately $36.9 million during the nine month period ended September 30, 2003 relative to the same period in 2002. This decrease was primarily due to a decrease in stock repurchases. The board of directors had authorized the repurchase of our common stock up to $703.4 million. During the nine month period ended September 30, 2003, the Company purchased 2.5 million shares at a cost of $65.9 million, as compared to purchases of 3.7 million shares at a cost of $103.6 million during the comparable prior year period. As of October 31, 2003, we still had $23.3 million of authorization remaining for the purchase of our common stock under this program.

We made principal payments of $4.0 million for the Senior Notes, $4.2 million for the term loan and $1.2 million for the purchase agreement during the nine month period ended September 30, 2003. We made principal payments of $2.0 million for the Senior Notes and $4.2 million for the term loan during the nine month period ended September 30, 2002 (See Note 9 to the Consolidated Financial Statements).

Cash dividends paid were $13.7 million or $.13 per share in the nine month period ended September 30, 2003 and $12.1 million or $.11 per share during the comparable prior year period. Our Board of Directors has indicated its intention to continue making cash dividend payments.

Forward-Looking Information and Risk Factors

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

Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our annual report on Form 10-K. These risks include the following:

•	changes in capital markets which may affect our revenues and earnings

•	changes in interest rates

•	the performance of the funds we manage

•	consolidation within our target markets, including consolidations between banks and other financial institutions

•	systems and technology risks, and

•	the effect of extensive governmental regulation.

SEI and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with the Securities and Exchange Commission as an investment adviser, a broker-dealer, a transfer agent, an investment company or with the US Office of Thrift Supervision or state banking authorities as a trust company. Our broker-dealer is also a member of the National Association of Securities Dealers and is subject to its rules and oversight. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment companies and their service providers could have a significant impact on us. We have responded and are currently responding to various regulatory examinations and requests and generally implementing changes and reviewing our compliance procedures and business operations. These activities resulted in increased general and administrative costs during the third quarter of 2003 and may continue to result in higher general and administrative costs, in amounts which may be material and which could affect our future operations and financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk - Our exposure to changes in interest rates primarily relates to our investment portfolio and long-term debt obligations. Our excess cash is principally invested in short-term, highly liquid financial instruments, mainly money market funds, with initial maturities of three month period or less. Our investment portfolio also includes some long-term fixed income mutual funds, principally invested in federal government agency securities. We place our investments in financial instruments that meet high credit quality standards. A portion of our long-term debt is based upon a variable rate which renews every three month period. While changes in interest rates could decrease interest income or increase interest expense, we do not believe that we have a material exposure to changes in interest rates. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk management transactions.

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

Foreign Currency Risk – We transact business in the local currencies of various foreign countries, principally Canada, Europe and Asia. The total of all of our foreign operations only accounts for approximately 8 percent of total consolidated revenues. Also, most of our foreign operations match local currency revenues with local currency costs. Due to these reasons, we do not hedge against foreign operations nor do we expect any material loss with respect to foreign currency risk.

Price Risk - We are exposed to price risk associated with changes in the fair value of our investment portfolio. To provide some protection against potential fair value changes for some of these investments, we have entered into various derivative financial instruments. We currently hold derivative financial instruments with a notional amount of $25.3 million with various terms, generally less than one year. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge is ineffective, any excess gains or losses attributable to such ineffectiveness are recognized in current period earnings. During the nine month period ended September 30, 2003, we did not enter into or hold any derivative financial instruments for trading purposes.

During the nine month period ended September 30, 2003, we recorded a $0.6 million impairment charge related to other-than-temporary declines in the fair value of certain securities held within our investment portfolio. Also, the amount of hedge ineffectiveness that was charged to current period earnings was a loss of $2.6 million. The aggregate effect of a hypothetical 10 percent change in the fair value of these derivative financial instruments would not be material to our results of operations, financial position, or liquidity.

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

10.1 $200,000 364 Day Credit Agreement, dated September 15, 2003, among SEI Investments Company, the lenders thereto, Bank One, N.A., The Bank of Nova Scotia, Union Bank of California, N.A., PNC Bank, National Association and Wachovia Bank, National Association. (Page 32)

10.2 First Amendment to Loan Agreement, dated September 15, 2003, between SEI Investments Company and U.S. Bank National Asociation. (Page 98)

31.1 Certification of Alfred P. West, Jr, Chairman and Chief Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Page 106)

31.2 Certification of Dennis J. McGonigle, Chief Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Page 107)

32.1 Certification of Alfred P. West, Jr., Chairman and Chief Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Page 108)

32.2 Certification of Dennis J. McGonigle, Chief Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Page 109)

(b)	Reports on Form 8-K

On July 3, 2003, our Capital Accumulation Plan filed an amended report on Form 8-K reporting under Item 4 a change in Registrant’s certifying accountant.

On July 21, 2003, we furnished a report on Form 8-K for our Second Quarter 2003 earnings announcement.

On October 20, 2003, we furnished a report on Form 8-K for our Third Quarter 2003 earnings announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date November 13, 2003	By	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer