Form 10-K
period 2003-12-31
SEI CORP
filed 2004-03-15
CIK 350894

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-10200

SEI INVESTMENTS COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1707341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1 Freedom Valley Drive, Oaks, Pennsylvania	19456-1100
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 610-676-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $2.4 billion based on the closing price of $31.99 as reported by NASDAQ on June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the common stock of the registrant.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 27, 2004:

Common Stock, $.01 par value	104,951,821

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated by reference herein:

1.	The definitive proxy statement relating to the registrant’s 2004 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

PART I

Forward Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain known and unknown risks, uncertainties and other factors, many of which are beyond our control, and are not limited to those discussed under the caption “Risk Factors.” All statements that do not relate to historical or current facts are forward-looking statements. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated products and markets, future revenues, capital expenditures, expansion plans, future financing and liquidity, personnel, and other statements regarding matters that are not historical facts or statements of current condition.

Any or all forward-looking statements contained within this Annual Report on Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, we cannot guarantee any forward-looking statements. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission, or SEC.

Item 1. Business.

Overview

SEI Investments Company, together with its wholly-owned subsidiaries, is a leading global provider of outsourcing business solutions for investment processing, mutual fund processing, and investment management for the financial services industry. As of December 31, 2003, through our subsidiaries and partnerships in which we have a significant interest, we managed almost $90 billion in assets and administered almost $254 billion in mutual fund and pooled assets and operated 22 offices in 11 countries.

We were incorporated in the Commonwealth of Pennsylvania in 1968. Our corporate headquarters is located at One Freedom Valley Drive, Oaks, Pennsylvania, 19456. We initially offered our shares to the public in 1981 and our common stock is listed on The NASDAQ National Market under the symbol “SEIC.”

Today, financial organizations face greater and more complicated challenges than in the past. They must improve efficiency and profitability during periods of economic expansion and contraction. Our mission is to deliver comprehensive business solutions to our clients by focusing on innovative, complete business solutions strongly enabled by technology. These business solutions employ an operational model that is both scalable and leverageable across all business lines. We are organized around the markets we serve and can leverage cross-market learning. This enables us to deliver solutions that can satisfy the needs of our clients regardless of the financial sector in which they operate. It is our belief that this client-centric structure differentiates us from our competitors.

Products and Services

Investment Processing

Our investment processing solution is supported by our proprietary software system, TRUST 3000®. We use this system for many of our business solutions to track investment activities in multiple types of investment accounts, including personal trust, corporate trust, institutional trust, and non-trust investment accounts. TRUST 3000® is a complete trust accounting and investment system that provides straight-through processing for investment transactions. TRUST 3000® offers investment management functionality through integrated products and sub-systems that support investment accounting, client administration, portfolio analysis, reporting, and trade-order processing for both domestic and global securities. This core accounting application combines comprehensive trust and securities accounting with integrated and automated front, middle, and back-office solutions. Clients can manage their front-office operations through the use of our systems to maintain and service their clients. The middle-office performs the administrative activities of the front-office and provides the connection between the front-office and the investment operations area, which is the back-office. Clients can outsource their entire middle and back-office operations to us. All of our software components are either fully integrated or in the process of being fully integrated with TRUST 3000® to provide a single platform solution with straight-through business processing from the front-office directly to the back-office.

Investment Management Programs

Our investment management products consist of mutual funds and separate account programs offering a range of investment solutions to help clients satisfy their investment management requirements. These include a series of money market, equity, fixed-income and alternative investment portfolios, primarily in the form of registered investment companies. We serve as the administrator and transfer agent for the mutual funds and also act as the investment advisor for many of these products. The investment advisory and administration contracts are subject to annual renewal by the Board of Trustees of the Funds. These contracts provide for the payment of fees to us based on a percentage of the average daily net assets of each fund.

We utilize a disciplined investment process that focuses on investors’ objectives. This investment process is based on five principles: asset allocation, portfolio structure, tax management, multiple specialist managers, and continuous portfolio management. The investment management programs allow access to some of the best style-specific money managers who are normally not available to individual investors. This innovative approach, called Manager-of-Managers, ensures adherence to our disciplined investment principles in that each manager’s performance is tracked and scrutinized. The potential benefit of this method is improved performance with reduced volatility, because it eliminates the task of attempting to predict which style of investing will be in favor at any particular time. We maintain the asset class exposure within the specifically defined boundaries of our client’s asset allocation plan by incorporating a formal rebalancing program in the asset management process.

As of December 31, 2003, we managed $74.9 billion in total assets, including $13.3 billion invested in our liquidity funds and $61.6 billion invested in our fixed-income and equity funds or through separately managed account programs.

Fund Processing

We are a full service provider of administration and distribution support services to mutual funds, hedge funds, fund of funds, private equity funds and other types of investment funds. Typically, the client is the fund sponsor and investment advisor, and the funds are sold primarily to customers of the client. Administration services include, among other things, some or all of the following: fund accounting, trustee and custodial support, legal support, transfer agency and shareholder servicing. Fund accounting services consist of investment tracking, fund valuation, investment and tax reporting, regulatory compliance and daily support. Distribution support services range from providing high level market and industry insight and analysis to identifying distribution opportunities and establishing a sound marketing strategy to launch new products. These services also include expanding the distribution of existing products. This can include assistance with developing and executing business and marketing plans for our clients’ funds.

As of December 31, 2003, we administered $163.2 billion in non-SEI mutual funds and other pooled assets.

Business Segments

Products and services are offered as complete outsourced business solutions to the financial services industry. We are organized around our target markets. Financial information about each segment is contained in Note 12 to the Consolidated Financial Statements. Our business segments are:

Private Banking and Trust - provides investment processing, fund processing, and investment management solutions to banks and other trust institutions located in the United States;

Investment Advisors - provides investment management and investment processing solutions to affluent investors through a network of independent registered investment advisors, financial planners, and other investment professionals in the United States;

Enterprises - provides retirement and treasury solutions to corporations, unions, municipalities, and hospitals, and an endowment solution for the not-for-profit market in the United States;

Money Managers - provides mutual and pooled fund processing and investment processing solutions to investment managers and mutual fund companies in the United States and to investment managers worldwide of alternative asset classes (e.g., hedge funds, fund of funds, and private equity funds);

Investments in New Businesses - provides investment management and fund processing solutions to investment advisors, corporations, and money managers located outside the United States. This segment also includes other new initiatives in United States markets.

The percentage of consolidated revenues earned by each segment for the last three years was:

	2003	2002	2001
Private Banking and Trust	49%	53%	55%
Investment Advisors	25%	24%	23%
Enterprises	10%	9%	10%
Money Managers	8%	7%	6%
Investments in New Businesses	8%	7%	6%

	100%	100%	100%

Private Banking and Trust

The Private Banking and Trust segment offers our investment processing, fund processing and investment management solutions to banks and trust institutions of all sizes. The investment processing solution allows banks and trust companies to outsource trust and investment related functions. This permits the client to focus on other critical processes. We offer two outsourcing models: an application services provider, or ASP model, and a business services provider, or BSP model.

The ASP model utilizes the full functionality of our TRUST 3000® system to handle the investment processing needs for our clients who prefer to manage their middle and back-office services internally. Clients directly access TRUST 3000® utilizing workstations connected to our data center. The ASP model provides a dedicated relationship team that supports our client’s business, centralized data center management, application development, and operational outsourcing. We also assist our clients with reevaluating their systems and process needs as their businesses change. This ensures that scalable solutions keep pace with changing business requirements.

The BSP model was designed for institutional clients who prefer to outsource their entire trust department operations and processes by combining our technological strength and investment expertise to assume the entire back-office trust function. The BSP model includes comprehensive services in the areas of: securities, mutual fund and cash processing; account access and reporting; audit, compliance and regulatory services; custody and safekeeping of assets; income collections; securities settlement; and other related trust activities.

The ASP and BSP models require the conversion of the client’s data onto TRUST 3000®. For a large bank conversion, a dedicated team focuses on the client and assists in business reengineering efforts. The time period for conversions can range from a few months for small institutions to 15 months for large institutions.

Client contracts for the ASP and BSP models have terms that are from three to seven years in length. Revenues for our investment processing solution are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services. Revenues are also earned as transaction-based fees for providing securities valuation and trade-execution services. Our principal competitors in the investment processing business for this segment include SunGard Data Systems Inc., Metavante Corporation, a division of Marshal and Isley, and other financial institutions that operate their own trust accounting systems.

We also offer banks and trust institutions a fund processing solution. Contracts with bank mutual fund complexes for fund processing services have terms that are from two to five years. Fees are primarily earned as a percentage of average assets under administration of the bank mutual fund complexes. A corresponding direct expense is also recorded for marketing services that is calculated as a percentage of average assets under administration. Our principal competitors include The BISYS Group, Inc., Federated Investors, Inc., PFPC Worldwide Inc. (a member of the PNC Financial Services Group, Inc.), State Street Bank and Trust Company, and other investment company administrators.

Some of our clients that utilize the BSP model participate in our investment management programs. Banks can offer their clients the ability to invest in our mutual funds or our separate account programs.

At December 31, 2003, we had significant relationships with approximately 175 banks and trust institutions, including trust departments of eight of the top ten largest United States banks. We also had single product relationships with an additional 200 banks and trust institutions.

Investment Advisors

The Investment Advisors segment offers business-building solutions to registered investment advisors, many of whom are affiliated with or are registered as an independent broker-dealer, financial planners, and life insurance agents located throughout the United States. The financial advisors are able to outsource many aspects of their investment process, back-office operations, marketing, and customer service to us. The business-building solution allows our clients to focus their resources on creating financial plans, implementing investment strategies, and educating and servicing their customers. These financial advisors are able to customize portfolios to include separate account managers as well as mutual funds. The investment programs we offer through these financial advisors are targeted to attract the assets of high-net-worth individual investors (defined as individuals with over $500,000 of investable assets) and small to medium-sized institutional plans.

Fees are earned as a percentage of average assets under management. At December 31, 2003, there were approximately 1,100 financial advisors who had at least $5.0 million each in customer assets invested in our mutual funds and separately managed accounts. The principal competition for our asset management products is from other investment advisors and mutual fund companies. In the advisor distributor channel, the principal competitors include Frank Russell Company, a subsidiary of Northwestern Mutual, Lockwood Advisors, Inc., a subsidiary of Bank of New York, and other broker-dealers.

Enterprises

The Enterprises segment offers a retirement outsourcing solution to corporations, unions, municipalities, hospitals, and other institutional investors located in the United States. A complete investment and administrative outsourcing solution is also offered to endowments and foundations. Clients can outsource their entire investment management needs and the administration for defined benefit and defined contribution plans as well as the administration of endowment and foundation asset pools. The outsourcing program integrates a strategic platform with the Manager-of-Managers investment process and complete plan administration services, including trustee, custodial, benefit payment services, record-keeping services, and donor administration. The strategic platform includes consulting services such as actuarial services, asset liability modeling, and the customization of an asset allocation plan that is designed to meet long-term objectives. The benefits of this approach include: (i) an investment plan designed to meet the clients long-term needs; (ii) an investment process that removes the responsibility of manager selection, reduces business risk, provides ongoing due diligence, and increases operational efficiency; and (iii) administrative services that remove the back-office responsibilities.

Fees are primarily earned as a percentage of average assets under management. At December 31, 2003, our primary client base consisted of approximately 350 clients. The principal competitor for this segment is Frank Russell Company, a subsidiary of Northwestern Mutual.

Money Managers

The Money Managers segment offers fund and investment processing solutions to traditional investment managers located in the United States and to investment managers worldwide of alternative asset classes (e.g., hedge funds, fund of funds, and private equity funds). Contracts for our fund and investment processing solutions generally have terms ranging from one to five years.

Fees are primarily earned as a percentage of average assets under management and administration. At December 31, 2003, we provided our fund processing solutions to approximately 130 investment management companies and alternative investment managers. Our principal competitors for this segment include The BISYS Group, Inc., Citco, PFPC Worldwide Inc., a member of the PNC Financial Services Group, Inc., State Street Bank and Trust Company, and Bank of Bermuda.

Investments in New Businesses

The Investments in New Businesses segment offers several other business ventures intended to expand our investment management programs and services to private banks, high-net-worth investors, pension plans, governmental organizations, and private corporations in certain foreign countries. This segment also includes other new initiatives in United States markets.

Using the same asset management disciplines that have benefited United States clients, investment management solutions are tailored to the needs of institutional and affluent individual investors in offshore markets. Our approach is to offer a coherent global business solution consistent with our United States strategy of providing portfolio solution offerings rather than individual products. These portfolio solution offerings are focused on allocation of assets among the portfolio’s specialist money managers, and direction and evaluation of the investment services provided by these selected managers. Additionally, our services include the delivery of local investment management as part of a portfolio solution, and local distribution and marketing.

We are also expanding our investment solutions to include affluent families located in the United States. The family wealth management solution offers flexible family-office type services through a highly personalized solution while utilizing the Manager-of-Managers investment process. We have made, and will continue to make, significant investments in technology, marketing and infrastructure to develop and support our new business initiatives.

At December 31, 2003, there were approximately 150 clients for the global business and approximately 110 for the family wealth solution. Principal competitors for the global businesses are Frank Russell Company and Northern Trust. The principal competitors for the family wealth solution are private banking departments within national banks.

Other

We maintain an interest in the general partnership LSV Asset Management, or LSV. LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is a value-oriented, contrarian money manager that offers a deep-value investment alternative utilizing a proprietary equity investment model to identify securities that are generally considered to be out of favor by the market. LSV is currently the specialist advisor to a number of our equity mutual funds. In addition, LSV is a portfolio manager to a portion of our global investment products. At December 31, 2003, LSV managed about $18.2 billion in total assets, of which $2.5 billion were assets of SEI clients invested in our mutual funds. We account for LSV using the equity method of accounting due to our less than 50 percent ownership interest. At December 31, 2003, our interest in LSV was approximately 46 percent of the partnership’s total interests. Our portion of LSV’s net operating income was $22.5 million in 2003, $12.7 million in 2002, and $10.3 million in 2001.

Research and Development

We devote significant resources to research and development. We spent, including amounts capitalized, approximately $56.6 million in 2003, $53.6 million in 2002, and $61.5 million in 2001 to design, develop, and modify existing or new products and services. Research and development expenditures as a percentage of sales totaled 8.9 percent in 2003, 8.6 percent in 2002, and 9.3 percent in 2001.

System requirements to satisfy the needs of the financial services industry are complex, substantial and continually evolving because of a number of factors, including, increased trading volume, introduction of new investment alternatives, changes in technology, changes in laws and regulations, and increased competition. We believe service to existing and potential clients is enhanced by substantial investments to improve existing software products and development of new products and services for the financial services industry. We will continue to emphasize the importance of research and development to enhance our competitive position in the industry. We use a combination of SEI professionals and partner firms to staff the design, development, and enhancement of our software products.

Marketing and Sales

Our business solutions are directly marketed to potential clients in our target markets. We employ approximately 90 sales representatives and they operate from offices located throughout the United States, Canada, Western Europe, South Africa and other locations.

Customers

In 2003, no single customer accounted for more than ten percent of revenues in any industry segment.

Personnel

At February 27, 2004, we had 1,858 full-time and 57 part-time employees. None of our employees are unionized. Management considers employee relations to be generally good.

Regulatory Considerations

Our principal wholly-owned subsidiaries are SEI Investments Distribution Company, or SIDCO, SEI Investments Management Corporation, or SIMC, and SEI Private Trust Company, or SPTC. SIDCO is a broker-dealer registered with the SEC under the Securities and Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940. SPTC is a federal savings and loan organization chartered and regulated by the United States Office of Thrift Supervision. In addition, various SEI subsidiaries are subject to the jurisdiction of regulatory authorities in the United Kingdom and the Republic of Ireland.

SIDCO and SIMC are subject to various federal and state laws and regulations that grant supervisory agencies, including the SEC, broad administrative powers. In the event of a failure to comply with these laws and regulations, the possible sanctions that may be imposed include the suspension of individual employees, limitations on the permissibility of SIDCO, SIMC, SEI, and our other subsidiaries to engage in business for specified periods of time, the revocation of applicable registration as a broker-dealer or investment advisor, as the case may be, censures, and fines. SPTC is subject to laws and regulations imposed by federal and state banking authorities. In the event of a failure to comply with these laws and regulations, restrictions, including revocation of applicable banking charter, may be placed on the business of SPTC. Additionally, the securities and banking laws applicable to us and our subsidiaries provide for certain private rights of action that could give rise to civil litigation. Any litigation could have significant financial and non-financial consequences including monetary judgments and the requirement to take action or limit activities that could ultimately affect our business.

We offer investment and banking products that also are subject to regulation by the federal and state securities and banking authorities, as well as non-United States regulatory authorities, where applicable. Existing or future regulations that affect these products could lead to a reduction in sales of these products. Directed brokerage payment arrangements offered by us are also subject to SEC and other federal regulatory authorities. Changes in the regulation of directed brokerage or soft dollar payment arrangements could affect sales of some services, primarily our brokerage services.

Bank clients are subject to supervision by federal and state banking authorities concerning the manner in which such clients purchase and receive our products and services. Plan sponsor clients are subject to supervision by the Department of Labor and compliance with employee benefit regulations. Investment advisor and broker-dealer clients are regulated by the SEC and state securities authorities. Existing or future regulations applicable to our clients may affect our clients’ purchase of our products and services.

During a routine examination of our broker-dealer subsidiary, SIDCO, conducted by the staff of the SEC’s Philadelphia Regional Office, the staff identified violations in early 2003 and prior periods of certain provisions of the Securities Exchange Act of 1934, including violations of the Act’s net capital, customer protection, reporting and books and records provisions. These violations resulted, in part, from amounts attributable to a SIDCO affiliate being commingled in a SIDCO account established pursuant to the customer protection provisions of Rule 15c3-3(k)(2)(i). SIDCO has submitted an offer of settlement to the SEC. Pursuant to the offer of settlement, SIDCO would be censured and ordered to cease and desist from committing or causing violations of Section 15(c)(3) and 17(a) of the Act and Rules 15c3-1, 15c3-3, 17a-3, 17a-5 and 17a-11, thereunder. SIDCO would pay a civil monetary penalty of $375,000, which was recorded in 2003, and has agreed to various undertakings, including, among other items, employing an independent consultant to review and make findings concerning SIDCO’s internal controls, policies, practices and procedures. SEI Investments Company has also submitted an offer of settlement to the SEC covering the same activity. Pursuant to the offer of settlement, SEI will be ordered to cease and desist from causing SIDCO’s violations of the above noted provisions of the Securities Exchange Act of 1934 and rules thereunder. No additional penalties are imposed on SEI in its offer of settlement. No customer of SEI or SIDCO experienced any monetary losses as a result of these violations.

We believe that we have corrected the issues noted by the SEC and we are committed to increasing our compliance activities to prevent any recurrences.

In addition, see the discussion of governmental regulations under the caption “Factors That May Affect Our Results” below for a description of the risks that proposed regulatory changes may present for our business.

Factors That May Affect Our Results

We believe that the risks and uncertainties described below are those that impose the greatest threat to the sustainability of our business. However, there are other risks and uncertainties that exist that may be unknown to us or, in the present opinion of our management, do not currently pose a material risk of harm to us. The risk and uncertainties facing our business, including those described below, could materially adversely affect our business, results of operations, financial condition or liquidity.

Our revenues and earnings are affected by changes in the capital markets. A significant portion of our revenues are asset-based fees, which are derived from the assets we manage and administer. Economic uncertainty and volatile capital markets may influence an investor’s decision to invest in and maintain an investment in a mutual fund or other investment product. As a result, the value of the assets we manage and administer could fluctuate and cause a reduction in our revenues and earnings.

Changes in interest rates may affect fees from our money market funds. Interest rates during the past several years have remained relatively low. The effect of changing interest rates may prompt investors to redeem their shares in our money market funds for other securities offering higher yields. These redemptions would cause a decline in the amount of money market assets we manage, thereby negatively affecting our revenues.

Poor fund performance may affect our revenues and earnings. We operate in a highly competitive business environment and our success is partially dependent upon the performance of our funds. Our ability to maintain our existing clients and attract new clients may be negatively affected if the performance of our mutual funds and other investment products, relative to market conditions and other comparable competitive investment products, is lower. Investors may decide to place their investable funds elsewhere which would reduce the amount of assets we manage resulting in a decrease in our revenues.

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

Our business is subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with the SEC as an investment advisor, a broker-dealer, a transfer agent, an investment company, or with the United States Office of Thrift Supervision or state banking authorities as a trust company. Our broker-dealer is also a member of the National Association of Securities Dealers and is subject to its rules and oversight. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment companies and their service providers could have a significant impact on our business. We have responded and are currently responding to various regulatory requests and are generally implementing changes and reviewing our compliance procedures and business operations.

We are exposed to systems and technology risks. Our business operations rely heavily on the use of our proprietary systems and technology. Through our proprietary systems, we maintain and process data for our clients that is critical to their business operations. An unanticipated interruption of service or the infiltration by an unauthorized user may have significant ramifications, such as lost data, damaged software codes, or inaccurate processing of transactions. As a result, the costs necessary to rectify these problems may be substantial.

We are dependent upon third party approvals. Many of the investment advisors through which we distribute our investment offerings are affiliated with independent broker-dealers or other networks, which have regulatory responsibility for the advisor’s practice. As part of the regulatory oversight, these broker-dealers or networks must approve the use of our investment products by affiliated advisors within their networks. Failure to receive such approval, or the withdrawal of such approval, could adversely affect the marketing of our investment products.

We are exposed to operational risks. Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in our internal control processes. We operate different businesses in diverse markets and are reliant on the ability of our employees and systems to process large volumes of transactions often within short time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, we could suffer financial loss, regulatory sanctions or damage to our reputation. In order to mitigate and control operational risk, we continue to enhance policies and procedures that are designed to identify and manage operational risk.

We rely on our executive officers and senior management. Our future success depends on retaining seasoned highly skilled management personnel. Most of our executive officers and senior management personnel do not have employment agreements with us. The loss of these individuals may have a material adverse affect on our future operations.

Available Information

We maintain a website at www.seic.com and make available free of charge through the Investor Information section of this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We include our website in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website. The material on our website is not part of this Annual Report on Form 10-K.

Item 2. Properties.

Our corporate headquarters is located in Oaks, Pennsylvania and consists of seven buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompass approximately 400,000 square feet of office space. In early 2004, we completed a 34,000 square foot data center facility at our corporate headquarters. We lease approximately 67,500 square feet of office space in Wayne, Pennsylvania for our mutual funds operations. This lease expires in June 2004 and that operation will be moved to the existing corporate headquarters. All other offices we lease aggregate 64,000 square feet. Additionally, we own a 3,400 square foot condominium that is used for business purposes in New York, New York.

Item 3. Legal Proceedings.

There are no legal proceedings to which we are a party or to which any of our properties is subject that we believe will have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

Information about our executive officers is contained in Item 10 of this report and is incorporated by reference into this Part I.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock:

Our common stock is traded on The NASDAQ National Market under the symbol “SEIC.” The following table shows the high and low sales prices for our common stock as reported by The NASDAQ National Market for the periods indicated below.

2003	High	Low
First Quarter	$30.03	$22.35
Second Quarter	34.14	25.49
Third Quarter	36.64	30.98
Fourth Quarter	36.19	27.20

2002	High	Low
First Quarter	$45.98	$36.40
Second Quarter	42.83	27.25
Third Quarter	31.09	22.12
Fourth Quarter	32.70	18.82

As of February 27, 2004, we estimate that we had approximately 700 shareholders of record. Our board of directors declared a $.07 dividend in May 2003 and a $.09 dividend in December 2003, and a $.06 dividend in each of May and December 2002 (See Note 8 to the Consolidated Financial Statements).

Item 6. Selected Financial Data.

(In thousands, except per-share data)

The following table represents selected consolidated financial information for the five-year period ended December 31, 2003. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

For the Year Ended December 31,	2003	2002	2001	2000	1999
Revenues	$636,233	$629,593	$658,013	$598,806	$456,192
Expenses:
Operating and development	283,624	270,869	298,728	279,024	215,216
Sales and marketing	120,813	126,721	152,642	154,984	126,184
General and administrative	25,615	22,184	23,457	16,839	12,298

Income from operations	206,181	209,819	183,186	147,959	102,494
Equity in the earnings of unconsolidated affiliate	22,461	12,652	10,342	7,533	6,765
Net loss on investments	(6,927)	(2,360)	—	—	—
Interest income	4,363	5,200	6,945	6,419	2,285
Interest expense	(2,303)	(2,263)	(2,149)	(2,293)	(2,375)
Other income	509	—	—	—	—

Income from continuing operations before income taxes	224,284	223,048	198,324	159,618	109,169
Income taxes	81,303	82,528	73,380	60,655	42,030

Income from continuing operations	142,981	140,520	124,944	98,963	67,139
Income from disposal of discontinued operations	—	—	—	—	1,292

Net income	$142,981	$140,520	$124,944	$98,963	$68,431
Basic earnings per common share from continuing operations (a)	$1.36	$1.30	$1.15	$.93	$.63
Basic earnings per common share from discontinued operations (a)	—	—	—	—	.01

Basic earnings per common share (a)	$1.36	$1.30	$1.15	$.93	$.64
Shares used to calculate basic earnings per common share (a)	105,173	108,330	108,596	106,490	106,632
Diluted earnings per common share from continuing operations (a)	$1.32	$1.25	$1.09	$.87	$.59
Diluted earnings per common share from discontinued operations (a)	—	—	—	—	.01

Diluted earnings per common share (a)	$1.32	$1.25	$1.09	$.87	$.60
Shares used to calculate diluted earnings per common share (a)	108,137	112,803	114,810	113,820	113,826
Cash dividends declared per common share (a)	$.16	$.12	$.10	$.08	$.07
Financial Position as of December 31,
Cash and cash equivalents	$199,953	$165,724	$163,685	$147,676	$73,206
Total assets	$592,629	$464,147	$460,916	$375,582	$253,779
Long-term debt (including short-term portion)	$38,332	$43,056	$50,611	$29,000	$31,000
Shareholders’ equity	$363,773	$290,007	$270,593	$197,421	$79,002

(a)	All share and per-share information has been adjusted to reflect the three-for-one stock split paid in June 2000 and the two-for-one stock split paid in February 2001. See Note 8 to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(In thousands, except per-share data)

This discussion reviews and analyzes the consolidated financial condition at December 31, 2003 and 2002, the consolidated results of operations for the past three years, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this report.

Results of Operations

Consolidated Overview

Our operations are organized into five business segments that offer different business solutions tailored to meet the needs of particular markets. Reportable segments are: Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. The accounting policies of our business segments are the same as those used in the preparation of the consolidated financial statements. Management evaluates financial performance of our operating segments based on Income from operations.

Revenues and Income from operations by segment for 2003, 2002, and 2001 were as follows:

	Year ended December 31,
(In thousands)	2003	2002	2001
Private Banking and Trust:
Revenues	$311,534	$333,053	$360,069
Income from operations	125,746	138,004	144,225
Investment Advisors:
Revenues	156,089	149,181	154,988
Income from operations	85,681	78,009	61,060
Enterprises:
Revenues	62,051	55,875	64,522
Income from operations	29,366	21,836	20,003
Money Managers:
Revenues	55,274	46,446	36,576
Income from operations	9,105	8,864	4,944
Investments in New Businesses:
Revenues	51,285	45,038	41,858
Loss from operations	(18,102)	(14,710)	(23,589)
General and Administrative:
Loss from operations	(25,615)	(22,184)	(23,457)
Consolidated Segment Totals:
Revenues	$636,233	$629,593	$658,013
Income from operations	$206,181	$209,819	$183,186
Other income, net	18,103	13,229	15,138

Income before income taxes	224,284	223,048	198,324
Income taxes	81,303	82,528	73,380

Net income	$142,981	$140,520	$124,944

Diluted earnings per common share	$1.32	$1.25	$1.09

Consolidated revenues increased $6.6 million, or one percent, to $636.2 million in 2003 compared to 2002, but declined $28.4 million, or four percent, to $629.6 million in 2002 compared to 2001. The increase in our revenues in 2003 was primarily driven by the generation of new client sales in the Money Managers, Enterprises and Investments in New Businesses segments. Asset-based fees across all of the segments in 2003, except Private Banking and Trust, increased due to improved capital market conditions during the latter half of 2003, whereas, asset based fees during 2002 were negatively affected by poor capital markets in all of our segments. Revenues in the Investment Advisors and Enterprises segments during 2003 were impacted by the recognition of approximately $6.4 million in non-recurring brokerage fees. The non-recurring brokerage fees were for transition management services provided to our mutual funds during a portfolio restructuring resulting from a change in the funds’ sub-advisors. Revenue decreased in the Private Banking and Trust segment in both comparable periods, mainly due to the loss of several large bank clients in our fund processing business which significantly reduced total administration fees. Also, revenues in this segment were affected by a decrease in non-recurring project fees for our ASP solution and transaction-based fees from our brokerage services.

Consolidated income from operations declined $3.6 million in 2003, or two percent, after increasing $26.6 million, or 15 percent, in 2002 compared to 2001. Operating margin declined to 32 percent in 2003 after improving to 33 percent in 2002. The decline in operating income and operating margin in 2003 was primarily attributable to increased investment spending for the development of new products and services. A portion of this increased spending was capitalized. In 2002, we continued to make significant investments for the development of new products and services, but sharpened our investment priorities to better focus our efforts. Income from operations and operating margin in both comparable periods was supported by cost containment efforts and reduced discretionary spending that focused on marketing, consulting, and annual incentive compensation payments. A portion of our personnel costs are sales commissions and non-sales bonus payments that are tied to performance goals at the corporate and segment levels. The actual amount of bonuses to be paid for the year is a function of actual performance relative to established targets.

Other income includes our percentage of net earnings from our unconsolidated affiliate, realized gains and losses from available-for-sale securities, and interest income and expense. Other income increased $4.9 million, or 37 percent, in 2003 but decreased $1.9 million, or 13 percent, in 2002 compared to 2001. Earnings from the unconsolidated affiliate increased $9.8 million during 2003 due to growth in assets under management from new business and improved capital markets. Other income was negatively affected by net realized losses from available-for-sale securities of $6.9 million in 2003 and $2.4 million in 2002.

Diluted earnings per share in 2003 grew at a greater rate of growth as compared to net income because of a decrease in the number of shares used to calculate diluted earnings per share, a direct result of our stock repurchase program.

The general business climate that existed during the past few years included volatile capital markets, economic uncertainty and delayed strategic decisions by our clients and by the customers of our clients. This resulted in reduced asset-based fees due to fewer assets under management and administration, redemption of existing assets, and a reduction in the inflow of new assets. If the economy continues to recover, we are optimistic about our ability to generate new business and cross-sell our services to existing clients as they seek new alternatives to generate revenue growth while controlling costs. However, continued adverse volatility in the capital markets could negatively affect our future revenues and earnings.

As has been the case in prior years, consolidations among our bank clients continue to be a strategic challenge for our Private Banking and Trust segment. The impact of bank consolidations, including recent merger announcements, could positively or negatively alter our client base and significantly affect our revenues and earnings.

We expect continued investment in initiatives related to the development of new solutions that can be leveraged across our business segments, and continued expansion of our global businesses. We remain optimistic about the long-term prospects for all of our initiatives.

Asset Balances

(In millions)

	As of December 31,
	2003	2002	2001
Assets invested in equity and fixed-income programs	$61,630	$49,127	$49,888
Assets of unconsolidated affiliate invested in equity and fixed-income programs	15,666	7,874	6,098
Assets invested in liquidity funds	13,302	20,972	21,562

Assets under management	90,598	77,973	77,548
Client proprietary assets under administration	163,243	163,069	180,430

Assets under management and administration	$253,841	$241,042	$257,978

Asset figures shown above represent assets of our clients or their customers for which we provide management and/or administrative services and are excluded from the accompanying balance sheets, since we do not own these assets. Assets of unconsolidated affiliate represent assets of their clients or their customers for which they provide management services. Assets under management consist of total assets of our clients or their customers invested in our equity and fixed-income investment programs, and liquidity funds for which we provide asset management services. Assets under management and administration consist of total assets of our clients or their customers for which we provide administrative services, including client proprietary fund balances for which we provide administration and/or distribution services.

Private Banking and Trust

	Year ended December 31,
	2003	2002	2001
Revenues:
Investment processing fees	$229,044	$235,982	$230,985
Fund processing fees	43,464	55,852	85,361
Investment management fees	39,026	41,219	43,723

Total revenues	311,534	333,053	360,069

Expenses:
Operating and development	148,102	153,185	167,904
Sales and marketing	37,686	41,864	47,940

Operating income	$125,746	$138,004	$144,225

Operating margin	40%	41%	40%

Percent of Revenue:
Operating and development	48%	46%	47%
Sales and marketing	12%	13%	13%

Total revenues for this segment declined $21.5 million, or six percent, in 2003, compared with 2002, and $27.0 million, or eight percent, in 2002 compared with 2001. The decrease in total revenues during 2003 and 2002 was primarily attributable to the loss of fund processing clients. Also, revenues in both comparable periods were affected by non-recurring project fees and transaction based fees.

Investment processing fees decreased $6.9 million, or three percent, during 2003 but increased $5.0 million, or two percent, in 2002. A decrease in non-recurring project fees affected revenues in both comparable periods and was the primary driver for lower investment processing fees during 2003. An increase in our recurring revenues from the ASP and BSP solutions served to partially offset some of this decrease. A decrease in transaction based fees also contributed to lower 2003 revenues.

Fund processing fees declined in both comparable periods primarily due to client losses which negatively impacted assets under administration and the associated asset-based fee revenues. Revenues decreased $12.4 million, or 22 percent, in 2003, compared with 2002 and $29.5 million, or 35 percent, in 2002, compared with 2001. The decrease in fund processing fees in 2002 was also attributed to unfavorable capital markets.

Operating income decreased $12.3 million, or nine percent, in 2003, compared with 2002, and $6.2 million, or four percent, in 2002, compared with 2001. The decrease in operating income in both comparable periods was mainly due to depressed revenues, as previously mentioned, net of the decrease in direct expenses associated with these lost revenues. Margins were mainly supported by our ability to manage discretionary spending effectively, especially in the areas of marketing, consulting and annual incentive and sales compensation payments.

Investment Advisors

	Year ended December 31,
	2003	2002	2001
Revenues	$156,089	$149,181	$154,988

Expenses:
Operating and development	41,471	37,528	45,906
Sales and marketing	28,937	33,644	48,022

Operating income	$85,681	$78,009	$61,060

Operating margin	55%	52%	39%

Percent of Revenues:
Operating and development	27%	25%	30%
Sales and marketing	18%	23%	31%

Revenues increased $6.9 million in 2003, or five percent, compared with 2002, but declined $5.8 million in 2002, or four percent, compared with 2001. Revenues in 2003 benefited from the recognition of approximately $3.2 million in non-recurring brokerage fees and an increase in asset-based fees mainly due to improved capital market conditions. The decrease in revenues in 2002 from 2001 was primarily due to a devaluation of assets under management due to poor capital market conditions. Although average assets under management increased in 2003 relative to 2002 due to market appreciation, net cash flows into our mutual funds for the year decreased due to higher than normal redemption activity. Some of the redemption activity resulted from our efforts to reposition ourselves within this business.

Operating income and margins were up in each comparable period. Operating income for 2003 increased $7.7 million, or ten percent, compared with 2002, and increased $16.9 million in 2002, or 28 percent, compared with 2001. Improvements in operating income and margins in 2003 were mainly due to the increase in revenues previously described and the continuation of certain cost containment measures. These improvements, however, were offset by higher investment spending for new products and services and the recognition of certain one-time costs. Operating income and margin improvement in 2002 came mostly from cost containment measures in the areas of incentive compensation costs and marketing expenditures.

Enterprises

	Year ended December 31,
	2003	2002	2001
Revenues	$62,051	$55,875	$64,522

Expenses:
Operating and development	14,983	17,188	21,943
Sales and marketing	17,702	16,851	22,576

Operating income	$29,366	$21,836	$20,003

Operating margin	47%	39%	31%

Percent of Revenue:
Operating and development	24%	31%	34%
Sales and marketing	29%	30%	35%

Revenues increased $6.2 million during 2003, or 11 percent, compared with 2002 after declining $8.6 million in 2002, or 13 percent, compared with 2001. Growth in revenues in 2003 was primarily driven by the generation of new client sales, $3.2 million in non-recurring brokerage fees, and an increase in assets under management from improved capital markets. The decline in revenues in 2002 was mainly due to the impact of negative capital markets and the loss of two retirement solutions clients in late 2001.

Operating income and margins increased in both comparable periods. Operating income in 2003 grew because of the growth in revenues discussed previously coupled with the continuation of our efforts to control discretionary expenses. The rise in operating income and margin in 2002 relative to 2001 was chiefly attributable to lower expenses in the areas of marketing and incentive compensation. We also benefited from a decrease in technology development costs in 2002 with the completion of our Treasury trading platform in 2001.

Money Managers

	Year ended December 31,
	2003	2002	2001
Revenues	$55,274	$46,446	$36,576

Expenses:
Operating and development	32,852	24,021	18,088
Sales and marketing	13,317	13,561	13,544

Operating income	$9,105	$8,864	$4,944

Operating margin	16%	19%	14%

Percent of Revenue:
Operating and development	60%	52%	49%
Sales and marketing	24%	29%	37%

Revenues increased $8.8 million in 2003, or 19 percent, compared with 2002 and $9.9 million in 2002, or 27 percent, compared with 2001. Revenue growth for the past two years was primarily from sales of new business. The alternative investment market provided the majority of our new business activity in 2003 and 2002. In this particular market, we added 25 new clients in 2003, and 28 clients in 2002. Better capital markets in 2003 helped boost revenues whereas poor capital markets during 2002 constricted revenue growth.

Operating income increased to $9.1 million in 2003 from $8.9 million in 2002. Operating margin declined three percentage points in 2003 relative to 2002 due to spending associated with new product offerings and enhancing our infrastructure. A substantial portion of this spending was for increased personnel and other operating costs intended to differentiate our existing product offerings and introduce an outsourcing solution for separately managed accounts. The increase in operating margin of five percentage points in 2002 relative to 2001 was supported by measures to control discretionary costs.

Investments in New Businesses

	Year ended December 31,
	2003	2002	2001
Revenues	$51,285	$45,038	$41,858

Expenses:
Operating and development	46,216	38,947	44,887
Sales and marketing	23,171	20,801	20,560

Operating loss	$(18,102)	$(14,710)	$(23,589)

Operating margin	(35)%	(33)%	(56)%

Percent of Revenue:
Operating and development	90%	87%	107%
Sales and marketing	45%	46%	49%

Revenues increased in both comparable periods, rising $6.2 million in 2003, or 14 percent, compared with 2002, and $3.2 million in 2002, or eight percent, over 2001. The year over year increases in revenues are primarily due to new business activity. Most of the revenue growth came from the global institutional business in both the U.K. and Canada, as well as, in the individual advisor and private banking distribution channels as our product offerings continue to gain market acceptance.

Losses from operations increased by $3.4 million in 2003, or 23 percent, compared with 2002. This increase in operating losses is attributable to continued investments in globalizing our business, including infrastructure expenses and increased expenditures in sales and marketing. Also, we continue to invest in new U.S. initiatives to help ultra-high-net-worth investors manage their wealth. These investments include technology, marketing, and infrastructure-related costs. We expect continued investments in both our global and family-wealth businesses in 2004. Operating losses and margin improvement in 2002 as compared with 2001 were affected by increased revenues, a reduction in our investment spending, and some cost containment measures.

General & Administrative

	Year ended December 31,
	2003	2002	2001
General and Administrative expenses	$25,615	$22,184	$23,457
Percent of Revenue	4%	4%	4%

General and administrative expense includes corporate overhead costs and other costs not directly attributable to any of our business segments. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting our businesses is a key priority. We have responded and are currently responding to various regulatory examinations and requests and are generally implementing changes and reviewing our compliance procedures. These activities resulted in additional general and administrative costs during 2003 and may continue to result in higher general and administrative costs in 2004.

Other Income

Other income consists of the following:

	Year ended December 31,
	2003	2002	2001
Equity in the earnings of unconsolidated affiliate	$22,461	$12,652	$10,342
Net loss from investments	(6,927)	(2,360)	—
Interest income	4,363	5,200	6,945
Interest expense	(2,303)	(2,263)	(2,149)
Other income	509	—	—

Total other income, net	$18,103	$13,229	$15,138

Equity in the earnings of unconsolidated affiliate includes our less than 50 percent ownership in the general partnership LSV Asset Management, or LSV (See Note 5 to the Consolidated Financial Statements). The increase in net earnings of LSV in 2003 and 2002 was mainly due to an increase in assets under management from new business activity. Earnings in 2002 were also partially boosted by increases in performance-based fees.

Net loss from investments in 2003 includes a loss of $6.0 million from a decline in the fair value of derivative financial instruments, whereas, 2002 included a gain of $2.0 million from an increase in the fair value of derivative financial instruments. These derivative financial instruments are used to minimize the price risk associated with changes in the fair value of our seed investments in new investments being offered. These derivative financial investments did not qualify for hedge accounting under current accounting rules. As a result, changes in the fair value of these derivative financial instruments were recorded in current period earnings whereas the change in the fair value of the hedged asset will be realized upon sale in future period earnings. Management’s decision to enter into derivative financial instruments that do not qualify for hedge accounting may cause volatility in quarterly earnings. Net loss from investments in 2002 also includes a charge of $3.9 million for other-than-temporary declines in market value (See Notes 3 and 4 to the Consolidated Financial Statements). Net loss from investments in 2003 also includes the write-off about $1.2 million associated with an investment in a private technology company.

Interest income is earned based upon the amount of cash invested in interest bearing accounts. Fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balances invested for the period and/or changes in interest rates. Interest income was down in 2003 and 2002 due to lower interest rates despite an increase in our average cash balances.

Our interest expense is directly attributable to our long-term debt and other borrowings. Interest expense fluctuations result from debt transactions or changes in interest rates. Interest expense during the past three years has increased mainly due to new borrowings, net of principal payments against existing debt arrangements and lower interest rates. A portion of our interest expense in 2002 and 2001 was capitalized because some of our debt was used for the construction of an additional building at our corporate headquarters.

Income Taxes

Our effective tax rate was 36.25 percent in 2003, 37.0 percent in 2002, and 37.0 percent in 2001. The rate reduction in 2003, compared to 2002, was due to an increase in the amount of research and development expenditures for which we are claiming a tax credit and a reassessment of valuation allowance for capital losses. Certain expenditures associated with research and development which qualified for a tax credit reduced our tax liability and effective tax rate.

Liquidity and Capital Resources

	Year ended December 31,
	2003	2002	2001
Net cash provided by operating activities	$178,003	$175,734	$174,379
Net cash used in investing activities	(39,947)	(20,715)	(85,587)
Net cash used in financing activities	(103,827)	(152,980)	(72,783)

Net increase in cash and cash equivalents	34,229	2,039	16,009
Cash and cash equivalents, beginning of year	165,724	163,685	147,676

Cash and cash equivalents, end of year	$199,953	$165,724	$163,685

Cash requirements and liquidity needs are expected to be funded through our cash flow from operations and our capacity for additional borrowing. We currently have a credit facility that provides for borrowings of up to $200.0 million. The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement (See Note 6 to the Consolidated Financial Statements). At December 31, 2003, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $200.0 million and the credit facility of $200.0 million.

Net cash provided by operating activities grew $2.3 million in 2003 and $1.4 million in 2002 from the prior comparable years primarily from an increase in income and favorable working capital trends through improved productivity and lower discretionary costs. However, net cash from operating activities in both comparable periods were negatively affected by the reduced tax benefit received from stock option exercises.

Net cash used in investing activities primarily includes capital expenditures and purchases and sales of available-for-sale securities. Capital expenditures for property, plant and equipment were $23.7 million in 2003, $24.8 million in 2002, and $40.3 million in 2001. Our capital expenditures were primarily for the expansion of our corporate headquarters. We completed the construction on our new data center in early 2004 and we also completed construction of an additional building and parking structure in 2002. Purchases and sales of our mutual funds and other securities were mainly for the testing and subsequent startup of new investment programs to be offered to our clients. Purchases were approximately $57.4 million in 2003, $23.8 million in 2002, and $69.6 million in 2001. Sales totaled $52.4 million in 2003, $30.7 million in 2002, and $24.6 million in 2001 (See Note 3 to the Consolidated Financial Statements). Capitalized software development costs were $10.4 million in 2003 and $3.3 million in 2002. This increase was due to a higher amount of software development costs eligible for capitalization (See Note 1 to the Consolidated Financial Statements).

Net cash used in financing activities primarily includes principal payments on our debt, the repurchase of our common stock and dividend payments. Principal payments on our long-term debt were $12.0 million in 2003, $7.6 million in 2002 and $3.4 million in 2001. In 2001, we borrowed $25.0 million as a term loan from a lending institution. Our long-term debt is subject to various covenants contained in each lending agreement. Currently, these covenants do not negatively affect our liquidity. During 2003, we replaced our $50.0 million line of credit with a $200.0 million credit facility. The credit facility was generated through a syndicate of lenders and may be used for general corporate purposes, including the repurchase of our common stock (See Notes 6 and 7 to the Consolidated Financial Statements).

Our board of directors has authorized the repurchase of our common stock of up to $753.4 million. During 2003, we repurchased approximately 3.5 million shares of our common stock at a cost of $95.5 million. As of February 27, 2004, we still had $51.4 million of authorization remaining for the purchase of our common stock under this program (See Note 8 to the Consolidated Financial Statements).

Cash dividends paid were $13.7 million or $.13 per share in 2003 and $12.1 million or $.11 per share in 2002. Our board of directors declared a cash dividend of $.09 per share on December 16, 2003. The dividend was paid on January 22, 2004 for $9.4 million.

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for continuing operations; continued investment in new products and equipment; our common stock repurchase program; expansion of our corporate headquarters; future dividend payments; and principal and interest payments on our long-term debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements or transactions with structured finance and special purpose entities. Our off-balance sheet commitments are generally limited to future payments under non-cancelable operating leases for facilities, data processing equipment, and software and other maintenance agreements.

Contractual Obligations

The following table lists all of our future commitments:

	Total	2004	2005	2006 to 2008	2009 and Thereafter
Long-term debt (a)	$38,333	$14,389	$9,555	$10,389	$4,000
Operating leases and maintenance agreements (b)	33,761	8,630	4,811	7,548	12,772
Derivative securities (c)	26,927	17,011	9,916	—	—

Total	$99,021	$40,030	$24,282	$17,937	$16,772

(a) –	See Note 7 to the Consolidated Financial Statements.
(b) –	See Note 10 to the Consolidated Financial Statements.
(c) –	See Note 4 to the Consolidated Financial Statements.

Critical Accounting Policies

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. Materially different financial results can occur as circumstances change and additional information becomes known. We believe that the following accounting policies require extensive judgment by our management to determine the recognition and timing of amounts recorded in our financial statements.

Revenue Recognition:

Revenues are recognized in the periods in which the related services are performed provided that pervasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by us in advance of the performance of services is deferred and recognized as revenue when earned. Our principal sources of revenues are: (1) information processing and software servicing fees that are recurring in nature and earned based on the number of trust accounts being serviced and non-recurring project fees that are determined upon contractual agreements; and (2) asset management, administration and distribution fees calculated as a percentage of the total average daily net assets under management or administration. The majority of our revenues are based on contractual arrangements and do not require judgment by management. Certain portions of our revenues do require management’s consideration to determine the amount and timing of recognition.

Allowance for Doubtful Accounts:

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of some of our clients to make their scheduled payments. The allowance for doubtful accounts is primarily based on an aging analysis of the total outstanding receivables balance at each balance sheet date. Other factors are considered in determining the adequacy of the allowance for doubtful accounts, such as historical trends, the financial condition of our clients and other factors that may be deemed appropriate. Based upon this analysis, the allowance for doubtful accounts is adjusted to an amount that is sufficient to cover expected losses from doubtful accounts.

Investments Available For Sale:

We value our investments in marketable securities based on quoted market prices. We review our investments in marketable securities on a quarterly basis with regard to impairment. Factors considered in determining other-than-temporary impairment are significant or prolonged declines in the fair value of our investments, our ability and intent to retain the investment for a period sufficient to allow the value to recover, and the financial condition of the investment. After considering these factors, if we believe that a decline is other-than-temporary, the carrying value of the investment is written down to its fair value through current period earnings.

Computer Software Development Costs:

We utilize internally developed computer software as part of our product offering. In the development of a new software product, substantial consideration must be given by management to determine whether costs incurred are research and development costs, or internal software development costs eligible for capitalization. Management must consider a number of different factors during their evaluation of each computer software development project that includes estimates and assumptions. Costs considered to be research and development are expensed as incurred. After meeting certain requirements, internal software development costs are capitalized as incurred.

The recoverability of capitalized computer software development costs requires considerable judgment by management which includes, but is not limited to, an evaluation of expected future revenues and cash flows, acceptability of the product in the market, the ability to support the product in a cost-effective manner, technological enhancements and any other factor deemed appropriate. If management determines that certain software products are considered either obsolete or incapable of producing sustainable future cash flows, an impairment charge would be required. The amount of the impairment charge would be based on estimates of the software’s anticipated future cash flows compared to its book value.

Income Tax Accounting:

The computation of our income tax expense requires the interpretation of complex tax laws and regulations in many taxing jurisdictions around the world. Actual income tax expense can differ significantly from our estimates.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We assess the recoverability of deferred tax assets based on our estimated future taxable income and tax strategies. We also recognize a liability for expected future tax contingencies. We assess the liability based on our review of various tax issues and interpretations of tax law. Differences between our estimates and actual results could have a significant impact to our consolidated results of operations, financial position, or liquidity.

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

New Accounting Pronouncements

See the discussion of New Accounting Pronouncements in Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk – Our exposure to changes in interest rates primarily relates to our investment portfolio and long-term debt obligations. Our excess cash is principally invested in short-term, highly liquid financial instruments, mainly money market funds, with a substantial portion of such investments having initial maturities of three months or less. Our investment portfolio also includes some long-term fixed-income mutual funds, principally invested in federal government agency securities. We place our investments in financial instruments that meet high credit quality standards. A portion of our long-term debt is based upon a variable rate which renews every three months. While changes in interest rates could decrease interest income or increase interest expense, we do not believe that we have a material exposure to changes in interest rates. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk management transactions.

Concentration of Credit Risk – Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade receivables. Cash deposits are maintained with financial institutions in excess of federally insured limits. Cash equivalents are principally invested in short-term money market funds or placed with major banks and high credit qualified financial institutions. Concentrations of credit risk with respect to our receivables are limited due to the large number of clients and their dispersion across geographic areas. No single customer represents greater than ten percent of total accounts receivable.

Foreign Currency Risk – We transact business in the local currencies of various foreign countries, principally Canada, Ireland, the United Kingdom and South Korea. The total of all of our foreign operations accounts for less than ten percent of total consolidated revenues. Also, most of our foreign operations match local currency revenues with local currency costs. Due to these reasons, we do not hedge against foreign operations nor do we expect any material loss with respect to foreign currency risk.

Price Risk – We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. To provide protection against potential fair value changes for these investments, we have entered into various derivative financial instruments. As of December 31, 2003, we held derivative financial instruments with a notional amount of $26.9 million with various terms, generally less than two years. Changes in the fair value of the derivative financial instruments are recognized in current period earnings, whereas, the change in the fair value of the investment is recorded on the balance sheet in other comprehensive income. Therefore, changes in the fair value of the derivative financial instrument and changes in the fair value of the investment are not recognized through earnings in the same period. We did not enter into or hold any derivative financial instruments for trading purposes during 2003 or 2002.

We recorded an impairment charge of $0.6 million in 2003 and $3.8 million in 2002 related to other-than-temporary declines in the fair value of certain securities held within our investment portfolio. Also, current period earnings includes a loss of $6.0 million in 2003 compared to a gain of $4.2 million in 2002 relating to changes in the fair value of derivative financial instrument. The aggregate effect of a hypothetical ten percent change in the fair value of these derivative financial instruments would not be material to our results of operations, financial position, or liquidity.

Market Risk – A significant portion of our revenues are based upon the market value of assets we manage or administer. A decline in the market value of these assets as a result of changes in market conditions, the general economy or other factors will negatively impact our revenues and earnings.

Item 8. Financial Statements and Supplementary Data.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Auditors

To the Board of Directors and Shareholders

of SEI Investments Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) and (2) present fairly, in all material respects, the financial position of SEI Investments Company (a Pennsylvania corporation) and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (1) and (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements and financial statement schedule of the Company as of December 31, 2001 and for the year then ended were audited by other independent accountants who have ceased operation. Those independent accountants expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated January 31, 2002.

PricewaterhouseCoopers LLP

Philadelphia, PA

January 29, 2004

This is a copy of the audit report issued by Arthur Andersen LLP in connection with SEI Investments Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Form 10-K. See also the notice regarding lack of consent of Arthur Andersen LLP set forth in Exhibit 23.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SEI Investments Company:

We have audited the accompanying consolidated balance sheets of SEI Investments Company (a Pennsylvania corporation) and subsidiaries as of December 31, 2001* and 2000*, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEI Investments Company and subsidiaries as of December 31, 2001* and 2000*, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Financial Statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Philadelphia, PA

January 31, 2002

*	The consolidated balance sheets as of December 31, 2001 and December 31, 2000 and the consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2000 and 1999 are not required to be presented in the 2003 annual report.

Consolidated Balance Sheets (In thousands)	SEI Investments Company and Subsidiaries

December 31,	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$199,953	$165,724
Restricted cash	53,481	10,000
Receivables from regulated investment companies	27,187	22,588
Receivables, net of allowance for doubtful accounts of $1,700	59,425	52,054
Deferred income taxes	3,850	3,526
Prepaid expenses and other current assets	8,517	7,543

Total Current Assets	352,413	261,435

Property and Equipment, net of accumulated depreciation and amortization of $99,553 and $111,210	113,064	104,258

Capitalized Software, net of accumulated amortization of $17,078 and $15,204	21,115	12,596

Investments Available for Sale	70,560	62,433

Other Assets, net	35,477	23,425

	$592,629	$464,147

The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets (In thousands, except par value)	SEI Investments Company and Subsidiaries

December 31,	2003	2002
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$14,389	$9,556
Accounts payable	7,427	4,058
Payable to regulated investment companies	43,099	—
Accrued liabilities	128,152	119,427
Deferred revenue	407	1,206

Total Current Liabilities	193,474	134,247

Long-term Debt	23,944	33,500

Deferred Income Taxes	11,438	6,393

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Series Preferred stock, $.05 par value, 60 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 750,000 shares authorized; 104,869 and 106,184 shares issued and outstanding	1,049	1,062
Capital in excess of par value	246,068	216,284
Retained earnings	111,972	74,019
Accumulated other comprehensive gains (losses), net	4,684	(1,358)

Total Shareholders’ Equity	363,773	290,007

	$592,629	$464,147

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations (In thousands, except per-share data)	SEI Investments Company and Subsidiaries

Year Ended December 31,	2003	2002	2001
Revenues	$636,233	$629,593	$658,013
Expenses:
Operating and development	283,624	270,869	298,728
Sales and marketing	120,813	126,721	152,642
General and administrative	25,615	22,184	23,457

Income from operations	206,181	209,819	183,186

Equity in the earnings of unconsolidated affiliate	22,461	12,652	10,342
Net loss from investments	(6,927)	(2,360)	—
Interest income	4,363	5,200	6,945
Interest expense	(2,303)	(2,263)	(2,149)
Other income	509	—	—

Income before income taxes	224,284	223,048	198,324

Income taxes	81,303	82,528	73,380

Net income	$142,981	$140,520	$124,944

Basic earnings per common share	$1.36	$1.30	$1.15

Diluted earnings per common share	$1.32	$1.25	$1.09

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders’ Equity (In thousands)	SEI Investments Company and Subsidiaries

					Accumulated Other Comprehensive Losses
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Cumulative Foreign Currency Translation Adjustments	Unrealized Holding Loss on Investments	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2000	108,560	$1,086	$125,473	$72,521	$(736)	$(923)	$197,421
Comprehensive income:
Net income	—	—	—	124,944	—	—	124,944
Foreign currency translation adjustments	—	—	—	—	(242)	—	(242)
Unrealized loss on investments	—	—	—	—	—	(73)	(73)

Total comprehensive income							124,629
Purchase and retirement of common stock	(2,588)	(26)	(1,847)	(101,476)	—	—	(103,349)
Issuance of common stock under the employee stock purchase plan	104	1	3,946	—	—	—	3,947
Issuance of common stock upon exercise of stock options	3,091	31	14,763	—	—	—	14,794
Tax benefit on stock options exercised	—	—	43,436	—	—	—	43,436
Dividends declared ($.09 per share)	—	—	—	(10,904)	—	—	(10,904)
Other	13	—	619	—	—	—	619
Balance, December 31, 2001	109,180	$1,092	$186,390	$85,085	$(978)	$(996)	$270,593
Comprehensive income:
Net income	—	—	—	140,520	—	—	140,520
Foreign currency translation adjustments	—	—	—	—	1,345	—	1,345
Unrealized loss on investments	—	—	—	—	—	(729)	(729)

Total comprehensive income							141,136
Purchase and retirement of common stock	(5,378)	(54)	(9,181)	(138,622)	—	—	(147,857)
Issuance of common stock under the employee stock purchase plan	108	1	2,980	—	—	—	2,981
Issuance of common stock upon exercise of stock options	2,274	23	11,478	—	—	—	11,501
Tax benefit on stock options exercised	—	—	24,617	—	—	—	24,617
Dividends declared ($.12 per share)	—	—	—	(12,964)	—	—	(12,964)
Balance, December 31, 2002	106,184	$1,062	$216,284	$74,019	$367	$(1,725)	$290,007

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders’ Equity (In thousands)	SEI Investments Company and Subsidiaries

					Accumulated Other Comprehensive Losses
	Common Stock		Capital In Excess of Par Value	Retained Earnings	Cumulative Foreign Currency Translation Adjustments	Unrealized Holding Gain (Loss) On Investments	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2002	106,184	$1,062	$216,284	$74,019	$367	$(1,725)	$290,007
Comprehensive income:
Net income	—	—	—	142,981	—	—	142,981
Foreign currency translation adjustments	—	—	—	—	1,763	—	1,763
Unrealized gain on investments	—	—	—	—	—	4,279	4,279

Total comprehensive income							149,023
Purchase and retirement of common stock	(3,536)	(35)	(7,158)	(88,260)	—	—	(95,453)
Issuance of common stock under the employee stock purchase plan	95	1	2,302	—	—	—	2,303
Issuance of common stock upon exercise of stock options	2,126	21	14,977	—	—	—	14,998
Tax benefit on stock options exercised	—	—	19,663	—	—	—	19,663
Dividends declared ($.16 per share)	—	—	—	(16,768)	—	—	(16,768)
Balance, December 31, 2003	104,869	$1,049	$246,068	$111,972	$2,130	$2,554	$363,773

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows (In thousands)	SEI Investments Company and Subsidiaries

Year Ended December 31,	2003	2002	2001
Cash flows from operating activities:

Net income	$142,981	$140,520	$124,944

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,788	18,060	19,650
Undistributed earnings of affiliate	(7,636)	(2,502)	(406)
Tax benefit on stock options exercised	19,663	24,617	43,436
Deferred income tax expense	3,590	4,529	3,944
Other	7,713	(1,617)	(2,737)
Change in current assets and liabilities:
Decrease (increase) in:
Receivables from regulated investment companies	(4,599)	2,962	2,057
Restricted cash	(43,481)	—	1,900
Receivables	(7,371)	4,712	(8,923)
Prepaid expenses and other current assets	(974)	(1,381)	(707)
Increase (decrease) in:
Accounts payable.	3,369	(919)	(1,744)
Payable to regulated investment companies	43,099	—	—
Accrued expenses	5,660	(11,051)	6,013
Deferred revenue	(799)	(2,196)	(13,048)

Total adjustments	35,022	35,214	49,435

Net cash provided by operating activities	$178,003	$175,734	$174,379

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows (In thousands)	SEI Investments Company and Subsidiaries

Year Ended December 31,	2003	2002	2001
Cash flows from investing activities:
Additions to property and equipment	(23,736)	(24,818)	(40,342)
Additions to capitalized software	(10,393)	(3,276)	—
Purchase of investments available for sale	(57,421)	(23,796)	(69,647)
Sale of investments available for sale	52,367	30,701	24,618
Other	(764)	474	(216)

Net cash used in investing activities	(39,947)	(20,715)	(85,587)

Cash flows from financing activities:
Payments on long-term debt	(11,973)	(7,555)	(3,389)
Purchase and retirement of common stock	(95,453)	(147,857)	(103,349)
Proceeds from issuance of common stock	17,301	14,482	18,741
Borrowing on term loan agreement	—	—	25,000
Payment of dividends	(13,702)	(12,050)	(9,786)

Net cash used in financing activities	(103,827)	(152,980)	(72,783)

Net increase in cash and cash equivalents	34,229	2,039	16,009
Cash and cash equivalents, beginning of year	165,724	163,685	147,676

Cash and cash equivalents, end of year	$199,953	$165,724	$163,685

Interest paid	$2,507	$2,733	$2,389
Income taxes paid (Federal and state)	$55,904	$48,913	—

Non-Cash Investing Activity
Issuance of note for additional interest in unconsolidated affiliate	$7,250	—	—

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements (all figures are in thousands except per-share data)	SEI Investments Company and Subsidiaries

Note 1 - Summary of Significant Accounting Policies:

Nature of Operations -

SEI Investments Company (the “Company”) is organized around its primary target markets: Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. Private Banking and Trust, which accounts for 49 percent of consolidated revenues in 2003, provides investment processing, fund processing, and investment management solutions to banks and other trust institutions located in the United States. Investment Advisors, which accounts for 25 percent of consolidated revenues in 2003, provides investment management and investment processing solutions to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States. Enterprises, which accounts for ten percent of consolidated revenues in 2003, provides retirement and treasury solutions to corporations, unions, municipalities, and hospitals and an endowment solution for the not-for-profit market in the United States. Money Managers, which accounts for eight percent of consolidated revenues, provides mutual and pooled fund processing and investment processing solutions to investment managers and mutual fund companies located in the United States and to investment managers worldwide of alternative asset classes (e.g., hedge funds, fund of funds, and private equity funds). Investments in New Businesses, which accounts for eight percent of consolidated revenues, provides investment management and fund processing solutions to investment advisors, corporations, and money managers located outside the United States, as well as new initiatives in United States markets.

Principles of Consolidation - The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s principal subsidiaries are SEI Investments Distribution Company (“SIDCO”), SEI Investments Management Corporation (“SIMC”), and SEI Private Trust Company (“SPTC”). All inter-company accounts and transactions have been eliminated. Investment in unconsolidated affiliate is accounted for using the equity method because of the Company’s less than 50 percent ownership. The Company’s portion of the affiliate’s operating results is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations (See Note 5).

Cash and Cash Equivalents - The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents included $160,837 and $108,191 primarily invested in SEI Daily Income Trust in 2003 and 2002, respectively, which are open-ended money market mutual funds sponsored by SIMC.

Restricted Cash – Restricted cash includes cash of $43,099 received for the benefit of customers of SIDCO in order to settle transactions for regulated investment companies (“RICs”) for which SIMC acts as the transfer agent. A corresponding liability is established for the payments to the RICs which is reflected in Payable to regulated investment companies on the accompanying Consolidated Balance Sheets. The total balance of cash received from such parties is typically paid the following business day.

Restricted cash at December 31, 2003 and 2002 also includes $10,382 and $10,000, respectively, of cash segregated in compliance with federal and other regulations for SIDCO operations.

Concentration of Credit Risk – Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade receivables. Cash equivalents are principally invested in short-term money market funds or placed with major banks and high-credit qualified financial institutions. Cash deposits maintained with institutions are in excess of federally insured limits. Concentrations of credit risk with respect to our receivables are limited due to the large number of clients and their dispersion across geographic areas. No single group or customer represents greater than ten percent of total accounts receivable.

Property and Equipment - Property and Equipment on the accompanying Consolidated Balance Sheets consists of the following:

	2003	2002	Estimated Useful Lives (In Years)
Equipment	$59,030	$79,260	3 to 5
Buildings	81,835	75,825	25 to 39
Land	9,379	9,345	N/A
Purchased software	23,313	21,256	3
Furniture and fixtures	15,888	15,523	3 to 5
Leasehold improvements	8,173	7,386	Lease Term
Construction in progress	14,999	6,873	N/A

	212,617	215,468
Less: Accumulated depreciation and amortization	(99,553)	(111,210)

Property and Equipment, net	$113,064	$104,258

Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each asset. Expenditures for renewals and betterments are capitalized, while maintenance and repairs are charged to expense when incurred. Upon retirement, sale, or other disposition, the cost and associated accumulated depreciation are eliminated from the accounts and any gain or loss is recorded.

Construction in progress includes all construction costs associated with the design and construction of new buildings for our corporate headquarters. Depreciation expense was $14,725, $16,325, and $17,883 in 2003, 2002, and 2001, respectively.

Capitalized Software - The Company accounts for software development costs in accordance with the guidance established in Emerging Issues Task Force (“EITF”) Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and applies Statement of Position (“SOP”) 98-1 “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” for development costs associated with software products to be provided in a hosting environment. SOP 98-1 requires that costs incurred in the preliminary project and post implementation stages of an internal software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. The Company capitalized $10,393 and $3,276 of software development costs in accordance with SOP 98-1 during 2003 and 2002, respectively. The Company did not capitalize any software development costs during 2001.

Amortization of capitalized software development costs begins when the product is placed into service. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 4.7 years. Amortization expense was $1,874, $1,735 and $1,767 in 2003, 2002, and 2001, respectively, and is included in Operating and development expense on the accompanying Consolidated Statements of Operations.

Accrued Liabilities – Accrued Liabilities on the accompanying Consolidated Balance Sheets consists of the following:

	2003	2002
Accrued compensation	$30,814	$33,612
Accrued income taxes	10,559	9,281
Accrued dividend payable	9,439	6,373
Accrued proprietary fund services	9,407	8,403
Accrued brokerage fees	7,721	9,103
Other accrued liabilities	60,212	52,655

	128,152	119,427

Accrued proprietary fund services relates to marketing and promotional activities associated with the Company’s bank related proprietary funds business.

Accrued income taxes include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns (See Note 11).

Revenue Recognition – Principal sources of revenues are information processing and software services; management, administration, advisory, and distribution of mutual funds; brokerage and consulting services; and other asset management products and services. Revenues from these services are recognized in the periods in which they are performed provided pervasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned. Reimbursements received for out-of-pocket expenses incurred are recorded as revenue.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the liability method is used for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse (See Note 11).

Foreign Currency Translation - The assets and liabilities of foreign operations are translated into U.S. dollars using the rates of exchange at year end. The results of operations are translated into U.S. dollars at the average daily exchange rates for the period. All foreign currency transaction gains and losses are included in income in the periods in which they occur, and are immaterial for each of the three years in the period ended December 31, 2003.

Fair Value of Financial Instruments - The book value of current assets and current liabilities is considered to be representative of their fair value because of their short maturities. The recorded value of these items approximates their fair value at December 31, 2003.

Earnings Per Share – The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution from the exercise or conversion of securities into common stock, such as stock options. (See Note 8).

	For the year ended December 31, 2003
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$142,981	105,173	$1.36
Dilutive effect of stock options	—	2,964

Diluted earnings per common share	$142,981	108,137	$1.32

	For the year ended December 31, 2002
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$140,520	108,330	$1.30
Dilutive effect of stock options	—	4,473

Diluted earnings per common share	$140,520	112,803	$1.25

	For the year ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$124,944	108,596	$1.15
Dilutive effect of stock options	—	6,214

Diluted earnings per common share	$124,944	114,810	$1.09

Options to purchase 2,657,000, 2,774,000, and 2,777,000 shares of common stock, with an average exercise price per share of $45.49, $45.53, and $45.95, were outstanding during 2003, 2002, and 2001, respectively, but were excluded from the diluted earnings per common share calculation because the option’s exercise price was greater than the average market price of the Company’s common stock.

Comprehensive Income – SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized holding gains and losses.

	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
For the Year Ended December 31, 2003:
Unrealized holding gains arising during period	$7,135	$(2,648)	$4,487
Less: Reclassification adjustment for gains realized in net income	(330)	122	(208)

	6,805	(2,526)	4,279

Foreign currency translation adjustments	1,763	—	1,763

Total other comprehensive income	$8,568	$(2,526)	$6,042

For the Year Ended December 31, 2002:
Unrealized holding losses arising during period	$(4,534)	$1,549	$(2,985)
Less: Reclassification adjustment for losses realized in net income	3,446	(1,190)	2,256

	(1,088)	359	(729)

Foreign currency translation adjustments	1,345	—	1,345

Total other comprehensive income	$257	$359	$616

For the Year Ended December 31, 2001:
Unrealized holding losses arising during period	$(116)	$43	$(73)
Foreign currency translation adjustments	(242)	—	(242)

Total other comprehensive loss	$(358)	$43	$(315)

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and has presented the required SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” pro forma disclosure in the table below.

At December 31, 2003, the Company had stock-based compensation plans, which are described separately in Note 8. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock-based compensation. Had compensation cost been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company’s net income would have been reduced to the following pro forma amounts:

	2003	2002	2001
Net income:
As reported	$142,981	$140,520	$124,944
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,150)	(9,302)	(23,741)

Pro forma	$132,831	$131,218	$101,203

Basic earnings per common share:
As reported	$1.36	$1.30	$1.15
Pro forma	$1.26	$1.21	$.93

Diluted earnings per common share:
As reported	$1.32	$1.25	$1.09
Pro forma	$1.23	$1.16	$.88

Management’s Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. The FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. As of December 31, 2003, the Company had no investments in variable interest entities.

In February 2003, the EITF ratified Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“Issue 00-21”). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The Company provides certain services that involve a series of different product offerings that can be purchased as a complete solution or as individual components. Consideration for these types of services is usually a combination of fixed and variable payment amounts. The Company has adopted the provisions established in Issue 00-21. As of December 31, 2003, Issue 00-21 has not materially impacted the Company’s financial position, results of operation or liquidity.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material impact on our operating results.

Reclassifications – Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 - Receivables:

Receivables on the accompanying Consolidated Balance Sheets consist of the following:

	2003	2002
Trade receivables	$19,016	$19,644
Fees earned, not billed	39,933	31,976
Other receivables	2,176	2,134

	61,125	53,754

Less: Allowance for doubtful accounts	(1,700)	(1,700)

	$59,425	$52,054

Fees earned, not billed result from timing differences between services provided and contractual billing schedules. Other receivables include brokerage commissions earned but not yet collected.

Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets represent fees earned by the Company’s wholly-owned subsidiaries, SIDCO and SIMC, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies sponsored by the Company (See Note 13).

Note 3 – Investments Available for Sale:

Investments available for sale consist primarily of investments in mutual funds sponsored by the Company. The Company accounts for investments in marketable securities pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of Other comprehensive income. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Operations.

	For the Year ended December 31, 2003
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Company-sponsored mutual funds	$57,573	$3,207	$(136)	$60,644
Equity securities	8,935	981	—	9,916

	$66,508	$4,188	$(136)	70,560

	For the Year Ended December 31, 2002
Company-sponsored mutual funds	$45,642	$860	$(331)	$46,171
Equity securities	19,543	—	(3,281)	16,262

	$65,185	$860	$(3,612)	62,433

The net unrealized holding gains at December 31, 2003 were $2,554 (net of income tax expense of $1,498) and the net unrealized holding losses at December 31, 2002 were $1,725 (net of income tax benefit of $1,027) and are reported as a separate component of Accumulated other comprehensive gains (losses) on the accompanying Consolidated Balance Sheets.

During 2001, the Company was able to apply hedge accounting for certain investments in equity securities because, at that time, it was considered an effective accounting hedge. As a result, any unrealized gains or losses were netted against the value of the hedge in current period earnings. At March 31, 2002, the hedged investment and the hedge security no longer qualified as an effective accounting hedge and the Company discontinued hedge accounting prospectively.

Management performs a review of all investments in marketable securities on a quarterly basis with regards to impairment. Factors considered in determining other-than-temporary impairment are significant or prolonged declines in the price of investments based on available market prices. Additional consideration is given to the ability to recover the carrying amount of the investment. During 2003 and 2002, management determined that certain investments were impaired. The Company recorded an impairment charge of $595 and $3,881 in 2003 and 2002, respectively, related to other-than-temporary declines in fair value and is included in Net loss from investments on the accompanying Consolidated Statements of Operations.

The Company recognized gross realized gains of $1,862 and $394 and gross realized losses of $1,046 and $761 in 2003 and 2002, respectively.

At December 31, 2003, the Company had gross unrealized losses of $136 that relate to a $24,446 investment in a Company-sponsored mutual fund that primarily invests in federal agency mortgage-backed securities. The gross unrealized losses from this investment are not considered as a precipitous decline in market value and were for a period of less than 12 months.

Note 4 – Derivative Instruments and Hedging Activities:

The Company is exposed to market risk associated with investments in marketable securities. To provide some protection against potential market fluctuations associated with its Investments available for sale, the Company has entered into various derivative financial transactions in the form of futures and equity contracts (derivatives).

The Company accounts for its derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company determines if the derivative qualifies as an effective fair value hedge in accordance with established accounting guidance. Changes in the fair value of a derivative that qualifies as a fair value hedge, along with changes in the fair value of the hedged asset, are recorded in current period earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value hedges to specific assets on the balance sheet. The Company evaluates on an ongoing basis, whether each derivative remains an effective fair value hedge.

For derivatives that do not qualify or no longer qualify as an effective fair value hedge, the Company will not apply hedge accounting. Changes in the entire fair value of a derivative that do not qualify as a fair value hedge are recognized immediately in current period earnings while the change in the fair value of the hedged asset is recorded in Other Comprehensive Income. During 2002, the Company discontinued hedge accounting prospectively for certain derivatives. The Company may continue to enter into economic hedges to support certain business strategies that may not qualify as accounting hedges. Currently, the Company does not apply hedge accounting to any of its derivative instruments.

Income before income taxes, on the accompanying Consolidated Statements of Operations, includes a net loss of $6,031 in 2003 and a net gain of $4,239 in 2002 from a combination of hedge ineffectiveness and/or the change in the fair value of the derivative instruments.

The Company currently holds futures contracts with a notional amount of $17,011 with certain financial institutions for various terms. The Company also currently holds equity derivatives with a notional amount of $9,916 with a financial institution with various terms. During 2003 and 2002, the Company did not enter into or hold derivative financial instruments for trading purposes.

The following tabular disclosure provides information about the Company’s derivative financial instruments.

	Expected Maturity Date
	2004	2005	2006	Thereafter	Total
Equity	$—	9,916	—	—	$9,916
Futures	17,011	—	—	—	17,011

Total	$17,011	9,916	—	—	$26,927

Note 5 – Other Assets:

Other assets on the accompanying Consolidated Balance Sheets consist of the following:

	2003	2002
Investment in unconsolidated affiliate	$23,420	$8,535
Other, net	12,057	14,890

Other assets	$35,477	$23,425

Other, net consists of long-term prepaid expenses, deposits and other investments carried at cost.

In 2003, the Company recorded an impairment charge for $1,196 related to an equity investment in a private technology company and is reflected in Net loss from investments on the accompanying Consolidated Statements of Operations.

Investment in Unconsolidated Affiliate – The Company has an investment in the general partnership, LSV Asset Management (“LSV”). LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for some of the Company-sponsored mutual funds and in 2003 derived eight percent of its revenues as portfolio manager for the Company’s mutual funds. The Company’s interest in LSV was approximately 44 percent in 2002 and the six month period ending June 30, 2003 and increased to approximately 46 percent for the six month period ending December 31, 2003. LSV is accounted for using the equity method of accounting. The Company’s portion of LSV’s net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.

On June 30, 2003, the Company entered into an Assignment and Purchase Agreement (the “Purchase Agreement”) to acquire an additional two percent interest in LSV. As a result of the Purchase Agreement, the Company’s total partnership interest in LSV increased to approximately 46 percent. At December 31, 2003, the basis of the Company’s investment in LSV exceeded its underlying equity in the net assets of LSV by $8,049. The Company accounts for this amount as goodwill embedded in their investment in LSV. The Company does not record amortization expense associated with such embedded goodwill but assesses whether such embedded goodwill is impaired on an annual basis. The embedded goodwill in LSV was not deemed impaired during the twelve month period ended December 31, 2003. In addition, the Purchase Agreement contains a contingent payment provision and occurs in the event of the sale of a certain percentage of the Partnership’s business and assets. The contingent payment provision expires on January 1, 2006.

The following table contains condensed financial information of LSV:

Condensed Statement of Operations	2003	2002	2001
Revenues	$60,806	$38,190	$31,193

Net income	$49,506	$28,863	$23,070

Condensed Balance Sheet	2003	2002
Cash and cash equivalents	$14,259	$8,784
Accounts receivable	20,328	8,919
Other current assets	226	490
Non-current assets	363	280

Total assets	$35,176	$18,473

Current liabilities	$2,955	$2,383
Partners’ capital	32,221	16,090

Total liabilities and partners’ capital	$35,176	$18,473

The Company received partnership distribution payments from LSV of $14,911 and $11,067 in 2003 and 2002, respectively.

Note 6 - Line of Credit:

On September 15, 2003 (the “Closing Date”), the Company entered into a $200,000 364-day Credit Agreement (the “Credit Facility”). The Credit Facility became available on the Closing Date and ends 364 days after the Closing Date (the “Termination Date”). At the Termination Date, any aggregate principal amount of loans outstanding under the Credit Facility will, at the Company’s option, convert to a one-year term loan, payable in four equal quarterly installments. The Credit Facility, when utilized, will accrue interest at the Prime Rate or one percent above the London Interbank Offer Rate (“LIBOR”). The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the daily unused portion of the Credit Facility. Commitment fees paid by the Company totaled $148 in 2003 and are reflected in Interest expense on the accompanying Consolidated Statements of Operations. The Credit Facility contains various covenants, including limitations of indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. None of these covenants currently negatively affect the Company’s liquidity or capital resources. As of December 31, 2003, the Company had no borrowings under the Credit Facility.

Note 7 - Long-term Debt:

On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20 percent Senior Notes and $15,000 of 7.27 percent Senior Notes (collectively, the “Notes”) in a private offering with certain financial institutions. The Notes are unsecured with original maturities ranging from 10 to 15 years. The remaining maturities on the Notes range from four to nine years. Proceeds from the Notes were used to repay the outstanding balance on the Company’s line of credit at that time. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the agreement limits the Company’s ability to merge or consolidate, and to sell certain assets. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The remaining unpaid principal balance at December 31, 2003 and 2002 was $21,000 and $25,000, respectively.

On June 26, 2001, the Company entered into a term loan agreement (the “Agreement”) with a separate lending institution. The Agreement provides for borrowings up to $25,000, and expires on March 31, 2006 and is payable in seventeen equal quarterly installments. The Agreement provides the Company the option to have interest accrued at either the lower of the Prime rate or one and thirty-five hundredths of one percent above LIBOR. The Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. On August 2, 2001, the Company borrowed the full $25,000. Principal payments on the notes are made quarterly from the date of issuance while interest payments are made based on the term of the LIBOR borrowing. The remaining unpaid principal balance at December 31, 2003 and 2002 was $12,500 and $18,056, respectively. The interest rate being applied at December 31, 2003 was 2.51 percent.

On June 30, 2003, the Company had a payable to LSV in the amount of $7,250, which bears interest at the rate of four percent per annum and is to be repaid in six quarterly installments beginning July 1, 2003. Principal payments are made at the beginning of each quarter. The remaining unpaid principal balance at December 31, 2003 was $4,833.

The carrying amount of the Company’s long-term debt is not materially different from its fair value. The Company was in compliance with all covenants associated with its long-term debt during 2003.

Aggregate maturities of long-term debt at December 31, 2003 are:

2004	14,389
2005	9,555
2006	5,389
2007	4,000
2008	1,000
2009 and thereafter	4,000

$38,333

Interest expense relating to the Company’s long-term debt was $2,123, $2,188, and $2,003 for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 8 - Shareholders’ Equity:

Stock Split – On December 14, 2000, the Board of Directors approved a two-for-one stock split of the Company’s $.01 par value common stock, effected in the form of a stock dividend which was paid on February 28, 2001 to shareholders of record on February 19, 2001. On February 14, 2001, a special meeting of the shareholders was held and they approved an increase in the number of shares authorized to 750,000,000. A total of 54,309,000 shares of common stock were issued in connection with the stock split. The par value of the stock remained unchanged. Accordingly, a total of $543 was reclassified from Retained earnings to Common stock. All shares have been adjusted to reflect this split.

Stock-Based Compensation Plans - The Company currently has one active equity compensation plan, the 1998 Equity Compensation Plan, pursuant to which grants of stock may be made to employees, consultants and directors of the Company. The Company also maintains three additional equity compensation plans which have stock options outstanding, but these plans have been terminated. The terminated plans are the Company Stock Option Plan, the 1997 Stock Option Plan, and the Non-employee Directors Plan. No options are available for grant from these terminated plans, and grants made under these plans continue in effect under the terms of the grant and the applicable plan. The Company maintains an on-going annual grant program under which all employees are eligible for consideration. All of the Company’s equity compensation plans are administered by the Company’s Stock Option Committee. The 1998 Equity Compensation Plan and the 1997 Stock Option Plan are discussed in more detail below.

The 1998 Equity Compensation Plan:

On May 21, 1998, the Board of Directors adopted the 1998 Equity Compensation Plan, and the Company’s shareholders approved the adoption of the 1998 Equity Compensation Plan in May 1998. The Board of Directors has made certain amendments to the 1998 Equity Compensation Plan after its adoption that did not require shareholder approval. The 1998 Equity Compensation Plan was most recently amended and restated in May 2003 (as so amended and restated, the “1998 Plan”). The 1998 Plan provides for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock and performance units to all employees (including employees who are also directors) of the Company or its subsidiaries, consultants and advisors who perform valuable services to the Company or its subsidiaries and members of the Board of Directors who are not employees of the Company. The Company has not granted any incentive stock options, stock appreciation rights, restricted stock or performance units to date under the 1998 Plan.

With respect to grants other than automatic grants to non-employee directors, the Stock Option Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares and the terms of the grant, the time the grants will be made and the duration of any exercise or restriction period, and to deal with any other matters arising under the 1998 Plan.

Options granted under the 1998 Plan may be “incentive stock options,” which are intended to qualify with the requirements of Section 422 of the Code, and “nonqualified stock options” which are not intended to so qualify. Options are granted under the 1998 Plan with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, become exercisable ratably upon the attainment of specific diluted earnings per share targets or in their entirety after seven years from the date of grant, and expire ten years from the date of grant.

In addition to any discretionary grants which may be made to non-employee members of the Board of Directors under the 1998 Plan, the 1998 Plan also provides that non-employee directors receive automatic grants of non-qualified stock options. Each non-employee director who first becomes a member of the Board of Directors after the effective date of the 1998 Plan receives a non-qualified stock option to purchase 8,000 shares. In addition, each non-employee director receives an annual non-qualified stock option to purchase 4,000 shares pursuant to the 1998 Plan. The exercise prices for these options are equal to the fair market value of the Company’s stock on the date of grant, the term is ten years from the date of grant, and the options become exercisable ratably over the first four anniversaries of the date of grant (unless otherwise determined by the Stock Option Committee).

If a change of control of the Company occurs, unless the Board of Directors determines otherwise, all outstanding stock options and stock appreciation rights will become fully exercisable, the restrictions and conditions on all outstanding restricted stock will lapse, and grantees holding performance units will receive a payment in settlement of the performance unit, in an amount determined by the Stock Option Committee, based on the grantee’s target payment for the performance period and the portion of the performance period that precedes the change of control. Upon a change of control in which the Company is not the surviving corporation (or survives as a subsidiary of another corporation), unless the Board of Directors determines otherwise, all outstanding stock options and stock appreciation rights will be assumed by, or replaced with comparable options or rights by, the surviving corporation. The Board of Directors may also provide in the event of a change of control that grantees will (i) surrender their outstanding options in exchange for cash or Company stock in an amount equal to the difference between the exercise price for options, or the base amount for stock appreciation rights, and the fair market value of the stock, or (ii) terminate outstanding options and stock appreciation rights after giving grantees the right to exercise such grants. The Stock Option Committee may limit the application of the change of control provisions to a grantee if certain conditions exist.

The Board of Directors may amend or terminate the 1998 Plan at any time, subject to shareholder approval, if required to comply with the provisions of the Internal Revenue Code, and the requirements of applicable securities laws and stock exchange rules. Unless terminated earlier by the Board of Directors or extended by the Board of Directors, with the approval of the Company’s shareholders, the 1998 Plan will terminate on May 20, 2008.

As of December 31, 2003, options to acquire 12,252,000 shares were outstanding under the 1998 Plan, out of a total of 20,215,000 shares of common stock reserved for issuance under the 1998 Plan. A total of approximately 7,963,000 shares of common stock remain available for issuance under the 1998 Plan for future grants.

The 1997 Stock Option Plan:

On December 4, 1997, the Board of Directors adopted the 1997 Stock Option Plan (the “1997 Plan”). At the time of its initial approval, the 1997 Plan was not submitted to, nor was it required to be submitted to, the Company’s shareholders for approval. The 1997 Plan was terminated by the Board of Directors in May 1998, and no further options may be granted. However, options granted under the 1997 Plan prior to its termination continue in effect under the terms of the grant and the 1997 Plan.

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

All options that were granted under the 1997 Plan to employees and consultants were granted at the fair market value of the Company’s common stock on the date of grant, become exercisable ratably upon the attainment of specific diluted earnings per share targets or in their entirety after seven years from the date of grant, and expire ten years from the date of grant.

The 1997 Plan provided that non-employee members of the Board of Directors would receive automatic grants of nonqualified stock options. Each non-employee director who first became a member of the Board of Directors after the effective date of the 1997 Plan, but before the termination of the 1997 Plan, received a non-qualified stock option to purchase 8,000 shares. In addition, each non-employee director received a non-qualified stock option to purchase 4,000 shares pursuant to the 1997 Plan. The exercise prices for these options were equal to the fair market value of the Company’s stock on the date of grant, the term is ten years from the date of grant, and the options became exercisable ratably over the first four anniversaries of the date of grant (unless otherwise determined by the Stock Option Committee.

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

As of December 31, 2003, options to acquire 1,120,000 shares were outstanding under the 1997 Plan, out of a total of 2,286,000 shares of common stock reserved for issuance under the 1997 Plan.

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

Certain information relating to the Company’s stock option plans for 2003, 2002, and 2001 is summarized as follows:

	Number of Shares	Weighted Avg. Price
Balance as of December 31, 2000	16,694,000	11.87
Granted	1,491,000	42.72
Exercised	(3,392,000)	4.38
Expired or canceled	(68,000)	29.39

Balance as of December 31, 2001	14,725,000	$16.63
Granted	2,333,000	29.43
Exercised	(2,274,000)	5.06
Expired or canceled	(311,000)	25.90

Balance as of December 31, 2002	14,473,000	20.28
Granted	2,416,000	29.56
Exercised	(2,128,000)	7.07
Expired or canceled	(272,000)	33.67

Balance as of December 31, 2003	14,489,000	$23.51

Exercisable as of December 31, 2003	6,210,000	$10.25

Available for future grant as of December 31, 2003	7,963,000	—

As of December 31, 2002 and 2001, there were 6,100,000 and 8,373,000 shares exercisable, respectively. The expiration dates for options at December 31, 2003 range from January 6, 2004 to December 16, 2013 with a weighted average remaining contractual life of 6.6 years.

The weighted average fair value of the stock options granted during 2003, 2002, and 2001 was $14.06, $14.13, and $21.77, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	3.79%	3.84%	4.80%
Expected dividend yield	0.43%	0.22%	0.22%
Expected life	7 Years	7 Years	7 Years
Expected volatility	42.17%	42.66%	42.31%

The following table summarizes information relating to all options outstanding at December 31, 2003:

	Options Outstanding at December 31, 2003		Options Exercisable at December 31, 2003
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number Of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)
$ 2.88 - $7.00	3,296,000	$5.14	3,296,000	$5.14	3.1
8.88 - 14.96	1,841,000	14.32	1,835,000	14.32	5.0
15.12 - 19.75	2,041,000	19.25	1,075,000	18.87	6.0
24.49 - 29.42	2,256,000	29.36	—	—	8.9
29.56 - 41.55	2,583,000	30.09	4,000	41.45	9.8
42.86 - 50.00	2,472,000	46.11	—	—	7.4

	14,489,000		6,210,000

Employee Stock Purchase Plan - The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 7,800,000 shares for issuance under this plan. At December 31, 2003, 5,185,000 cumulative shares have been issued.

Common Stock Buyback - The Board of Directors has authorized the purchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $753,365. Through December 31, 2003, a total of 110,017,000 shares at an aggregate cost of $701,749 have been purchased and retired. The Company purchased 3,536,000 shares at a cost of $95,453 during 2003.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Shareholders’ Rights Plan - On December 10, 1998, the Company’s Board of Directors adopted a new Shareholder Rights Plan to replace the Shareholder Rights Plan originally adopted in 1988, which expired on December 19, 1998. The Company’s Shareholder Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent a person or group from acquiring control of the Company without offering a fair price to all shareholders.

Under the terms of the 1998 Shareholder Rights Plan, all common shareholders of record at the close of business on December 19, 1999 shall receive one Right for each outstanding common share of the Company. Any new common shares issued after December 19, 1999 will receive one Right for each common share. Each Right entitles the registered holder to purchase from the Company one two-thousandths of a share of Series A Junior Participating Preferred Shares, par value $.05 per share, at an exercise price of $500 per share. The Rights will become exercisable and trade separately from the common stock ten days following a public announcement that a person or group is the beneficial owner of 20 percent or more of the outstanding common stock (the “Stock Acquisition Date”), or the commencement of a tender or exchange offer that would result in such a person or group owning 20 percent or more of the outstanding common stock.

In the event that the Company is involved in a merger or other business combination in which the Company survives and its common stock remains outstanding, the other stockholders will be able to exercise the Rights and buy common stock of the Company having twice the value of the exercise price of the Rights. Additionally, if the Company is involved in certain other mergers where its shares are exchanged or certain major sales of its assets occur, stockholders will be able to purchase the other party’s common shares in an amount equal to twice the value of the exercise price of the Rights. Upon the occurrence of any of these events, the Rights will no longer be exercisable into Preferred Shares.

The Rights, which do not have voting rights, will expire on December 19, 2008, and may be redeemed by the Company any time until ten days following the Stock Acquisition Date at a price of $.01 per Right.

Dividends - On May 28, 2003, the Board of Directors declared a cash dividend of $.07 per share on the Company’s common stock, which was paid on June 25, 2003, to shareholders of record on June 9, 2003. On December 16, 2003, the Board of Directors declared a cash dividend of $.09 per share on the Company’s common stock, which was paid on January 22, 2004, to shareholders of record on January 6, 2004.

The dividends declared in 2003, 2002, and 2001 were $16,768, $12,964, and $10,904, respectively. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

Note 9 - Employee Benefit Plan:

The Company has a tax-qualified defined contribution plan (the “Plan”). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $3,196, $3,393, and $4,377 to the Plan in 2003, 2002, and 2001, respectively.

Note 10 - Commitments and Contingencies:

The Company has entered into various operating leases for facilities, data processing equipment, and software, as well as agreements for maintenance services. Some of these leases contain escalation clauses for increased taxes and operating expenses. Rent expense was $13,757, $13,910, and $13,790 in 2003, 2002, and 2001, respectively.

The aggregate noncancellable minimum commitments at December 31, 2003 are:

2004	8,630
2005	4,811
2006	3,145
2007	2,286
2008	2,117
2009 and thereafter	12,772

$33,761

In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2003 related to these indemnifications.

In the normal course of business, the Company is party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect upon the Company’s financial position or results of operations.

Note 11 - Income Taxes:

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than a year. Income taxes consist of the following:

Year Ended December 31,	2003	2002	2001
Current
Federal	$71,709	$71,541	$66,926
State	5,416	6,256	2,510
Foreign	588	202	—

	77,713	77,999	69,436

Deferred, including current deferred
Federal	2,824	3,781	3,089
State	766	748	855

	3,590	4,529	3,944

Total income taxes from continuing operations	$81,303	$82,528	$73,380

The effective income tax rate differs from the Federal income tax statutory rate due to the following:

Year Ended December 31,	2003	2002	2001
Statutory rate	35.00%	35.00%	35.00%
State taxes, net of Federal tax benefit	1.80	2.00	1.10
Foreign tax expense	0.06	0.11	0.50
Research and development tax credit	(0.25)	—	—
Valuation allowance on capital losses and other, net	(0.36)	(0.11)	0.40

	36.25%	37.00%	37.00%

Deferred income taxes for 2003, 2002, and 2001 reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items comprising the deferred income tax provision are as follows:

Year Ended December 31,	2003	2002	2001
Difference in financial reporting and income tax depreciation methods	$1,253	$1,493	$(517)
Reserves not currently deductible	628	1,353	518
Capitalized software currently deductible for tax purposes, net of amortization	2,982	539	(617)
State deferred income taxes	498	487	556
Revenue and expense recognized in different periods for financial reporting and income tax purposes	289	766	4,142
Other, net	(2,060)	(109)	(138)

	$3,590	$4,529	$3,944

The net deferred income tax liability is comprised of the following:

Year Ended December 31,	2003	2002
Current deferred income taxes:
Gross assets	$3,850	$3,526
Gross liabilities	—	—

	3,850	3,526

Long-term deferred income taxes:
Gross assets	11,606	7,842
Gross liabilities	(14,007)	(6,393)

	(2,401)	1,449
Valuation allowance	(9,037)	(7,842)

	(11,438)	(6,393)

Net deferred income tax liability	$(7,588)	$(2,867)

The valuation allowance against deferred tax assets at December 31, 2003 and 2002 are related to capital losses and net operating losses from certain domestic and foreign subsidiaries. Certain state tax statutes significantly limit the utilization of net operating losses for domestic subsidiaries. Furthermore, these net operating losses cannot be used to offset other subsidiaries net income.

The tax effect of significant temporary differences representing deferred tax assets (liabilities) is as follows:

Year Ended December 31,	2003	2002
Difference in financial reporting and income tax depreciation methods	$(3,344)	$(1,914)
Reserves not currently deductible	1,324	1,516
Capitalized software currently deductible for tax purposes, net of amortization	(8,865)	(5,318)
State deferred income taxes	298	271
Revenue and expense recognized in different periods for financial reporting and income tax purposes	2,194	1,735
Unrealized holding gain on investments	1,004	1,027
Other, net	(199)	(184)

	$(7,588)	$(2,867)

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

The Company evaluates financial performance of its operating segments based on Income from operations. The operations and organizational structure of the Company are established into separate business units that offer business solutions tailored for particular market segments. Our reportable segments are: Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. The accounting policies of the reportable segments are the same as those described in Note 1.

The Company is organized around its primary target markets: Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. Private Banking and Trust provides investment processing, fund processing, and investment management solutions to banks and other trust institutions located in the United States. Investment Advisors provides investment management and investment processing solutions to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States. Enterprises provides retirement and treasury solutions to corporations, unions, municipalities, and hospitals and an endowment solution for the not-for-profit market in the United States. Money Managers provides mutual and pooled fund processing and investment processing solutions to investment managers and mutual fund companies located in the United States and to investment managers worldwide of alternative asset classes (e.g., hedge funds, fund of funds, and private equity funds). Investments in New Businesses provides investment management and fund processing solutions to investment advisors, corporations, and money managers located outside the United States, as well as new initiatives in United States markets.

The following tables highlight certain financial information from continuing operations about each of the Company’s segments for the years ended December 31, 2003, 2002, and 2001:

2003	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
Revenues	$311,534	$156,089	$62,051	$55,274	$51,285		$636,233

Operating income (loss)	$125,746	$85,681	$29,366	$9,105	$(18,102)	$(25,615)	$206,181

Other income, net							$18,103

Income before income taxes							$224,284

Depreciation and amortization	$9,612	$3,111	$850	$1,236	$1,308	$671	$16,788

Capital Expenditures	$20,089	$5,308	$2,413	$1,686	$3,109	$1,524	$34,129

Total assets	$141,857	$109,719	$36,170	$45,229	$75,023	$184,631	$592,629

2002	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
Revenues	$333,053	$149,181	$55,875	$46,446	$45,038		$629,593

Operating income (loss)	$138,004	$78,009	$21,836	$8,864	$(14,710)	$(22,184)	$209,819

Other income, net							$13,229

Income before income taxes							$223,048

Depreciation and amortization	$10,935	$3,126	$1,077	$1,062	$1,310	$550	$18,060

Capital Expenditures	$15,256	$5,237	$2,185	$1,910	$2,246	$1,260	$28,094

Total assets	$132,831	$52,989	$21,621	$16,963	$53,976	$185,767	$464,147

2001	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
Revenues	$360,069	$154,988	$64,522	$36,576	$41,858		$658,013

Operating income (loss)	$144,225	$61,060	$20,003	$4,944	$(23,589)	$(23,457)	$183,186

Other income, Net							$15,138

Income before income taxes							$198,324

Depreciation and amortization	$12,119	$3,349	$1,164	$977	$1,362	$679	$19,650

Capital Expenditures	$22,638	$6,523	$3,121	$2,099	$3,621	$2,340	$40,342

Total Assets	$112,120	$41,381	$37,576	$28,059	$50,036	$191,744	$460,916

General and Administrative consists of expenses and assets attributable to corporate overhead groups that are not allocated to the operating segments for internal financial reporting purposes. Unallocated assets primarily consist of cash and cash equivalents, deferred tax assets, the investment in LSV, and certain other shared services assets.

The following table presents the details of other income (expense):

For the Year Ended December 31,	2003	2002	2001
Equity in the earnings of unconsolidated affiliate	$22,461	$12,652	$10,342
Net loss on investments	(6,927)	(2,360)	—
Interest income	4,363	5,200	6,945
Interest expense	(2,303)	(2,263)	(2,149)
Other income	509	—	—

	$18,103	$13,229	$15,138

The following table presents revenues by country based on the location of the use of the products or services:

For the Year Ended December 31,	2003	2002	2001
United States	$589,997	$578,458	$617,108
International operations	46,236	42,361	40,905

	$636,233	$620,819	$658,013

The following table presents assets based on its location:

	2003	2002	2001
United States	$541,511	$417,061	$418,550
International operations	51,118	47,086	42,366

	$592,629	$464,147	$460,916

Note 13 - Related Party Transactions:

The Company, either by itself or through its wholly owned subsidiaries, is a party to Investment Advisory and Administration Agreements with regulated investment companies (“RICs”), which are administered by the Company. Shares of the RICs are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, the Company receives a fee for providing investment advisory, administrative, and accounting services to the RICs. The investment advisory and administration fee is a fixed percentage, referred to as basis points, of the average daily net assets of each RIC, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $254,911, $261,879, and $299,108, in 2003, 2002, and 2001, respectively. The Company is also a party to Distribution Agreements with several RICs, which are advised and/or administered by the Company. The Company receives a fee from the RICs for providing distribution services pursuant to the provisions of various Rule 12b-1 Plans adopted by the RICs. These distribution fees totaled $40,389, $44,952 and $49,209 in 2003, 2002, and 2001, respectively. A portion of the transaction costs incurred by the RICs for securities transactions are directed to the Company’s broker-dealer subsidiary in its capacity as an introducing broker-dealer. The Company recognized $14,142 and $7,222 in commissions during 2003 and 2002, respectively.

Note 14 - Quarterly Financial Data (Unaudited):

	For the Three Months Ended
2003	March 31	June 30	Sept. 30	Dec. 31
Revenues as originally reported	$150,605	$153,554	$161,056	$163,807
Reclassification*	2,236	2,671	2,304	—

Revenues	$152,841	$156,225	$163,360	$163,807

Expenses as originally reported	$99,092	$101,295	$111,918	$110,536
Reclassification*	2,236	2,671	2,304	—

Expenses	$101,328	$103,966	$114,222	$110,536

Income before income taxes	$55,695	$54,399	$56,188	$58,002
Net income	$35,088	$34,271	$35,399	$38,223
Basic earnings per common share	$.33	$.33	$.34	$.36
Diluted earnings per common share	$.32	$.32	$.33	$.36

*	- Includes certain amounts that have been reclassified to conform to current year presentation.

	For the Three Months Ended
2002	March 31	June 30	Sept. 30	Dec. 31
Revenues as originally reported	$159,215	$158,851	$153,316	$149,437
Reclassification*	1,850	2,383	2,174	2,367

Revenues	$161,065	$161,234	$155,490	$151,804

Expenses as originally reported	$108,593	$106,104	$100,676	$95,627
Reclassification*	1,850	2,383	2,174	2,367

Expenses	$110,443	$108,487	$102,850	$97,994

Income before income taxes	$53,970	$56,760	$56,715	$55,603
Net income	$34,001	$35,759	$35,731	$35,029
Basic earnings per common share	$.31	$.33	$.33	$.33
Diluted earnings per common share	$.30	$.31	$.32	$.32

*	- Includes certain amounts that have been reclassified to conform to current year presentation.

SEI INVESTMENTS COMPANY AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

Description	Balance at Beginning of Year	Additions		(Deductions)	Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for doubtful accounts:
2003	$1,700	$—	$—	$—	$1,700
2002	$1,700	$—	$—	$—	$1,700
2001	$1,700	$—	$—	$—	$1,700

Deferred income tax valuation allowance:
2003	$7,842	$1,195	$—	$—	$9,037
2002	$6,022	$1,820	$—	$—	$7,842

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

(b) Change in Internal Control over Financial Reporting

Except as disclosed in Item 1 under the caption “Regulatory Considerations,” no change in our internal control over financial reporting occurred during the most recent fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

(a) Identification of Directors

Information with respect to the members of the Board of Directors of the Company is set forth under the caption “Election of Directors in Office” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

(b) Identification of Executive Officers

The executive officers of the Company are as follows:

ALFRED P. WEST, JR., 61, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.

CARMEN V. ROMEO, 60, has been an employee of the Company since March 1977. Mr. Romeo has been an Executive Vice President since December 1985 and a Director since June 1979. Mr. Romeo was Treasurer and Chief Financial Officer from June 1979 to September 1996.

CARL A. GUARINO, 46, has been an employee of the Company since April 1988. Mr. Guarino has been an Executive Vice President since March 2000 and a Senior Vice President since April 1988. Mr. Guarino was General Counsel from April 1988 to January 1994.

EDWARD D. LOUGHLIN, 53, has been an employee of the Company since September 1979. Mr. Loughlin has been an Executive Vice President since May 1993 and a Senior Vice President since January 1988.

DENNIS J. MCGONIGLE, 43, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and a Senior Vice President since May 1995.

WAYNE M. WITHROW, 48, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and a Senior Vice President since January 1994. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.

ROBERT F. CRUDUP, 56, has been an employee of the Company since 1987. Mr. Crudup has been an Executive Vice President since January 2001.

JOSEPH P. UJOBAI, 42, has been an employee of the Company since May 1998. Mr. Ujobai has been an Executive Vice President since May 2003 and a Senior Vice President since January 2001.

KEVIN P. ROBINS, 42, has been an employee of the Company since September 1992. Mr. Robins has been a Senior Vice President since January 1994. Mr. Robins was General Counsel from January 1994 to March 2000.

KATHY HEILIG, 45, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999 and Treasurer since May 1997.

MARK SAMUELS, 56, has been an employee of the Company since September 1992. Mr. Samuels has been a Senior Vice President since May 2001 and Director of Communications and Marketing since May 2000.

JUDITH E. TSCHIRGI, 50, has been an employee of the Company since May 1995. Ms. Tschirgi has been a Senior Vice President since January 2001 and Chief Information Officer since May 2002.

MARK NAGLE, 44, has been an employee of the Company since November 1996. Mr. Nagle has been a Senior Vice President since January 2001.

KENNETH G. ZIMMER, 47, has been an employee of the Company since April 1982. Mr. Zimmer has been a Senior Vice President since January 2001.

(c) Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to the Section 16(a) compliance of the directors and executive officers of the Company is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

(d) Code of Conduct

Information with respect to the Company’s Code of Conduct is set forth under the captions “Corporate Governance” and “Code of Conduct” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item is set forth under the caption “Executive Compensation” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information required by this item is set forth under the caption “Ownership of Shares” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2003. Material features of each of the plans reflected in the table are described in Note 8 to the Consolidated Financial Statements filed as part of our Annual Report on Form 10-K for the year ended December 31, 2003.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	13,369,150	$24.88	7,963,288
Equity compensation plans not approved by security holders (2)	1,119,762	7.09	—

Total	14,488,912	$23.51	7,963,288

(1)	Consists of: (i) the Amended and Restated 1998 Equity Compensation Plan, (ii) the SEI Investments Company Stock Option Plan, and (iii) the SEI Investments Company Stock Option Plan for Non-Employee Directors.
(2)	Consists solely of the SEI Investments Company 1997 Stock Option Plan (the “1997 Plan”). In December 1997, our Board of Directors adopted the 1997 Plan. At the time of its initial approval, the 1997 Plan was not submitted to, nor was it required to be submitted to, our shareholders for approval. The 1997 Plan was terminated by our Board of Directors in May 1998, and no further options may be granted under the 1997 Plan. However, options granted under the 1997 Plan prior to its termination continue in effect under the terms of the grant and the 1997 Plan. No officers or employee members of the Board of Directors of the Company or its affiliates were eligible to receive grants under the 1997 Plan.

Item 13. Certain Relationships and Related Transactions.

Information required by this item is set forth in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item is set forth under the caption “Ratification or Appointment of Independent Public Accountants” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1 and 2.	Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

Report of Independent Auditors
Consolidated Balance Sheets — December 31, 2003 and 2002
Consolidated Statements of Operations — For the years ended December 31, 2003, 2002, and 2001
Consolidated Statements of Shareholders’ Equity — For the years ended December 31, 2003, 2002, and 2001
Consolidated Statements of Cash Flows — For the years ended December 31, 2003, 2002, and 2001
Notes to Consolidated Financial Statements
Schedule II — Valuation and Qualifying Accounts and Reserves – For the years ended
December 31, 2003, 2002, and 2001

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits, Including Those Incorporated by Reference. The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K. The following reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003:

On October 20, 2003, we furnished a report on Form 8-K for our Third Quarter 2003 earnings announcement.

On December 18, 2003, we furnished a report on Form 8-K for the declaration of a dividend payable to shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date March 12, 2004	By	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date March 12, 2004	By	/s/ Alfred P. West, Jr. Alfred P. West, Jr. Chairman of the Board, Chief Executive Officer, and Director

Date March 12, 2004	By	/s/ Carmen V. Romeo Carmen V. Romeo Executive Vice President and Director

Date March 12, 2004	By	/s/ Richard B. Lieb Richard B. Lieb Director

Date March 12, 2004	By	/s/ William M. Doran William M. Doran Director

Date March 12, 2004	By	/s/ Henry H. Porter, Jr. Henry H. Porter, Jr. Director

Date March 12, 2004	By	/s/ Kathryn M. McCarthy Kathryn M. McCarthy Director

Date March 12, 2004	By	/s/ Sarah Blumenstein Sarah Blumenstein Director

EXHIBIT INDEX

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1	Articles of Incorporation of the Registrant as amended on January 21, 1983. (Incorporated by reference to exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982.)

3.1.2	Amendment to Articles of Incorporation of the Registrant, dated May 21, 1992. (Incorporated by reference to exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

3.1.3	Amendment to Articles of Incorporation of the Registrant, dated May 26, 1994. (Incorporated by reference to exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

3.1.4	Amendment to Articles of Incorporation of the Registrant, dated November 21, 1996. (Incorporated by reference to exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

3.1.5	Amendment to Articles of Incorporation of the Registrant, dated February 14, 2001. (Incorporated by reference to exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

3.2	By-Laws. (Incorporated by reference to exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1983.)

3.2.1	Amendment to By-Laws, dated December 19, 1988. (Incorporated by reference to exhibit 3.2.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

3.2.2	Amendment to By-Laws, dated July 12, 1990. (Incorporated by reference to exhibit 3.2.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.)

4.1	Form of Certificate for Shares of Common Stock. (Incorporated by reference to exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

4.2	Rights Agreement dated December 10, 1998. (Incorporated by reference to exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

Note: Exhibits 10.1 through 10.9 constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Registrant participate.

10.1	Stock Option Plan, Amended, Restated and Renewed as of February 11, 1997. (Incorporated by reference to exhibit 99(a) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.1.1	1997 Stock Option Plan. (Incorporated by reference to exhibit 99(b) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.1.2	1997 Option Share Deferral Plan. (Incorporated by reference to exhibit 99(c) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.1.3	1998 Equity Compensation Plan, Amended and Restated as of April 8, 2003. (Incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-111224) filed December 16, 2003.)

10.2	Employee Stock Ownership Plan. (Incorporated by reference to exhibit 10.3 (b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.)

10.3	Employee Stock Purchase Plan, Amended and Restated as of May 8, 1991. (Incorporated by reference to exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)

10.3.1	Employee Stock Purchase Plan as Amended and Restated on October 15, 1997. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.4	SEI Capital Accumulation Plan. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-41343) filed December 2, 1997.)

10.5	Stock Option Plan for Non-Employee Directors. (Incorporated by reference to exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

10.5.1	Amendment 1997-1 to the Stock Option Plan for Non-Employee Directors. (Incorporated by reference to exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.5.2	1997 Option Share Deferral Plan for Non-Employee Directors. (Incorporated by reference to exhibit 99(d) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.6	Employment Agreement, dated May 25, 1979, between Alfred P. West, Jr. and the Registrant. (Incorporated by reference to exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)

10.11	Directors and Officers Liability Insurance Policy. (Incorporated by reference to exhibit 10.9 to the Registrant’s Registration Statement on Form S-8 (No.2-78133) filed June 25, 1982.)

10.14	Credit Agreement, dated December 21, 2001 between PNC Bank, National Association and the registrant. (Incorporated by reference to exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.16	Master Lease Agreement, dated December 29, 1989, between Varilease Corporation and the Registrant, as amended. (Incorporated by reference to exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

10.17	Note Purchase Agreement, dated as of February 24, 1997, with respect to the issuance by the Registrant of $20,000,000 7.20% Senior Notes, Series A, due February 24, 2007, and $15,000,000 7.27% Senior Notes, Series B, due February 24, 2012. (Incorporated by reference to exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.17.1	First Amendment, dated December 15, 1998, to Note Purchase Agreement, dated February 24, 1997. (Incorporated by reference to exhibit 10.17.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.17.2	Second Amendment, dated February 19, 2003, to Note Purchase Agreement, dated February 24, 1997. (Incorporated by reference to exhibit 10.17.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

10.18	Term Loan Agreement, dated June 26, 2001 between Firstar Bank, National Association and the registrant. (Incorporated by reference to exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.19	$200,000 364 Day Credit Agreement, dated September 15, 2003, among SEI Investments Company, the lenders thereto, Bank One, N.A., The Bank of Nova Scotia, Union Bank of California, N.A., PNC Bank, National Association and Wachovia Bank, National Association. (Incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.)

10.19.1	First Amendment to the Loan Agreement, dated September 15, 2003, between SEI Investments Company and U.S. Bank National Association. (Incorporated by reference to exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.)

10.19.2*	Second Amendment to the Loan Agreement, dated January 31, 2004, between SEI Investments Company and U.S. Bank National Association.

14*	Code of Ethics for Senior Financial Officers.

21*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Public Accountants.

23.2	Notice regarding lack of consent of Arthur Andersen LLP. (Incorporated by reference to exhibit 23.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.

99.1*	Miscellaneous exhibit.

99.2	Miscellaneous exhibit. (Incorporated by reference to exhibit 99.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.