Form 10-Q
period 2004-03-31
SEI CORP
filed 2004-05-10
CIK 350894

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2004 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2004: 103,512,610 shares of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	March 31, 2004	December 31, 2003
Assets

Current Assets:

Cash and cash equivalents	$194,189	$199,953
Restricted cash	31,501	53,481
Receivables from regulated investment companies	28,234	27,187
Receivables, net of allowance for doubtful accounts of $1,700	63,120	59,425
Deferred income taxes	3,417	3,850
Prepaid expenses and other current assets	9,830	8,517

Total Current Assets	330,291	352,413

Property and Equipment, net of accumulated depreciation and amortization of $103,128 and $99,553	112,171	113,064

Capitalized Software, net of accumulated amortization of $17,616 and $17,078	27,172	21,115

Investments Available for Sale	66,651	70,560

Other Assets, net	39,033	35,477

Total Assets	$575,318	$592,629

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	March 31, 2004	December 31, 2003
Liabilities and Shareholders’ Equity

Current Liabilities:

Current portion of long-term debt	$13,198	$14,389
Accounts payable	8,066	7,427
Payable to regulated investment companies	21,153	43,099
Accrued liabilities	124,161	128,152
Deferred revenue	1,176	407

Total Current Liabilities	167,754	193,474

Long-term Debt	18,556	23,944

Deferred Income Taxes	12,698	11,438

Shareholders’ Equity:

Series Preferred stock, $.05 par value, 60 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 750,000 shares authorized; 104,156 and 104,869 shares issued and outstanding	1,042	1,049
Capital in excess of par value	248,579	246,068
Retained earnings	121,847	111,972
Accumulated other comprehensive gains, net	4,842	4,684

Total Shareholders’ Equity	376,310	363,773

Total Liabilities and Shareholders’ Equity	$575,318	$592,629

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
		2004		2003
Revenues		$167,161		$152,841

Expenses:
Operating and development		78,732		68,290
Sales and marketing		31,070		27,387
General and administrative		7,786		5,651

Income from operations		49,573		51,513

Equity in the earnings of unconsolidated affiliate		9,003		3,614
Net gain (loss) from investments		2,935		(106)
Interest income		933		1,242
Interest expense		(626)		(568)

Income before income taxes		61,818		55,695
Income taxes		22,409		20,607

Net income		39,409		35,088

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		949		(18)
Unrealized holding loss on investments:
Unrealized holding gains (losses) during the period net of income tax (expense) benefit of $(679) and $441	1,216		(807)
Less: reclassification adjustment for (gains) losses realized in net income, net of income tax expense (benefit) of $1,178 and $(274)	(2,007)	(791)	466	(341)

Other comprehensive income (loss)		158		(359)

Comprehensive income		$39,567		$34,729

Basic earnings per common share		$.38		$.33

Diluted earnings per common share		$.37		$.32

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$39,409	$35,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,202	4,380
Undistributed equity in the earnings of unconsolidated affiliate	(3,690)	(294)
Tax benefit on stock options exercised	1,882	2,248
Other	89	37
Change in current assets and liabilities:
Decrease (increase) in
Restricted cash	21,980	—
Receivables from regulated investment companies	(1,047)	327
Receivables	(3,695)	(10,155)
Prepaid expenses and other current assets	(1,313)	(682)
Increase (decrease) in
Accounts payable	639	(1,195)
Payable to regulated investment companies	(21,946)	—
Accrued expenses	5,448	(2,817)
Deferred revenue	769	1,505

Net cash provided by operating activities	42,727	28,442

Cash flows from investing activities:
Additions to property and equipment	(2,652)	(4,556)
Additions to capitalized software	(6,595)	(545)
Purchase of investments available for sale	(9,849)	(620)
Sale of investments available for sale	15,533	2,187
Other	2	127

Net cash used in investing activities	(3,561)	(3,407)

Cash flows from financing activities:
Payment on long-term debt	(6,579)	(5,389)
Purchase and retirement of common stock	(31,768)	(38,954)
Proceeds from issuance of common stock	2,856	4,794
Payment of dividends	(9,439)	(6,374)

Net cash used in financing activities	(44,930)	(45,923)

Net decrease in cash and cash equivalents	(5,764)	(20,888)

Cash and cash equivalents, beginning of period	199,953	165,724

Cash and cash equivalents, end of period	$194,189	$144,836

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(all figures are in thousands except per share data)

Note 1.	Summary of Significant Accounting Policies

Nature of Operations

SEI Investments Company (the “Company”) is organized around its primary target markets: Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. Private Banking and Trust provides investment processing, fund processing, and investment management solutions to banks and other trust institutions located in the United States and Canada. Investment Advisors provides investment management and investment processing solutions to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States. Enterprises provides retirement and treasury solutions to corporations, unions, municipalities, and hospitals, as well as an endowment solution for the not-for-profit market, in the United States. Money Managers provides mutual and pooled fund processing and investment processing solutions to investment managers and mutual fund companies located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds. Investments in New Businesses provides investment management and fund processing solutions to investment advisors, corporations, and money managers located outside the United States, as well as new initiatives in United States markets.

Summary Financial Information and Results of Operations

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

Interim Financial Information

While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s latest Annual Report on Form 10-K.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s principal subsidiaries are SEI Investments Distribution Company (“SIDCO”), SEI Investments Management Corporation (“SIMC”), and SEI Private Trust Company (“SPTC”). All inter-company accounts and transactions have been eliminated. Investment in unconsolidated affiliate is accounted for using the equity method due to the Company’s less than 50 percent ownership. The Company’s portion of the affiliate’s operating results is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations (See Note 6).

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents included $151,992 and $160,837 primarily invested in open-ended money market mutual funds of SEI Liquid Asset Trust and SEI Daily Income Trust at March 31, 2004 and December 31, 2003, respectively.

Restricted Cash

Restricted cash at March 31, 2004 and December 31, 2003 includes cash of $21,153 and $43,099, respectively, received for the benefit of customers of SIDCO in order to settle transactions for regulated investment companies (“RICs”) for which SIMC acts as the transfer agent. A corresponding liability is established for the payments to the RICs, and is reflected in Payable to regulated investment companies on the accompanying Consolidated Balance Sheets. The total balance of cash received from such parties is typically paid the following business day. Restricted cash also includes cash of $317 at March 31, 2004 reserved for payment of expenses of RICs for which SIMC serves as the administrator.

Additionally, Restricted cash at March 31, 2004 and December 31, 2003 includes $10,031 and $10,382, respectively, of cash segregated in compliance with federal and other regulations for SIDCO operations.

Property and Equipment

Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

	March 31, 2004	December 31, 2003	Estimated Useful Lives (In Years)
Equipment	$59,984	$59,030	3 to 5
Buildings	96,708	81,835	25 to 39
Land	9,379	9,379	N/A
Purchased software	23,822	23,313	3
Furniture and fixtures	16,361	15,888	3 to 5
Leasehold improvements	8,330	8,173	Lease Term
Construction in progress	715	14,999	N/A

	215,299	212,617
Less: Accumulated depreciation and amortization	(103,128)	(99,553)

Property and Equipment, net	$112,171	$113,064

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

Capitalized Software

The Company accounts for software development costs in accordance with the guidance established in Emerging Issues Task Force (“EITF”) Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and applies Statement of Position (“SOP”) 98-1 “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), for development costs associated with software products to be provided in a hosting environment. SOP 98-1 requires that costs incurred in the preliminary project and post implementation stages of an internal software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. The Company capitalized $6,595 and $545 of software development costs in accordance with SOP 98-1 during the three months ended March 31, 2004 and 2003, respectively.

Amortization of capitalized software development costs begins when the product is placed into service. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 4.5 years. Amortization expense was $538 and $433 during the three months ended March 31, 2004 and 2003, respectively, and is included in Operating and development expenses on the accompanying Consolidated Statements of Operations.

Revenue Recognition

The Company’s principal sources of revenues consist of information processing and software services; management, administration, advisory, and distribution of mutual funds; brokerage and consulting services; and other asset management products and services. Revenues from these services are recognized in the periods in which they are performed provided that pervasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned. Reimbursements received for out-of-pocket expenses incurred are recorded as revenue.

Earnings per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution from the exercise or conversion of securities into common stock, such as stock options.

	For the Three Month Period Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$39,409	104,878	$.38

Dilutive effect of stock options	—	2,571

Diluted earnings per common share	$39,409	107,449	$.37

	For the Three Month Period Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$35,088	105,766	$.33

Dilutive effect of stock options	—	3,800

Diluted earnings per common share	$35,088	109,566	$.32

Options to purchase 2,619 and 5,046 shares of common stock, with an average exercise price of $45.55 and $38.25, were outstanding during the first quarter of 2004 and 2003, respectively, but were excluded from the diluted earnings per common share calculation because the options’ exercise prices were greater than the average market price of the Company’s common stock.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and has presented the required SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), pro forma disclosure in the following table.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company’s fixed stock-based compensation. Had compensation cost been determined consistent with SFAS 123, as amended by SFAS 148, the Company’s net income would have been reduced to the following pro forma amounts:

	For the Three Month Period Ended March 31,
	2004	2003
Net income:
As reported	$39,409	$35,088
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,358)	(2,202)

Pro forma	$36,051	$32,886

Basic earnings per common share:
As reported	$.38	$.33
Pro forma	$.34	$.31

Diluted earnings per common share:
As reported	$.37	$.32
Pro forma	$.34	$.30

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash paid/received during the three months ended March 31 is as follows:

	2004	2003
Interest paid	$1,013	$1,072
Interest and dividends received	$890	$1,394
Income taxes paid	$429	—

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. The FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” (“FIN 46(R)”) which replaced FIN 46. Application of

FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. As of March 31, 2004, the Company had no investments in variable interest entities.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.	Comprehensive Income - The Company computes comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income includes net income, foreign currency translation adjustments, and unrealized holding gains and losses and is presented on the accompanying Consolidated Statements of Operations. Accumulated other comprehensive gains on the Consolidated Balance Sheets is the change from December 31, 2003 to March 31, 2004, which is as follows:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Gains
Beginning balance (Dec. 31, 2003)	$2,130	$2,554	$4,684
Current period change	949	(791)	158

Ending Balance (March 31, 2004)	$3,079	$1,763	$4,842

Note 3.	Receivables - Receivables on the accompanying Consolidated Balance Sheets consist of the following:

	March 31, 2004	December 31, 2003
Trade receivables	$18,119	$19,016
Fees earned, not billed	44,734	39,933
Other receivables	1,967	2,176

	64,820	61,125
Less: Allowance for doubtful accounts	(1,700)	(1,700)

	$63,120	$59,425

Fees earned, not billed represent receivables earned but unbilled and result from timing differences between services provided and contractual billing schedules. Other receivables include brokerage commissions earned but not yet collected.

Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets represent fees collected from the Company’s wholly-owned subsidiaries, SIDCO and SIMC, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies sponsored by the Company.

Note 4.	Investments Available for Sale - Investments available for sale consist primarily of investments in mutual funds sponsored by the Company. The Company accounts for investments in marketable securities pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of comprehensive income. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Operations.

	As of March 31, 2004
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Company-sponsored mutual funds	$54,872	$1,692	$(36)	$56,528
Equity securities	9,017	1,106	—	10,123

	$63,889	$2,798	$(36)	$66,651

	As of December 31, 2003
Company-sponsored mutual funds	$57,573	$3,207	$(136)	$60,644
Equity securities	8,935	981	—	9,916

	$66,508	$4,188	$(136)	$70,560

The net unrealized holding gains at March 31, 2004 were $1,763 (net of income tax expense of $999) and at December 31, 2003 were $2,554 (net of income tax expense of $1,498) and are reported as a separate component of Accumulated other comprehensive gains on the accompanying Consolidated Balance Sheets.

Management performs a review of all investments in marketable securities on a quarterly basis with regards to impairment. Factors considered in determining other-than-temporary impairment are significant or prolonged declines in the price of investments based on available market prices. Additional consideration is given to the ability to recover the carrying amount of the investment. The Company recorded an impairment charge of $595 related to other-than-temporary declines in fair value and is included in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations for the three month period ended March 31, 2003. The Company did not record an impairment charge related to other-than-temporary declines in fair value for any of its securities available-for-sale during the three month period ended March 31, 2004.

The Company recognized gross realized gains from available-for-sale securities of $3,077 during the first quarter 2004.

At March 31, 2004, the Company had gross unrealized losses of $36 that relate to a $24,851 investment in a Company-sponsored mutual fund that primarily invests in federal agency mortgage-backed securities. The gross unrealized losses from this investment are not considered as a precipitous decline in market value and were for a period of less than 12 months.

Note 5.	Derivative Instruments and Hedging Activities - The Company is exposed to market risk associated with its designated Investments available for sale. To provide some protection against potential market fluctuations associated with its investments available for sale, the Company has entered into various derivative financial transactions in the form of futures and equity contracts (“derivatives”).

The Company accounts for its derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company determines if the instrument qualifies as an effective fair value hedge in accordance with established accounting guidance. Changes in the fair value of a derivative that qualifies as a fair value hedge, along with changes in the fair value of the hedged asset, are recorded in current period earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value hedges to specific assets on the balance sheet. The Company evaluates, on an ongoing basis, whether each derivative remains an effective fair value hedge.

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

At March 31, 2004, Net gain from investments on the accompanying Consolidated Statements of Operations includes a net loss of $320 from hedge ineffectiveness.

The Company currently holds futures contracts with a notional amount of $3,374 with a financial institution for various terms. The Company also currently holds equity derivatives with a notional amount of $10,123 with a financial institution with various terms. During the three months ended March 31, 2004, the Company did not enter into or hold derivative financial instruments for trading purposes.

The following tabular disclosure provides information about the Company’s derivative financial instruments.

	Expected Maturity Date
	2004	2005	2006	Thereafter	Total
Equity	$—	10,123	—	—	$10,123
Futures	3,374	—	—	—	3,374

Total	$3,374	10,123	—	—	$13,497

Note 6.	Other Assets - Other assets on the accompanying Consolidated Balance Sheets consist of the following:

	March 31, 2004	December 31, 2003
Investment in unconsolidated affiliate	$27,110	$23,420
Other, net	11,923	12,057

Other assets	$39,033	$35,477

Other, net consists of long-term prepaid expenses, deposits and other investments carried at cost.

Investment in Unconsolidated Affiliate – The Company has an investment in the general partnership, LSV Asset Management (“LSV”). LSV is a registered investment advisor which provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds. The Company’s interest in LSV was approximately 46 percent and 44 percent for the first quarter of 2004 and 2003, respectively. LSV is accounted for using the equity method of accounting due to the Company’s less than 50 percent ownership. The Company’s portion of LSV’s net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.

On June 30, 2003, the Company entered into an Assignment and Purchase Agreement (the “Purchase Agreement”) to acquire an additional two percent interest in LSV. As a result of the Purchase Agreement, the Company’s total partnership interest in LSV increased to approximately 46 percent. The Company will allow new partners of LSV to buy such partnership interest at certain prices and dates. At March 31, 2004, the basis of the Company’s investment in LSV exceeded its underlying equity in the net assets of LSV by $8,049. The Company accounts for this amount as goodwill embedded in their investment in LSV. The Company does not record amortization expense associated with such embedded goodwill but assesses whether such embedded goodwill is impaired on an annual basis. The embedded goodwill in LSV was not deemed impaired during the twelve month period ended March 31, 2004. In addition, the Purchase Agreement contains a contingent payment provision applicable in the event of the sale of a certain percentage of the Partnership’s business and assets. The contingent payment provision expires on January 1, 2006.

The following table contains the condensed statements of operations of LSV for the three months ended March 31:

	2004	2003
Revenues	$22,715	$10,788

Net income	$19,430	$8,243

The following table contains the condensed balance sheets of LSV:

	March 31, 2004	December 31, 2003
Current assets	$41,713	$34,813
Non-current assets	363	363

Total assets	$42,076	$35,176

Current liabilities	$2,132	$2,955
Partners’ capital	39,944	32,221

Total liabilities and partners’ capital	$42,076	$35,176

Note 7.	Accrued Liabilities - Accrued liabilities on the accompanying Consolidated Balance Sheets consist of the following:

	March 31, 2004	December 31, 2003
Accrued compensation	$15,816	$30,814
Accrued income taxes	28,181	10,559
Accrued proprietary fund services	12,980	9,407
Accrued brokerage fees	8,261	7,721
Other accrued liabilities	58,923	69,651

Total accrued liabilities	$124,161	$128,152

Note 8.	Short-term Debt - On June 30, 2003, the Company had a payable to LSV in the amount of $7,250, which bears interest at the rate of four percent per annum and is to be repaid in six quarterly installments beginning July 1, 2003. Principal payments are made at the beginning of each quarter. The Company made its scheduled payment of $1,191 in January 2004. The remaining unpaid principal balance at March 31, 2004 was $3,642.

On September 15, 2003 (the “Closing Date”), the Company entered into a $200,000 364-Day Credit Agreement (the “Credit Facility”). The Credit Facility became available on the Closing Date and ends 364 days after the Closing Date (the “Termination Date”). At the Termination Date, any aggregate principal amount of loans outstanding under the Credit Facility will, at the Company’s option, convert to a one-year term loan, payable in four equal quarterly installments. The Credit Facility, when utilized, will accrue interest at the Company’s option of either the Prime Rate or one percent above the London Interbank Offer Rate (“LIBOR”). The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the daily unused portion of the Credit Facility. The Credit Facility contains various covenants, including limitations of indebtedness or liens, maintenance of minimum net worth levels, and restrictions on certain investments. None of these covenants currently negatively affect the Company’s liquidity or capital resources. As of March 31, 2004, the Company had no borrowings under the Credit Facility.

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

Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $4,000 in February 2004. The remaining unpaid principal balance of the Notes at March 31, 2004 was $17,000, of which $4,000 is classified as current.

On June 26, 2001 the Company entered into a loan agreement (the “Agreement”) with a separate lending institution. The Agreement provides for borrowing up to $25,000 in the form of a term loan, and expires on March 31, 2006 and is payable in seventeen equal quarterly installments. The Agreement provides the Company the option to have interest accrued at either the lower of the Prime rate or one and thirty-five hundredths of one percent above LIBOR. The Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. None of these covenants negatively affect the Company’s liquidity or capital resources. On August 2, 2001, the Company borrowed the full $25,000. The Company made its scheduled payment of $1,388 in March 2004. The remaining unpaid principal balance of the Agreement at March 31, 2004 was $11,112, of which $5,556 is classified as current. The interest rate being applied at March 31, 2004 was 2.51%.

The Company was in compliance with all covenants associated with its long-term debt during the three month period ended March 31, 2004.

Note 10.	Common Stock Buyback - The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $803,365, which includes an additional authorization of $50,000 on April 28, 2004. Through March 31, 2004, a total of 110,965,000 shares at an aggregate cost of $733,517 have been purchased and retired. The Company purchased 948,000 shares at a total cost of $31,768 during the three month period ended March 31, 2004.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 11.	Segment Information - The Company defines its business segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 establishes standards for the way public business enterprises report financial information about operating segments in financial statements. SFAS 131 also requires additional disclosures about product and services, geographic areas, and major customers.

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

Private Banking and Trust provides investment processing, fund processing, and investment management solutions to banks and other trust institutions located in the United States and Canada. Investment Advisors provides investment management and investment processing solutions to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States. Enterprises provides retirement and treasury solutions to corporations, unions, municipalities, and hospitals and an endowment solution for the not-for-profit market in the United States. Money Managers provides mutual and pooled fund processing and investment processing solutions to investment managers and mutual fund companies located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds. Investments in New Businesses provides investment management and fund processing solutions to investment advisors, corporations, and money managers located outside the United States, as well as new initiatives in United States markets.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2004 and 2003. Management evaluates Company assets on a consolidated basis during interim periods.

The following tables highlight certain unaudited financial information about each of the Company’s segments for the three months ended March 31, 2004 and 2003.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Three Month Period Ended March 31, 2004
Revenues	$74,593	$43,183	$16,235	$16,904	$16,246		$167,161

Operating income (loss)	$27,503	$23,821	$7,844	$2,916	$(4,725)	$(7,786)	$49,573

Other income, net							$12,245

Income before income taxes							$61,818

Depreciation and amortization	$2,384	$665	$203	$318	$386	$246	$4,202

Capital expenditures	$4,905	$1,584	$720	$506	$1,078	$454	$9,247

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Three Month Period Ended March 31, 2003
Revenues	$79,060	$35,913	$14,024	$12,403	$11,441		$152,841

Operating income (loss)	$33,601	$19,603	$6,436	$1,970	$(4,446)	$(5,651)	$51,513

Other income, net							$4,182

Income before income taxes							$55,695

Depreciation and amortization	$2,590	$824	$210	$312	$313	$131	$4,380

Capital expenditures	$2,728	$823	$374	$284	$655	$237	$5,101

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at March 31, 2004 and 2003, the consolidated results of operations for the three months ended March 31, 2004 and 2003 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

SEI Investments Company is a leading global provider of outsourcing business solutions for investment processing, mutual fund processing, and investment management for the financial services industry. As of March 31, 2004, through our subsidiaries and partnerships in which we have a significant interest, we managed approximately $96 billion in assets and administered approximately $272 billion in mutual fund and pooled assets.

Our mission is to deliver comprehensive business solutions to our clients by focusing on innovative, complete business solutions strongly enabled by technology. These business solutions employ an operational model that is both scalable and leverageable across all business lines. We are organized around the markets we serve and can leverage cross-market learning. This enables us to deliver solutions that can satisfy the needs of our clients regardless of the financial sector in which our clients operate.

Products and Services

Investment Processing

The investment processing solution utilizes our proprietary software system to track investment activities in multiple types of investment accounts, including personal trust, corporate trust, institutional trust, and non-trust investment accounts. This core accounting application offers investment functionality to administer investment accounting, client administration, portfolio analysis, reporting, and trade-order processing for both domestic and global securities. The investment processing solution allows banks and trust companies to outsource trust and investment related functions through either an application services provider (ASP) model or a business services provider (BSP) model. Revenues are primarily earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services. Revenues are also earned as transaction-based fees for providing securities valuation and trade-execution services.

Investment Management Programs

Investment management programs consist of mutual funds, alternative investments and separate accounts offering a range of investment solutions to help clients satisfy their investment management requirements. These include a series of money market, equity, fixed-income and alternative investment portfolios, primarily in the form of registered investment companies. We serve as the administrator for the mutual funds and also act as the investment advisor for many of these products. Revenues are primarily earned as a percentage of average assets under management.

Fund Processing

We offer a full range of administration and distribution support services to mutual funds, collective funds, hedge funds, fund of funds, private equity funds and other types of investment funds. Typically, the client is the fund sponsor and investment advisor, and the funds are sold to customers of the client. Administration services include fund accounting, trustee and custodial support, legal support, transfer agency and shareholder servicing. Distribution support services range from providing high level market and industry insight and analysis to identifying distribution opportunities and establishing a sound marketing strategy to launch new products. Revenues from our fund processing solution are earned as a percentage of average assets under administration of the fund complexes sponsored by our clients.

Business Segments

Products and services are offered as complete outsourced business solutions to the financial services industry. We are organized around our target markets. Financial information about each segment is contained in Note 11 to the Consolidated Financial Statements. Our business segments are:

Private Banking and Trust - provides investment processing, fund processing, and investment management solutions to banks and other trust institutions located in the United States and Canada;

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

Money Managers - provides mutual and pooled fund processing and investment processing solutions to investment managers and mutual fund companies in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds; and

Investments in New Businesses - provides investment management and fund processing solutions to investment advisors, corporations, and money managers located outside the United States. This segment also includes other new initiatives in markets in the United States.

Financial Results

Revenues, Expenses and Income from Operations by segment for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 were as follows:

	For the Three Months Ended March 31,
	2004	2003	Percent Change
Revenues

Private Banking and Trust:	$74,593	$79,060	(6)%
Investment Advisors:	43,183	35,913	20%
Enterprises:	16,235	14,024	16%
Money Managers:	16,904	12,403	36%
Investments in New Businesses:	16,246	11,441	42%

Total Consolidated Revenues:	167,161	152,841	9%

Operating and development expenses

Private Banking and Trust:	37,810	36,879	3%
Investment Advisors:	12,496	10,028	25%
Enterprises:	4,070	3,562	14%
Money Managers:	10,474	7,314	43%
Investments in New Businesses:	13,882	10,507	32%

Total Operating and development expenses	78,732	68,290	15%

Sales and marketing expenses

Private Banking and Trust:	9,280	8,580	8%
Investment Advisors:	6,866	6,282	9%
Enterprises:	4,321	4,026	7%
Money Managers:	3,514	3,119	13%
Investments in New Businesses:	7,089	5,380	32%

Total Sales and marketing expenses	31,070	27,387	13%
General and administrative	7,786	5,651	38%

Total Consolidated Costs and Expenses:	117,588	101,328	16%

Income from Operations

Private Banking and Trust:	27,503	33,601	(18)%
Investment Advisors:	23,821	19,603	22%
Enterprises:	7,844	6,436	22%
Money Managers:	2,916	1,970	48%
Investments in New Businesses:	(4,725)	(4,446)	(6)%
General and administrative	(7,786)	(5,651)	(38)%

Total Consolidated Income from Operations:	49,573	51,513	(4)%

Other income, net	12,245	4,182	193%

Income before income taxes	61,818	55,695	11%

Income taxes	22,409	20,607	9%

Net income	$39,409	$35,088	12%

Diluted earnings per share	$.37	$.32	16%

Asset Balances	As of March 31,		Percent Change
(In millions)	2004	2003
Assets invested in equity and fixed-income programs	$52,907	$39,954	32%
Assets of unconsolidated affiliate invested in equity and fixed-income programs	18,444	8,391	120%
Assets invested in collective trust fund programs	11,321	9,558	18%
Assets invested in liquidity funds	13,380	20,316	(34)%

Assets under management	96,052	78,219	23%
Client proprietary assets under administration	176,421	152,271	16%

Assets under management and administration	$272,473	$230,490	18%

Asset figures shown above represent assets of our clients or their customers for which we provide management and/or administrative services and are excluded from the accompanying balance sheets, since we do not own these assets. Assets of unconsolidated affiliate represent assets of their clients or their customers for which they provide management services. Assets invested in collective trust fund programs consist of total assets of our clients or their customers invested in our collective investment trust funds. Assets under management consist of total assets of our clients or their customers invested in our equity and fixed-income investment programs, collective trust fund programs, and liquidity funds for which we provide asset management services. Assets under management and administration consist of total assets of our clients or their customers for which we provide administrative services, including client proprietary fund balances for which we provide administration and/or distribution services.

Consolidated

Consolidated revenues increased $14.3 million, or nine percent, to $167.1 million for the three months ended March 31, 2004 compared with the three months ended March 31, 2003. Asset-based fees from our investment management programs accounted for the majority of the increase in our revenues as a result of higher levels of assets under management. The contributors to this growth were market appreciation in the value of assets managed for existing clients and new client sales during the past year. Fund processing fees from offshore and hedge funds increased significantly, mainly due to new client sales. However, fund processing fees earned from bank clients were significantly reduced because of the loss of a large bank client in early 2003. This decline offset a substantial portion of the increase in fund processing revenues. Revenues in the first quarter 2003 included non-recurring brokerage fees resulting primarily from transition management services provided to our mutual funds during a portfolio restructuring resulting from a change in the funds’ sub-advisors.

Income from operations and operating margin decreased relative to the corresponding quarter in 2003. Operating margins were 30 percent for the first quarter 2004, down from 34 percent in 2003. Profitability growth was hindered by an increased level of non-capitalized investment spending in our technology and infrastructure for supporting new business solutions. A large portion of this investment spending is for the Desktop and Global Investment Processing Platforms. These platforms are expected to provide new revenue opportunities and increase operational efficiencies. Compensation costs increased over the comparable quarter in 2003. Sales compensation costs increased primarily due to new sales events. Salary and incentive compensation expense also increased in 2004. We also incurred certain one time costs for the relocation of our data center to our corporate headquarters and the migration of client data to a new platform for processing third party mutual funds.

Business Segments

Private Banking and Trust

	Three Months Ended
	March 31, 2004	March 31, 2003	Percent Change
Revenues:
Investment processing fees	$55,853	$56,678	(1)%
Fund processing fees	9,701	12,335	(21)%
Investment management fees	9,039	10,047	(10)%

Total revenues	$74,593	$79,060	(6)%

Revenues declined $4.4 million, or six percent. The net decrease consisted of the following items:

•	The loss of a large fund processing bank client in early 2003;

•	Lower non-recurring investment processing project fees;

•	Lower levels of assets invested in our liquidity funds by our bank clients due to the discontinuation of our repurchase program in late 2003; offset by

•	An increase in recurring revenues from new investment processing clients of our BSP model.

Operating margin decreased to 37%, as compared to 43% in the first quarter of 2003. Operating income decreased by $6.1 million, or 18 percent. The net decrease consisted of the following items:

•	Increased non-capitalized technology spending related to the further development of our straight-through processing global platforms;

•	Expenses related to the relocation of our data center to our corporate headquarters; offset by

•	A corresponding decrease in direct expenses associated with the loss of the fund processing bank client noted above.

Investment Advisors

Revenues increased $7.3 million, or 20 percent. The net increase consisted of the following items:

•	Market appreciation of assets under management because of improved capital markets;

•	Positive net cash flow in the quarter into our asset management programs; less

•	Increased non-recurring brokerage fees related to money manager transitions in the first quarter of 2003.

Operating margin remained flat at 55%. Operating income increased $4.2 million, or 22 percent. The net increase consisted of the following items:

•	An increase in revenues; less

•	Increased non-capitalized investment spending in developing new products and services, mainly technology;

•	One-time costs incurred in connection with the migration of client data to a new platform for processing third party mutual funds; and

•	Increased sales commissions relating to new sales events.

Enterprises

Revenues increased $2.2 million, or 16 percent. The net increase consisted of the following items:

•	Market appreciation of assets under management because of improved capital markets;

•	Asset funding from new sales of our retirement solutions during the past year; less

•	Increased non-recurring brokerage fees related to money manager transitions in the first quarter of 2003.

Operating margin increased to 48 percent, up from 46 percent. Operating income increased $1.4 million, or 22 percent. The net increase consisted of the following items:

•	An increase in revenues; offset by

•	Increased compensation costs, including salaries, sales and non-sales bonuses; and

•	Increased non-capitalized investment spending in new services.

Money Managers

Revenues increased $4.5 million, or 36 percent. The net increase consisted of the following items:

•	Sales of new business in the alternative investments marketplace; and

•	Improved cash flows into product offerings, and to a lesser extent market appreciation, from existing clients of all types.

Operating margin increased to 17 percent, up from 16 percent. Operating income increased $0.9 million, or 48 percent. The net increase consisted of the following items:

•	Improved scale due to an increase in revenues; less

•	Increased spending on personnel and other operating costs to support new business; and

•	Increased spending relating to our newer strategies for separately managed accounts and total operational outsourcing.

Investments in New Businesses

Revenues increased $4.8 million, or 42 percent. The net increase consisted of the following items:

•	New and existing investment management relationships established with institutions in Europe, the United Kingdom and Canada; and

•	Market appreciation of assets under management because of improved capital markets.

Losses from operations increased $0.3 million, or six percent. The net increase in losses consisted of the following items:

•	Increased direct expenses associated with higher levels of assets from existing and new clients; and

•	Increased spending on personnel and other operating costs to support new business.

Other

General and administrative expenses

General and administrative expenses primarily consist of corporate overhead costs and other costs not directly attributable to a reportable business segment. The increase in these expenses was primarily due to modifications to enhance our compliance procedures. We expect that the increased level of general and administrative expenses will continue.

Other Income

Other income on the accompanying Consolidated Statements of Operations consists of the following:

	Three Months Ended
	March 31, 2004	March 31, 2003	Percent Change
Equity in the earnings of unconsolidated affiliate	$9,003	$3,614	149%
Net gain / (loss) from investments	2,935	(106)	N/A
Interest income	933	1,242	(25)%
Interest expense	(626)	(568)	10%

Total other income, net	$12,245	$4,182	193%

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations includes our less than 50 percent ownership in the general partnership of LSV (See Note 6 to Consolidated Financial Statements). The increase in LSV’s net earnings is due to an increase in assets under management.

Net gain (loss) from investments consists of the following:

	Three Months Ended
	March 31, 2004	March 31, 2003
Realized gain (loss) from sales of marketable securities	$3,077	$(145)
(Decrease) increase in fair value of derivative financial instruments	(320)	658
Other-than-temporary declines in market value	—	(595)
Other realized gains (losses)	178	(24)

Net gain (loss) on investments	$2,935	$(106)

Derivative financial instruments are used to minimize the price risk associated with changes in the fair value of our seed investments in new investments being offered over the life of the investments. These derivative financial investments did not qualify for hedge accounting under current accounting rules. As a result, changes in the fair value of these derivative financial instruments were recorded in current period earnings whereas the change in the fair value of the hedged asset will be realized upon sale in future period earnings. Management’s decision to enter into derivative financial instruments that do not qualify for hedge accounting may cause volatility in quarterly earnings (See Note 5 to Consolidated Financial Statements).

Management performs a review of all investments in marketable securities on a quarterly basis with regards to impairment. Factors considered in determining other-than-temporary impairment are significant or prolonged declines in the price of investments based on available market prices. Additional consideration is given to the ability to recover the carrying amount of the investment (See Note 4 to Consolidated Financial Statements).

Interest income is earned based upon the amount of cash that is invested daily. Fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period and/or changes in interest rates.

Interest expense is directly attributable to our long-term debt and other borrowings. The increase in interest expense in the first quarter 2004 as compared to the first quarter 2003 was mainly due to the interest costs associated with the Credit Facility agreement that was entered into on September 15, 2003.

Income Taxes

Our effective tax rates were 36.25 and 37.00 percent for the three months ended March 31, 2004 and 2003, respectively. The rate reduction in 2004, compared to 2003, was due to an increase in the amount of research and development expenditures for which we are claiming a tax credit and a reassessment of our valuation allowance for capital losses. Certain expenditures associated with research and development which qualified for a tax credit reduced our tax liability and effective tax rate.

Diluted Earnings per Common Share

Diluted earnings per share grew at a greater rate of growth as compared to net income because of a decrease in the number of shares used to calculate diluted earnings per share which is a direct result of our stock repurchase program.

Trends, Uncertainties, and Other Factors

The general business climate that existed during the past few years included volatile capital markets, economic uncertainty and delayed strategic decisions by our clients and by the customers of our clients. This resulted in reduced asset-based fees due to fewer assets under management and administration, greater levels of redemptions of existing assets, and reduced inflows of new assets. If the economy continues to recover, we are optimistic about our ability to generate new business and cross-sell our services to existing clients as they seek new alternatives to generate revenue growth while controlling costs. Continued adverse volatility in the capital markets, however, could negatively affect our future revenues and earnings.

As has been the case in prior years, consolidations among our bank clients continue to be a strategic challenge for our Private Banking and Trust segment. The impact of bank consolidations, including recent merger announcements, could positively or negatively alter our client base and significantly affect our revenues and earnings.

Over the last three years, the fund processing business in the large bank market has seen substantial commoditization. This has caused fee compression, while the level of services required by our clients has increased. These factors have had a significant effect on our profitability for this line of business. In response to this trend, we have developed a long-term strategy that treats mutual fund services as a single component of a full back and middle office business outsourcing solution. We believe that this new strategy will enhance this product offering as part of a larger solution.

One of our primary competitors in the investment processing business recently announced their intention to exit this business. We are currently seeking to establish new relationships with the clients of this competitor as they pursue new providers. We believe this presents us with opportunities to acquire new bank clients of our investment processing solutions.

The Investment Advisors segment is currently reshaping our advisor distribution force into a focused distribution channel supported by our business platforms by concentrating our efforts on those advisors that generate the majority of our business. By providing a more comprehensive range of investment products and business solutions to a smaller number of clients, we believe we will enable our clients to better serve their customers and allow them to further grow their business. We will continue to allow those advisors outside of our core network to maintain their relationship with us; however, we will not offer any new services to them. This could lead to an increase in the level of redemptions in assets under management.

We expect continued investment in new initiatives related to the development of new solutions that can be leveraged across our business segments. These investments are centered around developing new technologies and building the necessary infrastructure to support these new solutions.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2004	2003
Net cash provided by operating activities	$42,727	$28,442
Net cash used in investing activities	(3,561)	(3,407)
Net cash used in financing activities	(44,930)	(45,923)

Net decrease in cash and cash equivalents	(5,764)	(20,888)

Cash and cash equivalents, beginning of period	199,953	165,724

Cash and cash equivalents, end of period	$194,189	$144,836

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. We currently have a Credit Facility that provides for borrowings of up to $200.0 million. The availability of the Credit Facility is subject to compliance with certain covenants set forth in the agreement (See Note 8 to Consolidated Financial Statements). At March 31, 2004, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $194.2 million and the full amount available through the Credit Facility of $200.0 million.

Net cash provided by operating activities increased in 2004 primarily due to an increase in net income, increased collections of trade receivables, and an increase in various accrued expenses.

Net cash used in investing activities primarily includes the capitalization of costs incurred in developing computer software and capital expenditures related to property, plant and equipment. Expenditures for software development were $6.6 million in 2004 and $0.5 million in 2003. This increase was due to a higher amount of software development costs eligible for capitalization associated with the Desktop and Global Investment Processing Platforms (See Note 1 to the Consolidated Financial Statements). Capital expenditures for property, plant and equipment were $2.7 million in 2004 and $4.6 million in 2003 and were primarily for the expansion of our corporate headquarters. We completed the construction on our new data center in early 2004.

Net cash used in financing activities primarily includes the repurchase of our common stock, principal payments on our debt, and dividend payments. We made principal payments of $6.6 million relating to our debt arrangements in 2004. Our debt is subject to various covenants contained in each lending agreement. Currently these covenants do not negatively affect our liquidity (See Note 9 to Consolidated Financial Statements).

Our Board of Directors has authorized the repurchase of our common stock of up to $803.4 million, which includes an additional authorization of $50.0 million on April 28, 2004. Through April 30, 2004, we repurchased approximately 111.6 million shares of our common stock at a cost of $752.8 million and had $50.6 million of authorization remaining for the purchase of our common stock under this program (See Note 10 to the Consolidated Financial Statements).

Cash dividends paid were $9.4 million or $.09 per share in the first quarter of 2004 and $6.4 million or $.06 per share in the first quarter of 2003. Our Board of Directors has indicated its intention to continue making cash dividend payments.

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

Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our Annual Report on Form 10-K. These risks include the following:

•	changes in capital markets which may affect our revenues and earnings;

•	changes in interest rates;

•	the performance of the funds we manage;

•	consolidation within our target markets, including consolidations between banks and other financial institutions;

•	systems and technology risks;

•	operational risks associated with the processing of investment transactions;

•	third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;

•	retention of senior management personnel; and

•	the effect of extensive governmental regulation.

The Company and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with the Securities and Exchange Commission (“SEC”) as an investment adviser, a broker-dealer, a transfer agent, an investment company or with the United States Office of Thrift Supervision or state banking authorities as a trust company. Our broker-dealer is also a member of the National Association of Securities Dealers and is subject to its rules and oversight. In addition, various subsidiaries of the Company are registered with, and subject to the oversight of, regulatory authorities in the United Kingdom and the Republic of Ireland. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment companies and their service providers could have a significant impact on us. We have responded and are currently responding to various regulatory examinations and requests and are generally implementing changes and reviewing our compliance procedures and business operations. These activities resulted in increased general and administrative costs during the first quarter of 2004 and are expected to result in higher general and administrative costs, in amounts which may be material and which could affect our future operations and financial results.

We offer investment and banking products that also are subject to regulation by the federal and state securities and banking authorities, as well as non-United States regulatory authorities, where applicable. Existing or future regulations that affect these products could lead to a reduction in sales of these products. Directed brokerage payment arrangements offered by us are also subject to the SEC and other federal regulatory authorities. Changes in the regulation of directed brokerage or soft dollar payment arrangements could affect sales of some services, primarily our brokerage services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Concentration of Credit Risk – Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade receivables. Cash equivalents are principally invested in short-term money market funds or placed with major banks and high credit qualified financial institutions. Concentrations of credit risk with respect to our receivables are limited due to the large number of clients and their dispersion across geographic areas. No single group or customer represents greater than ten percent of total accounts receivable.

Foreign Currency Risk – We transact business in the local currencies of various foreign countries, principally Canada, Europe and Asia. The total of all of our foreign operations only accounts for less than ten percent of total consolidated revenues. Also, most of our foreign operations match local currency revenues with local currency costs. Due to these reasons, we do not hedge against foreign operations nor do we expect any material loss with respect to foreign currency risk.

Price Risk –We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. To provide protection against potential fair value changes for these investments, we have entered into various derivative financial instruments. As of March 31, 2004, we held derivative financial instruments with a notional amount of $13.5 million with various terms, generally less than two years. Changes in the fair value of the derivative financial instruments are recognized in current period earnings, whereas, the change in the fair value of the investment is recorded on the balance sheet in accumulated other comprehensive income. Therefore, changes in the fair value of the derivative financial instrument and changes in the fair value of the investment are not recognized through earnings in the same period. We did not enter into or hold any derivative financial instruments for trading purposes during 2004 or 2003.

Current period earnings includes a loss of $0.3 million, compared to a gain of $0.6 million in 2003 relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of these derivative financial instruments would not be material to our results of operations, financial position, or liquidity. We recorded an impairment charge of $0.6 million in 2003 related to other-than-temporary declines in the fair value of certain securities held within our investment portfolio. We did not record an impairment charge related to other-than-temporary declines in fair market value in 2004.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Our Board of Directors has authorized the repurchase of up to $803.4 million of our common stock, which includes an additional authorization of $50.0 million on April 28, 2004. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended March 31, 2004 is as follows:

For the month ended in the first quarter	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced repurchase program since inception	Maximum approximate value of shares that may yet be purchased
January	—	—	110,017,000	$51,616
February	5,000	33.96	110,022,000	51,446
March	943,000	33.51	110,956,000	19,848

	948,000	$33.51

Item 6. Exhibits and Reports on Form 8-K

(a)	The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

(b)	Reports on Form 8-K

On February 2, 2004, we furnished a report on Form 8-K for our Fourth Quarter 2003 earnings announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date May 10, 2004	By	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer