Form 10-Q
period 2004-06-30
SEI INVESTMENTS CO
filed 2004-08-06
CIK 350894

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2004: 103,086,507 shares of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	June 30, 2004	December 31, 2003
Assets

Current Assets:

Cash and cash equivalents	$162,883	$199,953
Restricted cash	11,650	53,481
Receivables from regulated investment companies	26,195	27,178
Receivables, net of allowance for doubtful accounts of $1,700	68,604	59,434
Prepaid expenses and other current assets	8,807	8,517
Deferred income taxes	2,266	3,850

Total Current Assets	280,405	352,413

Property and Equipment, net of accumulated depreciation and amortization of $93,685 and $99,553	111,886	113,064

Capitalized Software, net of accumulated amortization of $17,274 and $17,078	34,612	21,115

Investments Available for Sale	67,061	70,560

Other Assets, net	41,312	35,477

Total Assets	$535,276	$592,629

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	June 30, 2004	December 31, 2003
Liabilities and Shareholders’ Equity

Current Liabilities:

Short-term debt and current portion of long-term debt	$11,996	$14,389
Accounts payable	8,916	7,427
Payable to regulated investment companies	1,591	43,099
Accrued liabilities	113,521	128,152
Deferred revenue	41	407

Total Current Liabilities	136,065	193,474

Long-term Debt	17,167	23,944

Deferred Income Taxes	15,563	11,438

Shareholders’ Equity:

Common stock, $.01 par value, 750,000 shares authorized; 102,927 and 104,869 shares issued and outstanding	1,029	1,049
Capital in excess of par value	248,750	246,068
Retained earnings	113,589	111,972
Accumulated other comprehensive gains	3,113	4,684

Total Shareholders’ Equity	366,481	363,773

Total Liabilities and Shareholders’ Equity	$535,276	$592,629

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
		2004		2003
Revenues		$169,162		$156,225

Expenses:
Operating and development		74,596		69,964
Sales and marketing		34,557		29,167
General and administrative		7,811		4,835

Income from operations		52,198		52,259

Equity in the earnings of unconsolidated affiliate		10,680		4,861
Net gain (loss) from investments		1,356		(4,076)
Interest income		904		1,365
Interest expense		(505)		(519)
Other income		—		509

Income before income taxes		64,633		54,399
Income taxes		23,429		20,128

Net income		41,204		34,271

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		(275)		1,115
Unrealized holding (loss) gain on investments:
Unrealized holding (losses) gains during the period, net of income tax benefit (expense) of $473 and $(1,359)	(834)		2,391
Less: reclassification adjustment for (gains) losses realized in net income, net of income tax expense (benefit) of $353 and $(149)	(620)	(1,454)	254	2,645

Other comprehensive (loss) income		(1,729)		3,760

Comprehensive income		$39,475		$38,031

Basic earnings per common share		$.40		$.33

Diluted earnings per common share		$.39		$.32

Dividends declared per common share		$.10		$.07

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,
		2004		2003
Revenues		$336,323		$309,066

Expenses:
Operating and development		153,328		138,254
Sales and marketing		65,627		56,554
General and administrative		15,597		10,486

Income from operations		101,771		103,772

Equity in the earnings of unconsolidated affiliate		19,683		8,475
Net gain (loss) from investments		4,291		(4,182)
Interest income		1,837		2,607
Interest expense		(1,131)		(1,087)
Other income		—		509

Income before income taxes		126,451		110,094
Income taxes		45,838		40,735

Net income		80,613		69,359

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		674		1,097
Unrealized holding (loss) gain on investments:
Unrealized holding gains during the period, net of income tax expense of $206 and $918	382		1,584
Less: reclassification adjustment for (gains) losses realized in net income, net of income tax expense (benefit) of $1,531 and ($423)	(2,627)	(2,245)	720	2,304

Other comprehensive (loss) income		(1,571)		3,401

Comprehensive income		$79,042		$72,760

Basic earnings per common share		$.77		$.66

Diluted earnings per common share		$.76		$.64

Dividends declared per common share		$.10		$.07

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$80,613	$69,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,216	8,627
Undistributed equity in the earnings of unconsolidated affiliate	(6,408)	(2,671)
Tax benefit on stock options exercised	3,773	6,064
Other	3,488	4,026
Change in current assets and liabilities:
Decrease (increase) in
Restricted cash	41,831	—
Receivables from regulated investment companies	992	(753)
Receivables	(9,179)	(3,104)
Prepaid expenses and other current assets	(290)	(320)
Increase (decrease) in
Accounts payable	1,489	(1,250)
Payable to regulated investment companies	(41,508)	—
Accrued liabilities	(5,192)	(15,449)
Deferred revenue	(366)	(26)

Net cash provided by operating activities	77,459	64,503

Cash flows from investing activities:
Additions to property and equipment	(5,924)	(10,336)
Additions to capitalized software	(14,573)	(2,437)
Purchase of investments available for sale	(25,282)	(7,413)
Sale of investments available for sale	29,966	14,243
Other	—	(367)

Net cash used in investing activities	(15,813)	(6,310)

Cash flows from financing activities:
Payment on long-term debt	(9,170)	(6,778)
Purchase and retirement of common stock	(74,369)	(57,272)
Proceeds from issuance of common stock	4,571	10,106
Payment of dividends	(19,748)	(13,702)

Net cash used in financing activities	(98,716)	(67,646)

Net decrease in cash and cash equivalents	(37,070)	(9,453)

Cash and cash equivalents, beginning of period	199,953	165,724

Cash and cash equivalents, end of period	$162,883	$156,271

Non-cash investing activity:
Issuance of note for additional interest in unconsolidated affiliate	—	$7,250

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(all figures are in thousands except per share data)

Note 1.	Summary of Significant Accounting Policies

Nature of Operations

SEI Investments Company (the “Company”) is organized around its primary target markets: Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. Private Banking and Trust provides investment processing, fund processing, and investment management solutions to banks and other trust institutions located in the United States and Canada. Investment Advisors provides investment management solutions to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States. Enterprises provides retirement and treasury solutions to corporations, unions, municipalities, and hospitals, as well as an endowment solution for the not-for-profit market, in the United States. Money Managers provides mutual and pooled fund processing and investment processing solutions to investment managers and mutual fund companies located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds. Investments in New Businesses provides investment management and fund processing solutions to investment advisors, corporations, and money managers located outside the United States, as well as expanding our investment solutions to include affluent families located in the United States.

Summary Financial Information and Results of Operations

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six month periods ended June 30, 2004 and 2003.

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

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents included $119,568 and $160,837 primarily invested in open-ended money market mutual funds of SEI Liquid Asset Trust and SEI Daily Income Trust at June 30, 2004 and December 31, 2003, respectively.

Restricted Cash

Restricted cash at June 30, 2004 and December 31, 2003 includes cash of $1,383 and $43,099, respectively, received from and for the benefit of customers of SIDCO in order to settle transactions for regulated investment companies (“RICs”) for which SIMC acts as the transfer agent. Restricted cash also includes cash of $208 at June 30, 2004 reserved for payment of expenses of RICs for which SIMC serves as the administrator. A corresponding liability is established for the payments to the RICs, and is reflected in Payable to regulated investment companies on the accompanying Consolidated Balance Sheets. The total balance of cash received from such parties is typically paid the following business day.

Additionally, Restricted cash at June 30, 2004 and December 31, 2003 includes $10,059 and $10,382, respectively, of cash segregated in compliance with federal and other regulations for SIDCO operations.

Property and Equipment

Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

	June 30, 2004	December 31, 2003	Estimated Useful Lives (In Years)
Equipment	$56,775	$59,030	3 to 5
Buildings	96,759	81,835	25 to 39
Land	9,380	9,379	N/A
Purchased software	24,521	23,313	3 to 7
Furniture and fixtures	13,917	15,888	3 to 5
Leasehold improvements	2,622	8,173	Lease Term
Construction in progress	1,597	14,999	N/A

	205,571	212,617
Less: Accumulated depreciation and amortization	(93,685)	(99,553)

Property and Equipment, net	$111,886	$113,064

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

Capitalized Software

The Company accounts for software development costs in accordance with the guidance established in Emerging Issues Task Force (“EITF”) Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and applies Statement of Position 98-1 “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), for development costs associated with software products to be provided in a hosting environment. SOP 98-1 requires that costs incurred in the preliminary project and post implementation stages of an internal software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. The Company capitalized $14,573 and $2,437 of software development costs in accordance with SOP 98-1 during the six months ended June 30, 2004 and 2003, respectively.

Amortization of capitalized software development costs begins when the product is placed into service. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 4.2 years. Amortization expense was $1,076 and $867 during the six months ended June 30, 2004 and 2003, respectively, and is included in Operating and development expenses on the accompanying Consolidated Statements of Operations.

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

	For the Three Month Period Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$41,204	103,425	$.40

Dilutive effect of stock options	—	2,280

Diluted earnings per common share	$41,204	105,705	$.39

	For the Three Month Period Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$34,271	104,828	$.33

Dilutive effect of stock options	—	3,173

Diluted earnings per common share	$34,271	108,001	$.32

Options to purchase 7,138 and 4,998 shares of common stock, with an average exercise price of $35.28 and $38.21, were outstanding during the second quarter of 2004 and 2003, respectively, but were excluded from the diluted earnings per common share calculation because the options’ exercise prices were greater than the average market price of the Company’s common stock.

	For the Six Month Period Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$80,613	104,151	$.77

Dilutive effect of stock options	—	2,426

Diluted earnings per common share	$80,613	106,577	$.76

	For the Six Month Period Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$69,359	105,297	$.66

Dilutive effect of stock options	—	3,486

Diluted earnings per common share	$69,359	108,783	$.64

Options to purchase 2,583 and 5,003 shares of common stock, with an average exercise price of $45.47 and $38.20 were outstanding during the first six months of 2004 and 2003 respectively, but were excluded from the diluted earnings per common share calculation because the options’ exercise prices were greater than the average market price of the Company’s common stock.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and has presented the pro forma disclosure required by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), in the following table.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Company’s fixed stock-based compensation. Had compensation cost been determined consistent with SFAS 123, as amended by SFAS 148, the Company’s net income would have been reduced to the following pro forma amounts:

	For the Three Month Period Ended		For the Six Month Period Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Income:
As reported	$41,204	$34,271	$80,613	$69,359
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(3,427)	(2,711)	(6,785)	(4,913)

Pro forma	$37,777	$31,560	$73,828	$64,446

Basic earnings per common share
As reported	$.40	$.33	$.77	$.66
Pro forma	$.37	$.30	$.71	$.61

Diluted earnings per common share
As reported	$.39	$.32	$.76	$.64
Pro forma	$.36	$.29	$.69	$.59

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash paid/received during the six months ended June 30 is as follows:

	2004	2003
Interest paid	$1,184	$1,324
Interest and dividends received	1,864	2,768
Income taxes paid	36,281	34,961

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. The FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” (“FIN 46(R)”), which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. As of June 30, 2004, the Company had no investments in variable interest entities.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.	Comprehensive Income – The Company computes comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income includes net income, foreign currency translation adjustments, and unrealized holding gains and losses and is presented on the accompanying Consolidated Statements of Operations. Accumulated other comprehensive gains on the Consolidated Balance Sheets is the change from December 31, 2003 to June 30, 2004, which is as follows:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Gains (Losses)
Beginning balance (Dec. 31, 2003)	$2,130	$2,554	$4,684
Current period change	674	(2,245)	(1,571)

Ending balance (June 30, 2004)	$2,804	$309	$3,113

Note 3.	Receivables - Receivables on the accompanying Consolidated Balance Sheets consist of the following:

	June 30, 2004	December 31, 2003
Trade receivables	$23,166	$20,439
Fees earned, not billed	46,414	39,500
Other receivables	724	1,195

	70,304	61,134
Less: Allowance for doubtful accounts	(1,700)	(1,700)

	$68,604	$59,434

Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules.

Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets represent fees collected from two of the Company’s wholly-owned subsidiaries, SIDCO and SIMC, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies sponsored by the Company.

Note 4.	Investments Available for Sale - Investments available for sale consists primarily of investments in mutual funds sponsored by the Company. The Company accounts for investments in marketable securities pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of comprehensive income. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Operations.

	As of June 30, 2004
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$57,523	$404	$(1,093)	$56,834
Equity securities	9,056	1,171	—	10,227

	$66,579	$1,575	$(1,093)	$67,061

	As of December 31, 2003
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$57,573	$3,207	$(136)	$60,644
Equity securities	8,935	981	—	9,916

	$66,508	$4,188	$(136)	$70,560

The net unrealized holding gains at June 30, 2004 were $309 (net of income tax expense of $173) and at December 31, 2003 were $2,554 (net of income tax expense of $1,498) and are reported as a separate component of Accumulated other comprehensive gains on the accompanying Consolidated Balance Sheets.

Management performs a review of all investments in marketable securities on a quarterly basis with regards to impairment. Factors considered in determining other-than-temporary impairment are significant or prolonged declines in the price of investments based on available market prices. Additional consideration is given to the ability to recover the carrying amount of the investment. The Company recorded an impairment charge of $595 related to other-than-temporary declines in fair value and is included in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations for the six month period ended June 30, 2003. The Company did not record an impairment charge related to other-than-temporary declines in fair value for any of its securities available-for-sale during the six month period ended June 30, 2004.

During the three months ended June 30, 2004, the Company recognized gross realized gains from available-for-sale securities of $1,086 and gross realized losses from available-for-sale securities of $4. For the six months ended June 30, 2004, the Company recognized gross realized gains from available-for-sale securities of $4,163 and gross realized losses from available-for-sale securities of $4.

At June 30, 2004, the Company had gross unrealized losses of $614 that relate to a $24,578 investment in a Company-sponsored mutual fund that primarily invests in federal agency mortgage-backed securities. The gross unrealized losses from this investment are not considered as a precipitous decline in market value and were for a period of less than 12 months.

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

Net gain (loss) from investments on the accompanying Consolidated Statements of Operations includes a net gain of $296 and a net loss of $24 from hedge ineffectiveness for the three and six months ended June 30, 2004, respectively.

The Company currently holds futures contracts with a notional amount of $14,160 with a financial institution for various terms. The Company also currently holds equity derivatives with a notional amount of $10,227 with a financial institution with various terms. During the three months ended June 30, 2004, the Company did not enter into or hold derivative financial instruments for trading purposes.

The following tabular disclosure provides information about the Company’s derivative financial instruments.

	Expected Maturity Date
	2004	2005	2006	Thereafter	Total
Equity	$—	10,227	—	—	$10,227
Futures	7,080	7,080	—	—	14,160

Total	$7,080	17,307	—	—	$24,387

Note 6.	Other Assets - Other assets on the accompanying Consolidated Balance Sheets consist of the following:

	June 30, 2004	December 31, 2003
Investment in unconsolidated affiliate	$29,828	$23,420
Other, net	11,484	12,057

Other assets	$41,312	$35,477

Other, net consists of long-term prepaid expenses, deposits and other investments carried at cost.

Investment in Unconsolidated Affiliate – The Company has an investment in the general partnership LSV Asset Management (“LSV”). LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds. The Company’s interest in LSV was approximately 46 percent and 44 percent for the first six months of 2004 and 2003, respectively. LSV is accounted for using the equity method of accounting due to the Company’s less than 50 percent ownership. The Company’s portion of LSV’s net earnings is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.

On June 30, 2003, the Company acquired an additional partnership interest in LSV of approximately three percent (the “Additional Interest”), increasing its total partnership interest in LSV. The purchase price for the Additional Interest included a contingent purchase price which would be payable in the event of the sale of a certain percentage of the Partnership’s business and assets prior to January 1, 2006. On July 1, 2003, several new partners were admitted into the partnership, which reduced the Company’s partnership interest by approximately one percent for a total partnership interest of approximately 46 percent. The Company also agreed to allow new partners of LSV to buy the Additional Interest at certain prices and dates. At June 30, 2004, the basis of the Company’s investment in LSV exceeded its underlying equity in the net assets of LSV by $8,049. The Company accounts for this amount as goodwill embedded in their investment in LSV. The Company does not record amortization expense associated with such embedded goodwill but assesses whether such embedded goodwill is impaired on an annual basis. The embedded goodwill in LSV was not deemed impaired during the 12 month period ended June 30, 2004. In July 2004, partners of LSV exercised their right to acquire the Additional Interest from the Company, and as a result, the Company’s total partnership interest decreased to approximately 43 percent.

The following table contains the condensed statements of operations of LSV for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues	$26,778	$13,704	$49,492	$24,492
Net income	$23,143	$11,091	$42,573	$19,334

The following table contains the condensed balance sheets of LSV:

	June 30, 2004	December 31, 2003
Cash and cash equivalents	$20,348	$14,259
Accounts receivable	27,683	20,328
Other current assets	135	226
Non-current assets	348	363

Total assets	$48,514	$35,176

Current liabilities	$2,604	$2,955
Partners’ capital	45,910	32,221

Total liabilities and partners’ capital	$48,514	$35,176

Note 7.	Accrued Liabilities – Accrued liabilities on the accompanying Consolidated Balance Sheets consists of the following:

	June 30, 2004	December 31, 2003
Accrued compensation	$24,219	$30,814
Accrued income taxes	8,808	10,559
Accrued proprietary fund services	11,719	9,407
Accrued brokerage fees	7,893	7,721
Accrued consulting fees	5,977	4,624
Accrued investment officer fees	10,236	10,019
Other accrued liabilities	44,669	55,008

Total accrued liabilities	$113,521	$128,152

Note 8.	Short-term Debt – On June 30, 2003, the Company had a payable to LSV in the amount of $7,250, which bears interest at the rate of four percent per annum and is being repaid in six quarterly installments beginning July 1, 2003. Principal payments are made at the beginning of each quarter. The Company made its scheduled payments of $1,191 and $1,202 in January and April of 2004, respectively. The remaining unpaid principal balance at June 30, 2004 was $2,440.

On September 15, 2003 (the “Closing Date”), the Company entered into a $200,000 364-Day Credit Agreement (the “Credit Facility”). The Credit Facility became available on the Closing Date and ends 364 days after the Closing Date (the “Termination Date”). At the Termination Date, any aggregate principal amount of loans outstanding under the Credit Facility will, at the Company’s option, convert to a one-year term loan, payable in four equal quarterly installments. The Credit Facility, when utilized, will accrue interest at the Company’s option of either the Prime Rate or one percent above the London Interbank Offer Rate (“LIBOR”). The Company is obligated to pay a commitment fee equal to one-quarter of one percent per annum on the daily unused portion of the Credit Facility. The Credit Facility contains various covenants, including, but not limited to, limitations regarding incurrence of indebtedness or liens, maintenance of minimum net worth levels, and restrictions on certain investments. None of these covenants currently negatively affect the Company’s liquidity or capital resources. As of June 30, 2004, the Company had no borrowings under the Credit Facility. The Credit Facility is scheduled to expire on September 13, 2004. Management intends to renew or replace the Credit Facility prior to the Termination Date.

Note 9.	Long-term Debt - On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20% Senior Notes, Series A, and $15,000 of 7.27% Senior Notes, Series B (collectively, the “Notes”), in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company’s line of credit at that date. The Note Purchase Agreement, which was subsequently amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the Note Purchase Agreement limits the Company’s ability to merge or consolidate, and to sell certain assets.

Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $4,000 in February 2004. The remaining unpaid principal balance of the Notes at June 30, 2004 was $17,000, of which $4,000 is classified as current.

On June 26, 2001 the Company entered into a Loan Agreement (the “Agreement”) with a separate lending institution. The Agreement provides for borrowing up to $25,000 in the form of a term loan, and expires on March 31, 2006 and is payable in 17 equal quarterly installments. The Agreement provides the Company the option to have interest accrued at either the lower of the Prime rate or one and thirty-five hundredths of one percent above LIBOR. The Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. None of these covenants negatively affect the Company’s liquidity or capital resources. On August 2, 2001, the Company borrowed the full $25,000. The Company made its scheduled payments of $1,388 and $1,389 in March and June of 2004, respectively. The remaining unpaid principal balance of the Agreement at June 30, 2004 was $9,723, of which $5,556 is classified as current. The interest rate being applied at June 30, 2004 was 2.46%.

The Company was in compliance with all covenants associated with its long-term debt during the six month period ended June 30, 2004.

Note 10.	Common Stock Buyback - The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $803,365, which includes an additional authorization of $50,000 on April 28, 2004. Through June 30, 2004, a total of 112,429,000 shares at an aggregate cost of $776,118 have been purchased and retired. The Company purchased 2,412,000 shares at a total cost of $74,369 during the six months ended June 30, 2004.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 11.	Segment Information – The Company defines its business segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 establishes standards for the way public business enterprises report financial information about operating segments in financial statements. SFAS 131 also requires additional disclosures about product and services, geographic areas, and major customers.

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

Private Banking and Trust provides investment processing, fund processing, and investment management solutions to banks and other trust institutions located in the United States and Canada. Investment Advisors provides investment management solutions to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States. Enterprises provides retirement and treasury solutions to corporations, unions, municipalities, and hospitals and an endowment solution for the not-for-profit market in the United States. Money Managers provides mutual and pooled fund processing and investment processing solutions to investment managers and mutual fund companies located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds. Investments in New Businesses provides investment management and fund processing solutions to investment advisors, corporations, and money managers located outside the United States, as well as expanding our investment solutions to include affluent families located in the United States.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2004 and 2003. Management evaluates Company assets on a consolidated basis during interim periods.

The following tables highlight certain unaudited financial information about each of the Company’s segments for the three months ended June 30, 2004 and 2003.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Three Month Period Ended June 30, 2004
Revenues	$74,184	$43,048	$16,035	$19,044	$16,851		$169,162

Operating income (loss)	$29,628	$23,489	$7,212	$3,968	$(4,288)	$(7,811)	$52,198

Other income, net							$12,435

Income before income taxes							$64,633

Depreciation and amortization	$2,233	$620	$193	$325	$406	$237	$4,014

Capital expenditures	$11,275	$3,541	$1,610	$1,120	$1,933	$1,017	$20,496

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Three Month Period Ended June 30, 2003
Revenues	$80,177	$37,079	$14,367	$13,219	$11,383		$156,225

Operating income (loss)	$33,436	$20,182	$6,317	$2,309	$(5,150)	$(4,835)	$52,259

Other income, net							$2,140

Income before income taxes							$54,399

Depreciation and amortization	$2,496	$805	$205	$305	$301	$135	$4,247

Capital expenditures	$3,900	$1,362	$619	$427	$974	$390	$7,672

The following tables highlight certain unaudited financial information about each of the Company’s segments for the six months ended June 30, 2004 and 2003.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Six Month Period Ended June 30, 2004
Revenues	$148,777	$86,231	$32,270	$35,948	$33,097		$336,323

Operating income (loss)	$57,131	$47,310	$15,056	$6,884	$(9,013)	$(15,597)	$101,771

Other income, net							$24,680

Income before income taxes							$126,451

Depreciation and amortization	$4,617	$1,285	$396	$643	$792	$483	$8,216

Capital expenditures	$16,180	$5,125	$2,330	$1,626	$3,011	$1,471	$29,743

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Six Month Period Ended June 30, 2003
Revenues	$159,237	$72,992	$28,391	$25,622	$22,824		$309,066

Operating income (loss)	$67,037	$39,785	$12,753	$4,279	$(9,596)	$(10,486)	$103,772

Other income, net							$6,322

Income before income taxes							$110,094

Depreciation and amortization	$5,086	$1,629	$415	$617	$614	$266	$8,627

Capital expenditures	$6,628	$2,185	$993	$711	$1,629	$627	$12,773

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at June 30, 2004 and 2003, the consolidated results of operations for the three and six months ended June 30, 2004 and 2003 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

SEI Investments Company is a leading global provider of outsourcing business solutions for investment processing, mutual fund processing, and investment management for the financial services industry. As of June 30, 2004, through our subsidiaries and partnerships in which we have a significant interest, we managed approximately $100 billion in assets and administered approximately $282 billion in mutual fund and pooled assets.

Our mission is to deliver comprehensive business solutions to clients by focusing on innovative, complete business solutions strongly enabled by technology. These business solutions employ an operational model that is both scalable and leverageable across all business lines. This enables us to deliver solutions that can satisfy the needs of our clients regardless of the financial sector in which our clients operate.

Products and Services

Investment Processing

The investment processing solution utilizes our proprietary software system to track investment activities in multiple types of investment accounts, including personal trust, corporate trust, institutional trust, and non-trust investment accounts. This core accounting application offers investment functionality to administer investment accounting, client administration, portfolio analysis, reporting, and trade-order processing for both domestic and global securities. The investment processing solution allows banks and trust companies to outsource trust and investment related functions through either an application services provider (“ASP”) model or a business services provider (“BSP”) model. Revenues are primarily earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services. Revenues are also earned as transaction-based fees for providing securities valuation and trade-execution services.

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

Private Banking and Trust – provides investment processing, fund processing, and investment management solutions to banks and other trust institutions located in the United States and Canada;

Investment Advisors – provides investment management solutions to affluent investors through a network of independent registered investment advisors, financial planners, and other investment professionals in the United States;

Enterprises – provides retirement and treasury solutions to corporations, unions, municipalities, and hospitals, and an endowment solution for the not-for-profit market in the United States;

Money Managers – provides mutual and pooled fund processing and investment processing solutions to investment managers and mutual fund companies in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds; and

Investments in New Businesses – provides investment management and fund processing solutions to investment advisors, corporations, and money managers located outside the United States. This segment also includes our investment solutions offered to affluent families located in the United States.

Financial Results

Revenues, Expenses and Income from Operations by segment for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Revenues

Private Banking and Trust:	$74,184	$80,177	(7)%	$148,777	$159,237	(7)%
Investment Advisors:	43,048	37,079	16%	86,231	72,992	18%
Enterprises:	16,035	14,367	12%	32,270	28,391	14%
Money Managers:	19,044	13,219	44%	35,948	25,622	40%
Investments in New Businesses:	16,851	11,383	48%	33,097	22,824	45%

Total Consolidated Revenues:	169,162	156,225	8%	336,323	309,066	9%

Operating and development expenses

Private Banking and Trust:	33,273	37,011	(10)%	71,083	73,890	(4)%
Investment Advisors:	11,843	10,355	14%	24,339	20,383	19%
Enterprises:	4,179	3,503	19%	8,249	7,065	17%
Money Managers:	11,500	7,827	47%	21,974	15,141	45%
Investments in New Businesses:	13,801	11,268	22%	27,683	21,775	27%

Total Operating and development expenses	74,596	69,964	7%	153,328	138,254	11%

Sales and marketing expenses

Private Banking and Trust:	11,283	9,730	16%	20,563	18,310	12%
Investment Advisors:	7,716	6,542	18%	14,582	12,824	14%
Enterprises:	4,644	4,547	2%	8,965	8,573	5%
Money Managers:	3,576	3,083	16%	7,090	6,202	14%
Investments in New Businesses:	7,338	5,265	39%	14,427	10,645	36%

Total Sales and marketing expenses	34,557	29,167	18%	65,627	56,554	16%
General and administrative	7,811	4,835	62%	15,597	10,486	49%

Total Consolidated Costs and Expenses:	116,964	103,966	13%	234,552	205,294	14%

Income from Operations

Private Banking and Trust:	29,628	33,436	(11)%	57,131	67,037	(15)%
Investment Advisors:	23,489	20,182	16%	47,310	39,785	19%
Enterprises:	7,212	6,317	14%	15,056	12,753	18%
Money Managers:	3,968	2,309	72%	6,884	4,279	61%
Investments in New Businesses:	(4,288)	(5,150)	17%	(9,013)	(9,596)	6%
General and administrative	(7,811)	(4,835)	(62)%	(15,597)	(10,486)	(49)%

Total Consolidated Income from Operations:	52,198	52,259	—	101,771	103,772	(2)%

Other income, net	12,435	2,140	481%	24,680	6,322	290%

Income before income taxes	64,633	54,399	19%	126,451	110,094	15%

Income taxes	23,429	20,128	16%	45,838	40,735	13%

Net income	$41,204	34,271	20%	$80,613	69,359	16%

Diluted earnings per share	$.39	$.32	23%	$.76	$.64	19%

Asset Balances

(In millions)

	As of June 30,		Percent
	2004	2003	Change
Assets invested in equity and fixed-income programs	53,821	44,755	20%
Assets of unconsolidated affiliate invested in equity and fixed-income programs	21,462	10,755	100%
Assets invested in collective trust fund programs	11,985	10,027	20%
Assets invested in liquidity funds	12,789	20,156	(37)%

Assets under management	100,057	85,693	17%
Client proprietary assets under administration	182,616	149,484	22%

Assets under management and administration	$282,673	$235,177	20%

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

Consolidated

Consolidated revenues increased $12.9 million, or 8 percent, to $169.2 million for the three months ended June 30, 2004 compared with the three months ended June 30, 2003. For the six months ended June 30, 2004, consolidated revenues increased $27.3 million, or 9 percent, to $336.3 million as compared to the prior year comparable period. Asset-based fees from our investment management programs accounted for the majority of the increase in our revenues for both comparable periods as a result of higher levels of assets under management. The contributors to this growth were new client sales during the past year and the market appreciation in the value of assets managed for existing clients which primarily occurred during the past year. Fund processing fees from offshore and hedge funds increased significantly in both periods, mainly due to new client sales. However, fund processing fees earned from bank clients were significantly reduced in both comparable periods because of the loss of a large bank client in early 2003. This decline offset a substantial portion of the increase in fund processing revenues from our offshore and hedge fund clients. Fund processing fees in the third quarter of 2004 will be negatively impacted by the loss of a large bank client.

Income from operations and operating margin decreased in both comparable periods. Operating margins were 31 percent for the second quarter 2004 and 30 percent for the six months ended June 30, 2004, down from 34 percent for the three and six months ended June 30, 2003, respectively. Profitability growth was hindered during both periods by an increased level of non-capitalized investment spending in our technology and infrastructure for supporting new business solutions. A large portion of this investment spending is for the Desktop and Global Investment Processing Platforms. These platforms are expected to provide new revenue opportunities and increase operational efficiencies. Compensation costs increased in the comparable three and six month periods of 2004. Sales compensation costs increased primarily due to new sales events. Salary and incentive compensation expense also increased in 2004. Income from operations in both comparable periods benefited, however, from a reduction of direct expenses from the loss of large fund processing bank clients.

Business Segments

Private Banking and Trust

	Three Months Ended			Six Months Ended
	June 30, 2004	June 30, 2003	Percent Change	June 30, 2004	June 30, 2003	Percent Change
Revenues:
Investment processing fees	$56,368	$59,112	(5)%	$112,221	$115,790	(3)%
Fund processing fees	9,340	11,236	(17)%	19,041	23,571	(19)%
Investment management fees	8,476	9,829	(14)%	17,515	19,876	(12)%

Total revenues	$74,184	$80,177	(7)%	$148,777	$159,237	(7)%

Revenues declined $6.0 million, or seven percent, in the three month period and $10.5 million, or seven percent, in the six month period ended June 30, 2004. The net decrease in both periods consisted of the following items:

•	The loss of a large fund processing bank client in early 2003;

•	Lower non-recurring investment processing project fees;

•	Lower investment management fees from bank clients due to the discontinuation of our repurchase program in late 2003; partially offset by

•	An increase in investment processing recurring revenues from the adoption of our BSP model.

Operating margins decreased to 40 percent, as compared to 42 percent in the three month period and to 38 percent, as compared to 42 percent in the six month period. Operating income decreased by $3.8 million, or 11 percent, in the three month period and $9.9 million, or 15 percent, in the six month period. The net decrease for both periods consisted of the following items:

•	Increased non-capitalized technology spending related to the further development of our straight-through processing global platforms;

•	Increased marketing expenses associated with the introduction of our new strategies;

•	Increased compensation expenses; partially offset by

•	A reduction in direct expenses from the loss of large fund processing bank clients.

For the six month period ended June 30, 2004, the decrease in operating margin and income also consisted of the following item:

•	Expenses related to the relocation of our data center to our corporate headquarters that occurred in early 2004.

Investment Advisors

Revenues increased $6.0 million, or 16 percent, in the three month period and $13.2 million, or 18 percent, in the six month period ended June 30, 2004. The net increase in both periods consisted of the following item:

•	Increased investment management fees from the appreciation of assets under management because of the general improvement of capital markets.

Operating margins increased to 55 percent, as compared to 54 percent in the three month period and remained flat at 55 percent during the six month period. Operating income increased $3.3 million, or 16 percent, in the three month period and $7.5 million, or 19 percent, in the six month period. The net increase for both periods consisted of the following items:

•	An increase in revenues; less

•	Increased non-capitalized investment spending in developing new products and services, mainly technology.

For the six month period ended June 30, 2004, the increase in operating margin and income was also partially offset by the following item:

•	One-time costs incurred in connection with the migration of client data to a new platform for processing third party mutual funds.

Enterprises

Revenues increased $1.7 million, or 12 percent, in the three month period and $3.9 million, or 14 percent, in the six month period ended June 30, 2004. The net increase for both periods consisted of the following items:

•	Asset funding from new sales of our retirement solutions during the past year; and

•	Market appreciation of assets under management because of the general improvement of the capital markets.

Operating margins increased to 45 percent, as compared to 44 percent in the three month period and to 47 percent, as compared to 45 percent in the six month period. Operating income increased $0.9 million, or 14 percent, in the three month period and $2.3 million, or 18 percent, in the six month period. The net increase for both periods consisted of the following items:

•	An increase in revenues; less

•	Increased compensation costs, including salaries, sales and non-sales bonuses; and

•	Increased non-capitalized investment spending in new services.

Money Managers

Revenues increased $5.8 million, or 44 percent, in the three month period and $10.3 million, or 40 percent, in the six month period ended June 30, 2004. The net increase for both periods consisted primarily of the following items:

•	Sales of new business in the alternative investments marketplace; and

•	Improved cash flows into product offerings from existing clients of all types.

Operating margins increased to 21 percent, as compared to 18 percent in the three month period and to 19 percent, as compared to 17 percent in the six month period. Operating income increased $1.7 million, or 72 percent, in the three month period and $2.6 million, or 61 percent, in the six month period. The net increase for both periods consisted of the following items:

•	An increase in revenues; less

•	Increased spending on personnel and other operating costs to support new business; and

•	Increased spending relating to our newer strategies for separately managed accounts and total operational outsourcing.

Investments in New Businesses

Revenues increased $5.5 million, or 48 percent, in the three month period and $10.3 million, or 45 percent, in the six month period ended June 30, 2004. The net increase for both comparable periods consisted of the following items:

•	New and existing investment management relationships established with institutions in Europe, the United Kingdom and Canada; and

•	Market appreciation of assets under management because of the general improvement of the capital markets.

Losses from operations decreased $0.9 million, or 17 percent, in the three month period and $0.6 million, or six percent in the six month period. The net decrease in losses for both periods consisted of the following items:

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

Other Income

Other income on the accompanying Consolidated Statements of Operations consists of the following:

	Three Months Ended			Six Months Ended
	June 30, 2004	June 30, 2003	Percent Change	June 30, 2004	June 30, 2003	Percent Change
Equity in the earnings of unconsolidated affiliate	$10,680	$4,861	120%	$19,683	$8,475	132%
Net gain / (loss) from investments	1,356	(4,076)	N/A	4,291	(4,182)	N/A
Interest income	904	1,365	(34)%	1,837	2,607	(30)%
Interest expense	(505)	(519)	(3)%	(1,131)	(1,087)	4%
Other	—	509	N/A	—	509	N/A

Total other income, net	$12,435	$2,140	481%	$24,680	$6,322	290%

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations includes our less than 50 percent ownership in the general partnership of LSV (See Note 6 to the Consolidated Financial Statements). The increase in LSV’s net earnings is due to an increase in assets under management.

Net gain (loss) from investments consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Realized gain (loss) from sales of marketable securities	$1,082	$(403)	$4,159	$(489)
Increase (decrease) in fair value of derivative financial instruments	296	(2,575)	(24)	(1,916)
Other-than-temporary declines in market value	—	—	—	(595)
Other realized gains (losses)	(22)	(1,098)	156	(1,182)

Net gain (loss) on investments	$1,356	$(4,076)	$4,291	$(4,182)

Derivative financial instruments are used to minimize the price risk associated with changes in the fair value of our seed investments in new investments being offered. These derivative financial investments did not qualify for hedge accounting under current accounting rules. As a result, changes in the fair value of these derivative financial instruments were recorded in current period earnings whereas the change in the fair value of the hedged asset will be realized upon sale in future period earnings. Management’s decision to enter into derivative financial instruments that do not qualify for hedge accounting may cause volatility in quarterly earnings (See Note 5 to the Consolidated Financial Statements).

Management performs a review of all investments in marketable securities on a quarterly basis with regards to impairment. Factors considered in determining other-than-temporary impairment are significant or prolonged declines in the price of investments based on available market prices. Additional consideration is given to the ability to recover the carrying amount of the investment (See Note 4 to the Consolidated Financial Statements).

Other realized gains (losses) in 2003 includes the write-down of an equity investment in a private technology firm.

Interest income is earned based upon the amount of cash that is invested daily. Fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period and/or changes in interest rates.

Interest expense is directly attributable to our long-term debt and other borrowings. Interest expense for the six months ended June 30, 2004 increased over the comparable period mainly due to the interest costs associated with the Credit Facility agreement that was entered into on September 15, 2003.

Income Taxes

Our effective tax rates were 36.25 and 37.00 percent for the three and six months ended June 30, 2004 and 2003, respectively. The rate reduction in 2004, compared to 2003, was due to an increase in the amount of research and development expenditures for which we are claiming a tax credit and a reassessment of our valuation allowance for capital losses. Certain expenditures associated with research and development which qualified for a tax credit reduced our tax liability and effective tax rate.

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

One of our primary competitors in the investment processing business announced their intention to exit this business. We are currently seeking to establish new relationships with the clients of this competitor as they pursue new providers. We believe this presents us with opportunities to acquire new bank clients of our investment processing solutions.

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

We expect continued investment in new initiatives related to the development of new platform solutions that can be leveraged across our business segments both in the United States and globally. These investments are centered on creating new solutions by developing new technologies, customizing and integrating purchased technology components and building the necessary infrastructure to support these new solutions. We expect these new solutions will allow us to grow our global asset management business and enter new markets such as the private banking outsource business in the United Kingdom and Europe.

Liquidity and Capital Resources

	Six Months Ended
	June 30, 2004	June 30, 2003
Net cash provided by operating activities	$77,459	$64,503
Net cash used in investing activities	(15,813)	(6,310)
Net cash used in financing activities	(98,716)	(67,646)

Net decrease in cash and cash equivalents	(37,070)	(9,453)

Cash and cash equivalents, beginning of period	199,953	165,724

Cash and cash equivalents, end of period	$162,883	$156,271

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. We currently have a Credit Facility that provides for borrowings of up to $200.0 million. The availability of the Credit Facility is subject to compliance with certain covenants set forth in the agreement. The Credit Facility is scheduled to expire on September 13, 2004. Management intends to renew or replace the Credit Facility prior to its expiration (See Note 8 to the Consolidated Financial Statements). At June 30, 2004, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $162.9 million and the full amount available through the Credit Facility of $200.0 million.

Net cash provided by operating activities increased during the first six months of 2004 as compared to 2003 primarily due to an increase in net income.

Net cash used in investing activities primarily includes the capitalization of costs incurred in developing computer software, purchases and sales of available-for-sale securities and capital expenditures. Net cash used in investing activities increased about $9.5 million during the first six months in 2004 as compared to the prior year period. This increase was primarily due to a higher amount of software development costs eligible for capitalization associated with the Desktop and Global Investment Processing Platforms (See Note 1 to the Consolidated Financial Statements). Expenditures for software development were $14.6 million in 2004 and $2.4 million in 2003. Capital expenditures for property, plant and equipment were $5.9 million in 2004 and $10.3 million in 2003 and were primarily for the expansion of our corporate headquarters. We completed the construction on our new data center in early 2004.

Net cash used in financing activities primarily includes the repurchase of our common stock, principal payments on our debt, and dividend payments. We made principal payments of $9.2 million relating to our debt arrangements in 2004. Our debt is subject to various covenants contained in each lending agreement. Currently these covenants do not negatively affect our liquidity (See Note 9 to the Consolidated Financial Statements).

Our Board of Directors has authorized the repurchase of our common stock of up to $803.4 million. Through July 31, 2004, we repurchased approximately 112.5 million shares of our common stock at a cost of $778.7 million and had $24.7 million of authorization remaining for the purchase of our common stock under this program (See Note 10 to the Consolidated Financial Statements).

Cash dividends paid were $19.7 million or $.19 per share in the first six months of 2004 and $13.7 million or $.13 per share in the first six months of 2003. Our Board of Directors has indicated its intention to continue making cash dividend payments.

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

Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K. These risks include the following:

•	changes in capital markets that may affect our revenues and earnings;

•	changes in interest rates;

•	the performance of the funds we manage;

•	consolidation within our target markets, including consolidations between banks and other financial institutions;

•	systems and technology risks;

•	operational risks associated with the processing of investment transactions;

•	third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;

•	retention of senior management personnel; and

•	the effect of extensive governmental regulation.

The Company and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with the Securities and Exchange Commission (“SEC”) as an investment adviser, a broker-dealer, a transfer agent, an investment company or with the United States Office of Thrift Supervision or state banking authorities as a trust company. Our broker-dealer is also a member of the National Association of Securities Dealers and is subject to its rules and oversight. In addition, various subsidiaries of the Company are registered with, and subject to the oversight of, regulatory authorities in the United Kingdom and the Republic of Ireland. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment companies and their service providers could have a significant impact on us. We have responded and are currently responding to various regulatory examinations and requests and are generally implementing changes and reviewing our compliance procedures and business operations. These activities resulted in increased general and administrative costs during the six month period ended June 30, 2004 and are expected to result in higher general and administrative costs, in amounts which may be material and which could affect our future operations and financial results.

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

During an examination of SIDCO in mid-2003, the Philadelphia regional office of the SEC identified violations in early 2003 and prior periods of certain provisions of the Securities Exchange Act of 1934 (“Act”), including violations of the Act’s net capital, customer protection, reporting and books and records provisions. These violations resulted in part from amounts attributable to a SIDCO affiliate being commingled in a SIDCO account established pursuant to the customer protection provisions of Rule 15c3-3(k)(2)(i). On July 14, 2004, the SEC accepted SIDCO’s offer of settlement covering these deficiencies, pursuant to which SIDCO has been censured, ordered to cease and desist from committing or causing violations of the applicable provisions of the Act and rules thereunder and pay a civil monetary penalty of $375,000, which was recorded in 2003. In addition, SIDCO has agreed to continue to retain Deloitte and Touche, LLP to conduct a review and make findings and recommendations to SIDCO, with a copy to the SEC, regarding SIDCO’s internal controls, policies, procedures, organizational structure and staffing and to review SIDCO’s implementation of any such recommendations within 30 days after the first and second anniversaries of the date of SIDCO’s acknowledgement to the SEC of its implementation of such recommendations.

Pursuant to a separate settlement with the SEC, SEI Investments Company has agreed to cease and desist from causing SIDCO’s noted violations.

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

Foreign Currency Risk – We transact business in the local currencies of various foreign markets located principally in Canada, Europe and Asia. The total of all of our foreign operations only accounts for less than ten percent of total consolidated revenues. Also, most of our foreign operations match local currency revenues with local currency costs. Due to these reasons, we do not hedge against foreign operations nor do we expect any material loss with respect to foreign currency risk.

Price Risk – We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. To provide protection against potential fair value changes for these investments, we have entered into various derivative financial instruments. As of June 30, 2004, we held derivative financial instruments with a notional amount of $24.4 million with various terms, generally less than two years. These derivative financial investments did not qualify for hedge accounting under current accounting rules. As a result, changes in the fair value of the derivative financial instruments are recognized in current period earnings, whereas, the change in the fair value of the investment is recorded on the balance sheet in accumulated other comprehensive income. Therefore, changes in the fair value of the derivative financial instrument and changes in the fair value of the investment are not recognized through earnings in the same period. We did not enter into or hold any derivative financial instruments for trading purposes during 2004 or 2003.

Earnings for the first six months of 2003 includes a loss of $1.9 million relating to changes in the fair value of derivative financial instruments. Losses for the first six months of 2004 were immaterial. The aggregate effect of a hypothetical ten percent change in the fair value of these derivative financial instruments would not be material to our results of operations, financial position, or liquidity. We recorded an impairment charge of $0.6 million in 2003 related to other-than-temporary declines in the fair value of certain securities held within our investment portfolio. We did not record an impairment charge related to other-than-temporary declines in fair market value in 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During an examination of SIDCO in mid-2003, the Philadelphia regional office of the SEC identified violations in early 2003 and prior periods of certain provisions of the Securities Exchange Act of 1934 (“Act”), including violations of the Act’s net capital, customer protection, reporting and books and records provisions. These violations resulted in part from amounts attributable to a SIDCO affiliate being commingled in a SIDCO account established pursuant to the customer protection provisions of Rule 15c3-3(k)(2)(i). On July 14, 2004, the SEC accepted SIDCO’s offer of settlement covering these deficiencies, pursuant to which SIDCO has been censured, ordered to cease and desist from committing or causing violations of the applicable provisions of the Act and rules thereunder and pay a civil monetary penalty of $375,000, which was recorded in 2003. In addition, SIDCO has agreed to continue to retain Deloitte and Touche, LLP to conduct a review and make findings and recommendations to SIDCO, with a copy to the SEC, regarding SIDCO’s internal controls, policies, procedures, organizational structure and staffing and to review SIDCO’s implementation of any such recommendations within 30 days after the first and second anniversaries of the date of SIDCO’s acknowledgement to the SEC of its implementation of such recommendations.

Pursuant to a separate settlement with the SEC, SEI Investments Company has agreed to cease and desist from causing SIDCO’s noted violations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Our Board of Directors has authorized the repurchase of up to $803.4 million of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended June 30, 2004 is as follows:

For the month ended in the second quarter	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced repurchase program since inception	Maximum approximate value of shares that may yet be purchased
April	650,000	29.66	111,615,000	$50,566
May	407,500	29.01	112,023,000	38,744
June	406,000	28.32	112,429,000	27,247

	1,463,500	$29.11

Item 4. Submission of Matters to a Vote of Security Holders

On May 25, 2004, we held our annual meeting of shareholders (the “2004 Annual Meeting”) at our corporate headquarters in Oaks, Pennsylvania. At our 2004 Annual Meeting, the shareholders voted on the following matters:

1. The election of one director with a term expiring at our 2006 Annual Meeting of Shareholders and three directors with a term expiring at our 2007 Annual Meeting of Shareholders:

Name of Director	For the Term Expiring	Number of Votes For	Number of Votes Withheld
Thomas W. Smith	2006	98,020,987	1,485,990
William M. Doran	2007	79,229,822	20,227,155
Howard D. Ross	2007	97,064,880	2,442,097
Alfred P. West, Jr.	2007	79,769,174	19,737,803

The terms of office of each of the following directors continued after the meeting:

Sarah W. Blumenstein

Richard B. Lieb

Kathryn M. McCarthy

Henry H. Porter, Jr.

Carmen V. Romeo

2. Ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants to examine SEI’s consolidated financial statements for 2004:

Number of Votes For	Number of Votes Against	Number of Votes Withheld
95,777,636	3,611,431	117,910

Item 6. Exhibits and Reports on Form 8-K

(a)	The following is a list of exhibits filed as part of the Form 10-Q.

3.2	Amended and Restated Bylaws of the Company.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

(b)	Reports on Form 8-K

On April 20, 2004, we furnished a report on Form 8-K for our First Quarter 2004 earnings announcement.

On April 29, 2004, we furnished a report on Form 8-K for an increase in our stock repurchase program.

On May 27, 2004, we furnished a report on Form 8-K for the declaration of a dividend payable to shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY
Date August 4, 2004	By	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer