Form 10-Q
period 2004-09-30
SEI INVESTMENTS CO
filed 2004-11-04
CIK 350894

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 29, 2004: 102,501,590 shares of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	September 30, 2004	December 31, 2003
Assets

Current Assets:

Cash and cash equivalents	$187,771	$199,953
Restricted cash	61,450	53,481
Receivables from regulated investment companies	26,720	27,178
Receivables, net of allowance for doubtful accounts of $1,800 and $1,700	79,261	59,434
Prepaid expenses and other current assets	8,037	8,517
Deferred income taxes	3,496	3,850

Total Current Assets	366,735	352,413

Property and Equipment, net of accumulated depreciation and amortization of $96,926 and $99,553	111,500	113,064

Capitalized Software, net of accumulated amortization of $18,692 and $17,078	43,549	21,115

Investments Available for Sale	56,866	70,560

Other Assets, net	46,619	35,477

Total Assets	$625,269	$592,629

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	September 30, 2004	December 31, 2003
Liabilities and Shareholders’ Equity

Current Liabilities:

Short-term debt and current portion of long-term debt	$10,782	$14,389
Accounts payable	3,457	7,427
Payable to regulated investment companies	2,149	43,099
Payable to customer	49,253	—
Accrued liabilities	122,971	128,152
Deferred revenue	1,828	407

Total Current Liabilities	190,440	193,474

Long-term Debt	15,778	23,944

Deferred Income Taxes	21,810	11,438

Other long-term liabilities	1,472	—

Shareholders’ Equity:

Common stock, $.01 par value, 750,000 shares authorized; 102,565 and 104,869 shares issued and outstanding	1,026	1,049
Capital in excess of par value	253,266	246,068
Retained earnings	137,664	111,972
Accumulated other comprehensive gains	3,813	4,684

Total Shareholders’ Equity	395,769	363,773

Total Liabilities and Shareholders’ Equity	$625,269	$592,629

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
		2004		2003
Revenues		$172,978		$163,360

Expenses:
Operating and development		78,961		72,425
Sales and marketing		32,410		34,403
General and administrative		7,054		7,394

Income from operations		54,553		49,138

Equity in the earnings of unconsolidated affiliate		11,859		6,288
Net gain from investments		439		509
Interest income		1,184		817
Interest expense		(497)		(564)
Other income		3,689		—

Income before income taxes		71,227		56,188
Income taxes		25,820		20,789

Net income		45,407		35,399

Other comprehensive income, net of tax:
Foreign currency translation adjustments		496		550
Unrealized holding gain (loss) on investments: Unrealized holding gains during the period net of income tax expense of $328 and $333	592		532
Less: reclassification adjustment for gains realized in net income, net of income tax expense of $220 and $462	(388)	204	(786)	(254)

Other comprehensive income		700		296

Comprehensive income		$46,107		$35,695

Basic earnings per common share		$.44		$.34

Diluted earnings per common share		$.43		$.33

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30,
		2004		2003
Revenues		$509,301		$472,426

Expenses:
Operating and development		232,289		210,679
Sales and marketing		98,037		90,957
General and administrative		22,651		17,880

Income from operations		156,324		152,910

Equity in the earnings of unconsolidated affiliate		31,542		14,763
Net gain (loss) from investments		4,730		(3,673)
Interest income		3,021		3,424
Interest expense		(1,628)		(1,651)
Other income		3,689		509

Income before income taxes		197,678		166,282
Income taxes		71,658		61,524

Net income		126,020		104,758

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		1,170		1,647
Unrealized holding (loss) gain on investments: Unrealized holding gains during the period net of income tax expense of $535 and $1,251	973		2,116
Less: reclassification adjustment for gains realized in net income, net of income tax expense of $1,752 and $39	(3,014)	(2,041)	(66)	2,050

Other comprehensive (loss) income		(871)		3,697

Comprehensive income		$125,149		$108,455

Basic earnings per common share		$1.21		$1.00

Diluted earnings per common share		$1.19		$.97

Dividends declared per common share		$.10		$.07

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$126,020	$104,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,050	12,670
Undistributed equity in the earnings of unconsolidated affiliate	(10,909)	(4,967)
Provision for losses on receivables	(100)	—
Tax benefit on stock options exercised	6,795	15,014
Other	2,336	5,999
Change in current assets and liabilities:
Decrease (increase) in
Restricted cash	(7,969)	—
Receivables from regulated investment companies	458	(2,953)
Receivables	(19,727)	(6,470)
Prepaid expenses and other current assets	480	452
Increase (decrease) in
Accounts payable	(3,970)	(321)
Payable to regulated investment companies	(40,950)	—
Payable to customer	49,253	—
Accrued expenses	4,258	246
Deferred revenue	1,421	(566)

Net cash provided by operating activities	119,446	123,862

Cash flows from investing activities:
Additions to property and equipment	(8,679)	(16,442)
Additions to capitalized software	(24,048)	(5,902)
Purchase of investments available for sale	(25,484)	(39,862)
Sale of investment in unconsolidated affiliate	6,183	—
Sale of investments available for sale	41,548	40,352
Other	12	(446)

Net cash used in investing activities	(10,468)	(22,300)

Cash flows from financing activities:
Payment on short and long-term debt	(11,773)	(9,405)
Purchase and retirement of common stock	(97,309)	(65,880)
Proceeds from issuance of common stock	7,670	14,308
Payment of dividends	(19,748)	(13,702)

Net cash used in financing activities	(121,160)	(74,679)

Net (decrease) increase in cash and cash equivalents	(12,182)	26,883

Cash and cash equivalents, beginning of period	199,953	165,724

Cash and cash equivalents, end of period	$187,771	$192,607

Non-cash investing activity:
Issuance of note for additional interest in unconsolidated affiliate	—	$7,250

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(all figures are in thousands except per share data)

Note 1.	Summary of Significant Accounting Policies

Nature of Operations

SEI Investments Company (the “Company”) is organized around its primary target markets: Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. Private Banking and Trust provides investment processing, fund processing, and investment management solutions to banks and other trust institutions located in the United States and Canada. Investment Advisors provides investment management solutions to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States. Enterprises provides retirement and treasury solutions to corporations, unions, municipalities, and hospitals, as well as an endowment solution for the not-for-profit market, in the United States. Money Managers provides investment processing solutions to investment managers and mutual fund companies located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds. Investments in New Businesses provides investment management and fund processing solutions to investment advisors, corporations, and money managers located outside the United States, private banking outsource solutions to institutions in the United Kingdom and Continental Europe, as well as expanding our investment solutions to include affluent families located in the United States.

Summary Financial Information and Results of Operations

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2004, the results of operations for the three and nine month periods ended September 30, 2004 and 2003, and cash flows for the nine month periods ended September 30, 2004 and 2003.

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

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents includes $130,644 and $160,837 primarily invested in open-ended money market mutual funds of SEI Liquid Asset Trust and SEI Daily Income Trust at September 30, 2004 and December 31, 2003, respectively.

Restricted Cash

Restricted cash at September 30, 2004 and December 31, 2003 includes cash of $51,402 and $43,099, respectively, received for the benefit of customers of SIDCO in order to settle investment transactions for regulated investment companies (“RICs”). SIMC, in its capacity as the transfer agent, facilitates the purchase and redemption of mutual fund transactions for SIDCO customers. Corresponding liabilities are established for payment to the RICs, which is reflected in Payable to regulated investment companies, and payments to the customer, which is reflected in Payable to customer, on the accompanying Consolidated Balance Sheets. The total balance of cash received from such parties is typically paid the following business day.

Additionally, Restricted cash at September 30, 2004 and December 31, 2003 includes $10,048 and $10,382, respectively, segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.

Property and Equipment

Property and equipment on the accompanying Consolidated Balance Sheets consist of the following:

	September 30, 2004	December 31, 2003	Estimated Useful Lives (In Years)
Equipment	$57,754	$59,030	3 to 5
Buildings	97,685	81,835	25 to 39
Land	9,380	9,379	N/A
Purchased software	25,141	23,313	3 to 7
Furniture and fixtures	14,903	15,888	3 to 5
Leasehold improvements	2,699	8,173	Lease Term
Construction in progress	864	14,999	N/A

	208,426	212,617
Less: Accumulated depreciation and amortization	(96,926)	(99,553)

Property and Equipment, net	$111,500	$113,064

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

Capitalized Software

The Company accounts for software development costs in accordance with the guidance established in Emerging Issues Task Force (“EITF”) Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and applies Statement of Position 98-1 “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), for development costs associated with software products to be provided in a hosting environment. SOP 98-1 requires that costs incurred in the preliminary project and post implementation stages of an internal software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. The Company capitalized $24,048 and $5,902 of software development costs in accordance with SOP 98-1 during the nine months ended September 30, 2004 and 2003, respectively.

Amortization of capitalized software development costs begins when the product is placed into service. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 5.1 years. Amortization expense was $1,614 and $1,336 during the nine months ended September 30, 2004 and 2003, respectively, and is included in Operating and development expenses on the accompanying Consolidated Statements of Operations.

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

	For the Three Month Period Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$45,407	102,904	$.44

Dilutive effect of stock options	—	2,064

Diluted earnings per common share	$45,407	104,968	$.43

	For the Three Month Period Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$35,399	105,100	$.34

Dilutive effect of stock options	—	2,815

Diluted earnings per common share	$35,399	107,915	$.33

Options to purchase 2,521 and 2,656 shares of common stock, with an average exercise price of $46.01 and $49.91, were outstanding during the three month periods ended September 30, 2004 and 2003, respectively, but were excluded from the diluted earnings per common share calculation because the options’ exercise prices were greater than the average market price of the Company’s common stock.

	For the Nine Month Period Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$126,020	103,736	$1.21

Dilutive effect of stock options	—	2,305

Diluted earnings per common share	$126,020	106,041	$.1.19

	For the Nine Month Period Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$104,758	105,231	$1.00

Dilutive effect of stock options	—	3,263

Diluted earnings per common share	$104,758	108,494	$.97

Options to purchase 2,554 and 4,898 shares of common stock, with an average exercise price of $45.48 and $38.17 were outstanding during the nine month periods ended September 30, 2004 and 2003, respectively, but were excluded from the diluted earnings per common share calculation because the options’ exercise prices were greater than the average market price of the Company’s common stock.

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

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Company’s fixed stock-based compensation. Had compensation cost been determined consistent with SFAS 123, as amended by SFAS 148, the Company’s net income would have been reduced to the following pro forma amounts:

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2004	2003	2004	2003
Net Income:
As reported	$45,407	$35,399	$126,020	$104,758
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(3,535)	(2,448)	(10,320)	(7,362)

Pro forma	$41,872	$32,951	$115,700	$97,396

Basic earnings per common share
As reported	$.44	$.34	$1.21	$1.00
Pro forma	$.41	$.31	$1.12	$.93

Diluted earnings per common share
As reported	$.43	$.33	$1.19	$.97
Pro forma	$.40	$.31	$1.09	$.90

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash paid/received during the nine months ended September 30 is as follows:

	2004	2003
Interest paid	$2,073	$2,228
Interest and dividends received	2,909	3,671
Income taxes paid	50,276	49,066

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. The FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” (“FIN 46(R)”), which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. As of September 30, 2004, the Company had no investments in variable interest entities.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.	Comprehensive Income – The Company computes comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income includes net income, foreign currency translation adjustments, and unrealized holding gains and losses and is presented on the accompanying Consolidated Statements of Operations. Accumulated other comprehensive gains on the Consolidated Balance Sheets is the change from December 31, 2003 to September 30, 2004, which is as follows:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Gains (Losses)
Beginning balance (Dec. 31, 2003)	$2,130	$2,554	$4,684
Current period change	1,170	(2,041)	(871)

Ending balance (Sept. 30, 2004)	$3,300	$513	$3,813

Note 3.	Receivables - Receivables on the accompanying Consolidated Balance Sheets consist of the following:

	September 30, 2004	December 31, 2003
Trade receivables	$28,029	$20,439
Fees earned, not billed	52,404	39,500
Other receivables	628	1,195

	81,061	61,134
Less: Allowance for doubtful accounts	(1,800)	(1,700)

	$79,261	$59,434

Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules.

Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets primarily represent fees receivable from two of the Company’s wholly-owned subsidiaries, SIDCO and SIMC, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies sponsored by the Company.

Note 4.	Investments Available for Sale - Investments available for sale consists primarily of investments in mutual funds sponsored by the Company. The Company accounts for investments in marketable securities pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 requires that debt and equity securities classified as available for sale be reported at market value. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of comprehensive income. Realized gains and losses, as determined on a specific identification basis, are reported separately on the accompanying Consolidated Statements of Operations.

	As of September 30, 2004
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$46,903	$237	$(385)	$46,755
Equity securities	9,169	942	—	10,111

	$56,072	$1,179	$(385)	$56,866

	As of December 31, 2003
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$57,573	$3,207	$(136)	$60,644
Equity securities	8,935	981	—	9,916

	$66,508	$4,188	$(136)	$70,560

The net unrealized holding gains at September 30, 2004 were $513 (net of income tax expense of $281) and at December 31, 2003 were $2,554 (net of income tax expense of $1,498) and are reported as a separate component of Accumulated other comprehensive gains on the accompanying Consolidated Balance Sheets.

Management performs a review of all investments in marketable securities on a quarterly basis with regards to impairment. Factors considered in determining other-than-temporary impairment are significant or prolonged declines in the price of investments based on available market prices. Additional consideration is given to the ability to recover the carrying amount of the investment. The Company recorded an impairment charge of $595 related to other-than-temporary declines in fair value and is included in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations for the nine month period ended September 30, 2003. The Company did not record an impairment charge related to other-than-temporary declines in fair value for any of its securities available-for-sale during the nine month period ended September 30, 2004.

During the three months ended September 30, 2004, the Company recognized gross realized gains from available-for-sale securities of $613. For the nine months ended September 30, 2004, the Company recognized gross realized gains from available-for-sale securities of $4,822. Gross realized losses in both periods were insignificant.

At September 30, 2004, the Company had gross unrealized losses of $385 that relate to an investment in a Company-sponsored mutual fund that primarily invests in federal agency mortgage-backed securities. The cost basis of this investment was $25,515 with a fair value of $25,130 as of September 30, 2004. The gross unrealized losses from this investment are not considered as a precipitous decline in market value.

Note 5.	Derivative Instruments and Hedging Activities - The Company is exposed to market risk associated with certain available for sale securities. To provide some protection against potential market fluctuations, the Company has entered into various derivative financial transactions in the form of futures and equity contracts (“derivatives”).

The Company accounts for its derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the Company determines if the instrument qualifies as an effective fair value hedge in accordance with established accounting guidance and will apply hedge accounting. Derivative instruments that qualify as an effective fair value hedge, changes in the fair value of the derivative instrument, along with changes the fair value of the hedged asset, are recorded in current period earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value hedges to specific assets on the balance sheet. The Company evaluates, on an ongoing basis, whether each derivative remains an effective fair value hedge.

The Company does not apply hedge accounting to derivative instruments that do not qualify as an effective fair value hedge. Changes in the entire fair value of a derivative that do not qualify as a fair value hedge are recognized immediately in current period earnings while the change in the fair value of the hedged asset is recorded in Other Comprehensive Income. The Company may continue to enter into economic hedges to support certain business strategies that may not qualify as accounting hedges. Currently, hedge accounting does not apply to any of the Company’s derivative instruments.

Net gain (loss) from investments on the accompanying Consolidated Statements of Operations includes net losses of $169 and $740 from changes in the fair value of derivative instruments for the three months ended September 30, 2004 and 2003, respectively. Net gain (loss) from investments includes net losses of $193 and $2,657 from changes in the fair value of derivative instruments for the nine months ended September 30, 2004 and 2003, respectively.

The Company currently holds equity derivatives and futures contracts with notional amounts of $10,111 and $14,061, respectively, with a financial institution for various terms. During the three months ended September 30, 2004, the Company did not enter into or hold derivative financial instruments for trading purposes.

The following tabular disclosure provides information about the Company’s derivative financial instruments.

	Expected Maturity Date
	2004	2005	2006	Thereafter	Total
Equity	$—	10,111	—	—	$10,111
Futures	1,200	12,861	—	—	14,061

Total	$1,200	22,972	—	—	$24,172

Note 6.	Other Assets - Other assets on the accompanying Consolidated Balance Sheets consist of the following:

	September 30, 2004	December 31, 2003
Investment in unconsolidated affiliate	$33,164	$23,420
Other, net	13,455	12,057

Other assets	$46,619	$35,477

Other, net consists of long-term prepaid expenses, deposits and other investments carried at cost.

Investment in Unconsolidated Affiliate – The Company has an investment in the general partnership LSV Asset management (“LSV”). LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently the portfolio manager for a number of Company-sponsored mutual funds. The Company accounts for its interest in LSV using the equity method of accounting due to its less than 50 percent ownership. The Company’s total partnership interest in LSV was approximately 44 percent through June 30, 2003.

On June 30, 2003, the Company acquired an additional three percent partnership interest in LSV (the “Additional Interest”). The purchase price for the Additional Interest included a contingent purchase price which would be payable in the event of the sale of a certain percentage of the Partnership’s business and assets prior to January 1, 2006. On July 1, 2003, several new partners were admitted into the partnership, which reduced the Company’s partnership interest by approximately one percent for a total partnership interest of approximately 46 percent. The Company also agreed to allow the partners of LSV to buy the Additional Interest at certain prices and dates.

On July 1, 2004, the partners of LSV exercised their right to acquire the Additional Interest from the Company and as a result, the Company’s total partnership interest in LSV decreased to approximately 43 percent. The total proceeds received from the sale of the Additional interest were $6,183 and the basis of the Company’s investment relating to the Additional Interest was $1,614, resulting in a total gain of $4,569. Certain partners paid the Company directly for the Additional Interest whereas certain other partners elected to finance their purchase through LSV. The Company recognized $3,097 in Other income on the accompanying Consolidated Statements of Operations and deferred the remaining portion of the gain of $1,472, which is reflected in Other long-term liabilities on the accompanying Consolidated Balance Sheets. The deferred portion of the gain will be recognized when LSV is repaid in full from the partners that financed their purchase of the Additional Interest. The final payments are due on January 1, 2006.

At September 30, 2004, the basis of the Company’s investment in LSV exceeded its underlying equity in the net assets of LSV by $6,883. The Company accounts for this amount as goodwill embedded in their investment in LSV. The Company does not record amortization expense associated with such embedded goodwill but assesses whether such embedded goodwill is impaired on an annual basis. The embedded goodwill in LSV was not deemed impaired during the 12 month period ended September 30, 2004.

The following table contains the condensed statements of operations of LSV for the three and nine months ended September 30:

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2004	2003	2004	2003
Revenues	$31,643	$16,569	$81,135	$41,061

Net income	$27,592	$13,564	$70,166	$32,898

The following table contains the condensed balance sheets of LSV:

	September 30, 2004	December 31, 2003
Cash and cash equivalents	$22,675	$14,259
Accounts receivable	34,253	20,328
Other current assets	199	226
Non-current assets	418	363

Total assets	$57,545	$35,176

Current liabilities	$3,431	$2,955
Partners’ capital	54,114	32,221

Total liabilities and partners’ capital	$57,545	$35,176

Note 7.	Accrued Liabilities – Accrued liabilities on the accompanying Consolidated Balance Sheets consists of the following:

	September 30, 2004	December 31, 2003
Accrued compensation	$35,473	$30,814
Accrued income taxes	12,242	10,559
Accrued brokerage fees	7,179	7,721
Accrued investment officer fees	11,857	10,019
Other accrued liabilities	56,220	69,039

Total accrued liabilities	$122,971	$128,152

Note 8.	Line of Credit – On September 15, 2003, the Company entered into a $200,000 364-Day Credit Agreement (the “364-Day Credit Facility”). The 364-Day Credit Facility expired on September 13, 2004 and was replaced by a new agreement. The Company had no borrowings under the 364-Day Credit Facility during the entire term of the agreement.

On September 14, 2004 (the “Closing Date”), the Company entered into a three-year $200,000 Credit Agreement (the “Credit Facility”). The Credit Facility became available on the Closing Date and ends on September 14, 2007 (the “Termination Date”). At the Termination Date, any aggregate principal amount of loans outstanding under the Credit Facility becomes payable in full. The Credit Facility, when utilized, will accrue interest at 0.75 percent above the London Interbank Offer Rate (“LIBOR”). There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the Credit Facility. The Credit Facility contains various covenants, including, but not limited to, limitations of indebtedness, maintenance of fixed charge and leverage ratios, and restrictions on certain investments. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. None of these covenants currently negatively affect the Company’s liquidity or capital resources. As of September 30, 2004, the Company had no borrowings under the Credit Facility.

The Company was in compliance with all covenants associated with the 364-Day Credit Facility and Credit Facility during the nine month period ended September 30, 2004.

Note 9.	Short-term Debt – On June 30, 2003, the Company had a payable to LSV in the amount of $7,250, which bears interest at the rate of four percent per annum and is being repaid in six quarterly installments beginning July 1, 2003. Principal and interest payments are made at the beginning of each quarter. The Company paid a total of $3,607 through the nine month period ended September 30, 2004. The remaining unpaid principal balance at September 30, 2004 was $1,226, which was paid in full on October 1, 2004.

Note 10.	Long-term Debt - On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20% Senior Notes, Series A, and $15,000 of 7.27% Senior Notes, Series B (collectively, the “Notes”), in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company’s line of credit at that date. The Note Purchase Agreement, which was subsequently amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the Note Purchase Agreement limits the Company’s ability to merge or consolidate, and to sell certain assets.

Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $4,000 in February 2004. The remaining unpaid principal balance of the Notes at September 30, 2004 was $17,000, of which $4,000 is classified as current.

On June 26, 2001 the Company entered into a Loan Agreement (the “Agreement”) with a separate lending institution. The Agreement provides for borrowing up to $25,000 in the form of a term loan, and expires on March 31, 2006 and is payable in 17 equal quarterly installments. The Agreement provides the Company the option to have interest accrued at either the lower of the Prime rate or one and thirty-five hundredths of one percent above LIBOR. The Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. None of these covenants negatively affect the Company’s liquidity or capital resources. On August 2, 2001, the Company borrowed the full $25,000. The Company made its scheduled payments during 2004 for a total of $4,166. The remaining unpaid principal balance of the Agreement at September 30, 2004 was $8,334, of which $5,556 is classified as current. The interest rate being applied at September 30, 2004 was 2.94%.

The Company was in compliance with all covenants associated with its long-term debt during the nine month period ended September 30, 2004.

Note 11.	Common Stock Buyback - The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $853,365, which includes an additional authorization of $50,000 on September 15, 2004. Through September 30, 2004, a total of 113,147,000 shares at an aggregate cost of $799,058 have been purchased and retired. The Company purchased 3,130,000 shares at a total cost of $97,309 during the nine months ended September 30, 2004.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 12.	Contingencies – In the normal course of business, the Company is party to various claims and legal proceedings. The Company believes that on September 30, 2004, SIDCO was named as a defendant in a putative consolidated amended class action complaint filed in the United States District Court for the District of Maryland titled “Stephen Carey v. Pilgrim Baxter & Associates, LTD, et. al.” This complaint is purportedly made on behalf of all persons that purchased or held PBHG mutual funds during the period from November 1, 1998 to November 13, 2003 and relates generally to various market timing practices allegedly permitted by the PBHG Funds. The complaint alleges that SIDCO was the named distributor/underwriter from November 1998 until July 2001 for various PBHG funds in which market timing allegedly occurred during that period. SIDCO has not been served with the Complaint, but if served, SIDCO intends to pursue a vigorous defense to this litigation. While the outcome of this litigation is uncertain, SIDCO believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously. The Company has not made any provision relating to this legal proceeding.

Note 13.	Segment Information – The Company defines its business segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 establishes standards for the way public business enterprises report financial information about operating segments in financial statements. SFAS 131 also requires additional disclosures about product and services, geographic areas, and major customers.

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

Private Banking and Trust provides investment processing, fund processing, and investment management solutions to banks and other trust institutions located in the United States and Canada. Investment Advisors provides investment management solutions to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States. Enterprises provides retirement and treasury solutions to corporations, unions, municipalities, and hospitals and an endowment solution for the not-for-profit market in the United States. Money Managers provides investment processing solutions to investment managers and mutual fund companies located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds. Investments in New Businesses provides investment management and fund processing solutions to investment advisors, corporations, and money managers located outside the United States, private banking outsource solutions to institutions in the United Kingdom and Continental Europe, as well as expanding our investment solutions to include affluent families located in the United States.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2004 and 2003. Management evaluates Company assets on a consolidated basis during interim periods.

The following tables highlight certain unaudited financial information about each of the Company’s segments for the three months ended September 30, 2004 and 2003.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Three Month Period Ended September 30, 2004
Revenues	$69,360	$45,967	$18,347	$20,523	$18,781		$172,978

Operating income (loss)	$29,674	$24,995	$8,112	$3,573	$(4,747)	$(7,054)	$54,553

Other income, net							$16,674

Income before income taxes							$71,227

Depreciation and amortization	$2,050	$560	$174	$357	$401	$292	$3,834

Capital expenditures	$6,482	$2,308	$1,049	$718	$1,010	$663	$12,230

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Three Month Period Ended September 30, 2003
Revenues	$76,044	$42,372	$17,965	$14,201	$12,778		$163,360

Operating income (loss)	$27,925	$21,937	$8,691	$2,391	$(4,412)	$(7,394)	$49,138

Other income, net							$7,050

Income before income taxes							$56,188

Depreciation and amortization	$2,284	$735	$228	$302	$332	$162	$4,043

Capital expenditures	$5,307	$1,682	$765	$525	$809	$483	$9,571

The following tables highlight certain unaudited financial information about each of the Company’s segments for the nine months ended September 30, 2004 and 2003.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Nine Month Period Ended September 30, 2004
Revenues	$218,137	$132,198	$50,617	$56,471	$51,878		$509,301

Operating income (loss)	$86,805	$72,305	$23,168	$10,457	$(13,760)	$(22,651)	$156,324

Other income, net							$41,354

Income before income taxes							$197,678

Depreciation and amortization	$6,667	$1,845	$570	$1,000	$1,193	$775	$12,050

Capital expenditures	$17,757	$5,850	$2,659	$1,839	$2,943	$1,679	$32,727

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Nine Month Period Ended September 30, 2003
Revenues	$235,281	$115,364	$46,356	$39,823	$35,602		$472,426

Operating income (loss)	$94,962	$61,722	$21,444	$6,670	$(14,008)	$(17,880)	$152,910

Other income, net							$13,372

Income before income taxes							$166,282

Depreciation and amortization	$7,370	$2,364	$643	$919	$946	$428	$12,670

Capital expenditures	$11,935	$3,867	$1,758	$1,236	$2,438	$1,110	$22,344

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at September 30, 2004 and 2003, the consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

SEI Investments Company is a leading global provider of outsourcing business solutions for investment processing, mutual fund processing, and investment management for the financial services industry. As of September 30, 2004, through our subsidiaries and partnerships in which we have a significant interest, we managed approximately $109 billion in assets and administered approximately $275 billion in mutual fund and pooled assets.

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

Business Segments

Products and services are offered as complete outsourced business solutions to the financial services industry. We are organized around our target markets. Financial information about each segment is contained in Note 13 to the Consolidated Financial Statements. Our business segments are:

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

Money Managers – provides investment processing solutions to investment managers and mutual fund companies in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds; and

Investments in New Businesses – provides investment management and fund processing solutions to investment advisors, corporations, and money managers located outside the United States and private banking outsource solutions to institutions in the United Kingdom and Continental Europe. This segment also includes our investment solutions offered to affluent families located in the United States.

Financial Results

Revenues, Expenses and Income from Operations by segment for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 were as follows:

	For the Three Month Period Ended September 30,			For the Nine Month Period Ended September 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Revenues
Private Banking and Trust:	$69,360	$76,044	(9)%	$218,137	$235,281	(7)%
Investment Advisors:	45,967	42,372	8%	132,198	115,364	15%
Enterprises:	18,347	17,965	2%	50,617	46,356	9%
Money Managers:	20,523	14,201	45%	56,471	39,823	42%
Investments in New Businesses:	18,781	12,778	47%	51,878	35,602	46%

Total Consolidated Revenues:	172,978	163,360	6%	509,301	472,426	8%

Operating and development expenses

Private Banking and Trust:	30,217	37,946	(20)%	101,300	111,836	(9)%
Investment Advisors:	13,785	10,640	30%	38,124	31,023	23%
Enterprises:	5,502	4,183	32%	13,751	11,248	22%
Money Managers:	13,517	8,497	59%	35,491	23,638	50%
Investments in New Businesses:	15,940	11,159	43%	43,623	32,934	32%

Total Operating and development expenses	78,961	72,425	9%	232,289	210,679	10%

Sales and marketing expenses

Private Banking and Trust:	9,469	10,173	(7)%	30,032	28,483	5%
Investment Advisors:	7,187	9,795	(27)%	21,769	22,619	(4)%
Enterprises:	4,733	5,091	(7)%	13,698	13,664	—
Money Managers:	3,433	3,313	4%	10,523	9,515	11%
Investments in New Businesses:	7,588	6,031	26%	22,015	16,676	32%

Total Sales and marketing expenses	32,410	34,403	(6)%	98,037	90,957	8%
General and administrative	7,054	7,394	(5)%	22,651	17,880	27%

Total Consolidated Costs and Expenses:	118,425	114,222	4%	352,977	319,516	10%

Income from Operations

Private Banking and Trust:	29,674	27,925	6%	86,805	94,962	(9)%
Investment Advisors:	24,995	21,937	14%	72,305	61,722	17%
Enterprises:	8,112	8,691	(7)%	23,168	21,444	8%
Money Managers:	3,573	2,391	49%	10,457	6,670	57%
Investments in New Businesses:	(4,747)	(4,412)	(8)%	(13,760)	(14,008)	2%
General and administrative	(7,054)	(7,394)	(5)%	(22,651)	(17,880)	(27)%

Total Consolidated Income from Operations:	54,553	49,138	11%	156,324	152,910	2%

Other income, net	16,674	7,050	137%	41,354	13,372	209%

Income before income taxes	71,227	56,188	27%	197,678	166,282	19%

Income taxes	25,820	20,789	24%	71,658	61,524	16%

Net income	$45,407	35,399	28%	$126,020	104,758	20%

Diluted earnings per share	$.43	$.33	30%	$1.19	$0.97	23%

Asset Balances

(In millions)

	As of September 30,		Percent Change
	2004	2003
Assets invested in equity and fixed-income programs	57,624	45,759	26%
Assets of unconsolidated affiliate invested in equity and fixed-income programs	26,835	12,435	116%
Assets invested in collective trust fund programs	12,304	10,790	14%
Assets invested in liquidity funds	13,068	18,419	(29)%

Assets under management	109,831	87,403	26%
Client proprietary assets under administration	165,628	154,951	7%

Assets under management and administration	$275,459	$242,354	14%

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

Consolidated

Consolidated revenues increased $9.6 million, or 6 percent, to $173.0 million for the three months ended September 30, 2004 compared with the three months ended September 30, 2003. For the nine months ended September 30, 2004, consolidated revenues increased $36.9 million, or 8 percent, to $509.3 million as compared to the prior year comparable period. Asset-based fees from our investment management programs accounted for the majority of the increase in our revenues for both comparable periods as a result of higher levels of assets under management. The primary contributor to this growth was new client sales during the past year. Market appreciation in the value of assets managed for existing clients contributed to revenue growth to a lesser extent in the nine month period ended September 30, 2004. Fund processing fees from offshore and hedge funds increased significantly in both periods, mainly due to new client sales. However, fund processing fees earned from bank clients were significantly reduced in both comparable periods because of the loss of large bank clients in 2003 and 2004. This decline offset a substantial portion of the increase in fund processing revenues from our offshore and hedge fund clients.

Consolidated operating margin increased to 36 percent, as compared to 35 percent in the three month period and decreased to 35 percent, as compared to 36 percent during the nine month period. Operating income increased by $5.4 million, or 11 percent, in the three month period and increased by $3.4 million, or two percent, in the nine month period. Profitability growth was hindered during both periods by an increased level of non-capitalized investment spending in our technology and infrastructure for supporting new business solutions. A large portion of this investment spending is for the Desktop and Global Investment Processing Platforms. These platforms are expected to provide new revenue opportunities and increase operational efficiencies across all business segments of the Company. Salary and incentive compensation expense increased in both comparable periods. Income from operations benefited, however, from a reduction of direct expenses from the loss of large fund processing bank clients. Continued investments in technology and infrastructure to support new business opportunities are anticipated to increasingly affect operating income in the fourth quarter of 2004 and early 2005.

Business Segments

Private Banking and Trust

	For the Three Months Ended			For the Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
	2004	2003		2004	2003
Revenues:
Investment processing fees	$54,381	$56,085	(3)%	$166,602	$171,875	(3)%
Fund processing fees	6,247	10,048	(38)%	25,288	33,619	(25)%
Investment management fees	8,732	9,911	(12)%	26,247	29,787	(12)%

Total revenues	$69,360	$76,044	(9)%	$218,137	$235,281	(7)%

Revenues declined $6.7 million, or nine percent, in the three month period and $17.1 million, or seven percent, in the nine month period ended September 30, 2004. The net decrease in both periods consisted of the following items:

•	The loss of a large fund processing bank client in mid-2004;

•	Lower transaction-based fees and non-recurring investment processing project fees;

•	Lower investment management fees from bank clients due to the discontinuation of our repurchase program in late 2003; partially offset by

•	An increase in investment processing recurring revenues from the adoption of our BSP model.

For the nine month period ended September 30, 2004, the decrease in revenues also consisted of the following item:

•	The loss of large fund processing bank clients in 2003 and 2004.

Operating margins increased to 43 percent, as compared to 37 percent in the three month period and remained flat at 40 percent during the nine month period. Operating income increased by $1.8 million, or six percent, in the three month period and decreased by $8.2 million, or nine percent, in the nine month period. The net increase in the three month period consisted of the following item:

•	A one-time reduction in direct expenses from the loss of a large fund processing bank client.

For the nine month period ended September 30, 2004, the decrease in operating income consisted of the following items:

•	Increased non-capitalized technology spending related to the further development of our straight-through processing global platforms; and

•	Increased marketing expenses associated with the introduction of our new strategies; partially offset by

•	A one-time reduction in direct expenses from the loss of a large fund processing bank client.

Investment Advisors

Revenues increased $3.6 million, or eight percent, in the three month period and $16.8 million, or 15 percent, in the nine month period ended September 30, 2004. The net increase in both periods consisted of the following items:

•	Increased investment management fees from the appreciation of assets under management because of the general improvement of capital markets; partially offset by

•	The recognition of non-recurring brokerage fees from manager transitions in the third quarter of 2003.

For the three month period ended September 30, 2004, the increase in revenue also consisted of the following item:

•	The recognition on a gross basis of pass-through revenue associated with our 401(k) recordkeeping offering and third party advisory fees related to our separate account program.

Operating margins increased to 54 percent, as compared to 52 percent in the three month period and increased to 55 percent, as compared to 54 percent during the nine month period. Operating income increased $3.1 million, or 14 percent, in the three month period and $10.6 million, or 17 percent, in the nine month period. The net increase for both periods consisted of the following items:

•	An increase in revenues;

•	One-time costs recognized in the third quarter of 2003; less

•	Increased non-capitalized investment spending in developing new products and services, mainly technology.

Enterprises

Revenues increased $0.4 million, or two percent, in the three month period and $4.3 million, or nine percent, in the nine month period ended September 30, 2004. The net increase for both periods consisted of the following items:

•	Asset funding from new sales of our retirement solutions during the past year;

•	Market appreciation of assets under management because of the general improvement of the capital markets; partially offset by

•	The recognition of non-recurring brokerage fees from manager transitions in the third quarter of 2003.

For the three month period ended September 30, 2004, the increase in revenue also consisted of the following item:

•	The recognition on a gross basis of pass-through revenue associated with our 401(k) recordkeeping offering.

Operating margins decreased to 44 percent, as compared to 48 percent in the three month period and remained flat at 46 percent during the nine month period. Operating income decreased $0.6 million, or seven percent, in the three month period and increased $1.7 million, or eight percent, in the nine month period. The net decrease in the three month period consisted of the following items:

•	Increased non-capitalized investment spending in new services; less

•	An increase in revenues.

For the nine month period ended September 30, 2004, the increase in operating income consisted of the following item:

•	An increase in revenues.

Money Managers

Revenues increased $6.3 million, or 45 percent, in the three month period and $16.6 million, or 42 percent, in the nine month period ended September 30, 2004. The net increase for both periods consisted primarily of the following items:

•	Sales of new business in the traditional and alternative investments marketplaces;

•	Improved cash flows into product offerings from existing clients of all types; and

•	A $600 thousand non-recurring fee related to the buyout of an existing contract in the third quarter of 2004.

Operating margins remained flat at 17 percent in the three month period and increased to 19 percent, as compared to 17 percent in the nine month period. Operating income increased $1.2 million, or 49 percent, in the three month period and $3.8 million, or 57 percent, in the nine month period. The net increase for both periods consisted of the following items:

•	An increase in revenues; less

•	Increased spending on personnel and other operating costs to support new business;

•	One-time operational costs recognized in the third quarter of 2004; and

•	Increased spending relating to our strategies for separately managed accounts and total operational outsourcing.

Investments in New Businesses

Revenues increased $6.0 million, or 47 percent, in the three month period and $16.3 million, or 46 percent, in the nine month period ended September 30, 2004. The net increase for both comparable periods consisted of the following item:

•	New and existing investment management relationships established with institutions and investment advisors in Continental Europe, the United Kingdom, Canada and Hong Kong.

For the nine month period ended September 30, 2004, the increase in revenues also consisted of the following item:

•	Market appreciation of assets under management because of the general improvement of the capital markets.

Losses from operations increased $0.3 million, or eight percent, in the three month period and decreased $0.2 million, or two percent in the nine month period. The net increase in losses for the three month period consisted of the following items:

•	Increased direct expenses associated with higher levels of assets from existing and new clients; and

•	Increased spending on personnel and other operating costs to support new business; partially offset by

•	An increase in revenues.

For the nine month period ended September 30, 2004, the decrease in losses from operations consisted of the following item:

•	An increase in revenues.

Other

General and administrative expenses

General and administrative expenses primarily consist of corporate overhead costs and other costs not directly attributable to a reportable business segment. The increase in these expenses was primarily due to modifications to enhance our compliance procedures.

Other Income

Other income on the accompanying Consolidated Statements of Operations consists of the following:

	For the Three Months Ended			For the Nine Months Ended
	September 30,		Percent Change	September 30,		Percent Change
	2004	2003		2004	2003
Equity in the earnings of unconsolidated affiliate	$11,859	$6,288	89%	$31,542	$14,763	114%
Net gain / (loss) from investments	439	509	(14)%	4,730	(3,673)	N/A
Interest income	1,184	817	45%	3,021	3,424	(12)%
Interest expense	(497)	(564)	(12)%	(1,628)	(1,651)	(1)%
Other	3,689	—	N/A	3,689	509	625%

Total other income, net	$16,674	$7,050	137%	$41,354	$13,372	209%

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations includes our less than 50 percent ownership in the general partnership of LSV (See Note 6 to the Consolidated Financial Statements). The increase in LSV’s net earnings is due to an increase in assets under management. Other income of $3.7 million on the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2004 consists of a gain of $3.1 million associated with the sale of a small portion of our equity interest in LSV to certain other partners of LSV.

Net gain (loss) from investments consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net realized gain (loss) from sales of marketable securities	$608	$1,189	$4,815	$700
Increase (decrease) in fair value of derivative financial instruments	(169)	(740)	(193)	(2,657)
Other-than-temporary declines in market value	—	—	—	(595)
Other realized gains (losses)	—	60	108	(1,121)

Net gain (loss) on investments	$439	$509	$4,730	$(3,673)

Derivative financial instruments are used to minimize the price risk associated with changes in the fair value of our seed investments in new investment management programs. These derivative financial investments did not qualify for hedge accounting under current accounting rules. As a result, changes in the fair value of these derivative financial instruments were recorded in current period earnings whereas the change in the fair value of the hedged asset will be realized upon sale in future period earnings. Management’s decision to enter into derivative financial instruments that do not qualify for hedge accounting may cause volatility in quarterly earnings (See Note 5 to the Consolidated Financial Statements).

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

Interest expense is directly attributable to our long-term debt and other borrowings. Interest expense for the nine months ended September 30, 2004 decreased over the comparable period mainly due to the lower principal balances of debt outstanding.

Income Taxes

Our effective tax rates were 36.25 and 37.00 percent for the three and nine months ended September 30, 2004 and 2003, respectively. The rate reduction in 2004, compared to 2003, was due to an increase in the amount of research and development expenditures for which we are claiming a tax credit and a reassessment of our valuation allowance for capital losses. Certain expenditures associated with research and development which qualified for a tax credit reduced our tax liability and effective tax rate.

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

As has been the case in prior years, consolidations among our bank clients continue to be a strategic challenge for our Private Banking and Trust segment. The impact of bank consolidations, including prior merger announcements, could positively or negatively alter our client base and significantly affect our revenues and earnings.

Over the last three years, the fund processing business in the large bank market has seen substantial commoditization. This has caused fee compression, while the level of services required by our clients has increased. These factors have had a significant effect on our profitability for this line of business. In response to this trend, we are implementing a long-term strategy that treats mutual fund services as a single component of a complete back and middle office business outsourcing solution. We believe that this strategy will enhance this product offering as part of a larger solution.

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

We expect continued investment in new initiatives related to the development of new platform solutions that can be leveraged across our business segments both in the United States and globally. These investments are centered on creating new solutions by developing new technologies, customizing and integrating purchased technology components and building the necessary infrastructure to support these new solutions. We expect these new solutions will allow us to grow our global asset management business and enter new markets such as the private banking outsource business in the United Kingdom and Continental Europe.

Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2004	2003
Net cash provided by operating activities	$119,446	$123,862
Net cash used in investing activities	(10,468)	(22,300)
Net cash used in financing activities	(121,160)	(74,679)

Net (decrease) increase in cash and cash equivalents	(12,182)	26,883
Cash and cash equivalents, beginning of period	199,953	165,724

Cash and cash equivalents, end of period	$187,771	$192,607

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. We currently have a Credit Facility that provides for borrowings of up to $200.0 million. The availability of the Credit Facility is subject to compliance with certain covenants set forth in the agreement. At September 30, 2004, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $187.8 million and the full amount available through the Credit Facility of $200.0 million.

Net cash provided by operating activities decreased during the first nine months of 2004 as compared to 2003 primarily due to an increase in receivables.

Net cash used in investing activities primarily includes the capitalization of costs incurred in developing computer software, purchases and sales of available-for-sale securities and capital expenditures. Net cash used in investing activities decreased about $11.8 million during the first nine months in 2004 as compared to the prior year period. This decrease was primarily due to a lesser amount of purchases of available-for-sale securities and capital expenditures. The overall decrease in cash used for investing activates was partially offset by a higher amount of software development costs eligible for capitalization associated with the Desktop and Global Investment Processing Platforms (See Note 1 to the Consolidated Financial Statements). Expenditures for software development were $24.0 million in 2004 and $5.9 million in 2003. Capital expenditures for property, plant and equipment were $8.7 million in 2004 and $16.4 million in 2003. Capital expenditures in 2003 were primarily for the expansion of our corporate headquarters.

Net cash used in financing activities primarily includes the repurchase of our common stock, principal payments on our debt, and dividend payments. We made principal payments of $11.8 million relating to our debt arrangements in 2004. Our debt is subject to various covenants contained in each lending agreement. Currently these covenants do not negatively affect our liquidity (See Notes 9 and 10 to the Consolidated Financial Statements).

Our Board of Directors has authorized the repurchase of our common stock of up to $853.4 million. Through October 29, 2004, we repurchased approximately 113.4 million shares of our common stock at a cost of $806.4 million and had $46.9 million of authorization remaining for the purchase of our common stock under this program (See Note 11 to the Consolidated Financial Statements).

Cash dividends paid were $19.7 million or $.19 per share in the first nine months of 2004 and $13.7 million or $.13 per share in the first nine months of 2003. Our Board of Directors has indicated its intention to continue making cash dividend payments.

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

The Company and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with the Securities and Exchange Commission (“SEC”) as an investment adviser, a broker-dealer, a transfer agent, an investment company or with the United States Office of Thrift Supervision or state banking authorities as a trust company. Our broker-dealer is also a member of the National Association of Securities Dealers and is subject to its rules and oversight. In addition, various subsidiaries of the Company are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom and the Republic of Ireland. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment companies and their service providers could have a significant impact on us. We have responded and are currently responding to various regulatory examinations and requests and are generally implementing changes and reviewing our compliance procedures and business operations. These activities resulted in an increased level of general and administrative costs during the nine month period ended September 30, 2004.

We offer investment and banking products that also are subject to regulation by the federal and state securities and banking authorities, as well as non-United States regulatory authorities, where applicable. Existing or future regulations that affect these products could lead to a reduction in sales of these products. Directed brokerage payment arrangements offered by us are also subject to the SEC and other federal regulatory authorities. Changes in the regulation of directed brokerage or soft dollar payment arrangements or strategic decisions of our clients regarding these arrangements could affect sales of some services, primarily our brokerage services.

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

Foreign Currency Risk – We transact business in the local currencies of various foreign markets located principally in Canada, Europe and Asia. The total of all of our foreign operations accounts for approximately ten percent of total consolidated revenues. Also, most of our foreign operations match local currency revenues with local currency costs. Due to these reasons, we do not hedge against foreign operations nor do we expect any material loss with respect to foreign currency risk.

Price Risk – We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. To provide protection against potential fair value changes for these investments, we have entered into various derivative financial instruments. As of September 30, 2004, we held derivative financial instruments with a notional amount of $24.2 million with various terms, generally less than two years. These derivative financial investments did not qualify for hedge accounting under current accounting rules. As a result, changes in the fair value of the derivative financial instruments are recognized in current period earnings, whereas, the change in the fair value of the investment is recorded on the balance sheet in accumulated other comprehensive income. Therefore, changes in the fair value of the derivative financial instrument and changes in the fair value of the investment are not recognized through earnings in the same period. We did not enter into or hold any derivative financial instruments for trading purposes during 2004 or 2003.

Earnings for the first nine months of 2004 and 2003 includes losses of $0.2 million and $2.7 million, respectively, relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of these derivative financial instruments would not be material to our results of operations, financial position, or liquidity. We recorded an impairment charge of $0.6 million in 2003 related to other-than-temporary declines in the fair value of certain securities held within our investment portfolio. We did not record an impairment charge related to other-than-temporary declines in fair market value in 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company believes that on September 30, 2004, SIDCO was named as a defendant in a putative consolidated amended class action complaint (the “Complaint”) filed in the United States District Court for the District of Maryland titled “Stephen Carey v. Pilgrim Baxter & Associates, LTD, et. al.” This Complaint is purportedly made on behalf of all persons that purchased or held PBHG mutual funds during the period from November 1, 1998 to November 13, 2003 and relates generally to various market timing practices allegedly permitted by the PBHG Funds. The suit names as defendants some 36 persons and entities, including various persons and entities affiliated with Pilgrim Baxter & Associates, Ltd., various PBHG Funds, various alleged market timers, various alleged facilitating brokers, various clearing brokers, various banks that allegedly financed the market timing activities, various distributors/underwriters and others. The Complaint alleges that SIDCO was the named distributor/underwriter from November 1998 until July 2001 for various PBHG funds in which market timing allegedly occurred during that period. The Complaint generally alleges that the prospectus for certain PBHG funds made misstatements and omission concerning market timing practices in PBHG funds. The Complaint alleges that SIDCO violated Sections 11 and 12(a)(2) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Sections 34(b) and 36(a) of the Investment Company Act of 1940, and that SIDCO breached its fiduciary duties, engaged in constructive fraud and aided and abetted the breach by others of their fiduciary duties. The Complaint does not name SIDCO or any of its affiliates as a market timer, facilitating or clearing broker or financier of market timers. The Complaint seeks unspecified compensatory and punitive damages, disgorgement and restitution. SIDCO has not been served with the Complaint, but if served, SIDCO intends to pursue a vigorous defense to this litigation. While the outcome of this litigation is uncertain, SIDCO believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Our Board of Directors has authorized the repurchase of up to $853.4 million of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended September 30, 2004 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – 31, 2004	83,000	31.00	83,000	$24,674,000
August 1 – 31, 2004	316,500	30.72	316,500	14,953,000
September 1 – 30, 2004	319,000	33.37	319,000	54,307,000

Total	718,500	31.93	718,500

Item 6. Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date November 4, 2004	By	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer