Form 10-K
period 2004-12-31
SEI INVESTMENTS CO
filed 2005-03-14
CIK 350894

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $2.0 billion based on the closing price of $29.04 as reported by NASDAQ on June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the common stock of the registrant.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 15, 2005:

Common Stock, $.01 par value	101,840,329

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated by reference herein:

1.	The definitive proxy statement relating to the registrant’s 2005 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission (SEC).

Item 1. Business.

Overview

SEI Investments Company, together with its wholly-owned subsidiaries, is a leading global provider of outsourced business solutions to the financial services industry for wealth management.

We serve two global markets:

•	Investors, including institutional investors, as well as affluent individuals, families and trusts;

•	Investment firms managing or administering investments for others, including banks, trust institutions, investment advisors, and investment managers.

We were incorporated in the Commonwealth of Pennsylvania in 1968. We initially offered our shares to the public in 1981 and are listed on The NASDAQ National Market under the symbol “SEIC.” As of December 31, 2004, through our subsidiaries and partnerships in which we have a significant interest, we administer over $288 billion in mutual fund and pooled assets, manage over $120 billion in assets, and operate from 22 offices in 12 countries. Our corporate headquarters is located at One Freedom Valley Drive, Oaks, Pennsylvania, 19456.

We seek to achieve growth in earnings and create value for our shareholders by strengthening our position as a provider of business solutions that help our clients create and manage wealth. To achieve this growth, we have adopted business strategies that are based upon these fundamental operating principles:

•	Forging long-term client relationships has been a significant contributor to our success. We strive to maintain high levels of customer satisfaction, which facilitates our ability to market additional services to our clients. Our organizational structure is built around our major markets. We rely on intimate knowledge of our clients to understand what makes their businesses successful, and to acquire knowledge and insights that fuel our product innovation process.

•	Generating high levels of recurring revenue and cash flow affords us the ability to service our clients, and to invest in research and development to enhance our services. Operating margins benefit from the scale inherent in our business. Most of our products and services serve more than one market, and are able to support new clients without incurring significantly higher incremental operating expenses.

•	Investing in product development to enhance our products and services to help improve the business success of our clients. We evaluate new business initiatives on their strategic fit and their ability to generate recurring revenues and positive cash flows. New products and services are developed to meet the needs of multiple markets. Many of our investment services can be tailored to meet the needs of institutions and investors in non-U.S. markets. We have made significant investments in our global initiatives, as we believe they represent significant opportunities for new business growth.

•	Focusing on creating value for our shareholders. Our ability to achieve long-term sustainable growth in revenues and earnings strongly influences the management of our business. We also seek to align the interest of our employees with those of our shareholders.

Products and Services

Investment Processing

We offer our investment processing services to U.S. banks, trust companies, investment managers, and European private banks. Investment processing services are an integral component of our wealth management solutions offered to banks and investment advisors. Our proprietary software system, TRUST 3000®, supports our U.S. investment processing business by serving as the system of record for trust institutions. TRUST 3000® is a complete trust accounting and investment system that provides straight-through-business processing for investment transactions for multiple types of investment accounts, including personal trust, corporate trust, institutional trust, and non-trust investment accounts.

Through TRUST 3000®’s integrated investment functionality, we support the full range of activities for wealth management including:

•	Investment management – portfolio analysis, investment decision support, and performance measurement reporting;

•	Trade execution services – straight-through trade order management and electronic trading services for equities and mutual funds;

•	Account services – cash processing and investor reporting for all accounts. Our software supports many specialized activities associated with personal trust management including principal and income segregation, uninvested cash and overdraft management, and beneficiary payment processing;

•	Investment processing – securities processing and investment accounting for all types of domestic and global securities; and

•	Compliance reporting – audit, compliance, and regulatory reporting.

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

Investment Management Programs

We offer investment management programs to affluent investors and families, and institutional investors. Programs are built around investment strategies which are tailored to the needs of different investors, taking into consideration their objectives and risk tolerances. Investment management programs consist of mutual funds and separate account programs. Mutual funds cover multiple asset classes including money market, equity, fixed-income and alternative investment portfolios, primarily in the form of registered investment companies. Mutual funds are organized into trusts which are governed by various boards of trustees. We serve as the administrator, transfer agent, investment advisor and distributor for many of these funds. The investment advisory and distribution contracts are subject to annual renewal by the board of trustees of the funds. These contracts provide for the payment of fees to us based on a percentage of the average daily net assets of each fund.

We utilize a disciplined investment process that focuses on investors’ objectives. This investment process is based on five principles: asset allocation, portfolio structure, tax management, multiple specialist managers, and continuous portfolio management. The investment management programs allow access to some of the best style-specific money managers who are normally not available to individual investors. This innovative approach, called Manager-of-Managers, is designed to promote adherence to our disciplined investment principles in that each manager’s performance is tracked and scrutinized. The potential benefit of this method is improved performance with reduced volatility, because it eliminates the task of attempting to predict which style of investing will be in favor at any particular time. We maintain the asset class exposure within the specifically defined boundaries of our client’s asset allocation plan by incorporating a formal rebalancing program in the asset management process.

As of December 31, 2004, we managed $87.8 billion in total assets, net of assets managed by our unconsolidated affiliate, including $63.4 billion invested in our fixed-income and equity funds or through separately managed account programs, $12.3 billion invested in our liquidity funds and $12.1 billion invested in our collective trust fund programs.

Fund Processing

We offer mutual fund administration and distribution services to U.S. banks, investment management firms and investment companies that sponsor and distribute mutual funds and other U.S. regulated investments. We also offer these services to investment managers worldwide that sponsor and distribute alternative investments, including hedge funds, fund of funds, private equity funds, and other investment vehicles.

Recordkeeping and administrative activities associated with the operations of pooled investment funds include:

•	Fund accounting – investment tracking, transaction processing, fund valuation, investment and tax reporting, and regulatory compliance;

•	Fund administration – financial statement preparation, regulatory filings, coordination of audits, legal and tax support services;

•	Trustee and custodial services – trustee and custody services for U.S. regulated investments, and off-shore investments;

•	Investor services – shareholder services for fund investors; and

•	Distribution support services – business, marketing and product development planning.

We have begun offering specialized software for the administration and management of separately managed account programs.

As of December 31, 2004, we administered $167.6 billion in non-SEI mutual funds and other pooled assets.

Business Segments

Business segments are organized around our target markets. Financial information about each business segment is contained in Note 11 to the Consolidated Financial Statements. Our business segments are:

Private Banking and Trust – provides investment processing, fund processing, and investment management programs to banks and other trust institutions located in the United States and Canada;

Investment Advisors – provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners, and other investment professionals in the United States;

Enterprises – provides retirement and treasury solutions to corporations, unions, municipalities, and hospitals, and an endowment and foundation solution for the not-for-profit market in the United States;

Money Managers – provides investment processing and fund processing to investment managers and mutual fund companies in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds; and

Investments in New Businesses – provides investment management programs and fund processing to investment advisors, corporations, and money managers located outside the United States and private banking outsource solutions to institutions in the United Kingdom and Continental Europe. This segment also includes our investment management programs offered to affluent families who reside in the United States.

The percentage of consolidated revenues earned by each business segment for the last three years was:

	2004	2003	2002
Private Banking and Trust	42%	49%	53%
Investment Advisors	26%	25%	24%
Enterprises	10%	10%	9%
Money Managers	11%	8%	7%
Investments in New Businesses	11%	8%	7%

	100%	100%	100%

Private Banking and Trust

The Private Banking and Trust segment offers our investment processing, fund processing and investment management programs in the United States and Canada to banks and trust institutions of all sizes. By outsourcing their investment processing services, we believe clients reduce risk, improve quality, gain operational efficiency, and are better able to focus their resources on servicing their clients. Our investment processing solution is offered through two primary business models: an application services provider (ASP) model and a business services provider (BSP) model.

•	Application Services Provider

Banks using our ASP services outsource investment processing technology software and processing but retain responsibility for investment operations, client administration, and investment management. We own and maintain all investment processing technology applications. Clients operate our software remotely while fully supported by our data center using dedicated telecommunications networks. The ASP model provides a dedicated relationship team that supports our client’s business. We assist our clients with strategically reevaluating their systems and process needs as their businesses change.

•	Business Services Provider

The BSP model was designed for institutional clients that prefer to outsource their entire trust department operations and processes by combining our technological strength and investment expertise to assume the entire back-office trust function. The BSP model includes: investment processing; account access and reporting; audit, compliance and regulatory services; custody and safekeeping of assets; income collections; securities settlement; and other related trust activities.

Before using our services, clients undergo a system implementation during which we convert client data to our systems and train the client on the use of our systems. Implementations for a large bank conversion are led by a project team which assists the client with business reengineering efforts. The time period for conversions can range from a few months for small institutions to 15 months or more for large institutions.

Client contracts for the ASP and BSP models have initial terms that are generally from three to seven years in length. Revenues from our investment processing solution are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services. Revenues are also earned as transaction-based fees for providing securities valuation and trade-execution services. Our principal competitors in the investment processing business for this segment include SunGard Data Systems Inc., Metavante Corporation, a division of Marshal and Isley, and other financial institutions that operate their own trust accounting systems.

We have recently been developing a new life and wealth advice offering. By leveraging market research of our other business segments, we can help mid to small-sized financial services companies offer an enhanced advice model based on the changing needs of the end customer and develop unique processes around front-office activities (client administration, advice, implementation and monitoring).

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

Some of our bank clients participate in our investment management programs. These banks offer their clients the ability to invest in our mutual funds or our separate account programs.

At December 31, 2004, we had significant relationships with approximately 175 banks and trust institutions, including trust departments of seven of the top ten largest United States banks. We also had single product relationships with approximately 200 additional banks and trust institutions.

Investment Advisors

The Investment Advisors segment offers business-building solutions to registered investment advisors, many of whom are affiliated with or are registered as independent broker-dealers, financial planners, and life insurance agents located throughout the United States. These financial advisors are able to outsource many aspects of their investment process, back-office operations, marketing, and customer service to us. The business-building solution allows our clients to focus their resources on creating financial plans, implementing investment strategies, and educating and servicing their customers. These financial advisors are able to customize portfolios to include separate account managers as well as mutual funds. Our investment programs are designed to attract the assets of high-net-worth individual investors (defined as individuals with over $500,000 of investable assets) and small to medium-sized institutional plans.

Revenues are earned largely as a percentage of average assets under management. The principal competition for our asset management products is from other investment advisors and mutual fund companies. In the advisor distributor channel, the principal competitors include Frank Russell Company, a subsidiary of Northwestern Mutual, Lockwood Advisors, Inc., a subsidiary of Bank of New York, and other broker-dealers.

Although we have agreements with a large number of advisors, our business is based primarily on approximately 1,200 financial advisors who, at December 31, 2004, had at least $5.0 million each in customer assets invested in our mutual funds and separately managed accounts. For this reason, we began an effort in 2004 to reshape our advisor distribution network by enhancing our offering to select advisors and discontinuing selling arrangements with some 2,800 advisors with whom we have minimal business. The enhanced offering to these select advisors includes a comprehensive business assessment of their practice, advice and practice management programs.

Advisors whose selling agreements have been discontinued are permitted to maintain their existing client accounts. Clients may continue to make additions and withdrawals from these accounts; however, these advisors are not permitted to add new client accounts. At December 31, 2004, approximately $2.0 billion in assets resided in accounts associated with advisors who have been precluded from further business.

We are expanding the scope of our offering to advisors and their end clients to address the needs of high-net-worth individuals for more comprehensive and integrated wealth services, including financial management, estate planning, insurance and other wealth needs. In 2004, we introduced the SEI Wealth Network®, which is a program through which qualified advisors may participate in our branded network to deliver a comprehensive wealth advice and solution offering to their clients. The SEI Wealth Network® program may be provided through a franchise agreement with certain advisors, which is intended to provide the franchisee advisor with a scalable business platform to enhance and expand their client offering and grow their business. We expect to accept a limited number of advisors into these franchise agreements in 2005.

Enterprises

The Enterprises segment offers a retirement outsourcing solution to corporations, unions, municipalities, hospitals, and other institutional investors located in the United States, and an endowment and foundation solution for U.S. not-for-profit organizations. Clients can outsource their entire investment management needs and the administration for defined benefit, defined contribution, funded welfare and non-qualified deferred compensation plans as well as the administration of endowment and foundation asset pools.

The outsourcing program integrates a strategic platform with the Manager-of-Managers investment process, plan administration services, and consulting services. Plan administration services include trustee, custodial, benefit payment services, record-keeping services, and donor administration. Consulting services include actuarial services, asset liability modeling, and the customization of an asset allocation plan that is designed to meet long-term objectives.

By outsourcing retirement plan services, we believe clients benefit from an investment approach which is built around an investment plan designed to meet the client’s long-term needs, and an investment process that removes the responsibility of manager selection, and is designed to reduce business risk, provide ongoing due diligence, and increase operational efficiency.

Fees are primarily earned as a percentage of average assets under management. At December 31, 2004, our primary client base consisted of approximately 340 clients. The principal competitor for this segment is Frank Russell Company, a subsidiary of Northwestern Mutual.

Money Managers

The Money Managers segment offers fund and investment processing solutions to traditional investment managers located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds. Investment managers can outsource to us the back-office operations associated with operating a mutual or pooled fund. By outsourcing fund and investment processing services, we believe investment managers benefit from reduced risk, improved accuracy, and receive tools to better manage their business.

Contracts for our fund and investment processing solutions generally have terms ranging from one to five years. Fees are primarily earned as a percentage of average assets under management and administration. At December 31, 2004, we provided our fund processing solutions to approximately 140 investment management companies and alternative investment managers. Our principal competitors for this segment include The BISYS Group, Inc., Citco, PFPC Worldwide Inc., a member of the PNC Financial Services Group, Inc., State Street Bank and Trust Company, and Bank of Bermuda.

Investments in New Businesses

The Investments in New Businesses segment represents several other business ventures intended to expand our investment management programs and services to private banks, high-net-worth investors, pension plans, governmental organizations, and private corporations in certain foreign countries. This segment also includes other new initiatives in United States markets.

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

We are also expanding our investment solutions to include affluent families who reside in the United States. The family wealth management solution offers flexible family-office type services through a highly personalized solution while utilizing the Manager-of-Managers investment process.

We have made, and will continue to make, significant investments in technology, marketing and infrastructure to develop and support our new business initiatives.

At December 31, 2004, there were approximately 200 clients for the global business and approximately 70 for the family wealth solution. Principal competitors for the global businesses are Frank Russell Company and Northern Trust. The principal competitors for the family wealth solution are diversified financial services providers focused on the high-net-worth market.

Other

We maintain an interest in the general partnership LSV Asset Management, or LSV. LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is a value-oriented, contrarian money manager that offers a deep-value investment alternative utilizing a proprietary equity investment model to identify securities that are generally considered to be out of favor by the market. LSV is currently the specialist advisor to a number of our equity mutual funds. In addition, LSV is a portfolio manager to a portion of our global investment products. At December 31, 2004, LSV managed about $35.4 billion in total assets, of which $2.8 billion were assets of SEI clients invested in our mutual funds. We account for LSV using the equity method of accounting due to our less than 50 percent ownership interest. At December 31, 2004, our interest in LSV was approximately 43 percent of the partnership’s total interests. Our portion of LSV’s net operating income was $45.7 million in 2004, $22.5 million in 2003, and $12.7 million in 2002.

Research and Development

We are devoting significant resources to research and development which include expenditures for new technology platforms, enhancements to existing technology platforms, and new investment products and services. We spent approximately $95.0 million in 2004, $56.6 million in 2003, and $53.6 million in 2002, of which we capitalized approximately $37.0 million in 2004, $10.4 million in 2003, and $3.3 million in 2002 relating to the development of new technology platforms. Total research and development expenditures as a percentage of sales were 13.7 percent in 2004, 8.9 percent in 2003, and 8.6 percent in 2002.

System requirements to satisfy the needs of the financial services industry are complex, substantial and continually evolving because of a number of factors, including, increased trading volume, introduction of new investment alternatives, changes in technology, changes in laws and regulations, and increased competition. We believe service to existing and potential clients is enhanced by substantial investments to improve existing software products and to develop new products and services for the financial services industry. We will continue to emphasize the importance of research and development to enhance our competitive position in the industry. We use a combination of SEI professionals and partner firms to accomplish the design, development, and enhancement of our software products.

A significant portion of our research and development spending is related to building our Global Wealth Management Platform. This platform is comprised of two primary sub-components: Desktop and Global Investment Processing Platform. The Desktop component will be used by us and our clients as a front-end tool to manage client administration and portfolio management. The Global Investment Processing Platform will be the back-office tool that will streamline all investment related activities and will remove many manual processes as well as perform all order execution and settlement activities. The two platforms will be integrated into a single platform to handle most front, middle and back-office operations that will be used by all of our business segments.

Marketing and Sales

Our business solutions are directly marketed to potential clients in our target markets. We employ approximately 100 sales representatives and they operate from offices located throughout the United States, Canada, Western Europe, South Africa, Asia and other locations.

Customers

In 2004, no single customer accounted for more than ten percent of revenues in any business segment.

Personnel

At January 31, 2005, we had 1,979 full-time and 53 part-time employees. None of our employees is unionized. Management considers employee relations to be generally good.

Regulatory Considerations

Our principal wholly-owned subsidiaries are SEI Investments Distribution Co., or SIDCO, SEI Investments Management Corporation, or SIMC, and SEI Private Trust Company, or SPTC. SIDCO is a broker-dealer registered with the SEC under the Securities and Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940. SPTC is a limited purpose federal thrift chartered and regulated by the United States Office of Thrift Supervision. In addition, various SEI subsidiaries are subject to the jurisdiction of regulatory authorities in Canada, the United Kingdom, the Republic of Ireland and other foreign countries.

SIDCO and SIMC are subject to various federal and state laws and regulations that grant supervisory agencies, including the SEC, broad administrative powers. In the event of a failure to comply with these laws and regulations, the possible sanctions that may be imposed include the suspension of individual employees, limitations on the permissibility of SIDCO, SIMC, SEI, and our other subsidiaries to engage in business for specified periods of time, the revocation of applicable registration as a broker-dealer or investment advisor, as the case may be, censures, and fines. SPTC and SEI Trust Company, a state chartered trust company, are subject to laws and regulations imposed by federal and state banking authorities. In the event of a failure to comply with these laws and regulations, restrictions, including revocation of applicable banking charter, may be placed on the business of these companies. Additionally, the securities and banking laws applicable to us and our subsidiaries provide for certain private rights of action that could give rise to civil litigation. Any litigation could have significant financial and non-financial consequences including monetary judgments and the requirement to take action or limit activities that could ultimately affect our business.

We offer investment and banking products that also are subject to regulation by the federal and state securities and banking authorities, as well as non-United States regulatory authorities, where applicable. Existing or future regulations that affect these products could lead to a reduction in sales of these products. Changes in the regulation of commission recapture or soft dollar payment arrangements could affect sales of some services, primarily our brokerage services.

Our bank clients are subject to supervision by federal and state banking authorities concerning the manner in which such clients purchase and receive our products and services. Our plan sponsor clients are subject to supervision by the Department of Labor and compliance with employee benefit regulations. Investment advisor and broker-dealer clients are regulated by the SEC and state securities authorities. Existing or future regulations applicable to our clients may affect our clients’ purchase of our products and services.

In addition, see the discussion of governmental regulations under the caption “Factors That May Affect Our Results” below for a description of the risks that proposed regulatory changes may present for our business.

Factors That May Affect Our Results

We believe that the risks and uncertainties described below are those that impose the greatest threat to the sustainability of our business. However, there are other risks and uncertainties that exist that may be unknown to us or, in the present opinion of our management, do not currently pose a material risk of harm to us. The risk and uncertainties facing our business, including those described below, could materially adversely affect our business, results of operations, financial condition and liquidity.

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

Currency fluctuations could negatively affect our future revenues and earnings as our business grows globally. We operate and invest globally to expand our business into foreign markets. Our foreign subsidiaries use the local currency as the functional currency. As these businesses evolve, our exposure to changes in currency exchange rates may increase. Adverse movements in currency exchange rates may negatively affect our operating results, liquidity and financial condition.

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

Our business is subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with the SEC as an investment advisor, a broker-dealer, a transfer agent, an investment company, or with the United States Office of Thrift Supervision or state banking authorities as a trust company. Our broker-dealer is also a member of the National Association of Securities Dealers and is subject to its rules and oversight. The SEI Wealth Network® offering is registered as a “franchise” offering with the Federal Trade Commission and numerous state bodies. Advisors who participate in this network may affiliate with SEI as agents under relevant broker-dealer and insurance regulations. Many of our products, services and clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment companies and their service providers could have a significant impact on our business. We have responded and are currently responding to various regulatory requests and are generally implementing changes and reviewing our compliance procedures and business operations.

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

We are exposed to product development risk. We continually strive to increase revenues and meet our customers’ needs by introducing new products and services. As a result, we are subject to product development risk, which may result in loss if we are unable to develop and deliver fully functional products to our target markets that address our clients’ needs and that are developed on a timely basis and reflect an attractive value proposition. Our spending related to developing new products is for the purpose of enhancing our competitive position in the industry. A significant portion of this spending has been capitalized. In the event that we fail to develop products or services at an acceptable cost or on a timely basis or if we fail to deliver functional products and services which are of sound, economic value to our clients and our target markets, we could suffer financial loss.

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

Item 2. Properties.

Our corporate headquarters is located in Oaks, Pennsylvania and consists of eight buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompass approximately 400,000 square feet of office space and 34,000 square feet of data center space. We lease other offices which aggregate 64,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.

Item 3. Legal Proceedings.

On September 30, 2004, SIDCO was named as a defendant in a putative consolidated amended class action complaint (the “Complaint”) filed in the United States District Court for the District of Maryland titled “Stephen Carey v. Pilgrim Baxter & Associates, LTD, et. al.” This Complaint is purportedly made on behalf of all persons that purchased or held PBHG mutual funds during the period from November 1, 1998 to November 13, 2003 and relates generally to various market timing practices allegedly permitted by the PBHG Funds. The suit names as defendants some 36 persons and entities, including various persons and entities affiliated with Pilgrim Baxter & Associates, Ltd., various PBHG Funds, various alleged market timers, various alleged facilitating brokers, various clearing brokers, various banks that allegedly financed the market timing activities, various distributors/underwriters and others. The Complaint alleges that SIDCO was the named distributor/underwriter from November 1998 until July 2001 for various PBHG funds in which market timing allegedly occurred during that period. The Complaint generally alleges that the prospectus for certain PBHG funds made misstatements and omissions concerning market timing practices in PBHG funds. The Complaint alleges that SIDCO violated Sections 11 and 12(a)(2) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Sections 34(b) and 36(a) of the Investment Company Act of 1940, and that SIDCO breached its fiduciary duties, engaged in constructive fraud and aided and abetted the breach by others of their fiduciary duties. The Complaint does not name SIDCO or any of its affiliates as a market timer, facilitating or clearing broker or financier of market timers. The Complaint seeks unspecified compensatory and punitive damages, disgorgement and restitution. While the outcome of this litigation is uncertain, SIDCO believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers of the Registrant

Information about our executive officers is contained in Item 10 of this report and is incorporated by reference into this Part I.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock and Dividends:

Our common stock is traded on The NASDAQ National Market under the symbol “SEIC.” The following table shows the high and low sales prices for our common stock as reported by The NASDAQ National Market and the dividends declared on our common stock for the last two years. Our Board of Directors intends to declare future dividends on a semiannual basis.

2004	High	Low	Dividends
First Quarter	$36.37	$30.21	$—
Second Quarter	33.70	26.82	.10
Third Quarter	35.00	28.37	—
Fourth Quarter	43.43	33.20	.10

2003	High	Low	Dividends
First Quarter	$30.03	$22.35	$—
Second Quarter	34.14	25.49	.07
Third Quarter	36.64	30.98	—
Fourth Quarter	36.19	27.20	.09

As of February 15, 2005, we estimate that we had approximately 640 shareholders of record.

Issuer Purchases of Equity Securities:

Our Board of Directors has authorized the repurchase of up to $903.4 million of our common stock, including an additional authorization of $50.0 million on February 15, 2005. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended December 31, 2004 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – 31, 2004	210,000	34.99	210,000	$46,959,000
November 1 – 30, 2004	607,000	38.61	607,000	23,521,000
December 1 – 31, 2004	180,000	41.19	180,000	16,107,000

Total	997,000	38.32	997,000

Item 6. Selected Financial Data.

(In thousands, except per-share data)

This table presents selected consolidated financial information for the five-year period ended December 31, 2004. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Year Ended December 31,	2004	2003	2002	2001	2000
Revenues	$692,269	$636,233	$629,593	$658,013	$598,806
Expenses:
Operating and development	321,298	283,624	270,869	298,728	279,024
Sales and marketing	131,368	120,813	126,721	152,642	154,984
General and administrative	30,153	25,615	22,184	23,457	16,839

Income from operations	209,450	206,181	209,819	183,186	147,959
Equity in the earnings of unconsolidated affiliate	45,711	22,461	12,652	10,342	7,533
Net gain (loss) on investments	3,848	(6,927)	(2,360)	—	—
Interest income	4,545	4,363	5,200	6,945	6,419
Interest expense	(2,112)	(2,303)	(2,263)	(2,149)	(2,293)
Other income	3,689	509	—	—	—

Income before income taxes	265,131	224,284	223,048	198,324	159,618
Income taxes	96,110	81,303	82,528	73,380	60,655

Net income	169,021	142,981	140,520	124,944	98,963

Basic earnings per common share (a)	$1.63	$1.36	$1.30	$1.15	$.93
Shares used to calculate basic earnings per common share (a)	103,399	105,173	108,330	108,596	106,490

Diluted earnings per common share (a)	$1.60	$1.32	$1.25	$1.09	$.87
Shares used to calculate diluted earnings per common share (a)	105,866	108,137	112,803	114,810	113,820

Cash dividends declared per common share (a)	$.20	$.16	$.12	$.10	$.08

Financial Position as of December 31,
Cash and cash equivalents	$216,966	$199,953	$165,724	$163,685	$147,676
Total assets	$615,475	$592,629	$464,147	$460,916	$375,582
Long-term debt (including current portion)	$23,945	$38,333	$43,056	$50,611	$29,000
Shareholders’ equity	$403,942	$363,773	$290,007	$270,593	$197,421

(a)	All share and per-share information has been adjusted to reflect the three-for-one stock split paid in June 2000 and the two-for-one stock split paid in February 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except per-share data)

This discussion reviews and analyzes the consolidated financial condition at December 31, 2004 and 2003, the consolidated results of operations for the years ended 2004, 2003, and 2002, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this Annual Report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to the risks described in the section Factors That May Affect Our Results included in Item 1 of this Annual Report.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Our outsourcing business solutions consist mainly of investment processing, fund processing, and investment management. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of December 31, 2004, through our subsidiaries and partnership in which we have a significant interest, we administered over $288 billion in mutual fund and pooled assets, managed over $120 billion in assets, and operate 22 offices in 12 countries.

We conduct business through five business segments offering our business solutions to specific target markets. These business segments are:

Private Banking and Trust – provides investment processing, fund processing, and investment management programs to banks and other trust institutions located in the United States and Canada and accounted for 42 percent of consolidated revenues in 2004;

Investment Advisors – provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners, and other investment professionals in the United States and accounted for 26 percent of consolidated revenues in 2004;

Enterprises – provides retirement and treasury solutions to corporations, unions, municipalities, and hospitals, and an endowment and foundation solution for the not-for profit market in the United States and accounted for ten percent of consolidated revenues in 2004;

Money Managers – provides investment processing and fund processing to investment managers and mutual fund companies in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds and accounted for 11 percent of consolidated revenues in 2004; and

Investments in New Businesses – provides investment management programs and fund processing to investment advisors, corporations, and money managers located outside the United States and private banking outsource solutions to institutions in the United Kingdom and Continental Europe. This segment also includes our investment management programs offered to affluent families who reside in the United States. This segment accounted for 11 percent of consolidated revenues in 2004.

Recent Highlights

Our revenues for 2004 were $692.3 million, with net income of $169.0 million and diluted earnings per share of $1.60. We believe the following items were significant to our business during 2004:

•	Revenue growth during 2004 was affected by higher levels of assets under management and administration. The contributors to this growth were rising capital markets during 2003 and part of 2004 and assets from sales of new business. A significant portion of our revenues are earned from the assets we manage and administer. Rising capital markets increased the value of assets we manage and administer for our existing clients, causing our base revenues to increase. Our new sales which generated or will generate revenues in the current or future periods primarily came from our Private Banking and Trust, Enterprises, Money Managers and Investments in New Businesses segments. We believe that these new sales were due to a growing acceptance of our existing and new solutions in our target markets.

•	Net income during the year was primarily boosted by our investment in LSV. LSV reported significant growth in revenues and earnings during 2004, mainly as a result of new sales. We currently have a 43 percent ownership interest in LSV. We also sold a small portion of our interest in LSV to certain other partners of LSV which generated a one-time gain of $3.1 million. LSV contributed approximately 64 percent of our growth in earnings.

•	We continued to make significant investments in the development of our Global Wealth Management Platform. We believe the development of this platform is critical to the future expansion of our business and to the launch of a private bank operations outsourcing business in Europe. In addition, by having a single platform, we anticipate achieving significant development and operational leverage. We are currently in the development phase of the platform and expect these development expenditures will continue throughout 2005 and beyond. We capitalized $37.0 million in 2004 as compared to $10.4 million in 2003 of software development costs for this platform.

•	Our Private Banking and Trust segment continued to face strategic challenges in the large bank market. We absorbed the loss of a large bank mutual fund complex during 2004. In this segment, the mutual fund processing business has seen substantial fee and margin compression. Also, some recent large bank mergers negatively impacted our investment processing business. As a result of these bank mergers, we lost clients which had contributed significantly to our revenues. While we gained new business from other bank mergers and acquisitions, this new business has not replaced these lost revenues. Finally, in 2003, a significant competitor announced their intention to exit the investment processing business. The clients of this competitor have been seeking a new outsourcing partner, and several of these institutions have selected SEI. We are competing aggressively for the remaining undecided banks.

•	We continued our stock repurchase program during 2004 and purchased approximately 4.1 million shares at an average price of almost $33 per share. This caused our diluted earnings per share to grow at a faster rate than our earnings.

Forward Looking Items

•	We believe our investments in new product development will allow us to expand our markets and to offer new solutions within existing markets. However, our future growth depends on our ability to develop the Global Wealth Management Platform and to implement this platform cost-effectively into our operations. If we are unable to execute our plan, future revenues and earnings could be significantly affected.

•	A significant portion of our revenues are based upon the market value of assets we manage or administer. A decline in the market value of these assets as a result of changes in market conditions, the general economy or other factors will negatively impact our revenues and earnings.

•	Merger and acquisition activity within our target markets is a major strategic issue for us. Consolidations between banks and other financial institutions could reduce our existing client base and the number of potential clients. This activity may also cause larger institutions to internalize some or all of our services. These factors may negatively impact our ability to generate future growth in revenues and earnings.

•	Employee stock options are a significant component of our overall compensation structure. The requirements of a new accounting pronouncement, SFAS 123(R), which will become effective in the third quarter of 2005, will increase our personnel compensation expense and negatively impact our earnings.

Results of Operations

Revenues, Expenses and Income from Operations by business segment for the year ended 2004 compared to the year ended 2003, and for the year ended 2003 compared to the year ended 2002 are:

Year Ended December 31,	2004	2003	Percent Change	2002	Percent Change
Revenues:
Private Banking and Trust	$290,605	$311,534	(7)%	$333,053	(6)%
Investment Advisors	180,351	156,089	16%	149,181	5%
Enterprises	69,816	62,051	13%	55,875	11%
Money Managers	76,907	55,274	39%	46,446	19%
Investments in New Businesses	74,590	51,285	45%	45,038	14%

Total revenues	692,269	636,233	9%	629,593	1%

Operating and development expenses:
Private Banking and Trust	135,465	148,102	(9)%	153,185	(3)%
Investment Advisors	53,853	41,471	30%	37,528	11%
Enterprises	19,333	14,983	29%	17,188	(13)%
Money Managers	47,885	32,852	46%	24,021	37%
Investments in New Businesses	64,762	46,216	40%	38,947	19%

Total operating and development expenses	321,298	283,624	13%	270,869	5%

Sales and marketing expenses:
Private Banking and Trust	40,613	37,686	8%	41,864	(10)%
Investment Advisors	27,814	28,937	(4)%	33,644	(14)%
Enterprises	18,435	17,702	4%	16,851	5%
Money Managers	14,359	13,317	8%	13,561	(2)%
Investments in New Businesses	30,147	23,171	30%	20,801	11%

Total sales and marketing expenses	131,368	120,813	9%	126,721	(5)%

Income from business segments:
Private Banking and Trust	114,527	125,746	(9)%	138,004	(9)%
Investment Advisors	98,684	85,681	15%	78,009	10%
Enterprises	32,048	29,366	9%	21,836	34%
Money Managers	14,663	9,105	61%	8,864	3%
Investments in New Businesses	(20,319)	(18,102)	(12)%	(14,710)	(23)%

Total income from business segments	239,603	231,796	3%	232,003	—

General and administrative expenses	30,153	25,615	18%	22,184	15%

Income from operations	209,450	206,181	2%	209,819	(2)%

Other income, net	55,681	18,103	208%	13,229	37%

Income before income taxes	265,131	224,284	18%	223,048	1%

Income taxes	96,110	81,303	18%	82,528	(1)%

Net income	$169,021	$142,981	18%	$140,520	2%
Diluted earnings per share	$1.60	$1.32	21%	$1.25	6%

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances

(In millions)

	As of December 31,
	2004	2003	2002
Assets invested in equity and fixed-income programs	$63,353	$50,225	$40,869
Assets of unconsolidated affiliate invested in equity and fixed-income programs	32,556	15,666	7,874
Assets invested in collective trust programs	12,159	11,213	8,258
Assets invested in liquidity funds	12,322	13,494	20,972

Assets under management	120,390	90,598	77,973

Client proprietary assets under administration	167,637	163,243	163,069

Assets under management and administration	$288,027	$253,841	$241,042

Assets of unconsolidated affiliate are assets of their clients or their customers for which they provide management services. Assets under management are total assets of our clients or their customers invested in our equity and fixed-income investment programs, collective trust fund programs, and liquidity funds for which we provide asset management services. Assets under management and administration are total assets of our clients or their customers for which we provide administrative services, including client proprietary fund balances for which we provide administration and/or distribution services.

Consolidated

Our revenues increased $56.0 million, or nine percent, to $692.3 million in 2004 compared to 2003, and increased $6.6 million, or one percent, to $636.2 million in 2003 compared to 2002. The rise in our revenues in both comparable periods was primarily driven by increased asset-based fees due to higher levels of assets under management and administration from market appreciation in the value of assets managed and administered for our existing clients and assets from sales of new business in the Enterprises, Money Managers and Investments in New Businesses segments. Fund processing fees from offshore and hedge funds increased significantly in both periods, mainly due to new client sales but were substantially offset by reduced fund processing fees earned from bank clients because of the loss of large bank clients in 2003 and 2004. Brokerage fees declined in 2004 due to the recognition of significant non-recurring brokerage fees from manager transitions in 2003 and the diminishing demand for soft-dollar services by our clients.

Our income from operations increased $3.3 million in 2004, or two percent, after declining $3.6 million, or two percent, in 2003 compared to 2002. Operating margin declined to 30 percent in 2004 after declining to 32 percent in 2003 from 33 percent in 2002. The increase in operating income in 2004 was primarily attributable to an increase in revenues. Operating income and margins in both periods were negatively impacted by an increased level of non-capitalized investment spending in our technology and infrastructure for supporting new business solutions as well as our continued global expansion and life and wealth program development. A large portion of this investment spending was for the Global Wealth Management Platform. The increase in new sales also caused an increase in personnel compensation, mainly sales and incentive compensation in both comparable periods. Income from operations did benefit from lower costs associated with the fund processing and brokerage services businesses that were directly tied to the decrease in revenues.

Other income includes our percentage of net earnings from our unconsolidated affiliate, realized gains and losses from available-for-sale securities and other investments, and interest income and expense. Other income increased $37.6 million in 2004 and $4.9 million in 2003 compared to the prior year periods. Earnings from our unconsolidated affiliate, LSV, increased $23.3 million during 2004 and $9.8 million during 2003 due to growth in assets under management from new business and improved capital markets. Other income in 2004 also includes a non-recurring $3.1 million gain associated with the sale of a small portion of our investment in LSV.

We recognized $3.8 million in net realized gains in 2004, $6.9 million in net realized losses in 2003, and $2.4 million in net realized losses in 2002 from available-for-sale securities and other investments.

Business Segments

Private Banking and Trust

Year Ended December 31,	2004	2003	Percent Change	2002	Percent Change
Revenues:
Investment processing fees	$225,229	$229,044	(2)%	$235,982	(3)%
Fund processing fees	30,177	43,464	(31)%	55,852	(22)%
Investment management fees	35,199	39,026	(10)%	41,219	(5)%

Total revenues	$290,605	$311,534	(7)%	$333,053	(6)%

Revenues declined $20.9 million, or seven percent, in 2004 compared to 2003, and $21.5 million, or six percent, in 2003 compared to 2002. Revenues during 2004 and 2003 were primarily affected by:

•	The loss of a large fund processing bank client in each 2003 and 2004;

•	Lower non-recurring investment processing project fees;

•	Lower transaction-based brokerage fees from investment processing clients;

•	Lower investment management fees from bank clients due to the discontinuation of our overnight securities repurchase offering in late 2003; partially offset by

•	An increase in investment processing recurring revenues from new sales during 2003 and 2004, primarily regional and community banks adopting our BSP model, and

•	Cross-sales to existing clients from new product offerings in 2004.

Operating margins were 39 percent in 2004, 40 percent in 2003, and 41 percent in 2002. Operating income decreased $11.2 million, or nine percent, in 2004 compared with 2003, and $12.3 million, or nine percent, in 2003, compared with 2002. Operating income during 2004 and 2003 was primarily affected by:

•	Decreased revenues in 2003 and 2004;

•	Increased non-capitalized technology spending related to the development of the Global Wealth Management Platform;

•	Increased marketing expenses associated with the introduction of our new strategies in 2004; and

•	Increased personnel expenses in 2004, mainly sales and incentive compensation, because of new client sales; partially offset by

•	Lower expenses associated with the fund processing and transaction-based brokerage businesses directly tied to the loss of revenue.

Investment Advisors

Revenues increased $24.3 million, or 16 percent, in 2004 compared with 2003, and $6.9 million, or five percent, in 2003 compared with 2002. Revenues during 2004 and 2003 were primarily affected by:

•	Increased investment management fees from the appreciation of assets under management because of the general improvement of capital markets during 2003 and part of 2004;

•	The recognition on a gross basis of pass-through fees associated with our 401(k) recordkeeping offering and third party advisory fees related to our separate account program beginning in mid-2004 (this had the effect of increasing revenues and expenses by the same amount); and

•	The recognition of approximately $3.2 million in non-recurring brokerage fees from manager transitions in 2003.

Operating margins were 55 percent in 2004 and 2003 and 52 percent in 2002. Operating income increased $13.0 million, or 15 percent, in 2004 compared with 2003, and $7.7 million, or ten percent, in 2003 compared with 2002. Operating income during 2004 and 2003 was primarily affected by:

•	An increase in revenues;

•	A reduction in sales compensation costs in 2004 and discretionary spending in 2003; partially offset by

•	Increased non-capitalized investment spending in developing new products and services, mainly technology.

Enterprises

Revenues increased $7.8 million, or 13 percent, in 2004 compared with 2003, and $6.2 million, or 11 percent, in 2003 compared with 2002. Revenues during 2004 and 2003 were primarily affected by:

•	Asset funding from new sales of our retirement solutions, mainly to large corporations;

•	Market appreciation of assets under management because of the general improvement of the capital markets in 2003 and part of 2004;

•	The recognition on a gross basis of pass-through revenue associated with our 401(k) recordkeeping offering in mid-2004 (this had the effect of increasing revenues and expenses by the same amount); and

•	The recognition of approximately $3.2 million in non-recurring brokerage fees from manager transitions in 2003.

Operating margins decreased slightly to 46 percent in 2004, as compared to 47 percent in 2003 and increased from 39 percent in 2002. Operating income increased $2.7 million, or nine percent, in 2004 compared with 2003, and $7.5 million, or 34 percent, in 2003 compared with 2002. Operating income during 2004 and 2003 was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased non-capitalized investment spending primarily for new products and services related to assisting clients manage the impact of pension liabilities; and

•	Increased personnel expenses in 2004, mainly sales and incentive compensation costs.

Money Managers

Revenues increased $21.6 million, or 39 percent, in 2004 compared with 2003 and $8.8 million, or 19 percent, in 2003 compared with 2002. Revenues during 2004 and 2003 were primarily affected by:

•	Sales of new business, primarily in the alternative investments marketplace;

•	Improved cash flows into product offerings from existing clients of all types; and to a lesser degree

•	Market appreciation of assets under administration because of the general improvement of the capital markets in 2003 and early 2004.

Operating margins increased to 19 percent in 2004 as compared to 16 percent in 2003 and were 19 percent in 2002. Operating income increased $5.6 million, or 61 percent, in 2004 compared with 2003, but only increased slightly in 2003 compared with 2002. Operating income during 2004 and 2003 was primarily affected by:

•	An increase in revenues in both periods; partially reduced by

•	Incremental investment spending in 2004 and 2003, relative to the prior year periods, to develop new service offerings;

•	Increased operating costs in 2004 and 2003 to support new business. Operating costs in 2003 increased at a higher percent than the increase in revenues due to additional spending aimed at enhancing this business’s infrastructure. In 2004, operating costs increased at a lower percent than the increase in revenues due to improved scale from operational efficiencies.

Investments in New Businesses

Revenues increased $23.3 million, or 45 percent, in 2004 compared with 2003 and $6.2 million, or 14 percent, in 2003 compared with 2002. Revenues during 2004 and 2003 were primarily affected by:

•	New client relationships established with global enterprise and global advisor clients in the United Kingdom, Continental Europe and Canada;

•	Market appreciation of assets under management because of the general improvement of the capital markets in 2003 and part of 2004; and

•	Positive cash flows into our investment products from a new client relationship in the global banking and distribution channel.

Losses from operations increased by $2.2 million in 2004 compared with 2003, and $3.4 million in 2003 compared with 2002. Losses from operations during 2004 and 2003 were primarily affected by:

•	An increase in revenues; offset by

•	Increased spending on personnel and other operating costs to support new business;

•	Investments in the family wealth business in the United States; and

•	Investment spending related to the preparation of the launch of our private bank outsource platform in Europe.

Other

General and administrative expenses

Year Ended December 31,	2004	2003	Percent Change	2002	Percent Change
General and administrative expenses	$30,153	$25,615	18%	$22,184	15%

General and administrative expenses primarily consist of corporate overhead costs and other costs not directly attributable to one of our business segments. The increase in these expenses was primarily due to modifications to enhance our compliance procedures, resources devoted to complying with new regulations of the Sarbanes-Oxley Act of 2002 which became effective in 2004, and higher costs for general insurance coverage.

Other Income

Other income on the accompanying Consolidated Statements of Operations consists of:

Year Ended December 31,	2004	2003	Percent Change	2002	Percent Change
Equity in the earnings of unconsolidated affiliate	$45,711	$22,461	104%	$12,652	78%
Net gain (loss) from investments	3,848	(6,927)	N/A	(2,360)	N/A
Interest income	4,545	4,363	4%	5,200	(16)%
Interest expense	(2,112)	(2,303)	(8)%	(2,263)	2%
Other income	3,689	509	N/A	—	N/A

Total other income, net	$55,681	$18,103	208%	$13,229	37%

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations includes our less than 50 percent ownership in the general partnership of LSV. The increase in LSV’s net earnings is due to an increase in assets under management mainly from new business. Other income in 2004 includes a non-recurring $3.1 million gain from the sale of a small portion of our equity interest in LSV to certain other partners of LSV (See Note 4 to the Consolidated Financial Statements).

Net gain (loss) from investments consists of:

Year Ended December 31,	2004	2003	2002
Net realized gain (loss) from sales of marketable securities	$5,333	$816	$(367)
Increase (decrease) in fair value of derivative financial instruments	(1,493)	(6,031)	1,892
Other-than-temporary declines in market value	—	(595)	(3,881)
Other realized gains (losses)	8	(1,117)	(4)

Net gain (loss) on investments	$3,848	$(6,927)	$(2,360)

Derivative financial instruments are used to minimize the price risk associated with changes in the fair value of our seed investments in new investment management programs. These derivative financial investments did not qualify for hedge accounting under current accounting rules. As a result, changes in the fair value of these derivative financial instruments were recorded in current period earnings whereas the change in the fair value of the hedged asset will be realized upon sale in future period earnings. Our decision to enter into derivative financial instruments that do not qualify for hedge accounting may cause volatility in quarterly earnings.

We perform a review of all investments in marketable securities on a quarterly basis with regards to impairment. Factors considered in determining other-than-temporary impairment are significant or prolonged declines in the price of investments based on available market prices. Additional consideration is given to the ability to recover the carrying amount of the investment.

Other realized gains (losses) in 2003 include the write-down of approximately $1.2 million of an equity investment carried at cost in a private technology firm.

Interest income is earned based upon the amount of cash that is invested daily. Fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period and/or changes in interest rates.

Interest expense is directly attributable to our long-term debt and other borrowings. Interest expense in 2004 decreased due to the lower principal balances of debt outstanding.

Income Taxes

Our effective tax rate was 36.25 percent in both 2004 and 2003, and 37.0 percent in 2002. The rate reduction in 2003, compared to 2002, was due to an increase in the amount of research and development expenditures for which we are claiming a tax credit and a reassessment of valuation allowance for capital losses. Certain expenditures associated with research and development which qualified for a tax credit reduced our tax liability and effective tax rate.

Liquidity and Capital Resources

Year Ended December 31,	2004	2003	2002
Net cash provided by operating activities	$186,510	$178,003	$175,734
Net cash used in investing activities	(11,535)	(39,947)	(20,715)
Net cash used in financing activities	(157,962)	(103,827)	(152,980)

Net increase in cash and cash equivalents	17,013	34,229	2,039

Cash and cash equivalents, beginning of year	199,953	165,724	163,685

Cash and cash equivalents, end of year	$216,966	$199,953	$165,724

Cash requirements and liquidity needs are expected to be funded through our cash flow from operations and our capacity for additional borrowing. We currently have a credit facility that provides for borrowings of up to $200.0 million. The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement (See Note 5 to the Consolidated Financial Statements). At December 31, 2004, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $217.0 million and the credit facility of $200.0 million.

Net cash provided by operating activities grew $8.5 million in 2004 and $2.3 million in 2003 from the prior comparable years primarily from an increase in income. The increase in 2004 also included additional deferred taxes mainly due to the higher amount of software development costs eligible for capitalization and currently deductible for tax purposes. Net cash from operating activities in both comparable periods was negatively affected by a decline in the tax benefit received from stock option exercises, an increase in undistributed earnings from LSV and the net change in our working capital accounts, mainly receivables and accrued expenses.

Net cash used in investing activities primarily includes the purchases and sales of available-for-sale securities, the capitalization of costs incurred in developing computer software, and capital expenditures. Net cash used in investing activities decreased about $28.4 million in 2004 and increased $19.2 million in 2003 as compared to the prior year period. Purchases and sales of our mutual funds and other securities are mainly for the testing and subsequent start-up of new investment programs to be offered to our clients. The length of time that we remain invested in these new investment programs is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment programs. In 2004, we had $33.3 million in net redemptions of available-for-sale securities, $5.1 million in net purchases of available-for-sale securities in 2003, and $6.9 million in net redemptions of available-for-sale securities in 2002.

During the past several years, we have been investing in the development of our new Global Wealth Management Platform. Many of these expenditures were not eligible for capitalization until 2004. As we progress through the project, a larger portion of our expenditures are for development, rather than research and design, and are eligible for capitalization under accounting rules. Capitalized software expenditures were $37.0 million in 2004, $10.4 million in 2003 and $3.3 million in 2002 (See Note 1 to the Consolidated Financial Statements). Capital expenditures in 2003 and 2002 for property and equipment included significant costs related to the expansion of our corporate headquarters. Construction on the new buildings was completed in early 2004 which resulted in a decrease of $9.5 million in capital expenditures during 2004.

Net cash used in financing activities primarily includes principal payments on our debt, the repurchase of our common stock, and dividend payments. Principal payments on our long-term debt were $14.4 million in 2004, $12.0 million in 2003 and $7.6 million in 2002. Our long-term debt is subject to various covenants contained in each lending agreement. Currently, these covenants do not negatively affect our liquidity. During 2004, our $200.0 million 364-day credit facility expired and was replaced with a new three-year $200.0 million credit facility. The three-year credit facility was generated through a syndicate of lenders and may be used for general corporate purposes, including the repurchase of our common stock (See Notes 5 and 6 to the Consolidated Financial Statements).

Our board of directors has authorized the repurchase of our common stock of up to $903.4 million, which includes an additional authorization of $50.0 million on February 15, 2005. As of February 15, 2005, we still had $47.8 million of authorization remaining for the purchase of our common stock under this program (See Note 7 to the Consolidated Financial Statements).

The following table lists information regarding repurchases of our common stock during 2004, 2003, and 2002:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost
2004	4,127,000	$32.83	$135,509
2003	3,536,000	26.99	95,453
2002	5,378,000	27.49	147,857

Cash dividends paid were $19.7 million or $.19 per share in 2004, $13.7 million or $.13 per share in 2003 and $12.1 million or $.11 per share in 2002. Our board of directors declared a cash dividend of $.10 per share on December 14, 2004. The dividend was paid on January 21, 2005 for $10.2 million.

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

Contractual Obligations

The following table lists all of our future commitments:

	Total	2005	2006	2007 to 2009	2010 and Thereafter
Line of credit and long-term debt (a)	$27,899	$11,049	$6,412	$7,181	$3,257
Operating leases and maintenance agreements (b)	32,361	7,540	5,118	6,749	12,954
Derivative securities (c)	11,055	11,055	—	—	—
Other commitments	1,201	898	303	—	—

Total	$72,516	$30,542	$11,833	$13,930	$16,211

(a)	– Amounts include estimated commitment fees and interest. See Notes 5 and 6 to the Consolidated Financial Statements.
(b)	– See Note 9 to the Consolidated Financial Statements.
(c)	– See Note 1 to the Consolidated Financial Statements.

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

Revenue Recognition:

Revenues are recognized in the periods in which the related services are performed provided that pervasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by us in advance of the performance of services is deferred and recognized as revenue when earned. Our principal sources of revenues are: (1) information processing and software servicing fees that are recurring in nature and earned based on the number of trust accounts being serviced, transaction-based fees for providing securities valuation and trade-execution services and non-recurring project fees that are determined upon contractual agreements; and (2) asset management, administration and distribution fees calculated as a percentage of the total average daily net assets under management or administration. The majority of our revenues are based on contractual arrangements and do not require judgment by management. Certain portions of our revenues do require management’s consideration to determine the amount and timing of recognition.

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

Foreign Currency Risk – We transact business in the local currencies of various foreign countries, principally Canada, Ireland, the United Kingdom and South Korea. The total of all of our foreign operations accounts for approximately 11 percent of total consolidated revenues. Also, most of our foreign operations match local currency revenues with local currency costs. Due to these reasons, we do not hedge against foreign operations.

Price Risk - We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that our funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. To provide protection against potential fair value changes for these investments, we have entered into various derivative financial instruments. As of December 31, 2004, we held derivative financial instruments with a notional amount of $11.1 million with terms of less than one year. Changes in the fair value of the derivative financial instruments are recognized in current period earnings, whereas, the change in the fair value of the investment is recorded on the balance sheet in other comprehensive income. Therefore, changes in the fair value of the derivative financial instrument and changes in the fair value of the investment are not recognized through earnings in the same period. We did not enter into or hold any derivative financial instruments for trading purposes during 2004 or 2003.

We recorded an impairment charge of $0.6 million in 2003 related to other-than-temporary declines in the fair value of certain securities held within our investment portfolio. Also, the current period earnings include losses of $1.5 million and $6.0 million in 2004 and 2003, respectively, relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of our investments would be:

Investment	Hypothetical Change In Value
Mutual Funds	$2,937
Equities	1,106

$4,043

In consideration of the hypothetical change in value, our derivative financial instruments related to equities would substantially offset the change in fair value of the equity securities.

Item 8. Financial Statements and Supplementary Data.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of SEI Investments Company:

We have completed an integrated audit of SEI Investments Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SEI Investments Company (a Pennsylvania corporation) and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Philadelphia, PA

March 10, 2005

Consolidated Balance Sheets (In thousands)	SEI Investments Company and Subsidiaries

December 31,	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$216,966	$199,953
Restricted cash	14,386	53,481
Receivables from regulated investment companies	29,688	27,178
Receivables, net of allowance for doubtful accounts of $1,800 and $1,700 (Note 2)	79,107	59,434
Deferred income taxes	5,892	3,850
Prepaid expenses and other current assets	9,640	8,517

Total Current Assets	355,679	352,413

Property and Equipment, net of accumulated depreciation and amortization of $100,524 and $99,553 (Note 2)	113,640	113,064

Capitalized Software, net of accumulated amortization of $19,325 and $17,078	55,830	21,115

Investments Available for Sale	39,817	70,560

Other Assets, net (Note 2)	50,509	35,477

Total Assets	$615,475	$592,629

The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets (In thousands, except par value)	SEI Investments Company and Subsidiaries

December 31,	2004	2003
Liabilities and Shareholders’ Equity
Current Liabilities:

Current portion of long-term debt	$9,556	$14,389
Accounts payable	7,415	7,427
Payable to regulated investment companies	4,302	43,099
Accrued liabilities (Note 2)	139,957	128,152
Deferred revenue	2,339	407

Total Current Liabilities	163,569	193,474

Long-term Debt	14,389	23,944

Deferred Income Taxes	32,103	11,438

Deferred Gain	1,472	—

Commitments and Contingencies (Note 9)

Shareholders’ Equity:
Series Preferred stock, $.05 par value, 60 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 750,000 shares authorized; 102,175 and 104,869 shares issued and outstanding	1,022	1,049
Capital in excess of par value	262,174	246,068
Retained earnings	134,595	111,972
Accumulated other comprehensive income, net	6,151	4,684

Total Shareholders’ Equity	403,942	363,773

Total Liabilities and Shareholders’ Equity	$615,475	$592,629

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations (In thousands, except per-share data)	SEI Investments Company and Subsidiaries

Year Ended December 31,	2004	2003	2002
Revenues	$692,269	$636,233	$629,593
Expenses:
Operating and development	321,298	283,624	270,869
Sales and marketing	131,368	120,813	126,721
General and administrative	30,153	25,615	22,184

Income from operations	209,450	206,181	209,819
Equity in the earnings of unconsolidated affiliate	45,711	22,461	12,652
Net gain (loss) from investments	3,848	(6,927)	(2,360)
Interest income	4,545	4,363	5,200
Interest expense	(2,112)	(2,303)	(2,263)
Other income	3,689	509	—

Income before income taxes	265,131	224,284	223,048

Income taxes	96,110	81,303	82,528

Net income	$169,021	$142,981	$140,520

Basic earnings per common share	$1.63	$1.36	$1.30

Diluted earnings per common share	$1.60	$1.32	$1.25

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (In thousands)	SEI Investments Company and Subsidiaries

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2001	109,180	$1,092	$186,390	$85,085	$(1,974)	$270,593
Comprehensive income:
Net income	—	—	—	140,520	—	140,520	$140,520
Foreign currency translation	—	—	—	—	1,345	1,345	1,345
Unrealized net gains on investments, net of income taxes of $1,549	—	—	—	—	(2,985)	(2,985)	(2,985)
Reclassification adjustment for losses realized in net income, net of income taxes of $(1,190)	—	—	—	—	2,256	2,256	2,256

Total comprehensive income							$141,136

Purchase and retirement of common stock	(5,378)	(54)	(9,181)	(138,622)	—	(147,857)
Issuance of common stock under the employee stock purchase plan	108	1	2,980	—	—	2,981
Issuance of common stock upon exercise of stock options	2,274	23	11,478	—	—	11,501
Tax benefit on stock options exercised	—	—	24,617	—	—	24,617
Dividends declared ($.12 per share)	—	—	—	(12,964)	—	(12,964)

Balance, December 31, 2002	106,184	$1,062	$216,284	$74,019	$(1,358)	$290,007
Comprehensive income:
Net income	—	—	—	142,981	—	142,981	$142,981
Foreign currency translation	—	—	—	—	1,763	1,763	1,763
Unrealized net gains on investments, net of income taxes of $(2,648)	—	—	—	—	4,487	4,487	4,487
Reclassification adjustment for losses realized in net income, net of income taxes of $122	—	—	—	—	(208)	(208)	(208)

Total comprehensive income							$149,023

Purchase and retirement of common stock	(3,536)	(35)	(7,158)	(88,260)	—	(95,453)
Issuance of common stock under the employee stock purchase plan	95	1	2,302	—	—	2,303
Issuance of common stock upon exercise of stock options	2,126	21	14,977	—	—	14,998
Tax benefit on stock options exercised	—	—	19,663	—	—	19,663
Dividends declared ($.16 per share)	—	—	—	(16,768)	—	(16,768)

Balance, December 31, 2003	104,869	$1,049	$246,068	$111,972	$4,684	$363,773

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2003	104,869	$1,049	$246,068	$111,972	$4,684	$363,773
Comprehensive income:
Net income	—	—	—	169,021	—	169,021	$169,021
Foreign currency translation	—	—	—	—	3,229	3,229	3,229
Unrealized net gains on investments, net of income taxes of $(888)	—	—	—	—	1,581	1,581	1,581
Reclassification adjustment for losses realized in net income, net of income taxes of $1,939	—	—	—	—	(3,343)	(3,343)	(3,343)

Total comprehensive income							$170,488

Purchase and retirement of common stock	(4,127)	(41)	(9,597)	(125,871)	—	(135,509)
Issuance of common stock under the employee stock purchase plan	86	1	2,358	—	—	2,359
Issuance of common stock upon exercise of stock options	1,347	13	9,311	—	—	9,324
Tax benefit on stock options exercised	—	—	14,034	—	—	14,034
Dividends declared ($.20 per share)	—	—	—	(20,527)	—	(20,527)

Balance, December 31, 2004	102,175	$1,022	$262,174	$134,595	$6,151	$403,942

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows (In thousands)	SEI Investments Company and Subsidiaries

Year Ended December 31,	2004	2003	2002
Cash flows from operating activities:

Net income	$169,021	$142,981	$140,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,183	16,788	18,060
Undistributed earnings of affiliate	(15,417)	(7,636)	(2,502)
Provision for losses on receivables	100	—	—
Tax benefit on stock options exercised	14,034	19,663	24,617
Deferred income tax expense	19,396	3,590	4,529
Net realized (gains) losses on investments available for sale	(3,840)	5,215	(3,872)
Other-than-temporary declines in market value	—	595	3,881
Other	(2,805)	1,903	(1,626)
Change in current assets and liabilities:
Decrease (increase) in:
Receivables from regulated investment companies	(2,510)	(4,599)	2,962
Restricted cash	39,095	(43,481)	—
Receivables	(19,773)	(7,371)	4,712
Prepaid expenses and other current assets	(1,123)	(974)	(1,381)
Increase (decrease) in:
Accounts payable	(12)	3,369	(919)
Payable to regulated investment companies	(38,797)	43,099	—
Accrued expenses	11,026	5,660	(11,051)
Deferred revenue	1,932	(799)	(2,196)

Total adjustments	17,489	35,022	35,214

Net cash provided by operating activities	$186,510	$178,003	$175,734

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows (In thousands)	SEI Investments Company and Subsidiaries

Year Ended December 31,	2004	2003	2002
Cash flows from investing activities:

Additions to property and equipment	(14,236)	(23,736)	(24,818)
Additions to capitalized software	(36,962)	(10,393)	(3,276)
Purchase of investments available for sale	(28,532)	(57,421)	(23,796)
Sale of investments available for sale	61,829	52,367	30,701
Sale of investment in unconsolidated affiliate	6,183	—	—
Other	183	(764)	474

Net cash used in investing activities	(11,535)	(39,947)	(20,715)

Cash flows from financing activities:

Payments on long-term debt	(14,388)	(11,973)	(7,555)
Purchase and retirement of common stock	(135,509)	(95,453)	(147,857)
Proceeds from issuance of common stock	11,683	17,301	14,482
Payment of dividends	(19,748)	(13,702)	(12,050)

Net cash used in financing activities	(157,962)	(103,827)	(152,980)

Net increase in cash and cash equivalents	17,013	34,229	2,039

Cash and cash equivalents, beginning of year	199,953	165,724	163,685

Cash and cash equivalents, end of year	$216,966	$199,953	$165,724

Interest paid	$2,233	$2,507	$2,733
Income taxes paid (Federal and state)	$68,947	$55,904	$48,913

Non-Cash Investing Activity
Issuance of note for additional interest in unconsolidated affiliate	—	$7,250	—

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements (all figures are in thousands except per-share data)	SEI Investments Company and Subsidiaries

Note 1 - Summary of Significant Accounting Policies:

Nature of Operations

SEI Investments Company (the Company), a Pennsylvania corporation, provides investment processing, fund processing, and investment management business outsourcing solutions to corporations, financial institutions, financial advisors, and affluent families in the United States, Canada, the United Kingdom, Continental Europe, and other various locations throughout the world. Investment processing solutions utilize the Company’s proprietary software system to track investment activities in multiple types of investment accounts, including personal trust, corporate trust, institutional trust, and non-trust investment accounts, thereby allowing banks and trust companies to outsource trust and investment related activities.

The fund processing solution offers a full range of administration and distribution support services to mutual funds, collective trust funds, hedge funds, fund of funds, private equity funds and other types of investment funds. Administrative services include fund accounting, trustee and custodial support, legal support, transfer agency and shareholder servicing. Distribution support services range from market and industry insight and analysis to identifying distribution opportunities.

Investment management programs consist of Company-sponsored mutual funds, alternative investments and separate accounts. These include a series of money market, equity, fixed-income and alternative investment portfolios, primarily in the form of registered investment companies. The Company serves as the administrator and investment advisor for many of these products.

The Company is organized around its primary target markets. The Company’s business segments are: Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. Financial information pertaining to the Company’s business segments is included in Note 11.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s principal subsidiaries are SEI Investments Distribution Co. (SIDCO), SEI Investments Management Corporation (SIMC), and SEI Private Trust Company (SPTC). All inter-company accounts and transactions have been eliminated. Investment in unconsolidated affiliate is accounted for using the equity method because of the Company’s less than 50 percent ownership. The Company’s portion of the affiliate’s operating results is reflected in Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations (See Note 4).

In 2004, the Company adopted the revised interpretation of Financial Accounting Standards Board (FASB) Interpretation No.46 (FIN 46), “Consolidation of Variable Interest Entities,” (FIN 46-R). FIN 46-R requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.

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

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include $148,974 and $160,837 at December 31, 2004 and 2003, respectively, primarily invested in Company-sponsored open-ended money market mutual funds.

Restricted Cash

Restricted cash includes cash of $4,302 and $43,099 at December 31, 2004 and 2003, respectively, received for the benefit of customers of SIDCO in order to settle investment transactions for regulated investment companies (RICs). SIMC, in its capacity as the transfer agent, facilitates the purchase and redemption of mutual fund transactions for SIDCO customers. Corresponding liabilities are established for payment to the RICs, which is reflected in Payable to regulated investment companies on the accompanying Consolidated Balance Sheets. The total balance of cash received from such parties is typically paid the following business day.

Additionally, Restricted cash at December 31, 2004 and 2003 includes $10,084 and $10,382, respectively, segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.

Allowances for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Concentration of Credit Risk

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

Property and Equipment

Property and Equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives using the straight line method for financial statement purposes. The Company uses other depreciation methods, generally accelerated, for tax purposes where appropriate. Buildings and building improvements are depreciated over 25 to 39 years. Equipment, purchased software and furniture and fixtures have useful lives ranging from three to five years. Amortization of leasehold improvements is computed using the straight line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Marketable Securities

The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company only has marketable securities classified as available-for-sale. SFAS 115 requires that debt and equity securities classified as available-for-sale be reported at fair value as determined by the most recently traded price of each security at the balance sheet date. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of comprehensive income. The specific identification method is used to compute the realized gains and losses on marketable securities (See Note 3).

The Company evaluates the realizable value of its marketable securities on a quarterly basis. Factors considered in determining other-than-temporary declines in value include how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, and the ability of the investment to recover to its original cost. If it is determined that an other-than-temporary decline exists in a marketable security, the investment is written down to its market value and an investment loss is recorded in the Statement of Operations.

Derivative Instruments and Hedging Activities

The Company holds derivative financial instruments (derivatives) in the form of equity contracts for the purpose of hedging the market risk of certain available-for-sale securities. The Company holds such derivatives only for the purpose of hedging such risks and not for speculation. The Company formally documents its risk management objective and strategy for undertaking such hedge transactions. This process includes relating all derivatives that are designated as fair value hedges to specific assets on the balance sheet.

The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company records all derivatives on its balance sheet at fair value. The Company determines if the instrument qualifies as an effective fair value hedge on the date the derivative is entered into, and on an on-going basis, in accordance with established accounting guidance and will apply hedge accounting. The Company enters into hedging relationships such that changes in the fair value of the asset being hedged are expected to be offset by corresponding changes in the fair value of the derivative through other comprehensive income.

The Company does not apply, or may discontinue, hedge accounting to derivatives that do not qualify as an effective fair value hedge. Changes in the entire fair value of the derivatives that do not qualify as an effective fair value hedge are recognized immediately in current period earnings while the change in the fair value of the hedged asset is recorded in other comprehensive income. The Company may continue to enter into economic hedges to support certain business strategies that may not qualify as accounting hedges which may cause some volatility in earnings.

Currently, hedge accounting does not apply to any of the Company’s derivatives. The Company holds equity derivatives with a notional amount of $11,055 with an expected maturity date of mid-2005. Income before income taxes on the accompanying Consolidated Statements of Operations includes net losses of $1,493 and $6,031 in 2004 and 2003, respectively, and a net gain of $4,239 in 2002 from changes in the fair value of derivative instruments.

Capitalized Software

The Company accounts for software development costs in accordance with the guidance established in Emerging Issues Task Force (EITF) Issue No. 00-03, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and applies Statement of Position 98-1 (SOP 98-1), “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” for development costs associated with software products to be provided in a hosting environment. As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which includes direct external and internal costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages are expensed as incurred. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. The Company capitalized $36,962, $10,393, and $3,276 of software development costs in accordance with SOP 98-1 during 2004, 2003, and 2002, respectively.

Amortization of capitalized software development costs begins when the product is placed into service. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 4.9 years. Amortization expense was $2,247, $1,874, and $1,735 in 2004, 2003, and 2002, respectively, and is included in Operating and development expense on the accompanying Consolidated Statements of Operations.

Income Taxes

The Company applies the asset and liability approach to account for income taxes pursuant to Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics (See Note 10).

Foreign Currency Translation

The assets and liabilities and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Assets and liabilities have been translated into U.S. dollars using the rates of exchange at the balance sheet date. The results of operations have been translated into U.S. dollars at average exchange rates prevailing during the period. The resulting translation gain and loss adjustments are recorded as a separate component of comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations in the periods in which they occur, and are immaterial for each of the years in the three year period ended December 31, 2004.

Fair Value of Financial Instruments

The book value of current assets and current liabilities is considered to be representative of their fair value because of their short maturities. The recorded value of these items approximates their fair value at December 31, 2004.

Earnings Per Common Share

The Company calculates earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the combination of the weighted average number of common shares outstanding and the dilutive potential common shares, such as stock options, outstanding during the period. The calculations of basic and diluted earnings per share for 2004, 2003, and 2002 are:

	For the year ended December 31, 2004
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$169,021	103,399	$1.63
Dilutive effect of stock options	—	2,467

Diluted earnings per common share	$169,021	105,866	$1.60

	For the year ended December 31, 2003
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$142,981	105,173	$1.36
Dilutive effect of stock options	—	2,964

Diluted earnings per common share	$142,981	108,137	$1.32

	For the year ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$140,520	108,330	$1.30
Dilutive effect of stock options	—	4,473

Diluted earnings per common share	$140,520	112,803	$1.25

Employee stock options to purchase approximately 4,753,000, 2,657,000, and 2,774,000 shares of common stock, with an average exercise price per share of $44.39, $45.49, and $45.53, were outstanding during 2004, 2003, and 2002, respectively, but not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive (See Note 7).

Stock-Based Compensation

The Company accounts for its employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” The Company grants stock options to its employees based on the fair market value of the Company’s stock at the date of grant. Since the stock options have no intrinsic value upon grant, the Company does not record any compensation cost. A description of the Company’s employee stock option plans is included in Note 7.

Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” requires the presentation of the pro-forma effects of stock-based compensation on net income and earnings per common share. The Company uses the Black-Scholes option-pricing model to value its employee stock options on the date of grant based on the following assumptions:

	2004		2003		2002
Risk-free interest rate	3.93%		3.79%		3.84%
Expected dividend yield	0.48%		0.43%		0.22%
Expected life	7 Yea	rs	7 Yea	rs	7 Yea	rs
Expected volatility	44.46%		42.17%		42.66%

The weighted average fair value of the Company’s employee stock options as calculated by the Black-Scholes option pricing model granted during 2004, 2003, and 2002 was $20.57, $14.06, and $14.13, respectively.

For the following pro-forma disclosures as required by SFAS 123, the estimated fair value of stock options is assumed to be amortized to expense over the stock options’ vesting period. The following table presents the pro-forma effects on net income and earnings per common share if the Company had recognized compensation expense relating to its employee stock options.

	2004	2003	2002
Net income:
As reported	$169,021	$142,981	$140,520
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,274)	(10,150)	(9,302)

Pro forma	$154,747	$132,831	$131,218

Basic earnings per common share:
As reported	$1.63	$1.36	$1.30
Pro forma	$1.50	$1.26	$1.21

Diluted earnings per common share:
As reported	$1.60	$1.32	$1.25
Pro forma	$1.46	$1.23	$1.16

Comprehensive Income

Statement of Financial Accounting Standards No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that are excluded from net income. For the Company, comprehensive income includes unrealized gains and losses on marketable securities and foreign currency translation. The Company presents comprehensive income in its Consolidated Statements of Shareholders’ Equity and Comprehensive Income. Components of Accumulated other comprehensive income consisted of:

December 31,	2004	2003
Foreign currency translation	$5,359	$2,130
Unrealized gains on marketable securities, net of income tax expense of $447 and $1,498	792	2,554

Accumulated other comprehensive income, net	$6,151	$4,684

New Accounting Pronouncements

In June 2004, The FASB issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the first quarter of 2005. The Company does not believe the adoption of EITF Issue No. 02-14 will have any material affect on its financial statements.

In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides new guidance for assessing impairment losses on debt and equity investments as well as includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1. The Company adopted the disclosure requirements as they became effective for the year-ended December 31, 2004.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment.” SFAS 123(R) revises SFAS 123 and supersedes APB 25. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, but does not change the accounting guidance for share-based payment transactions with parties other than employees. The accounting provisions of SFAS 123(R) are effective for the third quarter of 2005. The primary impact that SFAS 123(R) will have on the Company’s financial statements is the requirement to expense the fair value of its employee stock options rather than disclosing that information in a set of pro-forma financial statements. The Company is in the process of evaluating the full impact that the adoption of SFAS 123(R) will have on its financial statements. Currently, the Company does not anticipate any significant changes to its equity compensation plans.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 – Composition of Certain Financial Statement Captions:

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	2004	2003
Trade receivables	$21,015	$20,439
Fees earned, not billed	57,923	39,500
Other receivables	1,969	1,195

	80,907	61,134

Less: Allowance for doubtful accounts	(1,800)	(1,700)

Receivables, net	$79,107	$59,434

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2004	2003
Equipment	$60,279	$59,030
Buildings	97,767	81,835
Land	9,380	9,379
Purchased software	27,653	23,313
Furniture and fixtures	15,334	15,888
Leasehold improvements	2,803	8,173
Construction in progress	948	14,999

	214,164	212,617

Less: Accumulated depreciation and amortization	(100,524)	(99,553)

Property and Equipment, net	$113,640	$113,064

Depreciation and amortization expense related to property and equipment for 2004, 2003, and 2002 was $13,377, $14,724, and $16,309.

Other Assets

Other assets on the accompanying Consolidated Balance Sheets consist of:

	2004	2003
Investment in unconsolidated affiliate	$37,672	$23,420
Other, net	12,837	12,057

Other assets, net	$50,509	$35,477

Investment in unconsolidated affiliate relates to the Company’s 43 percent ownership in the general partnership LSV Asset Management (See Note 4).

Other, net consists of long-term prepaid expenses, deposits, investments carried at cost, and various other assets. Amortization expense related to certain other assets for 2004, 2003, and 2002 was $450, $190, and $16.

In 2003, the Company recorded an impairment charge for $1,196 related to an equity investment in a private technology company and is reflected in Net loss from investments on the accompanying Consolidated Statements of Operations.

Accrued Liabilities

Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2004	2003
Accrued compensation	$44,360	$30,814
Accrued sub-advisor and investment officer fees	12,751	10,000
Accrued dividend payable	10,218	9,439
Accrued consulting	9,135	4,624
Accrued proprietary fund services	7,783	9,407
Accrued income taxes	4,239	10,559
Other accrued liabilities	51,471	53,309

Accrued liabilities	139,957	128,152

Accrued sub-advisor and investment officer fees relates to services provided by fund advisors to Company-sponsored mutual funds and other investment programs.

Accrued proprietary fund services relates to marketing and promotional activities associated with the Company’s bank-related proprietary funds business.

Accrued income taxes include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns (See Note 10).

Note 3 – Investments Available for Sale:

Investments available for sale consist of:

	For the Year ended December 31, 2004
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Company-sponsored mutual funds	$26,382	$5	$(514)	$25,873
Non-company-sponsored mutual funds	3,501	—	—	3,501
Equity securities	8,695	1,748	—	10,443

	$38,578	$1,753	$(514)	39,817

	For the Year Ended December 31, 2003
Company-sponsored mutual funds	$54,657	$3,207	$(136)	$57,728
Non-company-sponsored mutual funds	2,286	—	—	2,286
Equity securities	9,565	981	—	10,546

	$66,508	$4,188	$(136)	70,560

The net unrealized holding gains at December 31, 2004 were $792 (net of income tax expense of $447) and the net unrealized holding gains at December 31, 2003 were $2,554 (net of income tax expense of $1,498) and are reported as a separate component of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

The Company recognized gross realized gains from available-for-sale securities of $5,347, $1,862, and $394 and gross realized losses from available-for-sale securities of $14, $1,046, and $761 in 2004, 2003, and 2002, respectively.

At December 31, 2004, the Company had a single investment in a Company-sponsored mutual fund that has been in an unrealized loss position longer than one year. This mutual fund primarily invests in federal agency mortgage-backed securities. The cost basis of this investment was $25,848 with a fair value of $25,334 and gross unrealized losses of $514. The Company does not consider this unrealized loss as an other-than-temporary impairment because it is not a precipitous decline in market value.

The Company recorded an impairment charge of $595 and $3,881 in 2003 and 2002, respectively, related to other-than-temporary declines in fair value and is included in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations. The Company did not record an impairment charge related to other-than-temporary declines in fair value for any of its securities available-for-sale in 2004.

Note 4 – Investment in Unconsolidated Affiliate:

The Company has an investment in the general partnership LSV Asset management (LSV) for $37,672 and $23,420 at December 31, 2004 and 2003, respectively. LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-adviser for a number of Company-sponsored mutual funds. The Company accounts for its interest in LSV using the equity method of accounting due to its less than 50 percent ownership. The Company’s total partnership interest in LSV was approximately 44 percent through June 30, 2003.

On June 30, 2003, the Company acquired an additional approximately three percent partnership interest in LSV (the Additional Interest) to be paid in quarterly installments. On July 1, 2003, several new partners were admitted into the partnership, which reduced the Company’s partnership interest to approximately 46 percent. The Company also agreed to allow the partners of LSV to buy the Additional Interest at certain prices and dates. The Company completed its scheduled payments for the Additional Interest in 2004.

On July 1, 2004, the partners of LSV exercised their right to acquire the Additional Interest from the Company and as a result, the Company’s total partnership interest in LSV decreased to approximately 43 percent. The total proceeds received from the sale of the Additional Interest were $6,183 and the basis of the Company’s investment relating to the Additional Interest was $1,614, resulting in a total gain of $4,569. Certain partners paid the Company directly for the Additional Interest whereas certain other partners elected to finance their purchase through LSV. The Company recognized $3,097 in Other income on the accompanying Consolidated Statements of Operations and deferred the remaining portion of the gain of $1,472, which is reflected in Deferred gain on the accompanying Consolidated Balance Sheets. The deferred portion of the gain will be recognized when LSV is repaid in full from the partners that financed their purchase of the Additional Interest. The final payments are due on January 1, 2006.

At December 31, 2004, the basis of the Company’s investment in LSV exceeded its underlying equity in the net assets of LSV by $6,774. Subsequent to acquiring the Additional Interest, the Company determined that a portion of the excess of its investment in LSV should be allocated to finite-lived intangible assets with the remainder considered as goodwill embedded in the investment. The finite-lived intangible assets acquired primarily related to customer contracts that meet the contractual-legal criterion for recognition apart from goodwill. At December 31, 2004, the values of the intangible assets and goodwill were $3,712 and $3,062, respectively. The Company amortizes the finite-lived intangible assets on a straight-line basis over eight and a half years and recorded $109 in amortization expense during 2004. The Company does not record amortization expense associated with the embedded goodwill. The Company determines on an annual basis if its investment in LSV is impaired which includes the embedded goodwill. The investment in LSV was not deemed impaired during 2004. The Company’s investment in LSV is considered General and Administrative and is not included in a business segment.

These tables contain condensed financial information of LSV:

Condensed Statement of Operations	2004	2003	2002
Revenues	$119,517	$60,806	$38,190
Net income	$103,452	$49,506	$28,863

Condensed Balance Sheet	2004	2003
Cash and cash equivalents	$29,962	$14,259
Accounts receivable, net of allowance for doubtful accounts of $240 and $0	43,413	20,328
Other current assets	201	226
Non-current assets	693	363

Total assets	$74,269	$35,176

Current liabilities	$5,556	$2,955
Partners’ capital	68,713	32,221

Total liabilities and partners’ capital	$74,269	$35,176

The Company received partnership distribution payments from LSV of $30,294 and $14,911 in 2004 and 2003, respectively.

Note 5 - Line of Credit:

On September 14, 2004, the Company entered into a three-year $200,000 Credit Agreement (the Credit Facility) replacing the Company’s $200,000 364-Day Credit Agreement which expired on September 13, 2004. The Credit Facility became available immediately and expires on September 14, 2007 at which time any aggregate principal amount of loans outstanding becomes payable in full. The Credit Facility, when utilized, will accrue interest at 0.75 percent above the London Interbank Offer Rate (LIBOR). There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the Credit Facility. The Credit Facility contains various covenants, including, but not limited to, limitations of indebtedness, maintenance of fixed charge and leverage ratios, and restrictions on certain investments. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. None of these covenants currently negatively affect the Company’s liquidity or capital resources.

The Company had no borrowings under either the Credit Facility or the 364-Day Credit Agreement and was in compliance with all covenants during 2004. The Company incurred $447, $180, and $63 in commitment fees during 2004, 2003, and 2002, respectively, and is reflected in Interest expense on the accompanying Consolidated Statements of Operations.

Note 6 - Long-term Debt:

On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20 percent Senior Notes, Series A, and $15,000 of 7.27 percent Senior Notes, Series B (collectively, the Notes), in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company’s line of credit at that date. The Note Purchase Agreement, which was subsequently amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the Note Purchase Agreement limits the Company’s ability to merge or consolidate, and to sell certain assets. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $4,000 in February 2005.

On June 26, 2001, the Company entered into a $25,000 Term Loan Agreement (the Agreement) with a separate lending institution which expires on March 31, 2006 and is payable in 17 equal quarterly installments. On August 2, 2001, the Company borrowed the full $25,000. The Agreement provides the Company the option to have interest accrued at either the lower of the Prime rate or one and thirty-five hundredths of one percent above LIBOR. The Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. None of these covenants negatively affect the Company’s liquidity or capital resources. The Company made its scheduled payments during 2004 for a total of $5,556. The interest rate being applied at December 31, 2004 was 3.33 percent.

The fair value of the Company’s long-term debt is approximately $1,000 in excess of the carrying amount. The Company was in compliance with all covenants associated with its long-term debt during 2004.

Aggregate maturities of long-term debt at December 31, 2004 are:

	Senior Notes	Term Loan	Total
2005	$4,000	$5,556	$9,556
2006	4,000	1,389	5,389
2007	4,000	—	4,000
2008	1,000	—	1,000
2009	1,000	—	1,000
2010 and thereafter	3,000	—	3,000

	$17,000	$6,945	$23,945

Interest expense relating to the Company’s long-term debt was $1,591, $2,017, and $2,188 for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 7 - Shareholders’ Equity:

Stock-Based Compensation Plans

The Company currently has one active equity compensation plan, the 1998 Equity Compensation Plan (the 1998 Plan), pursuant to which grants of stock may be made to employees, consultants and directors of the Company. The 1998 Plan provides for the grant of incentive stock options and non-qualified stock options, restricted stock, stock appreciation rights, and performance units. The Company has only granted non-qualified stock options under the 1998 Plan. The non-qualified stock options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, become exercisable ratably upon the attainment of specific diluted earnings per share targets or in their entirety after seven years from the date of grant and expire ten years from the date of grant. The Company maintains an on-going annual grant program under which all employees are eligible for consideration.

The Company also maintains three additional equity compensation plans which have non-qualified stock options outstanding, but these plans have been terminated. The terminated plans are the Company Stock Option Plan, the 1997 Stock Option Plan, and the Non-employee Directors Plan. No options are available for grant from these terminated plans, and grants made under these plans continue in effect under the terms of the grant and the applicable plan. All of the Company’s equity compensation plans are administered by the Company’s Stock Option Committee.

This table presents certain information relating to the Company’s stock option plans for 2004, 2003, and 2002:

	Number of Shares	Weighted Avg. Price
Balance as of December 31, 2001	14,725,000	$16.63
Granted	2,333,000	29.43
Exercised	(2,274,000)	5.06
Expired or canceled	(311,000)	25.90

Balance as of December 31, 2002	14,473,000	20.28
Granted	2,416,000	29.56
Exercised	(2,128,000)	7.07
Expired or canceled	(272,000)	33.67

Balance as of December 31, 2003	14,489,000	$23.51
Granted	2,524,000	41.76
Exercised	(1,350,000)	6.97
Expired or canceled	(456,000)	32.57

Balance as of December 31, 2004	15,207,000	$27.73

Exercisable as of December 31, 2004	5,736,000	$12.47

Available for future grant as of December 31, 2004	5,937,000	—

As of December 31, 2003 and 2002, there were 6,210,000 and 6,100,000 shares exercisable, respectively. The expiration dates for options at December 31, 2004 range from January 15, 2005 to December 14, 2014 with a weighted average remaining contractual life of 6.6 years.

This table summarizes information relating to all options outstanding at December 31, 2004:

	Options Outstanding at December 31, 2004		Options Exercisable at December 31, 2004		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number Of Shares	Weighted Average Exercise Price (Per Share)
$ 3.25 - $7.00	2,273,000	$5.59	2,273,000	$5.59	2.6
8.88 - 19.75	3,463,000	16.99	3,463,000	16.99	4.6
24.99 - 29.56	4,468,000	29.46	—	—	8.5
30.01 - 42.86	1,665,000	40.44	—	—	7.3
43.09 - 50.00	3,338,000	45.31	—	—	8.7

	15,207,000		5,736,000

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 7,800,000 shares for issuance under this plan. At December 31, 2004, 5,271,000 cumulative shares have been issued.

Common Stock Buyback

The Board of Directors has authorized the purchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $903,365, including an additional authorization on February 15, 2005 for $50,000. Through December 31, 2004, a total of 114,144,000 shares at an aggregate cost of $837,258 have been purchased and retired. The Company purchased 4,127,000 shares at a cost of $135,509 during 2004.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Shareholders’ Rights Plan

On December 10, 1998, the Company’s Board of Directors adopted a Shareholder Rights Plan (the Rights Plan) to deter coercive or unfair takeover tactics and to prevent a person or group (an Acquiring Person) from acquiring control of the Company without offering a fair price to all shareholders. Under the Rights Plan, all common shareholders receive one Right for each common share outstanding. Each Right entitles the registered holder to purchase from the Company one two-thousandths of a share of Series A Junior Participating Preferred Shares, $.05 par value per share, at a purchase price of $500 per share. The Rights will become exercisable and trade separately from the common stock ten days following a public announcement that an Acquiring Person has beneficial ownership of 20 percent or more of the outstanding common stock or the commencement of a tender or exchange offer that would result in an Acquiring Person owning 20 percent or more of the outstanding common stock. Upon exercise, holders, other than an Acquiring Person, will have the right to purchase the common stock of the Company equal to twice the value of the exercise price of the Rights. If the Company is involved in certain other mergers where its shares are exchanged or certain major sales of its assets occur, stockholders will be able to purchase the other party’s common shares in an amount equal to twice the value of the exercise price of the Rights. The Rights, which do not have voting rights, will expire on December 19, 2008, and may be redeemed by the Company any time until ten days following the announcement of an Acquiring Person at a price of $.01 per Right.

Dividends

On May 25, 2004, the Board of Directors declared a cash dividend of $.10 per share on the Company’s common stock, which was paid on June 24, 2004, to shareholders of record on June 8, 2004. On December 14, 2004, the Board of Directors declared a cash dividend of $.10 per share on the Company’s common stock, which was paid on January 21, 2005, to shareholders of record on January 4, 2005.

The dividends declared in 2004, 2003, and 2002 were $20,527, $16,768, and $12,964, respectively. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

Note 8 - Employee Benefit Plan:

The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $3,404, $3,196, and $3,393 to the Plan in 2004, 2003, and 2002, respectively.

Note 9 - Commitments and Contingencies:

The Company leases certain of its facilities, data processing equipment, and software under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has other commitments relating to purchases of data processing equipment and software. The Company has entered into maintenance agreements primarily for its data processing equipment. Rent expense was $12,728, $13,757, and $13,910 in 2004, 2003, and 2002, respectively.

The aggregate noncancellable minimum commitments at December 31, 2004 are:

2005	8,438
2006	5,421
2007	3,308
2008	2,346
2009	1,095
2010 and thereafter	12,954

$33,562

In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2004 related to these indemnifications.

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

Note 10 - Income Taxes:

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than a year. The federal and state income tax provision is summarized as follows:

Year Ended December 31,	2004	2003	2002
Current
Federal	$71,032	$71,709	$71,541
State	4,371	5,416	6,256
Foreign	1,311	588	202

	76,714	77,713	77,999

Deferred, including current deferred
Federal	16,030	2,824	3,781
State	3,366	766	748

	19,396	3,590	4,529

Total income taxes from continuing operations	$96,110	$81,303	$82,528

The effective income tax rate differs from the Federal income tax statutory rate due to the following:

Year Ended December 31,	2004	2003	2002
Statutory rate	35.00%	35.00%	35.00%
State taxes, net of Federal tax benefit	1.94	1.80	2.00
Foreign tax expense	0.14	0.06	0.11
Research and development tax credit	(1.28)	(0.97)	—
Valuation allowance on capital losses and other, net	0.45	0.36	(0.11)

	36.25%	36.25%	37.00%

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $10,374 million at December 31, 2004. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation, including the availability, or lack thereof, of foreign tax credits to reduce a portion of the U.S. liability.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to be in a position to finalize our assessment by the third quarter of 2005.

Deferred income taxes for 2004, 2003, and 2002 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items comprising the deferred income tax provision are:

Year Ended December 31,	2004	2003	2002
Difference in financial reporting and income tax depreciation methods	$3,318	$1,253	$1,493
Reserves not currently deductible	1,391	628	1,353
Capitalized software currently deductible for tax purposes, net of amortization	12,150	2,982	539
State deferred income taxes	2,188	498	487
Revenue and expense recognized in different periods for financial reporting and income tax purposes	315	289	766
Other, net	34	(2,060)	(109)

	$19,396	$3,590	$4,529

The net deferred income tax liability is comprised of:

Year Ended December 31,	2004	2003
Current deferred income taxes:
Gross assets	$5,892	$3,850
Gross liabilities	—	—

	5,892	3,850

Long-term deferred income taxes:
Gross assets	10,157	11,083
Gross liabilities	(32,891)	(14,007)

	(22,734)	(2,924)
Valuation allowance	(9,369)	(8,514)

	(32,103)	(11,438)

Net deferred income tax liability	$(26,211)	$(7,588)

The valuation allowance against deferred tax assets at December 31, 2004 and 2003 are related to capital losses and net operating losses from certain domestic and foreign subsidiaries. Certain state tax statutes significantly limit the utilization of net operating losses for domestic subsidiaries. Furthermore, these net operating losses cannot be used to offset other subsidiaries net income.

The tax effect of significant temporary differences representing deferred tax assets (liabilities) is:

Year Ended December 31,	2004	2003
Difference in financial reporting and income tax depreciation methods	$(8,809)	$(3,344)
Reserves not currently deductible	887	1,324
Capitalized software currently deductible for tax purposes, net of amortization	(23,581)	(8,865)
State deferred income taxes	1,599	298
Revenue and expense recognized in different periods for financial reporting and income tax purposes	3,406	2,194
Unrealized holding gain on investments	(447)	1,004
Other, net	734	(199)

Net deferred income tax liability	$(26,211)	$(7,588)

Note 11 - Business Segment Information:

The Company defines its business segments in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for the way public business enterprises report financial information about business segments in financial statements. SFAS 131 also requires additional disclosures about product and services, geographic areas, and major customers.

The Company evaluates financial performance of its business segments based on Income from operations. The operations and organizational structure of the Company are established into separate business units that offer business solutions tailored for particular markets. Reportable business segments are: Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. The accounting policies of the reportable business segments are the same as those described in Note 1.

Private Banking and Trust provides investment processing, fund processing, and investment management programs to banks and other trust institutions located in the United States and Canada. Investment Advisors provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States. Enterprises provides retirement and treasury solutions to corporations, unions, municipalities, and hospitals and an endowment and foundation solution for the not-for-profit market in the United States. Money Managers provides investment processing and fund processing to investment managers and mutual fund companies located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds. Investments in New Businesses provides investment management programs and fund processing to investment advisors, corporations, and money managers located outside the United States, private banking outsource solutions to institutions in the United Kingdom and Continental Europe, as well as expanding our investment management programs to include affluent families who reside in the United States.

The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2004, 2003, and 2002:

2004	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Admin.	Total
Revenues	$290,605	$180,351	$69,816	$76,907	$74,590		$692,269

Operating Income (loss)	$114,527	$98,684	$32,048	$14,663	$(20,319)	$(30,153)	$209,450

Other income, net							$55,681

Income before income taxes							$265,131

Depreciation and amortization	$8,828	$2,453	$748	$1,376	$1,636	$1,142	$16,183

Capital expenditures	$27,720	$9,214	$4,188	$2,897	$4,534	$2,645	$51,198

Total assets	$152,476	$104,730	$35,038	$46,104	$83,352	$193,775	$615,475

2003	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Admin.	Total
Revenues	$311,534	$156,089	$62,051	$55,274	$51,285		$636,233

Operating Income (loss)	$125,746	$85,681	$29,366	$9,105	$(18,102)	$(25,615)	$206,181

Other income, net							$18,103

Income before income taxes							$224,284

Depreciation and amortization	$9,612	$3,111	$850	$1,236	$1,308	$671	$16,788

Capital expenditures	$20,089	$5,308	$2,413	$1,686	$3,109	$1,524	$34,129

Total assets	$141,857	$109,719	$36,170	$45,229	$75,023	$184,631	$592,629

2002	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Admin.	Total
Revenues	$333,053	$149,181	$55,875	$46,446	$45,038		$629,593

Operating Income (loss)	$138,004	$78,009	$21,836	$8,864	$(14,710)	$(22,184)	$209,819

Other income, net							$13,229

Income before income taxes							$223,048

Depreciation and amortization	$10,935	$3,126	$1,077	$1,062	$1,310	$550	$18,060

Capital expenditures	$15,256	$5,237	$2,185	$1,910	$2,246	$1,260	$28,094

Total assets	$132,831	$52,989	$21,621	$16,963	$53,976	$185,767	$464,147

General and Administrative consists of expenses and assets attributable to corporate overhead groups that are not allocated to the business segments for internal financial reporting purposes. Unallocated assets primarily consist of cash and cash equivalents, deferred tax assets, the investment in LSV, and certain other shared services assets.

The following table presents the details of other income (expense):

For the Year Ended December 31,	2004	2003	2002
Equity in the earnings of unconsolidated affiliate	$45,711	$22,461	$12,652
Net loss on investments	3,848	(6,927)	(2,360)
Interest income	4,545	4,363	5,200
Interest expense	(2,112)	(2,303)	(2,263)
Other income	3,689	509	—

	$55,681	$18,103	$13,229

The following table presents revenues by country based on the location of the use of the products or services:

For the Year Ended December 31,	2004	2003	2002
United States	$618,457	$589,997	$587,232
International operations	73,812	46,236	42,361

	$692,269	$636,233	$629,593

The following table presents assets based on their location:

	2004	2003	2002
United States	$539,677	$541,511	$417,061
International operations	75,798	51,118	47,086

	$615,475	$592,629	$464,147

Note 12 - Related Party Transactions:

The Company, either by itself or through its wholly-owned subsidiaries, is a party to Investment Advisory and Administration Agreements with regulated investment companies (RICs) and other company-sponsored investment products which are administered by the Company. These investment products are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, the Company receives a fee for providing investment advisory, administrative, and accounting services. The investment advisory and administration fee is a fixed percentage, referred to as basis points, of the average daily net assets, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $307,439, $254,911, and $261,879, in 2004, 2003, and 2002, respectively. The Company is also a party to various agreements with several RICs which are advised and/or administered by the Company. The Company receives a fee for providing shareholder, administrative and distribution services pursuant to the provisions of various Rule 12b-1 Plans adopted by the RICs. These fees totaled $43,906, $40,389, and $44,952 in 2004, 2003, and 2002, respectively. A portion of the transaction costs incurred by the RICs for securities transactions are directed to the Company’s broker-dealer subsidiary in its capacity as an introducing broker-dealer. The Company recognized $2,273, $14,142, and $7,222 in commissions during 2004, 2003, and 2002, respectively.

Note 13 - Quarterly Financial Data (Unaudited):

	For the Three Months Ended
2004	March 31	June 30	Sept. 30	Dec. 31
Revenues	$167,161	$169,162	$172,978	$182,968
Income before income taxes	$61,818	$64,633	$71,227	$67,453
Net income	$39,409	$41,204	$45,407	$43,001
Basic earnings per common share	$.38	$.40	$.44	$.42
Diluted earnings per common share	$.37	$.39	$.43	$.41

	For the Three Months Ended
2003	March 31	June 30	Sept. 30	Dec. 31
Revenues	$152,841	$156,225	$163,360	$163,807
Income before income taxes	$55,695	$54,399	$56,188	$58,002
Net income	$35,088	$34,271	$35,399	$38,223
Basic earnings per common share	$.33	$.33	$.34	$.36
Diluted earnings per common share	$.32	$.32	$.33	$.36

SEI INVESTMENTS COMPANY AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2004	$1,700	$100	$—	$—	$1,800
2003	1,700	—	—	—	1,700
2002	1,700	—	—	—	1,700

Deferred income tax valuation allowance:
2004	$8,514	$855	$—	$—	$9,369
2003	7,842	672	—	—	8,514
2002	6,022	1,820	—	—	7,842

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Identification of Directors

Information with respect to the members of the Board of Directors of the Company is set forth under the caption “Election of Directors” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Identification of Executive Officers

The Board of Directors of the Company has determined that the Company’s executive officers within the meaning of Rule 3b-7 promulgated under the Securities Exchange Act of 1934, as amended, are as follows:

ALFRED P. WEST, JR., 62, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.

ROBERT F. CRUDUP, 57, has been an employee of the Company since 1987. Mr. Crudup has been an Executive Vice President since January 2001.

CARL A. GUARINO, 47, has been an employee of the Company since April 1988. Mr. Guarino has been an Executive Vice President since March 2000 and a Senior Vice President since April 1988. Mr. Guarino was General Counsel from April 1988 to January 1994.

KATHY HEILIG, 46, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999 and Treasurer since May 1997.

N. JEFFREY KLAUDER, 52, has been Executive Vice President and General Counsel of the Company since August 2004. Prior to May 2000 and from September 2003 until August 2004, Mr. Klauder was a partner of Morgan Lewis & Bockius, LLP, a law firm, and from May 2000 until September 2003, Mr. Klauder was Managing Director and General Counsel of Safeguard Scientifics, Inc., an information technology and life sciences company.

EDWARD D. LOUGHLIN, 54, has been an employee of the Company since September 1979. Mr. Loughlin has been an Executive Vice President since May 1993 and a Senior Vice President since January 1988.

DENNIS J. MCGONIGLE, 44, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and a Senior Vice President since May 1995.

JOSEPH P. UJOBAI, 43, has been an employee of the Company since May 1998. Mr. Ujobai has been an Executive Vice President since May 2003 and a Senior Vice President since January 2001.

WAYNE M. WITHROW, 49, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and a Senior Vice President since January 1994. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.

Identification of Other Corporate Officers

Other corporate officers of the Company elected by the Board include the following:

MARK NAGLE, 45, has been an employee of the Company since November 1996. Mr. Nagle has been a Senior Vice President since January 2001.

KEVIN P. ROBINS, 43, has been an employee of the Company since September 1992. Mr. Robins has been a Senior Vice President since January 1994. Mr. Robins was General Counsel from January 1994 to March 2000.

MARK SAMUELS, 57, has been an employee of the Company since September 1992. Mr. Samuels has been a Senior Vice President since May 2001 and Director of Communications and Marketing since May 2000.

JUDITH E. TSCHIRGI, 51, has been an employee of the Company since May 1995. Ms. Tschirgi has been a Senior Vice President since January 2001 and Chief Information Officer since May 2002.

KENNETH G. ZIMMER, 48, has been an employee of the Company since April 1982. Mr. Zimmer has been a Senior Vice President since January 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Information with respect to the Section 16(a) compliance of the directors and executive officers of the Company is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Code of Conduct

The Company has adopted a Code of Conduct applicable to all of its employees, including its executive officers, as well as a Code of Ethics for Senior Financial Officers. The Code of Conduct and the Code of Ethics for Senior Financial Officers is posted on our website, www.seic.com under the Corporate Governance section.

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

The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2004. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	14,318,695	$29.01	5,936,888
Equity compensation plans not approved by security holders (2)	888,412	7.11	—

Total	15,207,107	$27.73	5,936,888

(1)	Consists of: (i) the Amended and Restated 1998 Equity Compensation Plan, (ii) the SEI Investments Company Stock Option Plan, and (iii) the SEI Investments Company Stock Option Plan for Non-Employee Directors.
(2)	Consists solely of the SEI Investments Company 1997 Stock Option Plan (the “1997 Plan”). In December 1997, our Board of Directors adopted the 1997 Plan. At the time of its initial approval, the 1997 Plan was not submitted to, nor was it required to be submitted to, our shareholders for approval. The 1997 Plan was terminated by our Board of Directors in May 1998, and no further options may be granted under the 1997 Plan. However, options granted under the 1997 Plan prior to its termination continue in effect under the terms of the grant and the 1997 Plan. No officers or employee members of the Board of Directors of the Company or its affiliates were eligible to receive grants under the 1997 Plan.

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

As of December 31, 2004, options to acquire 12,880,000 shares were outstanding under the 1998 Plan, out of a total of 20,222,000 shares of common stock reserved for issuance under the 1998 Plan. A total of approximately 5,937,000 shares of common stock remain available for issuance under the 1998 Plan for future grants.

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

As of December 31, 2004, options to acquire 888,000 shares were outstanding under the 1997 Plan, out of a total of 2,286,000 shares of common stock reserved for issuance under the 1997 Plan.

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

Item 13. Certain Relationships and Related Transactions.

Information required by this item is set forth under the captions “Election of Directors,” “Executive Compensation,” and “Director Compensation” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this item is set forth under the caption “Ratification or Appointment of Independent Public Accountants” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1 and 2.	Financial Statements and Financial Statement Schedules. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2004 and 2003
Consolidated Statements of Operations — For the years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Shareholders’ Equity and Comprehensive Income — For the years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Cash Flows — For the years ended December 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements
Schedule II — Valuation and Qualifying Accounts and Reserves – For the years ended December 31, 2004, 2003, and 2002

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

SEI INVESTMENTS COMPANY

Date March 14, 2005	By	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date March 14, 2005	By	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Chairman of the Board,
Chief Executive Officer,
and Director

Date March 14, 2005	By	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date March 14, 2005	By	/s/ Richard B. Lieb
Richard B. Lieb
Director

Date March 14, 2005	By	/s/ William M. Doran
William M. Doran
Director

Date March 14, 2005	By	/s/ Henry H. Porter, Jr.
Henry H. Porter, Jr.
Director

Date March 14, 2005	By	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date March 14, 2005	By	/s/ Sarah W. Blumenstein
Sarah W. Blumenstein
Director

Date March 14, 2005	By	/s/ Howard D. Ross
Howard D. Ross
Director

Date March 14, 2005	By	/s/ Thomas W. Smith
Thomas W. Smith
Director

EXHIBIT INDEX

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1	Articles of Incorporation of the Registrant as amended on January 21, 1983. (Incorporated by reference to exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982.)

3.1.2	Amendment to Articles of Incorporation of the Registrant, dated May 21, 1992. (Incorporated by reference to exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

3.1.3	Amendment to Articles of Incorporation of the Registrant, dated May 26, 1994. (Incorporated by reference to exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

3.1.4	Amendment to Articles of Incorporation of the Registrant, dated November 21, 1996. (Incorporated by reference to exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

3.1.5	Amendment to Articles of Incorporation of the Registrant, dated February 14, 2001. (Incorporated by reference to exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

3.2	Amended and Restated By-Laws. (Incorporated by reference to exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.)

4.1	Form of Certificate for Shares of Common Stock. (Incorporated by reference to exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

4.2	Rights Agreement dated December 10, 1998. (Incorporated by reference to exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

Note: Exhibits 10.1 through 10.6 constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Registrant participate.

10.1	Stock Option Plan, Amended, Restated and Renewed as of February 11, 1997. (Incorporated by reference to exhibit 99(a) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.1.1	1997 Stock Option Plan. (Incorporated by reference to exhibit 99(b) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.1.2	1997 Option Share Deferral Plan. (Incorporated by reference to exhibit 99(c) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.1.3	1998 Equity Compensation Plan, Amended and Restated as of April 8, 2003. (Incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-111224) filed December 16, 2003.)

10.3	Employee Stock Purchase Plan as Amended and Restated on October 15, 1997. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.4	SEI Capital Accumulation Plan. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-41343) filed December 2, 1997.)

10.5	Stock Option Plan for Non-Employee Directors. (Incorporated by reference to exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

10.5.1	Amendment 1997-1 to the Stock Option Plan for Non-Employee Directors. (Incorporated by reference to exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.5.2	1997 Option Share Deferral Plan for Non-Employee Directors. (Incorporated by reference to exhibit 99(d) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.6	Employment Agreement, dated May 25, 1979, between Alfred P. West, Jr. and the Registrant. (Incorporated by reference to exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)

10.11	Directors and Officers Liability Insurance Policy. (Incorporated by reference to exhibit 10.9 to the Registrant’s Registration Statement on Form S-8 (No.2-78133) filed June 25, 1982.)

10.17	Note Purchase Agreement, dated as of February 24, 1997, with respect to the issuance by the Registrant of $20,000,000 7.20% Senior Notes, Series A, due February 24, 2007, and $15,000,000 7.27% Senior Notes, Series B, due February 24, 2012. (Incorporated by reference to exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.17.1	First Amendment, dated December 15, 1998, to Note Purchase Agreement, dated February 24, 1997. (Incorporated by reference to exhibit 10.17.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.17.2	Second Amendment, dated February 19, 2003, to Note Purchase Agreement, dated February 24, 1997. (Incorporated by reference to exhibit 10.17.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

10.18	Term Loan Agreement, dated June 26, 2001 between Firstar Bank, National Association and the registrant. (Incorporated by reference to exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.20	$200,000 Credit Agreement, dated September 14, 2004, among SEI Investments Company, the lenders thereto, JP Morgan Chase Bank, Wachovia Bank, National Association, Bank of America, N.A., Manufacturers and Traders Trust Company and PNC Bank, National Association. (Incorporated by reference to exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2004.)

14	Code of Ethics for Senior Financial Officers. (Incorporated by reference to exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

21*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2*	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.

99	Miscellaneous exhibit. (Incorporated by reference to exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.