Form 10-Q
period 2005-03-31
SEI INVESTMENTS CO
filed 2005-05-06
CIK 350894

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2005: 101,069,842 shares of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	March 31, 2005	December 31, 2004
Assets

Current Assets:

Cash and cash equivalents	$158,473	$216,966
Restricted cash	12,083	14,386
Receivables from regulated investment companies	29,384	29,688
Receivables, net of allowance for doubtful accounts of $1,445 and $1,800 (Note 2)	89,933	79,107
Deferred income taxes	5,140	5,892
Prepaid expenses and other current assets	9,071	9,640

Total Current Assets	304,084	355,679

Property and Equipment, net of accumulated depreciation and amortization of $104,035 and $100,524 (Note 2)	115,043	113,640

Capitalized Software, net of accumulated amortization of $19,911 and $19,325	67,672	55,830

Investments Available for Sale	42,056	39,817

Other Assets, net (Note 2)	54,404	50,509

Total Assets	$583,259	$615,475

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	March 31, 2005	December 31, 2004
Liabilities and Shareholders’ Equity

Current Liabilities:

Current portion of long-term debt	$9,556	$9,556
Accounts payable	5,934	7,415
Payable to regulated investment companies	2,061	4,302
Accrued liabilities (Note 2)	114,451	139,957
Deferred gain	1,472	—
Deferred revenue	846	2,339

Total Current Liabilities	134,320	163,569

Long-term Debt	9,000	14,389

Deferred Income Taxes	36,312	32,103

Deferred Gain	—	1,472

Commitments and Contingencies (Note 8)

Shareholders’ Equity:

Common stock, $.01 par value, 750,000 shares authorized; 101,058 and 102,175 shares issued and outstanding	1,011	1,022
Capital in excess of par value	262,241	262,174
Retained earnings	134,697	134,595
Accumulated other comprehensive income, net	5,678	6,151

Total Shareholders’ Equity	403,627	403,942

Total Liabilities and Shareholders’ Equity	$583,259	$615,475

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
		2005		2004
Revenues		$185,681		$167,161

Expenses:
Operating and development		94,427		78,732
Sales and marketing		31,896		31,070
General and administrative		7,729		7,786

Income from operations		51,629		49,573

Equity in the earnings of unconsolidated affiliate		15,226		9,003
Net gain from investments		427		2,935
Interest income		1,976		933
Interest expense		(425)		(626)

Income before income taxes		68,833		61,818
Income taxes		25,124		22,409

Net income		43,709		39,409

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		(47)		949
Unrealized holding loss on investments:
Unrealized holding (losses) gains during the period net of income tax benefit (expense) of $84 and $(679)	(157)		1,216
Less: reclassification adjustment for gains realized in net income, net of income tax expense of $158 and $1,178	(269)	(426)	(2,007)	(791)

Other comprehensive (loss) income		(473)		158

Comprehensive income		$43,236		$39,567

Basic earnings per common share		$.43		$.38

Diluted earnings per common share		$.42		$.37

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$43,709	$39,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,280	4,202
Undistributed equity in the earnings of unconsolidated affiliate	(4,304)	(3,690)
Tax benefit on stock options exercised	1,522	1,882
Provision for losses on receivables	(355)	—
Deferred income tax expense	5,203	2,192
Net realized (gains) losses on investments available for sale	(427)	2,757
Write-off of capitalized software	3,429	—
Other	(102)	(4,860)
Change in current assets and liabilities:
Decrease (increase) in
Restricted cash	2,303	21,980
Receivables from regulated investment companies	304	(1,047)
Receivables	(10,471)	(3,695)
Prepaid expenses and other current assets	569	(1,313)
Increase (decrease) in
Accounts payable	(1,481)	639
Payable to regulated investment companies	(2,241)	(21,946)
Accrued expenses	(15,288)	5,448
Deferred revenue	(1,493)	769

Net cash provided by operating activities	25,157	42,727

Cash flows from investing activities:
Additions to property and equipment	(5,005)	(2,652)
Additions to capitalized software	(15,857)	(6,595)
Purchase of investments available for sale	(2,936)	(9,849)
Sale of investments available for sale	837	15,533
Other	(9)	2

Net cash used in investing activities	(22,970)	(3,561)

Cash flows from financing activities:
Payment on long-term debt	(5,389)	(6,579)
Purchase and retirement of common stock	(46,896)	(31,768)
Proceeds from issuance of common stock	1,823	2,856
Payment of dividends	(10,218)	(9,439)

Net cash used in financing activities	(60,680)	(44,930)

Net decrease in cash and cash equivalents	(58,493)	(5,764)

Cash and cash equivalents, beginning of period	216,966	199,953

Cash and cash equivalents, end of period	$158,473	$194,189

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

The Company is organized around its primary target markets. The Company’s business segments are: Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. Financial information pertaining to the Company’s business segments is included in Note 9.

Summary Financial Information and Results of Operations

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005, the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

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

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents includes $91,159 and $148,974 at March 31, 2005 and December 31, 2004, respectively, primarily invested in Company-sponsored open-ended money market mutual funds.

Restricted Cash

Restricted cash includes cash of $2,061 and $4,302 at March 31, 2005 and December 31, 2004, respectively, received for the benefit of customers of SIDCO in order to settle investment transactions for regulated investment companies (RICs). SIMC, in its capacity as the transfer agent, facilitates the purchase and redemption of mutual fund transactions for SIDCO customers. Corresponding liabilities are established for payment to the RICs, which is reflected in Payable to regulated investment companies on the accompanying Consolidated Balance Sheets. The total balance of cash received from such parties is typically paid the following business day.

Additionally, Restricted cash at March 31, 2005 and December 31, 2004 includes $10,022 and $10,084, respectively, segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.

Allowances for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities, and trade receivables. Cash equivalents are principally invested in short-term money market funds or placed with major banks and high-credit qualified financial institutions. Cash deposits maintained with institutions are in excess of federally insured limits. Concentrations of credit risk with respect to our receivables are limited due to the large number of clients and their dispersion across geographic areas. No single group or customer represents greater than ten percent of total accounts receivable.

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

Marketable Securities

The Company accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company only has marketable securities classified as available for sale. SFAS 115 requires that debt and equity securities classified as available for sale be reported at fair value as determined by the most recently traded price for each security at the balance sheet date. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of comprehensive income. The specific identification method is used to compute the realized gains and losses on marketable securities (See Note 3).

The Company evaluates the realizable value of its marketable securities on a quarterly basis. Factors considered in determining other-than-temporary declines in value include how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, and the ability of the investment to recover its original cost. If it is determined that an other-than-temporary decline exists in a marketable security, the investment is written down to its market value and an investment loss is recorded in the Statement of Operations.

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

Currently, hedge accounting does not apply to any of the Company’s derivatives. The Company holds equity derivatives with a notional amount of $10,917 with an expected maturity date in 2006. The Company recognized net gains of $228 in the three months ended March 31, 2005 and net losses of $320 in the three months ended March 31, 2004 from changes in the fair value of derivative instruments. These gains and losses are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.

Capitalized Software

The Company accounts for software development costs in accordance with the guidance established in Emerging Issues Task Force (EITF) Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and applies Statement of Position 98-1 (SOP 98-1) “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” for development costs associated with software products to be provided in a hosting environment. As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which includes direct external and internal costs for designing, coding, installing, and testing the software configuration and interfaces. Costs incurred during the preliminary project along with post-implementation stages are expensed as incurred. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. The Company capitalized $15,857 and $6,595 of software development costs in accordance with SOP 98-1 during the three months ended March 31, 2005 and 2004, respectively.

Amortization of capitalized software development costs begins when the product is placed into service. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 4.7 years. Amortization expense was $586 and $538 during the three months ended March 31, 2005 and 2004, respectively, and is included in Operating and development expenses on the accompanying Consolidated Statements of Operations.

The Company determined in the first quarter of 2005 that software purchased from a third party vendor that was capitalized as part of the development of a new platform did not satisfy all of the expected functionality requirements. The Company has discontinued its relationship with this vendor. As a result, $3,429 of previously capitalized software development costs were written-off. Additionally, the Company removed $1,922 of unpaid liabilities to this vendor directly associated with the amount that was capitalized. As a result, the Company recorded a net charge of $1,507 to Operating and development expenses on the accompanying Consolidated Statements of Operations during the three months ended March 31, 2005.

Income Taxes

The Company applies the asset and liability approach to account for income taxes pursuant to Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

Foreign Currency Translation

The assets and liabilities and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Assets and liabilities have been translated into U.S. dollars using the rates of exchange at the balance sheet date. The results of operations have been translated into U.S. dollars at average exchange rates prevailing during the period. The resulting translation gain and loss adjustments are recorded as a separate component of comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations in the periods in which they occur.

Fair Value of Financial Instruments

The book value of current assets and current liabilities is considered to be representative of their fair value because of their short maturities. The recorded value of these items approximates their fair value.

Earnings per Share

The Company calculates earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the combination of the weighted average number of common shares outstanding and the dilutive potential common shares, such as stock options, outstanding during the period. The calculations of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 are:

	For the Three Month Period Ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$43,709	101,766	$.43

Dilutive effect of stock options	—	2,929

Diluted earnings per common share	$43,709	104,695	$.42

	For the Three Month Period Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$39,409	104,878	$.38

Dilutive effect of stock options	—	2,571

Diluted earnings per common share	$39,409	107,449	$.37

Employee stock options to purchase 4,663,000 and 2,619,000 shares of common stock, with an average exercise price of $44.54 and $45.55, were outstanding during the three month periods ended March 31, 2005 and 2004, respectively, but not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive.

Stock-Based Compensation

The Company accounts for its employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company grants stock options to its employees based on the fair market value of the Company’s stock at the date of grant. Since the stock options have no intrinsic value upon grant, the Company does not record any compensation cost.

Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” requires the presentation of the pro-forma effects of stock-based compensation on net income and earnings per common share. The Company uses the Black-Scholes option-pricing model to value its employee stock options.

For the following pro-forma disclosures as required by SFAS 123, the estimated fair value of stock options is assumed to be amortized to expense over the stock options’ vesting period. The following table presents the pro-forma effects on net income and earnings per common share if the Company had recognized compensation expense relating to its employee stock options.

	For the Three Month Period Ended March 31,
	2005	2004
Net Income:
As reported	$43,709	$39,409
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(4,675)	(3,358)

Pro forma	$39,034	$36,051

Basic earnings per common share
As reported	$.43	$.38
Pro forma	$.38	$.34

Diluted earnings per common share
As reported	$.42	$.37
Pro forma	$.37	$.34

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that are excluded from net income. For the Company, comprehensive income included unrealized gains and losses on marketable securities and foreign currency translation. Components of Accumulated other comprehensive income consist of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Gains (Losses)
Beginning balance (Dec. 31, 2004)	$5,359	$792	$6,151
Current period change	(47)	(426)	(473)

Ending balance (March 31, 2005)	$5,312	$366	$5,678

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash paid/received during the three months ended March 31 are as follows:

	2005	2004
Interest paid	$758	$1,103
Interest and dividends received	2,035	890
Income taxes paid	1,890	429

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment.” SFAS 123(R) revises SFAS 123 and supersedes APB 25. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, but does not change the accounting guidance for share-based payment transactions with parties other than employees. The accounting provisions of SFAS 123(R) are effective for the annual period beginning January 1, 2006. The primary impact that SFAS 123(R) will have on the Company’s financial statements is the requirement to expense the fair value of its employee stock options rather than disclosing that information in a set of pro-forma financial statements. The Company is in the process of evaluating the full impact that the adoption of SFAS 123(R) will have on its financial statements. Currently, the Company does not anticipate any significant changes to its equity compensation plans.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2. Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2005	December 31, 2004
Trade receivables	$30,699	$21,015
Fees earned, not billed	58,076	57,923
Other receivables	2,603	1,969

	91,378	80,907
Less: Allowance for doubtful accounts	(1,445)	(1,800)

	$89,933	$79,107

Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules.

Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services provided by two of the Company’s wholly-owned subsidiaries, SIDCO and SIMC, to various regulated investment companies sponsored by the Company.

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2005	December 31, 2004
Equipment	$63,634	$60,279
Buildings	98,189	97,767
Land	9,380	9,380
Purchased software	28,640	27,653
Furniture and fixtures	15,355	15,334
Leasehold improvements	2,865	2,803
Construction in progress	1,015	948

	219,078	214,164
Less: Accumulated depreciation and amortization	(104,035)	(100,524)

Property and Equipment, net	$115,043	$113,640

Other Assets

Other Assets on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2005	December 31, 2004
Investment in unconsolidated affiliate	$41,419	$37,672
Other, net	12,985	12,837

Other assets	$54,404	$50,509

Investment in unconsolidated affiliate relates to the Company’s 43 percent ownership in the general partnership LSV Asset Management (See Note 4).

Other, net consists of long-term prepaid expenses, deposits, investments carried at cost, and various other assets.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2005	December 31, 2004
Accrued compensation	$17,202	$44,360
Accrued income taxes	20,911	4,239
Accrued sub-advisor and investment officer fees	14,351	12,751
Accrued consulting	8,803	9,135
Other accrued liabilities	53,184	69,472

Total accrued liabilities	$114,451	$139,957

Accrued sub-advisor and investment officer fees relates to services provided by fund advisors to Company-sponsored mutual funds and other investment programs.

Note 3. Investments Available for Sale

Investments available for sale consist of:

	As of March 31, 2005
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$28,309	$—	$(807)	$27,502
Non-company-sponsored mutual funds	4,039	—	(17)	4,022
Equity securities	9,137	1,395	—	10,532

	$41,485	$1,395	$(824)	$42,056

	As of December 31, 2004
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$26,382	$5	$(514)	$25,873
Non-company-sponsored mutual funds	3,501	—		3,501
Equity securities	8,695	1,748	—	10,443

	$38,578	$1,753	$(514)	$39,817

The net unrealized holding gains at March 31, 2005 were $366 (net of income tax expense of $205) and at December 31, 2004 were $792 (net of income tax expense of $447) and are reported as a separate component of Accumulated other comprehensive gains on the accompanying Consolidated Balance Sheets.

The Company recognized gross realized gains from available-for-sale securities of $199 and $3,077 during the three months ended March 31, 2005 and 2004, respectively.

At March 31, 2005, the Company had a single investment in a Company-sponsored mutual fund that has been in an unrealized loss position longer than one year. This mutual fund primarily invests in federal agency mortgage-backed securities. The cost basis of this investment was $28,201 with a fair value of $27,394 and a gross unrealized loss of $807. The Company does not consider this unrealized loss as an other-than-temporary impairment because it is not a precipitous decline in market value.

Note 4. Investment in Unconsolidated Affiliate

The Company has an investment in the general partnership LSV Asset Management (LSV). LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-adviser for a number of Company-sponsored mutual funds. The Company accounts for its interest in LSV using the equity method of accounting due to its less than 50 percent ownership. The Company’s total partnership interest in LSV was approximately 43 percent for the three months ended March 31, 2005.

On July 1, 2004, the Company sold a small percentage of its interest in LSV to certain other partners of LSV. Total proceeds received from the sale were $6,183 and the basis of the Company’s investment relating to the sold interest was $1,614, resulting in a total gain of $4,569. Certain partners paid the Company directly whereas certain other partners elected to finance their purchase through LSV. The Company realized $3,097 of the gain in 2004 and deferred the remaining portion of the gain of $1,472, which is reflected as Deferred gain on the accompanying Consolidated

Balance Sheets. The deferred portion of the gain will be recognized when the amount owed to LSV from the partners that financed their purchase is repaid in full. The final payments are due on January 1, 2006.

At March 31, 2005, the basis of the Company’s investment in LSV exceeded its underlying equity in the net assets of LSV by $6,665, of which $3,603 is considered finite-lived intangible assets and the remaining $3,062 is considered goodwill embedded in the investment. The finite-lived intangible assets primarily relate to customer contracts that meet the contractual-legal criterion for recognition apart from goodwill. The Company amortizes the finite-lived intangible assets on a straight-line basis over eight and a half years. The Company recorded $109 in amortization expense during the three months ended March 31, 2005. Total accumulated amortization at March 31, 2005 was $218. No amortization expense was recorded in the first quarter of 2004. The Company does not record amortization expense associated with the embedded goodwill. The Company determines on an annual basis if its investment in LSV is impaired which includes the embedded goodwill. The Company’s investment in LSV is considered General and Administrative and is not included in a business segment.

The following table contains the condensed statements of operations of LSV for the three months ended March 31:

	2005	2004
Revenues	$40,286	$22,715

Net income	$35,732	$19,430

The following table contains the condensed balance sheets of LSV:

	March 31, 2005	December 31, 2004
Cash and cash equivalents	$34,418	$29,962
Accounts receivable	45,863	43,413
Other current assets	183	201
Non-current assets	643	693

Total assets	$81,107	$74,269

Current liabilities	$3,523	$5,556
Partners’ capital	77,584	68,713

Total liabilities and partners’ capital	$81,107	$74,269

Note 5. Line of Credit

On September 14, 2004, the Company entered into a three-year $200,000 Credit Agreement (the Credit Facility) replacing the Company’s $200,000 364–Day Credit Agreement which expired on September 13, 2004. The Credit Facility became available immediately and expires on September 14, 2007 at which time any aggregate principal amount of loans outstanding becomes payable in full. The Credit Facility, when utilized, will accrue interest at 0.75 percent above the London Interbank Offer Rate (LIBOR). There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the Credit Facility. The Credit Facility contains various covenants, including, but not limited to, limitations of indebtedness, maintenance of fixed charge and leverage ratios, and restrictions on certain investments. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. None of these covenants negatively affect the Company’s liquidity or capital resources. The Company was in compliance with all covenants associated with the Credit Facility during the three month period ended March 31, 2005. During the three month period ended March 31, 2005, the Company had no borrowings under the Credit Facility.

Note 6. Long-term Debt

On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20 percent Senior Notes, Series A, and $15,000 of 7.27 percent Senior Notes, Series B (collectively, the Notes), in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company’s line of credit at that date. The Note Purchase Agreement, which was subsequently amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the Note Purchase Agreement limits the Company’s ability to merge or consolidate, and to sell certain assets. The Company was in compliance with all covenants associated with its long-term debt during the three month period ended March 31, 2005. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $4,000 in February 2005. The remaining unpaid principal balance of the Notes at March 31, 2005 was $13,000, of which $4,000 is classified as current.

On June 26, 2001, the Company entered into a $25,000 Term Loan Agreement (the Agreement) with a separate lending institution which expires on March 31, 2006 and is payable in 17 equal quarterly installments. On August 2, 2001, the Company borrowed the full $25,000. The Agreement provides the Company the option to have interest accrued at either the lower of the Prime rate or one and thirty-five hundredths of one percent above LIBOR. The Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. None of these covenants negatively affect the Company’s liquidity or capital resources. The Company was in compliance with all covenants associated with its long-term debt during the three month period ended March 31, 2005. The Company made its scheduled payment of $1,389 in March 2005. The remaining unpaid principal balance of the Agreement at March 31, 2005 was $5,556, which is classified as current. The interest rate being applied at March 31, 2005 was 3.91%.

Note 7. Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $903,365, which includes an additional authorization of $50,000 on February 15, 2005. Through March 31, 2005, a total of 115,421,000 shares at an aggregate cost of $884,154 have been purchased and retired. The Company purchased 1,277,000 shares at a total cost of $46,896 during the three months ended March 31, 2005.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 8. Contingencies

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

In April, 2005, the Company and a subsidiary were named as defendants in a complaint (the “Vermeg Complaint”) filed by Vermeg Services S.A.R.L., a Tunisian company, in the United States District Court for the Eastern District of Pennsylvania. The subsidiary of the Company terminated a software license and services contract with Vermeg in March, 2005 citing failure of the Vermeg software to meet acceptance and performance criteria under the contract. The Vermeg Complaint seeks monetary damages which it alleges arose out of the purported breach of such contract by the Company and its subsidiary as well as various other relief arising from the alleged misappropriation of Vermeg software and related information that Vermeg alleges is proprietary to Vermeg. While the outcome of this litigation is uncertain, the Company and its subsidiary believe that they have valid defenses to plaintiff’s claims and intend to defend the lawsuit vigorously. The Company has not made any provision relating to this legal proceeding.

Note 9. Business Segment Information

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2005 and 2004. Management evaluates Company assets on a consolidated basis during interim periods.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended March 31, 2005 and 2004.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Three Month Period Ended March 31, 2005
Revenues	$72,381	$48,723	$20,235	$20,144	$24,198		$185,681

Operating income (loss)	$26,717	$25,902	$9,387	$3,488	$(6,136)	$(7,729)	$51,629

Other income, net							$17,204

Income before income taxes							$68,833

Depreciation and amortization	$2,255	$581	$158	$413	$496	$377	$4,280

Capital expenditures	$10,038	$4,442	$2,019	$1,416	$1,672	$1,275	$20,862

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Three Month Period Ended March 31, 2004
Revenues	$74,593	$43,183	$16,235	$16,904	$16,246		$167,161

Operating income (loss)	$27,503	$23,821	$7,844	$2,916	$(4,725)	$(7,786)	$49,573

Other income, net							$12,245

Income before income taxes							$61,818

Depreciation and amortization	$2,384	$665	$203	$318	$386	$246	$4,202

Capital expenditures	$4,905	$1,584	$720	$506	$1,078	$454	$9,247

Note 10. Income Taxes

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. may be repatriated. The Company expects to be in a position to finalize its assessment by the third quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at March 31, 2005 and 2004, the consolidated results of operations for the three months ended March 31, 2005 and 2004 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Our outsourcing business solutions consist mainly of investment processing, fund processing, and investment management. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as, transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of March 31, 2005, through our subsidiaries and partnerships in which we have a significant interest, we administer $291.1 billion in mutual fund and pooled assets, manage $123.9 billion in assets, and operate 22 offices in 12 countries.

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

Money Managers – provides investment processing and fund processing to investment managers and mutual fund companies in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds; and

Investments in New Businesses – provides investment management programs and fund processing to investment advisors, corporations, and money managers located outside the United States and private banking outsource solutions to institutions in the United Kingdom and Continental Europe. This segment also includes our investment programs offered to affluent families who reside in the United States.

Financial Results

Revenues, Expenses and Income from Operations by business segment for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 were as follows:

	For the Three Months Ended March 31,
			Percent Change
	2005	2004
Revenues:

Private Banking and Trust	$72,381	$74,593	(3)%
Investment Advisors	48,723	43,183	13%
Enterprises	20,235	16,235	25%
Money Managers	20,144	16,904	19%
Investments in New Businesses	24,198	16,246	49%

Total revenues	185,681	167,161	11%

Operating and development expenses:

Private Banking and Trust	36,449	37,810	(4)%
Investment Advisors	16,534	12,496	32%
Enterprises	5,921	4,070	45%
Money Managers	13,325	10,474	27%
Investments in New Businesses	22,198	13,882	60%

Total operating and development expenses	94,427	78,732	20%

Sales and marketing expenses:

Private Banking and Trust	9,215	9,280	(1)%
Investment Advisors	6,287	6,866	(8)%
Enterprises	4,927	4,321	14%
Money Managers	3,331	3,514	(5)%
Investments in New Businesses	8,136	7,089	15%

Total sales and marketing expenses	31,896	31,070	3%

Income from business segments:

Private Banking and Trust	26,717	27,503	(3)%
Investment Advisors	25,902	23,821	9%
Enterprises	9,387	7,844	20%
Money Managers	3,488	2,916	20%
Investments in New Businesses	(6,136)	(4,725)	(30)%

Total income from business segments	59,358	57,359	3%

General and administrative expenses	7,729	7,786	(1)%

Income from operations	51,629	49,573	4%

Other income, net	17,204	12,245	40%

Income before income taxes	68,833	61,818	11%

Income taxes	25,124	22,409	12%

Net income	$43,709	$39,409	11%

Diluted earnings per share	$.42	$.37	14%

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances (In millions)	As of March 31,		Percent Change
	2005	2004
Assets invested in equity and fixed-income programs	$65,514	$52,907	24%
Assets of unconsolidated affiliate invested in equity and fixed-income programs	33,781	18,444	83%
Assets invested in collective trust fund programs	12,715	11,321	12%
Assets invested in liquidity funds	11,902	13,380	(12)%

Assets under management	123,912	96,052	29%
Client proprietary assets under administration	167,203	176,421	(5)%

Assets under management and administration	$291,115	$272,473	7%

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

Consolidated Summary

Consolidated revenues for the three months ended March 31, 2005 increased $18.5 million, or 11 percent, to $185.7 million as compared to the prior year period. Income from operations increased $2.1 million, or four percent, to $51.6 million; however, operating margin decreased to 32 percent from 34 percent. Net income increased $4.3 million, or 11 percent, to $43.7 million and diluted earnings per share increased to $.42 per share as compared to $.37 per share a year ago, an increase of 14 percent. In our opinion, the following items had a significant impact on our financial results for the current period:

•	Revenue growth was primarily driven by increased asset-based fees due to higher levels of assets under management and administration due to rising capital markets during 2004 and sales of new business. Rising capital markets increased the value of assets we manage and administer for our existing clients, causing our base revenues to increase. New asset sales from our Enterprises, Money Mangers and Investments in New Businesses segments contributed to our revenue growth. We believe these new sales were due to a growing acceptance of our new and existing solutions in our target markets.

•	Non-recurring investment processing project fees in our Private Banking and Trust segment increased $2.7 million during 2005 from conversions of new bank clients. Once the conversions of these bank clients are completed, our recurring investment processing fees are expected to increase.

•	Fund processing fees in the Private Banking and Trust segment decreased $5.1 million primarily due to the loss of a large fund processing bank client in mid-2004. The loss of this client also caused a corresponding significant reduction in direct fund processing expenses, minimizing the effect on our margins.

•	In the Investment Advisors and Enterprises segment, revenues in 2005 were affected by the recognition on a gross basis of $3.2 million of third party advisory fees related to our separate account program and pass-through fees associated with our 401(k) recordkeeping offering beginning in mid-2004. In the prior year comparable period, these revenues were reported net of the costs. This had the effect of increasing revenues and expenses by the same amount.

•	We continued to make significant expenditures for the development of our Global Wealth Platform. We are currently in the development phase of this platform and expect to incur significant development costs throughout 2005. The majority of these costs are eligible for capitalization; however, a large portion is not eligible and is expensed as incurred. We capitalized $15.9 million in 2005 as compared to $6.6 million in 2004 of software development costs for this platform.

•	In 2005, it was determined that software purchased from a third party vendor intended for use in our Global Wealth Platform did not satisfy all of the expected functionality requirements. Prior capitalized development costs and associated unpaid liabilities were written-off, resulting in a net charge against earnings of $1.5 million. This charge impacted all of our business segments.

•	Net income during the period was primarily boosted by our investment in LSV. LSV recorded significant growth in revenues and earnings, mainly due to new sales. We currently have a 43 percent interest in LSV. Our earnings from LSV grew $6.2 million, or 69 percent, as compared to the prior year period.

•	We continued our stock repurchase repurchase program during 2005 and purchased approximately 1.3 million shares at an average price of about $37 per share. This caused our diluted earnings per common share to grow at a faster rate than our earnings.

Business Segments

Private Banking and Trust

	For the Three Months Ended March 31,
			Percent Change
	2005	2004
Revenues:
Investment processing fees	$59,206	$55,853	6%
Fund processing fees	4,591	9,701	(53)%
Investment management fees	8,584	9,039	(5)%

Total revenues	$72,381	$74,593	(3)%

Revenues declined $2.2 million, or three percent, and were primarily affected by:

•	The loss of a large fund processing bank client in mid-2004; partially offset by

•	An increase in non-recurring investment processing project fees associated with the conversions of several large bank clients;

Operating margins were 37 percent in 2005 and 2004. Operating income decreased by $800 thousand, or three percent, and was primarily affected by:

•	Increased non-capitalized development costs and the write-off of previously capitalized development costs for our Global Wealth Platform; offset by

•	A corresponding decrease in direct expenses associated with the loss of the fund processing bank client noted above; and

•	One-time costs in 2004 associated with the relocation of our data center processing facility.

Investment Advisors

Revenues increased $5.5 million, or 13 percent, and were primarily affected by:

•	Increased investment management fees from existing clients due to the appreciation of assets under management because of the general improvement of capital markets during 2004; and

•	The recognition on a gross basis of $2.6 million of pass-through revenue associated with our 401(k) recordkeeping offering and third party advisory fees related to our separate account program (this had the effect of increasing revenues and expenses by the same amount and negatively impacting operating margin).

Operating margins decreased to 53 percent, as compared to 55 percent in the prior year comparable period. Operating income increased $2.1 million, or nine percent, and was primarily affected by:

•	An increase in revenues, partially offset by

•	Increased non-capitalized investment spending and the write-off of previously capitalized development costs for our Global Wealth Platform; partially offset by

•	One-time cost in 2004 for $1.2 million in connection with the migration of client data to a new platform for processing third party mutual funds.

Enterprises

Revenues increased $4.0 million, or 25 percent, and were primarily affected by:

•	Asset funding from new sales of our retirement solutions, mainly to large corporations;

•	Market appreciation of assets under management from existing clients because of the general improvement of the capital markets during 2004; and

•	The recognition on a gross basis of $600 thousand of pass-through revenue associated with our 401(k) recordkeeping offering in mid-2004 (this had the effect of increasing revenues and expenses by the same amount and negatively impacting operating margin).

Operating margins decreased to 46 percent, as compared to 48 percent in the prior year comparable period. Operating income increased $1.5 million, or 20 percent, and was primarily affected by:

•	An increase in revenues; less

•	Increased personnel costs and other operating costs associated with new business.

Money Managers

Revenues increased $3.2 million, or 19 percent, and were primarily affected by:

•	Sales of new business in the alternative investments marketplace; and

•	Improved cash flows into product offerings from existing clients; partially offset by

•	Client losses in the traditional and alternative investments marketplaces.

Operating margins were 17 percent in 2005 and 2004. Operating income increased $600 thousand, or 20 percent, and was primarily affected by:

•	An increase in revenues; less

•	Increased spending on personnel and other operating costs to support new business.

Investments in New Businesses

Revenues increased $7.9 million, or 49 percent, and were primarily affected by:

•	New and existing investment management relationships with institutions and investment advisors in Continental Europe, the United Kingdom, Canada and Hong Kong; and

•	Market appreciation of assets under management from existing clients because of the general improvement of the capital markets.

Losses from operations increased $1.4 million, or 30 percent, in 2005 compared with 2004 and were primarily affected by:

•	Increased direct expenses associated with higher levels of assets from new and existing clients;

•	Increased non-capitalized investment spending and the write-off of previously capitalized development costs for our Global Wealth Platform; and

•	Increased spending on personnel and other operating costs to support new business; partially offset by

•	An increase in revenues.

Other

General and administrative expenses

General and administrative expenses primarily consist of corporate overhead costs and other costs not directly attributable to a reportable business segment.

Other Income

Other income on the accompanying Consolidated Statements of Operations consists of the following:

	For the Three Months Ended March 31,
			Percent Change
	2005	2004
Equity in the earnings of unconsolidated affiliate	$15,226	$9,003	69%
Net gain from investments	427	2,935	(85)%
Interest income	1,976	933	112%
Interest expense	(425)	(626)	(32)%

Total other income, net	$17,204	$12,245	40%

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations includes our less than 50 percent ownership in the general partnership of LSV (See Note 4 to the Consolidated Financial Statements). The increase in LSV’s net earnings is due to an increase in assets under management.

Net gain from investments consists of the following:

	For the Three Months Ended March 31,
	2005	2004
Net realized gain from sales of marketable securities	$199	$3,077
Increase (decrease) in fair value of derivative financial instruments	228	(320)
Other realized gains	—	178

Net gain on investments	$427	$2,935

Derivative financial instruments are used to minimize the price risk associated with changes in the fair value of our seed investments in new investment management programs. These derivative financial investments did not qualify for hedge accounting under current accounting rules. As a result, changes in the fair value of these derivative financial instruments were recorded in current period earnings whereas the change in the fair value of the hedged asset will be realized upon sale in future period earnings. Management’s decision to enter into derivative financial instruments that do not qualify for hedge accounting may cause volatility in quarterly earnings (See Note 1 to the Consolidated Financial Statements).

Interest income is earned based upon the amount of cash that is invested daily. Fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period and/or changes in interest rates. The increase in interest income was primarily due to an increase in interest rates in 2005 as compared to 2004.

Interest expense is directly attributable to our long-term debt and other borrowings. Interest expense for the three months ended March 31, 2005 decreased over the comparable period mainly due to the lower principal balances of debt outstanding.

Income Taxes

Our effective tax rates were 36.50 and 36.25 percent for the three months ended March 31, 2005 and 2004, respectively. The rate increase in 2005, compared to 2004, was due to a slight decrease in the amount of the tax credit claimed for research and development expenditures. Certain expenditures associated with research and development which qualified for a tax credit had previously reduced our tax liability and effective tax rate in 2004.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2005	2004
Net cash provided by operating activities	$25,157	$42,727
Net cash used in investing activities	(22,970)	(3,561)
Net cash used in financing activities	(60,680)	(44,930)

Net decrease in cash and cash equivalents	(58,493)	(5,764)
Cash and cash equivalents, beginning of period	216,966	199,953

Cash and cash equivalents, end of period	$158,473	$194,189

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. We currently have a Credit Facility that provides for borrowings of up to $200.0 million. The availability of the Credit Facility is subject to the compliance with certain covenants set forth in the agreement. At March 31, 2005, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $158.5 million and the full amount available through the Credit Facility of $200.0 million.

Net cash provided by operating activities decreased $17.6 million during the first three months in 2005 as compared to 2004 due to the net change in working capital accounts, mainly receivables and accrued expenses. Net cash from operating activities was also affected by an increase in non-cash items including additional deferred taxes from the higher amount of software development costs eligible for capitalization and currently deductible for tax purposes and the write-off of previously capitalized software development costs.

Net cash used in investing activities primarily includes the purchases and sales of available-for-sale securities, the capitalization of costs incurred in developing computer software, and capital expenditures. Net cash used in investing activities increased about $19.4 million during the first three months in 2005 as compared to the prior year period. Purchases and sales of our mutual funds and other securities are mainly for the testing and subsequent start-up of new investment programs to be offered to our clients. We will redeem our investments as clients subscribe to these new investment programs. In 2005, we had $2.1 million in net purchases of available-for-sale securities verses $5.7 million in net redemptions of available-for-sale securities in 2004.

During the past several years, we have been investing in the development of our new Global Wealth Platform. Many of these expenditures in prior years were not eligible for capitalization until 2004. As we progress through the project, a larger portion of our expenditures are for development, rather than research and design, and are eligible for capitalization under accounting rules. Capitalized software development costs were $15.9 million in 2005 as compared to $6.6 million in 2004.

Net cash used in financing activities primarily includes principal payments of our debt, the repurchase of our common stock, and dividend payments. Principal payments on our long-term debt were $5.4 million in 2005 and $6.6 million in 2004. Our long-term debt is subject to various covenants contained in each lending agreement. Currently, these covenants do not negatively affect our liquidity. In late-2004, our $200.0 million 364-day credit facility expired and was replaced with a new three-year $200.0 million credit facility. The three-year credit facility was generated through a syndicate of lenders and may be used for general corporate purposes, including the repurchase of our common stock.

Our Board of Directors has authorized the repurchase of our common stock of up to $903.4 million. Through April 29, 2005, we repurchased approximately 115.4 million shares of our common stock at a cost of $884.2 million and had $19.2 million of authorization remaining for the purchase of our common stock under this program. Currently, there is no expiration date for our common stock repurchase program.

Cash dividends paid were $10.2 million or $.10 per share in 2005 and $9.4 million or $.09 per share in 2004. Our Board of Directors intends to declare future dividends on a semi-annual basis.

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

Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K. These risks include the following:

•	changes in capital markets that may affect our revenues and earnings;

•	changes in currency exchange rates;

•	changes in interest rates;

•	the performance of the funds we manage;

•	consolidation within our target markets, including consolidations between banks and other financial institutions;

•	systems and technology risks;

•	development risks associated with the introduction of new products and services to our clients and target markets;

•	operational risks associated with the processing of investment transactions;

•	third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;

•	retention of senior management personnel; and

•	the effect of extensive governmental regulation.

The Company and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with the Securities and Exchange Commission (SEC) as an investment adviser, a broker-dealer, a transfer agent, an investment company or with the United States Office of Thrift Supervision or state banking authorities as a trust company. Our broker-dealer is also a member of the National Association of Securities Dealers and is subject to its rules and oversight. In addition, various subsidiaries of the Company are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom and the Republic of Ireland. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment companies and their service providers could have a significant impact on us. We have responded and are currently responding to various regulatory examinations, inquiries and requests. One of these regulatory requests and inquiries relate to the payment by certain of our subsidiaries of expenses related to the marketing and distribution of shares of certain mutual fund clients of our fund administration and distribution business. As a result of these examinations, inquiries and requests, we are generally implementing changes and reviewing our compliance procedures and business operations. These activities resulted in an increased level of general and administrative costs that continued during the three month period ended March 31, 2005.

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

Foreign Currency Risk – We transact business in the local currencies of various foreign countries, principally Canada, Ireland, the United Kingdom and South Korea. The total of all of our foreign operations accounts for approximately 11 percent of total consolidated revenues. Also, most of our foreign operations match local currency revenues with local currency costs. Due to these reasons, we do not currently hedge against foreign operations.

Price Risk - We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that our funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. To provide protection against potential fair value changes for these investments, we have entered into various derivative financial instruments. As of March 31, 2005, we held derivative financial instruments with a notional amount of $10.9 million with terms of less than one year. Changes in the fair value of the derivative financial instruments are recognized in current period earnings, whereas, the change in the fair value of the investment is recorded on the balance sheet in other comprehensive income. Therefore, changes in the fair value of the derivative financial instrument and changes in the fair value of the investment are not recognized through earnings in the same period. We did not enter into or hold any derivative financial instruments for trading purposes during 2005 or 2004.

Earnings include gains of $200 thousand in the three months ended March 31, 2005 and losses of $300 thousand in the comparable period in 2004 relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of our investments would be:

Investment	Hypothetical Change In Value
Mutual Funds	$3,152
Equities	1,091

$4,243

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On September 30, 2004, SIDCO was named as a defendant in a putative consolidated amended class action complaint (the “PBHG Complaint”) filed in the United States District Court for the District of Maryland titled “Stephen Carey v. Pilgrim Baxter & Associates, LTD, et. al.” The PBHG Complaint is purportedly made on behalf of all persons that purchased or held PBHG mutual funds during the period from November 1, 1998 to November 13, 2003 and relates generally to various market timing practices allegedly permitted by the PBHG Funds. The suit names as defendants some 36 persons and entities, including various persons and entities affiliated with Pilgrim Baxter & Associates, Ltd., various PBHG Funds, various alleged market timers, various alleged facilitating brokers, various clearing brokers, various banks that allegedly financed the market timing activities, various distributors/underwriters and others. The PBHG Complaint alleges that SIDCO was the named distributor/underwriter from November 1998 until July 2001 for various PBHG funds in which market timing allegedly occurred during that period. The PBHG Complaint generally alleges that the prospectus for certain PBHG funds made misstatements and omissions concerning market timing practices in PBHG funds. The PBHG Complaint alleges that SIDCO violated Sections 11 and 12(a)(2) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Sections 34(b) and 36(a) of the Investment Company Act of 1940, and that SIDCO breached its fiduciary duties, engaged in constructive fraud and aided and abetted the breach by others of their fiduciary duties. The PBHG Complaint does not name SIDCO or any of its affiliates as a market timer, facilitating or clearing broker or financier of market timers. The PBHG Complaint seeks unspecified compensatory and punitive damages, disgorgement and restitution. While the outcome of this litigation is uncertain, SIDCO believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

In April, 2005, the Company and a subsidiary were named as defendants in a complaint (the “Vermeg Complaint”) filed by Vermeg Services S.A.R.L., a Tunisian company, in the United States District Court for the Eastern District of Pennsylvania. The subsidiary of the Company terminated a software license and services contract with Vermeg in March, 2005 citing failure of the Vermeg software to meet acceptance and performance criteria under the contract. The Vermeg Complaint seeks monetary damages which it alleges arose out of the purported breach of such contract by the Company and its subsidiary as well as various other relief arising from the alleged misappropriation of Vermeg software and related information that Vermeg alleges is proprietary to Vermeg. While the outcome of this litigation is uncertain, the Company and its subsidiary believe that they have valid defenses to plaintiff’s claims and intend to defend the lawsuit vigorously.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(e)	Our Board of Directors has authorized the repurchase of up to $903.4 million of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended March 31, 2005 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – 31, 2005	—	—	—	$16,107,000
February 1 – 28, 2005	752,000	36.68	752,000	38,524,000
March 1 – 31, 2005	525,000	36.79	525,000	19,210,000

Total	1,277,000	36.72	1,277,000

Item 6. Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date May 6, 2005	By	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer