Form 10-Q
period 2005-06-30
SEI INVESTMENTS CO
filed 2005-08-05
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 29, 2005: 100,200,080 shares of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	June 30, 2005	December 31, 2004
Assets

Current Assets:

Cash and cash equivalents	$116,544	$216,966
Restricted cash	10,047	14,386
Receivables from regulated investment companies	28,914	29,688
Receivables, net of allowance for doubtful accounts of $1,555 and $1,800 (Note 2)	92,433	79,107
Deferred income taxes	5,362	5,892
Prepaid expenses and other current assets	9,262	9,640

Total Current Assets	262,562	355,679

Property and Equipment, net of accumulated depreciation and amortization of $107,438 and $100,524 (Note 2)	115,199	113,640

Capitalized Software, net of accumulated amortization of $20,496 and $19,325	83,949	55,830

Investments Available for Sale	55,152	39,817

Other Assets, net (Note 2)	57,874	50,509

Total Assets	$574,736	$615,475

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	June 30, 2005	December 31, 2004
Liabilities and Shareholders’ Equity

Current Liabilities:

Current portion of long-term debt	$8,167	$9,556
Accounts payable	5,685	7,415
Payable to regulated investment companies	47	4,302
Accrued liabilities (Note 2)	106,694	139,957
Deferred gain	1,472	—
Deferred revenue	575	2,339

Total Current Liabilities	122,640	163,569

Long-term Debt	9,000	14,389

Deferred Income Taxes	43,137	32,103

Deferred Gain	—	1,472

Commitments and Contingencies (Note 8)

Shareholders’ Equity:

Common stock, $.01 par value, 750,000 shares authorized; 100,152 and 102,175 shares issued and outstanding	1,002	1,022
Capital in excess of par value	263,885	262,174
Retained earnings	130,466	134,595
Accumulated other comprehensive income, net	4,606	6,151

Total Shareholders’ Equity	399,959	403,942

Total Liabilities and Shareholders’ Equity	$574,736	$615,475

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
		2005		2004
Revenues		$190,080		$169,162
Expenses:
Operating and development		97,080		74,596
Sales and marketing		33,211		34,557
General and administrative		9,390		7,811

Income from operations		50,399		52,198

Equity in the earnings of unconsolidated affiliate		17,636		10,680
Net (loss) gain from investments		(78)		1,356
Interest income		1,784		904
Interest expense		(377)		(505)

Income before income taxes		69,364		64,633
Income taxes		25,180		23,429

Net income		44,184		41,204

Other comprehensive loss, net of tax:
Foreign currency translation adjustments		(1,269)		(275)
Unrealized holding gain (loss) on investments:
Unrealized holding gains (losses) during the period net of income tax (expense) benefit of $(83) and $473	154		(834)
Less: reclassification adjustment for losses (gains) realized in net income, net of income tax (benefit) expense of $(35) and $353	43	197	(620)	(1,454)

Other comprehensive loss		(1,072)		(1,729)

Comprehensive income		$43,112		$39,475

Basic earnings per common share		$.44		$.40

Diluted earnings per common share		$.43		$.39

Dividends declared per common share		$.11		$.10

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,
		2005		2004
Revenues		$375,761		$336,323
Expenses:
Operating and development		191,507		153,328
Sales and marketing		65,107		65,627
General and administrative		17,119		15,597

Income from operations		102,028		101,771

Equity in the earnings of unconsolidated affiliate		32,862		19,683
Net gain from investments		349		4,291
Interest income		3,760		1,837
Interest expense		(802)		(1,131)

Income before income taxes		138,197		126,451
Income taxes		50,304		45,838

Net income		87,893		80,613

Other comprehensive loss, net of tax:
Foreign currency translation adjustments		(1,316)		674
Unrealized holding loss on investments:
Unrealized holding (losses) gains during the period net of income tax benefit (expense) of $1 and $(206)	(3)		382
Less: reclassification adjustment for gains realized in net income, net of income tax expense of $123 and $1,531	(226)	(229)	(2,627)	(2,245)

Other comprehensive loss		(1,545)		(1,571)

Comprehensive income		$86,348		$79,042

Basic earnings per common share		$.87		$.77

Diluted earnings per common share		$.84		$.76

Dividends declared per common share		$.11		$.10

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$87,893	$80,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,636	8,216
Undistributed equity in the earnings of unconsolidated affiliate	(7,265)	(6,408)
Tax benefit on stock options exercised	3,500	3,773
Provision for losses on receivables	(245)	100
Deferred income tax expense	11,688	7,035
Net realized gains on investments available for sale	(349)	(4,868)
Write-off of capitalized software	3,429	—
Other	(2,452)	1,221
Change in current assets and liabilities:
Decrease (increase) in
Restricted cash	4,339	41,831
Receivables from regulated investment companies	774	992
Receivables	(13,081)	(9,179)
Prepaid expenses and other current assets	378	(290)
Increase (decrease) in
Accounts payable	(1,730)	1,489
Payable to regulated investment companies	(4,255)	(41,508)
Accrued expenses	(23,045)	(5,192)
Deferred revenue	(1,764)	(366)

Net cash provided by operating activities	66,451	77,459

Cash flows from investing activities:
Additions to property and equipment	(8,911)	(5,924)
Additions to capitalized software	(32,719)	(14,573)
Purchase of investments available for sale	(16,186)	(25,282)
Sale of investments available for sale	1,653	29,966
Other	117	—

Net cash used in investing activities	(56,046)	(15,813)

Cash flows from financing activities:
Payment on long-term debt	(6,778)	(9,170)
Purchase and retirement of common stock	(87,162)	(74,369)
Proceeds from issuance of common stock	4,396	4,571
Payment of dividends	(21,283)	(19,748)

Net cash used in financing activities	(110,827)	(98,716)

Net decrease in cash and cash equivalents	(100,422)	(37,070)

Cash and cash equivalents, beginning of period	216,966	199,953

Cash and cash equivalents, end of period	$116,544	$162,883

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(all figures are in thousands except per share data)

Note 1.	Summary of Significant Accounting Policies

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

Summary Financial Information and Results of Operations

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six month periods ended June 30, 2005 and 2004.

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

Revenue Recognition

The Company’s principal sources of revenue consist of information processing and software services; management, administration, advisory, and distribution of mutual funds; brokerage and consulting services; and other asset management products and services. Revenues from these services are recognized in the periods in which they are performed provided that pervasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned. Reimbursements received for out-of-pocket expenses incurred are recorded as revenue.

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents includes $59,819 and $148,974 at June 30, 2005 and December 31, 2004, respectively, primarily invested in Company-sponsored open-ended money market mutual funds.

Restricted Cash

Restricted cash includes cash of $47 and $654 at June 30, 2005 and December 31, 2004, respectively, reserved for the payment of expenses of regulated investment companies (RICs) for which SIMC serves as the administrator. Restricted cash at December 31, 2004 also includes cash of $3,648 received for the benefit of customers of SIDCO in order to settle investment transactions for RICs. SIMC, in its capacity as the administrator and transfer agent, facilitates the payment of fund expenses and investment transactions for SIDCO customers, respectively. Corresponding liabilities are established for payment to the RICs, which is reflected in Payable to regulated investment companies on the accompanying Consolidated Balance Sheets. The total balance of cash received from such parties is typically paid the following business day.

Additionally, Restricted cash at June 30, 2005 and December 31, 2004 includes $10,000 and $10,084, respectively, segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.

Allowances for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities, and trade receivables. Cash equivalents are principally invested in short-term money market funds or placed with major banks and high-credit qualified financial institutions. Cash deposits maintained with institutions are in excess of federally insured limits. Marketable securities primarily consist of those of a regulated investment company with underlying investments in federal agency mortgage-backed securities and a diversified equity investment vehicle. Concentrations of credit risk with respect to our receivables are limited due to the large number of clients and their dispersion across geographic areas. No single group or customer represents greater than ten percent of total accounts receivable.

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

The Company evaluates the realizable value of its marketable securities on a quarterly basis. Factors considered in determining other-than-temporary declines in value include how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, and the likelihood of the investment to recover its original cost. If it is determined that an other-than-temporary decline exists in a marketable security, the investment is written down to its market value and an investment loss is recorded in the Statement of Operations.

Derivative Instruments and Hedging Activities

The Company holds derivative financial instruments (derivatives) in the form of equity contracts for the purpose of hedging the market risk of certain available-for-sale securities. The Company holds such derivatives only for the purpose of hedging such risk and not for speculation. The Company formally documents its risk management objective and strategy for undertaking such hedge transactions. This process includes relating all derivatives that are designated as fair value hedges to specific assets on the balance sheet.

The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company records all derivatives on its balance sheet at fair value. The Company determines if the instrument qualifies as an effective fair value hedge on the date the derivative is entered into and monitors this determination on an ongoing basis. If the derivative instrument qualifies as an effective fair value hedge according to established accounting guidance, the Company will apply hedge accounting. As of June 30, 2005, hedge accounting does not apply to any of the Company’s derivatives.

The Company enters into hedging relationships such that the change in the fair value of the asset being hedged is expected to be offset by a counteracting change in the fair value of the derivative instrument. The change in the fair value of the derivative is recognized immediately in current period earnings, while the change in the fair value of the hedged asset is recorded in other comprehensive income. The Company may continue to enter into economic hedges to support certain business strategies. These economic hedges may not qualify as accounting hedges and, therefore, may cause some volatility in earnings.

The Company holds equity derivatives with a notional amount of $11,161 and an expected maturity date in 2006. The Company recognized a net loss of $142 and a net gain of $296 in the three months ended June 30, 2005 and 2004, respectively, from changes in the fair value of derivative instruments. In the six months ended June 30, 2005 and 2004, the Company recognized a net gain of $86 and a net loss of $24, respectively, from derivative instruments. These gains and losses are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.

Capitalized Software

The Company accounts for software development costs in accordance with the guidance established in Emerging Issues Task Force (EITF) Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and applies Statement of Position 98-1 (SOP 98-1) “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” for development costs associated with software products to be provided in a hosting environment. As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which includes direct external and internal costs for designing, coding, installing, and testing the software configuration and interfaces. Costs incurred during the preliminary project along with post-implementation stages are expensed as incurred. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. The Company capitalized $32,719 and $14,573 of software development costs in accordance with SOP 98-1 during the six months ended June 30, 2005 and 2004, respectively.

Amortization of capitalized software development costs begins when the product is placed into service. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 4.5 years. Amortization expense was $1,171 and $1,076 during the six months ended June 30, 2005 and 2004, respectively, and is included in Operating and development expenses on the accompanying Consolidated Statements of Operations.

The Company determined in the first quarter of 2005 that software purchased from a third party vendor that was capitalized as part of the development of a new platform did not satisfy all of the expected functionality requirements. The Company has discontinued its relationship with this vendor. As a result, $3,429 of previously capitalized software development costs were written-off. Additionally, the Company removed $1,922 of unpaid liabilities to this vendor directly associated with the amount that was capitalized. As a result, the Company recorded a net charge of $1,507 to Operating and development expenses on the accompanying Consolidated Statements of Operations during the six months ended June 30, 2005.

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

Earnings per Share

The Company calculates earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the combination of the weighted average number of common shares outstanding and the dilutive potential common shares, such as stock options, outstanding during the period. The calculations of basic and diluted earnings per share for the three months ended June 30, 2005 and 2004 are:

	For the Three Month Period Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$44,184	100,786	$.44

Dilutive effect of stock options	—	2,605

Diluted earnings per common share	$44,184	103,391	$.43

	For the Three Month Period Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$41,204	103,425	$.40

Dilutive effect of stock options	—	2,280

Diluted earnings per common share	$41,204	105,705	$.39

Employee stock options to purchase 4,635,000 and 7,138,000 shares of common stock, with an average exercise price of $44.52 and $35.28, were outstanding during the three month periods ended June 30, 2005 and 2004, respectively, but not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive. The calculations of basic and diluted earnings per share for the six months ended June 30, 2005 and 2004 are:

	For the Six Month Period Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$87,893	101,281	$.87

Dilutive effect of stock options	—	2,762

Diluted earnings per common share	$87,893	104,043	$.84

	For the Six Month Period Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$80,613	104,151	$.77

Dilutive effect of stock options	—	2,426

Diluted earnings per common share	$80,613	106,577	$.76

Employee stock options to purchase 4,624,000 and 2,583,000 shares of common stock, with an average exercise price of $44.54 and $45.47, were outstanding during the six month periods ended June 30, 2005 and 2004, respectively, but not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive.

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

	For the Three Month Period Ended		For the Six Month Period Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Income:
As reported	$44,184	$41,204	$87,893	$80,613
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(4,757)	(3,427)	(9,432)	(6,785)

Pro forma	$39,427	$37,777	$78,461	$73,828

Basic earnings per common share
As reported	$.44	$.40	$.87	$.77
Pro forma	$.39	$.37	$.77	$.71
Diluted earnings per common share
As reported	$.43	$.39	$.84	$.76
Pro forma	$.38	$.36	$.75	$.69

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

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Gains (Losses)
Beginning balance (Dec. 31, 2004)	$5,359	$792	$6,151
Current period change	(1,316)	(229)	(1,545)

Ending balance (June 30, 2005)	$4,043	$563	$4,606

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash paid/received during the six months ended June 30 are as follows:

	2005	2004
Interest paid	$897	$1,184
Interest and dividends received	3,694	1,864
Income taxes paid	37,666	36,281

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.	Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2005	December 31, 2004
Trade receivables	$30,798	$21,015
Fees earned, not billed	60,633	57,923
Other receivables	2,557	1,969

	93,988	80,907
Less: Allowance for doubtful accounts	(1,555)	(1,800)

	$92,433	$79,107

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2005	December 31, 2004
Equipment	$65,227	$60,279
Buildings	98,171	97,767
Land	9,444	9,380
Purchased software	30,243	27,653
Furniture and fixtures	15,727	15,334
Leasehold improvements	2,810	2,803
Construction in progress	1,015	948

	222,637	214,164
Less: Accumulated depreciation and amortization	(107,438)	(100,524)

Property and Equipment, net	$115,199	$113,640

Other Assets

Other Assets on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2005	December 31, 2004
Investment in unconsolidated affiliate	$44,271	$37,672
Other, net	13,603	12,837

Other assets	$57,874	$50,509

Investment in unconsolidated affiliate relates to the Company’s 43 percent ownership in the general partnership LSV Asset Management (See Note 4).

Other, net consists of long-term prepaid expenses, deposits, investments carried at cost, and various other assets.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2005	December 31, 2004
Accrued compensation	$26,584	$44,360
Accrued sub-advisor and investment officer fees	14,964	12,751
Accrued consulting	9,480	9,135
Other accrued liabilities	55,666	73,711

Total accrued liabilities	$106,694	$139,957

Accrued sub-advisor and investment officer fees relates to services provided by fund advisors to Company-sponsored mutual funds and other investment programs.

Note 3.	Investments Available for Sale

Investments available for sale consist of:

	As of June 30, 2005
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$41,851	$—	$(632)	$41,219
Non-company-sponsored mutual funds	3,299	—	—	3,299
Equity securities	9,116	1,518	—	10,634

	$54,266	$1,518	$(632)	$55,152

	As of December 31, 2004
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$26,382	$5	$(514)	$25,873
Non-company-sponsored mutual funds	3,501	—	—	3,501
Equity securities	8,695	1,748	—	10,443

	$38,578	$1,753	$(514)	$39,817

The net unrealized holding gains at June 30, 2005 were $563 (net of income tax expense of $323) and at December 31, 2004 were $792 (net of income tax expense of $447) and are reported as a separate component of Accumulated other comprehensive gains on the accompanying Consolidated Balance Sheets.

During the three months ended June 30, 2005 and 2004, the Company recognized gross realized gains from available-for-sale securities of $64 and $1,086, respectively. During the six months ended June 30, 2005 and 2004, the Company recognized gross realized gains of $263 and $4,163, respectively. There were no realized losses recognized during 2005. Gross realized losses from available-for-sale securities in the three and six month periods ended June 30, 2004 were immaterial.

At June 30, 2005, the Company had a single investment in a Company-sponsored mutual fund that has been in an unrealized loss position longer than one year. This mutual fund primarily invests in federal agency mortgage-backed securities. The cost basis of this investment was $41,841 with a fair value of $41,209 and a gross unrealized loss of $632. The Company does not consider this unrealized loss as an other-than-temporary impairment because it is not a precipitous decline in market value.

Note 4.	Investment in Unconsolidated Affiliate

The Company has an investment in the general partnership LSV Asset Management (LSV). LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-adviser for a number of Company-sponsored mutual funds. The Company accounts for its interest in LSV using the equity method of accounting due to its less than 50 percent ownership. The Company’s total partnership interest in LSV was approximately 43 percent and 46 percent for the first six months 2005 and 2004, respectively.

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

At June 30, 2005, the Company’s investment in LSV exceeded its underlying equity in the net assets of LSV by $6,556, of which $3,494 is considered finite-lived intangible assets and the remaining $3,062 is considered goodwill embedded in the investment. The finite-lived intangible assets primarily relate to customer contracts that meet the contractual-legal criterion for recognition apart from goodwill. The Company amortizes the finite-lived intangible assets on a straight-line basis over eight and a half years. The Company recorded $218 in amortization expense during the six months ended June 30, 2005. Total accumulated amortization at June 30, 2005 was $327. No amortization expense was recorded in the first six months of 2004. The Company does not record amortization expense associated with the embedded goodwill. The Company determines on an annual basis if its investment in LSV is impaired which includes the embedded goodwill. The Company’s investment in LSV is considered General and Administrative and is not included in a business segment.

The following table contains the condensed statements of operations of LSV for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues	$46,259	$26,778	$86,545	$49,492
Net income	$41,346	$23,143	$77,078	$42,573

The following table contains the condensed balance sheets of LSV:

	June 30, 2005	December 31, 2004
Cash and cash equivalents	$37,573	$29,962
Accounts receivable	50,147	43,413
Other current assets	128	201
Non-current assets	610	693

Total assets	$88,458	$74,269

Current liabilities	$4,147	$5,556
Partners’ capital	84,311	68,713

Total liabilities and partners’ capital	$88,458	$74,269

Note 5.	Line of Credit

On September 14, 2004, the Company entered into a three-year $200,000 Credit Agreement (the Credit Facility) replacing the Company’s $200,000 364–Day Credit Agreement which expired on September 13, 2004. The Credit Facility became available immediately and expires on September 14, 2007 at which time any aggregate principal amount of loans outstanding becomes payable in full. The Credit Facility, when utilized, will accrue interest at 0.75 percent above the London Interbank Offer Rate (LIBOR). There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the Credit Facility. The Credit Facility contains various covenants, including, but not limited to, limitations of indebtedness, maintenance of fixed charge and leverage ratios, and restrictions on certain investments. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. None of these covenants negatively affect the Company’s liquidity or capital resources. The Company was in compliance with all covenants associated with the Credit Facility during the six month period ended June 30, 2005. During the six month period ended June 30, 2005, the Company had no borrowings under the Credit Facility.

Note 6.	Long-term Debt

On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20 percent Senior Notes, Series A, and $15,000 of 7.27 percent Senior Notes, Series B (collectively, the Notes), in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company’s line of credit at that date. The Note Purchase Agreement, which was subsequently amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the Note Purchase Agreement limits the Company’s ability to merge or consolidate, and to sell certain assets. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $4,000 in February 2005. The remaining unpaid principal balance of the Notes at June 30, 2005 was $13,000, of which $4,000 is classified as current.

On June 26, 2001, the Company entered into a $25,000 Term Loan Agreement (the Agreement) with a separate lending institution which expires on March 31, 2006 and is payable in 17 equal quarterly installments. On August 2, 2001, the Company borrowed the full $25,000. The Agreement provides the Company the option to have interest accrued at either the lower of the Prime rate or one and thirty-five hundredths of one percent above LIBOR. The Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. None of these covenants negatively affect the Company’s liquidity or capital resources. The Company made its scheduled payments of $1,389 in March and June of 2005, respectively. The remaining unpaid principal balance of the Agreement at June 30, 2005 was $4,167, which is classified as current. The interest rate being applied at June 30, 2005 was 4.47%.

The Company was in compliance with all covenants associated with its long-term debt during the six month period ended June 30, 2005.

Note 7.	Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $953,365, which includes an additional authorization of $50,000 on May 25, 2005. Through June 30, 2005, a total of 116,553,000 shares at an aggregate cost of $924,420 have been purchased and retired. The Company purchased 2,409,000 shares at a total cost of $87,162 during the six months ended June 30, 2005.

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2005 and 2004. Management evaluates Company assets on a consolidated basis during interim periods.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended June 30, 2005 and 2004.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Three Month Period Ended June 30, 2005
Revenues	$71,547	$49,340	$20,700	$21,230	$27,263		$190,080

Operating income (loss)	$25,874	$25,940	$9,339	$3,373	$(4,737)	$(9,390)	$50,399

Other income, net							$18,965

Income before income taxes							$69,364

Depreciation and amortization	$2,318	$605	$163	$407	$492	$371	$4,356

Capital expenditures	$10,517	$4,190	$1,904	$1,322	$1,632	$1,203	$20,768

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Three Month Period Ended June 30, 2004
Revenues	$74,184	$43,048	$16,035	$19,044	$16,851		$169,162

Operating income (loss)	$29,628	$23,489	$7,212	$3,968	$(4,288)	$(7,811)	$52,198

Other income, net							$12,435

Income before income taxes							$64,633

Depreciation and amortization	$2,233	$620	$193	$325	$406	$237	$4,014

Capital expenditures	$11,275	$3,541	$1,610	$1,120	$1,933	$1,017	$20,496

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the six months ended June 30, 2005 and 2004.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Six Month Period Ended June 30, 2005
Revenues	$143,928	$98,063	$40,935	$41,374	$51,461		$375,761

Operating income (loss)	$52,591	$51,842	$18,726	$6,861	$(10,873)	$(17,119)	$102,028

Other income, net							$36,169

Income before income taxes							$138,197

Depreciation and amortization	$4,573	$1,186	$321	$820	$988	$748	$8,636

Capital expenditures	$20,555	$8,632	$3,923	$2,738	$3,304	$2,478	$41,630

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
	For the Six Month Period Ended June 30, 2004
Revenues	$148,777	$86,231	$32,270	$35,948	$33,097		$336,323

Operating income (loss)	$57,131	$47,310	$15,056	$6,884	$(9,013)	$(15,597)	$101,771

Other income, net							$24,680

Income before income taxes							$126,451

Depreciation and amortization	$4,617	$1,285	$396	$643	$792	$483	$8,216

Capital expenditures	$16,180	$5,125	$2,330	$1,626	$3,011	$1,471	$29,743

Note 10.	Income Taxes

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act. As such, the Company is not yet in a position to decide on whether, and to what extent, foreign earnings that have not yet been remitted to the U.S may be repatriated. The Company expects to be in a position to finalize its assessment by the third quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at June 30, 2005 and 2004, the consolidated results of operations for the three and six months ended June 30, 2005 and 2004 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Our outsourcing business solutions consist mainly of investment processing, fund processing, and investment management. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as, transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of June 30, 2005, through our subsidiaries and partnerships in which we have a significant interest, we administer $312.0 billion in mutual fund and pooled assets, manage $130.7 billion in assets, and operate 22 offices in 12 countries.

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

Financial Results

Revenues, Expenses and Income from Operations by business segment for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Revenues:
Private Banking and Trust	$71,547	$74,184	(4)%	$143,928	$148,777	(3)%
Investment Advisors	49,340	43,048	15%	98,063	86,231	14%
Enterprises	20,700	16,035	29%	40,935	32,270	27%
Money Managers	21,230	19,044	11%	41,374	35,948	15%
Investments in New Businesses	27,263	16,851	62%	51,461	33,097	55%

Total revenues	190,080	169,162	12%	375,761	336,323	12%

Operating and development expenses:

Private Banking and Trust	36,375	33,273	9%	72,824	71,083	2%
Investment Advisors	17,001	11,843	44%	33,535	24,339	38%
Enterprises	6,293	4,179	51%	12,214	8,249	48%
Money Managers	14,392	11,500	25%	27,717	21,974	26%
Investments in New Businesses	23,019	13,801	67%	45,217	27,683	63%

Total operating and development expenses	97,080	74,596	30%	191,507	153,328	25%

Sales and marketing expenses:

Private Banking and Trust	9,298	11,283	(18)%	18,513	20,563	(10)%
Investment Advisors	6,399	7,716	(17)%	12,686	14,582	(13)%
Enterprises	5,068	4,644	9%	9,995	8,965	11%
Money Managers	3,465	3,576	(3)%	6,796	7,090	(4)%
Investments in New Businesses	8,981	7,338	22%	17,117	14,427	19%

Total sales and marketing expenses	33,211	34,557	(4)%	65,107	65,627	(1)%

Income from business segments:

Private Banking and Trust	25,874	29,628	(13)%	52,591	57,131	(8)%
Investment Advisors	25,940	23,489	10%	51,842	47,310	10%
Enterprises	9,339	7,212	29%	18,726	15,056	24%
Money Managers	3,373	3,968	(15)%	6,861	6,884	—
Investments in New Businesses	(4,737)	(4,288)	(10)%	(10,873)	(9,013)	(21)%

Total income from business segments	59,789	60,009	—	119,147	117,368	2%
General and administrative expenses	9,390	7,811	20%	17,119	15,597	10%

Income from operations	50,399	52,198	(3)%	102,028	101,771	—
Other income, net	18,965	12,435	53%	36,169	24,680	47%

Income before income taxes	69,364	64,633	7%	138,197	126,451	9%
Income taxes	25,180	23,429	7%	50,304	45,838	10%

Net income	$44,184	$41,204	7%	$87,893	$80,613	9%

Diluted earnings per share	$.43	$.39	10%	$.84	$.76	11%

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances (In millions)	As of June 30,		Percent Change
	2005	2004
Assets invested in equity and fixed-income programs	$67,800	$53,821	26%
Assets of unconsolidated affiliate invested in equity and fixed-income programs	37,740	21,462	76%
Assets invested in collective trust fund programs	13,419	11,985	12%
Assets invested in liquidity funds	11,718	12,789	(8)%

Assets under management	130,677	100,057	31%
Client proprietary assets under administration	181,326	182,616	(1)%

Assets under management and administration	$312,003	$282,673	10%

Assets of unconsolidated affiliate are assets of their clients for which they provide management services. Assets under management are total assets of our clients or their customers invested in our equity and fixed-income investment programs, collective trust fund programs, and liquidity funds for which we provide asset management services. Assets under management and administration are total assets of our clients or their customers for which we provide administrative services, including client proprietary fund balances for which we provide administration and/or distribution services.

Consolidated Summary

Consolidated revenues increased $20.9 million, or 12 percent, to $190.1 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. For the six month period ended, revenues increased $39.4 million, or 12 percent, to $375.8 million compared to the prior year period. Income from operations decreased $1.8 million, or three percent, to $50.4 million and operating margin decreased to 27 percent from 31 percent for the three month period. For the six month period, income from operations improved slightly to $102.0 million; however, operating margin decreased to 27 percent from 30 percent. In the three month period, net income increased $3.0 million, or seven percent, to $44.2 million and diluted earnings per share increased to $.43 per share as compared to $.39 per share a year ago, an increase of ten percent. In the six month period, net income increased $7.3 million, or nine percent, to $87.9 million and diluted earnings per share increased to $.84 per share as compared to $.76 per share a year ago, an increase of 11 percent. In our opinion, the following items had a significant impact on our financial results for the three and six month periods:

•	The increase in revenues in both comparable periods was primarily driven by increased asset-based fees resulting from higher levels of assets under management and administration due to sales of new business and capital market appreciation in 2004 and 2005. New asset sales were primarily from our Enterprises, Money Mangers and Investments in New Businesses segments. We believe these new sales were due to a growing acceptance of our new and existing strategies and solutions in our target markets. Rising capital markets also increased the value of assets we manage and administer for our existing clients, causing our base revenues to increase.

•	Non-recurring investment processing project fees in our Private Banking and Trust segment increased $5.6 million during the first six months of 2005 compared to the prior year due to conversions of new bank clients, mergers and buyouts of existing clients. Once the conversions of the new bank clients are completed, our recurring investment processing fees are expected to increase. Additionally, non-recurring investment processing project fees in 2005 included $2.0 million recognized in the second quarter for the deconversion of an existing client.

•	Fund processing fees in the Private Banking and Trust segment decreased $9.9 million primarily from the loss of fund processing bank clients. Certain of these client losses, however, caused a corresponding reduction in direct fund processing expenses, minimizing the effect on our margins.

•	In the Investment Advisors and Enterprises segment, revenues in 2005 were affected by the recognition on a gross basis of $3.9 million in the second quarter and $7.1 million in the six month period of third party advisory fees related to our separate account program and pass-through fees associated with our 401(k) recordkeeping offering beginning in mid-2004. In the prior year comparable period, these revenues were reported net of the costs. This had the effect of increasing revenues and expenses by the same amount.

•	We continued to make significant expenditures for the development of our Global Wealth Platform as we progress through the development phase of this platform. The majority of these costs are eligible for capitalization; however, a portion is not eligible and is expensed as incurred. We capitalized $32.7 million in the six months ended June 30, 2005 and $14.6 million in the comparable period of 2004 in software development costs for this platform. We expect to incur significant development costs throughout 2005.

•	In the first quarter, it was determined that software purchased from a third party vendor intended for use in our Global Wealth Platform did not satisfy all of the expected functionality requirements. Prior capitalized development costs and associated unpaid liabilities were written-off, resulting in a net charge against earnings of $1.5 million. This charge impacted all of our business segments in the six month period.

•	We expect the loss of a client in the Investments in New Businesses segment to negatively impact that segment’s revenues in the third quarter; however, due to the nature of the relationship, the impact to operating margin should be minimal.

•	Consolidated operating margins declined in both periods due to increased personnel and other operational costs to deliver our new strategies and solutions to our target markets. These costs primarily impacted the Private Banking and Trust, Investment Advisors and Investments in New Businesses segments.

•	Net income during both periods was primarily boosted by our investment in LSV. LSV recorded significant growth in revenues and earnings, mainly due to new sales and performance fees. We currently have a 43 percent interest in LSV. Our earnings from LSV grew $6.9 million, or 65 percent, in the three month period and $13.2 million, or 67 percent, in the six month period as compared to the prior year periods.

•	We continued our stock repurchase program during 2005 and purchased approximately 1.1 million shares at an average price of about $36 per share in the second quarter and approximately 2.4 million shares, also at an average price of $36 per share, in the six month period. This caused our diluted earnings per common share to grow at a faster rate than our earnings.

Business Segments

Private Banking and Trust

	Three Months Ended			Six Months Ended
	June 30, 2005	June 30, 2004	Percent Change	June 30, 2005	June 30, 2004	Percent Change
Revenues:
Investment processing fees	$58,510	$56,368	4%	$117,716	$112,221	5%
Fund processing fees	4,493	9,340	(52)%	9,084	19,041	(52)%
Investment management fees	8,544	8,476	1%	17,128	17,515	(2)%

Total revenues	$71,547	$74,184	(4)%	$143,928	$148,777	(3)%

Revenues declined $2.6 million, or four percent, in the three month period and $4.8 million, or three percent, in the six month period ended June 30, 2005 and were primarily affected by:

•	The loss of fund processing bank clients; and

•	Decreased transaction-based brokerage fees from investment processing clients; partially offset by

•	An increase in non-recurring investment processing project fees in the first quarter of 2005 associated with the conversions of several large bank clients;

•	The recognition of non-recurring project fees associated with the deconversion of a large investment processing bank client in the second quarter of 2005; and

•	Increased investment processing fees from cross sales to existing clients from new product offerings.

Operating margins decreased to 36 percent, as compared to 40 percent in the three month period and to 37 percent, as compared to 38 percent in the six month period. Operating income decreased by $3.8 million, or 13 percent, in the three month period and $4.5 million, or eight percent, in the six month period and was primarily affected by:

•	Increased non-capitalized investment spending and related personnel and other operational costs necessary to deliver new company strategies and solutions;

•	The write-off of previously capitalized development costs for our Global Wealth Platform in the first quarter of 2005;

•	A corresponding decrease in direct expenses in 2004 associated with the loss of fund processing bank clients; partially offset by

•	Reduced sales compensation expenses due to the timing of sales events;

•	Lower expenses in the second quarter of 2005 associated with the transaction-based brokerage business directly related to the loss of revenues; and

•	Non-recurring costs in 2004 associated with the relocation of our data center processing facility.

Investment Advisors

Revenues increased $6.3 million, or 15 percent, in the three month period and $11.8 million, or 14 percent, in the six month period ended June 30, 2005 and were primarily affected by:

•	Increased investment management fees from existing clients due to the appreciation of assets under management because of capital market appreciation during 2004 and 2005; and

•	The recognition on a gross basis of $2.8 million in the second quarter and $5.4 million for the six month period of pass-through revenue associated with our 401(k) recordkeeping offering and third party advisory fees related to our separate account program.

Operating margins decreased to 53 percent, as compared to 55 percent in both the three month and six month periods. Operating income increased by $2.5 million, or ten percent, in the three month period and $4.5 million, or ten percent, in the six month period and was primarily affected by:

•	Increased non-capitalized investment spending and related personnel and other operational costs necessary to deliver new company strategies and solutions;

•	The write-off of previously capitalized development costs for our Global Wealth Platform in the first quarter of 2005;

•	The recognition of pass-through revenues and expenses mentioned above, which had the effect of increasing revenues and expenses by the same amount and negatively impacting operating margin; partially offset by

•	Non-recurring, estimated costs in the first quarter of 2004 of $1.2 million in connection with the migration of client data to a new platform for processing third party mutual funds.

Enterprises

Revenues increased $4.7 million, or 29 percent, in the three month period and $8.7 million, or 27 percent, in the six month period ended June 30, 2005 and were primarily affected by:

•	Asset funding from new sales of our retirement solutions, mainly to large corporations;

•	Increased assets under management from existing clients because of capital market appreciation during 2004 and 2005; and

•	The recognition on a gross basis of $1.1 million in the second quarter and $1.7 million for the six month period of pass-through revenue associated with our 401(k) recordkeeping offering in mid-2004.

Operating margins remained flat at 45 percent in the three month period and declined to 46 percent, as compared to 47 percent in the six month period. Operating income increased $2.1 million, or 29 percent, in the three month period and $3.7 million, or 24 percent, in the six month period and was primarily affected by:

•	An increase in revenues; less

•	Increased personnel costs and other operating costs associated with new business, and

•	The recognition of pass-through revenues and expenses mentioned above, which had the effect of increasing revenues and expenses by the same amount and negatively impacting operating margin.

Money Managers

Revenues increased $2.2 million, or 11 percent, in the three month period and $5.4 million, or 15 percent, in the six month period ended June 30, 2005 and were primarily affected by:

•	Sales of new business including sales of our new separately managed account processing solution;

•	Cash flows from existing clients; and

•	Sales of additional products to our existing clients; partially offset by

•	Client losses.

Operating margins decreased to 16 percent, as compared to 21 percent in the three month period and to 17 percent, as compared to 19 percent in the six month period. Operating income decreased $600 thousand, or 15 percent, in the three month period, decreased slightly in the six month period, and was primarily affected by:

•	An increase in revenues; less

•	Increased investment spending in connection with the build out of our separately managed account operations; and

•	Increased spending on personnel and other operating costs to support new business.

Investments	in New Businesses

Revenues increased $10.4 million, or 62 percent, in the three month period and $18.4 million, or 55 percent, in the six month period ended June 30, 2005 and were primarily affected by:

•	New and existing investment management relationships with institutions and investment advisors in Continental Europe, the United Kingdom, Canada and Hong Kong; and

•	Increased assets under management from existing clients because of capital market appreciation in 2004 and 2005.

Losses from operations increased by $400 thousand, or 10 percent, in the three month period and $1.9 million, or 21 percent in the six month period and were primarily affected by:

•	Increased direct expenses associated with higher levels of assets from new and existing clients;

•	Increased non-capitalized investment spending and related personnel and other operational costs necessary to deliver new company strategies and solutions;

•	The write-off of previously capitalized development costs for our Global Wealth Platform in the first quarter of 2005; partially offset by

•	An increase in revenues.

Other

General and administrative expenses

General and administrative expenses primarily consist of corporate overhead costs and other costs not directly attributable to a reportable business segment. The increase in these expenses was primarily due to resources and costs for our corporate compliance program, some of which were non-recurring and related to new regulations of the Sarbanes-Oxley Act of 2002.

Other Income

Other income on the accompanying Consolidated Statements of Operations consists of the following:

	Three Months Ended			Six Months Ended
	June 30, 2005	June 30, 2004	Percent Change	June 30, 2005	June 30, 2004	Percent Change
Equity in the earnings of unconsolidated affiliate	$17,636	$10,680	65%	$32,862	$19,683	67%
Net gain (loss) from investments	(78)	1,356	N/A	349	4,291	(92)%
Interest income	1,784	904	97%	3,760	1,837	105%
Interest expense	(377)	(505)	(25)%	(802)	(1,131)	(29)%

Total other income, net	$18,965	$12,435	53%	$36,169	$24,680	47%

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations includes our less than 50 percent ownership in the general partnership of LSV (See Note 4 to the Consolidated Financial Statements). The increase in LSV’s net earnings is due to an increase in assets under management and performance fees.

Net gain from investments consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Realized gain from sales of marketable securities	$64	$1,082	$263	$4,159
Increase (decrease) in fair value of derivative financial instruments	(142)	296	86	(24)
Other realized gains (losses)	—	(22)	—	156

Net gain (loss) on investments	$(78)	$1,356	$349	$4,291

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

Interest income is earned based upon the amount of cash that is invested daily. Fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period and/or changes in interest rates. The increase in interest income in the six month period of 2005 was primarily due to an increase in interest rates and investments of cash into higher-yielding investment vehicles.

Interest expense is directly attributable to our long-term debt and other borrowings. Interest expense for the six months ended June 30, 2005 decreased over the comparable period mainly due to the lower principal balances of debt outstanding.

Income Taxes

Our effective tax rates were 36.30 percent and 36.25 percent for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, our effective rates were 36.40 percent and 36.25 percent, respectively. The increase in rates in the six month period was due to the timing and application of certain tax credits, an increase in foreign tax expense, and various other factors.

Liquidity and Capital Resources

	Six Months Ended
	June 30, 2005	June 30, 2004
Net cash provided by operating activities	$66,451	$77,459
Net cash used in investing activities	(56,046)	(15,813)
Net cash used in financing activities	(110,827)	(98,716)

Net decrease in cash and cash equivalents	(100,422)	(37,070)
Cash and cash equivalents, beginning of period	216,966	199,953

Cash and cash equivalents, end of period	$116,544	$162,883

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. We currently have a Credit Facility that provides for borrowings of up to $200.0 million. The availability of the Credit Facility is subject to the compliance with certain covenants set forth in the agreement. At June 30, 2005, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $116.5 million and the full amount available through the Credit Facility of $200.0 million.

Net cash provided by operating activities decreased $11.0 million during the first six months in 2005 as compared to 2004 due to the net change in working capital accounts, mainly receivables and accrued expenses. Net cash from operating activities was also affected by an increase in net income and non-cash items, which includes additional deferred taxes from the higher amount of software development costs eligible for capitalization and currently deductible for tax purposes and the write-off of previously capitalized software development costs.

Net cash used in investing activities primarily includes the capitalization of costs incurred in developing computer software, purchases and sales of available-for-sale securities, and capital expenditures. Net cash used in investing activities increased $40.2 million during the first six months in 2005 as compared to the prior year period. As was the case in the past several years, we have continued to invest in the development of our new Global Wealth Platform. Many of these expenditures in prior years were related to research and design and, therefore, not eligible for capitalization. As we are currently in the application development stage of the project, a larger portion of our expenditures are for development, rather than research and design, and are eligible for capitalization under accounting rules. Capitalized software development costs were $32.7 million in 2005 as compared to $14.6 million in 2004.

In 2005, we had $14.5 million in net purchases of available-for-sale securities versus $4.7 million in net redemptions of available-for-sale securities in 2004. Purchases of available-for-sale securities in 2005 mainly comprised additional investments made into a company-sponsored mutual fund for regulatory compliance purposes. Capital expenditures in 2005 primarily include computer systems and equipment to support our ongoing operations. We intend to begin construction of an additional building at our corporate headquarters. The total cost of the expansion is estimated to be at least $15.0 million and is expected to be completed by mid-2006.

Net cash used in financing activities primarily includes principal payments of our debt, the repurchase of our common stock, and dividend payments. Principal payments on our long-term debt were $6.8 million in 2005 and $9.2 million in 2004. Our long-term debt is subject to various covenants contained in each lending agreement. Currently, these covenants do not negatively affect our liquidity. In late-2004, our $200.0 million 364-day credit facility expired and was replaced with a new three-year $200.0 million credit facility. The three-year credit facility was generated through a syndicate of lenders and may be used for general corporate purposes, including the repurchase of our common stock.

Our Board of Directors has authorized the repurchase of our common stock of up to $953.4 million, which includes an additional authorization of $50.0 million on May 25, 2005. Through July 29, 2005, we repurchased approximately 116.6 million shares of our common stock at a cost of $924.4 million and had $28.9 million of authorization remaining for the purchase of our common stock under this program. Currently, there is no expiration date for our common stock repurchase program.

Cash dividends paid were $21.3 million or $.21 per share in the first six months of 2005 and $19.7 million or $.19 per share in the first six months of 2004. Our Board of Directors intends to declare future dividends on a semi-annual basis.

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

The Company and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with the Securities and Exchange Commission (SEC) as an investment adviser, a broker-dealer, a transfer agent, an investment company or with the United States Office of Thrift Supervision or state banking authorities as a trust company. Our broker-dealer is also a member of the National Association of Securities Dealers and is subject to its rules and oversight. In addition, various subsidiaries of the Company are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom and the Republic of Ireland. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment companies and their service providers could have a significant impact on us. We have responded and are currently responding to various regulatory examinations, inquiries and requests. One of these regulatory requests and inquiries relate to the payment by certain of our subsidiaries of expenses related to the marketing and distribution of shares of certain mutual fund clients of our fund administration and distribution business. As a result of these examinations, inquiries and requests, we are generally implementing changes and reviewing our compliance procedures and business operations. These activities resulted in an increased level of general and administrative costs that continued during the six month period ended June 30, 2005.

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

Concentration of Credit Risk – Financial instruments which potentially expose us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade receivables. Cash deposits are maintained with financial institutions in excess of federally insured limits. Cash equivalents are principally invested in short-term money market funds or placed with major banks and high credit qualified financial institutions. Marketable securities primarily consist of those of a regulated investment company with underlying investments in federal agency mortgage-backed securities and a diversified equity investment vehicle. Concentrations of credit risk with respect to our receivables are limited due to the large number of clients and their dispersion across geographic areas. No single customer represents greater than ten percent of total accounts receivable.

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

Price Risk - We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that our funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. To provide protection against potential fair value changes for these investments, we have entered into various derivative financial instruments. As of June 30, 2005, we held derivative financial instruments with a notional amount of $11.2 million with terms of less than one year. Changes in the fair value of the derivative financial instruments are recognized in current period earnings, whereas, the change in the fair value of the investment is recorded on the balance sheet in other comprehensive income. Therefore, changes in the fair value of the derivative financial instrument and changes in the fair value of the investment are not recognized through earnings in the same period. We did not enter into or hold any derivative financial instruments for trading purposes during 2005 or 2004.

Earnings include gains of $86 thousand and losses of $24 thousand in the six month periods ended June 30, 2005 and 2004, respectively, relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of our investments would be:

Investment	Hypothetical Change In Value
Mutual Funds	$4,452
Equities	1,116

$5,568

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(e)	Our Board of Directors has authorized the repurchase of up to $953.4 million of our common stock, which includes an additional authorization of $50.0 million on May 25, 2005. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended June 30, 2005 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – 30, 2005	—	—	—	$19,210,000
May 1 – 31, 2005	502,000	33.12	502,000	52,584,000
June 1 – 30, 2005	630,000	37.52	630,000	28,944,000

Total	1,132,000	35.57	1,132,000

Item 4. Submission of Matters to a Vote of Security Holders

On May 25, 2005, we held our annual meeting of shareholders (the “2005 Annual Meeting”) at our corporate headquarters in Oaks, Pennsylvania. At our 2005 Annual Meeting, the shareholders voted on the following matters:

1. The election of three directors with a term expiring at our 2008 Annual Meeting of Shareholders:

Name of Director	Number of Votes For	Number of Votes Withheld
Sarah W. Blumenstein	74,591,392	526,231
Kathryn M. McCarthy	74,114,590	1,003,033
Henry H. Porter, Jr.	72,966,503	2,151,120

The terms of office of each of the following directors continued after the meeting:

Willam M. Doran

Richard B. Lieb

Carmen V. Romeo

Howard D. Ross

Thomas W. Smith

Alfred P. West, Jr.

2. Ratification of the appointment of PricewaterhouseCoopers LLP as independent registered public accountants to examine SEI’s consolidated financial statements for 2005:

Number of Votes For	Number of Votes Against	Number of Votes Withheld
73,374,555	1,638,091	104,977

Item 6. Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date: August 5, 2005	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle Chief Financial Officer