Form 10-Q
period 2005-09-30
SEI INVESTMENTS CO
filed 2005-11-07
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2005: 99,236,543 shares of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	September 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$133,709	$216,966
Restricted cash	10,003	14,386
Receivables from regulated investment companies	30,988	29,688
Receivables, net of allowance for doubtful accounts of $1,469 and $1,800 (Note 2)	87,884	79,107
Deferred income taxes	4,758	5,892
Prepaid expenses and other current assets	9,030	9,640

Total Current Assets	276,372	355,679

Property and Equipment, net of accumulated depreciation and amortization of $105,688 and $100,524 (Note 2)	115,049	113,640

Capitalized Software, net of accumulated amortization of $21,081 and $19,325	100,430	55,830

Investments Available for Sale	51,999	39,817

Other Assets, net (Note 2)	62,251	50,509

Total Assets	$606,101	$615,475

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	September 30, 2005	December 31, 2004
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$6,778	$9,556
Accounts payable	6,218	7,415
Payable to regulated investment companies	29	4,302
Accrued liabilities (Note 2)	123,835	139,957
Deferred gain	531	—
Deferred revenue	335	2,339

Total Current Liabilities	137,726	163,569

Long-term Debt	9,000	14,389

Deferred Income Taxes	50,018	32,103

Deferred Gain	—	1,472

Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Common stock, $.01 par value, 750,000 shares authorized; 99,125 and 102,175 shares issued and outstanding	991	1,022
Capital in excess of par value	263,258	262,174
Retained earnings	140,688	134,595
Accumulated other comprehensive income, net	4,420	6,151

Total Shareholders’ Equity	409,357	403,942

Total Liabilities and Shareholders’ Equity	$606,101	$615,475

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
		2005		2004
Revenues		$193,659		$172,978
Expenses:
Operating and development		99,633		78,961
Sales and marketing		32,514		32,410
General and administrative		8,212		7,054

Income from operations		53,300		54,553

Equity in the earnings of unconsolidated affiliate		20,956		11,859
Net (loss) gain from investments		(130)		439
Interest income		1,979		1,184
Interest expense		(369)		(497)
Other income		941		3,689

Income before income taxes		76,677		71,227
Income taxes		27,481		25,820

Net income		49,196		45,407

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		53		496
Unrealized holding (loss) gain on investments:
Unrealized holding (losses) gains during the period net of income tax benefit (expense) of $182 and $(328)	(325)		592
Less: reclassification adjustment for losses (gains) realized in net income, net of income tax (benefit) expense of $(43) and $220	86	(239)	(388)	204

Other comprehensive (loss) income		(186)		700

Comprehensive income		$49,010		$46,107

Basic earnings per common share		$.49		$.44

Diluted earnings per common share		$.48		$.43

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30,
		2005		2004
Revenues		$569,420		$509,301
Expenses:
Operating and development		291,140		232,289
Sales and marketing		97,621		98,037
General and administrative		25,331		22,651

Income from operations		155,328		156,324

Equity in the earnings of unconsolidated affiliate		53,818		31,542
Net gain from investments		219		4,730
Interest income		5,739		3,021
Interest expense		(1,171)		(1,628)
Other income		941		3,689

Income before income taxes		214,874		197,678
Income taxes		77,785		71,658

Net income		137,089		126,020

Other comprehensive loss, net of tax:
Foreign currency translation adjustments		(1,263)		1,170
Unrealized holding loss on investments:
Unrealized holding (losses) gains during the period net of income tax benefit (expense) of $183 and $(535)	(328)		973
Less: reclassification adjustment for gains realized in net income, net of income tax expense of $80 and $1,752	(140)	(468)	(3,014)	(2,041)

Other comprehensive loss		(1,731)		(871)

Comprehensive income		$135,358		$125,149

Basic earnings per common share		$1.36		$1.21

Diluted earnings per common share		$1.32		$1.19

Dividends declared per common share		$.11		$.10

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$137,089	$126,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,328	12,050
Undistributed equity in the earnings of unconsolidated affiliate	(12,448)	(10,909)
Tax benefit on stock options exercised	4,189	6,795
Gain on partial sale of unconsolidated affiliate	(941)	(3,097)
Provision for losses on receivables	(331)	(100)
Deferred income tax expense	19,312	11,943
Net realized gains on investments available for sale	(219)	(5,745)
Write-off of capitalized software	3,587	—
Other	(2,480)	(765)
Change in current assets and liabilities:
Decrease (increase) in
Restricted cash	4,383	(7,969)
Receivables from regulated investment companies	(1,300)	458
Receivables	(8,446)	(19,727)
Prepaid expenses and other current assets	610	480
Increase (decrease) in
Accounts payable	(1,197)	(3,970)
Payable to regulated investment companies	(4,273)	(40,950)
Payable to customer	(235)	49,561
Accrued expenses	(5,669)	3,950
Deferred revenue	(2,004)	1,421

Net cash provided by operating activities	142,955	119,446

Cash flows from investing activities:
Additions to property and equipment	(12,681)	(8,679)
Additions to capitalized software	(49,943)	(24,048)
Purchase of investments available for sale	(16,186)	(25,484)
Partial sale of investment in unconsolidated affiliate	—	6,183
Sale of investments available for sale	4,871	41,548
Other	244	12

Net cash used in investing activities	(73,695)	(10,468)

Cash flows from financing activities:
Payment on long-term debt	(8,167)	(11,773)
Purchase and retirement of common stock	(129,032)	(97,309)
Proceeds from issuance of common stock	5,965	7,670
Payment of dividends	(21,283)	(19,748)

Net cash used in financing activities	(152,517)	(121,160)

Net decrease in cash and cash equivalents	(83,257)	(12,182)
Cash and cash equivalents, beginning of period	216,966	199,953

Cash and cash equivalents, end of period	$133,709	$187,771

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(all figures are in thousands except per share data)

Note 1.	Summary of Significant Accounting Policies

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

Summary Financial Information and Results of Operations

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine month periods ended September 30, 2005 and 2004.

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

In 2004, the Company adopted the revised interpretation of Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” (FIN 46-R). FIN 46-R requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.

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

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents includes $79,375 and $148,974 at September 30, 2005 and December 31, 2004, respectively, primarily invested in Company-sponsored open-ended money market mutual funds.

Restricted Cash

Restricted cash includes cash of $654 at December 31, 2004 reserved for the payment of expenses of regulated investment companies (RICs) for which SIMC serves as the administrator. Restricted cash at December 31, 2004 also includes cash of $3,648 received for the benefit of customers of SIDCO in order to settle investment transactions for RICs. SIMC, in its capacity as the administrator and transfer agent, facilitates the payment of fund expenses and investment transactions for SIDCO customers, respectively. Corresponding liabilities are established for payment to the RICs, which is reflected in Payable to regulated investment companies on the accompanying Consolidated Balance Sheets. The total balance of cash received from such parties is typically paid the following business day.

Additionally, Restricted cash at September 30, 2005 and December 31, 2004 includes $10,000 and $10,084, respectively, segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.

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

The Company evaluates the realizable value of its marketable securities on a quarterly basis. Factors considered in determining other-than-temporary declines in value include how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, and the likelihood of the investment to recover its original cost. If it is determined that an other-than-temporary decline exists in a marketable security, the investment is written down to its market value and an investment loss is recorded in the Statement of Operations. No charges related to an other-than-temporary decline have been taken for the Company’s marketable securities in the three and nine month periods ended September 30, 2005.

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

The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company records all derivatives on its balance sheet at fair value. The Company determines if the instrument qualifies as an effective fair value hedge on the date the derivative is entered into and monitors this determination on an ongoing basis. If the derivative instrument qualifies as an effective fair value hedge according to established accounting guidance, the Company will apply hedge accounting. As of September 30, 2005, hedge accounting does not apply to any of the Company’s derivatives.

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

The Company holds equity derivatives with a notional amount of $11,602 and an expected maturity date in 2006. The Company recognized net losses of $379 and $169 in the three months ended September 30, 2005 and 2004, respectively, from changes in the fair value of derivative instruments. In the nine months ended September 30, 2005 and 2004, the Company recognized net losses of $293 and $193, respectively, from derivative instruments. These gains and losses are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.

Capitalized Software

The Company accounts for software development costs in accordance with the guidance established in Emerging Issues Task Force (EITF) Issue No. 00-03 “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and applies Statement of Position 98-1 (SOP 98-1) “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” for development costs associated with software products to be provided in a hosting environment. As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which includes direct external and internal costs for designing, coding, installing, and testing the software configuration and interfaces. Costs incurred during the preliminary project along with post-implementation stages are expensed as incurred. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. The Company capitalized $49,943 and $24,048 of software development costs in accordance with SOP 98-1 during the nine months ended September 30, 2005 and 2004, respectively.

Amortization of capitalized software development costs begins when the product is placed into service. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 4.4 years. Amortization expense was $1,756 and $1,614 during the nine months ended September 30, 2005 and 2004, respectively, and is included in Operating and development expenses on the accompanying Consolidated Statements of Operations.

The Company determined during 2005 that software purchased from a third party vendor that was capitalized as part of the development of a new platform did not satisfy all of the expected functionality requirements. The Company has discontinued its relationship with this vendor. As a result, $3,587 of previously capitalized software development costs was written-off. Additionally, the Company removed $1,922 of unpaid liabilities to this vendor directly associated with the amount that was capitalized. As a result, the Company recorded a net charge of $1,665 to Operating and development expenses on the accompanying Consolidated Statements of Operations during the nine months ended September 30, 2005.

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

Fair Value of Financial Instruments

The book value of current assets and current liabilities is considered to be representative of their fair value because of their short maturities. The book value of long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available to the Company for bank loans with similar terms and maturities. The recorded value of these items approximates their fair value.

Earnings per Share

The Company calculates earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the combination of the weighted average number of common shares outstanding and the dilutive potential common shares, such as stock options, outstanding during the period. The calculations of basic and diluted earnings per share for the three months ended September 30, 2005 and 2004 are:

	For the Three Month Period Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$49,196	99,814	$.49

Dilutive effect of stock options	—	2,781

Diluted earnings per common share	$49,196	102,595	$.48

	For the Three Month Period Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$45,407	102,904	$.44

Dilutive effect of stock options	—	2,064

Diluted earnings per common share	$45,407	104,968	$.43

Employee stock options to purchase 4,598,000 and 2,521,000 shares of common stock, with an average exercise price of $44.53 and $46.01, were outstanding during the three month periods ended September 30, 2005 and 2004, respectively, but not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive. The calculations of basic and diluted earnings per share for the nine months ended September 30, 2005 and 2004 are:

	For the Nine Month Period Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$137,089	100,792	$1.36

Dilutive effect of stock options	—	2,768

Diluted earnings per common share	$137,089	103,560	$1.32

	For the Nine Month Period Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$126,020	103,736	$1.21

Dilutive effect of stock options	—	2,305

Diluted earnings per common share	$126,020	106,041	$1.19

Employee stock options to purchase 4,598,000 and 2,554,000 shares of common stock, with an average exercise price of $44.53 and $45.48, were outstanding during the nine month periods ended September 30, 2005 and 2004, respectively, but not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive.

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

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2005	2004	2005	2004
Net Income:
As reported	$49,196	$45,407	$137,089	$126,020
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(4,814)	(3,535)	(14,245)	(10,320)

Pro forma	$44,382	$41,872	$122,844	$115,700

Basic earnings per common share
As reported	$.49	$.44	$1.36	$1.21
Pro forma	$.44	$.41	$1.22	$1.12
Diluted earnings per common share
As reported	$.48	$.43	$1.32	$1.19
Pro forma	$.43	$.40	$1.19	$1.09

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

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Gains (Losses)
Beginning balance (Dec. 31, 2004)	$5,359	$792	$6,151
Current period change	(1,263)	(468)	(1,731)

Ending balance (Sept. 30, 2005)	$4,096	$324	$4,420

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash paid/received during the nine months ended September 30 are as follows:

	2005	2004
Interest paid	$1,496	$2,073
Interest and dividends received	5,589	2,909
Income taxes paid	46,828	50,276

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment.” SFAS 123(R) revises SFAS 123 and supersedes APB 25. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, but does not change the accounting guidance for share-based payment transactions with parties other than employees. The accounting provisions of SFAS 123(R) are effective for the annual period beginning January 1, 2006. The primary impact that SFAS 123(R) will have on the Company’s financial statements is the requirement to expense the fair value of its employee stock options rather than disclosing that information in a set of pro-forma financial statements. The Company will adopt the modified prospective application transition method in accordance with SFAS 123(R) in the first quarter of 2006. The Company is in the process of evaluating the full impact that the adoption of SFAS 123(R) will have on its financial statements. Currently, the Company does not anticipate any significant changes to its equity compensation plans.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.	Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2005	December 31, 2004
Trade receivables	$25,304	$21,015
Fees earned, not billed	61,707	57,923
Other receivables	2,342	1,969

	89,353	80,907
Less: Allowance for doubtful accounts	(1,469)	(1,800)

	$87,884	$79,107

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2005	December 31, 2004
Equipment	$61,691	$60,279
Buildings	98,233	97,767
Land	9,444	9,380
Purchased software	29,777	27,653
Furniture and fixtures	16,614	15,334
Leasehold improvements	2,957	2,803
Construction in progress	2,021	948

	220,737	214,164
Less: Accumulated depreciation and amortization	(105,688)	(100,524)

Property and Equipment, net	$115,049	$113,640

Other Assets

Other Assets on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2005	December 31, 2004
Investment in unconsolidated affiliate	$49,344	$37,672
Other, net	12,907	12,837

Other assets	$62,251	$50,509

Investment in unconsolidated affiliate relates to the Company’s 43 percent ownership in the general partnership LSV Asset Management (See Note 4).

Other, net consists of long-term prepaid expenses, deposits, investments carried at cost, and various other assets.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2005	December 31, 2004
Accrued compensation	$36,759	$44,360
Accrued sub-advisor and investment officer fees	9,712	12,751
Accrued consulting	9,406	9,135
Accrued income taxes	11,561	4,239
Other accrued liabilities	56,397	69,472

Total accrued liabilities	$123,835	$139,957

Accrued sub-advisor and investment officer fees relates to services provided by fund advisors to Company-sponsored mutual funds and other investment programs.

Note 3.	Investments Available for Sale

Investments available for sale consist of:

	As of September 30, 2005
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$42,363	$—	$(1,146)	$41,217
Non-company-sponsored mutual funds	87	—	—	87
Equity securities	9,040	1,655	—	10,695

	$51,490	$1,655	$(1,146)	$51,999

	As of December 31, 2004
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$26,382	$5	$(514)	$25,873
Non-company-sponsored mutual funds	3,501	—	—	3,501
Equity securities	8,695	1,748	—	10,443

	$38,578	$1,753	$(514)	$39,817

The net unrealized holding gains at September 30, 2005 were $324 (net of income tax expense of $185) and at December 31, 2004 were $792 (net of income tax expense of $447) and are reported as a separate component of Accumulated other comprehensive gains on the accompanying Consolidated Balance Sheets. Equity securities represent a portfolio of stocks managed by the Company’s unconsolidated affiliate.

During the three months ended September 30, 2005 and 2004, the Company recognized gross realized gains from available-for-sale securities of $249 and $613, respectively. During the nine months ended September 30, 2005 and 2004, the Company recognized gross realized gains of $512 and $4,822, respectively. There were no realized losses recognized during 2005. Gross realized losses from available-for-sale securities in the three and nine month periods ended September 30, 2004 were immaterial.

At September 30, 2005, the Company had a single investment in a Company-sponsored mutual fund that has been in an unrealized loss position longer than one year. This mutual fund primarily invests in federal agency mortgage-backed securities and has a positive total return due to the amount of monthly dividends paid to the Company. The cost basis of this investment was $42,353 with a fair value of $41,207 and a gross unrealized loss of $1,146. The Company does not consider this unrealized loss as an other-than-temporary impairment because it is not a precipitous decline in market value.

Note 4.	Investment in Unconsolidated Affiliate

The Company has an investment in the general partnership LSV Asset Management (LSV). LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-adviser for a number of Company-sponsored mutual funds. The Company accounts for its interest in LSV using the equity method of accounting due to its less than 50 percent ownership. The Company’s total partnership interest in LSV was approximately 43 percent for the first nine months 2005.

For the first six months of 2004, the Company’s partnership interest in LSV was approximately 46 percent. On July 1, 2004, the Company sold a small percentage of its interest in LSV to certain other partners of LSV, reducing the partnership interest to 43 percent. Total proceeds received from the sale were $6,183 and the basis of the Company’s investment relating to the sold interest was $1,614, resulting in a total gain of $4,569. Certain partners paid the Company directly whereas certain other partners elected to finance their purchase through LSV. The Company realized $3,097 of the gain in 2004 and deferred the remaining portion of the gain of $1,472. The Company will recognize an amount of the deferred gain according to the Company’s partnership interest of the outstanding balance owed to the partnership. During the third quarter of 2005, the Company recognized $941 of the deferred gain as other income. The remaining portion of the deferred gain will be recognized by the Company when payments are received by LSV from the partners that financed their purchase. The final payments are due on January 1, 2006. The amount of the deferred gain at September 30, 2005 and December 31, 2004 is reflected as Deferred gain on the accompanying Consolidated Balance Sheets. The remaining balance of $531 of Deferred gain at September 30, 2005 reflects the amount which the Company still has at risk of the total outstanding balance owed to the partnership.

At September 30, 2005, the Company’s investment in LSV exceeded its underlying equity in the net assets of LSV by $6,447, of which $3,385 is considered finite-lived intangible assets and the remaining $3,062 is considered goodwill embedded in the investment. The finite-lived intangible assets primarily relate to customer contracts that meet the contractual-legal criterion for recognition apart from goodwill. The Company amortizes the finite-lived intangible assets on a straight-line basis over eight and a half years. The Company recorded $328 in amortization expense during the nine months ended September 30, 2005. Total accumulated amortization at September 30, 2005 was $436. No amortization expense was recorded in the first nine months of 2004. The Company does not record amortization expense associated with the embedded goodwill. The Company determines on an annual basis if its investment in LSV is impaired which includes the embedded goodwill. The Company’s investment in LSV is considered General and Administrative and is not included in a business segment.

The following table contains the condensed statements of operations of LSV for the three and nine months ended September 30:

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2005	2004	2005	2004
Revenues	$55,118	$31,643	$141,663	$81,135
Net income	$49,075	$27,592	$126,152	$70,166

The following table contains the condensed balance sheets of LSV:

	September 30, 2005	December 31, 2004
Cash and cash equivalents	$43,451	$29,962
Accounts receivable	58,435	43,413
Other current assets	214	201
Non-current assets	579	693

Total assets	$102,679	$74,269

Current liabilities	$6,296	$5,556
Partners’ capital	96,383	68,713

Total liabilities and partners’ capital	$102,679	$74,269

Note 5.	Line of Credit

On September 14, 2004, the Company entered into a three-year $200,000 Credit Agreement (the Credit Facility) replacing the Company’s $200,000 364–Day Credit Agreement which expired on September 13, 2004. The Credit Facility became available immediately and expires on September 14, 2007 at which time any aggregate principal amount of loans outstanding becomes payable in full. The Credit Facility, when utilized, will accrue interest at 0.75 percent above the London Interbank Offer Rate (LIBOR). There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the Credit Facility. The Credit Facility contains various covenants, including, but not limited to, limitations of indebtedness, maintenance of fixed charge and leverage ratios, and restrictions on certain investments. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. None of these covenants negatively affect the Company’s liquidity or capital resources. The Company was in compliance with all covenants associated with the Credit Facility during the nine month period ended September 30, 2005. During the nine month period ended September 30, 2005, the Company had no borrowings under the Credit Facility.

Note 6.	Long-term Debt

On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20 percent Senior Notes, Series A, and $15,000 of 7.27 percent Senior Notes, Series B (collectively, the Notes), in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company’s line of credit at that date. The Note Purchase Agreement, which was subsequently amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the Note Purchase Agreement limits the Company’s ability to merge or consolidate, and to sell certain assets. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $4,000 in February 2005. The remaining unpaid principal balance of the Notes at September 30, 2005 was $13,000, of which $4,000 is classified as current.

On June 26, 2001, the Company entered into a $25,000 Term Loan Agreement (the Agreement) with a separate lending institution which expires on March 31, 2006 and is payable in 17 equal quarterly installments. On August 2, 2001, the Company borrowed the full $25,000. The Agreement provides the Company the option to have interest accrued at either the lower of the Prime rate or one and thirty-five hundredths of one percent above LIBOR. The Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. None of these covenants negatively affect the Company’s liquidity or capital resources. The Company made its scheduled payments during 2005 for a total of $4,167. The remaining unpaid principal balance of the Agreement at September 30, 2005 was $2,778, which is classified as current. The interest rate being applied at September 30, 2005 was 4.84%.

The Company was in compliance with all covenants associated with its long-term debt during the nine month period ended September 30, 2005.

Note 7.	Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,003,365. Through September 30, 2005, a total of 117,677,000 shares at an aggregate cost of $966,291 have been purchased and retired. The Company purchased 3,533,000 shares at a total cost of $129,032 during the nine months ended September 30, 2005.

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

Private Banking and Trust provides investment processing, fund processing, and investment management programs to banks and other trust institutions located in the United States and Canada. Investment Advisors provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States. Enterprises provides investment management programs that offer retirement and treasury solutions to corporations, unions, municipalities, and hospitals and an endowment and foundation solution for the not-for-profit market in the United States. Money Managers provides investment processing and fund processing to investment managers and mutual fund companies located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds. Investments in New Businesses provides investment management programs and fund processing to investment advisors, corporations, and money managers located outside the United States, investment processing solutions to institutions in the United Kingdom and Continental Europe, as well as expanding our investment management programs to include affluent families who reside in the United States.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2005 and 2004. Management evaluates Company assets on a consolidated basis during interim periods.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended September 30, 2005 and 2004.

	For the Three Month Period Ended September 30, 2005
	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
Revenues	$67,793	$53,142	$22,004	$22,707	$28,013		$193,659

Operating income (loss)	$23,582	$28,978	$9,721	$3,362	$(4,131)	$(8,212)	$53,300

Other income, net							$23,377

Income before income taxes							$76,677

Depreciation and amortization	$2,531	$660	$171	$454	$513	$363	$4,692

Capital expenditures	$10,587	$4,099	$1,863	$1,323	$1,946	$1,176	$20,994

	For the Three Month Period Ended September 30, 2004
	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
Revenues	$69,360	$45,967	$18,347	$20,523	$18,781		$172,978

Operating income (loss)	$29,674	$24,995	$8,112	$3,573	$(4,747)	$(7,054)	$54,553

Other income, net							$16,674

Income before income taxes							$71,227

Depreciation and amortization	$2,050	$560	$174	$357	$401	$292	$3,834

Capital expenditures	$6,482	$2,308	$1,049	$718	$1,010	$663	$12,230

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the nine months ended September 30, 2005 and 2004.

	For the Nine Month Period Ended September 30, 2005
	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
Revenues	$211,721	$151,205	$62,939	$64,081	$79,474		$569,420

Operating income (loss)	$76,173	$80,820	$28,447	$10,223	$(15,004)	$(25,331)	$155,328

Other income, net							$59,546

Income before income taxes							$214,874

Depreciation and amortization	$7,104	$1,846	$492	$1,274	$1,501	$1,111	$13,328

Capital expenditures	$31,142	$12,731	$5,786	$4,061	$5,250	$3,654	$62,624

	For the Nine Month Period Ended September 30, 2004
	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Administrative	Total
Revenues	$218,137	$132,198	$50,617	$56,471	$51,878		$509,301

Operating income (loss)	$86,805	$72,305	$23,168	$10,457	$(13,760)	$(22,651)	$156,324

Other income, net							$41,354

Income before income taxes							$197,678

Depreciation and amortization	$6,667	$1,845	$570	$1,000	$1,193	$775	$12,050

Capital expenditures	$17,757	$5,850	$2,659	$1,839	$2,943	$1,679	$32,727

Note 10.	Income Taxes

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The Company has completed an assessment of the impact of repatriating earnings that have not been remitted to the U.S. according to the provisions of the Act. Based upon the assessment, there will not be any repatriating of earnings of controlled foreign corporations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at September 30, 2005 and 2004, the consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Our outsourcing business solutions consist mainly of investment processing, fund processing, and investment management. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as, transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of September 30, 2005, through our subsidiaries and partnerships in which we have a significant interest, we administer $321.7 billion in mutual fund and pooled assets, manage $138.5 billion in assets, and operate 22 offices in 12 countries.

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

Enterprises – provides investment management programs that offer retirement and treasury solutions to corporations, unions, municipalities, and hospitals, and an endowment solution for the not-for-profit market in the United States;

Money Managers – provides investment processing and fund processing to investment managers and mutual fund companies in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds; and

Investments in New Businesses – provides investment management programs and fund processing to investment advisors, corporations, and money managers located outside the United States and investment processing solutions to institutions in the United Kingdom and Continental Europe. This segment also includes our investment programs offered to affluent families who reside in the United States.

Financial Results

Revenues, Expenses and Income from Operations by business segment for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 were as follows:

	For the Three Month Period Ended September 30,			For the Nine Month Period Ended September 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Revenues:
Private Banking and Trust	$67,793	$69,360	(2%)	$211,721	$218,137	(3%)
Investment Advisors	53,142	45,967	16%	151,205	132,198	14%
Enterprises	22,004	18,347	20%	62,939	50,617	24%
Money Managers	22,707	20,523	11%	64,081	56,471	13%
Investments in New Businesses	28,013	18,781	49%	79,474	51,878	53%

Total revenues	193,659	172,978	12%	569,420	509,301	12%

Operating and development expenses:
Private Banking and Trust	35,831	30,217	19%	108,655	101,300	7%
Investment Advisors	18,076	13,785	31%	51,611	38,124	35%
Enterprises	6,796	5,502	24%	19,010	13,751	38%
Money Managers	15,716	13,517	16%	43,433	35,491	22%
Investments in New Businesses	23,214	15,940	46%	68,431	43,623	57%

Total operating and development expenses	99,633	78,961	26%	291,140	232,289	25%

Sales and marketing expenses:
Private Banking and Trust	8,380	9,469	(12%)	26,893	30,032	(10%)
Investment Advisors	6,088	7,187	(15%)	18,774	21,769	(14%)
Enterprises	5,487	4,733	16%	15,482	13,698	13%
Money Managers	3,629	3,433	6%	10,425	10,523	(1%)
Investments in New Businesses	8,930	7,588	18%	26,047	22,015	18%

Total sales and marketing expenses	32,514	32,410	—	97,621	98,037	—

Income from business segments:
Private Banking and Trust	23,582	29,674	(21%)	76,173	86,805	(12%)
Investment Advisors	28,978	24,995	16%	80,820	72,305	12%
Enterprises	9,721	8,112	20%	28,447	23,168	23%
Money Managers	3,362	3,573	(6%)	10,223	10,457	(2%)
Investments in New Businesses	(4,131)	(4,747)	13%	(15,004)	(13,760)	(9%)

Total income from business segments	61,512	61,607	—	180,659	178,975	1%
General and administrative expenses	8,212	7,054	16%	25,331	22,651	12%

Income from operations	53,300	54,553	(2%)	155,328	156,324	(1%)
Other income, net	23,377	16,674	40%	59,546	41,354	44%

Income before income taxes	76,677	71,227	8%	214,874	197,678	9%
Income taxes	27,481	25,820	6%	77,785	71,658	9%

Net income	$49,196	$45,407	8%	$137,089	$126,020	9%

Diluted earnings per share	$.48	$.43	12%	$1.32	$1.19	11%

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances (In millions)	As of September 30,		Percent Change
	2005	2004
Assets invested in equity and fixed-income programs	$69,875	$57,624	21%
Assets of unconsolidated affiliate invested in equity and fixed-income programs	43,192	26,835	61%
Assets invested in collective trust fund programs	13,864	12,304	13%
Assets invested in liquidity funds	11,607	13,068	(11%)

Assets under management	138,538	109,831	26%
Client proprietary assets under administration	183,163	165,628	11%

Assets under management and administration	$321,701	$275,459	17%

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

Consolidated Summary

Consolidated revenues increased $20.7 million, or 12 percent, to $193.7 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. For the nine month period ended, revenues increased $60.1 million, or 12 percent, to $569.4 million compared to the prior year period. Income from operations decreased $1.3 million, or two percent, to $53.3 million and operating margin decreased to 28 percent from 32 percent for the three month period. For the nine month period, income from operations declined slightly to $155.3 million and operating margin decreased to 27 percent from 31 percent. In the three month period, net income increased $3.8 million, or eight percent, to $49.2 million and diluted earnings per share increased to $.48 per share as compared to $.43 per share a year ago, an increase of 12 percent. In the nine month period, net income increased $11.1 million, or nine percent, to $137.1 million and diluted earnings per share increased to $1.32 per share as compared to $1.19 per share a year ago, an increase of 11 percent. In our opinion, the following items had a significant impact on our financial results for the three and nine month periods:

•	The increase in revenues in both comparable periods was primarily driven by increased asset-based fees in our Investment Advisors, Enterprises and Investments in New Businesses segments due to capital market appreciation in 2004 and 2005. Rising capital markets increased the value of assets we manage for our existing clients, causing our base revenues to increase.

•	New sales in our Enterprises, Money Managers and Investments in New Businesses segments also contributed to our revenue growth. We believe these sales of new business were due to a growing acceptance of our new and existing strategies and solutions in our target markets.

•	Non-recurring investment processing project fees in our Private Banking and Trust segment increased $6.0 million during the first nine months of 2005 compared to the prior year due to conversions of new bank clients, mergers and the deconversion of an existing client.

•	Recurring investment processing revenues in our Private Banking and Trust segment increased $4.3 million during the first nine months of 2005 compared to the prior year due primarily to new sales of our BSP solutions; however, this increase was partially offset by the loss of a significant large bank client of our ASP solutions.

•	Fund processing fees in the Private Banking and Trust segment decreased $11.9 million during the first nine months of 2005 compared to the prior year primarily from the loss of fund processing bank clients. Certain of these client losses, however, caused a corresponding reduction in direct fund processing expenses, minimizing the effect on our margins.

•	In the Investment Advisors and Enterprises segments, revenues during the nine month period in 2005 were affected by the recognition on a gross basis of $7.1 million of third party advisory fees related to our separate account program and pass-through fees associated with our 401(k) recordkeeping offering beginning in mid-2004. In the prior year comparable period, these revenues were reported net of the costs. This had the effect of increasing revenues and expenses by the same amount. The recognition of these revenues and expenses had no impact on the comparative figures for the three month periods because the accounting treatment was consistent between these timeframes.

•	We continued to make significant expenditures for the development of our Global Wealth Platform as we progress through the development phase of this platform. The majority of these costs are eligible for capitalization; however, a portion is not eligible and is expensed as incurred. We capitalized $49.9 million in the nine months ended September 30, 2005 and $24.0 million in the comparable period of 2004 in software development costs for this platform. We expect to incur significant development costs throughout the remainder of 2005 and 2006.

•	In the first quarter, it was determined that software purchased from a third party vendor intended for use in our Global Wealth Platform did not satisfy all of the expected functionality requirements. Prior capitalized development costs and associated unpaid liabilities were written-off, resulting in a net charge against earnings of $1.7 million during the nine month period. This charge impacted all of our business segments.

•	Consolidated operating margins declined in both periods due to increased personnel and other operating costs for investment management operations and business outsourcing solutions.

•	During the third quarter, the Money Manager segment lost the domestic mutual fund accounting component of a client relationship. The loss of this business will have little impact on the fourth quarter and any profit impact in 2006 is expected to be offset by new business within the segment.

•	Net income during both periods was primarily boosted by our investment in LSV. LSV recorded significant growth in revenues and earnings, mainly due to capital market appreciation and new sales. We currently have a 43 percent interest in LSV. Our earnings from LSV grew $9.1 million, or 77 percent, in the three month period and $22.3 million, or 71 percent, in the nine month period as compared to the prior year periods.

•	We continued our stock repurchase program during 2005 and purchased approximately 1.1 million shares at an average price of approximately $37 per share in the third quarter and approximately 3.5 million shares, also at an average price of approximately $37 per share, in the nine month period. This caused our diluted earnings per common share to grow at a faster rate than our earnings.

Business Segments

Private Banking and Trust

	For the Three Months Ended September 30,		Percent Change	For the Nine Months Ended September 30,		Percent Change
	2005	2004		2005	2004
Revenues:
Investment processing fees	$54,952	$54,381	1%	$172,668	$166,602	4%
Fund processing fees	4,283	6,247	(31%)	13,367	25,288	(47%)
Investment management fees	8,558	8,732	(2%)	25,686	26,247	(2%)

Total revenues	$67,793	$69,360	(2%)	$211,721	$218,137	(3%)

Revenues declined $1.6 million, or two percent, in the three month period and $6.4 million, or three percent, in the nine month period ended September 30, 2005 and were primarily affected by:

•	The loss of fund processing bank clients in 2004;

•	The deconversion of a large investment processing bank client, net of any related non-recurring fees; partially offset by

•	An increase in non-recurring investment processing project fees related to the conversions of several large bank clients; and

•	Increased investment processing fees from the addition of a large investment processing client and cross sales to existing clients.

Operating margins decreased to 35 percent, as compared to 43 percent in the three month period and to 36 percent, as compared to 40 percent in the nine month period. Operating income decreased by $6.1 million, or 21 percent, in the three month period and $10.6 million, or 12 percent, in the nine month period and was primarily affected by:

•	Increased non-capitalized investment spending associated with the development of our Global Wealth Platform;

•	Increased personnel and other operational costs necessary to deliver business outsourcing solutions;

•	The write-off of previously capitalized development costs for our Global Wealth Platform in the first quarter of 2005;

•	A decrease in revenues; and

•	A one-time reduction in direct expenses from the loss of a large bank client in the third quarter of 2004; partially offset by

•	Reduced sales compensation expenses due to the timing of sales events; and

•	Non-recurring costs in 2004 associated with the relocation of our data center processing facility.

Investment Advisors

Revenues increased $7.2 million, or 16 percent, in the three month period and $19.0 million, or 14 percent, in the nine month period ended September 30, 2005 and were primarily affected by:

•	Increased investment management fees from existing clients due to the appreciation of assets under management caused by capital market appreciation during 2004 and 2005; and

•	The recognition on a gross basis of $5.4 million in the first half of 2005 of pass-through revenue associated with our 401(k) recordkeeping offering and third party advisory fees related to our separate account program. The recognition of these revenues had no impact on the comparative figures for the three month periods because the accounting treatment was consistent between these timeframes.

Operating margins remained flat at 54 percent in the three month period and declined to 54 percent, as compared to 55 percent in the nine month period. Operating income increased by $4.0 million, or 16 percent, in the three month period and $8.5 million, or 12 percent, in the nine month period and was primarily affected by:

•	An increase in revenues; and

•	Non-recurring, estimated costs in the first quarter of 2004 of $1.2 million in connection with the migration of client data to a new platform for processing third party mutual funds; partially offset by

•	Increased non-capitalized investment spending associated with the development of our Global Wealth Platform;

•	Increased personnel costs related to investment management operations;

•	The write-off of previously capitalized development costs for our Global Wealth Platform in the first quarter of 2005; and

•	The recognition of pass-through revenues and expenses mentioned above, which had the effect of increasing revenues and expenses by the same amount and negatively impacting operating margin. The recognition of these revenues and expenses had no impact on the comparative figures for the three month periods because the accounting treatment was consistent between these timeframes.

Enterprises

Revenues increased $3.7 million, or 20 percent, in the three month period and $12.3 million, or 24 percent, in the nine month period ended September 30, 2005 and were primarily affected by:

•	Asset funding from new sales of our retirement solutions, mainly to large corporations;

•	Increased assets under management from existing clients caused by capital market appreciation during 2004 and 2005; and

•	The recognition on a gross basis of $1.7 million in the first half of 2005 of pass-through revenue associated with our 401(k) recordkeeping offering in mid-2004. The recognition of these revenues had no impact on the comparative figures for the three month periods because the accounting treatment was consistent between these timeframes.

Operating margins remained flat at 44 percent in the three month period and declined to 45 percent, as compared to 46 percent in the nine month period. Operating income increased $1.6 million, or 20 percent, in the three month period and $5.3 million, or 23 percent, in the nine month period and was primarily affected by:

•	An increase in revenues; less

•	Increased personnel costs related to investment management operations; and

•	The recognition of pass-through revenues and expenses mentioned above, which had the effect of increasing revenues and expenses by the same amount and negatively impacting operating margin. The recognition of these revenues and expenses had no impact on the comparative figures for the three month periods because the accounting treatment was consistent between these timeframes.

Money Managers

Revenues increased $2.2 million, or 11 percent, in the three month period and $7.6 million, or 13 percent, in the nine month period ended September 30, 2005 and were primarily affected by:

•	Sales of new business including sales of our separately managed account processing solution;

•	Cash flows from existing clients; and

•	Sales of additional products to our existing clients; partially offset by

•	Client losses; and

•	A $600 thousand non-recurring fee related to the buyout of an existing contract in the third quarter of 2004.

Operating margins decreased to 15 percent, as compared to 17 percent in the three month period and to 16 percent, as compared to 19 percent in the nine month period. Operating income decreased $200 thousand, or six percent, in the three month period and $200 thousand, or two percent, in the nine month period, and was primarily affected by:

•	Increased investment spending in connection with the build out of our separately managed account and alternative investments operations; and

•	Increased spending on personnel and other operating costs to support new business; partially offset by

•	One-time operational costs recognized in the third quarter of 2004; and

•	An increase in revenues.

Investments in New Businesses

Revenues increased $9.2 million, or 49 percent, in the three month period and $27.6 million, or 53 percent, in the nine month period ended September 30, 2005 and were primarily affected by:

•	Asset funding from new and existing investment management relationships with institutions and investment advisors in Continental Europe, the United Kingdom, Canada and Hong Kong; and

•	Increased assets under management from existing clients caused by capital market appreciation in 2004 and 2005; partially offset by

•	The loss of a large distributor client in Continental Europe during the third quarter of 2005.

Losses from operations declined by $600 thousand, or 13 percent, in the three month period and increased by $1.2 million, or nine percent in the nine month period and were primarily affected by:

•	Increased direct expenses associated with higher levels of assets from new and existing clients, net of a reduction in direct cost associated with the loss of the large distributor client mentioned above;

•	Increased non-capitalized investment spending associated with the development of our Global Wealth Platform;

•	Increased personnel and other operational costs necessary to deliver business outsourcing solutions;

•	The write-off of previously capitalized development costs for our Global Wealth Platform in the first quarter of 2005; partially offset by

•	An increase in revenues.

Other

General and administrative expenses

General and administrative expenses primarily consist of corporate overhead costs and other costs not directly attributable to a reportable business segment. The increase in these expenses was primarily due to general overhead costs and resources and associated expenses for our corporate compliance program, some of which were non-recurring and related to new regulations of the Sarbanes-Oxley Act of 2002.

Other Income

Other income on the accompanying Consolidated Statements of Operations consists of the following:

	For the Three Months Ended September 30,		Percent Change	For the Nine Months Ended September 30,		Percent Change
	2005	2004		2005	2004
Equity in the earnings of unconsolidated affiliate	$20,956	$11,859	77%	$53,818	$31,542	71%
Net gain (loss) from investments	(130)	439	N/A	219	4,730	(95%)
Interest income	1,979	1,184	67%	5,739	3,021	90%
Interest expense	(369)	(497)	(26%)	(1,171)	(1,628)	(28%)
Other	941	3,689	(74%)	941	3,689	(74%)

Total other income, net	$23,377	$16,674	40%	$59,546	$41,354	44%

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations includes our less than 50 percent ownership in the general partnership of LSV (See Note 4 to the Consolidated Financial Statements). The increase in LSV’s net earnings was due to an increase in assets under management and performance fees. The increase in assets managed by LSV was due to market appreciation and sales of new business.

Net gain from investments consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Realized gain from sales of marketable securities	$249	$608	$512	$4,815
Increase (decrease) in fair value of derivative financial instruments	(379)	(169)	(293)	(193)
Other realized gains (losses)	—	—	—	108

Net gain (loss) on investments	$(130)	$439	$219	$4,730

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

Interest income is earned based upon the amount of cash that is invested daily. Fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period and/or changes in interest rates. The increase in interest income in the nine month period of 2005 was primarily due to an increase in interest rates and investments of cash into higher-yielding investment vehicles.

Interest expense is directly attributable to our long-term debt and other borrowings. Interest expense for the nine months ended September 30, 2005 decreased over the comparable period mainly due to the lower principal balances of debt outstanding.

Income Taxes

Our effective tax rates were 36.20 percent and 36.25 percent for the nine months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005 and 2004, our effective rates were 35.80 percent and 36.25 percent, respectively. The decrease in effective rates in both periods was due to a favorable resolution of a routine audit conducted by the Internal Revenue Service on previously filed tax returns.

Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2005	2004
Net cash provided by operating activities	$142,955	$119,446
Net cash used in investing activities	(73,695)	(10,468)
Net cash used in financing activities	(152,517)	(121,160)

Net decrease in cash and cash equivalents	(83,257)	(12,182)
Cash and cash equivalents, beginning of period	216,966	199,953

Cash and cash equivalents, end of period	$133,709	$187,771

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. We currently have a Credit Facility that provides for borrowings of up to $200.0 million. The availability of the Credit Facility is subject to the compliance with certain covenants set forth in the agreement. At September 30, 2005, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $133.7 million and the full amount available through the Credit Facility of $200.0 million.

Net cash provided by operating activities increased $23.5 million during the first nine months in 2005 as compared to 2004 due to the increase in net income and non-cash items, which primarily consists of additional deferred taxes. The increase in deferred taxes was due to the higher amount of software development costs eligible for capitalization and currently deductible for tax purposes.

Net cash used in investing activities primarily includes the capitalization of costs incurred in developing computer software, purchases and sales of available-for-sale securities, and capital expenditures. Net cash used in investing activities increased $63.2 million during the first nine months in 2005 as compared to the prior year period. As was the case in the past several years, we have continued to invest in the development of our new Global Wealth Platform. Many of these expenditures in prior years were related to research and design and, therefore, not eligible for capitalization. As we are currently in the application development stage of the project, a larger portion of our expenditures are for development, rather than research and design, and are eligible for capitalization under accounting rules. Capitalized software development costs were $49.9 million in 2005 as compared to $24.0 million in 2004.

In 2005, we had $11.3 million in net purchases of available-for-sale securities versus $16.1 million in net redemptions of available-for-sale securities in 2004. Purchases of available-for-sale securities in 2005 mainly comprised additional investments made into a company-sponsored mutual fund for regulatory compliance purposes. Capital expenditures in 2005 primarily include computer systems and equipment to support our ongoing operations. During the third quarter, we began construction of an additional building at our corporate headquarters. The total cost of the expansion is estimated to be at least $15.0 million and is expected to be completed by the second half of 2006.

Net cash used in financing activities primarily includes principal payments of our debt, the repurchase of our common stock and dividend payments. Principal payments on our long-term debt were $8.2 million in 2005 and $11.8 million in 2004. Our long-term debt is subject to various covenants contained in each lending agreement. Currently, these covenants do not negatively affect our liquidity.

Our Board of Directors has authorized the repurchase of our common stock of up to $1.0 billion. Through October 31, 2005, we repurchased approximately 117.7 million shares of our common stock at a cost of $966.3 million and had $37.1 million of authorization remaining for the purchase of our common stock under this program. Currently, there is no expiration date for our common stock repurchase program.

Cash dividends paid were $21.3 million or $.21 per share in the first nine months of 2005 and $19.7 million or $.19 per share in the first nine months of 2004. Our Board of Directors intends to declare future dividends on a semi-annual basis.

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

The Company and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with the Securities and Exchange Commission (SEC) as an investment adviser, a broker-dealer, a transfer agent, an investment company or with the United States Office of Thrift Supervision or state banking authorities as a trust company. Our broker-dealer is also a member of the National Association of Securities Dealers and is subject to its rules and oversight. In addition, various subsidiaries of the Company are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom and the Republic of Ireland. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment companies and their service providers could have a significant impact on us. We have responded and are currently responding to various regulatory examinations, inquiries and requests. One of these regulatory requests and inquiries relate to the payment by certain of our subsidiaries of expenses related to the marketing and distribution of shares of certain mutual fund clients of our fund administration and distribution business. As a result of these examinations, inquiries and requests, we are generally implementing changes and reviewing our compliance procedures and business operations. These activities resulted in an increased level of general and administrative costs that continued during the nine month period ended September 30, 2005.

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

Price Risk – We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that our funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. To provide protection against potential fair value changes for these investments, we have entered into various derivative financial instruments. As of September 30, 2005, we held derivative financial instruments with a notional amount of $11.6 million with terms of less than one year. Changes in the fair value of the derivative financial instruments are recognized in current period earnings, whereas, the change in the fair value of the investment is recorded on the balance sheet in other comprehensive income. Therefore, changes in the fair value of the derivative financial instrument and changes in the fair value of the investment are not recognized through earnings in the same period. We did not enter into or hold any derivative financial instruments for trading purposes during 2005 or 2004.

Earnings include losses of $293 thousand and $193 thousand in the nine month periods ended September 30, 2005 and 2004, respectively, relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of our investments would be:

Investment	Hypothetical Change In Value
Mutual Funds	$4,130
Equities	1,160

$5,290

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

(b)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(e)	Our Board of Directors has authorized the repurchase of up to $1.0 billion of our common stock, which includes an additional authorization of $50.0 million on September 12, 2005. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended September 30, 2005 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – 31, 2005	—	—	—	$28,944,000
August 1 – 31, 2005	587,000	37.69	587,000	6,818,000
September 1 – 30, 2005	537,000	36.77	537,000	37,074,000

Total	1,124,000	37.25	1,124,000

Item 6.	Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date: November 7, 2005	By:	/s/ DENNIS J. MCGONIGLE
Dennis J. McGonigle
Chief Financial Officer