Form 10-K
period 2005-12-31
SEI INVESTMENTS CO
filed 2006-03-16
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0 - 10200

SEI INVESTMENTS COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1707341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Freedom Valley Drive, Oaks, Pennsylvania	19456-1100
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 610-676-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $2.5 billion based on the closing price of $37.35 as reported by NASDAQ on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the common stock of the registrant.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 15, 2005:

Common Stock, $.01 par value	98,951,281

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

1.	The definitive proxy statement relating to the registrant’s 2006 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

SEI Investments Company

Fiscal Year Ended December 31, 2005

PART I

Forward Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain known and unknown risks, uncertainties and other factors, many of which are beyond our control, and are not limited to those discussed in Item 1A, “Risk Factors.” All statements that do not relate to historical or current facts are forward-looking statements. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated products and markets, future revenues, capital expenditures, expansion plans, future financing and liquidity, personnel, and other statements regarding matters that are not historical facts or statements of current condition.

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

Item 1. Business.

Overview

SEI (NASDAQ:SEIC) is a leading global provider of asset management services and investment technology solutions. The company’s innovative solutions help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. As of December 31, 2005, through our subsidiaries and partnerships in which we have a significant interest, we administer $312.1 billion in mutual fund and pooled assets, manage $148.5 billion in assets, and operate from more than 20 offices in over a dozen countries.

We offer wealth management business solutions to:

•	Individual investors, including trusts, affluent individuals and families,

•	Institutional investors, and

•	Wealth management service firms that serve individual and institutional investors.

Most of our products and services are known as business process outsourcing solutions. We provide the necessary expertise and capabilities to take complete responsibility for selected wealth management business processes, enabling clients to outsource these processes to us.

Our wealth management business solutions include:

•	Investment processing and fund processing outsourcing solutions for banks, trust institutions, investment managers, and other wealth service firms,

•	Investment management and administrative outsourcing solutions for institutional investors, retirement plan sponsors, and not-for-profit organizations, and

•	Integrated investment processing, investment management and other wealth management outsourcing solutions for banks, investment advisors, and other wealth advisory firms who serve affluent investors.

General Development of the Business

For over 35 years, SEI has been a leading provider of outsourcing solutions for the financial services industry. Key milestones include:

1968 -	Began doing business as Simulated Environments, Inc. providing computer-based training simulations for bank loan officers.
1972 -	Developed investment accounting software and processing services for bank trust departments.
1981 -	Became a public company.
1982 -	Entered the asset management business, introducing money market mutual funds for banks.
1990 -	Offered fund accounting services to banks and other mutual fund sponsors.
1993 -	Developed ‘Manager of Manager’ asset management programs for investment advisors and institutional investors.
1996 -	Began offering asset management programs to investors in Canada, Europe, South Africa, Asia and other global markets.

Strategy

We seek to achieve growth in earnings and shareholder value by strengthening our position as a provider of wealth management business solutions. Business strategies to achieve this objective include:

•	Help “baby boomers” manage their life and wealth goals. We are enhancing our solutions to enable our wealth service firm clients to better serve their clients, many of who are members of the post-World War II “baby boom” generation now approaching retirement. Baby boomers demand a holistic wealth management experience that focuses on their life goals and provides them with an integrated array of financial services. Our strategy is to help these investors identify their goals, and offer comprehensive life and wealth advisory services including life planning, investments and other financial services.

•	Help corporations manage retirement plans. Under-funded pension plans threaten the financial health of many corporations. Companies may not align their pension plan design with corporate finance objectives. Our strategy is to help retirement plan sponsors evaluate the impact of their pension plans on the overall financial health of the organization and to deliver customized solutions that integrate pension and corporate finance, including asset management programs and administrative outsourcing solutions.

•	Create broader solutions for wealth service firms. Global banks, investment managers, and other wealth service firms demand greater efficiencies and additional capabilities to support their clients and improve their business success. Our strategy is to enhance investment processing and fund processing services, and offer broader outsourcing solutions to these institutions.

•	Expand into global markets. Our strategy is to adapt the above wealth management solutions to meet the needs of institutions and investors in non-U.S. markets.

Fundamental Principles

We are guided by these fundamental principles in managing the business and adopting these growth strategies:

•	Achieve organic growth in revenue and earnings. We seek to grow the business by providing additional services to clients, adding new clients, introducing new products, and adapting products for new markets.

•	Forge long-term client relationships. We strive to achieve high levels of customer satisfaction so we may forge close and long lasting client relationships. We believe these intimate relationships enable us to market additional services, and acquire knowledge and insights that fuel the product development process.

•	Invest in product development. We continually enhance our products and services to keep pace with industry developments, regulatory requirements, and the emerging needs of markets and clients. We believe investments in research and development give us a competitive advantage in our markets.

•	Adopt business models which generate recurring revenues and positive cash flows. Recurring revenues generate predictable cash flows, which serve as a source of funds for continuing operations, investments in new products, common stock repurchases, dividend payments, and principal and interest payments on debt.

•	Leverage investments across the business. We design and implement product solutions and business process capabilities to serve the needs of multiple markets. This philosophy avoids duplicative research and development efforts, facilitates the design of comprehensive solutions, and promises potential operating efficiencies which benefit corporate profitability.

•	Create value for our shareholders. The objective of achieving long-term sustainable growth in revenues and earnings strongly influences the management of our business. This philosophy guides corporate management practices, strategic planning activities, and employee compensation practices.

Products and Services

Investment Processing

We offer investment processing services to U.S. banks, trust companies, investment managers, and European private banks. Investment processing services are an integral component of our wealth management business solutions offered to banks and investment advisors. Our proprietary software system, TRUST 3000®, supports our U.S. investment processing business by serving as the system of record for trust institutions. TRUST 3000® is a complete trust accounting and investment system that provides straight-through-business processing for investment transactions for multiple types of investment accounts, including personal trust, corporate trust, institutional trust, and non-trust investment accounts.

Through the integrated investment functionality of TRUST 3000®, we support the full range of activities for wealth management including:

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

Investment Management Programs

We offer investment management programs to affluent investors and families, and institutional investors. These programs are built around investment strategies which are tailored to meet the needs of different investors, taking into consideration their objectives and risk tolerances. Investment management programs consist of mutual funds and separate account programs. Mutual funds cover multiple asset classes including money market, equity, fixed-income and alternative investment portfolios, primarily in the form of registered investment companies. Mutual funds are organized into trusts which are governed by various boards of trustees. We serve as the administrator, transfer agent, investment advisor and distributor for many of these funds. The investment advisory and distribution contracts are subject to annual renewal by the board of trustees of the funds. These contracts provide for the payment of fees to us based on a percentage of the average daily net assets of each fund.

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

As of December 31, 2005, we managed $100.7 billion in total assets, net of assets managed by our unconsolidated affiliate, including $74.2 billion invested in our fixed-income and equity funds or through separately managed account programs, $12.5 billion invested in our liquidity funds and $14.0 billion invested in our collective trust fund programs.

Fund Processing

We offer fund administration and distribution services to U.S. banks, investment management firms and investment companies that sponsor and distribute mutual funds and other U.S. regulated investments. We also offer these services to investment managers worldwide that sponsor and distribute alternative investments, including hedge funds, fund of funds, private equity funds, and other investment vehicles.

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

We also offer operational outsourcing solutions for the administration and management of separately managed account programs.

As of December 31, 2005, we administered $163.5 billion in non-SEI mutual funds and other pooled assets.

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

Enterprises – provides investment management programs that offer retirement solutions to corporations, unions, municipalities, and hospitals, and an endowment and foundation solution for the not-for-profit market in the United States;

Money Managers – provides fund investment processing and institutional and separate account operational outsourcing solutions to traditional investment managers located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds; and

Investments in New Businesses – provides investment management programs and fund processing to investment advisors, corporations, and money managers located outside the United States and investment processing solutions to institutions in the United Kingdom and continental Europe. This segment also includes our investment management programs offered to affluent families residing in the United States.

The percentage of consolidated revenues generated by each business segment for the last three years was:

	2005	2004	2003
Private Banking and Trust	37%	42%	49%
Investment Advisors	27%	26%	25%
Enterprises	11%	10%	10%
Money Managers	11%	11%	8%
Investments in New Businesses	14%	11%	8%

	100%	100%	100%

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

Banks using our ASP services outsource investment processing technology software and processing but retain responsibility for investment operations, client administration, and investment management. We own and maintain all investment processing technology applications. Clients operate our software remotely while fully supported by our data center using dedicated telecommunications networks. The ASP model includes a dedicated relationship team that supports our client’s business. We assist our clients with strategically reevaluating their systems and process needs as their businesses change.

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

New clients undergo a system implementation process during which we convert client data and train the client on the use of our systems. Implementations for a large bank conversion are led by a project team which assists the client with business reengineering efforts. The time period for conversions can range from a few months for small institutions to 15 months or more for large institutions.

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

We also offer banks and trust institutions a fund processing solution. Contracts with bank mutual fund complexes for fund processing services have terms that are from two to five years. Fees are primarily earned as a percentage of average assets under administration of the bank mutual fund complexes. Our principal competitors include The BISYS® Group, Inc., Federated Investors, Inc., PFPC Worldwide Inc., a member of the PNC Financial Services Group, Inc., State Street Bank and Trust Company, and other investment company administrators.

Some of our bank clients participate in our investment management programs. These banks offer their clients the ability to invest in our mutual funds or our separate account programs. Fees are primarily earned as a percentage of assets under management.

At December 31, 2005, we had significant relationships with approximately 150 banks and trust institutions, including trust departments of 8 of the 15 largest United States banks. We also had single-product relationships with approximately 200 additional banks and trust institutions.

Investment Advisors

The Investment Advisors segment offers wealth management solutions to registered investment advisors, many of whom are affiliated with or are registered as independent broker-dealers, financial planners, and life insurance agents located throughout the United States. These financial advisors outsource many aspects of their investment process, back-office operations, marketing, and client reporting and administration to us. The comprehensive solution allows our clients to focus their resources on creating financial plans, implementing investment strategies, and educating and servicing their customers. These financial advisors customize portfolios to include separate account managers as well as mutual funds. Our wealth and investment programs are designed to attract the assets of affluent or high-net-worth individual investors (defined as individuals with over $500,000 of investable assets) and small to medium-sized institutional plans.

Although we have agreements with over 4,000 financial advisors, our business is based primarily on approximately 1,200 clients who, at December 31, 2005, had at least $5.0 million each in customer assets invested in our mutual funds and separately managed accounts.

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

Our goal-based investment program was first introduced during 2004. This program, totaling over $2.5 billion in assets at the end of 2005, is designed to assist higher-net-worth investors with a system for portfolio construction to support customers with multiple goals across diverse risk and time parameters.

In 2005, we introduced a lending program for end clients backed by the securities held in their investment account. This provides customers with another alternative for liquidity on their assets held with SEI while avoiding the tax burden of selling securities.

In 2005, we continued our strategy of expanding the scope of our offering to advisors and their end clients to address the needs of high-net-worth individuals. SEI Wealth Network® is a program through which qualified advisors may participate in our branded network to deliver a comprehensive wealth advice and solution offering to their clients, including financial management, estate planning, insurance, and other wealth needs. We currently have seven advisors with franchise agreements.

Enterprises

The Enterprises segment offers a retirement plan outsourcing solution to corporations, unions, municipalities, hospitals, and other institutional investors located in the United States, and an endowment and foundation solution for not-for-profit organizations located in the United States. Clients can outsource their entire investment management needs and the administration for defined benefit, defined contribution, funded welfare and non-qualified deferred compensation plans as well as the administration of endowment and foundation asset pools.

The outsourcing program provides a strategic platform integrating the Manager-of-Managers investment process, plan administration services, and consulting services. Plan administration services include trustee, custodial, benefit payment services, record-keeping services, and donor administration. Consulting services include actuarial services, asset liability modeling, and the customization of an asset allocation plan that is designed to meet long-term objectives.

By outsourcing retirement plan services, we believe clients benefit from an investment approach which is built around an investment plan designed to meet the client’s long-term needs, and an investment process that removes the responsibility of manager selection, is designed to reduce business risk, provide ongoing due diligence, and increase operational efficiency.

Fees are primarily earned as a percentage of average assets under management. At December 31, 2005, our primary client base consisted of approximately 330 clients. The principal competitor for this segment is Frank Russell Company, a subsidiary of Northwestern Mutual.

Money Managers

The Money Managers segment offers fund investment processing and institutional and separate account operational outsourcing solutions to traditional investment managers located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds. Investment managers can outsource to us the back-office operations associated with operating an investment fund. By outsourcing fund and investment processing services, we believe investment managers benefit from reduced risk, improved accuracy, and receive tools to better manage their business.

Contracts for our fund and investment processing solutions generally have terms ranging from one to five years. Fees are primarily earned as a percentage of average assets under management and administration. At December 31, 2005, we provided our fund processing solutions to approximately 155 investment management companies and alternative investment managers. Our principal competitors for this segment include The BISYS® Group, Inc., Citco, PFPC Worldwide Inc., a member of the PNC Financial Services Group, Inc., State Street Bank and Trust Company, and GlobeOp®.

Investments in New Businesses

The Investments in New Businesses segment represents several other business ventures intended to expand our investment management programs and services to private banks, high-net-worth investors, pension plans, governmental organizations, and private corporations in certain foreign countries. This segment also includes other new initiatives in U.S. markets.

Using the same asset management disciplines that have benefited U.S. clients, investment management solutions are tailored to the needs of institutional and affluent individual investors in offshore markets. Our approach is to offer a coherent global business solution consistent with our U.S. strategy of providing portfolio solution offerings rather than individual products. These portfolio solution offerings are focused on allocation of assets among the portfolio’s specialist money managers, and direction and evaluation of the investment services provided by these selected managers. Additionally, our services include the delivery of local investment management as part of a portfolio solution, and local distribution and marketing.

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

At December 31, 2005, there were approximately 220 clients for the global business and approximately 100 for the family wealth solution. Principal competitors for the global business are Frank Russell Company and Northern Trust. The principal competitors for the family wealth solution are diversified financial services providers focused on the high-net-worth and ultra-high-net-worth market.

Business Segment Restructuring

Effective January 1, 2006, the structure of our business segments will be changing. The following business lines will move from one business segment to another: the global institutional business of the Investments in New Businesses segment will move to the Enterprises segment, the franchise offering business of the Investment Advisors segment will move to the Investments in New Businesses segment, and the mutual fund processing business of the Private Banking & Trust segment will move to the Money Managers segment.

Our strategic goal is to expand and deliver all of our business solutions globally. Originally, business segments were organized around our operations in the United States, and our non-U.S. operations were included in the Investments in New Businesses segment. As our non-U.S. businesses mature and our business solutions gain acceptance in offshore markets, we will consolidate the U.S. and non-U.S. activity into one globally-managed business segment. Our global institutional solution has reached this point and, therefore, we will move this business from the Investments in New Businesses segment to the Enterprises segment.

Within the Investment Advisors segment, our advisor clients could enter into fundamentally different business relationships with us. Those advisors in the SEI Wealth Network® could partner with us for many activities, including the adoption of a single, uniform end-to-end client process and the use of a common end-client solution set. Our other advisor clients enter into a more traditional relationship with separate fee structures and they retain more discretion over the end-client process and end-client deliverables. Accordingly, these two groups of advisor clients seek different services from us. In order to achieve focus on each of these efforts and in recognition of their different needs, we will separate those advisors who are part of the SEI Wealth Network® from our traditional advisors and consolidate them with other wealth initiatives included in the Investments in New Businesses segment.

Also, our current bank clients who utilize our registered mutual fund processing solutions included in the Private Banking and Trust segment will be reported in the Money Mangers segment. We believe this will enable us to deliver a more consistent solution to all fund processing clients leveraging our domain expertise.

As a result of these changes, our business segments in 2006 will be:

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

Enterprises – provides investment management programs that offer retirement solutions to corporations, unions, municipalities, and hospitals, and an endowment and foundation solution for the not-for-profit market located in and outside of the United States;

Money Managers – provides fund investment processing and institutional and separate account operational outsourcing solutions to banks, investment managers and mutual fund companies in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds; and

Investments in New Businesses – provides investment management programs to investment advisors and banks located outside the United States and investment processing solutions to banks and trust institutions in the United Kingdom and continental Europe. This segment also includes our investment management programs offered to affluent families residing in the United States both directly and through the SEI Wealth Network®.

Finally, we are evaluating the requirement to consolidate the accounts of the general partnership of LSV Asset Management (LSV), formerly an unconsolidated affiliate. Due to the unsecured guaranty agreement described below and other elements of our relationship, we may begin to report our interest in LSV as a separate business segment in 2006. Also as a result of the agreement, we may be required to consolidate the accounts of LSV Employee Group, LLC (LSV Employee Group), a limited liability company which is owned by certain current employees of LSV and holds an interest in the partnership.

In 2006, prior year amounts, as required, will be restated to conform to the restructured business segments.

Other

We maintain an interest in the general partnership LSV Asset Management, or LSV. LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is a value-oriented, contrarian money manager offering a deep-value investment alternative utilizing a proprietary equity investment model to identify securities generally considered to be out of favor by the market. LSV is currently the specialist advisor to a number of our equity mutual funds. In addition, LSV is a portfolio manager to a portion of our global investment products. At December 31, 2005, LSV managed approximately $51.8 billion in total assets, of which $2.3 billion were assets in our mutual funds. We account for LSV using the equity method of accounting. At December 31, 2005, our interest in LSV was approximately 43 percent of the partnership’s total interests. Our portion of LSV’s net operating income was $74.8 million in 2005, $45.7 million in 2004, and $22.5 million in 2003.

On January 24, 2006, we entered into a Guaranty and Collateral Agreement to provide an unsecured loan guaranty to LSV Employee Group to assist in their purchase of partnership units from two existing partners of LSV. Due to this transaction and other elements of our relationship with LSV, we may be required to report the accounts of LSV and LSV Employee Group as consolidated subsidiaries. If the accounts of LSV are consolidated, the amount of ownership of the other existing partners of LSV will be reflected as minority interests in our financial statements and the Company’s interest in the partnerships will be reported as a separate segment along with our other five segments (See Notes 1 and 14 to the Consolidated Financial Statements).

Research and Development

We are devoting significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms, and new investment products and services. We spent approximately $126.7 million in 2005, $95.0 million in 2004, and $56.6 million in 2003, of which we capitalized approximately $67.6 million in 2005, $37.0 million in 2004, and $10.4 million in 2003 relating to the development of new technology platforms. Total research and development expenditures as a percentage of sales were 16.4 percent in 2005, 13.7 percent in 2004, and 8.9 percent in 2003.

System requirements to satisfy the needs of the financial services industry are complex, substantial and continually evolving for a number of reasons, including, increased trading volume, introduction of new investment alternatives, changes in technology, changes in laws and regulations, and increased competition. We believe service to existing and potential clients is enhanced by substantial investments to improve current software products and to develop new products and services for the financial services industry. Using a combination of SEI professionals and partner firms to accomplish the design, development, and enhancement of our software products, we will continue to emphasize the importance of research and development to enhance our competitive position in the industry.

A significant portion of our research and development spending is related to building our Global Wealth Platform. It is our intention for this platform to be used by all of our business segments to manage all of our client processes. The platform will consist of various components, each offering different capabilities and functionality, which will be integrated into a single platform that provides straight through business processing. It will handle most front, middle and back-office operations. The front-end components will be used by our Trust Company to manage all middle-office operations and by our clients to manage client administration and portfolio management. The back-office components will streamline all investment related activities, eliminate many manual processes, and perform trade order execution and securities settlement activities.

We expect the Global Wealth Platform to enable our entry into the large European bank market, improve our competitive position in the U.S. market, facilitate the transition of the U.S. bank market from ASP to BSP services and enhance the client experience for our advisor clients. We plan to first implement the new platform for global private banks that currently use our investment processing services. In 2006, our advisor clients will begin using a limited version of the front-end components to manage client administration.

Marketing and Sales

Our business solutions are directly marketed to potential clients in our target markets. We employ approximately 100 sales representatives who operate from offices located throughout the United States, Canada, western Europe, South Africa, Asia and other locations.

Customers

In 2005, no single customer accounted for more than ten percent of revenues in any business segment.

Personnel

At January 31, 2006, we had 2,073 full-time and 68 part-time employees. None of our employees is unionized. Management considers employee relations to be generally good.

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

In addition, see the discussion of governmental regulations in Item 1A “Risk Factors” for a description of the risks that proposed regulatory changes may present for our business.

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

Item 1A. Risk Factors.

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

We are exposed to product development risk. We continually strive to increase revenues and meet our customers’ needs by introducing new products and services. As a result, we are subject to product development risk, which may result in loss if we are unable to develop and deliver fully functional products to our target markets that address our clients’ needs and that are developed on a timely basis and reflect an attractive value proposition. Our spending related to developing new products is for the purpose of enhancing our competitive position in the industry. A significant portion of this spending has been capitalized. In the event that we fail to develop products or services at an acceptable cost or on a timely basis or if we fail to deliver functional products and services which are of sound, economic value to our clients and our target markets, or an inability to support the product in a cost-effective manner, we could suffer financial loss.

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

Our business is subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with the SEC as an investment advisor, a broker-dealer, a transfer agent, an investment company, or with the United States Office of Thrift Supervision or state banking authorities as a trust company. Our broker-dealer is also a member of the National Association of Securities Dealers and is subject to its rules and oversight. The SEI Wealth Network® offering is registered as a “franchise” offering with the Federal Trade Commission and numerous state bodies. Advisors who participate in this network may affiliate with SEI as agents under relevant broker-dealer and insurance regulations. Many of our products, services and clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment companies and their service providers could have a significant impact on our business. We have responded and are currently responding to various regulatory requests and are continually implementing changes and reviewing our compliance procedures and business operations.

We are exposed to systems and technology risks. Through our proprietary systems, we maintain and process data for our clients that is critical to their business operations. An unanticipated interruption of service may have significant ramifications, such as lost data, damaged software codes, or inaccurate processing of transactions. As a result, the costs necessary to rectify these problems may be substantial.

We are exposed to data security risks. A failure to safeguard the integrity and confidentiality of client data from the infiltration by an unauthorized user that is either stored on or transmitted between our proprietary systems or to other third party service provider systems, may lead to modifications or theft of critical and sensitive data pertaining to our clients. The costs incurred to correct client data and prevent further unauthorized access could be extensive.

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

We are dependent upon third-party service providers in our operations. We utilize numerous third-party service providers in our operations, in the development of new products, and in the maintenance of our proprietary systems. A failure by a third-party service provider could expose us to an inability to provide contractual services to our clients in a timely basis. Additionally, if a third-party service provider is unable to provide these services, we may incur significant costs to either internalize some of these services or find a suitable alternative.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Oaks, Pennsylvania and consists of eight buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompass approximately 400,000 square feet of office space and 34,000 square feet of data center space. We are currently expanding these facilities by constructing an additional building to encompass 83,000 square feet and a new parking facility. We anticipate this project will be completed in early 2007. We lease other offices which aggregate 64,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.

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

In April, 2005, the Company and a subsidiary were named as defendants in a complaint (the “Vermeg Complaint”) filed by Vermeg Services S.A.R.L. (“Vermeg”), a Tunisian company, in the United States District Court for the Eastern District of Pennsylvania. The subsidiary of the Company terminated a software license and services contract with Vermeg in March, 2005 citing failure of the Vermeg software to meet acceptance and performance criteria under the contract. The Vermeg Complaint sought monetary damages which it alleged arose out of the purported breach of such contract by the Company and its subsidiary as well as various other relief arising from the alleged misappropriation of Vermeg software and related information that Vermeg alleged was proprietary to Vermeg. In December, 2005, the Company entered into an agreement with Vermeg to settle the complaint. As part of the settlement and mutual release agreement, the Company made a one-time payment, which was expensed in the fourth quarter 2005, to Vermeg in the amount of $4.25 million. The payment was for services previously rendered to the Company and for a perpetual pre-paid license to use certain Vermeg technology.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

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

2005	High	Low	Dividends
First Quarter	$42.00	$35.48	$—
Second Quarter	38.75	31.68	.11
Third Quarter	40.70	35.43	—
Fourth Quarter	42.38	34.97	.11

2004	High	Low	Dividends
First Quarter	$36.37	$30.21	$—
Second Quarter	33.70	26.82	.10
Third Quarter	35.00	28.37	—
Fourth Quarter	43.43	33.20	.10

As of February 15, 2006, we estimate that we had approximately 580 shareholders of record.

Issuer Purchases of Equity Securities:

Our Board of Directors has authorized the repurchase of up to $1.05 billion of our common stock, including an additional authorization of $50.0 million on January 30, 2006. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended December 31, 2005 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – 31, 2005	—	—	—	$37,074,000
November 1 – 30, 2005	169,000	39.41	169,000	30,414,000
December 1 – 31, 2005	741,000	38.36	741,000	1,989,000

Total	910,000	38.55	910,000

Item 6. Selected Financial Data.

(In thousands, except per-share data)

This table presents selected consolidated financial information for the five-year period ended December 31, 2005. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Year Ended December 31,	2005	2004	2003	2002	2001
Revenues	$773,007	$692,269	$636,233	$629,593	$658,013
Expenses:
Operating and development	393,954	321,298	283,624	270,869	298,728
Sales and marketing	133,202	131,368	120,813	126,721	152,642
General and administrative	33,898	30,153	25,615	22,184	23,457

Income from operations	211,953	209,450	206,181	209,819	183,186
Equity in the earnings of unconsolidated affiliate	74,818	45,711	22,461	12,652	10,342
Net gain (loss) on investments	87	3,848	(6,927)	(2,360)	—
Interest income	8,367	4,545	4,363	5,200	6,945
Interest expense	(1,524)	(2,112)	(2,303)	(2,263)	(2,149)
Other income	1,508	3,689	509	—	—

Income before income taxes	295,209	265,131	224,284	223,048	198,324
Income taxes	106,865	96,110	81,303	82,528	73,380

Net income	188,344	169,021	142,981	140,520	124,944

Basic earnings per common share	$1.88	$1.63	$1.36	$1.30	$1.15
Shares used to calculate basic earnings per common share	100,371	103,399	105,173	108,330	108,596

Diluted earnings per common share	$1.83	$1.60	$1.32	$1.25	$1.09
Shares used to calculate diluted earnings per common share	103,138	105,866	108,137	112,803	114,810

Cash dividends declared per common share	$.22	$.20	$.16	$.12	$.10

Financial Position as of December 31,
Cash and cash equivalents	$130,128	$216,966	$199,953	$165,724	$163,685
Total assets	$657,147	$615,475	$592,629	$464,147	$460,916
Long-term debt (including current portion)	$14,389	$23,945	$38,333	$43,056	$50,611
Shareholders’ equity	$421,688	$403,942	$363,773	$290,007	$270,593

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(In thousands, except per-share data)

This discussion reviews and analyzes the consolidated financial condition at December 31, 2005 and 2004, the consolidated results of operations for the years ended December 31, 2005, 2004, and 2003, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this Annual Report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to the risks described in Item 1A of this Annual Report.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Our outsourcing business solutions consist mainly of investment processing, fund processing, and investment management. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of December 31, 2005, through our subsidiaries and partnerships in which we have a significant interest, we administer $312.1 billion in mutual fund and pooled assets and manage $148.5 billion in assets. Our partnership interest, LSV, represents $47.8 billion of our total assets under management.

We conduct business through five business segments offering our business solutions to specific target markets. In 2005, these business segments were:

Private Banking and Trust – provides investment processing, fund processing, and investment management programs to banks and other trust institutions located in the United States and Canada and accounts for 37 percent of consolidated revenues in 2005;

Investment Advisors – provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners, and other investment professionals in the United States and accounts for 27 percent of consolidated revenues in 2005;

Enterprises – provides investment management programs that offer retirement solutions to corporations, unions, municipalities, and hospitals, and an endowment solution for the not-for-profit market in the United States and accounts for 11 percent of consolidated revenues in 2005;

Money Managers – provides fund investment processing and institutional and separate account operational outsourcing solutions to traditional investment managers located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds and accounts for 11 percent of consolidated revenues in 2005; and

Investments in New Businesses – provides investment management programs and fund processing to investment advisors, corporations, and money managers located outside the United States and investment processing solutions to institutions in the United Kingdom and continental Europe. This segment also includes our investment programs offered to affluent families residing in the United States. This segment accounts for 14 percent of consolidated revenues in 2005.

Recent Highlights

Our revenues for 2005 were $773.0 million, with net income of $188.3 million and diluted earnings per share of $1.83. We believe the following items were significant to our business during 2005:

•	Revenue growth was primarily driven by higher asset-based fees in our Investment Advisors, Enterprises and Investments in New Businesses segments due to capital market appreciation in 2004 and 2005. Stronger capital markets increased the value of assets we manage for our existing clients, improving our base revenues.

•	New sales in our Enterprises, Money Managers and Investments in New Businesses segments also contributed to our revenue growth. We believe these sales of new business were due to the validation of new and existing strategies and solutions in our target markets.

•	Revenues from fund processing fees in the Private Banking and Trust segment decreased $12.9 million from the loss of fund processing bank clients. Certain of these client losses, however, caused a reduction in direct fund processing expenses and reduced the negative impact to our margins.

•	Investment processing revenues in our Private Banking and Trust segment increased $5.0 million due primarily to new sales and non-recurring project fees for our BSP solutions and the addition of a large bank client of our ASP solutions. This increase, however, was partially offset by the loss of a significant large bank client of our ASP solutions.

•	In the Investment Advisors and Enterprises segments, revenues during the first half of 2005 were affected by the recognition on a gross basis of $7.1 million of third party advisory fees related to our separate account program and pass-through fees associated with our 401(k) recordkeeping offering beginning in mid-2004. In the prior-year comparable period, these revenues were reported net of the costs, having the effect of increasing revenues and expenses by the same amount.

•	Our growth in net income was primarily a result of our investment in LSV. LSV recorded significant growth in revenues and earnings, mainly attributed to new sales and capital market appreciation. We currently own a 43 percent interest in LSV. Our earnings from LSV grew $29.1 million, or 64 percent, in 2005 as compared to the prior-year period.

•	We continued to make significant expenditures for the development of our Global Wealth Platform as we progressed through the development phase of this project. The majority of these costs are eligible for capitalization; however, a portion is ineligible and is expensed as incurred. We capitalized $67.6 million in 2005 as compared to $37.0 million in 2004 in software development costs for this platform. We expect to incur significant development costs throughout 2006.

•	It was determined that software purchased from Vermeg Services S.A.R.L. (Vermeg), a third party software vendor, intended for use in our Global Wealth Platform did not satisfy all of the expected functionality requirements. Prior capitalized development costs and associated unpaid liabilities were written-off, resulting in a net charge against earnings of $1.7 million during 2005. Additionally, we recognized $4.3 million in expense related to a litigation settlement with Vermeg. The payment was for services previously rendered to us and for a perpetual pre-paid license to use certain Vermeg technology to be used in the Global Wealth Platform. The total charge against earnings was $6.0 million. This charge was allocated across all of our business segments, with the more significant portions going to Private Banking and Trust, Investment Advisors, and Investments in New Businesses.

•	Consolidated operating margins declined due primarily to increased investments in the operational infrastructure necessary to deliver new company strategies and solutions. A substantial portion of these costs relate to personnel and third-party service providers.

•	We continued our stock repurchase program and purchased approximately 4.4 million shares at an average price of approximately $37 per share. This caused our diluted earnings per share to grow at a faster rate than our earnings.

Forward Looking Information and Risk Factors

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

Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in Item 1A “Risk Factors” of this Annual Report. The following items are, in our opinion, anticipated to occur in the next 12 to 18 months.

•	We are currently in the development stage of building the Global Wealth Platform and expect the amount of spending and capitalization to continue throughout most of 2006 at a level generally consistent with 2005. We plan to implement the new platform later in 2006 or early 2007 to support global private banks that currently use our investment processing services. We expect to begin amortizing the new platform at the same time when the implementation occurs.

•	We have been and will continue to be in an investment phase, which involves transforming our company from one that is product and services based to one that is solutions based. Each of our business segments has developed a new business model that is being deployed that will gradually move our clients to our new business solutions. We will continue to make substantial investments in operational infrastructure and technology to support the new business model of each segment.

•	Employee stock options are a significant component of our overall compensation structure. The provisions contained in Statement of Financial Accounting Standards 123(R) are effective in the first quarter 2006 and require us to recognize expense associated with employee stock options. We expect expense from stock options to be approximately $18.0 million for the year.

•	In January 2006, we entered into an agreement to provide an unsecured loan guaranty to LSV Employee Group to assist in their purchase of partnership units from two existing partners of LSV. Due to this transaction and other elements of our relationship, we may be required to include LSV and LSV Employee Group in our financial statements as fully consolidated entities and report our interest in LSV as a new segment in 2006. This will not affect net income but will affect our gross revenues and cost of operations.

•	We began delivery of our SEI Advisor desktop technology to our investment advisor clients in January 2006. This technology is an early version of the front end of the Global Wealth Platform. We expect amortization expense to increase by approximately $2.8 million in 2006 as a result of the implementation of this component.

•	Our strategic goal is to build and deliver world-class business solutions globally. As areas of our non-U.S. business mature and our solutions prove themselves, we will consolidate this activity under a single globally managed segment. In keeping with this strategy, starting in 2006, we will consolidate all revenue and costs associated with our Enterprises segment and the global institutional business of our Investments in New Businesses segment under a single segment.

•	Within the Investment Advisors segment, our advisor clients could enter into fundamentally different business relationships with us. Some advisors could partner with us for many activities while other advisor clients enter into a more traditional relationship with separate fee structures. Accordingly, these two groups of advisor clients seek different services from us. In order to achieve focus on each of these efforts and in recognition of the differing client needs, we are separating these business lines. In 2006, those advisors who partner with us for our life and wealth services will be consolidated with other wealth initiatives included in the Investments in New Businesses segment.

•	We have made the decision to consolidate all registered mutual fund administration business in the Money Manager segment. Consequently, to enable us to deliver a consistent solution to all clients leveraging our domain expertise more effectively, we will move the revenue and costs associated with this business activity from the Private Banking and Trust segment to the Money Managers segment beginning in 2006.

Results of Operations

Revenues, Expenses and Income from Operations by business segment for the year ended 2005 compared to the year ended 2004, and for the year ended 2004 compared to the year ended 2003 are:

Year Ended December 31,	2005	2004	Percent Change	2003	Percent Change
Revenues:
Private Banking and Trust	$281,810	$290,605	(3)%	$311,534	(7)%
Investment Advisors	205,652	180,351	14%	156,089	16%
Enterprises	87,677	69,816	26%	62,051	13%
Money Managers	87,595	76,907	14%	55,274	39%
Investments in New Businesses	110,273	74,590	48%	51,285	45%

Total revenues	773,007	692,269	12%	636,233	9%

Operating and development expenses:
Private Banking and Trust	145,846	135,465	8%	148,102	(9)%
Investment Advisors	70,371	53,853	31%	41,471	30%
Enterprises	25,578	19,333	32%	14,983	29%
Money Managers	58,774	47,885	23%	32,852	46%
Investments in New Businesses	93,385	64,762	44%	46,216	40%

Total operating and development expenses	393,954	321,298	23%	283,624	13%

Sales and marketing expenses:
Private Banking and Trust	35,871	40,613	(12)%	37,686	8%
Investment Advisors	24,737	27,814	(11)%	28,937	(4)%
Enterprises	21,608	18,435	17%	17,702	4%
Money Managers	14,365	14,359	—	13,317	8%
Investments in New Businesses	36,621	30,147	21%	23,171	30%

Total sales and marketing expenses	133,202	131,368	1%	120,813	9%

Income from business segments:
Private Banking and Trust	100,093	114,527	(13)%	125,746	(9)%
Investment Advisors	110,544	98,684	12%	85,681	15%
Enterprises	40,491	32,048	26%	29,366	9%
Money Managers	14,456	14,663	(1)%	9,105	61%
Investments in New Businesses	(19,733)	(20,319)	(3)%	(18,102)	(12)%

Total income from business segments	245,851	239,603	3%	231,796	3%

General and administrative expenses	33,898	30,153	12%	25,615	18%

Income from operations	211,953	209,450	1%	206,181	2%

Other income, net	83,256	55,681	50%	18,103	208%

Income before income taxes	295,209	265,131	11%	224,284	18%

Income taxes	106,865	96,110	11%	81,303	18%

Net income	$188,344	$169,021	11%	$142,981	18%

Diluted earnings per share	$1.83	$1.60	14%	$1.32	21%

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances

(In millions)

	As of December 31,
	2005	2004	2003
Assets invested in equity and fixed-income programs	$74,178	$63,353	$50,225
Assets of unconsolidated affiliate invested in equity and fixed-income programs	47,781	32,556	15,666
Assets invested in collective trust programs	14,078	12,159	11,213
Assets invested in liquidity funds	12,501	12,322	13,494

Assets under management	148,538	120,390	90,598
Client proprietary assets under administration	163,526	167,637	163,243

Assets under management and administration	$312,064	$288,027	$253,841

Assets of unconsolidated affiliate are assets of their clients or their customers for which they provide management services. Assets under management are total assets of our clients or their customers invested in our equity and fixed-income investment programs, collective trust fund programs, and liquidity funds for which we provide asset management services. Assets under management and administration are total assets of our clients or their customers for whom we provide administrative services, including client proprietary fund balances for which we provide administration and/or distribution services.

Consolidated

Our revenues increased $80.7 million, or 12 percent, to $773.0 million in 2005 compared to 2004, and increased $56.0 million, or nine percent, to $692.3 million in 2004 compared to 2003. The increase in revenues in both comparable periods was primarily driven by increased asset-based investment management fees from existing clients in our Investment Advisors, Enterprises and Investments in New Businesses segments due to capital market appreciation in 2004 and 2005. New sales in our Enterprises and Investments in New Businesses segments also contributed to growth in our asset-based investment management fees. Fund processing fees in our Money Managers segment increased in both comparable periods, mainly due to new client sales, but were substantially offset by reduced fund processing fees from banks clients because of the loss of large bank clients in 2003 and 2004. Brokerage fees declined in 2004 due to the recognition of significant non-recurring brokerage fees from manager transitions in 2003 and the diminishing demand for soft-dollar services by our bank clients.

Our income from operations increased $2.5 million in 2005, or one percent, and increased $3.3 million, or two percent, in 2004 compared to 2003. Operating margin declined to 27 percent in 2005 after declining to 30 percent in 2004 from 32 percent in 2003. The increase in operating income in both comparable periods was primarily attributable to an increase in revenues. Operating income and margins in both periods were negatively impacted by an increased level of investment spending related to our operational infrastructure to support new business solutions as well as our continued global expansion and life and wealth program development. We continued the development of the Global Wealth Platform. The majority of these costs were capitalized, however, a portion are not eligible and must be expensed in the current period. We increased the rate of spending in 2005 and 2004, as compared to prior year periods, for the development of the Global Wealth Platform. Operating income in 2005 was adversely affected by $6.0 million related to the Vermeg settlement and the write-off of previously capitalized software development costs of Vermeg.

Other income includes our percentage of net earnings from our unconsolidated affiliate, realized gains and losses from available-for-sale securities and other investments, and interest income and expense. Other income increased $27.6 million in 2005 and $37.6 million in 2004 compared to the prior year periods. The increase in other income came from our unconsolidated affiliate, LSV, which increased $29.1 million during 2005 and $23.3 million during 2004 due to growth in assets under management from new business and improved capital markets. Other income also includes the gain associated with the sale of a small portion of our investment in

LSV in 2004, of which we recognized approximately $3.1 million in 2004 and $1.2 million in 2005. The amount in 2005 was deferred until payments were received by the partnership from the partners who elected to finance a portion of their purchase price. We recognized $3.8 million in net realized gains in 2004 and $6.9 million in net realized losses in 2003 from available-for-sale securities and other investments. Net realized gains in 2005 were minimal.

Business Segments

Private Banking and Trust

Year Ended December 31,	2005	2004	Percent Change	2003	Percent Change
Revenues:
Investment processing fees	$230,179	$225,229	2%	$229,044	(2)%
Fund processing fees	17,295	30,177	(43)%	43,464	(31)%
Investment management fees	34,336	35,199	(2)%	39,026	(10)%

Total revenues	$281,810	$290,605	(3)%	$311,534	(7)%

Revenues declined $8.8 million, or three percent, in 2005 compared to 2004, and $20.9 million, or seven percent, in 2004 compared to 2003. Revenues during 2005 and 2004 were primarily affected by:

•	The loss of large fund processing bank clients in 2004 and 2003;

•	The deconversion of a large investment processing bank client, net of any related non-recurring fees;

•	Lower investment management fees from bank clients due to the discontinuation of our overnight securities repurchase offering in late 2003; partially offset by

•	An increase in investment processing recurring revenues from the addition of a large investment processing client of our ASP solutions and two large clients adopting our BSP model in 2005; and

•	Cross-sales to existing clients from new product offerings.

Operating margins were 36 percent in 2005, 39 percent in 2004, and 40 percent in 2003. Operating income decreased $14.4 million, or 13 percent, in 2005 compared with 2004, and $11.2 million, or nine percent, in 2004, compared with 2003. Operating income during 2005 and 2004 was primarily affected by:

•	Decreased revenues in 2004 and 2005;

•	Increased personnel and other operational costs necessary to deliver business outsourcing solutions;

•	Increased non-capitalized technology spending related to the development of the Global Wealth Platform;

•	The recognition of approximately $2.7 million in expense associated with the Vermeg settlement and the write-off of previously capitalized software development costs of Vermeg in 2005;

•	A one-time reduction in direct expenses from the loss of a large bank client in the third quarter of 2004; partially offset by

•	Reduced sales compensation expenses due to the timing of sales events;

•	Non-recurring costs in 2004 associated with the relocation of our data center processing facility; and

•	Decreased expenses due to the loss of large fund processing bank clients.

Investment Advisors

Revenues increased $25.3 million, or 14 percent, in 2005 compared with 2004, and $24.3 million, or 16 percent, in 2004 compared with 2003. Revenues during 2005 and 2004 were primarily affected by:

•	Increased investment management fees from existing clients due to the appreciation of assets under management caused by capital market appreciation during 2004 and 2005; and

•	The recognition on a gross basis of $5.4 million in the first half of 2005 of pass-through revenue associated with our 401(k) recordkeeping offering and third party advisory fees related to our separate account program, which had the effect of increasing revenues and expenses by the same amount.

Operating margins were 54 percent in 2005 and 55 percent in 2004 and 2003. Operating income increased $11.9 million, or 12 percent, in 2005 compared with 2004, and $13.0 million, or 15 percent, in 2004 compared with 2003. Operating income during 2005 and 2004 was primarily affected by:

•	An increase in revenues; and

•	One-time costs of $0.8 million in connection with the migration of client data to a new platform for processing third party mutual funds in 2004; partially offset by

•	Increased non-capitalized investment spending associated with the development of our Global Wealth Platform;

•	Increased personnel costs related to investment management operations;

•	The recognition of approximately $1.5 million in expense associated with the Vermeg settlement and the write-off of previously capitalized software development costs of Vermeg in 2005; and

•	The recognition of pass-through revenues and expenses mentioned above, which had the effect of increasing revenues and expenses by the same amount, and negatively impacting operating margin.

Enterprises

Revenues increased $17.9 million, or 26 percent, in 2005 compared with 2004, and $7.8 million, or 13 percent, in 2004 compared with 2003. Revenues during 2005 and 2004 were primarily affected by:

•	Asset funding from new sales of our retirement solutions, mainly to large corporations;

•	Increased assets under management from existing clients caused by capital market appreciation during 2004 and 2005; and

•	The recognition on a gross basis of $1.7 million in the first half of 2005 of pass-through revenue associated with our 401(k) recordkeeping offering, which had the effect of increasing revenues and expenses by the same amount.

Operating margins were 46 percent in 2005 and 2004, and decreased slightly from 47 percent in 2003. Operating income increased $8.4 million, or 26 percent, in 2005 compared with 2004, and $2.7 million, or nine percent, in 2004 compared with 2003. Operating income during 2005 and 2004 was primarily affected by:

•	An increase in revenues; less

•	Increased personnel costs related to investment management operations; and

•	The recognition of pass-through revenues and expenses mentioned above, which had the effect of increasing revenues and expenses by the same amount and negatively impacting operating margin.

Money Managers

Revenues increased $10.7 million, or 14 percent, in 2005 compared with 2004 and $21.6 million, or 39 percent, in 2004 compared with 2003. Revenues during 2005 and 2004 were primarily affected by:

•	Sales of new business of our alternative investments processing solutions and, to a lesser extent, our traditional fund processing solutions;

•	Sales of new business in 2005 of our separately managed account processing solutions; and

•	Sales of additional products to our existing clients; partially offset by

•	Client losses; and

•	A $0.6 million non-recurring fee received by us from the buyout of an existing contract in the third quarter of 2004.

Operating margins decreased to 17 percent in 2005 as compared to 19 percent in 2004 and increased from 16 percent in 2003. Operating income decreased slightly in 2005 compared with 2004 and increased $5.6 million, or 61 percent, in 2004 compared with 2003. Operating income during 2005 and 2004 was primarily affected by:

•	Increased investment spending in connection with the build-out of our separately managed account program and total operational outsourcing; and

•	Increased spending on personnel and other operating costs to support new business; partially offset by

•	One-time operational costs recognized in the third quarter of 2004; and

•	An increase in revenues.

Investments in New Businesses

Revenues increased $35.7 million, or 48 percent, in 2005 compared with 2004 and $23.3 million, or 45 percent, in 2004 compared with 2003. Revenues during 2005 and 2004 were primarily affected by:

•	Asset funding from new and existing investment management relationships with institutions and investment advisors primarily in continental Europe and the United Kingdom; and

•	Increased assets under management from existing clients caused by capital market appreciation in 2004 and 2005; partially offset by

•	The loss of a large distributor client in continental Europe during the third quarter of 2005.

Losses from operations decreased slightly in 2005 compared with 2004 and increased by $2.2 million in 2004 compared with 2003. Losses from operations during 2005 and 2004 were primarily affected by:

•	An increase in revenues; partially offset by

•	Increased non-capitalized investment spending associated with the development of our Global Wealth Platform;

•	Increased personnel and other operational costs necessary to deliver global business outsourcing solutions; and

•	The recognition of approximately $1.1 million in expense associated with the Vermeg settlement and the write-off of previously capitalized software development costs of Vermeg in 2005.

Other

General and administrative expenses

Year Ended December 31,	2005	2004	Percent Change	2003	Percent Change
General and administrative expenses	$33,898	$30,153	12%	$25,615	18%

General and administrative expenses primarily consist of corporate overhead costs and other costs not directly attributable to a reportable business segment. The increase in these expenses was primarily due to general overhead costs and resources and associated expenses for our corporate compliance program, some of which were related to compliance with the Sarbanes-Oxley Act of 2002.

Other Income

Other income on the accompanying Consolidated Statements of Operations consists of:

Year Ended December 31,	2005	2004	Percent Change	2003	Percent Change
Equity in the earnings of unconsolidated affiliate	$74,818	$45,711	64%	$22,461	104%
Net gain (loss) from investments	87	3,848	(98)%	(6,927)	N/A
Interest income	8,367	4,545	84%	4,363	4%
Interest expense	(1,524)	(2,112)	(28)%	(2,303)	(8)%
Other income	1,508	3,689	(59)%	509	N/A

Total other income, net	$83,256	$55,681	50%	$18,103	208%

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations includes our less than 50 percent ownership in the general partnership of LSV. The increase in LSV’s net earnings is due to an increase in assets under management mainly from new business. Other income includes the recognition of $1.2 million and $3.1 million in 2005 and 2004, respectively, of a gain related to the sale of a small portion of our equity interest in LSV to certain other partners of LSV during 2004 (See Note 4 to the Consolidated Financial Statements).

Net gain (loss) from investments consists of:

Year Ended December 31,	2005	2004	2003
Net realized gain from sales of marketable securities	$595	$5,333	$816
Increase (decrease) in fair value of derivative financial instruments	(525)	(1,493)	(6,031)
Other-than-temporary declines in market value	—	—	(595)
Other gains (losses)	17	8	(1,117)

Net gain (loss) on investments	$87	$3,848	$(6,927)

Derivative financial instruments are used to minimize the price risk associated with changes in the fair value of certain marketable securities. These derivative financial investments did not qualify for hedge accounting under current accounting rules. As a result, changes in the fair value of these derivative financial instruments were recorded in current period earnings whereas the change in the fair value of the hedged asset will be realized upon sale in future period earnings. Our decision to enter into derivative financial instruments that do not qualify for hedge accounting may cause volatility in quarterly earnings.

We perform a review of all investments in marketable securities on a quarterly basis with regard to impairment. Factors considered in determining other-than-temporary impairment are significant or prolonged declines in the price of investments based on available market prices. Additional consideration is given to the ability to recover the carrying amount of the investment. We currently have a single investment in a Company-sponsored mutual fund held for purposes of satisfying certain regulatory requirements for our thrift operations. This mutual fund invests primarily in federal agency mortgage-backed securities. This investment has an unrealized loss of approximately $1.3 million but has a positive average annual return and pays dividends on a monthly basis.

Other gains (losses) in 2003 include the write-down of approximately $1.2 million of an equity investment carried at cost in a private technology firm.

Interest income is earned based upon the amount of cash invested daily. Fluctuations in interest income recognized for one period in relation to another are due to changes in the average cash balance invested for the period and/or changes in interest rates. The increase in interest income in 2005 and 2004 was primarily due to an increase in interest rates and investments of cash equivalents into higher-yielding investment vehicles.

Interest expense is directly attributable to our long-term debt and other borrowings. Interest expense in 2005 and 2004 decreased due to the lower principal balances of debt outstanding.

Income Taxes

Our effective tax rate was 36.20 percent in 2005 and 36.25 percent in both 2004 and 2003. The rate reduction in 2005 compared to 2004 was due to a favorable resolution of a routine audit conducted by the Internal Revenue Service on previously filed tax returns.

Liquidity and Capital Resources

Year Ended December 31,	2005	2004	2003
Net cash provided by operating activities	$214,437	$186,510	$178,003
Net cash used in investing activities	(116,256)	(11,535)	(39,947)
Net cash used in financing activities	(185,019)	(157,962)	(103,827)

Net increase in cash and cash equivalents	(86,838)	17,013	34,229
Cash and cash equivalents, beginning of year	216,966	199,953	165,724

Cash and cash equivalents, end of year	$130,128	$216,966	$199,953

Cash requirements and liquidity needs are expected to be funded through our cash flow from operations and our capacity for additional borrowing. We currently have a credit facility that provides for borrowings of up to $200.0 million. The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement (See Note 5 to the Consolidated Financial Statements). At December 31, 2005, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $130.1 million and the credit facility of $200.0 million.

Net cash provided by operating activities grew $27.9 million in 2005 and $8.5 million in 2004 from the prior comparable years primarily from an increase in income. The increase in both periods also included additional deferred taxes, mainly due to the higher amount of software development costs eligible for capitalization and currently deductible for tax purposes. Net cash from operating activities in 2005 and 2004 was negatively affected by a decline in the tax benefit received from stock option exercises. The net change in our working capital accounts negatively affected net cash from operating activities in 2005, 2004, and 2003.

Net cash used in investing activities includes the capitalization of costs incurred in developing computer software, purchases and sales of marketable securities, and capital expenditures. Net cash used in investing activities increased $104.7 million in 2005 and decreased $28.4 million in 2004 as compared to the prior year period.

During the past several years, we have invested in the development of our new Global Wealth Platform. Many of these expenditures were not eligible for capitalization until 2004. In 2004, a larger portion of our expenditures were for development rather than research and design and were eligible for capitalization under accounting rules. We continued to make substantial investments in 2005 to further develop the Global Wealth Platform. The increase in capitalized cost in 2005 compared to 2004 was primarily due to a higher level of spending. Capitalized software expenditures were $67.6 million in 2005, $37.0 million in 2004 and $10.4 million in 2003 (See Note 1 to the Consolidated Financial Statements). We expect this level of spending and capitalization to continue through 2006 until the platform is fully developed and ready for use.

We had $33.2 million in net purchases of marketable securities in 2005 versus $33.3 million in net redemptions in 2004. In 2003, we had net purchases of marketable securities of $5.1 million. Purchases of marketable securities in 2005 mainly comprised additional investments made in a company-sponsored mutual fund for regulatory compliance purposes and investments to reposition certain cash equivalents into higher-yielding securities. Capital expenditures in 2005 primarily include computer systems and equipment to support our ongoing operations. During 2005, we began construction of an additional building and parking facility at our corporate headquarters. The total cost of the expansion is estimated to be at least $24 million and is expected to be completed sometime in early 2007.

Net cash used in financing activities primarily includes the repurchase of our common stock, dividend payments, and principal payments on our debt. Our board of directors has authorized the repurchase of our common stock of up to $1.05 billion, which includes an additional authorization of $50.0 million on January 30, 2006. As of February 15, 2006, we still had $52.0 million of authorization remaining for the purchase of our common stock under this program (See Note 7 to the Consolidated Financial Statements).

The following table lists information regarding repurchases of our common stock during 2005, 2004, and 2003:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost
2005	4,443,000	$36.94	$164,118
2004	4,127,000	32.83	135,509
2003	3,536,000	26.99	95,453

Cash dividends paid were $21.3 million or $.21 per share in 2005, $19.7 million or $.19 per share in 2004 and $13.7 million or $.13 per share in 2003. Our board of directors declared a cash dividend of $.11 per share on December 14, 2005. The dividend was paid on January 20, 2006 for $10.9 million.

Principal payments on our long-term debt were $9.6 million in 2005, $14.4 million in 2004 and $12.0 million in 2003. Our long-term debt is subject to various covenants contained in each lending agreement. Currently, these covenants do not negatively affect our liquidity.

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for continuing operations; continued investment in new products and equipment; our common stock repurchase program; future dividend payments; expansion of our corporate headquarters; and principal and interest payments on our long-term debt.

Off-Balance Sheet Arrangements

On January 24, 2006, we entered into a Guaranty and Collateral Agreement (the Guaranty Agreement) with LSV Employee Group, LLC (the Borrower), LaSalle Bank National Association as administrative agent (the Agent), and certain other lenders party thereto. We entered into the Guaranty Agreement in order to facilitate the Borrower’s acquisition of certain partnership interests of LSV.

We and certain other investors are partners of LSV. Certain partners of LSV, excluding SEI, sold in the aggregate an eight percent interest (the Transferred Interests) in LSV to the Borrower, which is owned by certain current employees of LSV. In order to finance a portion of the purchase price for such interests, the Borrower obtained financing from the Agent and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement dated January 24, 2006. LSV is party to the Credit Agreement to confirm certain representations, warranties and agreements. The principal amount of the term loan is $82.8 million. Principal and interest payments are made by the Borrower in quarterly installments. The principal balance on the term loan must be paid in full by the Borrower by January 24, 2011.

According to the terms and conditions of the Guaranty Agreement, we agreed to provide an unsecured guaranty to the lenders of all obligations of the Borrower under the Credit Agreement. Our obligations under the Guaranty Agreement are triggered in the event of default which includes non-payment of the loan by the Borrower, non-payment by the Borrower or LSV of other Borrower debt or LSV debt, certain events of bankruptcy or insolvency with respect to the Borrower of LSV, and a change of control. Upon the occurrence of an event of default, in addition to the rights of the lenders to seek repayment from the Borrower and exercise all rights as secured creditors against the Borrower, the lenders have the right to seek payment from us of the Borrower’s obligations under the Credit Agreement. As recourse for such payment, we will be subrogated to the rights of the lenders under the Credit Agreement and the Guaranty Agreement, including the security interest in the pledged Transferred Interests.

Other than the Guaranty Agreement previously described, our off-balance sheet commitments are generally limited to future payments under non-cancelable operating leases for facilities, data processing equipment, and software and other maintenance agreements.

Contractual Obligations

The following table lists all of our future commitments:

	Total	2006	2007	2008 to 2010	2011 and Thereafter
Line of credit and long-term debt (a)	$16,850	$6,412	$4,628	$3,712	$2,098
Operating leases and maintenance agreements (b)	37,650	9,439	7,036	7,535	13,640
Derivative securities (c)	11,821	—	11,821	—	—
Other commitments	636	318	318	—	—

Total	$66,957	$16,169	$23,803	$11,247	$15,738

(a)	– Amounts include estimated commitment fees and interest. See Notes 5 and 6 to the Consolidated Financial Statements.
(b)	– See Note 9 to the Consolidated Financial Statements.
(c)	– See Note 1 to the Consolidated Financial Statements.

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

Revenue Recognition:

Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by us in advance of the performance of services is deferred and recognized as revenue when earned. Our principal sources of revenues are: (1) information processing and software servicing fees that are recurring in nature and earned based on the number of trust accounts being serviced, transaction-based fees for providing securities valuation and trade-execution services and non-recurring project fees that are determined upon contractual agreements; and (2) asset management, administration and distribution fees calculated as a percentage of the total average daily net assets under management or administration. The majority of our revenues are based on contractual arrangements. Certain portions of our revenues require management’s consideration of the nature of the client relationship in determining whether to recognize as revenue the gross amount billed or net amount retained after payments are made to vendors for certain services related to the product or service offering.

Allowance for Doubtful Accounts:

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of some of our clients to make their scheduled payments. The allowance for doubtful accounts is based on the total amount of outstanding receivables and an aging analysis at each balance sheet date. Other factors are considered in determining the adequacy of the allowance for doubtful accounts, such as historical trends, the financial condition of our clients and other factors that may be deemed appropriate. Based upon this analysis, the allowance for doubtful accounts is adjusted to an amount that is sufficient to cover expected losses from doubtful accounts.

Investments Available-For-Sale:

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We assess the recoverability of deferred tax assets based on our estimated future taxable income and tax strategies. We also recognize a liability for expected contingencies. We assess the liability based on our review of various tax issues and interpretations of tax law. Differences between our estimates and actual results could have a significant impact to our consolidated results of operations, financial position, or liquidity.

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

New Accounting Pronouncements

Effective January 1, 2006, we will adopt the provisions in Statement of Financial Accounting Standards 123(R) (SFAS 123(R)), “Share Based Payment.” SFAS 123(R) requires the cost of employee stock options be recognized in a company’s financial statements. Pro-forma disclosure is no longer permitted. We will apply the modified prospective application transition method which permits a company to apply the standards prospectively only and does not require the restatement of prior period financial statements. Based on the amount of outstanding employee stock options at December 31, 2005, we have approximately $70.6 million in total unrecognized compensation expense. We expect to recognize the compensation expense according to the following schedule:

Period	Compensation Expense
2006-2007	$17,950
2008	10,900
2009	10,500
2010	8,300
2011	11,475
2012	11,475

Total	$70,600

In December 2005, we accelerated 4.4 million options that were out-of-the money to eliminate $44.5 million in compensation expense we would otherwise recognize with respect to these options.

See the discussion of New Accounting Pronouncements in Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk - Our exposure to changes in interest rates primarily relates to our investment portfolio. Our excess cash is principally invested in short-term, highly liquid financial instruments, mainly money market funds, with a substantial portion of such investments having initial maturities of three months or less. Our investment portfolio includes U.S. Treasury securities maturing within one year and a long-term fixed-income mutual fund principally invested in federal government agency securities. We place our investments in financial instruments that meet high credit quality standards. While changes in interest rates could decrease interest income, we do not believe that we have a material exposure to changes in interest rates. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk management transactions.

Foreign Currency Risk – We transact business in the local currencies of various foreign countries, principally Canada, Ireland, the United Kingdom and South Korea. The total of all of our foreign operations accounts for approximately 14 percent of total consolidated revenues. Also, most of our foreign operations match local currency revenues with local currency costs. Due to these reasons, we do not hedge against foreign operations.

Price Risk - We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that our funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. To provide protection against potential fair value changes for these investments, we have entered into various derivative financial instruments. As of December 31, 2005, we held derivative financial instruments with a notional amount of $11.8 million and an expected maturity in 2007. Changes in the fair value of the derivative financial instruments are recognized in current period earnings, whereas, the change in the fair value of the investment is recorded on the balance sheet in other comprehensive income. Therefore, changes in the fair value of the derivative financial instrument and changes in the fair value of the investment are not recognized through earnings in the same period. We did not enter into or hold any derivative financial instruments for trading purposes during 2005 or 2004.

The current period earnings include losses of $0.5 million and $1.5 million in 2005 and 2004, respectively, relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of our investments would be:

Investment	Hypothetical Change In Value
Mutual Funds	$4,395
Equities	1,182

$5,577

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

We have completed integrated audits of SEI Investments Company’s December 31, 2005 and December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SEI Investments Company and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Philadelphia, PA

March 16, 2006

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

December 31,	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$130,128	$216,966
Restricted cash	10,250	14,386
Receivables from regulated investment companies	30,558	29,688
Receivables, net of allowance for doubtful accounts of $1,520 and $1,800 (Note 2)	97,987	79,107
Deferred income taxes	7,318	5,892
Securities owned (Note 3)	19,709	—
Other current assets	10,026	9,640

Total Current Assets	305,976	355,679

Property and Equipment, net of accumulated depreciation and amortization of $109,208 and $100,524 (Note 2)	114,505	113,640

Capitalized Software, net of accumulated amortization of $21,667 and $19,325	116,670	55,830

Investments Available-for-Sale (Note 3)	54,632	39,817

Other Assets, net (Note 2)	65,364	50,509

Total Assets	$657,147	$615,475

The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets	SEI Investments Company
(In thousands, except par value)	and Subsidiaries

December 31,	2005	2004
Liabilities and Shareholders’ Equity
Current Liabilities:

Current portion of long-term debt	$5,389	$9,556
Accounts payable	4,954	7,415
Payable to regulated investment companies	204	4,302
Accrued liabilities (Note 2)	156,369	139,957
Deferred gain	267	—
Deferred revenue	287	2,339

Total Current Liabilities	167,470	163,569

Long-term Debt	9,000	14,389

Deferred Income Taxes	58,989	32,103

Deferred Gain	—	1,472

Commitments and Contingencies (Note 9)

Shareholders’ Equity:
Series Preferred stock, $.05 par value, 60 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 750,000 shares authorized; 98,580 and 102,175 shares issued and outstanding	986	1,022
Capital in excess of par value	268,608	262,174
Retained earnings	148,127	134,595
Accumulated other comprehensive income, net	3,967	6,151

Total Shareholders’ Equity	421,688	403,942

Total Liabilities and Shareholders’ Equity	$657,147	$615,475

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2005	2004	2003
Revenues	$773,007	$692,269	$636,233
Expenses:
Operating and development	393,954	321,298	283,624
Sales and marketing	133,202	131,368	120,813
General and administrative	33,898	30,153	25,615

Income from operations	211,953	209,450	206,181

Equity in the earnings of unconsolidated affiliate	74,818	45,711	22,461
Net gain (loss) from investments	87	3,848	(6,927)
Interest income	8,367	4,545	4,363
Interest expense	(1,524)	(2,112)	(2,303)
Other income	1,508	3,689	509

Income before income taxes	295,209	265,131	224,284

Income taxes	106,865	96,110	81,303

Net income	$188,344	$169,021	$142,981

Basic earnings per common share	$1.88	$1.63	$1.36

Diluted earnings per common share	$1.83	$1.60	$1.32

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2002	106,184	$1,062	$216,284	$74,019	$(1,358)	$290,007
Comprehensive income:
Net income	—	—	—	142,981	—	142,981	$142,981
Foreign currency translation	—	—	—	—	1,763	1,763	1,763
Unrealized net gains on investments, net of income taxes of $(2,648)	—	—	—	—	4,487	4,487	4,487
Reclassification adjustment for losses realized in net income, net of income taxes of $122	—	—	—	—	(208)	(208)	(208)

Total comprehensive income							$149,023

Purchase and retirement of common stock	(3,536)	(35)	(7,158)	(88,260)	—	(95,453)
Issuance of common stock under the employee stock purchase plan	95	1	2,302	—	—	2,303
Issuance of common stock upon exercise of stock options	2,126	21	14,977	—	—	14,998
Tax benefit on stock options exercised	—	—	19,663	—	—	19,663
Dividends declared ($.16 per share)	—	—	—	(16,768)	—	(16,768)

Balance, December 31, 2003	104,869	$1,049	$246,068	$111,972	$4,684	$363,773
Comprehensive income:
Net income	—	—	—	169,021	—	169,021	$169,021
Foreign currency translation	—	—	—	—	3,229	3,229	3,229
Unrealized net gains on investments, net of income taxes of $(888)	—	—	—	—	1,581	1,581	1,581
Reclassification adjustment for losses realized in net income, net of income taxes of $1,939	—	—	—	—	(3,343)	(3,343)	(3,343)

Total comprehensive income							$170,488

Purchase and retirement of common stock	(4,127)	(41)	(9,597)	(125,871)	—	(135,509)
Issuance of common stock under the employee stock purchase plan	86	1	2,358	—	—	2,359
Issuance of common stock upon exercise of stock options	1,347	13	9,311	—	—	9,324
Tax benefit on stock options exercised	—	—	14,034	—	—	14,034
Dividends declared ($.20 per share)	—	—	—	(20,527)	—	(20,527)

Balance, December 31, 2004	102,175	$1,022	$262,174	$134,595	$6,151	$403,942

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2004	102,175	$1,022	$262,174	$134,595	$6,151	$403,942
Comprehensive income:
Net income	—	—	—	188,344	—	188,344	$188,344
Foreign currency translation	—	—	—	—	(1,684)	(1,684)	(1,684)
Unrealized net losses on investments, net of income taxes of $260	—	—	—	—	(456)	(456)	(456)
Reclassification adjustment for losses realized in net income, net of income taxes of $27	—	—	—	—	(44)	(44)	(44)

Total comprehensive income							$186,160

Purchase and retirement of common stock	(4,443)	(45)	(11,185)	(152,888)	—	(164,118)
Issuance of common stock under the employee stock purchase plan	82	1	2,578	—	—	2,579
Issuance of common stock upon exercise of stock options	766	8	7,351	—	—	7,359
Tax benefit on stock options exercised	—	—	7,690	—	—	7,690
Dividends declared ($.22 per share)	—	—	—	(21,924)	—	(21,924)

Balance, December 31, 2005	98,580	$986	$268,608	$148,127	$3,967	$421,688

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2005	2004	2003
Cash flows from operating activities:

Net income	$188,344	$169,021	$142,981

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,585	16,183	16,788
Undistributed earnings of affiliate	(15,154)	(15,417)	(7,636)
Provision for losses on receivables	(280)	100	—
Tax benefit on stock options exercised	7,690	14,034	19,663
Gain on partial sale of unconsolidated affiliate	(1,205)	—	—
Deferred income tax expense	26,218	19,396	3,590
Net realized (gains) losses on investments	(87)	(3,840)	5,215
Write-off of capitalized software	4,409	—	—
Other-than-temporary declines in market value	—	—	595
Other	(4,523)	(2,805)	1,903
Change in current assets and liabilities:
Decrease (increase) in:
Receivables from regulated investment companies	(870)	(2,510)	(4,599)
Restricted cash	4,136	39,095	(43,481)
Receivables	(18,600)	(19,773)	(7,371)
Prepaid expenses and other current assets	(386)	(1,123)	(974)
Increase (decrease) in:
Accounts payable	(2,461)	(12)	3,369
Payable to regulated investment companies	(4,098)	(38,797)	43,099
Accrued expenses	15,771	11,026	5,660
Deferred revenue	(2,052)	1,932	(799)

Total adjustments	26,093	17,489	35,022

Net cash provided by operating activities	$214,437	$186,510	$178,003

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2005	2004	2003
Cash flows from investing activities:

Additions to property and equipment	(15,725)	(14,236)	(23,736)
Additions to capitalized software	(67,591)	(36,962)	(10,393)
Purchase of marketable securities	(38,084)	(28,532)	(57,421)
Sale of marketable securities	4,845	61,829	52,367
Partial sale of investment in unconsolidated affiliate	—	6,183	—
Other	299	183	(764)

Net cash used in investing activities	(116,256)	(11,535)	(39,947)

Cash flows from financing activities:
Payments on long-term debt	(9,556)	(14,388)	(11,973)
Purchase and retirement of common stock	(164,118)	(135,509)	(95,453)
Proceeds from issuance of common stock	9,938	11,683	17,301
Payment of dividends	(21,283)	(19,748)	(13,702)

Net cash used in financing activities	(185,019)	(157,962)	(103,827)

Net (decrease) increase in cash and cash equivalents	(86,838)	17,013	34,229

Cash and cash equivalents, beginning of year	216,966	199,953	165,724

Cash and cash equivalents, end of year	$130,128	$216,966	$199,953

Interest paid	$1,533	$2,233	$2,507
Income taxes paid (Federal and state)	$66,271	$68,947	$55,904

Non-Cash Investing Activity
Issuance of note for additional interest in unconsolidated affiliate	—	—	$7,250

Non-Cash Financing Activity
Dividends declared but not paid	$10,860	$10,218	$9,439

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except per-share data)	and Subsidiaries

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

The Company is organized around its primary target markets. As of December 31, 2005, the Company’s business segments were: Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, and Investments in New Businesses. Financial information pertaining to the Company’s business segments is included in Note 11.

Effective January 1, 2006, the Company reorganized its business segments in order to better align new and existing solutions and corresponding processes. Starting with this reorganization, the Company has also begun a process to consolidate certain business activities into new, globally-managed segments when deemed appropriate. Additional information pertaining to the reorganization of the Company’s business segments is included in Note 11.

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

The revised interpretation of Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46-R), “Consolidation of Variable Interest Entities,” requires that if an enterprise is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of the enterprise. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. As of December 31, 2005, the Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.

On January 24, 2006, the Company entered into a Guaranty and Collateral Agreement to provide an unsecured loan guaranty to LSV Employee Group, LLC (LSV Employee Group), a limited liability company which is owned by certain current employees of LSV Asset Management (LSV), a general partnership and unconsolidated affiliate. The purpose of the agreement was to assist LSV Employee Group in their purchase of partnership units from two existing partners of LSV. Due to this transaction and other elements of the relationship with LSV, management is currently evaluating whether the Company is the primary beneficiary and whether the Company will be required to consolidate into its financial statements the accounts of LSV Employee Group and LSV beginning in 2006 (See Note 14).

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

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include $55,237 and $148,974 at December 31, 2005 and 2004, respectively, primarily invested in Company-sponsored open-ended money market mutual funds.

Restricted Cash

Restricted cash includes cash of $4,302 at December 31, 2004 received for the benefit of customers of SIDCO in order to settle investment transactions for regulated investment companies (RICs). SIMC, in its capacity as transfer agent, facilitates the purchase and redemption of mutual fund transactions for SIDCO customers. Corresponding liabilities are established for payment to the RICs, which is reflected in Payable to regulated investment companies on the accompanying Consolidated Balance Sheets. The total balance of cash received from such parties is typically paid the following business day. At December 31, 2005, the cash amounts to facilitate the payment of investment transactions for SIDCO customers were no longer deemed to belong to the Company and, therefore, were not included in Restricted cash.

Restricted cash at December 31, 2005 and 2004 includes $10,000 and $10,084, respectively, segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.

Additionally, Restricted cash at December 31, 2005 includes $250 segregated for regulatory purposes related to trade-execution services conducted by our subsidiary located in the United Kingdom.

Allowances for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade receivables. Cash equivalents are principally invested in short-term money market funds or placed with major banks and high-credit qualified financial institutions. Cash deposits maintained with institutions are in excess of federally insured limits. Concentrations of credit risk with respect to our receivables are limited due to the large number of clients and their dispersion across geographic areas. No single group or customer represents greater than ten percent of total accounts receivable.

Property and Equipment

Property and Equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. Construction in progress includes the cost of construction and other direct costs attributable to the construction. When property and equipment are retired or disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives using the straight line method for financial statement purposes. No provision for depreciation is made for construction in progress until such time as the relevant assets are completed and put into service. The Company uses other depreciation methods, generally accelerated, for tax purposes where appropriate. Buildings and building improvements are depreciated over 25 to 39 years. Equipment, purchased software and furniture and fixtures have useful lives ranging from three to five years. Amortization of leasehold improvements is computed using the straight line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Marketable Securities

The Company’s non-broker-dealer subsidiaries account for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation when deemed necessary. Currently, the Company has certain marketable securities classified as available-for-sale. SFAS 115 requires that debt and equity securities classified as available-for-sale be reported at fair value as determined by the most recently traded price of each security at the balance sheet date. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of comprehensive income. SIDCO, the Company’s broker-dealer subsidiary, reports changes in fair value of marketable securities through current period earnings due to specialized accounting practices related to broker-dealers in securities. The specific identification method is used to compute the realized gains and losses on all of the Company’s marketable securities (See Note 3).

The Company evaluates the realizable value of its marketable securities on a quarterly basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Factors considered in determining other-than-temporary declines in value include the duration and extent to which the fair value has been less than the carrying value; the ability of the investment to recover to its original cost, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company records all derivatives on its balance sheet at fair value. The Company determines if the instrument qualifies as an effective fair value hedge on the date the derivative is entered into and monitors this determination on an ongoing basis. If the derivative instrument qualifies as an effective fair value hedge according to established accounting guidance, the Company will apply hedge accounting. As of December 31, 2005, hedge accounting does not apply to any of the Company’s derivatives.

The Company enters into hedging relationships such that the change in the fair value of the asset being hedged is expected to be offset by a counteracting change in the fair value of the derivative instrument. Since the Company’s derivatives do not qualify as accounting hedges, the change in the fair value of the derivative is recognized immediately in current period earnings, while the change in the fair value of the hedged asset is recorded in other comprehensive income. The Company may continue to enter into economic hedges which may not qualify as accounting hedges to support certain business strategies. These economic hedges may cause some volatility in earnings.

The Company holds equity derivatives with a notional amount of $11,821 with an expected maturity date in 2007. Net gain (loss) from investments on the accompanying Consolidated Statements of Operations includes net losses of $525, $1,493 and $6,031 in 2005, 2004 and 2003, respectively, from changes in the fair value of derivative instruments.

Capitalized Software

The Company accounts for software development costs in accordance with the guidance established in Statement of Position

98-1 (SOP 98-1), “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” for development costs associated with software products to be provided in a hosting environment. As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which includes direct external and internal costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages are expensed as incurred. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. The Company capitalized $67,591, $36,962, and $10,393 of software development costs in accordance with SOP 98-1 during 2005, 2004, and 2003, respectively.

Amortization of capitalized software development costs begins when the product is placed into service. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 4.2 years. Amortization expense was $2,342, $2,247, and $1,874 in 2005, 2004, and 2003, respectively, and is included in Operating and development expense on the accompanying Consolidated Statements of Operations.

The Company determined during 2005 that software purchased from Vermeg Services S.A.R.L. (Vermeg), a third party software vendor, that was capitalized as part of the development of a new platform did not satisfy all of the expected functionality requirements. The Company has discontinued its relationship with Vermeg. As a result, $3,587 of previously capitalized software development costs of Vermeg was written-off. Additionally, the Company removed $1,922 of unpaid liabilities to this vendor directly associated with the amount that was capitalized. As a result, the Company recorded a net charge of $1,665 to Operating and development expenses on the accompanying Consolidated Statements of Operations. See Note 9 for additional information pertaining to Vermeg.

The Company, in 2005, also determined during a review that certain previously capitalized software development costs were obsolete. As a result, the Company wrote off $822 in net capitalized software development costs which are reflected in Operating and development expenses on the accompanying Consolidated Statements of Operations.

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

Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations in the periods in which they occur, and are immaterial for each of the years in the three year period ended December 31, 2005.

Fair Value of Financial Instruments

The book value of current assets and current liabilities is considered to be representative of their fair value because of their short maturities. The book value of long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available to the Company for bank loans with similar terms and maturities. The recorded value of these items approximates their fair value at December 31, 2005.

Earnings Per Common Share

The Company calculates earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the combination of the weighted average number of common shares outstanding and the dilutive potential common shares, such as stock options, outstanding during the period. The calculations of basic and diluted earnings per share for 2005, 2004, and 2003 are:

	For the year ended December 31, 2005
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$188,344	100,371	$1.88
Dilutive effect of stock options	—	2,767

Diluted earnings per common share	$188,344	103,138	$1.83

	For the year ended December 31, 2004
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$169,021	103,399	$1.63
Dilutive effect of stock options	—	2,467

Diluted earnings per common share	$169,021	105,866	$1.60

	For the year ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$142,981	105,173	$1.36
Dilutive effect of stock options	—	2,964

Diluted earnings per common share	$142,981	108,137	$1.32

Employee stock options to purchase approximately 6,754,000, 4,753,000, and 2,657,000 shares of common stock, with an average exercise price per share of $42.56, $44.39, and $45.49, were outstanding during 2005, 2004, and 2003, respectively, but not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive (See Note 7).

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

	2005	2004	2003
Risk-free interest rate	4.43%	3.93%	3.79%
Expected dividend yield	0.57%	0.48%	0.43%
Expected life	7.8 Years	7.0 Years	7.0 Years
Expected volatility	42.04%	44.46%	42.17%

The weighted average fair value of the Company’s employee stock options as calculated by the Black-Scholes option pricing model granted during 2005, 2004, and 2003 was $19.34, $20.57, and $14.06, respectively.

On December 14, 2005, the Company’s Compensation Committee of the Board of Directors recommended and the Company’s Board of Directors approved the acceleration of vesting of certain out-of-the-money unvested options to purchase shares of common stock of the Company with an exercise price greater than $38.55, the closing price of the Company’s common stock on such date, held by current employees, executive officers and directors of the Company. Executives and key employees were required to sign a lock-up agreement that required them not to sell, transfer or dispose of any shares until such time as those shares would otherwise have been issuable upon exercise of the stock options pursuant to the original vesting terms. 4,438,000 options with exercise prices ranging between $41.45 and $50.00 will become immediately exercisable. The other terms of the accelerated options remain unchanged. The acceleration of vesting of these out-of-money options is being undertaken primarily to eliminate any future compensation expense the Company would otherwise recognize in its Statement of Operations with respect to these options with the implementation of Statement of Financial Accounting Standards 123(R) (SFAS 123(R)), “Share-Based Payment,” effective for the Company on January 1, 2006. Incremental expense of $44,447 (or $28,357 net of related tax effects) associated with the acceleration was included in period ended December 31, 2005 pro forma disclosure in the table below.

For the following pro-forma disclosures as required by SFAS 123, the estimated fair value of stock options is assumed to be amortized to expense over the stock options’ vesting period. The following table presents the pro-forma effects on net income and earnings per common share if the Company had recognized compensation expense relating to its employee stock options.

	2005	2004	2003
Net income:
As reported	$188,344	$169,021	$142,981
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41,842)	(14,274)	(10,150)

Pro forma	$146,502	$154,747	$132,831

Basic earnings per common share:
As reported	$1.88	$1.63	$1.36
Pro forma	$1.46	$1.50	$1.26

Diluted earnings per common share:
As reported	$1.83	$1.60	$1.32
Pro forma	$1.42	$1.46	$1.23

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that are excluded from net income. For the Company, comprehensive income includes unrealized gains and losses on marketable securities and foreign currency translation. The Company presents comprehensive income in its Consolidated Statements of Shareholders’ Equity and Comprehensive Income. Components of Accumulated other comprehensive income consisted of:

December 31,	2005	2004
Foreign currency translation	$3,675	$5,359
Unrealized gains on marketable securities, net of income tax expense of $160 and $447	292	792

Accumulated other comprehensive income, net	$3,967	$6,151

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) revises SFAS 123 and supersedes APB 25. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, but does not change the accounting guidance for share-based payment transactions with parties other than employees. The accounting provisions of SFAS 123(R) are effective for the annual period beginning January 1, 2006. The primary impact that SFAS 123(R) will have on the Company’s financial statements is the requirement to expense the fair value of its employee stock options rather than disclosing that information in a set of pro-forma financial statements. Adoption of SFAS 123(R) will also require the Company to recognize as compensation expense the purchase discount from the market price of our common stock offered to employees through the employee stock purchase plan.

The Company will adopt the modified prospective application transition method in accordance with SFAS 123(R) in the first quarter of 2006. The Company will apply the “short-cut” method for determining its windfall tax benefit pool on the date of adoption as permitted by FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” As of the date of adoption, a total of $70,600 of unrecognized compensation cost was remaining which is expected to be recognized as follows: $17,950 per year in 2006 and 2007, $10,900 in 2008, $10,500 in 2009, and $8,300 in 2010. The remaining portion will be recognized evenly in 2011 and 2012.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” effective for fiscal years beginning after December 15, 2005. SFAS 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle as well as changes required by an accounting pronouncement which does not include specific transition provisions. The Company does not expect the implementation of SFAS 154 to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued Staff Position Nos. FAS 115-1 and FAS 124-1 (FSP FAS 115-1), “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 – Composition of Certain Financial Statement Captions:

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	2005	2004

Trade receivables	$29,895	$21,015
Fees earned, not billed	65,910	57,923
Other receivables	3,702	1,969

	99,507	80,907

Less: Allowance for doubtful accounts	(1,520)	(1,800)

Receivables, net	$97,987	$79,107

Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules.

Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets primarily represent fees receivable generated by two of the Company’s wholly-owned subsidiaries, SIDCO and SIMC, for distribution, investment advisory, and administration services provided by these subsidiaries to various regulated investment companies sponsored by the Company (See Note 12).

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2005	2004

Equipment	$63,251	$60,279
Buildings	98,235	97,767
Land	9,510	9,380
Purchased software	30,251	27,653
Furniture and fixtures	16,820	15,334
Leasehold improvements	2,961	2,803
Construction in progress	2,685	948

	223,713	214,164

Less: Accumulated depreciation and amortization	(109,208)	(100,524)

Property and Equipment, net	$114,505	$113,640

Depreciation and amortization expense related to property and equipment for 2005, 2004, and 2003 was $14,624, $13,377, and $14,724.

Other Assets

Other assets on the accompanying Consolidated Balance Sheets consist of:

	2005	2004

Investment in unconsolidated affiliate	$51,941	$37,672
Other, net	13,423	12,837

Other assets, net	$65,364	$50,509

Investment in unconsolidated affiliate relates to the Company’s 43 percent ownership in the general partnership LSV Asset Management (See Note 4).

Other, net consists of long-term prepaid expenses, deposits, investments carried at cost, and various other assets. Amortization expense for certain other assets for 2005, 2004, and 2003 was $182, $450, and $190, respectively.

Accrued Liabilities

Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2005	2004

Accrued compensation	$53,157	$44,360
Accrued income taxes	11,487	4,239
Accrued dividend payable	10,859	10,218
Accrued sub-advisor and investment officer fees	10,111	12,751
Accrued consulting	8,719	9,135
Other accrued liabilities	62,036	59,254

Accrued liabilities	156,369	139,957

Accrued sub-advisor and investment officer fees relates to services provided by fund advisors to Company-sponsored mutual funds and other investment programs.

Accrued income taxes also include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns (See Note 10).

Note 3 – Marketable Securities:

Investments Available-For-Sale

Investments available-for-sale of the Company’s non-broker-dealer subsidiaries classified as non-current assets consist of:

	For the Year ended December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Company-sponsored mutual funds	$42,890	$—	$(1,274)	$41,616
Non-company-sponsored mutual funds	2,324	9	—	2,333
Equity securities	8,966	1,717	—	10,683

	$54,180	$1,726	$(1,274)	$54,632

	For the Year Ended December 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Company-sponsored mutual funds	$26,382	$5	$(514)	$25,873
Non-company-sponsored mutual funds	3,501	—	—	3,501
Equity securities	8,695	1,748	—	10,443

	$38,578	$1,753	$(514)	$39,817

Net unrealized holding gains were $292 (net of income tax expense of $160) and $792 (net of income tax expense of $447) at December 31, 2005 and December 31, 2004, respectively, and are reported as separate components of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

The Company recognized gross realized gains from available-for-sale securities of $595, $5,347, and $1,862, in 2005, 2004 and 2003, respectively, and gross realized losses from available-for-sale securities of $14 and $1,046 in 2004 and 2003, respectively. There were no realized losses from available-for-sale securities in 2005.

At December 31, 2005, the Company had a single investment in a Company-sponsored mutual fund that has been in an unrealized loss position longer than one year. This mutual fund primarily invests in federal agency mortgage-backed securities and has a positive total return due to the amount of monthly dividends paid to the Company. The cost basis of this investment was $42,880 with a fair value of $41,606 and a gross unrealized loss of $1,274. The Company must maintain a certain level of investments in mortgage-type securities in order to satisfy certain regulatory requirements associated with the operations of SPTC. Therefore, the Company has the ability and intent to hold this investment until a recovery occurs. Also, the Company does not consider the decline in market value significant and attributes it to the recent increase in interest rates.

The Company recorded an impairment charge of $595 in 2003 related to other-than-temporary declines in fair value and is included in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations. The Company did not record an impairment charge related to other-than-temporary declines in fair value for any of its securities available-for-sale in 2005 or 2004.

Securities Owned

At December 31, 2005, the Company’s broker-dealer subsidiary, SIDCO, had investments in U.S. Treasury securities reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. Net gain (loss) from investments on the accompanying Consolidated Statements of Operations includes net gains of $17 in 2005 from changes in the fair value of the securities. The securities have a fair value of $19,709 and mature in 2006 and are therefore classified as current assets.

Note 4 – Investment in Unconsolidated Affiliate:

The Company has an investment in the general partnership LSV Asset Management (LSV). LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-adviser for a number of Company-sponsored mutual funds. The Company accounts for its interest in LSV using the equity method of accounting. The Company’s total partnership interest in LSV was approximately 43 percent during 2005.

For the first six months of 2004, the Company’s partnership interest in LSV was approximately 46 percent. On July 1, 2004, the Company sold a small percentage of its interest in LSV to certain other partners of LSV, reducing the partnership interest to 43 percent. Total proceeds received from the sale were $6,183 and the basis of the Company’s investment relating to the sold interest was $1,614, resulting in a total gain of $4,569. Certain partners paid the Company directly whereas certain other partners elected to finance their purchase through LSV. The Company realized $3,097 of the gain in 2004 and deferred the remaining portion of the gain of $1,472. The amount of the deferred gain at December 31, 2004 is reflected as Deferred gain on the accompanying Consolidated Balance Sheets.

During the twelve months ended December 31, 2005, the Company recognized amounts of the deferred gain according to the Company’s partnership interest of the outstanding balance owed to the partnership. The Company recognized $1,205 of the deferred gain as other income in 2005 with the remaining portion reflected as Deferred gain on the accompanying Consolidated Balance Sheets at December 31, 2005. In January 2006, the final payment was received by LSV from the partners who financed their purchase.

At December 31, 2005, the Company’s investment in LSV exceeded its underlying equity in the net assets of LSV by $6,337, of which $3,275 is considered finite-lived intangible assets and the remaining $3,062 is considered goodwill embedded in the investment. The finite-lived intangible assets primarily relate to customer contracts that meet the contractual-legal criterion for recognition apart from goodwill. The Company amortizes the finite-lived intangible assets on a straight-line basis over eight and a half years. The Company recorded $437 and $109 in amortization expense during 2005 and 2004, respectively. Total accumulated amortization at December 31, 2005 was $546. The Company does not record amortization expense associated with the embedded goodwill. The Company determines on an annual basis if its investment in LSV is impaired which includes the embedded goodwill. The Company’s investment in LSV is considered General and Administrative and is not included in a business segment.

On January 24, 2006, certain of the partners sold an aggregate eight percent interest in LSV to LSV Employee Group, LLC (the Borrower), which is owned by certain current employees of LSV. In order to finance a portion of the purchase price for such interests, the Borrower obtained financing from LaSalle Bank National Association (the Agent) and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan is $82,800 and is to be paid in quarterly installments with all payments due by January 24, 2011. The Borrower has pledged their interests as collateral to secure the term loan. The Company has entered into a Guaranty and Collateral Agreement with the Borrower and the Agent to facilitate the acquisition of the partnership interests by the Borrower. This transaction may require the Company to consolidate the accounts of LSV and the Borrower beginning in 2006. If consolidated, the remaining 57 percent interest in LSV will be reported as minority interest (See Note 14).

These tables contain condensed financial information of LSV:

Condensed Statement of Operations	2005	2004	2003
Revenues	$197,643	$119,517	$60,806
Net income	$175,343	$103,452	$49,506

Condensed Balance Sheet	2005	2004
Cash and cash equivalents	$45,698	$29,962
Accounts receivable, net of allowance for doubtful accounts of $120 and $240	65,312	43,413
Other current assets	135	201
Non-current assets	504	693

Total assets	$111,649	$74,269

Current liabilities	$8,955	$5,556
Partners’ capital	102,694	68,713

Total liabilities and partners’ capital	$111,649	$74,269

The Company received partnership distribution payments from LSV of $60,100 and $30,294 in 2005 and 2004, respectively.

Note 5 - Lines of Credit:

On January 14, 2003, the Company’s Canadian subsidiary entered into a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility became effective immediately and has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The facility, when utilized, accrues interest at the effective rate of interest announced by the lending institution, which is generally in accordance with rates on Canadian dollar commercial loans made in Canada. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility at December 31, 2005 and was in compliance with all covenants during 2005.

On September 14, 2004, the Company entered into a three-year $200,000 Credit Agreement (the Credit Facility). The Credit Facility became available immediately and expires on September 14, 2007 at which time any aggregate principal amount of loans outstanding becomes payable in full. The Credit Facility, when utilized, will accrue interest at 0.75 percent above the London Interbank Offer Rate (LIBOR). There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the Credit Facility. The Credit Facility contains various covenants, including, but not limited to, limitations of indebtedness, maintenance of fixed charge and leverage ratios, and restrictions on certain investments. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Currently, these covenants do not adversely affect the Company’s liquidity or capital resources.

The Company had no borrowings under the Credit Facility and was in compliance with all covenants during 2005. The Company incurred $303, $447, and $180 in commitment fees relating to the current and since expired lines of credit during 2005, 2004, and 2003, respectively, and is reflected in Interest expense on the accompanying Consolidated Statements of Operations.

Note 6 - Long-term Debt:

On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20 percent Senior Notes, Series A, and $15,000 of 7.27 percent Senior Notes, Series B (collectively, the Notes), in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company’s line of credit at that date. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the Note Purchase Agreement limits the Company’s ability to merge or consolidate, and to sell certain assets. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $4,000 in February 2006.

On June 26, 2001, the Company entered into a $25,000 Term Loan Agreement (the Agreement) with a separate lending institution which expires on March 31, 2006 and is payable in 17 equal quarterly installments. On August 2, 2001, the Company borrowed the full $25,000. The Agreement provides the Company the option to have interest accrued at either the lower of the Prime rate or one and thirty-five hundredths of one percent above LIBOR. The Agreement contains various covenants, including limitations on indebtedness and restrictions on certain investments. None of these covenants negatively affect the Company’s liquidity or capital resources. The Company made its scheduled payments during 2005 for a total of $5,556. The weighted average rate applied to the loan throughout 2005 was 4.48 percent. The interest rate which will be applied during the first quarter of 2006 is 5.88 percent.

The book value of long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available to the Company for bank loans with similar terms and maturities. The Company was in compliance with all covenants associated with its long-term debt during 2005.

Aggregate maturities of long-term debt at December 31, 2005 are:

	Senior Notes	Term Loan	Total

2006	$4,000	$1,389	$5,389
2007	4,000	—	4,000
2008	1,000	—	1,000
2009	1,000	—	1,000
2010	1,000	—	1,000
2011 and thereafter	2,000	—	2,000

	$13,000	$1,389	$14,389

Interest expense relating to the Company’s long-term debt was $1,221, $1,591, and $2,017 for the years ended December 31, 2005, 2004, and 2003, respectively.

Note 7 - Shareholders’ Equity:

Stock-Based Compensation Plans

The Company currently has one active equity compensation plan, the 1998 Equity Compensation Plan (the 1998 Plan), pursuant to which grants of stock may be made to employees, consultants and directors of the Company. The 1998 Plan provides for the grant of incentive stock options and non-qualified stock options, restricted stock, stock appreciation rights, and performance units. The Company’s Board of Directors has reserved an aggregate 20,222,000 shares for grant under the 1998 Plan and has only granted non-qualified stock options. The non-qualified stock options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, become exercisable ratably upon the attainment of specific diluted earnings per share targets or in their entirety after seven years from the date of grant and expire ten years from the date of grant. The Company maintains an on-going annual grant program under which all employees are eligible for consideration.

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

This table presents certain information relating to the Company’s stock option plans for 2005, 2004, and 2003:

	Number of Shares	Weighted Avg. Price
Balance as of December 31, 2002	14,473,000	20.28
Granted	2,416,000	29.56
Exercised	(2,128,000)	7.07
Expired or canceled	(272,000)	33.67

Balance as of December 31, 2003	14,489,000	$23.51
Granted	2,524,000	41.76
Exercised	(1,350,000)	6.97
Expired or canceled	(456,000)	32.57

Balance as of December 31, 2004	15,207,000	$27.73
Granted	2,259,000	38.48
Exercised	(771,000)	9.84
Expired or canceled	(417,000)	33.79

Balance as of December 31, 2005	16,278,000	29.92

Exercisable as of December 31, 2005	9,457,000	$28.04

Available for future grant as of December 31, 2005	4,095,000	—

As of December 31, 2004 and 2003, there were 5,736,000 and 6,210,000 shares exercisable, respectively. The expiration dates for options at December 31, 2005 range from December 17, 2006 to December 14, 2015 with a weighted average remaining contractual life of 6.4 years.

This table summarizes information relating to all options outstanding at December 31, 2005:

	Options Outstanding at December 31, 2005		Options Exercisable at December 31, 2005
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number Of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)
$ 3.25 - $15.69	3,383,000	$9.77	3,383,000	$9.77	2.4
16.21 - 29.42	3,600,000	25.23	1,524,000	19.61	5.8
29.56 - 38.25	2,599,000	29.97	101,000	36.67	7.9
38.55 - 42.86	3,449,000	40.07	1,215,000	42.83	8.6
43.09 - 50.00	3,247,000	45.29	3,234,000	45.29	7.7

	16,278,000		9,457,000

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 7,800,000 shares for issuance under this plan. At December 31, 2005, 5,353,000 cumulative shares have been issued.

Common Stock Buyback

The Board of Directors has authorized the purchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,053,365, including an additional authorization on January 30, 2006 for $50,000. Through December 31, 2005, a total of 118,587,000 shares at an aggregate cost of $1,001,376 have been purchased and retired. The Company purchased 4,443,000 shares at a cost of $164,118 during 2005.

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

Dividends

On May 25, 2005, the Board of Directors declared a cash dividend of $.11 per share on the Company’s common stock, which was paid on June 24, 2005, to shareholders of record on June 8, 2005. On December 14, 2005, the Board of Directors declared a cash dividend of $.11 per share on the Company’s common stock, which was paid on January 20, 2006, to shareholders of record on January 3, 2006.

The dividends declared in 2005, 2004, and 2003 were $21,924, $20,527, and $16,768, respectively. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

Note 8 - Employee Benefit Plan:

The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $3,804, $3,404, and $3,196 to the Plan in 2005, 2004, and 2003, respectively.

Note 9 - Commitments and Contingencies:

The Company leases certain of its facilities, data processing equipment, and software under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has other commitments relating to purchases of data processing equipment and software. The Company has entered into maintenance agreements primarily for its data processing equipment. Rent expense was $13,437, $12,728, and $13,757 in 2005, 2004, and 2003, respectively.

The aggregate noncancellable minimum commitments at December 31, 2005, other than those related to the lines of credit and long-term debt, are:

2006	9,439
2007	7,036
2008	4,326
2009	1,660
2010	1,549
2011 and thereafter	13,640

$37,650

In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2005 related to these indemnifications.

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

In April, 2005, the Company and SIMC were named as defendant in a complaint (the “Vermeg Complaint”) filed by Vermeg Services S.A.R.L. (“Vermeg”), a Tunisian company, in the United States District Court for the Eastern District of Pennsylvania. SIMC terminated a software license and services contract with Vermeg in March, 2005 citing failure of the Vermeg software to meet acceptance and performance criteria under the contract. The Vermeg Complaint sought monetary damages which it alleged arose out of the purported breach of such contract by the Company and SIMC as well as various other relief arising from the alleged misappropriation of Vermeg software and related information that Vermeg alleged was proprietary to Vermeg. In December, 2005, the Company entered into an agreement with Vermeg to settle the complaint. As part of the settlement and mutual release agreement, the Company made a one-time payment, which was expensed in the fourth quarter 2005, to Vermeg in the amount of $4,250. The payment was for services previously rendered to the Company and for a perpetual pre-paid license to use certain Vermeg technology.

Note 10 - Income Taxes:

The federal and state income tax provision is summarized as follows:

Year Ended December 31,	2005	2004	2003
Current
Federal	$73,101	$71,032	$71,709
State	4,888	4,371	5,416
Foreign	2,658	1,311	588

	80,647	76,714	77,713

Deferred, including current deferred
Federal	20,668	16,030	2,824
State	5,550	3,366	766

	26,218	19,396	3,590

Total income taxes	$106,865	$96,110	$81,303

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than a year.

The effective income tax rate differs from the Federal income tax statutory rate due to the following:

Year Ended December 31,	2005	2004	2003
Statutory rate	35.00%	35.00%	35.00%
State taxes, net of Federal tax benefit	2.31	1.94	1.80
Foreign tax expense and tax rate differential	(0.01)	0.14	0.06
Research and development tax credit	(1.12)	(1.28)	(0.97)
Valuation allowance on capital losses and other, net	0.02	0.45	0.36

	36.20%	36.25%	36.25%

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $18,618 million at December 31, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation, including the availability, or lack thereof, of foreign tax credits to reduce a portion of the U.S. liability.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The Company has completed an assessment of the impact of repatriating earnings that have not been remitted to the United States according to the provisions of the Act. Based upon the assessment, the company did not repatriate any earnings from controlled foreign corporations.

Deferred income taxes for 2005, 2004, and 2003 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items comprising the deferred income tax provision are:

Year Ended December 31,	2005	2004	2003
Difference in financial reporting and income tax depreciation methods	$(287)	$3,318	$1,253
Reserves not currently deductible	1,048	1,391	628
Capitalized software currently deductible for tax purposes, net of amortization	21,294	12,150	2,982
State deferred income taxes	3,608	2,188	498
Revenue and expense recognized in different periods for financial reporting and income tax purposes	975	315	289
Other, net	(420)	34	(2,060)

	$26,218	$19,396	$3,590

The net deferred income tax liability is comprised of:

Year Ended December 31,	2005	2004
Current deferred income taxes:
Gross assets	$7,318	$5,892
Gross liabilities	—	—

	7,318	5,892

Long-term deferred income taxes:
Gross assets	9,496	10,157
Gross liabilities	(58,989)	(32,891)

	(49,493)	(22,734)
Valuation allowance	(9,496)	(9,369)

	(58,989)	(32,103)

Net deferred income tax liability	$(51,671)	$(26,211)

The valuation allowance against deferred tax assets at December 31, 2005 and 2004 are related to capital losses and net operating losses from certain domestic and foreign subsidiaries. Certain state tax statutes significantly limit the utilization of net operating losses for domestic subsidiaries. Furthermore, these net operating losses cannot be used to offset other subsidiaries net income.

The tax effect of significant temporary differences representing deferred tax assets (liabilities) is:

Year Ended December 31,	2005	2004
Difference in financial reporting and income tax depreciation methods	$(8,610)	$(8,809)
Reserves not currently deductible	1,195	887
Capitalized software currently deductible for tax purposes, net of amortization	(50,086)	(23,581)
State deferred income taxes	3,515	1,599
Revenue and expense recognized in different periods for financial reporting and income tax purposes	2,603	3,406
Unrealized holding gain on investments	(160)	(447)
Other, net	(128)	734

Net deferred income tax liability	$(51,671)	$(26,211)

Note 11 – Business Segment Information:

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

Private Banking and Trust provides investment processing, fund processing, and investment management programs to banks and other trust institutions located in the United States and Canada. Investment Advisors provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States. Enterprises provides investment management programs that offer retirement solutions to corporations, unions, municipalities, and hospitals and an endowment and foundation solution for the not-for-profit market in the United States. Money Managers provides fund investment processing and institutional and separate account operational outsourcing solutions to traditional investment managers located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds. Investments in New Businesses provides investment management programs and fund processing to investment advisors, corporations, and money managers located outside the United States, investment processing solutions to institutions in the United Kingdom and continental Europe, as well as expanding our investment management programs to include affluent families residing in the United States.

Effective January 1, 2006, the Company reorganized its business segments in order to better align new and existing solutions and corresponding processes. The Company has also begun a process to consolidate certain business activities into new, globally-managed segments when deemed appropriate. The following business lines will move from one business segment to another: the global institutional business within the Investments in New Businesses segment will move to the Enterprises segment, the franchise offering business of the Investment Advisors segment will move to the Investments in New Businesses segment, and the registered mutual fund processing business of the Private Banking & Trust segment will move to the Money Managers segment.

The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2005, 2004, and 2003:

2005	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Admin.	Total

Revenues	$281,810	$205,652	$87,677	$87,595	$110,273		$773,007

Operating
Income (loss)	$100,093	$110,544	$40,491	$14,456	$(19,733)	$(33,898)	$211,953

Other income, net							$83,256

Income before income taxes							$295,209

Depreciation and amortization	$9,370	$2,428	$658	$1,687	$2,088	$1,354	$17,585

Capital expenditures	$41,661	$16,974	$7,716	$5,397	$6,695	$4,873	$83,316

Total assets	$162,154	$81,992	$32,396	$52,608	$116,686	$211,311	$657,147

2004	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Admin.	Total
Revenues	$290,605	$180,351	$69,816	$76,907	$74,590		$692,269

Operating
Income (loss)	$114,527	$98,684	$32,048	$14,663	$(20,319)	$(30,153)	$209,450

Other income, net							$55,681

Income before income taxes							$265,131

Depreciation and amortization	$8,828	$2,453	$748	$1,376	$1,636	$1,142	$16,183

Capital expenditures	$27,720	$9,214	$4,188	$2,897	$4,534	$2,645	$51,198

Total assets	$152,476	$104,730	$35,038	$46,104	$83,352	$193,775	$615,475

2003	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	General and Admin.	Total
Revenues	$311,534	$156,089	$62,051	$55,274	$51,285		$636,233

Operating
Income (loss)	$125,746	$85,681	$29,366	$9,105	$(18,102)	$(25,615)	$206,181

Other income, net							$18,103

Income before income taxes							$224,284

Depreciation and amortization	$9,612	$3,111	$850	$1,236	$1,308	$671	$16,788

Capital expenditures	$20,089	$5,308	$2,413	$1,686	$3,109	$1,524	$34,129

Total assets	$141,857	$109,719	$36,170	$45,229	$75,023	$184,631	$592,629

General and Administrative consists of expenses and assets attributable to corporate overhead groups that are not allocated to the business segments for internal financial reporting purposes. Unallocated assets primarily consist of cash and cash equivalents, deferred tax assets, the investment in LSV, and certain other shared services assets.

The following table presents the details of other income (expense):

For the Year Ended December 31,	2005	2004	2003
Equity in the earnings of unconsolidated affiliate	$74,818	$45,711	$22,461
Net gain (loss) on investments	87	3,848	(6,927)
Interest income	8,367	4,545	4,363
Interest expense	(1,524)	(2,112)	(2,303)
Other income	1,508	3,689	509

	$83,256	$55,681	$18,103

The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2005	2004	2003
United States	$664,907	$618,457	$589,997
International operations	108,100	73,812	46,236

	$773,007	$692,269	$636,233

The following table presents assets based on their location:

	2005	2004	2003
United States	$557,281	$539,677	$541,511
International operations	99,866	75,798	51,118

	$657,147	$615,475	$592,629

Note 12 - Related Party Transactions:

The Company, either by itself or through its wholly-owned subsidiaries, is a party to Investment Advisory and Administration Agreements with regulated investment companies (RICs) and other company-sponsored investment products which are administered by the Company. These investment products are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, the Company receives a fee for providing investment advisory, administrative, and accounting services. The investment advisory and administration fee is a fixed percentage, referred to as basis points, of the average daily net assets, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $340,939, $307,439, and $254,911, in 2005, 2004, and 2003, respectively. The Company is also a party to various agreements with several RICs which are advised and/or administered by the Company. The Company receives a fee for providing shareholder, administrative and distribution services pursuant to the provisions of various Rule 12b-1 Plans adopted by the RICs. These fees totaled $48,476, $43,906, and $40,389 in 2005, 2004, and 2003, respectively. A portion of the transaction costs incurred by the RICs for securities transactions are directed to the Company’s broker-dealer subsidiary in its capacity as an introducing broker-dealer. The Company recognized $2,744, $2,273, and $14,142 in commissions during 2005, 2004, and 2003, respectively.

Note 13 - Quarterly Financial Data (Unaudited):

	For the Three Months Ended
2005	March 31	June 30	Sept. 30	Dec. 31
Revenues	$185,681	$190,080	$193,659	$203,587
Income before income taxes	$68,833	$69,364	$76,677	$80,335
Net income	$43,709	$44,184	$49,196	$51,255
Basic earnings per common share	$.43	$.44	$.49	$.52
Diluted earnings per common share	$.42	$.43	$.48	$.50

	For the Three Months Ended
2004	March 31	June 30	Sept. 30	Dec. 31
Revenues	$167,161	$169,162	$172,978	$182,968
Income before income taxes	$61,818	$64,633	$71,227	$67,453
Net income	$39,409	$41,204	$45,407	$43,001
Basic earnings per common share	$.38	$.40	$.44	$.42
Diluted earnings per common share	$.37	$.39	$.43	$.41

Note 14 – Subsequent Event:

On January 24, 2006, the Company entered into a Guaranty and Collateral Agreement (the Guaranty Agreement) with LSV Employee Group, LLC (the Borrower), LaSalle Bank National Association as administrative agent (the Agent), and certain other lenders party thereto. The Company entered into the Guaranty Agreement in order to facilitate the Borrower’s acquisition of certain partnership interests of LSV.

The Company and certain other investors are partners of LSV. Certain partners of LSV, excluding the Company, sold in the aggregate an eight percent interest (the Transferred Interests) in LSV to the Borrower, which is owned by certain current employees of LSV. In order to finance a portion of the purchase price for such interests, the Borrower obtained financing from the Agent and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement dated January 24, 2006 (the Credit Agreement). LSV is party to the Credit Agreement to confirm certain representations, warranties and agreements.

The principal amount of the term loan is $82,800. The term loan may be divided into tranches that will bear interest at either (a) LIBOR plus a margin equal to 0.875 percent if the Borrower designates the tranche as a LIBOR loan, or (b) at a base rate, defined as the greater of (i) the Federal Funds Rate plus 0.5 percent and (ii) the Agent’s prime rate if the Borrower designates the tranche as a base rate loan. The principal amount and interest of the term loan must be repaid by the Borrower in quarterly installments. In any event, the Borrower must pay the outstanding principal balance on the term loan in full by January 24, 2011. The Borrower may prepay the term loan in whole or in part at any time without penalty. The Borrower has pledged the Transferred Interests to the lenders as collateral to secure the term loan.

Pursuant to the terms and conditions of the Guaranty Agreement, the Company has agreed to provide an unsecured guaranty to the lenders of all obligations of the Borrower under the Credit Agreement. The obligations of the Company under the Guaranty Agreement are triggered if an “event of default” occurs under the Credit Agreement, which includes (a) non-payment of the loan by the Borrower, (b) non-payment by the Borrower or LSV of other Borrower debt or LSV debt, (c) certain events of bankruptcy or insolvency with respect to the Borrower of LSV, and (d) a change of control (which is defined as including Josef Lakonishok, one of the principal partners of LSV, ceasing to own and control, directly or indirectly, at least 15.5 percent for the outstanding capital securities of LSV).

Upon the occurrence of an event of default, in addition to the rights of the lenders to seek repayment from the Borrower and exercise all rights as secured creditors against the Borrower, the lenders have the right to seek payment from the Company of the Borrower’s obligations under the Credit Agreement. As recourse for such payment, the Company will be subrogated to the rights of the lenders under the Credit Agreement and the Guaranty Agreement, including the security interest in the pledged Transferred Interests.

SEI INVESTMENTS COMPANY AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2005	$1,800	$—	$—	$(280)	$1,520
2004	1,700	100	—	—	1,800
2003	1,700	—	—	—	1,700
Deferred income tax valuation allowance:
2005	$9,369	$—	$127	$—	$9,496
2004	8,514	855	—	—	9,369
2003	7,842	672	—	—	8,514

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALFRED P. WEST, JR., 63, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.

ROBERT F. CRUDUP, 58, has been an employee of the Company since 1987. Mr. Crudup has been an Executive Vice President since January 2001.

CARL A. GUARINO, 48, has been an employee of the Company since April 1988. Mr. Guarino has been an Executive Vice President since March 2000 and a Senior Vice President since April 1988. Mr. Guarino was General Counsel from April 1988 to January 1994.

KATHY C. HEILIG, 47, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999. Ms. Heilig was Treasurer from May 1997 to May 2005.

N. JEFFREY KLAUDER, 53, has been Executive Vice President and General Counsel of the Company since August 2004. Prior to May 2000 and from September 2003 until August 2004, Mr. Klauder was a partner of Morgan Lewis & Bockius, LLP, a law firm, and from May 2000 until September 2003, Mr. Klauder was Managing Director and General Counsel of Safeguard Scientifics, Inc., an information technology and life sciences company.

EDWARD D. LOUGHLIN, 55, has been an employee of the Company since September 1979. Mr. Loughlin has been an Executive Vice President since May 1993 and a Senior Vice President since January 1988.

DENNIS J. MCGONIGLE, 45, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and a Senior Vice President since May 1995.

STEPHEN G. MEYER, 41, has been an employee of the Company since November 1992. Mr. Meyer has been a Senior Vice President since December 2005.

JOSEPH P. UJOBAI, 44, has been an employee of the Company since May 1998. Mr. Ujobai has been an Executive Vice President since May 2003 and a Senior Vice President since January 2001.

WAYNE M. WITHROW, 50, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and a Senior Vice President since January 1994. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.

Identification of Other Corporate Officers

Other corporate officers of the Company elected by the Board include the following:

MARK E. NAGLE, 46, has been an employee of the Company since November 1996. Mr. Nagle has been a Senior Vice President since January 2001.

KEVIN P. ROBINS, 44, has been an employee of the Company since September 1992. Mr. Robins has been a Senior Vice President since January 1994. Mr. Robins was General Counsel from January 1994 to March 2000.

MARK H. SAMUELS, 58, has been an employee of the Company since September 1992. Mr. Samuels has been a Senior Vice President since May 2001 and Director of Communications and Marketing since May 2000.

ROBERT M. SILVESTRI, 42, has been an employee of the Company since December 1988. Mr. Silvestri has been Treasurer since May 2005.

JUDITH E. TSCHIRGI, 52, has been an employee of the Company since May 1995. Ms. Tschirgi has been a Senior Vice President since January 2001 and Chief Information Officer since May 2002.

KENNETH G. ZIMMER, 49, has been an employee of the Company since April 1982. Mr. Zimmer has been a Senior Vice President since January 2001.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is set forth under the caption “Ownership of Shares” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2005. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	15,496,964	$31.07	4,094,988
Equity compensation plans not approved by security holders (2)	780,550	7.10	—

Total	16,277,514	$29.92	4,094,988

(1)	Consists of: (i) the Amended and Restated 1998 Equity Compensation Plan, (ii) the SEI Investments Company Stock Option Plan, and (iii) the SEI Investments Company Stock Option Plan for Non-Employee Directors.
(2)	Consists solely of the SEI Investments Company 1997 Stock Option Plan (the “1997 Plan”). In December 1997, our Board of Directors adopted the 1997 Plan. At the time of its initial approval, the 1997 Plan was not submitted to, nor was it required to be submitted to, our shareholders for approval. The 1997 Plan was terminated by our Board of Directors in May 1998, and no further options may be granted under the 1997 Plan. However, options granted under the 1997 Plan prior to its termination continue in effect under the terms of the grant and the 1997 Plan. No officers or employee members of the Board of Directors of the Company or its affiliates were eligible to receive grants under the 1997 Plan.

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

As of December 31, 2005, options to acquire 15,497,000 shares were outstanding under the 1998 Plan, out of a total of 14,403,000 shares of common stock reserved for issuance under the 1998 Plan. A total of approximately 4,095,000 shares of common stock remain available for issuance under the 1998 Plan for future grants.

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

As of December 31, 2005, options to acquire 781,000 shares were outstanding under the 1997 Plan, out of a total of 2,286,000 shares of common stock reserved for issuance under the 1997 Plan.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2005 and 2004

Consolidated Statements of Operations — For the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Shareholders’ Equity and Comprehensive Income - For the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows — For the years ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements

Schedule II — Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2005, 2004, and 2003

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

SEI INVESTMENTS COMPANY

Date March 16, 2006	By	/s/ Dennis J. McGonigle

Dennis J. McGonigle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date March 16, 2006	By	/s/ Alfred P. West, Jr.
Alfred P. West, Jr. Chairman of the Board,
Chief Executive Officer,
and Director

Date March 16, 2006	By	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date March 16, 2006	By	/s/ Richard B. Lieb
Richard B. Lieb
Director

Date March 16, 2006	By	/s/ William M. Doran
William M. Doran
Director

Date March 16, 2006	By	/s/ Henry H. Porter, Jr.
Henry H. Porter, Jr.
Director

Date March 16, 2006	By	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date March 16, 2006	By	/s/ Sarah W. Blumenstein
Sarah W. Blumenstein
Director

Date March 16, 2006	By	/s/ Howard D. Ross
Howard D. Ross
Director

Date March 16, 2006	By	/s/ Thomas W. Smith
Thomas W. Smith
Director

EXHIBIT INDEX

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1	Articles of Incorporation of the Registrant as amended on January 21, 1983. (Incorporated by reference to exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982.)
3.1.2	Amendment to Articles of Incorporation of the Registrant, dated May 21, 1992. (Incorporated by reference to exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

3.1.3	Amendment to Articles of Incorporation of the Registrant, dated May 26, 1994. (Incorporated by reference to exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

3.1.4	Amendment to Articles of Incorporation of the Registrant, dated November 21, 1996. (Incorporated by reference to exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

3.1.5	Amendment to Articles of Incorporation of the Registrant, dated February 14, 2001. (Incorporated by reference to exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

3.2	Amended and Restated By-Laws. (Incorporated by reference to exhibit 3.2.2 to the Registrant’s Current Report on Form 8-K dated February 1, 2006.)

4.1	Form of Certificate for Shares of Common Stock. (Incorporated by reference to exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

4.2	Rights Agreement dated December 10, 1998. (Incorporated by reference to exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

Note: Exhibits 10.1 through 10.6 constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Registrant participate.

10.1	Stock Option Plan, Amended, Restated and Renewed as of February 11, 1997. (Incorporated by reference to exhibit 99(a) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.1.1	1997 Stock Option Plan. (Incorporated by reference to exhibit 99(b) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.1.2	1997 Option Share Deferral Plan. (Incorporated by reference to exhibit 99(c) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.1.3	1998 Equity Compensation Plan, Amended and Restated as of April 8, 2003. (Incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-111224) filed December 16, 2003.)

10.3	Employee Stock Purchase Plan as Amended and Restated on October 15, 1997. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.4	SEI Capital Accumulation Plan. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-41343) filed December 2, 1997.)

10.5	Stock Option Plan for Non-Employee Directors. (Incorporated by reference to exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

10.5.1	Amendment 1997-1 to the Stock Option Plan for Non-Employee Directors. (Incorporated by reference to exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.5.2	1997 Option Share Deferral Plan for Non-Employee Directors. (Incorporated by reference to exhibit 99(d) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.6	Employment Agreement, dated May 25, 1979, between Alfred P. West, Jr. and the Registrant. (Incorporated by reference to exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)

10.11	Directors and Officers Liability Insurance Policy. (Incorporated by reference to exhibit 10.9 to the Registrant’s Registration Statement on Form S-8 (No. 2-78133) filed June 25, 1982.)

10.17	Note Purchase Agreement, dated as of February 24, 1997, with respect to the issuance by the Registrant of $20,000,000 7.20% Senior Notes, Series A, due February 24, 2007, and $15,000,000 7.27% Senior Notes, Series B, due February 24, 2012. (Incorporated by reference to exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.17.1	First Amendment, dated December 15, 1998, to Note Purchase Agreement, dated February 24, 1997. (Incorporated by reference to exhibit 10.17.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.17.2	Second Amendment, dated February 19, 2003, to Note Purchase Agreement, dated February 24, 1997. (Incorporated by reference to exhibit 10.17.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

10.18	Term Loan Agreement, dated June 26, 2001 between Firstar Bank, National Association and the registrant. (Incorporated by reference to exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.18.1	First Amendment to the Loan Agreement, dated September 15, 2003, between SEI Investments Company and U.S. Bank National Association. (Incorporated by reference to exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.)

10.18.2	Second Amendment to the Loan Agreement, dated January 31, 2004, between SEI Investments Company and U.S. Bank National Association. (Incorporated by reference to exhibit 10.19.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.18.3*	Third Amendment to the Loan Agreement, dated January 20, 2006, between SEI Investments Company and U.S. Bank National Association.

10.20	$200,000 Credit Agreement, dated September 14, 2004, among SEI Investments Company, the lenders thereto, JP Morgan Chase Bank, Wachovia Bank, National Association, Bank of America, N.A., Manufacturers and Traders Trust Company and PNC Bank, National Association. (Incorporated by reference to exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2004.)

10.20.1	First Amendment, dated January 24, 2006, to $200,000 Credit Agreement, dated September 14, 2004. (Incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 30, 2006.)

10.21	Guaranty and Collateral Agreement, dated as of January 24, 2006 by and among SEI Investments Company, LSV Employee Group, LLC, the Grantors party thereto and LaSalle Bank National Association as Administrative Agent (including the underlying Credit Agreement dated as of January 24, 2006 by and among LSV Employee Group, LLC, LSV Asset Management, the Lenders party thereto and LaSalle Bank National Association as Administrative Agent to which the Guaranty and Collateral Agreement relates). (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2006.)

10.22*	Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company.

10.22.1*	First Amendment, dated June 15, 2005 to Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company.

10.22.2*	Second Amendment, dated February 20, 2006 to Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company.

14	Code of Ethics for Senior Financial Officers. (Incorporated by reference to exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

21*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Accountants.

31.1*	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2*	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.

99	Miscellaneous exhibit. (Incorporated by reference to exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

99.1*	Financial Statements of LSV Asset Management.

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.