Form 10-Q
period 2006-03-31
SEI INVESTMENTS CO
filed 2006-05-08
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2006: 98,486,787 shares of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(In thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets

Current Assets:

Cash and cash equivalents	$172,959	$130,128
Restricted cash	10,250	10,250
Receivables from regulated investment companies	31,909	30,558
Receivables, net of allowance for doubtful accounts of $2,295 and $1,520 (Note 4)	166,949	97,987
Securities owned	19,815	19,709
Deferred income taxes	6,974	7,318
Prepaid expenses and other current assets	11,600	10,026

Total Current Assets	420,456	305,976

Property and Equipment, net of accumulated depreciation and amortization of $113,924 and $109,208 (Note 4)	116,545	114,505

Capitalized Software, net of accumulated amortization of $22,941 and $21,667	134,136	116,670

Investments Available for Sale	53,583	54,632

Investment in Unconsolidated Affiliate	—	51,941

Goodwill	95,062	—

Other Intangible Asset, net of accumulated amortization of $655	3,166	—

Deferred Income Taxes	1,782	—

Other Assets	14,846	13,423

Total Assets	$839,576	$657,147

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2006	December 31, 2005
	(unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities:

Current portion of long-term debt	$14,000	$5,389
Accounts payable	6,545	4,954
Payable to regulated investment companies	18	204
Accrued liabilities (Note 4)	130,485	147,426
Deferred gain	—	267
Deferred revenue	471	287

Total Current Liabilities	151,519	158,527

Long-term Debt	77,800	9,000

Deferred Income Taxes	65,012	58,989

Minority Interest	86,409	8,943

Commitments and Contingencies (Note 10)

Shareholders’ Equity:

Common stock, $.01 par value, 750,000 shares authorized; 98,239 and 98,580 shares issued and outstanding	982	986
Capital in excess of par value	280,278	268,608
Retained earnings	173,247	148,127
Accumulated other comprehensive income, net	4,329	3,967

Total Shareholders’ Equity	458,836	421,688

Total Liabilities and Shareholders’ Equity	$839,576	$657,147

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

		Three Months Ended March 31,
		2006		2005
Revenues		$277,133		$185,681

Expenses:
Operating and development		106,468		94,427
Sales and marketing		42,086		31,896
General and administrative		9,922		7,729

Income from operations		118,657		51,629

Equity in the earnings of unconsolidated affiliate		—		15,226
Net (loss) gain from investments		(242)		427
Interest income		2,654		1,976
Interest expense		(1,155)		(425)
Minority interest		(34,762)		—
Other income		1,588		—

Income before income taxes		86,740		68,833
Income taxes		31,834		25,124

Net income		54,906		43,709

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		599		(47)
Unrealized holding loss on investments:
Unrealized holding losses during the period net of income tax benefit of $227 and $84	(393)		(157)
Less: reclassification adjustment for losses (gains) realized in net income, net of income tax (benefit) expense of $(88) and $158	156	(237)	(269)	(426)

Other comprehensive income (loss)		362		(473)

Comprehensive income		$55,268		$43,236

Basic earnings per common share		$.56		$.43

Diluted earnings per common share		$.54		$.42

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$54,906	$43,709
Adjustments to reconcile net income to net cash provided by operating activities	45,503	(18,552)

Net cash provided by operating activities	100,409	25,157

Cash flows from investing activities:
Additions to property and equipment	(5,557)	(5,005)
Additions to capitalized software	(19,365)	(15,857)
Purchase of investments available for sale	(142)	(2,936)
Sale of investments available for sale	1,073	837
Cash received from consolidation of LSV	5,268	—
Other	—	(9)

Net cash used in investing activities	(18,723)	(22,970)

Cash flows from financing activities:
Payment on long-term debt	(5,389)	(5,389)
Purchase and retirement of common stock	(31,944)	(46,896)
Proceeds from issuance of common stock	4,395	1,823
Tax benefit on stock options	4,942	—
Payment of dividends	(10,859)	(10,218)

Net cash used in financing activities	(38,855)	(60,680)

Net increase (decrease) in cash and cash equivalents	42,831	(58,493)

Cash and cash equivalents, beginning of period	130,128	216,966

Cash and cash equivalents, end of period	$172,959	$158,473

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(all figures are in thousands except per share data)

Note 1. Summary of Significant Accounting Policies

Nature of Operations

SEI Investments Company (the Company), a Pennsylvania corporation, provides investment processing, fund investment processing, and investment management business outsourcing solutions to corporations, financial institutions, financial advisors, and affluent families in the United States, Canada, the United Kingdom, Continental Europe, and other various locations throughout the world. Investment processing solutions utilize the Company’s proprietary software system to track investment activities in multiple types of investment accounts, including personal trust, corporate trust, institutional trust, and non-trust investment accounts, thereby allowing banks and trust companies to outsource trust and investment related activities.

The fund investment processing solution offers a full range of administration and distribution support services to mutual funds, collective trust funds, hedge funds, fund of funds, private equity funds and other types of investment funds. Administrative services include fund accounting, trustee and custodial support, legal support, transfer agency and shareholder servicing. Distribution support services range from market and industry insight and analysis to identifying distribution opportunities.

Investment management programs consist of Company-sponsored mutual funds, alternative investments and separate accounts. These include a series of money market, equity, fixed-income and alternative investment portfolios, primarily in the form of registered investment companies. The Company serves as the administrator and investment advisor for many of these products.

Effective January 1, 2006, the Company reorganized its business segments to better align new and existing solutions and corresponding processes. As part of this reorganization, the Company will consolidate certain business activities into new, globally-managed business segments. Additional information pertaining to the Company’s new business segments is included in Note 11.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2005 except for those discussed below. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three month periods ended March 31, 2006 and 2005. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment,” which requires stock-based compensation cost to be recognized in the Company’s consolidated financial statements. Additionally, the Company is now required to consolidate the assets, liabilities and operations of LSV Asset Management (LSV), a general partnership, and LSV Employee Group LLC (LSV Employee Group), a Delaware limited liability company formed in January 2006, effective in the first quarter 2006.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and entities in which it holds a controlling financial interest. The Company determines whether it has a controlling financial interest either by its decision-making ability through voting interests in accordance with Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries,” or by the extent of the Company’s participation in the economic risks and rewards of the entity through variable interests pursuant to the revised interpretation of Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The Company provides for minority interests in consolidated entities for which the Company’s controlling financial interest is less than 100 percent. The Company’s principal subsidiaries are SEI Investments Distribution Co. (SIDCO), SEI Investments Management Corporation (SIMC), and SEI Private Trust Company (SPTC). All intercompany accounts and transactions have been eliminated.

In January 2006, the Company entered into a Guaranty and Collateral Agreement (the Guaranty Agreement) to provide an unsecured loan guaranty to LSV Employee Group, which is owned by several current employees of LSV. The purpose of the agreement was to assist LSV Employee Group in their purchase of an aggregate eight percent interest in LSV from two existing partners of LSV. The Company has determined that under FIN 46, LSV Employee Group meets the definition of a variable interest entity and that the Company is the primary beneficiary. The Company has also determined that it has a controlling financial interest in LSV due to its direct 43 percent ownership in LSV and its equity interest in LSV Employee Group. As a result, the Company is required to consolidate the assets, liabilities and operations of LSV and LSV Employee Group beginning in 2006. The amount of ownership of the other existing partners is included in minority interest. Prior to 2006, the Company accounted for LSV under the equity method of accounting. The Company’s share of net assets in LSV was reported in Investment in unconsolidated affiliate on the Consolidated Balance Sheets and its proportionate share in the earnings of LSV was reported in Equity in the earnings of unconsolidated affiliate as a component of other income on the accompanying Consolidated Statement of Operations. The presentation of LSV in the Consolidated Financial Statements has changed due to this transaction; however, the Company’s proportionate share in the net assets and earnings of LSV was unaffected and remained at approximately 43 percent. The Company does not have any ownership interest in LSV Employee Group (See

Note 2).

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

Revenue Recognition

The Company’s principal sources of revenue consist of information processing and software services; management, administration, advisory, and distribution of mutual funds; brokerage and consulting services; and other asset management products and services. Revenues from these services are recognized in the periods in which they are performed provided that persuasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned. Reimbursements received for out-of-pocket expenses incurred are recorded as revenue. Certain portions of our revenues require management’s consideration of the nature of the client relationship in determining whether to recognize as revenue the gross amount billed or net amount retained after payments are made to vendors for certain services related to the product or service offering.

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents includes $87,576 and $55,237 at March 31, 2006 and December 31, 2005, respectively, primarily invested in Company-sponsored open-ended money market mutual funds. Cash and cash equivalents at March 31, 2006 includes $59,017 from LSV due to the requirement to consolidate the accounts of LSV.

Restricted Cash

Restricted cash at March 31, 2006 and December 31, 2005 includes $10,000 segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers and $250 segregated for regulatory purposes related to trade-execution services conducted by our subsidiary located in the United Kingdom.

Allowances for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities, and trade receivables. Cash equivalents are principally invested in short-term money market funds or placed with major banks and high-credit qualified financial institutions. Cash deposits maintained with institutions are in excess of federally insured limits. Marketable securities primarily consist of a regulated investment company with underlying investments in federal agency mortgage-backed securities and a diversified equity investment vehicle. Concentrations of credit risk with respect to our receivables are limited due to the large number of clients and their dispersion across geographic areas. No single group or customer represents greater than ten percent of total accounts receivable.

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

Marketable Securities

The Company’s non-broker-dealer subsidiaries accounts for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation when necessary. Currently, the Company’s non-broker-dealer subsidiaries only have marketable securities classified as available for sale. SFAS 115 requires that debt and equity securities classified as available for sale be reported at fair value as determined by the most recently traded price for each security at the balance sheet date. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of comprehensive income. The specific identification method is used to compute the realized gains and losses on marketable securities (See Note 5).

The Company evaluates the realizable value of its marketable securities on a quarterly basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Factors considered in determining other-than-temporary declines in value include the duration and extent to which the fair value has been less than the carrying value, the ability of the investment to recover to its original cost, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. No charges related to an other-than-temporary decline have been taken for the Company’s marketable securities in the three month periods ended March 31, 2006 and 2005.

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

The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company records all derivatives on its balance sheet at fair value. The Company determines if the instrument qualifies as an effective fair value hedge on the date the derivative is entered into and monitors this determination on an ongoing basis. If the derivative instrument qualifies as an effective fair value hedge according to established accounting guidance, the Company will apply hedge accounting. As of March 31, 2006, hedge accounting does not apply to any of the Company’s derivatives.

The Company enters into economic hedging relationships such that the change in the fair value of the asset being hedged is expected to be offset by a counteracting change in the fair value of the derivative instrument. The change in the fair value of the derivative is recognized immediately in current period earnings, while the change in the fair value of the hedged asset is recorded in other comprehensive income. The Company may continue to enter into economic hedges to support certain business strategies. These economic hedges may not qualify as accounting hedges and, therefore, may cause some volatility in earnings.

The Company holds equity derivatives with a notional amount of $12,380 and an expected maturity date in 2007. Additionally, LSV Employee Group entered into an interest rate swap agreement to convert its floating rate long-term debt to fixed rate debt. This swap has a notional value of $41,400 and an expected maturity date of January 2011. The Company recognized net losses of $465 in the first quarter of 2006 and net gains of $228 in the first quarter of 2005 from changes in the fair value of derivative instruments. These gains and losses are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.

Capitalized Software

The Company accounts for software development costs in accordance with the guidance established in Statement of Position
98-1 (SOP 98-1) “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” for development costs associated with software products to be provided in a hosting environment. As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which includes direct external and internal costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages are expensed as incurred. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. The Company capitalized $19,365 and $15,857 of software development costs in accordance with SOP 98-1 during the three months ended March 31, 2006 and 2005, respectively.

Amortization of capitalized software development costs begins when the product is placed into service. In the first quarter of 2006, the Company placed into service approximately $15,113 of previously capitalized software development costs. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily two to ten years, with a weighted average remaining life of approximately seven years. Amortization expense was $1,274 and $586 during the three months ended March 31, 2006 and 2005, respectively.

The Company determined that software purchased from third party vendors that was capitalized as part of the development of a new platform did not satisfy all of the expected functionality requirements. In the first quarter of 2006, the Company wrote-off $625 of previously capitalized software development costs. In the first quarter of 2005, the Company wrote-off $3,429 of previously capitalized software development costs, which included $1,922 of unpaid liabilities to the vendor that was directly associated with the amount that was capitalized. The Company recorded a net charge of $1,507 in the first quarter of 2005.

Goodwill and Other Intangible Asset

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Goodwill is reviewed for impairment annually, or more frequently if facts and circumstances warrant a review. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. In the first step, the fair value of each reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company has determined its intangible asset has a definite life and is amortizing it over eight and a half years (See Note 3).

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

Foreign Currency Translation

The assets and liabilities and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Assets and liabilities have been translated into U.S. dollars using the rates of exchange at the respective balance sheet dates. The results of operations have been translated into U.S. dollars at average exchange rates prevailing during the period. The resulting translation gain and loss adjustments are recorded as a separate component of comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations in the periods in which they occur.

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

Stock-Based Compensation

In the first quarter of 2006, the Company adopted the provisions of SFAS 123(R). SFAS 123(R) replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro-forma disclosures (See Note 8).

Earnings per Share

The Company calculates earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the combination of the weighted average number of common shares outstanding and the dilutive potential common shares, such as stock options, outstanding during the period. The calculations of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 are:

	For the Three Month Period Ended March 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$54,906	98,758	$.56

Dilutive effect of stock options	—	2,553

Diluted earnings per common share	$54,906	101,311	$.54

	For the Three Month Period Ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$43,709	101,766	$.43

Dilutive effect of stock options	—	2,929

Diluted earnings per common share	$43,709	104,695	$.42

Employee stock options to purchase 6,705,000 and 4,663,000 shares of common stock, with an average exercise price of $42.56 and $44.54, were outstanding during the three month periods ended March 31, 2006 and 2005, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

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

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Gains
Beginning balance (Dec. 31, 2005)	$3,675	$292	$3,967
Current period change	599	(237)	362

Ending balance (March 31, 2006)	$4,274	$55	$4,329

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2006	2005
Net income	$54,906	$43,709

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,448	4,280
Distribution from unconsolidated affiliate	16,940	—
Undistributed equity in the earnings of unconsolidated affiliate	—	(4,304)
Minority interest	34,762	—
Tax benefit on stock options exercised	—	1,522
Stock-based compensation	4,487	—
Gain on partial sale of unconsolidated affiliate	(267)	—
Provision for losses on receivables	655	(355)
Deferred income tax expense	4,724	5,203
Net realized losses (gains) on investments	242	(427)
Write-off of capitalized software	625	3,429
Other	(1,570)	(102)
Change in current asset and liabilities
Decrease (increase) in
Restricted cash	—	2,303
Receivables from regulated investment companies	(1,351)	304
Receivables	(5,647)	(10,471)
Prepaid expenses and other current assets	(1,438)	569
Increase (decrease) in
Accounts payable	1,588	(1,481)
Payable to regulated investment companies	(186)	(2,241)
Accrued expenses	(13,693)	(15,288)
Deferred revenue	184	(1,493)

Total adjustments	45,503	(18,552)
Net cash provided by operating activities	$100,409	$25,157

Supplemental disclosures of cash paid/received during the three months ended March 31 are as follows:

	2006	2005
Interest paid	$643	$758
Interest and dividends received	2,555	2,035
Income taxes paid	2,428	1,890

The following non-cash activities are excluded from the Consolidated Statements of Cash Flows. LSV Employee Group purchased an aggregate eight percent interest in LSV from two existing partners for a total purchase price of $92,000. LSV Employee Group contributed $9,200 and borrowed the remaining $82,800 (See Note 2).

New Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2. Consolidation of LSV and LSV Employee Group

The Company has an investment in the general partnership LSV, a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-adviser for a number of Company-sponsored mutual funds. The Company’s total partnership interest in LSV was approximately 43 percent during 2005 and 2006. LSV Employee Group is owned by several current employees of LSV and was formed in January 2006 for the sole purpose of owning a partnership interest in LSV. The Company does not own any interest in LSV Employee Group.

In January 2006, the Company entered into a Guaranty Agreement with LSV Employee Group, LaSalle Bank National Association as administrative agent (the Agent), and certain other lenders. The Company entered into the Guaranty Agreement in order to facilitate the acquisition of certain partnership interests of LSV by LSV Employee Group. The Company and other investors are partners of LSV. Two partners of LSV, excluding the Company, sold in the aggregate an eight percent interest in LSV to LSV Employee Group. In order to finance a portion of the purchase price for such interests in LSV, LSV Employee Group obtained financing from the Agent and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan is $82,800 (See Note 7).

Pursuant to the terms and conditions of the Guaranty Agreement, the Company has agreed to provide an unsecured guaranty to the lenders of all obligations of LSV Employee Group under the Credit Agreement in the event of default by LSV Employee Group. In the event of default by LSV Employee Group, the lenders have the right to seek payment from the Company of all obligations of LSV Employee Group under the Credit Agreement (see Note 10).

Under FIN 46, LSV Employee Group meets the definition of a variable interest entity. As a result of the Guaranty Agreement, the Company determined that it was the primary beneficiary of LSV Employee Group. As a result of this transaction, the Company now has a controlling financial interest in LSV through its direct ownership of LSV and equity interest in LSV Employee Group. The Company is required to consolidate the assets, liabilities and operations of LSV and LSV Employee Group in its Consolidated Financial Statements beginning in January 2006. The Company’s percentage of direct ownership in LSV was unchanged (approximately 43 percent) as a result of this transaction. The amount of ownership of the other existing partners (approximately 57 percent) of LSV is included in Minority interest. The Company does not have any ownership interest in LSV Employee Group. Prior to 2006, the Company accounted for LSV using the equity method of accounting. The Company’s share of net assets in LSV was reported in Investment in unconsolidated affiliate on the Consolidated Balance Sheets. The Company’s proportionate share in the earnings of LSV was recorded in Equity in the earnings of unconsolidated affiliate as a component of other income on the accompanying Consolidated Statement of Operations.

The following table contains the condensed statement of operations of LSV for the three months ended March 31, 2005:

For the Three Month Period Ended March 31, 2005
Revenues	$40,286
Net income	$35,732

The following table contains the condensed balance sheet of LSV as of December 31, 2005:

December 31, 2005
Cash and cash equivalents	$45,698
Accounts receivable	65,312
Other current assets	135
Non-current assets	504

Total assets	$111,649

Current liabilities	$8,955
Partners’ capital	102,694

Total liabilities and partners’ capital	$111,649

The unaudited pro-forma financial information for the three months ended March 31, 2005 combines the historical results of the Company and LSV as though the companies had been combined as of the beginning of January 1, 2005. Net income and earnings per share were unchanged due to this transaction but are presented for the purpose of clarification.

For the Three Month Period Ended March 31, 2005
Revenues	$225,967
Net income	$43,709

Basic earnings per share	$.43
Diluted earnings per share	$.42

Note 3. Goodwill and Other Intangible Asset

In June 2003, the Company purchased an additional percentage ownership in LSV. The total purchase price was allocated to LSV’s net tangible and intangible assets based upon their estimated fair values at the date of purchase. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The total amount of goodwill from this transaction amounted to $3,062 and is included on the accompanying Consolidated Balance Sheets.

In January 2006, LSV Employee Group purchased an equity investment in LSV for $92,000. In accordance with the terms of the Assignment and Purchase Agreement (the Purchase Agreement), LSV Employee Group received an eight percent interest in the earnings and distributions of LSV from the date of the Purchase Agreement and did not acquire any right to any of the sellers’ remaining undistributed operating income of LSV. Therefore, the entire purchase price was considered goodwill and there was no purchase price allocation. Goodwill is not amortized but instead will be tested for impairment at least annually.

The Company identified an intangible asset related to customer contracts that met the contractual-legal criterion for recognition apart from goodwill. The fair value of the intangible was determined to be $3,821 with a definite life of eight and a half years. The identified intangible asset is amortized on a straight-line basis. The Company recognized $109 of amortization expense in the first quarter of 2005 and 2006. Prior to 2006, the goodwill and intangible assets were considered embedded within its investment in LSV and reflected as a component of Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets.

	March 31, 2006	December 31, 2005
Intangible asset, at cost	$3,821	$3,821
Accumulated amortization	(655)	(546)

Net book value	$3,166	$3,275

Note 4. Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2006	December 31, 2005
Trade receivables	$36,177	$29,895
Fees earned, not billed	131,571	65,910
Other receivables	1,496	3,702

	169,244	99,507
Less: Allowance for doubtful accounts	(2,295)	(1,520)

	$166,949	$97,987

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

At March 31, 2006, Trade receivables include $6,988 and Fees earned, not billed include $60,014 of amounts owed to LSV from its clients resulting from the requirement to consolidate the accounts of LSV beginning in 2006.

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2006	December 31, 2005
Equipment	$65,003	$63,251
Buildings	98,444	98,235
Land	9,510	9,510
Purchased software	32,068	30,251
Furniture and fixtures	17,447	16,820
Leasehold improvements	3,996	2,961
Construction in progress	4,001	2,685

	230,469	223,713

Less: Accumulated depreciation and amortization	(113,924)	(109,208)

Property and Equipment, net	$116,545	$114,505

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2006	December 31, 2005
Accrued income taxes	$31,534	$11,487
Accrued compensation	20,698	53,157
Accrued consulting	12,488	8,719
Accrued sub-advisor and investment officer fees	10,272	10,111
Other accrued liabilities	55,493	63,952

Total accrued liabilities	$130,485	$147,426

Accrued sub-advisor and investment officer fees relates to services provided by fund advisors to Company-sponsored mutual funds and other investment programs.

Note 5. Marketable Securities

Investments Available for Sale

Investments available for sale of the Company’s non-broker-dealer subsidiaries consist of:

	As of March 31, 2006
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$43,400	$—	$(1,935)	$41,465
Non-company-sponsored mutual funds	1,322	19	—	1,341
Equity securities	8,785	1,992	—	10,777

	$53,507	$2,011	$(1,935)	$53,583

	As of December 31, 2005
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$42,890	$—	$(1,274)	$41,616
Non-company-sponsored mutual funds	2,324	9	—	2,333
Equity securities	8,966	1,717	—	10,683

	$54,180	$1,726	$(1,274)	$54,632

The net unrealized holding gains at March 31, 2006 were $55 (net of income tax expense of $21) and at December 31, 2005 were $292 (net of income tax expense of $160) and are reported as a separate component of Accumulated other comprehensive gains on the accompanying Consolidated Balance Sheets.

During the three months ended March 31, 2006 and 2005, the Company recognized gross realized gains from available-for-sale securities of $220 and $199, respectively. These gains are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations. There were no realized losses recognized during the three months ended March 31, 2006 and 2005.

At March 31, 2006, the Company had a single investment in a Company-sponsored mutual fund that has been in an unrealized loss position longer than one year. This mutual fund primarily invests in federal agency mortgage-backed securities and has a positive total return due to the amount of monthly dividends paid to the Company. The cost basis of this investment was $43,400 with a fair value of $41,465 and a gross unrealized loss of $1,935. The Company must maintain a certain level of investments in mortgage-type securities in order to satisfy certain regulatory requirements associated with the operations of SPTC. Therefore, the Company has the ability and intent to hold this investment until a recovery occurs. Also, the Company does not consider the decline in market value significant and attributes it to the increase in interest rates.

Securities Owned

At March 31, 2006 and December 31, 2005, the Company’s broker-dealer subsidiary had investments in U.S. Treasury securities which are recognized as Securities owned on the accompanying Consolidated Balance Sheets. These securities were purchased in November 2005. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $19,815 and $19,709 at March 31, 2006 and December 31, 2005, respectively. The change in fair value recognized in the first quarter of 2006 was minimal.

Note 6. Lines of Credit

On January 14, 2003, the Company’s Canadian subsidiary entered into a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility became effective immediately and has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The facility, when utilized, accrues interest at the effective rate of interest announced by the lending institution, which is generally in accordance with rates on Canadian dollar commercial loans made in Canada. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the three months ended March 31, 2006.

On September 14, 2004, the Company entered into a three-year $200,000 Credit Agreement (the Credit Facility) replacing the Company’s $200,000 364–Day Credit Agreement which expired on September 13, 2004. The Credit Facility became available immediately and expires on September 14, 2007, at which time any aggregate principal amount of loans outstanding becomes payable in full. The Credit Facility, when utilized, will accrue interest at 0.75 percent above the London Interbank Offer Rate (LIBOR). There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the Credit Facility. The Credit Facility contains various covenants, including, but not limited to, limitations of indebtedness, maintenance of fixed charge and leverage ratios, and restrictions on certain investments. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. None of these covenants negatively affect the Company’s liquidity or capital resources. The Company was in compliance with all covenants associated with the Credit Facility during the three month period ended March 31, 2006. During the three month period ended March 31, 2006, the Company had no borrowings under the Credit Facility.

Note 7. Long-term Debt

In February 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20 percent Senior Notes, Series A, and $15,000 of 7.27 percent Senior Notes, Series B (collectively, the Notes), in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company’s line of credit at that date. The Note Purchase Agreement, which was subsequently amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the Note Purchase Agreement limits the Company’s ability to merge or consolidate, and to sell certain assets. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $4,000 in February 2006. The remaining unpaid principal balance of the Notes at March 31, 2006 was $9,000, of which $4,000 is classified as current.

In June 2001, the Company entered into a $25,000 Term Loan Agreement (the Agreement) with a separate lending institution. In August 2001, the Company borrowed the full $25,000. The Company made its final payment of $1,389 in the first quarter of 2006.

The Company was in compliance with all covenants associated with its long-term debt during the three month period ended March 31, 2006 and 2005.

In January 2006, LSV Employee Group purchased an eight percent interest in the partnership LSV. In order to finance a portion of the purchase price, LSV Employee Group obtained financing from LaSalle Bank National Association and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan is $82,800. The term loan may be divided into tranches that will bear interest at the either (a) LIBOR plus 0.875 percent, or (b) at a base rate, defined as the greater of (i) the Federal Funds Rate plus 0.5 percent or (ii) the prime rate for LaSalle Bank National Association. LSV Employee Group may designate which rate of interest will be applied for each tranche. The principal amount and interest of the term loan are to be paid in quarterly installments. The total outstanding principal balance of the term loan must be paid in full by January 2011. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. As of March 31, 2006, the remaining unpaid principal balance of the term loan was $82,800, of which $10,000 is classified as current and presented in Current portion of long-term debt on the accompanying Consolidated Balance Sheets. The remaining $72,800 is presented in Long-term debt on the accompanying Consolidated Balance Sheets. LSV Employee Group made the first payment in April for $3,761. The Company entered in a Guaranty and Collateral Agreement with LSV Employee Group to assist in acquiring financing of the purchase price but currently has no obligation of payment relating to the term loan of LSV Employee Group (See Note 10).

Note 8. Stock-Based Compensation

The Company currently has one active equity compensation plan, the 1998 Equity Compensation Plan (the 1998 Plan), pursuant to which grants of stock may be made to employees, consultants and directors of the Company. The 1998 Plan provides for the grant of incentive stock options and non-qualified stock options, restricted stock, stock appreciation rights, and performance units. The Company’s Board of Directors has reserved an aggregate 20,222,000 shares for grant under the 1998 Plan and has only granted non-qualified stock options. The non-qualified stock options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, become exercisable ratably upon attainment of specific diluted earnings per share targets or in their entirety after seven years from the date of grant and expire ten years from the date of grant. The Company maintains an on-going annual grant program under which all employees are eligible for consideration.

The Company also maintains three additional equity compensation plans which have non-qualified stock options outstanding, but these plans have been terminated. No options are available for grant from these terminated plans, and grants made under these plans continue in effect under the original terms of the grant and the applicable plan. All of the Company’s equity compensation plans are administered by the Company’s Compensation Committee.

Beginning with the first quarter of 2006, the Company adopted SFAS 123(R). The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option-pricing model is affected by the price of the Company’s common stock as well as other variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock exercise behaviors, risk-free interest rate and expected dividends. The Company uses historical data to estimate the variables used in the option-pricing model. SFAS 123(R) also requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Stock-based compensation is amortized over the requisite service periods of the awards, which are generally the vesting periods. Since the stock options have performance-based acceleration clauses, the Company estimates the periods in which these clauses are expected to be achieved and amortizes the stock-based compensation expense based upon these estimates or over the period of seven years.

The Company did not grant any stock options or any other form of equity instruments during the first quarter of 2006. The weighted average fair value of the Company’s stock options granted during the first quarter of 2005 was $17.44 using the following assumptions:

2005
Expected Term (in years)	7.00
Expected volatility	43.15%
Expected dividend yield	0.56%
Risk-free interest rate	4.33%

The Company recognized $4,487 ($2,705, or $.03 basic and diluted earnings per share, net of deferred tax benefit of $1,782) of stock-based compensation expense in its Consolidated Financial Statements in the first quarter of 2006. As of March 31, 2006, there was approximately $66,100 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2006	$13,450
2007	17,950
2008	10,900
2009	10,500
2010	8,300
2011	2,650
2012	2,350

$66,100

Prior to the adoption of SFAS 123(R), all tax benefits for deductions resulting from the exercise of stock options was presented as operating cash flows on the Consolidated Statement of Cash Flows. SFAS 123(R) requires the benefits of tax deductions to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

The following table presents the pro-forma effects on net income and earnings per common share for the three month period ended March 31, 2005 if the Company had recognized compensation expense relating to its employee stock options under the provision of SFAS 123:

For the Three Month Period Ended March 31, 2005
Net Income:
As reported	$43,709
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(4,675)

Pro forma	$39,034

Basic earnings per common share
As reported	$.43
Pro forma	$.38

Diluted earnings per common share
As reported	$.42
Pro forma	$.37

The following table presents certain information relating to the Company’s stock option plans for the three months ended March 31, 2006:

	Number of Shares	Weighted Avg. Price
Balance as of December 31, 2005	16,278,000	$29.92
Granted	—	—
Exercised	(430,000)	8.78
Expired or cancelled	(83,000)	35.17

Balance as of March 31, 2006	15,765,000	$30.47

Exercisable as of March 31, 2006	8,958,000	$28.89

Available for future grant as of March 31, 2006	4,095,000	—

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the first quarter of 2006 was $13,706. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $158,644 and $104,290, respectively. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2006 and the exercise price of the shares. The market value of the Company’s common stock as of March 31, 2006 was $40.53 as reported by the Nasdaq exchange.

The following table summarizes information relating to all options outstanding at March 31, 2006:

	Options Outstanding at March 31, 2006		Options Exercisable at March 31, 2006
Range of Exercise Prices (Per Share)	Number Of Shares	Weighted Average Exercise Price (Per Share)	Number Of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)
$3.25 -$15.69	3,049,000	$10.21	3,049,000	$10.21	2.4
$16.21 -$29.42	3,484,000	25.37	1,427,000	19.62	5.8
$29.56 -$38.25	2,565,000	29.95	45,000	37.29	8.0
$38.55 -$42.86	3,435,000	40.06	1,217,000	42.85	8.6
$43.09 -$50.00	3,232,000	45.29	3,220,000	45.29	7.7

	15,765,000	30.47	8,958,000	28.89	6.4

Note 9. Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,103,365, including an additional authorization on April 19, 2006 for $50,000. Through March 31, 2006, a total of 119,376,000 shares at an aggregate cost of $1,033,320 have been purchased and retired. The Company purchased 789,000 shares at a total cost of $31,944 during the three months ended

March 31, 2006.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 10. Commitments and Contingencies

Guarantees and Indemnifications

In January 2006, the Company entered into a Guaranty Agreement with LSV Employee Group (the Borrower), LaSalle Bank National Association as administrative agent (the Agent), and certain other lenders party thereto. The Company entered into the Guaranty Agreement in order to facilitate the Borrower’s acquisition of certain partnership interest of LSV.

Pursuant to the terms and conditions of the Guaranty Agreement, the Company has agreed to provide an unsecured guaranty to the lenders of all obligations of LSV Employee Group under the Credit Agreement. The obligations of the Company under the Guaranty Agreement are triggered if an “event of default” occurs under the Credit Agreement, which includes (a) non-payment of the loan by LSV Employee Group, (b) non-payment by LSV Employee Group or LSV of other LSV Employee Group debt or LSV debt, (c) certain events of bankruptcy or insolvency with respect to LSV Employee Group of LSV, and (d) a change of control (which is defined as including Josef Lakonishok, one of the principal partners of LSV, ceasing to own and control, directly or indirectly, at least 15.5 percent of the outstanding capital securities of LSV).

Upon the occurrence of an event of default, in addition to the rights of the lenders to seek repayment from LSV Employee Group and exercise all rights as secured creditors against LSV Employee Group, the lenders have the right to seek payment from the Company of LSV Employee Group’s obligations under the Credit Agreement. As recourse for such payment, the Company will be subrogated to the rights of the lenders under the Credit Agreement and the Guaranty Agreement, including the security interest in the pledged interests transferred to LSV Employee Group.

Legal Proceedings

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

Note 11. Business Segment Information

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

The Company reorganized its business segments in 2006 to better align new and existing solutions and corresponding processes. The Company has also begun a process to consolidate certain business activities into new, globally-managed segments when deemed appropriate. The following changes were made to the business segments: the global institutional business within the Investments in New Businesses segment is included in the Enterprises segment, the franchise offering within the Investment Advisors segment is included in the Investments in New Businesses segment, and the registered mutual fund processing business within the Private Banking and Trust segment is now included in the Money Managers segment. For comparability, the prior period’s results have been reclassified to reflect the realignment of the business segments.

As a result of consolidating the operations of LSV in 2006, LSV will be reported as a business segment. The operating results of LSV were previously reported in Equity in the earnings of unconsolidated affiliate and were not included in any business segment. The Company’s reportable business segments are:

Private Banking and Trust - provides investment processing, fund investment processing, and investment management programs to banks and other trust institutions located in the United States and Canada;

Investment Advisors - provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States;

Enterprises - provides investment management programs that offer retirement and treasury solutions to corporations, unions, municipalities, and hospitals and an endowment and foundation solution for the not-for-profit market globally;

Money Managers - provides fund investment processing and institutional and separate account operations outsourcing solutions to banks, investment managers and mutual fund companies located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds;

Investments in New Businesses - provides investment management programs and fund processing to investment advisors and banks located outside the United States and investment processing solutions to banks and trust institutions in the United Kingdom and Continental Europe. This segment also includes our investment management programs offered to affluent families residing in the United States both directly and through a network of independent advisors; and

LSV Asset Management – is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2006 and 2005. Management evaluates Company assets on a consolidated basis during interim periods.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended March 31, 2006 and 2005.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended March 31, 2006
Revenues	$68,994	$55,297	$38,528	$27,285	$20,995	$66,034	$277,133
Expenses (1)	45,103	26,217	24,450	22,473	24,989	40,938	184,170

Operating profit (loss)	$23,891	$29,080	$14,078	$4,812	$(3,994)	$25,096	$92,963

Profit margin	35%	53%	37%	18%	(19)%	38%	34%

(1)	–The Investments in New Businesses segment includes $1,323 of minority interest of other shareholders relating to a joint venture. LSV includes $34,293 of minority interest of the other partners of LSV.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended March 31, 2005
Revenues	$68,297	$48,378	$29,758	$24,228	$15,020	$—	$185,681
Expenses	42,673	21,268	20,318	19,476	22,588	—	126,323

Operating profit (loss)	$25,624	$27,110	$9,440	$4,752	$(7,568)	$—	$59,358

Profit margin	38%	56%	32%	20%	(50)%	—	32%

A reconciliation of the total reported for the business segments to income before income taxes in the Consolidated Statements of Operations for the quarters ended March 31, 2006 and 2005 is as follows:

	2006	2005
Total operating profit from segments above	$92,963	$59,358

General and administrative expenses	(9,922)	(7,729)
Net (loss) gain from investments	(242)	427
Equity in earnings of unconsolidated affiliate	—	15,226
Interest income	2,654	1,976
Interest expense	(1,155)	(425)
Other income	1,588	—
LSV Employee Group (1)	854	—

Income before taxes	$86,740	$68,833

(1)	–Includes $11 in General and administrative expenses, $7 in Interest income, and $850 in Interest expense from the consolidation of the accounts of LSV Employee Group. The net total of these items ($854) are included in Minority interest since the Company does not have any ownership interest in LSV Employee Group. Additionally, LSV Employee Group earned $3,632 in revenues from its proportionate share in the earnings of LSV but was eliminated through the process of consolidation.

The following tables provide additional information for the three months ended March 31, 2006 and 2005 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2006	2005	2006	2005
Private Banking and Trust	$12,508	$10,014	$2,777	$2,221
Investment Advisors	4,983	4,441	768	566
Enterprises	2,382	2,046	321	284
Money Managers	1,532	1,436	493	447
Investments in New Businesses	2,077	1,650	651	385
LSV	10	—	180	—
General and Administrative	1,430	1,275	258	377

	$24,922	$20,862	$5,448	$4,280

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                                             (In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at March 31, 2006 and 2005, the consolidated results of operations for the three months ended March 31, 2006 and 2005 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund investment processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund investment processing and investment management fees are earned as a percentage of average assets under management or administration. As of March 31, 2006, through our subsidiaries in which we have a significant interest, we administer $331.6 billion in mutual fund and pooled assets, manage $160.1 billion in assets, and operate from more than 20 offices in over a dozen countries.

In January 2006, we entered into a Guaranty and Collateral Agreement to provide an unsecured loan guaranty to LSV Employee Group to assist in their purchase of partnership units from two existing partners of LSV. Under current accounting rules, LSV Employee Group meets the definition of a variable interest entity and we are considered the primary beneficiary. We have also determined that we have a controlling financial interest in LSV due to our direct 43 percent ownership in LSV and our equity interest in LSV Employee Group. As a result, we are required to consolidate the accounts of both LSV and LSV Employee Group as consolidated subsidiaries with the amount of ownership of the other existing partners reflected as minority interest. In prior periods, our proportionate share in the earnings of LSV earnings was reported in Equity in earnings of unconsolidated affiliate which was a component of other income. The presentation of LSV in our financial statements has changed due to this transaction but our proportionate share in the earnings of LSV was unaffected and remains at approximately 43 percent. LSV is now reported as its own business segment in 2006. We are not required to reclassify prior period results to conform to current year presentation (See Notes 1 and 2 to the Consolidated Financial Statements).

We reorganized our business segments in 2006 to better align new and existing solutions and corresponding processes. The Company has also begun a process to consolidate certain business activities into new, globally-managed segments when deemed appropriate. The following changes were made to the business segments: the global institutional business within the Investments in New Businesses segment is included in the Enterprises segment, the franchise offering within the Investment Advisors segment is included in the Investments in New Businesses segment, and the registered mutual fund processing business within the Private Banking and Trust segment is now included in the Money Managers segment. For comparability, the prior period’s results have been reclassified to reflect the realignment of the business segments.

The Company’s reportable business segments are:

Private Banking and Trust - provides investment processing, fund investment processing, and investment management programs to banks and other trust institutions located in the United States and Canada;

Investment Advisors - provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States;

Enterprises - provides investment management programs that offer retirement and treasury solutions to corporations, unions, municipalities, and hospitals and an endowment and foundation solution for the not-for-profit market globally;

Money Managers - provides fund investment processing and institutional and separate account operations outsourcing solutions to banks, investment managers and mutual fund companies located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds;

Investments in New Businesses - provides investment management programs to investment advisors and banks located outside the United States and investment processing solutions to banks and trust institutions in the United Kingdom and Continental Europe. This segment also includes our investment management programs offered to affluent families residing in the United States both directly and through a network of independent advisors; and

LSV Asset Management – is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

Critical Accounting Policy

Stock-Based Compensation

We adopted the provisions of SFAS 123(R) during the first quarter of 2006 to account for stock-based compensation. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as various other assumptions. These assumptions include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We currently base our expectations for these assumptions from historical data. These expectations are subject to change in future periods.

Our stock options contain vesting acceleration clauses if certain established goals, which are determined at the time of grant, are achieved. The achievement of these predetermined goals may also affect the amount of options that could vest. The amount of stock-based compensation expense is based upon our estimates of when we believe these performance goals may be achieved. This has the effect of recognizing more stock-based compensation expense in earlier periods. If the performance goals are not achieved, our stock options are scheduled to vest in their entirety after seven years from the grant date. In the first quarter of 2006, we recognized approximately $4.5 million in stock-based compensation expense. Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2006	$13,450
2007	17,950
2008	10,900
2009	10,500
2010	8,300
2011	2,650
2012	2,350

$66,100

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, future periods may differ significantly from what we have recorded in the current period. Additionally, if our estimate of the attainment of the performance vesting acceleration clauses proves to be incorrect, the remaining amount of stock-based compensation expense could be accelerated or spread out over a longer period. This may result in a lack of consistency in future periods and could materially affect our net income and net income per share.

Financial Results

Revenues, Expenses and Income from Operations by business segment for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 were as follows:

	For the Three Month Period Ended March 31,
	2006	2005	Percent Change
Revenues:

Private Banking and Trust	$68,994	$68,297	1%
Investment Advisors	55,297	48,378	14%
Enterprises	38,528	29,758	29%
Money Managers	27,285	24,228	13%
Investments in New Businesses	20,995	15,020	40%
LSV	66,034	—	100%

Total revenues	$277,133	$185,681	49%

Expenses:

Private Banking and Trust	$45,103	$42,673	6%
Investment Advisors	26,217	21,268	23%
Enterprises	24,450	20,318	20%
Money Managers	22,473	19,476	15%
Investments in New Businesses	24,989	22,588	11%
LSV	40,938	—	100%

Total expenses	$184,170	$126,323	46%

Income from business segments:

Private Banking and Trust	$23,891	$25,624	(7)%
Investment Advisors	29,080	27,110	7%
Enterprises	14,078	9,440	49%
Money Managers	4,812	4,752	1%
Investments in New Businesses	(3,994)	(7,568)	47%
LSV	25,096	—	100%

Total income from business segments	$92,963	$59,358	57%

General and administrative	(9,922)	(7,729)	28%
Minority interest reflected in segments	35,616	—	100%

Income from operations	$118,657	$51,629	130%

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances (In millions)	As of March 31,		Percent Change
	2006	2005
Assets invested in equity and fixed-income programs	$133,065	$99,557	34%
Assets invested in collective trust fund programs	14,316	12,715	13%
Assets invested in liquidity funds	12,737	11,639	9%

Assets under management	160,118	123,911	29%

Client proprietary assets under administration	171,463	167,594	2%

Assets under management and administration	$331,581	$291,505	14%

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

Consolidated Summary

Consolidated revenues increased $91.5 million, or 49 percent in the three month period ended March 31, 2006 compared to the same period a year ago. Net income increased $11.2 million, or 26 percent in the three month period ended March 31, 2006 compared to the corresponding period a year ago. Diluted earnings per share were $.54 in the three month period ended March 31, 2006 compared to $.42 in the three month period ended March 31, 2005. Revenues increased significantly primarily as a result of consolidating the accounts of LSV into our financial statements beginning in 2006 as a result of the Guaranty and Collateral Agreement previously described. This had the effect of increasing revenues and expenses in 2006 for the results of LSV. Prior to 2006, our proportionate share in the net earnings of LSV was shown in a single line, Equity in the earnings of unconsolidated affiliate, which was classified as other income. In our opinion, the following items had a significant impact on our financial results for the three month periods ended March 31, 2006 and 2005:

•	Our growth in revenues was primarily the result of consolidating the accounts of LSV in 2006. Revenues in the three months ended March 31, 2006 include $66.0 million from LSV whereas revenues in the prior year did not include the revenues of LSV.

•	Income before income taxes was primarily boosted by the net operating results of LSV. Our proportionate share in the earnings of LSV was $25.4 million for the first quarter of 2006 compared to $15.2 million for the same period in 2005, an increase of $10.2 million or 67 percent. This increase was mainly driven by an increase in revenues from new sales.

•	Revenue growth in our Investment Advisors segment was primarily driven by higher asset-based fees due to capital market appreciation in 2005 and 2006. Rising capital markets increased the value of assets we manage for our existing clients, resulting in an increase in our base revenues. Capital market appreciation partially contributed to the increase in revenues in the Enterprises and Investments in New Businesses segments.

•	New sales in our Enterprises, Money Managers and Investments in New Businesses segments also contributed to our revenue growth. We believe these sales of new business were due to a growing acceptance of our new and existing strategies and solutions in our target markets.

•	In the first quarter of 2006, we adopted the provisions of SFAS 123(R) to account for stock-based compensation. We elected the modified-prospective method, under which prior periods are not revised. In accordance with SFAS 123(R), we recognized $4.5 million in stock-based compensation expense in the first quarter of 2006.

•	We continued to make significant expenditures for the development of our Global Wealth Platform as we progress through the development phase of this platform. The majority of these costs are eligible for capitalization; however, a portion is not eligible and is expensed as incurred. We capitalized $19.4 million in the three months ended March 31, 2006 compared to $15.9 million in the comparable period of 2005 in software development costs for this platform. We expect to incur significant development costs throughout the remainder of 2006.

•	Consolidated operating margins were negatively affected by increased spending in our operational infrastructure necessary to deliver and support new company strategies and solutions and to service new clients. A substantial portion of these costs relate to personnel and third-party service providers.

•	In January 2006, we began delivery of our SEI Advisor Desktop technology to our investment advisor clients. This technology is a version of the front-end functionality of the Global Wealth Platform. Amortization expense related to the technology was $700 thousand, of which approximately two-thirds is charged to our Investment Advisors segment.

•	In the first quarter of 2006 and 2005, it was determined that software purchased from third party vendors intended for use in our Global Wealth Platform did not satisfy all of the expected functionality requirements. Prior capitalized development costs of $0.6 million and $1.5 million were written off in 2006 and 2005, respectively. These charges impacted all of our business segments except LSV.

•	We continued our stock repurchase program during 2006 and purchased approximately 789,000 shares at an average price of approximately $40 per share in the first quarter of 2006. This caused our diluted earnings per common share to grow at a faster rate than our earnings.

•	As a result of the change in presentation of LSV, for comparability purposes, if we had consolidated the accounts of LSV beginning in 2005, revenues on a pro-forma basis would have been $226.0 million for the first quarter 2005. This represents an increase in revenues in the first quarter of 2006 of $51.1 million, or 23 percent. LSV revenues were $40.3 million in the first quarter of 2005. Since our percentage ownership in LSV did not change in 2006 compared to 2005, there was no effect on net income as a result of the change in presentation of LSV.

Business Segments

Private Banking and Trust

Revenues increased slightly compared to the prior year corresponding period and were primarily affected by:

•	An increase in revenues in our BSP solution due to new clients, the conversion of an existing large bank client from our ASP solution and cross-sales of other services to existing clients; partially offset by

•	A decrease in revenues from our ASP solution due to the loss of a large bank client in early 2005 and the conversion of an existing client from our ASP solution to our BSP solution noted above, which was partially offset by the contracting of a new large bank client.

Operating margins decreased to 35 percent, compared to 38 percent in the same period a year ago. Operating income decreased by $1.7 million, or seven percent, compared to the prior year comparable period and was primarily affected by:

•	Increased personnel and other operational and technology costs necessary to deliver business outsourcing solutions;

•	The recognition of stock-based compensation expense; partially offset by

•	The decrease in the write-off of previously capitalized software development costs for our Global Wealth Platform in the first quarter of 2005, net of the write-off in the first quarter of 2006.

Investment Advisors

Revenues increased $6.9 million, or 14 percent, compared to the prior year corresponding period and were primarily affected by:

•	Increased investment management fees from existing clients due to the appreciation of assets under management caused by capital market appreciation during 2005 and 2006 and a shift in client assets to higher-margin investment products.

Operating margins decreased to 53 percent compared to 56 percent in the same period a year ago. Operating income increased by $2.0 million, or seven percent, compared to the prior year comparable period was primarily affected by:

•	An increase in revenues;

•	The decrease in the write-off of previously capitalized software development costs for our Global Wealth Platform in the first quarter of 2005, net of the write-off in the first quarter of 2006; partially offset by

•	Increased personnel, promotion and technology costs related to our operating infrastructure;

•	Amortization expense associated with the delivery of the SEI Advisor desktop technology, and

•	The recognition of stock-based compensation expense.

Enterprises

Revenues increased $8.8 million, or 29 percent, compared to the prior year corresponding period and were primarily affected by:

•	Asset funding from new sales of our retirement solutions, mainly to large corporations;

•	Increased assets under management from existing clients caused by capital market appreciation during 2005 and 2006.

Operating margins increased to 37 percent compared to 32 percent in the same period a year ago. Operating income increased $4.6 million, or 49 percent, compared to the prior year comparable period and was primarily affected by:

•	An increase in revenues; less

•	Increased personnel costs to support new business and investment management operations; and

•	The recognition of stock-based compensation expense.

Money Managers

Revenues increased $3.1 million, or 13 percent, compared to the prior year corresponding period and were primarily affected by:

•	Asset funding from new sales of hedge fund and separate account operations outsourcing solutions;

•	Cash flows from existing clients; and

•	Sales of additional products to our existing clients; partially offset by

•	Client losses, primarily fund administration clients.

Operating margins decreased to 18 percent, compared to 20 percent in the same period a year ago. Operating income increased slightly compared to the prior year comparable period and was primarily affected by:

•	An increase in revenues, offset by

•	Increased investment spending in connection with the build out of our separately managed account and alternative investments operations;

•	The recognition of stock-based compensation expense.

Investments in New Businesses

Revenues increased $6.0 million, or 40 percent, compared to the prior year corresponding period and were primarily affected by:

•	Asset funding from new and existing clients;

•	Increased assets under management from existing clients caused by capital market appreciation in 2005 and 2006; partially offset by

•	The loss of a large distributor client in Continental Europe during the third quarter of 2005.

Losses from operations declined by $3.6 million, or 47 percent, compared to the prior year comparable period and were primarily affected by:

•	An increase in revenues;

•	Increased direct expenses associated with higher levels of assets from new and existing clients, net of a reduction in direct cost associated with the loss of the large distributor client mentioned above; partially offset by

•	Increased personnel and other operational costs necessary to deliver business outsourcing solutions; and

•	The recognition of stock-based compensation expense.

LSV

Total revenues were $66.0 million, compared to $40.1 million for the same period a year ago, an increase of $25.9 million, or 65 percent. The increase in revenues was primarily due to increased assets under management from new sales and capital market appreciation in 2005 and 2006 from existing clients. Our interest in LSV was approximately 43 percent for both periods. Our earnings from LSV were $25.1 million, compared to $15.2 million for the prior year corresponding period, an increase of $9.9 million, or 65 percent. This increase was due to the growth in revenues primarily from new sales.

Other

General and administrative expenses

General and administrative expenses primarily consist of corporate overhead costs and other costs not directly attributable to a reportable business segment and were $9.9 million for the three months ended March 31, 2006 compared to $7.7 million for the same period a year ago. The increase in these expenses was primarily due to the recognition of stock-based compensation expense, general overhead costs and resources and associated expenses for our corporate compliance program and adherence to regulations of the Sarbanes-Oxley Act of 2002.

Other Income

Other income on the accompanying Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
	2006	2005
Equity in the earnings of unconsolidated affiliate	$—	$15,226
Net (loss) gain from investments	(242)	427
Interest income	2,654	1,976
Interest expense	(1,155)	(425)
Minority interest	(34,762)	—
Other	1,588	—

Total other (expense) income, net	$(31,917)	$17,204

Beginning in 2006, we consolidated the accounts of LSV and LSV Employee Group into our financial statements as a result of the unsecured loan guaranty. The ownership percentage of the other existing partners of LSV and LSV Employee Group is reflected in Minority interest. Prior to 2006, our proportionate share of the earnings from LSV was reflected in Equity in the earnings of unconsolidated affiliate.

Minority interest includes the amount owned by other shareholders in which we have a significant or controlling interest. The accounts of these entities are included in our consolidated financial statements. Minority interest consists of the following:

	Three Months Ended March 31,
	2006	2005
LSV Asset Management	$(34,293)	$—
LSV Employee Group	854	—
Other entities	(1,323)	—

Total minority interest	$(34,762)	$—

Net (loss) gain from investments consists of the following:

	Three Months Ended March 31,
	2006	2005
Realized gain from sales of marketable securities	$220	$199
(Decrease) increase in fair value of derivative financial instruments	(465)	228
Other realized gains	3	—

Net (loss) gain on investments	$(242)	$427

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

Interest income is earned based upon the amount of cash that is invested daily. Fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period and/or changes in interest rates. The increase in interest income in the three month period of 2006 was primarily due to an increase in interest rates and investments of cash into higher-yielding investment vehicles. Interest income for the first quarter of 2006 includes approximately $332 thousand of interest earned by LSV from their average outstanding cash balance.

Interest expense is directly attributable to our long-term debt and other borrowings. Interest expense for our borrowings was approximately $300 thousand for the three months ended March 31, 2006 and decreased over the comparable period mainly due to the lower principal balances of our debt outstanding. Interest expense for the first quarter of 2006 includes approximately $850 thousand in interest costs associated with the borrowings of LSV Employee Group.

Income Taxes

Our effective tax rates were 36.7 percent and 36.5 percent for the three months ended March 31, 2006 and 2005, respectively. The increase in effective tax rates was primarily due to the expiration of the research and development tax credit.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2006	2005
Net cash provided by operating activities	$100,409	$25,157
Net cash used in investing activities	(18,723)	(22,970)
Net cash used in financing activities	(38,855)	(60,680)

Net increase (decrease) in cash and cash equivalents	42,831	(58,493)

Cash and cash equivalents, beginning of period	130,128	216,966

Cash and cash equivalents, end of period	$172,959	$158,473

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. We currently have a Credit Facility that provides for borrowings of up to $200.0 million. The availability of the Credit Facility is subject to the compliance with certain covenants set forth in the agreement. At March 31, 2006, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $173.0 million and the full amount available through the Credit Facility of $200.0 million.

Beginning in 2006, we are now required under accounting rules to consolidate the accounts of LSV and LSV Employee Group which had a significant impact on the presentation of our cash flows. This increased our cash balance by $59.0 million at March 31, 2006. We recognized $16.9 million in cash flow from operations as a distribution in 2006 that related to our proportionate share of the earnings of LSV in the prior year. Additionally, $34.8 of Minority interest primarily relates to the other partners in LSV that has not yet been distributed and significantly boosted our cash flow from operations. These two items increased cash flow from operations $51.7 million in 2006.

In January 2006, LSV Employee Group purchased an eight percent interest from two existing partners in LSV for $92.0 million by borrowing $82.8 million in order to finance the majority of the purchase price. These items are excluded from our cash flow statement as it had no impact on cash.

Net cash provided by operating activities was also affected by the adoption of SFAS 123(R). Tax benefits recognized is now recorded as a financing activity. Prior to adoption of SFAS 123(R), this was recorded as an operating activity.

Net cash used in investing activities primarily includes the capitalization of costs incurred in developing computer software, purchases and sales of marketable securities, and capital expenditures. We continued to make substantial investments in the development of our new Global Wealth Platform. We are currently in the application development stage of the project and a substantial portion of our expenditures are for development, rather than research and design, and are eligible for capitalization under accounting rules. Capitalized software development costs were $19.4 million in 2006 as compared to $15.9 million in 2005. The increase in capitalized software development costs was primarily due to a higher level of spending. We expect this level of spending to continue through the remainder of 2006.

In 2006, we had $0.9 million in net redemptions of marketable securities versus $2.1 million in net purchases in 2005. Purchases of marketable securities in 2005 mainly comprised additional investments made into a company-sponsored mutual fund for regulatory compliance purposes. Capital expenditures in 2006 and 2005 primarily include computer systems and equipment to support our ongoing operations. During the third quarter of 2005, we began construction of an additional building and parking facility at our corporate headquarters. The total cost of the expansion is estimated to be at least $24.0 million and is expected to be completed by the second half of 2006. Through March 31, 2006, we have spent approximately $4.0 million related to the expansion project, of which $1.3 million was spent in the first quarter of 2006.

Net cash used in financing activities primarily includes principal payments of our debt, the repurchase of our common stock and dividend payments. Principal payments on our long-term debt were $5.4 million in 2006 and 2005. We made our final payment on the term loan in the first quarter of 2006. We still owe $9.0 million on our Senior Notes, of which $4.0 million is due in February 2007. Our long-term debt is subject to various covenants contained in each lending agreement. Currently, these covenants do not negatively affect our liquidity.

Our Board of Directors has authorized the repurchase of up to $1.1 billion worth of our common stock. Through April 30, 2006, we repurchased approximately 119.4 million shares of our common stock at a cost of $1.0 billion and had $70.0 million of authorization remaining for the purchase of our common stock under this program. We spent approximately $31.9 million during the first quarter of 2006 and $46.9 million during the first quarter of 2005 for the repurchase of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Cash dividends paid were $10.9 million or $.11 per share in the first quarter of 2006 and $10.2 million or $.10 per share in the first quarter of 2005. Our Board of Directors intends to declare future dividends on a semi-annual basis.

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for continuing operations; continued investment in new products and equipment; our common stock repurchase program; expansion of our corporate campus; future dividend payments; and principal and interest payments on our long-term debt.

Off Balance Sheet Arrangements

On January 24, 2006, we entered into a Guaranty and Collateral Agreement (the Guaranty Agreement) with LSV Employee Group, LLC (the Borrower), LaSalle Bank National Association as administrative agent (the Agent), and certain other lenders party thereto. We entered into the Guaranty Agreement in order to facilitate the Borrower’s acquisition of certain partnership interest of LSV.

We and other investors are partners of LSV. Some partners of LSV, excluding SEI, sold in the aggregate an eight percent interest (the Transferred Interests) in LSV to the Borrower, which is owned by several current employees of LSV. In order to finance a portion of the purchase price for such interests, the Borrower obtained financing from the Agent and other lenders in the form of a term loan pursuant to the terms of a Credit Agreement dated January 24, 2006. LSV is party to the Credit Agreement to confirm certain representations, warranties and agreements. The principal amount of the term loan is $82.8 million. Principal and interest payments are made by the Borrower in quarterly installments. The principal balance on the term loan must be paid in full by the Borrower by January 24, 2011.

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

As a result of the guaranty provided to LSV Employee Group, we must reflect the total remaining amount of debt outstanding under the terms of the Credit Agreement until the balance is paid in full. As of March 31, 2006, the total remaining unpaid principal balance owed by LSV Employee Group was $82.8 million, of which the current portion is $10.0 million which is reflected in Current portion of long-term debt and the remaining $72.8 million is reflected in Long-term Debt on the accompanying Consolidated Balance Sheets.

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

Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K in Part I, Item 1A. These risks include the following:

•	changes in capital markets that may affect our revenues and earnings;

•	product development risk;

•	the performance of the funds we manage;

•	consolidation within our target markets, including consolidations between banks and other financial institutions;

•	the affect of extensive governmental regulation;

•	systems and technology risks;

•	data security risks;

•	third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;

•	operational risks associated with the processing of investment transactions;

•	risk of failure by a third-party service provider;

•	fluctuations in foreign currency exchange rates; and

•	retention of senior management personnel.

The Company and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with the Securities and Exchange Commission (SEC) as an investment adviser, a broker-dealer, a transfer agent, an investment company or with the United States Office of Thrift Supervision or state banking authorities as a trust company. Our broker-dealer is also a member of the National Association of Securities Dealers and is subject to its rules and oversight. In addition, various subsidiaries of the Company are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom and the Republic of Ireland. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment companies and their service providers could have a significant impact on us. We have responded and are currently responding to various regulatory examinations, inquiries and requests. One of these regulatory requests and inquiries relate to the payment by certain of our subsidiaries of expenses related to the marketing and distribution of shares of certain mutual fund clients of our fund administration and distribution business. As a result of these examinations, inquiries and requests, we are generally implementing changes and reviewing our compliance procedures and business operations. These activities resulted in an increased level of general and administrative costs.

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

Price Risk - We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that our funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. To provide protection against potential fair value changes for these investments, we have entered into various derivative financial instruments. As of March 31, 2006, we held derivative financial instruments with a notional amount of $12.4 million with terms of approximately one year. Additionally, LSV Employee Group entered into an interest rate swap agreement to convert its floating rate long-term debt to fixed rate debt. This swap has a notional value of $41,400 and an expected maturity date of January 2011. Changes in the fair value of the derivative financial instruments are recognized in current period earnings, whereas, the change in the fair value of the investment is recorded on the balance sheet in other comprehensive income. Therefore, changes in the fair value of the derivative financial instrument and changes in the fair value of the investment are not recognized through earnings in the same period. We did not enter into or hold any derivative financial instruments for trading purposes during 2006 or 2005.

Income before income taxes include losses of $465 thousand for the first quarter of 2006 and gains of $228 thousand in the first quarter of 2005 relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of our investments would be:

Investment	Hypothetical Change In Value
Mutual Funds	$4,281
Equities	1,238

$5,519

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in our risk factors from those disclosed in our Annual Report on

Form 10-K for 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(e)	Our Board of Directors has authorized the repurchase of up to $1.1 billion worth of our common stock, which includes an additional authorization of $50.0 million on January 30, 2006. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended March 31, 2006 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – 31, 2006	—	—	—	$51,989,000
February 1 – 28, 2006	—	—	—	51,989,000
March 1 – 31, 2006	789,000	40.48	789,000	20,045,000

Total	789,000	40.48	789,000

Item 6. Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date: May 8, 2006	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle Chief Financial Officer