Form 10-Q
period 2006-06-30
SEI INVESTMENTS CO
filed 2006-08-08
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2006: 98,496,545 shares of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	June 30, 2006	December 31, 2005
Assets

Current Assets:

Cash and cash equivalents	$177,284	$130,128
Restricted cash	10,250	10,250
Receivables from regulated investment companies	30,790	30,558
Receivables, net of allowance for doubtful accounts of $2,691 and $1,520 (Note 4)	176,841	97,987
Other receivable	12,135	—
Securities owned	19,716	19,709
Deferred income taxes	6,880	7,318
Prepaid expenses and other current assets	11,616	10,026

Total Current Assets	445,512	305,976

Property and Equipment, net of accumulated depreciation and amortization of $111,634 and $109,208 (Note 4)	122,343	114,505

Capitalized Software, net of accumulated amortization of $23,439 and $21,667	145,393	116,670

Investments Available for Sale	40,864	54,632

Investments Held to Maturity	4,999	—

Investment in Unconsolidated Affiliate	—	51,941

Goodwill	95,062	—

Other Intangible Asset, net of accumulated amortization of $764	3,057	—

Other Assets	14,071	13,423

Total Assets	$871,301	$657,147

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	June 30, 2006	December 31, 2005
Liabilities and Shareholders’ Equity

Current Liabilities:

Current portion of long-term debt	$14,000	$5,389
Accounts payable	7,369	4,954
Payable to regulated investment companies	—	204
Accrued liabilities (Note 4)	125,671	147,426
Deferred gain	—	267
Deferred revenue	147	287

Total Current Liabilities	147,187	158,527

Long-term Debt	74,039	9,000

Deferred Income Taxes	60,876	58,989

Minority Interest	94,384	8,943

Commitments and Contingencies (Note 10)

Shareholders’ Equity:

Common stock, $.01 par value, 750,000 shares authorized; 98,330 and 98,580 shares issued and outstanding	983	986
Capital in excess of par value	304,241	268,608
Retained earnings	185,086	148,127
Accumulated other comprehensive income, net	4,505	3,967

Total Shareholders’ Equity	494,815	421,688

Total Liabilities and Shareholders’ Equity	$871,301	$657,147

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
		2006		2005
Revenues		$285,018		$190,080

Expenses:
Operating and development		113,174		97,080
Sales and marketing		42,955		33,211
General and administrative		8,927		9,390

Income from operations		119,962		50,399

Equity in the earnings of unconsolidated affiliate		—		17,636
Net gain (loss) from investments		602		(78)
Interest income		3,098		1,784
Interest expense		(1,448)		(377)
Minority interest		(36,976)		—

Income before income taxes		85,238		69,364
Income taxes		27,327		25,180

Net income		57,911		44,184

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		1,956		(1,269)
Unrealized holding (loss) gain on investments:
Unrealized holding (losses) gains during the period net of income tax benefit (expense) of $260 and $(83)	(378)		154
Less: reclassification adjustment for (gains) losses realized in net income, net of income tax expense (benefit) of $663 and $(35)	(1,402)	(1,780)	43	197

Other comprehensive income (loss)		176		(1,072)

Comprehensive income		$58,087		$43,112

Basic earnings per common share		$.59		$.44

Diluted earnings per common share		$.57		$.43

Dividends declared per common share		$.12		$.11

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,
		2006		2005
Revenues		$562,151		$375,761

Expenses:
Operating and development		219,642		191,507
Sales and marketing		85,041		65,107
General and administrative		18,849		17,119

Income from operations		238,619		102,028

Equity in the earnings of unconsolidated affiliate		—		32,862
Net gain from investments		360		349
Interest income		5,752		3,760
Interest expense		(2,603)		(802)
Minority interest		(71,738)		—
Other income		1,588		—

Income before income taxes		171,978		138,197
Income taxes		59,161		50,304

Net income		112,817		87,893

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		2,555		(1,316)
Unrealized holding loss on investments:
Unrealized holding losses during the period net of income tax benefit of $488 and $1	(771)		(3)
Less: reclassification adjustment for gains realized in net income, net of income tax expense of $574 and $123	(1,246)	(2,017)	(226)	(229)

Other comprehensive income (loss)		538		(1,545)

Comprehensive income		$113,355		$86,348

Basic earnings per common share		$1.14		$.87

Diluted earnings per common share		$1.11		$.84

Dividends declared per common share		$.12		$.11

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$112,817	$87,893
Adjustments to reconcile net income to net cash provided by operating activities	53,219	(21,442)

Net cash provided by operating activities	166,036	66,451

Cash flows from investing activities:
Additions to property and equipment	(15,390)	(8,911)
Additions to capitalized software	(36,835)	(32,719)
Purchase of marketable securities	(14,782)	(16,186)
Sale of marketable securities	11,334	1,653
Cash received from consolidation of LSV	5,268	—
Other	(156)	117

Net cash used in investing activities	(50,561)	(56,046)

Cash flows from financing activities:
Payment on long-term debt	(9,150)	(6,778)
Purchase and retirement of common stock	(68,409)	(87,162)
Proceeds from issuance of common stock	16,468	4,396
Tax benefit on stock options	15,476	—
Payment of dividends	(22,704)	(21,283)

Net cash used in financing activities	(68,319)	(110,827)

Net increase (decrease) in cash and cash equivalents	47,156	(100,422)

Cash and cash equivalents, beginning of period	130,128	216,966

Cash and cash equivalents, end of period	$177,284	$116,544

Non-cash investing activity:
Unsettled transactions of marketable securities	$12,135	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(all figures are in thousands except per share data)

Note 1.	Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2005 except for those discussed below. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six month periods ended June 30, 2006 and 2005. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

In January 2006, the Company entered into a Guaranty and Collateral Agreement (the Guaranty Agreement) to provide an unsecured loan guaranty to LSV Employee Group, which is owned by several current employees of LSV. The purpose of the agreement was to assist LSV Employee Group in their purchase of an aggregate eight percent interest in LSV from two existing partners of LSV. The Company has determined that under FIN 46, LSV Employee Group meets the definition of a variable interest entity and that the Company is the primary beneficiary. The Company has also determined that it has a controlling financial interest in LSV due to its direct 43 percent ownership in LSV and its guaranty of LSV Employee Group’s debt. As a result, the Company is required to consolidate the assets, liabilities and operations of LSV and LSV Employee Group beginning in 2006. The amount of ownership of the other existing partners is included in minority interest. Prior to 2006, the Company accounted for LSV under the equity method of accounting. The Company’s share of net assets in LSV was reported in Investment in unconsolidated affiliate on the Consolidated Balance Sheets and its proportionate share in the earnings of LSV was reported in Equity in the earnings of unconsolidated affiliate as a component of other income on the accompanying Consolidated Statement of Operations. The presentation of LSV in the Consolidated Financial Statements has changed due to this transaction; however, the Company’s proportionate share in the net assets and earnings of LSV was unaffected and remained at approximately 43 percent. The Company does not have any ownership interest in LSV Employee Group (See Note 2).

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

Revenue Recognition

The Company’s principal sources of revenues are: (1) information processing and software servicing fees that are either recurring in nature and primarily earned based upon the number of trust accounts being serviced or non-recurring in nature and earned based upon project-oriented contractual agreements; (2) asset management, administration and distribution fees earned based upon a contractual percentage of total average daily net assets under management or administration; and (3) transaction-based fees for providing securities valuation and trade-execution services. The majority of the Company’s revenues are based on contractual arrangements. Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned. Reimbursements received for out-of-pocket expenses incurred are recorded as revenue. Certain portions of the Company’s revenues require management’s consideration of the nature of the client relationship in determining whether to recognize as revenue the gross amount billed or net amount retained after payments are made to vendors for certain services related to the product or service offering.

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents includes $26,153 and $55,237 at June 30, 2006 and December 31, 2005, respectively, invested in money market and short-term mutual funds sponsored by the Company. Cash and cash equivalents at June 30, 2006 includes $60,942 from LSV due to the requirement to consolidate the accounts of LSV.

Restricted Cash

Restricted cash at June 30, 2006 and December 31, 2005 includes $10,000 segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers and $250 segregated for regulatory purposes related to trade-execution services conducted by our subsidiary located in the United Kingdom.

Allowances for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities, and trade receivables. Cash equivalents are principally invested in short-term money market funds or placed with major banks and high-credit qualified financial institutions. Cash deposits maintained with institutions are in excess of federally insured limits. Marketable securities primarily consist of a regulated investment company with underlying investments in federal agency mortgage-backed securities. Concentrations of credit risk with respect to our receivables are limited due to the large number of clients and their dispersion across geographic areas. No single group or customer represents greater than ten percent of total accounts receivable.

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

Marketable Securities

The Company’s non-broker-dealer subsidiaries account for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation when necessary. Currently, the Company’s non-broker-dealer subsidiaries hold marketable securities classified as available for sale and held to maturity. SFAS 115 requires that debt and equity securities classified as available for sale be reported at fair value as determined by the most recently traded price for each security at the balance sheet date. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of comprehensive income. The specific identification method is used to compute the realized gains and losses on marketable securities. Securities classified as held to maturity are reported at amortized cost (See Note 5).

The Company evaluates the realizable value of its marketable securities on a quarterly basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Factors considered in determining other-than-temporary declines in value include the duration and extent to which the fair value has been less than the carrying value, the ability of the investment to recover to its original cost, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. No charges related to an other-than-temporary decline have been taken for the Company’s marketable securities in the six month periods ended June 30, 2006 and 2005.

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

The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company records all derivatives on its balance sheet at fair value. The Company determines if the instrument qualifies as an effective fair value hedge on the date the derivative is entered into and monitors this determination on an ongoing basis. If the derivative instrument qualifies as an effective fair value hedge according to established accounting guidance, the Company will apply hedge accounting. As of June 30, 2006, hedge accounting does not apply to any of the Company’s derivatives.

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

The Company holds equity derivatives with a notional amount of $11,220. The Company bought out this derivative in early July 2006 for a cumulative loss of $1,092. Due to the fact that the change in market value of the derivative was recognized in prior period earnings throughout the life of the contract as described above, the portion of the loss impacting the third quarter earnings will be minimal. Additionally, LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $58,051 and expected maturity dates of March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal. The Company recognized net gains of $383 and a net loss of $142 in the three months ended June 30, 2006 and 2005, respectively, from changes in the fair value of derivative instruments. In the six months ended June 30, 2006 and 2005, the Company recognized a net loss of $82 and a net gain of $86, respectively, from derivative instruments. These gains and losses are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

Capitalized Software

The Company accounts for software development costs in accordance with the guidance established in Statement of Position 98-1 (SOP 98-1) “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” for development costs associated with software products to be provided in a hosting environment. As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which includes direct external and internal costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages are expensed as incurred. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. The Company capitalized $36,835 and $32,719 of software development costs in accordance with SOP 98-1 during the six months ended June 30, 2006 and 2005, respectively.

Amortization of capitalized software development costs begins when the product is placed into service. During the six month period ended June 30, 2006, the Company placed into service approximately $15,113 of previously capitalized software development costs. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily two to ten years, with a weighted average remaining life of approximately 7.7 years. Amortization expense was $2,418 and $1,171 during the six months ended June 30, 2006 and 2005, respectively.

In the six month period ended June 30, 2006, the Company determined that the front-end component of the SEI Advisor Desktop did not fully satisfy the expected functionality requirements and would require additional investment. Management decided to discontinue any further development work for this front-end component and wrote-off $3,429 of previously capitalized software development costs. Additionally, $2,265 of previously capitalized software development costs related to other discontinued projects associated with the Global Wealth Platform were written-off in the first half of 2006. In the first quarter of 2005, the Company wrote-off $3,429 of previously capitalized software development costs, which included $1,922 of unpaid liabilities to the vendor that was directly associated with the amount that was capitalized. The Company recorded a net charge of $1,507 during the six months ended June 30, 2005.

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

Earnings per Share

The Company calculates earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the combination of the weighted average number of common shares outstanding and the dilutive potential common shares, such as stock options, outstanding during the period. The calculations of basic and diluted earnings per share for the three months ended June 30, 2006 and 2005 are:

	For the Three Month Period Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$57,911	98,495	$.59

Dilutive effect of stock options	—	2,768

Diluted earnings per common share	$57,911	101,263	$.57

	For the Three Month Period Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$44,184	100,786	$.44

Dilutive effect of stock options	—	2,605

Diluted earnings per common share	$44,184	103,391	$.43

Employee stock options to purchase 1,007,000 and 4,635,000 shares of common stock, with an average exercise price of $49.95 and $44.52, were outstanding during the three month periods ended June 30, 2006 and 2005, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

The calculations of basic and diluted earnings per share for the six months ended June 30, 2006 and 2005 are:

	For the Six Month Period Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$112,817	98,627	$1.14

Dilutive effect of stock options	—	2,660

Diluted earnings per common share	$112,817	101,287	$1.11

	For the Six Month Period Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$87,893	101,281	$.87

Dilutive effect of stock options	—	2,762

Diluted earnings per common share	$87,893	104,043	$.84

Employee stock options to purchase 4,259,000 and 4,624,000 shares of common stock, with an average exercise price of $44.65 and $44.54, were outstanding during the six month periods ended June 30, 2006 and 2005, respectively, but not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive.

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

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Gains
Beginning balance (Dec. 31, 2005)	$3,675	$292	$3,967
Current period change	2,555	(2,017)	538

Ending balance (June 30, 2006)	$6,230	$(1,725)	$4,505

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2006	2005
Net income	$112,817	$87,893
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	10,919	8,636
Distribution from unconsolidated affiliate	16,940	—
Undistributed equity in the earnings of unconsolidated affiliate	—	(7,265)
Undistributed earnings of minority interests	38,737	—
Tax benefit on stock options exercised	—	3,500
Stock-based compensation	8,082	—
Gain on partial sale of unconsolidated affiliate	(267)	—
Provision for losses on receivables	1,051	(245)
Deferred income tax expense	3,388	11,688
Net realized gains on investments	(360)	(349)
Write-off of capitalized software	5,694	3,524
Other	3,095	(2,547)
Change in current asset and liabilities
Decrease (increase) in
Restricted cash	—	4,339
Receivables from regulated investment companies	(232)	774
Receivables	(15,935)	(13,081)
Prepaid expenses and other current assets	(1,455)	378
Increase (decrease) in
Accounts payable	2,413	(1,730)
Payable to regulated investment companies	(203)	(4,255)
Accrued expenses	(18,508)	(23,045)
Deferred revenue	(140)	(1,764)

Total adjustments	53,219	(21,442)

Net cash provided by operating activities	$166,036	$66,451

Supplemental disclosures of cash paid/received during the six months ended June 30 are as follows:

	2006	2005
Interest paid	$1,569	$897
Interest and dividends received	5,581	3,694
Income taxes paid	44,203	37,666

The following non-cash activities are excluded from the Consolidated Statements of Cash Flows. LSV Employee Group purchased an aggregate eight percent interest in LSV from two existing partners for a total purchase price of $92,000. LSV Employee Group contributed $9,200 and borrowed the remaining $82,800 (See Note 2). Additionally, the Company sold marketable securities for total proceeds of $12,135 which settled on July 3, 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which clarifies FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 sets forth a specific recognition threshold and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. It also provides guidance on classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 amends FASB Statement No. 5, “Accounting for Contingencies” by indicating that it no longer applies to accounting for income taxes. The pronouncement is effective for fiscal years beginning after December 15, 2006, thus for our first quarter of 2007. We have not completed the analysis as to the impact of this statement on our financial statements. We expect to have completed our analysis by the fourth quarter 2006.

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

In January 2006, the Company entered into a Guaranty Agreement with LSV Employee Group, LaSalle Bank National Association as administrative agent (the Agent), and certain other lenders. The Company entered into the Guaranty Agreement in order to facilitate the acquisition of certain partnership interests of LSV by LSV Employee Group. The Company and other investors are partners of LSV. Two partners of LSV, excluding the Company, sold in the aggregate an eight percent interest in LSV to LSV Employee Group. In order to finance a portion of the purchase price for such interests in LSV, LSV Employee Group obtained financing from the Agent and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan was $82,800 (See Note 7).

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

Under FIN 46, LSV Employee Group meets the definition of a variable interest entity. As a result of the Guaranty Agreement, the Company determined that it was the primary beneficiary of LSV Employee Group. As a result of this transaction, the Company now has a controlling financial interest in LSV through its direct ownership of LSV and guaranty of LSV Employee Group’s debt. The Company is required to consolidate the assets, liabilities and operations of LSV and LSV Employee Group in its Consolidated Financial Statements beginning in January 2006. The Company’s percentage of direct ownership in LSV was unchanged (approximately 43 percent) as a result of this transaction. The amount of ownership of the other existing partners (approximately 57 percent) of LSV is included in Minority interest. The Company does not have any ownership interest in LSV Employee Group. Prior to 2006, the Company accounted for LSV using the equity method of accounting. The Company’s share of net assets in LSV was reported in Investment in unconsolidated affiliate on the Consolidated Balance Sheets. The Company’s proportionate share in the earnings of LSV was recorded in Equity in the earnings of unconsolidated affiliate as a component of other income on the accompanying Consolidated Statement of Operations.

The following table contains the condensed statements of operations of LSV for the three and six months ended June 30, 2005:

	For the Three Month Period Ended June 30, 2005	For the Six Month Period Ended June 30, 2005
Revenues	$46,259	$86,545

Net income	$41,346	$77,078

The following table contains the condensed balance sheet of LSV as of December 31, 2005:

December 31, 2005
Cash and cash equivalents	$45,698
Accounts receivable	65,312
Other current assets	135
Non-current assets	504

Total assets	$111,649

Current liabilities	$8,955
Partners’ capital	102,694

Total liabilities and partners’ capital	$111,649

The pro-forma financial information for the three and six months ended June 30, 2005 combines the historical results of the Company and LSV as though the companies had been combined as of the beginning of January 1, 2005. Net income and earnings per share were unchanged due to this transaction but are presented for the purpose of clarification.

	For the Three Month Period Ended June 30, 2005	For the Six Month Period Ended June 30, 2005
Revenues	$236,339	$462,306
Net income	$44,184	$87,893

Basic earnings per share	$.44	$.87
Diluted earnings per share	$.43	$.84

Note 3.	Goodwill and Other Intangible Asset

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

The Company identified an intangible asset related to customer contracts that met the contractual-legal criterion for recognition apart from goodwill. The fair value of the intangible asset was determined to be $3,821 with a definite life of eight and a half years. The identified intangible asset is amortized on a straight-line basis. The Company recognized $218 of amortization expense during the six months ended June 30, 2006 and 2005. Prior to 2006, the goodwill and intangible assets were considered embedded within its investment in LSV and reflected as a component of Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets.

	June 30, 2006	December 31, 2005
Intangible asset, at cost	$3,821	$3,821
Accumulated amortization	(764)	(546)

Net book value	$3,057	$3,275

Note 4.	Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2006	December 31, 2005
Trade receivables	$38,972	$29,895
Fees earned, not billed	138,681	65,910
Other receivables	1,879	3,702

	179,532	99,507
Less: Allowance for doubtful accounts	(2,691)	(1,520)

	$176,841	$97,987

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

At June 30, 2006, Trade receivables include $9,446 and Fees earned, not billed include $63,172 of amounts owed to LSV from its clients resulting from the requirement to consolidate the accounts of LSV beginning in 2006.

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2006	December 31, 2005
Equipment	$61,052	$63,251
Buildings	98,576	98,235
Land	9,510	9,510
Purchased software	34,778	30,251
Furniture and fixtures	17,949	16,820
Leasehold improvements	5,425	2,961
Construction in progress	6,687	2,685

	233,977	223,713
Less: Accumulated depreciation and amortization	(111,634)	(109,208)

Property and Equipment, net	$122,343	$114,505

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2006	December 31, 2005
Accrued income taxes	$7,568	$11,487
Accrued compensation	40,413	53,157
Accrued consulting	10,944	8,719
Accrued sub-advisor and investment officer fees	11,124	10,111
Accrued distribution fees	9,229	5,942
Other accrued liabilities	46,393	58,010

Total accrued liabilities	$125,671	$147,426

Accrued sub-advisor and investment officer fees relates to services provided by fund advisors to Company-sponsored mutual funds and other investment programs.

Note 5.	Marketable Securities

Investments Available for Sale

Investments available for sale of the Company’s non-broker-dealer subsidiaries consist of:

	As of June 30, 2006
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$43,575	$—	$(2,647)	$40,928
Non-company-sponsored mutual funds	1,136	19	—	1,155
Other financial instruments	(1,219)	—	—	(1,219)

	$43,492	$19	$(2,647)	$40,864

	As of December 31, 2005
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$42,890	$—	$(1,274)	$41,616
Non-company-sponsored mutual funds	2,324	9	—	2,333
Equity securities	8,966	1,717	—	10,683

	$54,180	$1,726	$(1,274)	$54,632

Other financial instruments consist of equity contracts entered into for the purpose of hedging the market risk of a portfolio of equity securities classified as available for sale. In June 2006, the equity securities were liquidated. Subsequently, on July 3, 2006, the Company exited the equity contracts.

The net unrealized holding losses at June 30, 2006 were $1,725 (net of income tax benefit of $903) and at December 31, 2005 were $292 (net of income tax expense of $160) and are reported as a separate component of Accumulated other comprehensive gains on the accompanying Consolidated Balance Sheets.

During the three months ended June 30, 2006 and 2005, the Company recognized gross realized gains from available-for-sale securities of $1,681 and $64, respectively. During the six months ended June 30, 2006 and 2005, the Company recognized gross realized gains from available-for-sale securities of $1,901 and $263, respectively. These gains are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations. There were no realized losses recognized during the six months ended June 30, 2006 and 2005.

During the three months ended June 30, 2006, the Company liquidated a portfolio of equity securities managed by LSV and recognized a realized gain of $1,902. The proceeds from the sale of the securities were $12,135 and were received in July, 2006. Therefore, the Company has recognized a receivable at June 30, 2006 from the sale reported as Other receivable on the accompanying Consolidated Balance Sheets.

At June 30, 2006, the Company had a single investment in a Company-sponsored mutual fund that has been in an unrealized loss position longer than one year. This mutual fund primarily invests in federal agency mortgage-backed securities. The cost basis of this investment was $43,575 with a fair value of $40,928 and a gross unrealized loss of $2,647. The Company must maintain a certain level of investments in mortgage-type securities in order to satisfy certain regulatory requirements associated with the operations of SPTC. Therefore, the Company has the ability and intent to hold this investment until a recovery occurs.

Held-to-Maturity Securities

At June 30, 2006, the Company had investments in federal agency mortgage-backed securities. The Company acquired these securities in order to satisfy certain regulatory requirements associated with the operations of SPTC. The securities had a cost basis of $4,999 and are reported as Investments held to maturity on the accompanying Consolidated Balance Sheets. The recorded value of these securities approximates their fair value.

Securities Owned

At June 30, 2006 and December 31, 2005, the Company’s broker-dealer subsidiary had investments in U.S. Treasury securities which are recognized as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $19,716 and $19,709 at June 30, 2006 and December 31, 2005, respectively. The change in fair value recognized during the six months ended June 30, 2006 was minimal.

Note 6.	Lines of Credit

On January 14, 2003, the Company’s Canadian subsidiary entered into a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility became effective immediately and has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The facility, when utilized, accrues interest at the effective rate of interest announced by the lending institution, which is generally in accordance with rates on Canadian dollar commercial loans made in Canada. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the six months ended June 30, 2006.

On September 14, 2004, the Company entered into a three-year $200,000 Credit Agreement (the Credit Facility) replacing the Company’s $200,000 364–Day Credit Agreement which expired on September 13, 2004. The Credit Facility became available immediately and expires on September 14, 2007, at which time any aggregate principal amount of loans outstanding becomes payable in full. The Credit Facility, when utilized, will accrue interest at 0.75 percent above the London Interbank Offer Rate (LIBOR). There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the Credit Facility. The Credit Facility contains various covenants, including, but not limited to, limitations of indebtedness, maintenance of fixed charge and leverage ratios, and restrictions on certain investments. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. None of these covenants negatively affect the Company’s liquidity or capital resources. The Company was in compliance with all covenants associated with the Credit Facility during the six month period ended June 30, 2006. During the six month period ended June 30, 2006, the Company had no borrowings under the Credit Facility.

Note 7.	Long-term Debt

In February 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20 percent Senior Notes, Series A, and $15,000 of 7.27 percent Senior Notes, Series B (collectively, the Notes), in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company’s line of credit at that date. The Note Purchase Agreement, which was subsequently amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the Note Purchase Agreement limits the Company’s ability to merge or consolidate, and to sell certain assets. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $4,000 in February 2006. The remaining unpaid principal balance of the Notes at June 30, 2006 was $9,000, of which $4,000 is classified as current.

In June 2001, the Company entered into a $25,000 Term Loan Agreement (the Agreement) with a separate lending institution and borrowed the full amount in August 2001. The Company made its final payment of $1,389 in March 2006.

The Company was in compliance with all covenants associated with its long-term debt during the six month periods ended June 30, 2006 and 2005.

In January 2006, LSV Employee Group purchased an eight percent interest in the partnership LSV. In order to finance a portion of the purchase price, LSV Employee Group obtained financing from LaSalle Bank National Association and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan is $82,800. The term loan may be divided into tranches that will bear interest at the either (a) LIBOR plus 0.875 percent, or (b) at a base rate, defined as the greater of (i) the Federal Funds Rate plus 0.5 percent or (ii) the prime rate for LaSalle Bank National Association. LSV Employee Group may designate which rate of interest will be applied for each tranche. The principal amount and interest of the term loan are to be paid in quarterly installments. The total outstanding principal balance of the term loan must be paid in full by January 2011. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. As of June 30, 2006, the remaining unpaid principal balance of the term loan was $79,039, of which $10,000 is classified as current and presented in Current portion of long-term debt on the accompanying Consolidated Balance Sheets. The remaining $69,039 is presented in Long-term debt on the accompanying Consolidated Balance Sheets. LSV Employee Group made the first payment in April for $3,761. The Company entered in a Guaranty and Collateral Agreement with LSV Employee Group to assist in acquiring financing of the purchase price but currently has no obligation of payment relating to the term loan of LSV Employee Group (See Note 10).

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

Beginning with the first quarter of 2006, the Company adopted SFAS 123(R). The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option-pricing model is affected by the price of the Company’s common stock as well as other variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock exercise behaviors, risk-free interest rate and expected dividends. The Company uses historical data to estimate the variables used in the option-pricing model. SFAS 123(R) also requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Stock-based compensation is amortized over the requisite service periods of the awards, which are generally the vesting periods. The amount of stock-based compensation expense that is recognized in a given period is dependent upon management’s estimate of when the diluted earnings per share targets are expected to be achieved. If this estimate proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated or spread out over a longer period.

The Company did not grant any stock options or any other form of equity instruments during the six month period ending June 30, 2006. The weighted average fair value of the Company’s stock options granted during 2005 was $16.67 using the following assumptions:

2005
Expected term (in years)	7.00
Expected volatility	43.12%
Expected dividend yield	0.58%
Risk-free interest rate	4.17%

The Company recognized $3,595 ($2,428, or $.02 basic and diluted earnings per share, net of deferred tax benefit of $1,167) and $8,082 ($5,133, or $.05 basic and diluted earnings per share, net of deferred tax benefit of $2,949) of stock-based compensation expense in its Consolidated Financial Statements in the three and six month periods ended June 30, 2006, respectively. As of June 30, 2006, there was approximately $53,148 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2006	$7,853
2007	15,703
2008	10,299
2009	9,958
2010	4,316
2011	2,601
2012	2,418

$53,148

Prior to the adoption of SFAS 123(R), all tax benefits for deductions resulting from the exercise of stock options were presented as operating cash flows on the Consolidated Statement of Cash Flows. SFAS 123(R) requires the benefits of tax deductions to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

The following table presents the pro-forma effects on net income and earnings per common share for the three and six month periods ended June 30, 2005 if the Company had recognized compensation expense relating to its employee stock options under the provision of SFAS 123:

	For the Three Month Period Ended June 30, 2005	For the Six Month Period Ended June 30, 2005
Net Income:
As reported	$44,184	$87,893
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(4,757)	(9,432)

Pro forma	$39,427	$78,461

Basic earnings per common share
As reported	$.44	$.87
Pro forma	$.39	$.77

Diluted earnings per common share
As reported	$.43	$.84
Pro forma	$.38	$.75

The following table presents certain information relating to the Company’s stock option plans for the six months ended June 30, 2006:

	Number of Shares	Weighted Avg. Price
Balance as of December 31, 2005	16,278,000	$29.92
Granted	—	—
Exercised	(1,321,000)	11.49
Expired or cancelled	(485,000)	34.26

Balance as of June 30, 2006	14,472,000	$31.45

Exercisable as of June 30, 2006	7,997,000	$30.53

Available for future grant as of June 30, 2006	4,580,000	—

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the first six months of 2006 was $41,650. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $252,177 and $146,745, respectively. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 30, 2006 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2006 was $48.88 as reported by the Nasdaq exchange.

The following table summarizes information relating to all options outstanding at June 30, 2006:

	Options Outstanding at June 30, 2006		Options Exercisable at June 30, 2006
Range of Exercise Prices (Per Share)	Number Of Shares	Weighted Average Exercise Price (Per Share)	Number Of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)
$3.25 - $15.69	2,370,000	$10.98	2,370,000	$10.98	2.6
$16.21 - $29.42	3,239,000	25.42	1,306,000	19.61	5.8
$29.56 - $38.25	2,430,000	29.96	43,000	37.03	8.0
$38.55 - $42.86	3,301,000	40.04	1,152,000	42.83	8.6
$43.09 - $50.00	3,132,000	45.30	3,126,000	45.29	7.7

	14,472,000	31.45	7,997,000	30.53	6.7

Note 9.	Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,103,365, including an additional authorization on April 19, 2006 for $50,000. Through June 30, 2006, a total of 120,194,000 shares at an aggregate cost of $1,069,786 have been purchased and retired. The Company purchased 1,608,000 shares at a total cost of $68,410 during the six months ended June 30, 2006.

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

Legal Proceedings

In the normal course of business, the Company is party to various claims and legal proceedings. On September 30, 2004, SIDCO was named as a defendant in a putative consolidated amended class action complaint filed in the United States District Court for the District of Maryland titled “Stephen Carey v. Pilgrim Baxter & Associates, LTD, et. al.” This complaint was purportedly made on behalf of all persons that purchased or held PBHG mutual funds during the period from November 1, 1998 to November 13, 2003 and related generally to various market timing practices allegedly permitted by the PBHG Funds. The complaint alleged that SIDCO was the named distributor/underwriter from November 1998 until July 2001 for various PBHG funds in which market timing allegedly occurred during that period. In 2006, the plaintiffs submitted a proposed form of order dismissing SIDCO from the action, but the Court has not yet acted on the proposed order. The Company had not made any provision relating to this legal proceeding.

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2006 and 2005. Management evaluates Company assets on a consolidated basis.

The following tables highlight certain financial information about each of the Company’s business segments for the three months ended June 30, 2006 and 2005.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended June 30, 2006
Revenues	$70,169	$55,232	$38,523	$29,051	$22,392	$69,651	$285,018
Expenses (1)	45,742	28,993	26,154	22,554	28,045	42,840	194,328

Operating profit (loss)	$24,427	$26,239	$12,369	$6,497	$(5,653)	$26,811	$90,690

Profit margin	35%	48%	32%	22%	(25)%	38%	34%

(1)	– The Investments in New Businesses segment includes $1,626 of minority interest of other shareholders relating to a joint venture. LSV includes $36,573 of minority interest of the other partners of LSV.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended June 30, 2005
Revenues	$67,491	$48,838	$31,734	$25,286	$16,731	$—	$190,080
Expenses	42,226	21,513	21,341	21,246	23,965	—	130,291

Operating profit (loss)	$25,265	$27,325	$10,393	$4,040	$(7,234)	$—	$59,789

Profit margin	37%	56%	33%	16%	(43)%	—	32%

A reconciliation of the total reported for the business segments to income before income taxes in the Consolidated Statements of Operations for the quarters ended June 30, 2006 and 2005 is as follows:

	2006	2005
Total operating profit from segments above	$90,690	$59,789

General and administrative expenses	(8,927)	(9,390)
Net gain (loss) from investments	602	(78)
Equity in earnings of unconsolidated affiliate	—	17,636
Interest income	3,098	1,784
Interest expense	(1,448)	(377)
LSV Employee Group (2)	1,223	—

Income before taxes	$85,238	$69,364

(2)	– Includes $15 in General and administrative expenses and $1,208 in Interest expense from the consolidation of the accounts of LSV Employee Group. The total of these items ($1,223) is included in Minority interest since the Company does not have any ownership interest in LSV Employee Group. Additionally, LSV Employee Group earned $5,105 in revenues from its proportionate share in the earnings of LSV but was eliminated through the process of consolidation.

The following tables provide additional information for the three months ended June 30, 2006 and 2005 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2006	2005	2006	2005
Private Banking and Trust	$12,825	$10,496	$2,841	$2,290
Investment Advisors	5,298	4,189	747	582
Enterprises	2,871	1,920	308	284
Money Managers	1,623	1,342	479	435
Investments in New Businesses	3,152	1,618	649	394
LSV	13	—	205	—
General and Administrative	1,521	1,203	242	371

	$27,303	$20,768	$5,471	$4,356

The following tables highlight certain financial information about each of the Company’s business segments for the six months ended June 30, 2006 and 2005.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	LSV	Total
	For the Six Month Period Ended June 30, 2006
Revenues	$139,163	$110,529	$77,051	$56,336	$43,387	$135,685	$562,151
Expenses (3)	90,845	55,210	50,604	45,027	53,034	83,778	378,498

Operating profit (loss)	$48,318	$55,319	$26,447	$11,309	$(9,647)	$51,907	$183,653

Profit margin	35%	50%	34%	20%	(22)%	38%	33%

(3)	– The Investments in New Businesses segment includes $2,949 of minority interest of other shareholders relating to a joint venture. LSV includes $70,866 of minority interest of the other partners of LSV.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	LSV	Total
	For the Six Month Period Ended June 30, 2005
Revenues	$135,788	$97,216	$61,492	$49,514	$31,751	$—	$375,761
Expenses	84,899	42,781	41,659	40,722	46,553	—	256,614

Operating profit (loss)	$50,889	$54,435	$19,833	$8,792	$(14,802)	$—	$119,147

Profit margin	37%	56%	32%	18%	(47)%	—	32%

A reconciliation of the total reported for the business segments to income before income taxes in the Consolidated Statements of Operations for the six month periods ended June 30, 2006 and 2005 is as follows:

	2006	2005
Total operating profit from segments above	$183,653	$119,147

General and administrative expenses	(18,849)	(17,119)
Net gain from investments	360	349
Equity in earnings of unconsolidated affiliate	—	32,862
Interest income	5,752	3,760
Interest expense	(2,603)	(802)
Other income	1,588	—
LSV Employee Group (4)	2,077	—

Income before taxes	$171,978	$138,197

(4)	– Includes $26 in General and administrative expenses, $7 in Interest income, and $2,058 in Interest expense from the consolidation of the accounts of LSV Employee Group. The net total of these items ($2,077) is included in Minority interest since the Company does not have any ownership interest in LSV Employee Group. Additionally, LSV Employee Group earned $8,737 in revenues from its proportionate share in the earnings of LSV but was eliminated through the process of consolidation.

The following tables provide additional information for the six month periods ended June 30, 2006 and 2005 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2006	2005	2006	2005
Private Banking and Trust	$25,333	$20,510	$5,618	$4,511
Investment Advisors	10,281	8,630	1,515	1,148
Enterprises	5,253	3,966	629	568
Money Managers	3,155	2,778	972	882
Investments in New Businesses	5,229	3,268	1,300	779
LSV	23	—	385	—
General and Administrative	2,951	2,478	500	748

	$52,225	$41,630	$10,919	$8,636

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at June 30, 2006 and 2005, the consolidated results of operations for the three and six months ended June 30, 2006 and 2005 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund investment processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund investment processing and investment management fees are earned as a percentage of average assets under management or administration. As of June 30, 2006, through our subsidiaries in which we have a significant interest, we administer $334.3 billion in mutual fund and pooled assets, manage $161.7 billion in assets, and operate from more than 20 offices in over a dozen countries.

In January 2006, we entered into a Guaranty and Collateral Agreement to provide an unsecured loan guaranty to LSV Employee Group to assist in their purchase of partnership units from two existing partners of LSV. Under current accounting rules, LSV Employee Group meets the definition of a variable interest entity and we are considered the primary beneficiary. We have also determined that we have a controlling financial interest in LSV due to our direct 43 percent ownership in LSV and our guaranty of LSV Employee Group’s debt. As a result, we are required to consolidate the accounts of both LSV and LSV Employee Group as consolidated subsidiaries with the amount of ownership of the other existing partners reflected as minority interest. In prior periods, our proportionate share in the earnings of LSV earnings was reported in Equity in earnings of unconsolidated affiliate which was a component of other income. The presentation of LSV in our financial statements has changed due to this transaction but our proportionate share in the earnings of LSV was unaffected and remains at approximately 43 percent. LSV is now reported as its own business segment in 2006. We are not required to reclassify prior period results to conform to current year presentation (See Notes 1 and 2 to the Consolidated Financial Statements).

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

Change in Critical Accounting Policy

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

Our stock options do not vest ratably over a number of years but rather vest upon the attainment of certain diluted earnings per share targets established at the date of grant. The achievement of these predetermined diluted earnings per share targets may also affect the amount of options that could vest. The amount of stock-based compensation expense is based upon our estimates of when we believe the diluted earnings per share targets may be achieved. This has the effect of recognizing more stock-based compensation expense in earlier periods. If the diluted earnings per share targets are not achieved, our stock options are scheduled to vest in their entirety after seven years from the grant date. In the first six months of 2006, we recognized approximately $8.1 million in stock-based compensation expense. Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2006	$7,853
2007	15,703
2008	10,299
2009	9,957
2010	4,317
2011	2,601
2012	2,418

$53,148

The amount of stock-based compensation expense that is recognized in a given period is dependent upon management’s estimate of when the diluted earnings per share targets are expected to be achieved. If our estimate of the attainment of the diluted earnings per share targets proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated or spread out over a longer period. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect our net income and net income per share.

Financial Results

Revenues, Expenses and Income from Operations by business segment for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent Change	2006	2005	Percent Change
Revenues:
Private Banking and Trust	$70,169	$67,491	4%	$139,163	$135,788	2%
Investment Advisors	55,232	48,838	13%	110,529	97,216	14%
Enterprises	38,523	31,734	21%	77,051	61,492	25%
Money Managers	29,051	25,286	15%	56,336	49,514	14%
Investments in New Businesses	22,392	16,731	34%	43,387	31,751	37%
LSV	69,651	—	100%	135,685	—	100%

Total revenues	$285,018	$190,080	50%	$562,151	$375,761	50%

Expenses:
Private Banking and Trust	45,742	42,226	8%	90,845	84,899	7%
Investment Advisors	28,993	21,513	35%	55,210	42,781	29%
Enterprises	26,154	21,341	23%	50,604	41,659	21%
Money Managers	22,554	21,246	6%	45,027	40,722	11%
Investments in New Businesses	28,045	23,965	17%	53,034	46,553	14%
LSV	42,840	—	100%	83,778	—	100%

Total expenses	$194,328	$130,291	49%	$378,498	$256,614	47%

Income from business segments:

Private Banking and Trust	24,427	25,265	(3)%	48,318	50,889	(5)%
Investment Advisors	26,239	27,325	(4)%	55,319	54,435	2%
Enterprises	12,369	10,393	19%	26,447	19,833	33%
Money Managers	6,497	4,040	61%	11,309	8,792	29%
Investments in New Businesses	(5,653)	(7,234)	(22)%	(9,647)	(14,802)	(35)%
LSV	26,811	—	100%	51,907	—	100%

Total income from business segments	$90,690	$59,789	52%	$183,653	$119,147	54%

General and administrative expenses	(8,927)	(9,390)	(5)%	(18,849)	(17,119)	10%
Minority interest reflected in segments	38,199	—	100%	73,815	—	100%

Income from operations	$119,962	$50,399	138%	$238,619	$102,028	134%

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

	As of June 30,		Percent Change
(In millions)	2006	2005
Asset Balances
Assets invested in equity and fixed-income programs	$134,570	$105,822	27%
Assets invested in collective trust fund programs	14,002	13,419	4%
Assets invested in liquidity funds	13,119	11,436	15%

Assets under management	161,691	130,677	24%

Client proprietary assets under administration	172,616	182,332	(5)%

Assets under management and administration	$334,307	$313,009	7%

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

Consolidated Summary

Consolidated revenues increased $94.9 million, or 50 percent, to $285.0 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. For the six month period ended, revenues increased $186.4 million, or 50 percent, to $562.2 million compared to the prior year period. Net income increased $13.7 million, or 31 percent, to $57.9 million for the three month period and $24.9 million, or 28 percent, to $112.8 million for the six month period. Diluted earnings per share for the three month period were $.57 per share as compared to $.43 per share a year ago, an increase of 33 percent. In the six month period, diluted earnings per share increased to $1.11 per share as compared to $.84 per share a year ago, an increase of 32 percent. Revenues increased significantly primarily as a result of consolidating the accounts of LSV into our financial statements beginning in 2006 as a result of the Guaranty and Collateral Agreement previously described. This had the effect of increasing revenues and expenses in 2006 for the results of LSV. Prior to 2006, our proportionate share in the net earnings of LSV was shown in a single line, Equity in the earnings of unconsolidated affiliate, which was classified as other income. In our opinion, the following items had a significant impact on our financial results for the three and six month periods:

•	Our growth in revenues was primarily the result of consolidating the accounts of LSV in 2006. Revenues in the three and six month periods ended June 30, 2006 include $69.7 million and $135.7 million, respectively, from LSV whereas revenues in the prior year periods did not include the revenues of LSV.

•	Income before income taxes in the three and six month periods was primarily boosted by the net operating results of LSV. Our proportionate share in the earnings of LSV was $26.8 million and $51.9 million for the three and six month periods ended June 30, 2006, respectively, compared to $17.6 million and $32.9 for the comparable periods of 2005, an increase of $9.2 million, or 52 percent, for the three month period and $19.3 million, or 59 percent for the six month period. Both increases were due to growth in assets from new and existing clients, as well as market appreciation.

•	Revenue growth in our Investment Advisors segment was primarily driven by higher asset-based fees due to capital market appreciation in 2005 and the first quarter of 2006. Rising capital markets increased the value of assets we manage for our existing clients, resulting in an increase in our base revenues. Capital market appreciation partially contributed to the increase in revenues in the Enterprises and Investments in New Businesses segments.

•	New sales in our Enterprises, Money Managers and Investments in New Businesses segments also contributed to our revenue growth. We believe these sales of new business were due to a growing acceptance of our new and existing strategies and solutions in our target markets.

•	In the first quarter of 2006, we adopted the provisions of SFAS 123(R) to account for stock-based compensation. We elected the modified-prospective method, under which prior periods are not revised. In accordance with SFAS 123(R), we recognized $3.6 million and $8.1 million in stock-based compensation expense in the three and six months ended June 30, 2006, respectively.

•	We continued to make significant expenditures for the development of our Global Wealth Platform as we progress through the development phase of this platform. The majority of these costs are eligible for capitalization; however, a portion is not eligible and is expensed as incurred. We capitalized $36.8 million in the six months ended June 30, 2006 compared to $32.7 million in the comparable period of 2005 in software development costs for this platform. We expect to incur significant development costs throughout the remainder of 2006 and 2007.

•	Consolidated operating margins were negatively affected by increased spending for sales and marketing and operational infrastructure necessary to deliver and support new company strategies and solutions and to service new clients. A substantial portion of these costs relate to personnel and third-party service providers.

•	In the first six months of 2006, we determined that the front-end component of the SEI Advisor Desktop did not meet the expected functionality requirements and would require additional investment. $3.4 million of software development costs was written-off and is reflected in the Investment Advisors segment. Additionally, $2.3 million in previously capitalized software development costs for the Global Wealth Platform was written-off and affected all of our business segments except LSV.

•	We continued our stock repurchase program during 2006 and purchased 818,500 shares at an average price of approximately $45 per share in the second quarter and 1,607,500 shares at an average price of approximately $43 per share in the six month period. This caused our diluted earnings per common share to grow at a faster rate than our earnings.

•	As a result of the change in presentation of LSV, for comparability purposes, if we had consolidated the accounts of LSV beginning in 2005, revenues on a pro-forma basis would have been $236.3 million and $462.3 million for the three and six month periods ended June 30, 2005, respectively. This represents an increase in revenues of $48.7 million, or 21 percent, in the three month period and $99.9 million, or 22 percent, in the six month period ended June 30, 2006. LSV revenues were $46.3 million in the second quarter of 2005 and $86.5 million in the six month period ended June 30, 2005. Since our percentage ownership in LSV did not change in 2006 compared to 2005, there was no effect on net income as a result of the change in presentation of LSV.

Business Segments

Private Banking and Trust

Revenues increased $2.7 million, or four percent, in the three month period and $3.4 million, or two percent, in the six month period ended June 30, 2006 compared to the prior year corresponding period and were primarily affected by:

•	An increase in revenues in our BSP solution due to new clients;

•	The implementation of a new large bank client;

•	The conversion of an existing large bank client from our ASP solution to our BSP solution;

•	Cross-sales of other services to existing clients; partially offset by

•	The loss of a large bank client in early 2005.

Operating margins decreased to 35 percent, compared to 37 percent in both the three and six month periods. Operating income decreased by $800 thousand, or three percent, in the three month period and $2.6 million, or five percent, in the six month period and was primarily affected by:

•	Increased non-capitalized technology spending and the write-off of previously capitalized software development costs related to the Global Wealth Platform in 2006;

•	The recognition of stock-based compensation expense; and

•	Increased personnel and other operational and technology costs necessary to deliver business outsourcing solutions; partially offset by

•	An increase in revenues.

Investment Advisors

Revenues increased $6.4 million, or 13 percent, in the three month period and $13.3 million, or 14 percent, in the six month period ended June 30, 2006 and were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by capital market appreciation during 2005 and the first quarter of 2006; and

•	An increase in the average basis points earned on assets.

Operating margins decreased to 48 percent, as compared to 56 percent in the three month period and to 50 percent, as compared to 56 percent in the six month period. Operating income decreased by $1.1 million, or four percent, in the three month period and increased by $900 thousand, or two percent, in the six month period and was primarily affected by:

•	The write-off of the front-end component of the SEI Advisor Desktop for $3.4 million during the second quarter of 2006;

•	Increased non-capitalized technology spending and the write-off of previously capitalized software development costs related to the Global Wealth Platform in 2006;

•	Increased personnel, promotion and technology costs related to our operating infrastructure;

•	The recognition of stock-based compensation expense; partially offset by

•	An increase in revenues.

Enterprises

Revenues increased $6.8 million, or 21 percent, in the three month period and $15.6 million, or 25 percent, in the six month period ended June 30, 2006 and were primarily affected by:

•	Asset funding from new sales of our retirement solutions, mainly to large corporations; and

•	Increased assets under management from existing clients caused by capital market appreciation during 2005 and the first quarter of 2006.

Operating margins declined to 32 percent, as compared to 33 percent in the three month period and increased to 34 percent, as compared to 32 percent in the six month period. Operating income increased $2.0 million, or 19 percent, in the three month period and $6.6 million, or 33 percent, in the six month period and was primarily affected by:

•	An increase in revenues; less

•	Increased direct expenses associated with the increase in revenues;

•	Increased personnel costs for our global institutional business and investment management operations; and

•	The recognition of stock-based compensation expense.

Money Managers

Revenues increased $3.8 million, or 15 percent, in the three month period and $6.8 million, or 14 percent, in the six month period ended June 30, 2006 and were primarily affected by:

•	Asset funding from existing clients of hedge fund and separate account operations outsourcing solutions;

•	Cash flows from new clients; and

•	Sales of additional products to our existing clients; partially offset by

•	Client losses, primarily fund administration clients.

Operating margins increased to 22 percent, as compared to 16 percent in the three month period and to 20 percent, as compared to 18 percent in the six month period. Operating income increased $2.5 million, or 61 percent, in the three month period, and $2.5 million, or 29 percent in the six month period, and was primarily affected by:

•	An increase in revenues;

•	A one-time reduction in direct expenses from the loss of a large fund processing bank client; partially offset by

•	Increased investment spending in connection with the build out of our separately managed account and alternative investments operations; and

•	The recognition of stock-based compensation expense.

Investments in New Businesses

Revenues increased $5.7 million, or 34 percent, in the three month period and $11.6 million, or 37 percent, in the six month period ended June 30, 2006 and were primarily affected by:

•	Asset funding from new and existing clients;

•	Increased assets under management from existing clients caused by capital market appreciation in 2005 and the first quarter of 2006; partially offset by

•	The loss of a large distributor client in Continental Europe during the third quarter of 2005.

Losses from operations decreased by $1.6 million, or 22 percent, in the three month period and $5.2 million, or 35 percent in the six month period and were primarily affected by:

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

LSV

Total revenues were $69.7 million, compared to $46.3 million in the three month period, an increase of 51 percent. In the six month period, revenues were $135.7 million, compared to $86.5 million, an increase of 57 percent. The increase in revenues was primarily due to increased assets under management from new sales and capital market appreciation in 2005 and the first quarter of 2006. Our earnings from LSV were $26.8 million, compared to $17.6 million in the three month period, an increase of 52 percent. In the six month period, our earnings were $51.9 million, compared to $32.9 million, an increase of 59 percent.

Other

General and administrative expenses

General and administrative expenses primarily consist of corporate overhead costs and other costs not directly attributable to a reportable business segment and were $8.9 million and $18.8 million for the three and six months ended June 30, 2006, respectively, compared to $9.4 million and $17.1 million for the same periods a year ago. The increase in these expenses in the six month period was primarily due to the recognition of stock-based compensation expense, general overhead costs and resources and associated expenses for our corporate compliance program and adherence to regulations of the Sarbanes-Oxley Act of 2002.

Other Income

Other income on the accompanying Consolidated Statements of Operations consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Equity in the earnings of unconsolidated affiliate	$—	$17,636	$—	$32,862
Net gain (loss) from investments	602	(78)	360	349
Interest income	3,098	1,784	5,752	3,760
Interest expense	(1,448)	(377)	(2,603)	(802)
Minority interest	(36,976)	—	(71,738)	—
Other	—	—	1,588	—

Total other (expense) income, net	$(34,724)	$18,965	$(66,641)	$36,169

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

Minority interest includes the amount owned by other shareholders in which we have a significant or controlling interest. The accounts of these entities are included in our consolidated financial statements. Minority interest consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
LSV Asset Management	$(36,573)	$—	$(70,866)	$—
LSV Employee Group	1,223	—	2,077	—
Other entities	(1,626)	—	(2,949)	—

Total minority interest	$(36,976)	$—	$(71,738)	$—

Net gain (loss) from investments consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Realized gain from sales of marketable securities	$1,681	$64	$1,901	$263
Increase (decrease) in fair value of derivative financial instruments	383	(142)	(82)	86
Other realized losses	(1,462)	—	(1,459)	—

Net gain (loss) on investments	$602	$(78)	$360	$349

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

Other realized losses in 2006 include the write-down of approximately $1.5 million of an equity investment in a private company carried at cost.

Interest income is earned based upon the amount of cash that is invested daily. Fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period and/or changes in interest rates. The increase in interest income in the six month period of 2006 was primarily due to an increase in interest rates and investments of cash into higher-yielding investment vehicles. Interest income for the six month period of 2006 includes approximately $647 thousand of interest earned by LSV from their average outstanding cash balance.

Interest expense is directly attributable to our long-term debt and other borrowings. Interest expense for our borrowings was approximately $300 thousand for the six months ended June 30, 2006 and decreased over the comparable period mainly due to the lower principal balances of our debt outstanding. Interest expense for the six months of 2006 includes approximately $2,058 thousand in interest costs associated with the borrowings of LSV Employee Group.

Income Taxes

Our effective tax rates were 32.1 percent and 36.3 percent for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, our effective tax rates were 34.4 percent and 36.4 percent, respectively. The decrease in effective tax rates was due to scheduling of certain deferred tax assets associated with state net operating loss carryforward and the corresponding reduction of valuation allowance against these assets.

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$166,036	$66,451
Net cash used in investing activities	(50,561)	(56,046)
Net cash used in financing activities	(68,319)	(110,827)

Net increase (decrease) in cash and cash equivalents	47,156	(100,422)

Cash and cash equivalents, beginning of period	130,128	216,966

Cash and cash equivalents, end of period	$177,284	$116,544

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. We currently have a Credit Facility that provides for borrowings of up to $200.0 million. The availability of the Credit Facility is subject to the compliance with certain covenants set forth in the agreement. At June 30, 2006, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $177.3 million and the full amount available through the Credit Facility of $200.0 million.

Beginning in 2006, we are now required under accounting rules to consolidate the accounts of LSV and LSV Employee Group which had a significant impact on the presentation of our cash flows. This increased our cash balance by $60.9 million at June 30, 2006. In July 2006, LSV distributed $59.5 million to its partners of which $25.4 million was our portion of the cash distributed by LSV. The remaining $1.4 million was kept by LSV for current working capital requirements. We recognized $16.9 million in cash flow from operations as a distribution in 2006 that related to our proportionate share of the earnings of LSV in the prior year. Additionally, $38.7 of Minority interest primarily relates to the other partners in LSV that has not yet been distributed and significantly boosted our cash flow from operations. These two items increased cash flow from operations $55.6 million in 2006.

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

Net cash used in investing activities primarily includes the capitalization of costs incurred in developing computer software, purchases and sales of marketable securities, and capital expenditures. We continued to make substantial investments in the development of our new Global Wealth Platform. We are currently in the application development stage of the project and a substantial portion of our expenditures are for development, rather than research and design, and are eligible for capitalization under accounting rules. Capitalized software development costs were $36.8 million in 2006 as compared to $32.7 million in 2005. The increase in capitalized software development costs was primarily due to a higher level of spending. We expect this level of spending to continue through the remainder of 2006 and 2007.

In 2006, we had $3.4 million in net purchases of marketable securities versus $14.5 million in net purchases in 2005. Purchases of marketable securities in 2005 mainly comprised additional investments made into a company-sponsored mutual fund for regulatory compliance purposes. Capital expenditures in 2006 and 2005 primarily include computer systems and equipment to support our ongoing operations. During the third quarter of 2005, we began construction of an additional building and parking facility at our corporate headquarters. The expansion is estimated to cost at least $24.0 million and is expected to be completed in the second half of 2006. Payments related to the expansion may extend into 2007. Through June 30, 2006, we have spent approximately $6.7 million related to the expansion project, of which $2.7 million was spent in the first six months of 2006.

Net cash used in financing activities primarily includes principal payments of our debt, the repurchase of our common stock and dividend payments. Principal payments on our long-term debt were $9.2 million in 2006 and $6.8 million in 2005. We made our final payment on the term loan in the first quarter of 2006. We still owe $9.0 million on our Senior Notes, of which $4.0 million is due in February 2007. Our long-term debt is subject to various covenants contained in each lending agreement. Currently, these covenants do not negatively affect our liquidity.

Our Board of Directors has authorized the repurchase of up to $1.1 billion worth of our common stock. Through July 31, 2006, we repurchased approximately 120.2 million shares of our common stock at a cost of just under $1.1 billion and had $33.6 million of authorization remaining for the purchase of our common stock under this program. We spent approximately $68.4 million during the first six months of 2006 and $87.2 million during the first six months of 2005 for the repurchase of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Cash dividends paid were $22.7 million or $.23 per share in the first six months of 2006 and $21.3 million or $.21 per share in the first six months of 2005. Our Board of Directors intends to declare future dividends on a semi-annual basis.

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

As a result of the guaranty provided to LSV Employee Group, we must reflect the total remaining amount of debt outstanding under the terms of the Credit Agreement until the balance is paid in full. As of June 30, 2006, the total remaining unpaid principal balance owed by LSV Employee Group was $79.0 million, of which the current portion is $10.0 million which is reflected in Current portion of long-term debt and the remaining $69.0 million is reflected in Long-term Debt on the accompanying Consolidated Balance Sheets.

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

Price Risk - We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that our funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. To provide protection against potential fair value changes for these investments, we have entered into various derivative financial instruments. As of June 30, 2006, we held derivative financial instruments with a notional amount of $11.2 million. We bought out this derivative financial instrument in early July 2006 for approximately $1.1 million. Additionally, LSV Employee Group entered into interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $58.1 million and an expected maturity date of January 2011. Changes in the fair value of the derivative financial instruments are recognized in current period earnings, whereas, the change in the fair value of the investment is recorded on the balance sheet in other comprehensive income. Therefore, changes in the fair value of the derivative financial instrument and changes in the fair value of the investment are not recognized through earnings in the same period. We did not enter into or hold any derivative financial instruments for trading purposes during 2006 or 2005.

Income before income taxes include losses of $82 thousand and gains of $86 thousand in the six month periods of 2006 and 2005, respectively, relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of our investments would be:

Investment	Hypothetical Change In Value
(in thousands)
Mutual Funds	$4,208
Other financial instruments	1,122

$5,330

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On September 30, 2004, SIDCO was named as a defendant in a putative consolidated amended class action complaint (the “PBHG Complaint”) filed in the United States District Court for the District of Maryland titled “Stephen Carey v. Pilgrim Baxter & Associates, LTD, et. al.” The PBHG Complaint was purportedly made on behalf of all persons that purchased or held PBHG mutual funds during the period from November 1, 1998 to November 13, 2003 and related generally to various market timing practices allegedly permitted by the PBHG Funds. The suit named as defendants some 36 persons and entities, including various persons and entities affiliated with Pilgrim Baxter & Associates, Ltd., various PBHG Funds, various alleged market timers, various alleged facilitating brokers, various clearing brokers, various banks that allegedly financed the market timing activities, various distributors/underwriters and others. The PBHG Complaint alleged that SIDCO was the named distributor/underwriter from November 1998 until July 2001 for various PBHG funds in which market timing allegedly occurred during that period. The PBHG Complaint generally alleged that the prospectus for certain PBHG funds made misstatements and omissions concerning market timing practices in PBHG funds. The PBHG Complaint alleged that SIDCO violated Sections 11 and 12(a)(2) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Sections 34(b) and 36(a) of the Investment Company Act of 1940, and that SIDCO breached its fiduciary duties, engaged in constructive fraud and aided and abetted the breach by others of their fiduciary duties. The PBHG Complaint did not name SIDCO or any of its affiliates as a market timer, facilitating or clearing broker or financier of market timers. The PBHG Complaint sought unspecified compensatory and punitive damages, disgorgement and restitution. In 2006, the plaintiffs submitted a proposed form of order dismissing SIDCO from the action, but the Court has not yet acted on the proposed order.

Item 1A. Risk Factors

Information regarding risk factors appears in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in our risk factors from those disclosed in our Annual Report on

Form 10-K for 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e)	Our Board of Directors has authorized the repurchase of up to $1.1 billion worth of our common stock, which includes an additional authorization of $50.0 million on April 19, 2006. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended June 30, 2006 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – 30, 2006	—	—	—	$70,045,000
May 1 – 31, 2006	368,500	44.34	368,500	53,704,000
June 1 – 30, 2006	450,000	44.72	450,000	33,579,000

Total	818,500	44.55	818,500

Item 4. Submission of Matters to a Vote of Security Holders

On May 24, 2006, we held our annual meeting of shareholders (the “2006 Annual Meeting”) at our corporate headquarters in Oaks, Pennsylvania. At our 2006 Annual Meeting, the shareholders voted on the following matters:

1. The election of three directors with a term expiring at our 2008 Annual Meeting of Shareholders:

Name of Director	Number of Votes For	Number of Votes Withheld
Richard B. Lieb	58,335,135	10,679,939
Carmen V. Romeo	56,803,787	12,211,287
Thomas W. Smith	67,501,931	1,513,143

The terms of office of each of the following directors continued after the meeting:

Sarah W. Blumenstein

William M. Doran

Kathryn M. McCarthy

Henry H. Porter, Jr.

Howard D. Ross

Alfred P. West, Jr.

2. Ratification of the appointment of PricewaterhouseCoopers LLP as independent registered public accountants to examine SEI’s consolidated financial statements for 2006:

Number of Votes For	Number of Votes Against	Number of Votes Withheld
67,015,997	1,889,882	109,194

Item 6. Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date: August 8, 2006	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer