Form 10-Q
period 2006-09-30
SEI INVESTMENTS CO
filed 2006-11-06
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2006 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2006: 98,901,667 shares of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	September 30, 2006	December 31, 2005
Assets

Current Assets:

Cash and cash equivalents	$231,281	$130,128
Restricted cash	10,250	10,250
Receivables from regulated investment companies	31,744	30,558
Receivables, net of allowance for doubtful accounts of $2,992 and $1,520 (Note 4)	194,138	97,987
Securities owned	16,329	19,709
Deferred income taxes	6,322	7,318
Prepaid expenses and other current assets	12,736	10,026

Total Current Assets	502,800	305,976

Property and Equipment, net of accumulated depreciation and amortization of $108,770 and $109,208 (Note 4)	124,700	114,505

Capitalized Software, net of accumulated amortization of $24,325 and $21,667	161,533	116,670

Investments Available for Sale	71,649	54,632

Investments Held to Maturity	4,680	—

Investment in Unconsolidated Affiliate	—	51,941

Goodwill	95,062	—

Other Intangible Asset, net of accumulated amortization of $873	2,948	—

Other Assets	14,513	13,423

Total Assets	$977,885	$657,147

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	September 30, 2006	December 31, 2005
Liabilities and Shareholders’ Equity

Current Liabilities:

Current portion of long-term debt	$14,000	$5,389
Accounts payable	8,249	4,954
Payable to regulated investment companies	—	204
Accrued liabilities (Note 4)	147,732	147,426
Deferred gain	—	267
Deferred revenue	262	287

Total Current Liabilities	170,243	158,527

Long-term Debt	70,474	9,000

Deferred Income Taxes	57,773	58,989

Minority Interest	104,278	8,943

Commitments and Contingencies (Note 10)

Shareholders’ Equity:

Common stock, $.01 par value, 750,000 shares authorized; 98,815 and 98,580 shares issued and outstanding	988	986
Capital in excess of par value	333,838	268,608
Retained earnings	233,146	148,127
Accumulated other comprehensive income, net	7,145	3,967

Total Shareholders’ Equity	575,117	421,688

Total Liabilities and Shareholders’ Equity	$977,885	$657,147

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
		2006		2005
Revenues		$298,084		$193,659

Expenses:
Operating and development		112,396		99,633
Sales and marketing		47,351		32,514
General and administrative		9,772		8,212

Income from operations		128,565		53,300

Equity in the earnings of unconsolidated affiliate		—		20,956
Net loss from investments		(2,226)		(130)
Interest income		3,397		1,979
Interest expense		(1,475)		(369)
Minority interest		(39,537)		—
Other income		—		941

Income before income taxes		88,724		76,677
Income taxes		28,175		27,481

Net income		60,549		49,196

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		333		53
Unrealized holding gain (loss) on investments:
Unrealized holding gains (losses) during the period net of income tax (expense) benefit of $(324) and $182	675		(325)
Less: reclassification adjustment for losses realized in net income, net of income tax benefit of $761 and $43	1,632	2,307	86	(239)

Other comprehensive income (loss)		2,640		(186)

Comprehensive income		$63,189		$49,010

Basic earnings per common share		$.61		$.49

Diluted earnings per common share		$.60		$.48

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30,
		2006		2005
Revenues		$860,235		$569,420

Expenses:
Operating and development		332,038		291,140
Sales and marketing		132,392		97,621
General and administrative		28,621		25,331

Income from operations		367,184		155,328

Equity in the earnings of unconsolidated affiliate		—		53,818
Net (loss) gain from investments		(1,866)		219
Interest income		9,149		5,739
Interest expense		(4,078)		(1,171)
Minority interest		(111,275)		—
Other income		1,588		941

Income before income taxes		260,702		214,874
Income taxes		87,336		77,785

Net income		173,366		137,089

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		2,888		(1,263)
Unrealized holding gain (loss) on investments:
Unrealized holding losses during the period net of income tax benefit of $164 and $183	(96)		(328)
Less: reclassification adjustment for losses (gains) realized in net income, net of income tax benefit (expense) of $187 and $(80)	386	290	(140)	(468)

Other comprehensive income (loss)		3,178		(1,731)

Comprehensive income		$176,544		$135,358

Basic earnings per common share		$1.76		$1.36

Diluted earnings per common share		$1.71		$1.32

Dividends declared per common share		$.12		$.11

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$173,366	$137,089
Adjustments to reconcile net income to net cash provided by operating activities	78,534	5,866

Net cash provided by operating activities	251,900	142,955

Cash flows from investing activities:
Additions to property and equipment	(22,523)	(12,681)
Additions to capitalized software	(53,861)	(49,943)
Purchase of marketable securities	(44,293)	(16,186)
Sale of marketable securities	27,061	4,871
Cash received from consolidation of LSV	5,268	—
Other	(408)	244

Net cash used in investing activities	(88,756)	(73,695)

Cash flows from financing activities:
Payment on long-term debt	(12,715)	(8,167)
Purchase and retirement of common stock	(81,581)	(129,032)
Proceeds from issuance of common stock	30,155	5,965
Tax benefit on stock options	24,854	—
Payment of dividends	(22,704)	(21,283)

Net cash used in financing activities	(61,991)	(152,517)

Net increase (decrease) in cash and cash equivalents	101,153	(83,257)
Cash and cash equivalents, beginning of period	130,128	216,966

Cash and cash equivalents, end of period	$231,281	$133,709

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2005 except for those discussed below. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine month periods ended September 30, 2006 and 2005. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Revenue Recognition

The Company’s principal sources of revenues are: (1) information processing and software servicing fees that are either recurring and primarily earned based upon the number of trust accounts being serviced or non-recurring and earned based upon project-oriented contractual agreements; (2) asset management, administration and distribution fees earned based upon a contractual percentage of net assets under management or administration; and (3) transaction-based fees for providing securities valuation and trade-execution services. The majority of the Company’s revenues are based on contractual arrangements. Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned. Reimbursements received for out-of-pocket expenses incurred are recorded as revenue. Certain portions of the Company’s revenues require management’s consideration of the nature of the client relationship in determining whether to recognize as revenue the gross amount billed or net amount retained after payments are made to vendors for certain services related to the product or service offering.

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents includes $69,188 and $55,237 at September 30, 2006 and December 31, 2005, respectively, invested in money market and short-term mutual funds sponsored by the Company. Cash and cash equivalents at September 30, 2006 includes $64,391 from LSV due to the requirement to consolidate the accounts of LSV.

Restricted Cash

Restricted cash at September 30, 2006 and December 31, 2005 includes $10,000 segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers and $250 segregated for regulatory purposes related to trade-execution services conducted by our subsidiary located in the United Kingdom.

Allowances for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable.

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

Marketable Securities

The Company’s non-broker-dealer subsidiaries account for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation when necessary. Currently, the Company’s non-broker-dealer subsidiaries hold marketable securities classified as available for sale and held to maturity. SFAS 115 requires that debt and equity securities classified as available for sale be reported at fair value as determined by the most recently traded price for each security at the balance sheet date. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of comprehensive income. The specific identification method is used to compute the realized gains and losses on marketable securities. Securities classified as held to maturity are reported at amortized cost. The Company’s broker-dealer subsidiary accounts for investments in marketable securities pursuant to applicable specialized accounting practices which require the investments to be reported at fair value with changes in fair value recognized in current period earnings.

The Company evaluates the realizable value of its marketable securities on a quarterly basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Factors considered in determining other-than-temporary declines in value include the duration and extent to which the fair value has been less than the carrying value, the ability of the investment to recover to its original cost, and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. During the nine month period ended September 30, 2006, the Company recorded an impairment charge of $1,979 related to an other-than-temporary decline in fair value of a mutual fund investment. No charges related to an other-than-temporary decline were recorded in the nine month period ended September 30, 2005 (See Note 5).

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

The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company records all derivatives on its balance sheet at fair value. The Company determines if the instrument qualifies as an effective fair value hedge on the date the derivative is entered into and monitors this determination on an ongoing basis. If the derivative instrument qualifies as an effective fair value hedge according to established accounting guidance, the Company will apply hedge accounting. As of September 30, 2006 and December 31, 2005, hedge accounting does not apply to any of the Company’s derivatives.

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

The Company holds equity derivatives with a notional amount of $9,911 and an expected maturity date in 2007. Additionally, LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of

$55,479 and expected maturity dates of March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal. The Company recognized net losses of $414 and $379 in the three months ended September 30, 2006 and 2005, respectively, from changes in the fair value of derivative instruments. In the nine months ended September 30, 2006 and 2005, the Company recognized net losses of $496 and $293, respectively, from derivative instruments. These losses are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

Capitalized Software

The Company accounts for software development costs in accordance with the guidance established in Statement of Position

98-1 (SOP 98-1) “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” for development costs associated with software products to be provided in a hosting environment. As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which includes direct external and internal costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages are expensed as incurred. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. The Company capitalized $53,861 and $49,943 of software development costs in accordance with SOP 98-1 during the nine months ended September 30, 2006 and 2005, respectively.

Amortization of capitalized software development costs begins when the product is placed into service. During the nine month period ended September 30, 2006, the Company placed into service approximately $15,113 of previously capitalized software development costs. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily two to ten years, with a weighted average remaining life of approximately 7.6 years. Amortization expense was $3,304 and $1,756 during the nine months ended September 30, 2006 and 2005, respectively.

In the second quarter of 2006, the Company determined that the front-end component of the SEI Advisor Desktop did not fully satisfy the expected functionality requirements and would require additional investment. Management decided to discontinue any further development work for this front-end component and wrote-off $3,429 of previously capitalized software development costs. Additionally, $625 and $1,640 of previously capitalized software development costs related to other discontinued projects associated with the Global Wealth Platform were written-off in the first and second quarters of 2006, respectively. In 2005, the Company wrote-off $3,587 of previously capitalized software development costs, which included $1,922 of unpaid liabilities to the vendor that was directly associated with the amount that was capitalized. The Company recorded a net charge of $1,665 during the nine months ended September 30, 2005.

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

Earnings per Share

The Company calculates earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the combination of the weighted average number of common shares outstanding and the dilutive potential common shares, such as stock options, outstanding during the period. The calculations of basic and diluted earnings per share for the three months ended September 30, 2006 and 2005 are:

	For the Three Month Period Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$60,549	98,572	$.61

Dilutive effect of stock options	—	3,058

Diluted earnings per common share	$60,549	101,630	$.60

	For the Three Month Period Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$49,196	99,814	$.49

Dilutive effect of stock options	—	2,781

Diluted earnings per common share	$49,196	102,595	$.48

Employee stock options to purchase 3,053,500 and 4,598,000 shares of common stock, with an average exercise price of $42.03 and $44.53, were outstanding during the three month periods ended September 30, 2006 and 2005, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

The calculations of basic and diluted earnings per share for the nine months ended September 30, 2006 and 2005 are:

	For the Nine Month Period Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$173,366	98,609	$1.76

Dilutive effect of stock options	—	2,792

Diluted earnings per common share	$173,366	101,401	$1.71

	For the Nine Month Period Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$137,089	100,792	$1.36

Dilutive effect of stock options	—	2,768

Diluted earnings per common share	$137,089	103,560	$1.32

Employee stock options to purchase 3,053,500 and 4,598,000 shares of common stock, with an average exercise price of $42.03 and $44.53, were outstanding during the nine month periods ended September 30, 2006 and 2005, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

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

	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Investments	Accumulated Other Comprehensive Gains
Beginning balance (Dec. 31, 2005)	$3,675	$292	$3,967
Current period change	2,888	290	3,178

Ending balance (Sept. 30, 2006)	$6,563	$582	$7,145

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2006	2005
Net income	$173,366	$137,089

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,432	13,328
Distribution from unconsolidated affiliate	16,940	—
Undistributed equity in the earnings of unconsolidated affiliate	—	(12,448)
Undistributed earnings of minority interests	111,275	—
Payment to partners of LSV	(57,737)	—
Tax benefit on stock options exercised	—	4,189
Stock-based compensation	15,302	—
Gain on partial sale of unconsolidated affiliate	(267)	(941)
Provision for losses on receivables	1,352	(331)
Deferred income tax expense	(243)	19,312
Net realized losses (gains) on investments	1,866	(219)
Write-off of capitalized software	5,694	3,587
Other	(1,403)	(2,480)
Change in current asset and liabilities
Decrease (increase) in
Restricted cash	—	4,383
Receivables from regulated investment companies	(1,186)	(1,300)
Receivables	(33,533)	(8,446)
Prepaid expenses and other current assets	(2,575)	610
Increase (decrease) in
Accounts payable	3,293	(1,197)
Payable to regulated investment companies	(204)	(4,273)
Payable to customer	—	(235)
Accrued expenses	3,553	(5,669)
Deferred revenue	(25)	(2,004)

Total adjustments	78,534	5,866
Net cash provided by operating activities	$251,900	$142,955

Supplemental disclosures of cash paid/received during the nine months ended September 30 are as follows:

	2006	2005
Interest paid	$3,092	$1,496
Interest and dividends received	8,802	5,589
Income taxes paid	56,282	46,828

The following non-cash activities are excluded from the Consolidated Statements of Cash Flows: LSV Employee Group purchased an aggregate eight percent interest in LSV from two existing partners for a total purchase price of $92,000. LSV Employee Group contributed $9,200 and borrowed the remaining $82,800 (See Note 2).

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which clarifies FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 sets forth a specific recognition threshold and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. It also provides guidance on classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 amends FASB Statement No. 5, “Accounting for Contingencies” by indicating that it no longer applies to accounting for income taxes. The pronouncement is effective for fiscal years beginning after December 15, 2006, thus for the Company’s first quarter of 2007. The Company expects to have completed an analysis as to the impact of this statement on its financial statements in the fourth quarter 2006.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective for all financial statements issued for fiscal years beginning after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its financial statements.

In September 2006, the FASB issued FASB Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company has not completed an analysis as to the impact of this statement on its financial statements.

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

The following table contains the condensed statements of operations of LSV for the three and nine months ended September 30, 2005:

	For the Three Month Period Ended September 30, 2005	For the Nine Month Period Ended September 30, 2005
Revenues	$55,118	$141,663
Net income	$49,075	$126,152

The following table contains the condensed balance sheet of LSV as of December 31, 2005:

December 31, 2005
Cash and cash equivalents	$45,698
Accounts receivable	65,312
Other current assets	135
Non-current assets	504

Total assets	$111,649

Current liabilities	$8,955
Partners’ capital	102,694

Total liabilities and partners’ capital	$111,649

The pro-forma financial information for the three and nine months ended September 30, 2005 combines the historical results of the Company and LSV as though the companies had been combined as of the beginning of January 1, 2005. Net income and earnings per share were unchanged due to this transaction but are presented for the purpose of clarification.

	For the Three Month Period Ended September 30, 2005	For the Nine Month Period Ended September 30, 2005
Revenues	$248,777	$711,083
Net income	$49,196	$137,089

Basic earnings per share	$.49	$1.36
Diluted earnings per share	$.48	$1.32

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

The Company identified an intangible asset related to customer contracts that met the contractual-legal criterion for recognition apart from goodwill. The fair value of the intangible asset was determined to be $3,821 with a definite life of eight and a half years. The identified intangible asset is amortized on a straight-line basis. The Company recognized $327 of amortization expense during the nine months ended September 30, 2006 and 2005. Prior to 2006, the goodwill and intangible assets were considered embedded within its investment in LSV and reflected as a component of Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets.

	September 30, 2006	December 31, 2005
Intangible asset, at cost	$3,821	$3,821
Accumulated amortization	(873)	(546)

Net book value	$2,948	$3,275

Note 4. Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2006	December 31, 2005
Trade receivables	$46,899	$29,895
Fees earned, not billed	143,601	65,910
Other receivables	6,630	3,702

	197,130	99,507
Less: Allowance for doubtful accounts	(2,992)	(1,520)

	$194,138	$97,987

Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules. These billing schedules generally provide for fees to be billed on a quarterly basis.

Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services provided by two of the Company’s wholly-owned subsidiaries, SIDCO and SIMC, to various regulated investment companies sponsored by the Company.

At September 30, 2006, Trade receivables include $12,901 and Fees earned, not billed include $67,128 of amounts owed to LSV from its clients resulting from the requirement to consolidate the accounts of LSV beginning in 2006.

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2006	December 31, 2005
Equipment	$55,907	$63,251
Buildings	98,615	98,235
Land	9,510	9,510
Purchased software	37,618	30,251
Furniture and fixtures	17,966	16,820
Leasehold improvements	4,838	2,961
Construction in progress	9,016	2,685

	233,470	223,713
Less: Accumulated depreciation and amortization	(108,770)	(109,208)

Property and Equipment, net	$124,700	$114,505

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2006	December 31, 2005
Accrued income taxes	$17,030	$11,487
Accrued compensation	52,042	53,157
Accrued consulting	11,649	8,719
Accrued sub-advisor and investment officer fees	10,977	10,111
Other accrued liabilities	56,034	63,952

Total accrued liabilities	$147,732	$147,426

Accrued sub-advisor and investment officer fees relates to services provided by fund advisors to Company-sponsored mutual funds and other investment programs.

Note 5. Marketable Securities

Investments Available for Sale

Investments available for sale of the Company’s non-broker-dealer subsidiaries consist of:

	As of September 30, 2006
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$61,596	$354	$—	$61,950
Non-company-sponsored mutual funds	202	—	—	202
Equity securities	9,086	411	—	9,497

	$70,884	$765	$—	$71,649

	As of December 31, 2005
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$42,890	$—	$(1,274)	$41,616
Non-company-sponsored mutual funds	2,324	9	—	2,333
Equity securities	8,966	1,717	—	10,683

	$54,180	$1,726	$(1,274)	$54,632

The net unrealized holding gains at September 30, 2006 were $582 (net of income tax expense of $183). Net unrealized holding gains at December 31, 2005 were $292 (net of income tax expense of $160). These gains are reported as a separate component of Accumulated other comprehensive gains on the accompanying Consolidated Balance Sheets.

During the three months ended September 30, 2005, the Company recognized gross realized gains of $249 from available-for-sale securities. There were no realized gains or losses from available-for-sale securities during the three months ended September 30, 2006. During the nine months ended September 30, 2006 and 2005, the Company recognized gross realized gains of $1,901 and $512, respectively, from available-for-sale securities. These gains and losses are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations. There were no realized losses recognized during the nine months ended September 30, 2005.

The Company maintains an investment in a Company-sponsored mutual fund held in order to satisfy applicable regulatory requirements of SPTC that had been in an unrealized loss position longer than one year during 2006. During the three months ended September 30, 2006, the Company wrote down this investment and recorded an impairment charge of $1,979 related to other-than-temporary declines in fair value. This charge is included in Net loss from investments on the accompanying Consolidated Statements of Operations. The new cost basis of the investment at September 30, 2006, inclusive of the impairment charge, was $41,596 with a fair value of $41,730 and a gross unrealized gain of $134.

Held-to-Maturity Securities

At September 30, 2006, the Company had investments in federal agency mortgage-backed securities. The Company acquired these securities in order to satisfy certain regulatory requirements associated with the operations of SPTC. The securities had a cost basis of $4,680 and are reported as Investments held to maturity on the accompanying Consolidated Balance Sheets. The recorded value of these securities approximates their fair value.

Securities Owned

At September 30, 2006 and December 31, 2005, the Company’s broker-dealer subsidiary had investments in U.S. Treasury securities which are recognized as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $16,329 and $19,709 at September 30, 2006 and December 31, 2005, respectively. The Company recognized a change in fair value of $250 related to the securities during the nine months ended September 30, 2006. This change is reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations

Note 6. Lines of Credit

On January 14, 2003, the Company’s Canadian subsidiary entered into a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility became effective immediately and has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The facility, when utilized, accrues interest at the effective rate of interest announced by the lending institution, which is generally in accordance with rates on Canadian dollar commercial loans made in Canada. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the nine months ended September 30, 2006.

On September 14, 2004, the Company entered into a three-year $200,000 Credit Agreement (the Credit Facility) replacing the Company’s $200,000 364–Day Credit Agreement which expired on September 13, 2004. The Credit Facility became available immediately and expires on September 14, 2007, at which time any aggregate principal amount of loans outstanding becomes payable in full. The Credit Facility, when utilized, will accrue interest at 0.75 percent above the London Interbank Offer Rate (LIBOR). There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the Credit Facility. The Credit Facility contains various covenants, including, but not limited to, limitations of indebtedness, maintenance of fixed charge and leverage ratios, and restrictions on certain investments. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. None of these covenants negatively affect the Company’s liquidity or capital resources. The Company was in compliance with all covenants associated with the Credit Facility during the nine month period ended September 30, 2006. During the nine month period ended September 30, 2006, the Company had no borrowings under the Credit Facility.

Note 7. Long-term Debt

In February 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20 percent Senior Notes, Series A, and $15,000 of 7.27 percent Senior Notes, Series B (collectively, the Notes), in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company’s line of credit at that date. The Note Purchase Agreement, which was subsequently amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the Note Purchase Agreement limits the Company’s ability to merge or consolidate, and to sell certain assets. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $4,000 in February 2006. The remaining unpaid principal balance of the Notes at September 30, 2006 was $9,000, of which $4,000 is classified as current.

In June 2001, the Company entered into a $25,000 Term Loan Agreement (the Agreement) with a separate lending institution and borrowed the full amount in August 2001. The Company made its final payment of $1,389 in March 2006.

The Company was in compliance with all covenants associated with its long-term debt during the nine month periods ended September 30, 2006 and 2005.

In January 2006, LSV Employee Group purchased an eight percent interest in the partnership LSV. In order to finance a portion of the purchase price, LSV Employee Group obtained financing from LaSalle Bank National Association and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan is $82,800. The term loan may be divided into tranches that will bear interest at either (a) LIBOR plus 0.875 percent, or (b) at a base rate, defined as the greater of (i) the Federal Funds Rate plus 0.5 percent or (ii) the prime rate for LaSalle Bank National Association. LSV Employee Group may designate which rate of interest will be applied for each tranche. The principal amount and interest of the term loan are to be paid in quarterly installments. The total outstanding principal balance of the term loan must be paid in full by January 2011. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. As of September 30, 2006, the remaining unpaid principal balance of the term loan was $75,474, of which $10,000 is classified as current and presented in Current portion of long-term debt on the accompanying Consolidated Balance Sheets. The remaining $65,474 is presented in Long-term debt on the accompanying Consolidated Balance Sheets. LSV Employee Group made principal payments totaling $11,162 during 2006, which includes a payment of $3,836 made in October 2006. The Company entered in a Guaranty and Collateral Agreement with LSV Employee Group to assist in acquiring financing of the purchase price but currently has no obligation of payment relating to the term loan of LSV Employee Group (See Note 10).

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

The weighted average fair value of the Company’s stock options granted during 2006 and 2005 were $22.45 and 16.67, respectively, using the following assumptions:

	2006	2005
Expected term (in years)	7.80	7.00
Expected volatility	40.77%	43.12%
Expected dividend yield	0.50%	0.58%
Risk-free interest rate	4.93%	4.17%

The Company recognized $7,220 ($5,214, or $.05 basic and diluted earnings per share, net of deferred tax benefit of $2,006) and $15,302 ($10,347, or $.10 basic and diluted earnings per share, net of deferred tax benefit of $4,955) of stock-based compensation expense in its Consolidated Financial Statements in the three and nine month periods ended September 30, 2006, respectively. As of September 30, 2006, there was approximately $50,317 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2006	$7,123
2007	10,354
2008	10,010
2009	9,685
2010	8,050
2011	2,612
2012	2,438
2013	45

$50,317

During the three month period ended September 30, 2006, the Company accelerated the recognition of $3,078 in stock-based compensation expense due to a change in management’s estimate of when certain vesting targets will be achieved.

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

The following table presents the pro-forma effects on net income and earnings per common share for the three and nine month periods ended September 30, 2005 if the Company had recognized compensation expense relating to its employee stock options under the provision of SFAS 123:

	For the Three Month Period Ended September 30, 2005	For the Nine Month Period Ended September 30, 2005
Net Income:
As reported	$49,196	$137,089
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects	(4,814)	(14,245)

Pro forma	$44,382	$122,844

Basic earnings per common share
As reported	$.49	$1.36
Pro forma	$.44	$1.22

Diluted earnings per common share
As reported	$.48	$1.32
Pro forma	$.43	$1.19

The following table presents certain information relating to the Company’s stock option plans for the nine months ended September 30, 2006:

	Number of Shares	Weighted Avg. Price
Balance as of December 31, 2005	16,278,000	$29.92
Granted	47,000	48.48
Exercised	(2,042,000)	13.87
Expired or cancelled	(619,000)	35.90

Balance as of September 30, 2006	13,664,000	$32.11

Exercisable as of September 30, 2006	7,186,000	$31.58

Available for future grant as of September 30, 2006	4,667,000	—

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the first nine months of 2006 was $65,926. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $329,023 and $176,849, respectively. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2006 and the exercise price of the shares. The market value of the Company’s common stock as of September 29, 2006 was $56.19 as reported by the Nasdaq exchange.

The following table summarizes information relating to all options outstanding at September 30, 2006:

	Options Outstanding at September 30, 2006		Options Exercisable at September 30, 2006
Range of Exercise Prices (Per Share)	Number Of Shares	Weighted Average Exercise Price (Per Share)	Number Of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)
$3.25 - $15.69	1,905,000	$11.40	1,905,000	$11.40	2.6
$16.21 - $29.42	3,126,000	25.60	1,203,000	19.60	5.9
$29.56 - $38.25	2,407,000	29.92	30,000	36.52	8.0
$38.55 - $42.86	3,209,000	40.00	1,085,000	42.83	8.7
$43.09 - $54.06	3,017,000	45.31	2,963,000	45.26	7.7

	13,664,000	32.11	7,186,000	31.58	6.9

Note 9. Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,103,365. Through September 30, 2006, a total of 120,444,000 shares at an aggregate cost of $1,082,958 have been purchased and retired. The Company purchased 1,857,000 shares at a total cost of $81,581 during the nine months ended September 30, 2006.

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

The Company reorganized its business segments in 2006 to better align new and existing solutions and corresponding processes and also began a process to consolidate certain business activities into new, globally-managed segments when deemed appropriate. The following changes were made to the business segments: the global institutional business within the Investments in New Businesses segment is included in the Enterprises segment, the franchise offering within the Investment Advisors segment is included in the Investments in New Businesses segment, and the registered mutual fund processing business within the Private Banking and Trust segment is now included in the Money Managers segment. For comparability, the prior period’s results have been reclassified to reflect the realignment of the business segments.

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2006 and 2005. Management evaluates Company assets on a consolidated basis.

The following tables highlight certain financial information about each of the Company’s business segments for the three months ended September 30, 2006 and 2005.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended September 30, 2006
Revenues	$73,225	$55,117	$42,115	$29,802	$22,747	$75,078	$298,084
Expenses (1)	45,352	27,535	27,210	22,131	32,278	45,990	200,496

Operating profit (loss)	$27,873	$27,582	$14,905	$7,671	$(9,531)	$29,088	$97,588

Profit margin	38%	50%	35%	26%	(42)%	39%	33%

(1)	The Investments in New Businesses segment includes $1,096 of minority interest of other shareholders relating to a joint venture. LSV includes $39,653 of minority interest of the other partners of LSV.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended September 30, 2005
Revenues	$63,898	$52,525	$33,563	$26,602	$17,071	$—	$193,659
Expenses	40,773	22,229	22,902	22,672	23,571	—	132,147

Operating profit (loss)	$23,125	$30,296	$10,661	$3,930	$(6,500)	$—	$61,512

Profit margin	36%	58%	32%	15%	(38)%	—	32%

A reconciliation of the total reported for the business segments to income before income taxes in the Consolidated Statements of Operations for the quarters ended September 30, 2006 and 2005 is as follows:

	2006	2005
Total operating profit from segments above	$97,588	$61,512

General and administrative expenses	(9,772)	(8,212)
Net loss from investments	(2,226)	(130)
Equity in earnings of unconsolidated affiliate	—	20,956
Interest income	3,397	1,979
Interest expense	(1,475)	(369)
Other income	—	941
LSV Employee Group (2)	1,212	—

Income before taxes	$88,724	$76,677

(2)	Includes $18 in General and administrative expenses, $35 in interest income and $1,229 in Interest expense from the consolidation of the accounts of LSV Employee Group. The total of these items, a net expense of $1,212, is included in Minority interest since the Company does not have any ownership interest in LSV Employee Group.

The following tables provide additional information for the three months ended September 30, 2006 and 2005 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2006	2005	2006	2005
Private Banking and Trust	$11,890	$10,522	$2,989	$2,488
Investment Advisors	4,945	4,097	742	640
Enterprises	2,358	2,123	302	318
Money Managers	1,521	1,384	481	498
Investments in New Businesses	1,984	1,693	598	386
LSV	42	—	187	—
General and Administrative	1,419	1,175	214	362

	$24,159	$20,994	$5,513	$4,692

The following tables highlight certain financial information about each of the Company’s business segments for the nine months ended September 30, 2006 and 2005.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	LSV	Total
	For the Nine Month Period Ended September 30, 2006
Revenues	$212,388	$165,646	$119,166	$86,138	$66,134	$210,763	$860,235
Expenses (3)	136,197	82,745	77,814	67,158	85,312	129,768	578,994

Operating profit (loss)	$76,191	$82,901	$41,352	$18,980	$(19,178)	$80,995	$281,241
Profit margin	36%	50%	35%	22%	(29)%	38%	33%

(3)	The Investments in New Businesses segment includes $4,045 of minority interest of other shareholders relating to a joint venture. LSV includes $110,519 of minority interest of the other partners of LSV.

	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	LSV	Total
	For the Nine Month Period Ended September 30, 2005
Revenues	$199,686	$149,741	$95,055	$76,116	$48,822	$—	$569,420
Expenses	125,672	65,010	64,561	63,394	70,124	—	388,761

Operating profit (loss)	$74,014	$84,731	$30,494	$12,722	$(21,302)	$—	$180,659
Profit margin	37%	57%	32%	17%	(44)%	—	32%

A reconciliation of the total reported for the business segments to income before income taxes in the Consolidated Statements of Operations for the nine month periods ended September 30, 2006 and 2005 is as follows:

	2006	2005
Total operating profit from segments above	$281,241	$180,659

General and administrative expenses	(28,621)	(25,331)
Net (loss) gain from investments	(1,866)	219
Equity in earnings of unconsolidated affiliate	—	53,818
Interest income	9,149	5,739
Interest expense	(4,078)	(1,171)
Other income	1,588	941
LSV Employee Group (4)	3,289	—

Income before taxes	$260,702	$214,874

(4)	Includes $44 in General and administrative expenses, $42 in Interest income, and $3,287 in Interest expense from the consolidation of the accounts of LSV Employee Group. The total of these items, a net expense of $3,289, is included in Minority interest since the Company does not have any ownership interest in LSV Employee Group.

The following tables provide additional information for the nine month periods ended September 30, 2006 and 2005 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2006	2005	2006	2005
Private Banking and Trust	$37,223	$31,077	$8,607	$6,998
Investment Advisors	15,226	12,728	2,257	1,789
Enterprises	7,611	6,046	931	886
Money Managers	4,676	4,121	1,453	1,381
Investments in New Businesses	7,213	4,997	1,898	1,166
LSV	65	—	572	—
General and Administrative	4,370	3,655	714	1,108

	$76,384	$62,624	$16,432	$13,328

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at September 30, 2006 and 2005, the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund investment processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund investment processing and investment management fees are earned as a percentage of average assets under management or administration. As of September 30, 2006, through our subsidiaries in which we have a significant interest, we administer $344.9 billion in mutual fund and pooled assets, manage $168.9 billion in assets, and operate from more than 20 offices in over a dozen countries.

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

Investments in New Businesses - provides investment management programs to investment advisors and banks located outside the United States and investment processing solutions to banks and trust institutions in the United Kingdom and Continental Europe. This segment also includes our investment management programs offered to affluent families residing in the United States both directly and through a network of independent advisors; and

LSV Asset Management - is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

Change in Critical Accounting Policy

Stock-Based Compensation

We adopted the provisions of SFAS 123(R) during the first quarter of 2006 to account for stock-based compensation. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as various other assumptions. These assumptions include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We currently base our expectations for these assumptions from historical data. These expectations are subject to change in future periods. The impact of changes in these expectations would be exclusive to future grants only.

Our stock options do not vest ratably over a number of years but rather vest upon the attainment of certain diluted earnings per share targets established at the date of grant. The achievement of these predetermined diluted earnings per share targets may also affect the amount of options that could vest. The amount of stock-based compensation expense is based upon our estimates of when we believe the diluted earnings per share targets may be achieved. This has the effect of recognizing more stock-based compensation expense in earlier periods. If the diluted earnings per share targets are not achieved, our stock options are scheduled to vest in their entirety after seven years from the grant date. If our estimate of the attainment of the diluted earnings per share targets proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated or spread out over a longer period. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect our net income and net income per share. During the three month period ended September 30, 2006, we accelerated the recognition of $3.1 million in stock-based compensation expense due to a change in management’s estimate of when certain vesting targets will be achieved. In the first nine months of 2006, we recognized approximately $15.3 million in stock-based compensation expense. Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2006	$7,123
2007	10,354
2008	10,010
2009	9,685
2010	8,050
2011	2,612
2012 and thereafter	2,483

$50,317

Financial Results

Revenues, Expenses and Income from Operations by business segment for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Percent Change	2006	2005	Percent Change
Revenues:

Private Banking and Trust	$73,225	$63,898	15%	$212,388	$199,686	6%
Investment Advisors	55,117	52,525	5%	165,646	149,741	11%
Enterprises	42,115	33,563	25%	119,166	95,055	25%
Money Managers	29,802	26,602	12%	86,138	76,116	13%
Investments in New Businesses	22,747	17,071	33%	66,134	48,822	35%
LSV	75,078	—	100%	210,763	—	100%

Total revenues	$298,084	$193,659	54%	$860,235	$569,420	51%

Expenses:

Private Banking and Trust	45,352	40,773	11%	136,197	125,672	8%
Investment Advisors	27,535	22,229	24%	82,745	65,010	27%
Enterprises	27,210	22,902	19%	77,814	64,561	21%
Money Managers	22,131	22,672	(2)%	67,158	63,394	6%
Investments in New Businesses	32,278	23,571	37%	85,312	70,124	22%
LSV	45,990	—	100%	129,768	—	100%

Total expenses	$200,496	$132,147	52%	$578,994	$388,761	49%

Income from business segments:

Private Banking and Trust	27,873	23,125	21%	76,191	74,014	3%
Investment Advisors	27,582	30,296	(9)%	82,901	84,731	(2)%
Enterprises	14,905	10,661	40%	41,352	30,494	36%
Money Managers	7,671	3,930	95%	18,980	12,722	49%
Investments in New Businesses	(9,531)	(6,500)	47%	(19,178)	(21,302)	(10)%
LSV	29,088	—	100%	80,995	—	100%

Total income from business segments	$97,588	$61,512	59%	$281,241	$180,659	56%

General and administrative expenses	(9,772)	(8,212)	19%	(28,621)	(25,331)	13%
Minority interest reflected in segments (1) (2)	40,749	—	100%	114,564	—	100%

Income from operations	$128,565	$53,300	141%	$367,184	$155,328	136%

(1)	For the three month period ended September 30, 2006, includes $39,653 of minority interest of the other partners of LSV and $1,096 of minority interest of other shareholders relating to a joint venture. Does not include $1,212 of minority interest of LSV Employee Group.
(2)	For the nine month period ended September 30, 2006, includes $110,519 of minority interest of the other partners of LSV and $4,045 of minority interest of other shareholders relating to a joint venture. Does not include $3,289 of minority interest of LSV Employee Group.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances (In millions)	As of September 30,		Percent Change
	2006	2005
Assets invested in equity and fixed-income programs	$141,502	$113,421	25%
Assets invested in collective trust fund programs	14,044	13,864	1%
Assets invested in liquidity funds	13,390	11,253	19%

Assets under management	168,936	138,538	22%

Client proprietary assets under administration	176,001	185,852	(5)%

Assets under management and administration	$344,937	$324,390	6%

Assets under management are total assets of our clients or their customers invested in our equity and fixed-income investment programs, collective trust fund programs, and liquidity funds for which we provide asset management services. Assets under management and administration are total assets of our clients or their customers for which we provide administrative services, including client proprietary fund balances for which we provide administration and/or distribution services. Assets invested in equity and fixed-income programs as of September 30, 2006 and 2005 include assets managed by LSV.

Consolidated Summary

Consolidated revenues increased $104.4 million, or 54 percent, to $298.1 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. For the nine month period ended, revenues increased $290.8 million, or 51 percent, to $860.2 million compared to the prior year period. Net income increased $11.4 million, or 23 percent, to $60.5 million for the three month period and $36.3 million, or 26 percent, to $173.4 million for the nine month period. Diluted earnings per share for the three month period were $.60 per share as compared to $.48 per share a year ago, an increase of 25 percent. In the nine month period, diluted earnings per share increased to $1.71 per share as compared to $1.32 per share a year ago, an increase of 30 percent. Revenues increased significantly primarily as a result of consolidating the accounts of LSV into our financial statements beginning in 2006 as a result of the Guaranty and Collateral Agreement previously described. This had the effect of increasing revenues and expenses in 2006 for the results of LSV. Prior to 2006, our proportionate share in the net earnings of LSV was shown in a single line, Equity in the earnings of unconsolidated affiliate, which was classified as other income. In our opinion, the following items had a significant impact on our financial results for the three and nine month periods:

•	Our growth in revenues was primarily the result of consolidating the accounts of LSV in 2006. Revenues in the three and nine month periods ended September 30, 2006 include $75.1 million and $210.8 million, respectively, from LSV whereas revenues in the prior year periods did not include the revenues of LSV.

•	The net operating results of LSV contributed significantly to the increase in our income before income taxes in the three and nine month periods. Our proportionate share in the earnings of LSV was $29.1 million and $81.0 million for the three and nine month periods ended September 30, 2006, respectively, compared to $21.0 million and $53.8 for the comparable periods of 2005, an increase of $8.1 million, or 39 percent, for the three month period and $27.2 million, or 51 percent for the nine month period. The increases in both periods were due to increased assets from new and existing clients, as well as improved capital markets.

•	Revenue improvement in our Investment Advisors segment resulted from higher asset-based fees due to capital market appreciation in 2005 and 2006. Favorable capital market conditions increased the value of assets we manage for our existing clients, resulting in an increase in our base revenues. Capital market appreciation also contributed to the increase in revenues in the Enterprises and Investments in New Businesses segments.

•	New sales in our Private Banking and Trust, Enterprises, Money Managers and Investments in New Businesses segments also contributed to our revenue growth. We believe these sales of new business were due to the strengthening market acceptance of our new and existing strategies and solutions.

•	In the first quarter of 2006, we adopted the provisions of SFAS 123(R) to account for stock-based compensation. We elected the modified-prospective method, under which prior periods are not revised. In accordance with SFAS 123(R), we recognized $7.1 million and $15.3 million in stock-based compensation expense in the three and nine months ended September 30, 2006, respectively. Stock-based compensation expense in the three month period included $3.1 million related to options granted that will hit the relevant vesting target earlier than originally assumed. We expect this increased level of stock-based compensation expense to continue in the fourth quarter of 2006.

•	Substantial expenditures for the development of our Global Wealth Platform have continued as we progress through the development phase of this platform. The majority of these costs are eligible for capitalization; however, a portion is not eligible and is expensed as incurred. We capitalized $53.9 million in the nine months ended September 30, 2006 compared to $49.9 million in the comparable period of 2005 in software development costs for this platform. We expect to incur significant development costs throughout the remainder of 2006 and 2007.

•	Increased spending for sales and marketing and operational infrastructure related to the delivery and support of new company strategies and solutions and to servicing new clients negatively impacted consolidated operating margins. A substantial portion of these costs relate to personnel and third-party service providers.

•	In the first nine months of 2006, we determined that the front-end component of the SEI Advisor Desktop did not meet the expected functionality requirements and would require additional investment. $3.4 million of software development costs was written-off and is reflected in the Investment Advisors segment. Additionally, $2.3 million in previously capitalized software development costs for the Global Wealth Platform was written-off and affected all of our business segments except LSV.

•	We continued our stock repurchase program during 2006 and purchased 249,500 shares at an average price of approximately $53 per share in the third quarter and 1,857,000 shares at an average price of approximately $44 per share in the nine month period. This caused our diluted earnings per common share to grow at a faster rate than our earnings.

•	As a result of the change in presentation of LSV, for comparability purposes, if we had consolidated the accounts of LSV beginning in 2005, revenues on a pro-forma basis would have been $248.8 million and $711.1 million for the three and nine month periods ended September 30, 2005, respectively. This represents an increase in revenues of $49.3 million, or 20 percent, in the three month period and $149.1 million, or 21 percent, in the nine month period ended September 30, 2006. LSV revenues were $55.1 million in the third quarter of 2005 and $141.7 million in the nine month period ended September 30, 2005. Since our percentage ownership in LSV did not change in 2006 compared to 2005, there was no effect on net income as a result of the change in presentation of LSV.

Business Segments

Private Banking and Trust

Revenues increased $9.3 million, or 15 percent, in the three month period and $12.7 million, or six percent, in the nine month period ended September 30, 2006 compared to the prior year corresponding period and were primarily affected by:

•	An increase in revenues in our BSP solution due to new clients;

•	The implementation of a new large bank client;

•	The conversion of an existing large bank client from our ASP solution to our BSP solution;

•	A non-recurring fee of $4.7 million received by us from the buyout of an existing contract in the third quarter of 2006;

•	Cross-sales of other services to existing clients; partially offset by

•	The loss of a large bank client in early 2005.

Operating margins increased to 38 percent, compared to 36 percent in the three month period and decreased to 36 percent, compared to 37 percent in the nine month period. Operating income increased by $4.7 million, or 21 percent, in the three month period and $2.2 million, or three percent, in the nine month period and was primarily affected by:

•	Increased non-capitalized technology spending and the write-off of previously capitalized software development costs related to the Global Wealth Platform in 2006;

•	The recognition of stock-based compensation expense; and

•	Increased personnel and other operational and technology costs necessary to deliver business outsourcing solutions; partially offset by

•	An increase in revenues, which includes the non-recurring buyout fee mentioned above; and

•	A decrease in project-related costs for the implementation of new clients.

Investment Advisors

Revenues increased $2.6 million, or five percent, in the three month period and $15.9 million, or 11 percent, in the nine month period ended September 30, 2006 and were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by improved capital market conditions during 2005 and 2006; and

•	An increase in the average basis points earned on assets during the first half of 2006.

Operating margins decreased to 50 percent, as compared to 57 percent in both the three and nine month periods. Operating income decreased by $2.7 million, or nine percent, in the three month period and decreased by $1.8 million, or two percent, in the nine month period and was primarily affected by:

•	The write-off of the front-end component of the SEI Advisor Desktop for $3.4 million during the second quarter of 2006;

•	Increased non-capitalized technology spending and the write-off of previously capitalized software development costs related to the Global Wealth Platform in 2006;

•	Increased personnel, promotion and technology costs related to our operating infrastructure, including investment management operations;

•	The recognition of stock-based compensation expense; partially offset by

•	An increase in revenues.

Enterprises

Revenues increased $8.6 million, or 25 percent, in the three month period and $24.1 million, or 25 percent, in the nine month period ended September 30, 2006 and were primarily affected by:

•	Asset funding from new sales of our retirement solutions; and

•	Increased assets under management from existing clients caused by improved capital market conditions during 2005 and 2006.

Operating margins increased to 35 percent, as compared to 32 percent in both the three and nine month periods. Operating income increased $4.2 million, or 40 percent, in the three month period and $10.9 million, or 36 percent, in the nine month period and was primarily affected by:

•	An increase in revenues; less

•	Increased direct expenses associated with the increase in revenues;

•	Increased personnel costs for our global institutional business and investment management operations; and

•	The recognition of stock-based compensation expense.

Money Managers

Revenues increased $3.2 million, or 12 percent, in the three month period and $10.0 million, or 13 percent, in the nine month period ended September 30, 2006 and were primarily affected by:

•	Asset funding from existing clients of hedge fund, separate account and total operational outsourcing solutions;

•	Cash flows from new clients; and

•	Sales of additional products to our existing clients; partially offset by

•	Client losses, primarily fund administration clients.

Operating margins increased to 26 percent, as compared to 15 percent in the three month period and to 22 percent, as compared to 17 percent in the nine month period. Operating income increased $3.7 million, or 95 percent, in the three month period, and $6.3 million, or 49 percent in the nine month period, and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased investment spending in connection with the build out of our separately managed account and alternative investments operations during the first half of 2006; and

•	The recognition of stock-based compensation expense.

Investments in New Businesses

Revenues increased $5.7 million, or 33 percent, in the three month period and $17.3 million, or 35 percent, in the nine month period ended September 30, 2006 and were primarily affected by:

•	Asset funding from new and existing global investment management clients;

•	Increased assets under management from existing global investment management clients caused by improved capital market conditions during 2005 and 2006; partially offset by

•	The loss of a large distributor client in Continental Europe in the second quarter of 2005.

Losses from operations increased by $3.0 million, or 47 percent, in the three month period and were primarily affected by:

•	Increased personnel and other operational costs necessary to deliver business outsourcing solutions; and

•	The recognition of stock-based compensation expense; partially offset by

•	An increase in revenues.

Losses from operations decreased by $2.1 million, or ten percent, in the nine month period and were primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with higher levels of assets from new and existing global investment management clients, net of a reduction in direct cost associated with the loss of the large distributor client mentioned above;

•	Increased non-capitalized technology spending related to the Global Wealth Platform;

•	Increased personnel and other operational costs necessary to deliver business outsourcing solutions; and

•	The recognition of stock-based compensation expense.

LSV

Total revenues were $75.1 million, compared to $55.1 million in the prior year three month period, an increase of 36 percent. In the nine month period, revenues were $210.8 million, compared to $141.7 million, an increase of 49 percent. The increase in revenues was primarily due to increased assets under management from new sales and capital market appreciation. Our earnings from LSV were $29.1 million, compared to $21.0 million in the three month period, an increase of 39 percent. In the nine month period, our earnings were $81.0 million, compared to $53.8 million, an increase of 50 percent.

Other

General and administrative expenses

General and administrative expenses primarily consist of corporate overhead costs and other costs not directly attributable to a reportable business segment and were $9.8 million and $28.6 million for the three and nine months ended September 30, 2006, respectively, compared to $8.2 million and $25.3 million for the same periods a year ago. The increase in these expenses in the nine month period was primarily due to the recognition of stock-based compensation expense, general overhead costs and resources and associated expenses for our corporate compliance program and adherence to regulations of the Sarbanes-Oxley Act of 2002.

Other Income

Other income on the accompanying Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Equity in the earnings of unconsolidated affiliate	$—	$20,956	$—	$53,818
Net (loss) gain from investments	(2,226)	(130)	(1,866)	219
Interest income	3,397	1,979	9,149	5,739
Interest expense	(1,475)	(369)	(4,078)	(1,171)
Minority interest	(39,537)	—	(111,275)	—
Other	—	941	1,588	941

Total other (expense) income, net	$(39,841)	$23,377	$(106,482)	$59,546

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

Minority interest includes the amount owned by other shareholders of entities in which we have a significant or controlling interest. The accounts of these entities are included in our consolidated financial statements. Minority interest on the accompanying Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
LSV Asset Management	$(39,653)	$—	$(110,519)	$—
LSV Employee Group	1,212	—	3,289	—
Other entities	(1,096)	—	(4,045)	—

Total minority interest	$(39,537)	$—	$(111,275)	$—

Net (loss) gain from investments consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Realized gain from sales of marketable securities	$—	$249	$1,901	$512
Decrease in fair value of derivative financial instruments	(414)	(379)	(496)	(293)
Other-than-temporary declines in market value	(1,979)	—	(1,979)	—
Other realized gains (losses)	167	—	(1,292)	—

Net (loss) gain on investments	$(2,226)	$(130)	$(1,866)	$219

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

Other-than-temporary declines in market value includes an impairment charge of approximately $2.0 million related to an investment in a Company-sponsored mutual fund.

Other realized losses in 2006 includes the write-down of approximately $1.5 million of an equity investment in a private company carried at cost.

Interest income is earned based upon the amount of cash that is invested daily. Fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period and/or changes in interest rates. The increase in interest income in the nine month period of 2006 was primarily due to an increase in interest rates and investments of cash into higher-yielding investment vehicles. Interest income for the nine month period of 2006 includes approximately $977 thousand of interest earned by LSV from their average outstanding cash balance.

Interest expense is directly attributable to our long-term debt and other borrowings. Interest expense for our borrowings was approximately $791 thousand for the nine months ended September 30, 2006 and decreased over the comparable period mainly due to the lower principal balances of our debt outstanding. Interest expense for the nine months of 2006 includes approximately $3.3 million in interest costs associated with the borrowings of LSV Employee Group which was eliminated through Minority interest and, therefore, had no impact on our net income.

Income Taxes

Our effective tax rates were 31.8 percent and 35.8 percent for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, our effective tax rates were 33.5 percent and 36.2 percent, respectively. Our effective tax rate is affected by certain discrete items. The impact of discrete items must be recognized in the period in which the changes occur. Discrete items include changes in measurement on certain tax positions, legislative changes and adjustments to prior-year estimated tax liabilities to reflect actual amounts on the Company’s 2005 income tax returns. The discrete items which favorably affected the tax rate for the three months ended September 30, 2006 were the recent Pennsylvania legislation which increased the annual limitation on the use of net operating loss carryforwards from $2.0 million per year to $3.0 million and the removal of certain reserves for tax uncertainty because the statute of limitations has expired. We expect our tax rate in the fourth quarter of 2006 to generally return to the level effective during 2005.

Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$251,900	$142,955
Net cash used in investing activities	(88,756)	(73,695)
Net cash used in financing activities	(61,991)	(152,517)

Net increase (decrease) in cash and cash equivalents	101,153	(83,257)

Cash and cash equivalents, beginning of period	130,128	216,966

Cash and cash equivalents, end of period	$231,281	$133,709

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. We currently have a Credit Facility that provides for borrowings of up to $200.0 million. The availability of the Credit Facility is subject to the compliance with certain covenants set forth in the agreement. At September 30, 2006, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $231.3 million and the full amount available through the Credit Facility of $200.0 million.

Beginning in 2006, we are now required under accounting rules to consolidate the accounts of LSV and LSV Employee Group which had a significant impact on the presentation of our cash flows. This increased our cash balance by $64.4 million at September 30, 2006. We recognized $16.9 million in cash flow from operations as a distribution in 2006 that related to our proportionate share of the earnings of LSV in the prior year. Additionally, $111.3 million of Minority interest primarily relates to the other partners in LSV, of which $57.7 million has been distributed. The net amount, $53.6 million, significantly boosted our cash flow from operations. These two items increased cash flow from operations $70.5 million in 2006.

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

Net cash used in investing activities primarily includes the capitalization of costs incurred in developing computer software, purchases and sales of marketable securities, and capital expenditures. We continued to make substantial investments in the development of our new Global Wealth Platform. We are currently in the application development stage of the project and a substantial portion of our expenditures are for development, rather than research and design, and are eligible for capitalization under accounting rules. Capitalized software development costs were $53.9 million in 2006 as compared to $49.9 million in 2005. The increase in capitalized software development costs was primarily due to a higher level of spending. We expect this level of spending to continue through the remainder of 2006 and 2007.

In 2006, we had $17.2 million in net purchases of marketable securities versus $11.3 million in net purchases in 2005. Purchases of marketable securities in 2006 were mainly comprised of investments for the testing and subsequent start-up of new global investment products. Purchases in 2005 were mainly comprised of additional investments made into a company-sponsored mutual fund for regulatory compliance purposes. Capital expenditures in 2006 and 2005 primarily include computer systems and equipment to support our ongoing operations. We began construction of an additional building and parking facility at our corporate headquarters during the third quarter of 2005. The expansion is estimated to cost at least $24.0 million and is expected to be completed in 2007. Through September 30, 2006, we have spent approximately $9.0 million related to the expansion project, of which $6.3 million was spent in the first nine months of 2006.

Net cash used in financing activities primarily includes principal payments of our debt, the repurchase of our common stock and dividend payments. Principal payments on our long-term debt were $12.7 million in 2006 and $8.2 million in 2005. We made our final payment on the term loan in the first quarter of 2006. We still owe $9.0 million on our Senior Notes, of which $4.0 million is due in February 2007. Our long-term debt is subject to various covenants contained in each lending agreement. Currently, these covenants do not negatively affect our liquidity.

Our Board of Directors has authorized the repurchase of up to $1.1 billion worth of our common stock. Through October 31, 2006, we repurchased approximately 120.6 million shares of our common stock at a cost of just under $1.1 billion and had $13.0 million of authorization remaining for the purchase of our common stock under this program. We spent approximately $81.6 million during the first nine months of 2006 and $129.0 million during the first nine months of 2005 for the repurchase of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Cash dividends paid were $22.7 million or $.23 per share in the first nine months of 2006 and $21.3 million or $.21 per share in the first nine months of 2005. Our Board of Directors intends to declare future dividends on a semi-annual basis.

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

As a result of the guaranty provided to LSV Employee Group, we must reflect the total remaining amount of debt outstanding under the terms of the Credit Agreement until the balance is paid in full. As of September 30, 2006, the total remaining unpaid principal balance owed by LSV Employee Group was $75.5 million, of which the current portion is $10.0 million which is reflected in Current portion of long-term debt and the remaining $65.5 million is reflected in Long-term Debt on the accompanying Consolidated Balance Sheets.

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

The Company and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with the Securities and Exchange Commission (SEC) as an investment adviser, a broker-dealer, a transfer agent, an investment company or with the United States Office of Thrift Supervision or state banking authorities as a trust company. Our broker-dealer is also a member of the National Association of Securities Dealers and is subject to its rules and oversight. In addition, various subsidiaries of the Company are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom and the Republic of Ireland. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment companies and their service providers could have a significant impact on us. We have responded and are currently responding to various regulatory examinations, inquiries and requests. As a result of these examinations, inquiries and requests, we review our compliance procedures and business operations and make changes as we deem necessary. These activities resulted in an increased level of general and administrative costs. One of these regulatory requests and inquiries relate to the payment by certain of our subsidiaries of expenses related to the marketing and distribution of shares of certain mutual fund clients of our fund administration and distribution business. A similar inquiry recently resulted in an SEC order sanctioning one of our mutual fund administrator competitors. Given the fact-specific nature of the practices relating to the marketing and distribution of fund shares, we cannot infer from the competitor’s order involving the competitor’s practices what the ultimate resolution of this SEC inquiry into the Company’s practices will be.

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

Price Risk - We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that our funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. To provide protection against potential fair value changes for these investments, we have entered into various derivative financial instruments. As of September 30, 2006, we held derivative financial instruments with a notional amount of $9.9 million. Changes in the fair value of the derivative financial instruments are recognized in current period earnings, whereas, the change in the fair value of the investment is recorded on the balance sheets in other comprehensive income. Therefore, changes in the fair value of the derivative financial instrument and changes in the fair value of the investment are not recognized through earnings in the same period. Additionally, LSV Employee Group entered into interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $55.5 million and expected maturity dates of March 2009 and January 2011. We did not enter into or hold any derivative financial instruments for trading purposes during 2006 or 2005.

Income before income taxes include losses of $496 thousand and $293 thousand in the nine month periods of 2006 and 2005, respectively, relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of our investments would be:

Investment	Hypothetical Change In Value
(in thousands)
Mutual Funds	$6,215
Other financial instruments	950

$7,165

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10-K for 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e)	Our Board of Directors has authorized the repurchase of up to $1.1 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended September 30, 2006 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – 31, 2006	—	—	—	$33,579,000
August 1 – 31, 2006	58,500	50.33	58,500	30,635,000
September 1 – 30, 2006	191,000	53.55	191,000	20,407,000

Total	249,500	52.79	249,500

Item 6. Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.
31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	November 6, 2006	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer