Form 10-K
period 2006-12-31
SEI INVESTMENTS CO
filed 2007-02-23
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

(Cover page 1 of 2 pages)

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $3.1 billion based on the closing price of $48.88 as reported by NASDAQ on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the common stock of the registrant.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on January 31, 2007:

Common Stock, $.01 par value	99,047,805

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

1.	The definitive proxy statement relating to the registrant’s 2007 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

(Cover page 2 of 2 pages)

SEI Investments Company

Fiscal Year Ended December 31, 2006

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

Overview

SEI (NASDAQ:SEIC) is a leading global provider of asset management services, investment processing and investment operations solutions. The company’s innovative outsourcing solutions help corporations, financial institutions, financial advisors and affluent families create and manage wealth. As of December 31, 2006, through our subsidiaries and partnerships in which we have a significant interest, we administer $366.6 billion in mutual fund and pooled assets, manage $181.5 billion in assets, and operate from more than 20 offices in over a dozen countries.

Most of our products and services are known as wealth management business solutions, and include:

•	Investment processing and investment operations outsourcing solutions for U.S. banks, trust companies, investment managers, and European private banks;

•	Investment management programs to affluent investors, families, retirement plan sponsors and not-for-profit organizations; and

•

Fund processing solutions to U.S. banks, investment management firms and investment companies that sponsor and distribute mutual funds and other U.S. regulated investments. We also offer these solutions to investment managers worldwide that sponsor and distribute alternative investments.

General Development of the Business

For over 35 years, SEI has been a leading provider of wealth management business solutions for the financial services industry.

We began doing business in 1968 by providing computer-based training simulations to train bank loan officers in credit lending practices.

1970’s

We developed an investment accounting system for bank trust departments in 1972, and became a leading provider of investment processing outsourcing services to banks and trust institutions.

1980’s

SEI became a public company in 1981. We entered the asset management business in 1982 and launched a series of money market mutual funds for our bank clients. Later in the decade, we expanded our services to bank clients by offering mutual fund accounting services, and investment operations outsourcing services.

1990’s

We introduced our “Manager of Managers” investment process, and offered these programs to investment advisors who manage wealth for their high-net-worth clients. We entered the institutional investor market and began offering asset management programs to retirement plan sponsors and institutional investors in selected global markets, including the United States, Canada, Europe, South Africa and East Asia.

2000’s

We developed broader, more strategic solutions for our clients and markets, including a complete life and wealth platform for operating an investment advisory business, a total operational outsourcing solution for investment managers, a fully-integrated pension management system for retirement plan sponsors and a complete life and wealth solution for affluent families.

Strategy

We seek to achieve growth in earnings and shareholder value by strengthening our position as a provider of wealth management business solutions. Business strategies to achieve this objective include:

•

Help corporations manage retirement plans. Under-funded pension plans threaten the financial health of many corporations. We help retirement plan sponsors to evaluate the impact of their pension plans on the financial health of their organizations. We deliver customized asset management solutions that integrate pension decisions and corporate finance needs, enabling plan sponsors to make better decisions about their plans and to manage their pension assets more effectively.

•

Create broader solutions for wealth service firms. Global banks, investment managers and financial advisors demand greater efficiencies in their operations, seek expanded capabilities to manage their businesses, strive for a better view of their clients, and require new products to meet the evolving needs of their markets. We are developing next generation business solutions integrating technology, operating processes, and financial products designed to help these institutions better serve their clients and provide opportunities to improve their business success.

•

Help “baby boomers” manage their life and wealth goals. We are enhancing our solutions to enable our wealth service firm clients to better serve members of the post-World War II “baby boom” generation now approaching retirement. Baby boomers demand a holistic wealth management experience that focuses on their life goals and provides them with an integrated array of financial services. We help these investors identify their goals and offer comprehensive life and wealth advisory services including life planning, investments and other financial services.

•

Expand into global markets. Global markets are large and present significant opportunities for growth. We are intelligently evolving U.S. business models for the global wealth management marketplace, focusing on the needs of institutional investors, private banks, investment advisors and affluent individual investors.

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

•

Leverage investments across the business. We design and implement product solutions and business process capabilities to serve the needs of multiple markets. This philosophy facilitates the design of comprehensive solutions while minimizing duplicative research and development efforts. These solutions can often be developed into single operating platforms that can be used by the entire company, potentially offering operating efficiencies that can benefit corporate profitability.

•

Create value for shareholders. The objective of achieving long-term sustainable growth in revenues and earnings strongly influences the management of the business. This philosophy guides corporate management practices, strategic planning activities, and employee compensation practices.

Products and Services

Investment Processing

We offer investment processing services to U.S. banks, trust companies, investment managers, and private banks in the United Kingdom and Continental Europe. Investment processing services are an integral component of our wealth management business solutions offered to banks and investment advisors. Our proprietary software system, TRUST 3000®, supports our U.S. investment processing business by serving as the system of record for trust institutions. TRUST 3000® is a complete trust accounting and investment system that provides straight-through-business processing for investment transactions for multiple types of investment accounts, including personal trust, corporate trust, institutional trust, and non-trust investment accounts.

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

Revenues from investment processing services are earned as monthly fees from contracted services including software licenses, information processing, and investment operations. Revenues are primarily earned based upon the number of trust accounts being serviced. Revenues may also be earned based upon project-oriented contractual agreements related to client implementations. These revenues are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations, except for fees earned associated with trade execution services.

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

Focused on investors’ objectives, the investment process is based on five principles: asset allocation, portfolio structure, tax management, multiple specialist managers, and continuous portfolio management. The investment management programs allow access to some of the best style-specific money managers who are normally not available to individual investors. This innovative approach, called Manager-of-Managers, is designed to promote adherence to our disciplined investment principles in that each manager’s performance is tracked and scrutinized. The potential benefit of this method is improved performance with reduced volatility, because it eliminates the task of attempting to predict which style of investing will be in favor at any particular time. We maintain the asset class exposure within the specifically defined boundaries of our client’s asset allocation plan by incorporating a formal rebalancing program in the asset management process.

As of December 31, 2006, we managed $116.5 billion in total assets, net of assets managed by LSV Asset Management (LSV), including $89.5 billion invested in our fixed-income and equity funds or through separately managed account programs, $13.5 billion invested in our liquidity funds and $13.5 billion invested in our collective trust fund programs.

Revenues from investment management programs are primarily earned based upon a contractual percentage of net assets under management. These revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.

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

We also offer operational outsourcing solutions for the administration and management of separately managed account programs as well as total operational outsourcing solutions for investment management firms.

As of December 31, 2006, we administered $185.1 billion in non-SEI mutual funds and other pooled assets.

Revenues from fund processing are primarily earned based upon a contractual percentage of net assets under administration. These revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.

Business Segments

Business segments are generally organized around our target markets. Financial information about each business segment is contained in Note 12 to the Consolidated Financial Statements. Our business segments are:

Private Banking and Trust – provides investment processing and investment management programs to banks and other trust institutions located in the United States and Canada;

Investment Advisors – provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners, and other investment professionals in the United States;

Enterprises – provides investment management programs and administrative outsourcing solutions for retirement plan sponsors and not-for-profit organizations globally;

Money Managers – provides fund investment processing and institutional and separate account operational outsourcing solutions to banks, investment managers and mutual fund companies located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds;

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

The percentage of consolidated revenues generated by each business segment for the last three years was:

	2006	2005	2004
Private Banking and Trust	24%	37%	42%
Investment Advisors	19%	27%	26%
Enterprises	14%	11%	10%
Money Managers	10%	11%	11%
Investments in New Businesses	8%	14%	11%
LSV (1)	25%	—	—

	100%	100%	100%
(1)	Beginning in 2006, we consolidated the accounts of LSV into our financial statements. See Note 2 to the Consolidated Financial Statements.

Private Banking and Trust

The Private Banking and Trust segment offers investment processing services and investment management programs to banks and trust institutions in the United States and Canada. We believe our investment processing services help banks and trust institutions reduce risk, improve quality, and gain operational efficiency to devote more of their resources on servicing their clients.

We offer investment processing solutions through two primary business models: an application services provider (ASP) model and a business services provider (BSP) model. In both models, we own, maintain and operate the software applications and information processing facilities.

•	Application Services Provider

Banks using our ASP model outsource investment processing technology software and computer processing but retain responsibility for investment operations, client administration, and investment management. Clients operate our ASP Solution remotely while fully supported by our data center using dedicated telecommunications networks. The ASP model includes a dedicated relationship team that supports our client’s business. We assist our clients with strategically reevaluating their systems and process needs as their businesses change.

•	Business Services Provider

The BSP model is an extension of our ASP solution. It was designed for Private Banks, and other trust organizations that prefer to outsource their entire investment operations. With the BSP solution, we assume the entire back-office processing function. The BSP model includes: investment processing; account access and reporting; audit, compliance and regulatory services; custody and safekeeping of assets; income collections; securities settlement; and other related trust activities.

New clients undergo a system implementation process which can take a few months for smaller institutions and up to 15 months or more for larger institutions. During the implementation process, we convert our client’s investment and financial data to our systems and train them on optimizing the use of our systems. Our goal is to help reengineer and transform their business operations. We earn a one-time implementation fee for the data conversion services.

Client contracts have initial terms that are generally three to seven years in length. At December 31, 2006, we had significant relationships with approximately 140 banks and trust institutions, including trust departments of 8 of the 20 largest United States banks. We also had single-product relationships with approximately 200 additional banks and trust institutions.

Our principal competitors in the investment processing business for this segment include SunGard Data Systems Inc. and Metavante Corporation, a division of Marshal and Isley. We also consider ‘in-house’ solutions to be a form of competition. Many large financial institutions develop, operate and maintain proprietary investment and trust accounting systems.

Investment Advisors

The Investment Advisors segment offers wealth management solutions to registered investment advisors, many of whom are affiliated with or are registered as independent broker-dealers, financial planners, and life insurance agents located throughout the United States. These wealth management solutions include SEI asset management programs and “back-office” investment processing outsourcing services. We also help advisors manage and grow their businesses by giving them access to our marketing support programs, business assessment assistance and recommended management practices. Our solutions aim to help investment advisors reduce risk, improve quality, and gain operational efficiency to devote more of their resources to servicing their clients.

Advisors are responsible for the investor relationship which includes creating financial plans, implementing investment strategies, and educating and servicing their customers. Advisors may customize portfolios to include separate account managers as well as SEI mutual funds. Our wealth and investment programs are designed to be attractive to affluent or high-net-worth individual investors with over $500 thousand of investable assets and small to medium-sized institutional plans.

We continually enhance our investment offering to meet the emerging investment needs of the baby boomer. Our goal-based investment program was first introduced in 2004. This program, totaling over $3.9 billion in assets at the end of 2006, is designed to assist higher-net-worth investors with a system for portfolio construction to support customers with multiple goals across diverse risk and time parameters. In 2006, we also expanded our Managed Volatility Portfolios to include a global strategy and we introduced phase one of our Distribution Focused strategies. Our Managed Volatility Portfolios seek to capture some of the return potential of equities without all of the associated risk. For many, they are a good alternative to a portfolio heavily weighted towards fixed income. As of December 31, 2006 these portfolios had approximately $500.0 million in assets. Our Distribution Focused strategies are income oriented portfolios targeted at the retired baby boomer that needs regular cash distributions from their investments. We expect to complete the development and rollout of these strategies in 2007.

While we continue to enhance our investment offering for the end investor, we have also enhanced our operating platform for advisors. In 2006, we upgraded our BusinessBuilder desktop tool for advisors, improved customer statements, and made significant progress in the build out of a new proposal generation tool which will be rolled out in early 2007.

Although we have agreements with over 6,000 financial advisors, our business is based primarily on approximately 1,300 clients who, at December 31, 2006, had at least $5.0 million each in customer assets invested in our mutual funds and separately managed accounts. Revenues are earned largely as a percentage of average assets under management.

The principal competition for our investment management products is from other money managers and mutual fund companies. In the advisor distributor channel, the principal competitors include AssetMark, Brinker, EnvestNet, Fidelity Investments, Lockwood Advisors, Inc., a subsidiary of Bank of New York, and other broker-dealers.

Enterprises

The Enterprises segment offers investment management programs and administrative outsourcing solutions for retirement plan sponsors and not-for-profit organizations globally. Clients can outsource their entire investment management needs and the administration for defined benefit, defined contribution, funded welfare and non-qualified deferred compensation plans as well as the administration of endowment and foundation asset pools.

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

Fees are primarily earned as a percentage of average assets under management. At December 31, 2006, we had relationships with approximately 470 institutional investor clients. The principal competitor for this segment is Frank Russell Company, a subsidiary of Northwestern Mutual.

Money Managers

The Money Managers segment provides investment managers with a suite of back and middle office investment processing services associated with operating an investment fund or account. We offer U.S.-based managers support for traditional investment products such as mutual funds, exchange-traded funds, institutional and separate accounts, and provide outsourcing services including accounting, administration, reconciliation, investor servicing and client reporting. In addition, we provide many of the same services to investment managers located worldwide who manage alternative investments such as hedge funds, funds of funds, and private equity funds. We believe our fund and investment processing outsourcing solutions help investment managers reduce risk, improve accuracy and efficiency, and receive tools to better manage their business.

Contracts for our fund and investment processing services generally have terms ranging from one to five years. Fees are primarily earned as a percentage of average assets under management and administration. At December 31, 2006, we had relationships with approximately 161 investment management companies and alternative investment managers. Our principal competitors for this segment include PFPC Worldwide Inc., a member of the PNC Financial Services Group, Inc., Citco, and State Street Bank and Trust Company.

Investments in New Businesses

The Investments in New Businesses segment represents other business ventures intended to expand our investment management programs and services to private banking and distribution partners and high-net-worth investors.

We offer investment management programs to banks and distribution partners located outside the United States and investment processing solutions to private banks and trust institutions in the United Kingdom and Continental Europe. Leveraging the capabilities of our Global Wealth Platform, we are expanding our investment processing solutions offered to global private banks.

We are also expanding our investment solutions to include affluent families who reside in the United States and the United Kingdom. The family wealth management solution offers flexible family-office type services through a highly personalized solution while utilizing the Manager-of-Managers investment process.

We have made, and will continue to make, significant investments in technology, marketing and infrastructure to develop and support our new business initiatives.

At December 31, 2006, there were approximately 150 clients for the global private banking and distribution business and approximately 190 for the family wealth solution. The principal competitor for the global business is Russell Investment Group. The principal competitors for the family wealth solution are diversified financial services providers focused on the high-net-worth and ultra-high-net-worth market.

LSV Asset Management

LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is a value-oriented, contrarian money manager offering a deep-value investment alternative utilizing a proprietary equity investment model to identify securities generally considered to be out of favor by the market. LSV is currently the specialist advisor to a number of our equity mutual funds. In addition, LSV is a portfolio manager to a portion of our global investment products. At December 31, 2006, LSV managed approximately $70.6 billion in total assets, of which $2.4 billion were assets in our mutual funds.

Business Segment Name Changes and Restructuring

Three business segments will change names on January 1, 2007. The Private Banking & Trust business segment will be renamed as Private Banks, the Enterprises business segment will be renamed as Institutional Investors, and the Money Managers business segment will be renamed as Investment Managers.

The structure of two of our business segments will change on January 1, 2007. The investment management programs and services offered to global private banks of the Investments in New Businesses segment will move to the Private Banks segment. Originally, business segments were organized around our operations in the United States, and our non-U.S. operations were included in the Investments in New Businesses segment. As our non-U.S. businesses mature, we will consolidate the U.S. and non-U.S. activity into one globally-managed business segment.

As a result of these changes, the Company’s business segments in 2007 will be:

Private Banks – provides investment processing and investment management programs to banks and trust institutions worldwide;

Investment Advisors – provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States;

Institutional Investors – provides investment management programs and administrative outsourcing solutions to retirement plan sponsors and not-for-profit organizations worldwide;

Investment Managers – provides fund investment processing and institutional and separate account operations outsourcing solutions to banks, investment managers and mutual fund companies located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds;

Investments in New Businesses – provides investment management programs to affluent families residing in the United States and Europe both directly and through the SEI Wealth Network®; and

LSV Asset Management – is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

In 2007, prior year amounts will be reclassified as required to conform to the restructured business segments.

Research and Development

We are devoting significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms, and new investment products and services. We spent approximately $139.1 million in 2006, $126.7 million in 2005, and $95.0 million in 2004, of which we capitalized approximately $73.3 million in 2006, $67.6 million in 2005, and $37.0 million in 2004 relating to the development of new technology platforms. Total research and development expenditures as a percentage of revenues were 15.7 percent in 2006, 16.4 percent in 2005, and 13.7 percent in 2004. The percentage in 2006 excludes the revenues of LSV, which was consolidated into our financial statements beginning in January 2006.

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

A significant portion of our research and development spending is related to building our Global Wealth Platform. We anticipate this platform will be used by all of our business segments except LSV to manage all or most of their client processes. The platform consists of various components, each offering different capabilities and provides straight-through business processing that integrates most front, middle and back-office operations. The front-end components will be used by our personnel to manage all middle-office operations and by clients to manage their client administration and portfolio management processes. The back-office components will streamline all investment related activities, eliminate many manual processes, and perform trade order execution and securities settlement activities.

We anticipate the Global Wealth Platform will enable us to enter the European large bank market. We believe the platform will improve our competitive position in the U.S. market, facilitate the transition of the U.S. bank market from ASP to BSP services and enhance the client experience for our advisor clients. We plan to implement the new platform for a global private bank in 2007.

Marketing and Sales

Our business solutions are directly marketed to potential clients in our target markets. We employ approximately 90 sales representatives who operate from offices located throughout the United States, Canada, western Europe, South Africa, Asia and other locations.

Customers

In 2006, one client accounted for approximately 11 percent of the revenues of the Private Banking and Trust segment and another client accounted for approximately 25 percent of the revenues of the Investments in New Businesses segment.

Personnel

At January 31, 2007, we had approximately 2,230 full-time and 70 part-time employees. None of our employees is unionized. Management considers employee relations to be generally good.

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

Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment companies and their service providers could have a significant impact on us. We have responded and are currently responding to various regulatory examinations, inquiries and requests. As a result of these examinations, inquiries and requests, we review our compliance procedures and business operations and make changes as we deem necessary. These activities resulted in an increased level of corporate overhead costs. One of these regulatory requests and inquiries relate to the payment by certain of our subsidiaries of expenses related to the marketing and distribution of shares of certain mutual fund clients of our fund administration and distribution business. A similar inquiry recently resulted in an SEC order sanctioning one of our mutual fund administrator competitors. Given the fact-specific nature of the practices relating to the marketing and distribution of fund shares, we cannot infer from the competitor’s order involving the competitor’s practices what the ultimate resolution of this SEC inquiry into the Company’s practices will be.

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

Our revenues and earnings are affected by changes in capital markets. A significant portion of our revenues are earned based on the value of assets invested in investment products that we manage or administer. Significant fluctuations in securities prices may materially affect the value of these assets and may also influence an investor’s decision to invest in and maintain an investment in a mutual fund or other investment product. As a result, our revenues and earnings derived from assets under management and administration could be adversely affected.

We are exposed to product development risk. We continually strive to increase revenues and meet our customers’ needs by introducing new products and services. As a result, we are subject to product development risk, which may result in loss if we are unable to develop and deliver fully functional products to our target markets that address our clients’ needs and that are developed on a timely basis and reflect an attractive value proposition. Our spending related to developing new products is for the purpose of enhancing our competitive position in the industry. A significant portion of this spending has been capitalized. In the event that we fail to develop products or services at an acceptable cost or on a timely basis or if we fail to deliver functional products and services which are of sound, economic value to our clients and our target markets, or an inability to support the product in a cost-effective manner, we could suffer significant financial loss.

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

Consolidation within our target markets may affect our business. Merger and acquisition activity between banks and other financial institutions could reduce the number of existing and prospective clients. Consolidation activities may also cause larger institutions to internalize some or all of our services. These factors may negatively impact our ability to generate future growth in revenues and earnings.

The Company and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with the Securities and Exchange Commission (SEC) as an investment adviser, a broker-dealer, a transfer agent, an investment company or with the United States Office of Thrift Supervision or state banking authorities as a trust company. Our broker-dealer is also a member of the National Association of Securities Dealers and is subject to its rules and oversight. In addition, various subsidiaries of the Company are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom and the Republic of Ireland. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment companies and their service providers could have a significant impact on us. We have responded and are currently responding to various regulatory examinations, inquiries and requests. As a result of these examinations, inquiries and requests, we review our compliance procedures and business operations and make changes as we deem necessary. These activities resulted in an increased level of corporate overhead costs. One of these regulatory requests and inquiries relate to the payment by certain of our subsidiaries of expenses related to the marketing and distribution of shares of certain mutual fund clients of our fund administration and distribution business. A similar inquiry recently resulted in an SEC order sanctioning one of our mutual fund administrator competitors. Given the fact-specific nature of the practices relating to the marketing and distribution of fund shares, we cannot infer from the competitor’s order involving the competitor’s practices what the ultimate resolution of this SEC inquiry into the Company’s practices will be.

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

We are exposed to data security risks. A failure to safeguard the integrity and confidentiality of client data from the infiltration by an unauthorized user that is either stored on or transmitted between our proprietary systems or to other third party service provider systems may lead to modifications or theft of critical and sensitive data pertaining to our clients. The costs incurred to correct client data and prevent further unauthorized access could be extensive.

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

Changes in, or interpretation of, accounting principles could affect our revenues and earnings. We prepare our consolidated financial statements in accordance with generally accepted accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported results. Accounting principles that recently have been adopted that had or may have a significant affect are: (1) accounting for stock-based compensation, and (2) accounting for income taxes. We adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment,” in January 2006 which requires the measurement of all stock-based compensation to employees, including grants of employee stock options, using a fair value based method and the recording of such expense in our consolidated statements of operations. Effective January 2007, FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” sets forth a specific recognition threshold and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. SFAS 123(R) had a significant adverse effect on our financial results and will continue to impact our future results. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be adversely affected by changes in tax laws or the interpretation of tax laws. We are subject to possible examinations of our income tax returns by the Internal Revenue Service and state and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, however, there can be no assurance that the final determination of any examination will not have an adverse effect on our operating results or financial position.

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

Our corporate headquarters is located in Oaks, Pennsylvania and consists of eight buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompass approximately 400,000 square feet of office space and 34,000 square feet of data center space. We are currently expanding these facilities by constructing a ninth building of 83,000 square feet to be completed in the first quarter of 2007 and a new parking structure to be completed in the third quarter of 2007. We lease other offices which aggregate 64,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers of the Registrant

Information about our executive officers is contained in Item 10 of this report and is incorporated by reference into this Part I.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock and Dividends:

Our common stock is traded on The Nasdaq Stock Market, Inc. (NASDAQ) under the symbol “SEIC.” The following table shows the high and low sales prices for our common stock as reported by NASDAQ and the dividends declared on our common stock for the last two years. Our Board of Directors intends to declare future dividends on a semiannual basis.

2006	High	Low	Dividends
First Quarter	$42.56	$36.01	$—
Second Quarter	49.33	39.44	.12
Third Quarter	56.95	44.84	—
Fourth Quarter	60.69	54.07	.12

2005	High	Low	Dividends
First Quarter	$42.00	$35.48	$—
Second Quarter	38.75	31.68	.11
Third Quarter	40.70	35.43	—
Fourth Quarter	42.38	34.97	.11

As of January 31, 2007, we estimate that we had approximately 530 shareholders of record.

For information on our equity compensation plans, refer to Note 8 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.

Comparison of Cumulative Total Return of Common Stock, Industry Index and Nasdaq Market Index:

Issuer Purchases of Equity Securities:

Our Board of Directors has authorized the repurchase of up to $1.15 billion of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended December 31, 2006 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – 31, 2006	131,000	56.30	131,000	$13,033,000
November 1 – 30, 2006	154,000	56.50	154,000	4,331,000
December 1 – 31, 2006	202,500	59.63	202,500	42,255,000

Total	487,500	57.75	487,500

Item 6.	Selected Financial Data.

(In thousands, except per-share data)

This table presents selected consolidated financial information for the five-year period ended December 31, 2006. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Year Ended December 31,	2006 (A)(B)	2005	2004	2003	2002
Revenues	$1,175,749	$773,007	$692,269	$636,233	$629,593
Total expenses	677,298	557,915	482,411	430,052	419,774

Income from operations	498,451	215,092	209,858	206,181	209,819
Other (expense) income	(139,695)	80,117	55,273	18,103	13,229

Income before income taxes	358,756	295,209	265,131	224,284	223,048
Income taxes	121,766	106,865	96,110	81,303	82,528

Net income	236,990	188,344	169,021	142,981	140,520

Basic earnings per common share	$2.40	$1.88	$1.63	$1.36	$1.30
Shares used to calculate basic earnings per common share	98,682	100,371	103,399	105,173	108,330

Diluted earnings per common share	$2.33	$1.83	$1.60	$1.32	$1.25
Shares used to calculate diluted earnings per common share	101,633	103,138	105,866	108,137	112,803

Cash dividends declared per common share	$.24	$.22	$.20	$.16	$.12

Financial Position as of December 31,
Cash and cash equivalents	$286,948	$130,128	$216,966	$199,953	$165,724
Total assets	$1,086,927	$657,147	$615,475	$592,629	$464,147
Long-term debt (including current portion)	$80,638	$14,389	$23,945	$38,333	$43,056
Shareholders’ equity	$630,512	$421,688	$403,942	$363,773	$290,007

(A)	Beginning in 2006, we consolidated the accounts of both LSV and LSV Employee Group with the amount of ownership of the other existing partners reflected as minority interest. In prior periods, our proportionate share in the earnings of LSV earnings was reported in Equity in earnings of unconsolidated affiliate which was a component of other income (See Note 2 to the Consolidated Financial Statements).
(B)	Beginning in 2006, we adopted the provisions of SFAS 123(R) “Share-Based Payment.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(In thousands, except per-share data)

This discussion reviews and analyzes the consolidated financial condition at December 31, 2006 and 2005, the consolidated results of operations for the years ended December 31, 2006, 2005, and 2004, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this Annual Report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Our outsourcing business solutions consist mainly of investment processing, fund processing, and investment management. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of December 31, 2006, through our subsidiaries and partnerships in which we have a significant interest, we administer $366.6 billion in mutual fund and pooled assets, manage $181.5 billion in assets, and operate from more than 20 offices in over a dozen countries.

In January 2006, we entered into a Guaranty and Collateral Agreement to provide an unsecured loan guaranty to LSV Employee Group to assist in their purchase of partnership units from two existing partners of LSV. Under current accounting rules, LSV Employee Group meets the definition of a variable interest entity and we are considered the primary beneficiary. We also determined that we had a controlling financial interest in LSV due to our direct 43 percent ownership in LSV and our guaranty of LSV Employee Group’s debt. As a result, we consolidated the accounts of both LSV and LSV Employee Group in 2006 with the amount of ownership of the other existing partners reflected as minority interest. In prior periods, our proportionate share in the earnings of LSV earnings was reported in Equity in earnings of unconsolidated affiliate which was a component of other income. The presentation of LSV in our financial statements has changed due to this transaction, but our proportionate share in the earnings of LSV was unaffected and remained at approximately 43 percent. LSV was reported as its own business segment in 2006 (See Notes 1 and 2 to the Consolidated Financial Statements).

We reorganized our business segments in 2006 to better align new and existing solutions and corresponding processes and consolidate certain business activities into new, globally-managed segments. The following changes were made to the business segments in 2006: the global institutional business within the Investments in New Businesses segment was included in the Enterprises segment, the franchise offering within the Investment Advisors segment was included in the Investments in New Businesses segment, and the registered mutual fund processing business within the Private Banking and Trust segment was included in the Money Managers segment. For comparability, the prior period’s results have been reclassified to reflect the realignment of the business segments.

The Company’s reportable business segments are:

Private Banking and Trust – provides investment processing and investment management programs to banks and other trust institutions located in the United States and Canada and accounts for 24 percent of consolidated revenues in 2006;

Investment Advisors – provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners, and other investment professionals in the United States and accounts for 19 percent of consolidated revenues in 2006;

Enterprises – provides investment management programs and administrative outsourcing solutions for retirement plan sponsors and not-for-profit organizations globally and accounts for 14 percent of consolidated revenues in 2006;

Money Managers – provides fund investment processing and institutional and separate account operational outsourcing solutions to banks, investment managers and mutual fund companies located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds and accounts for 10 percent of consolidated revenues in 2006;

Investments in New Businesses – provides investment management programs to investment advisors and banks located outside the United States and investment processing solutions to banks and trust institutions in the United Kingdom and Continental Europe. This segment also includes our investment management programs offered to affluent families residing in the United States both directly and through a network of independent advisors. This segment accounts for 8 percent of consolidated revenues in 2006; and

LSV Asset Management – is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. This segment accounts for 25 percent of consolidated revenues in 2006.

Recent Highlights

Our revenues for 2006 were $1.2 billion, with net income of $237.0 million and diluted earnings per share of $2.33. We believe the following items were significant to our business during 2006:

•

Revenues increased primarily from the result of consolidating the accounts of LSV in 2006. In 2006, revenues include $291.1 million from LSV whereas revenues in 2005 did not include the revenues of LSV. Revenues in 2006, excluding LSV, were $884.6 million, an increase of $111.6 million, or 14 percent, compared to 2005. The increase in revenues, excluding LSV, was primarily driven by higher asset-based fees due to capital market appreciation and new business sales.

•

The net operating results of LSV contributed significantly to the increase in our income before income taxes in 2006 and 2005. Our proportionate share in the earnings of LSV was $112.4 million in 2006, compared to $74.8 million in 2005, an increase of $37.6 million, or 50 percent. The increase was due to increased assets from new and existing clients, as well as improved capital markets.

•

Revenue growth in our Investment Advisors segment resulted from higher asset-based fees due to capital market appreciation in 2005 and 2006. Favorable capital market conditions increased the value of assets we manage for our existing clients, resulting in an increase in our base revenues. Capital market appreciation also contributed to the increase in revenues in the Enterprises and Investments in New Businesses segments.

•

New sales in our Enterprises, Money Managers and Investments in New Businesses segments also contributed to our revenue growth. We believe these sales of new business were due to the strengthening market acceptance of our new and existing strategies and solutions.

•

In the first quarter of 2006, we adopted the provisions of SFAS 123(R) to account for stock-based compensation. We elected the modified-prospective method, under which prior periods are not restated. In accordance with SFAS 123(R), we recognized $24.8 million (or $16.7 million, net of tax benefit of $8.1 million) in stock-based compensation expense in 2006. We expect the amount of stock-based compensation expense in 2007 to be generally consistent with the amount incurred in 2006.

•

The development of our Global Wealth Platform continued during 2006 as we progress through the development phase of this project. The majority of these costs are eligible for capitalization; however, a portion is not eligible and is expensed as incurred. We capitalized $73.3 million in 2006 compared to $67.6 million in 2005 in software development costs for this platform. We expect to incur significant development costs for the development of our Global Wealth Platform throughout 2007.

•

Increased spending for the operational infrastructure related to the delivery and support of new company strategies and solutions and to servicing new clients negatively impacted consolidated operating margins. A substantial portion of these costs relate to personnel and third-party service providers.

•

In 2006, we determined that the front-end component of the SEI Advisor Desktop did not meet the expected functionality requirements and would require additional investment. Management decided to discontinue any further development work for this front-end component and wrote-off software development costs of $3.4 million. These costs are reflected in the Investment Advisors segment. Additionally, $2.3 million in previously capitalized software development costs for the Global Wealth Platform was written-off and affected all of our business segments except LSV.

•

We continued our stock repurchase program during 2006 and purchased approximately 2.3 million shares at an average price of approximately $47 per share. This caused our diluted earnings per common share to grow at a faster rate than our earnings.

•

Our effective tax rate during 2006 was 33.9 percent compared to 36.2 percent in 2005. The tax rate in 2006 benefited from a combination of state tax planning as well as favorable state legislation changes.

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

Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in Item 1A “Risk Factors” of this Annual Report. The following items are, in our opinion, anticipated to occur in the next 12 to 18 months:

•

As we progress in the development stage of building the Global Wealth Platform, we expect the amount of spending and capitalization to continue throughout most of 2007 at a level generally consistent with 2006. We plan to implement the new platform in 2007 to support global private banks. We expect to begin amortizing the new platform during 2007.

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

•

Our strategic goal is to build and deliver world-class business solutions globally. As areas of our non-U.S. business mature and our solutions prove themselves, we will consolidate this activity under a single globally managed segment. In continuation of this strategy, the investment management programs and services offered to global private banks of the Investments in New Businesses segment will move to the Private Banking & Trust segment starting in 2007.

•

Our revenues and earnings are affected by changes in capital markets. A significant portion of our revenues are earned based on the value of assets invested in investment products that we manage or administer. The performance of the capital markets during 2006 and 2005 had a positive impact on our asset based investment management fees which has contributed significantly to our growth in revenues. Given historical economic cycles, we do not anticipate the conditions for the improvement of the capital markets experienced in the prior two years to continue indefinitely. As a result, our revenues and earnings derived from assets under management and administration could be adversely affected.

Stock-Based Compensation

We adopted the provisions of SFAS 123(R) during the first quarter of 2006 to account for stock-based compensation. We elected the modified-prospective method, under which prior periods are not restated for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as various other assumptions. These assumptions include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We currently base our expectations for these assumptions from historical data. These expectations are subject to change in future periods.

Stock options granted have performance vesting conditions based on the attainment of certain earnings per share targets established at the date of grant. The first performance condition determines vesting of 50 percent of the options, and a second performance condition determines the vesting of the remaining 50 percent of the options.

The performance conditions are measured annually on December 31. Options granted prior to 2006 also could vest in their entirety seven years from the date of grant. The amount of stock-based compensation expense is based upon our estimates of when we believe the earnings per share targets may be achieved. If our estimate of the attainment of the earnings per share targets proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect our net income and net income per share. In 2006, we recognized approximately $24.8 million in stock-based compensation expense. Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
2007	$24,491
2008	11,948
2009	11,674
2010	3,919
2011	3,840
2012	3,786
2013	1,927

$61,585

Results of Operations

Revenues, Expenses, Income from operations and Income before income taxes by business segment for the year ended 2006 compared to the year ended 2005, and for the year ended 2005 compared to the year ended 2004 are:

Year Ended December 31,	2006	2005	Percent Change	2004	Percent Change
Revenues:
Private Banking and Trust	$283,191	$266,129	6%	$262,839	1%
Investment Advisors	225,716	203,423	11%	180,220	13%
Enterprises	164,962	132,013	25%	96,636	37%
Money Managers	118,964	103,272	15%	104,673	(1%)
Investments in New Businesses	91,795	68,170	35%	47,901	42%
LSV	291,121	—	N/A	—	N/A

Total revenues	1,175,749	773,007	52%	692,269	12%

Expenses:
Private Banking and Trust	183,727	168,773	9%	158,255	7%
Investment Advisors	111,907	87,857	27%	77,349	14%
Enterprises	106,377	89,022	19%	67,152	33%
Money Managers	90,799	85,595	6%	79,025	8%
Investments in New Businesses (2)	118,253	95,909	23%	70,885	35%
LSV (2)	178,727	—	N/A	—	N/A

Total expenses	789,790	527,156	50%	452,666	16%

Income from business segments:
Private Banking and Trust	99,464	97,356	2%	104,584	(7%)
Investment Advisors	113,809	115,566	(2%)	102,871	12%
Enterprises	58,585	42,991	36%	29,484	46%
Money Managers	28,165	17,677	59%	25,648	(31%)
Investments in New Businesses	(26,458)	(27,739)	5%	(22,984)	21%
LSV	112,394	—	N/A	—	N/A

Total income from business segments	385,959	245,851	57%	239,603	3%

Corporate overhead expenses	(38,842)	(33,898)	15%	(30,153)	12%
LSV Employee Group (1)	(7,281)	—	N/A	—	N/A
Minority interest reflected in segments (2)	158,615	3,139	N/A	408	N/A

Income from operations	498,451	215,092	132%	209,858	2%

Other (expense) income	(139,695)	80,117	N/A	55,273	45%

Income before income taxes	$358,756	$295,209	22%	$265,131	11%

(1)	Primarily relates to amortization costs of identifiable intangible assets.
(2)	For the year ended December 31, 2006, includes $153,381 of minority interest of the other partners of LSV and $5,234 of minority interest of other shareholders relating to a joint venture.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances
(In millions)	As of December 31,
	2006	2005	2004
Assets invested in equity and fixed-income programs	$154,480	$122,307	$95,909
Assets invested in collective trust programs	13,487	14,078	12,159
Assets invested in liquidity funds	13,520	12,153	12,322

Assets under management	181,487	148,538	120,390

Client proprietary assets under administration	185,082	163,526	167,637

Assets under management and administration	$366,569	$312,064	$288,027

Assets under management are total assets of our clients or their customers invested in our equity and fixed-income investment programs, collective trust fund programs, and liquidity funds for which we provide asset management services. Assets under management and administration are total assets of our clients or their customers for whom we provide administrative services, including client proprietary fund balances for which we provide administration and/or distribution services. Assets invested in equity and fixed-income programs as of December 31, 2006, 2005 and 2004 include assets managed by LSV.

Consolidated

Our revenues increased $402.7 million, or 52 percent, to $1.2 billion in 2006 compared to 2005, and increased $80.7 million, or 12 percent, to $773.0 million in 2005 compared to 2004. Revenues increased significantly primarily as a result of consolidating the accounts of LSV into our financial statements beginning in 2006 as a result of the Guaranty and Collateral Agreement previously described. This had the effect of increasing revenues and expenses in 2006 for the results of LSV. Prior to 2006, our proportionate share in the net earnings of LSV was shown in Equity in the earnings of unconsolidated affiliate, which was classified as other income. Revenues in 2006 without LSV were $884.6 million, representing an increase of $111.6 million, or 14 percent, compared to 2005. The increase in revenues in both 2006 and 2005 was primarily driven by increased asset-based fees due to favorable capital market conditions and sales of new business in our Enterprises, Money Managers and Investments in New Businesses segments.

Income before income taxes increased $63.5 million, or 22 percent, to $358.8 million in 2006 and increased $30.1 million, or 11 percent, in 2005 compared to 2004. Diluted earnings per share in 2006 were $2.33 per share as compared to $1.83 per share a year ago, an increase of 27 percent. Diluted earnings per share increased by $0.23 per share in 2005 compared to 2004, an increase of 14 percent. The increase in net income before income taxes and diluted earnings per share in 2006 was due primarily to the net operating results of LSV. Our proportionate share in the earnings of LSV increased $37.6 million, or 50 percent, to $112.4 million in 2006 compared to 2005, and increased $29.1 million, or 64 percent, in 2005 compared to 2004. The increase in both comparable periods was due to increased assets from existing clients and favorable capital market conditions. The increase in income before income taxes in 2005 as compared to 2004 was primarily due to the increase in revenues described above.

Business Segments

Private Banking and Trust

Revenues increased $17.1 million, or six percent, in 2006 compared to 2005, and increased $3.3 million, or one percent, in 2005 compared to 2004. Revenues during 2006 and 2005 were primarily affected by:

•	An increase in revenues in our BSP solution due to new clients;

•	The implementation of two new large ASP bank clients;

•	The conversion of an existing large bank client from our ASP solution to our BSP solution in 2006;

•	A non-recurring fee of $4.7 million received by us from the buyout of an existing contract in the third quarter of 2006; and

•	Cross-sales of other services to existing clients; partially offset by

•	The loss of a large bank client in early 2005.

Operating margins were 35 percent in 2006 as compared to 37 percent in 2005. Operating income increased $2.1 million, or two percent, in 2006 compared with 2005. Operating income in 2006 was primarily affected by:

•	An increase in revenues, which includes the non-recurring buyout fee mentioned above; and

•	A decrease in project-related costs for the implementation of new clients; partially offset by

•	The recognition of approximately $6.3 million in compensation expense related to stock options;

•	Increased non-capitalized technology spending and the write-off of previously capitalized software development costs related to the Global Wealth Platform; and

•	Increased personnel and other operational and technology costs necessary to deliver business outsourcing solutions.

Operating margins were 37 percent in 2005 as compared to 40 percent in 2004. Operating income decreased $7.2 million, or seven percent, in 2005, compared with 2004. Operating income during 2005 was primarily affected by:

•	Increased personnel and other operational and technology costs necessary to deliver business outsourcing solutions;

•	Increased non-capitalized technology spending related to the Global Wealth Platform; and

•

The recognition of approximately $2.7 million in expense associated with the litigation settlement with a third-party software provider and the write-off of previously capitalized software development costs related to the provider in 2005; partially offset by

•	An increase in revenues; and

•	Reduced sales compensation expenses due to the timing of sales events.

Investment Advisors

Revenues increased $22.3 million, or 11 percent, in 2006 compared with 2005, and $23.2 million, or 13 percent, in 2005 compared with 2004. Revenues during 2006 and 2005 were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by improved capital market conditions during 2005 and 2006;

•	An increase in the average basis points earned on assets during the first half of 2006; and

•

The recognition on a gross basis of $5.4 million in the first half of 2005 of pass-through revenue associated with our 401(k) recordkeeping offering and third party advisory fees related to our separate account program, which had the effect of increasing revenues and expenses by the same amount.

Operating margins were 50 percent in 2006 and 57 percent in 2005. Operating income decreased $1.8 million, or two percent, in 2006 compared with 2005. Operating income in 2006 was primarily affected by:

•	The recognition of approximately $4.2 million in compensation expense related to stock options;

•	The write-off of the front-end component of the SEI Advisor Desktop for $3.4 million during the second quarter of 2006;

•	Increased non-capitalized technology spending and the write-off of previously capitalized software development costs related to the Global Wealth Platform; and

•	Increased personnel, promotion and technology costs related to our operating infrastructure, including investment management operations; partially offset by

•	An increase in revenues.

Operating margins were 57 percent in both 2005 and 2004. Operating income increased $12.7 million, or 12 percent, in 2005 compared with 2004. Operating income during 2005 was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased non-capitalized technology spending related to the Global Wealth Platform;

•	Increased personnel costs related to our operating infrastructure, including investment management operations; and

•

The recognition of approximately $1.5 million in expense associated with the litigation settlement with a third-party software provider and the write-off of previously capitalized software development costs related to the provider in 2005.

Enterprises

Revenues increased $32.9 million, or 25 percent, in 2006 compared with 2005, and $35.4 million, or 37 percent, in 2005 compared with 2004. Revenues during 2006 and 2005 were primarily affected by:

•	Asset funding from new sales of our retirement solutions in 2006 and 2005;

•	Increased assets under management from existing clients caused by improved capital market conditions during 2005 and 2006; and

•

The recognition on a gross basis of $1.7 million in the first half of 2005 of pass-through revenue associated with our 401(k) recordkeeping offering, which had the effect of increasing revenues and expenses by the same amount.

Operating margins were 36 percent in 2006, 33 percent in 2005 and 31 percent in 2004. Operating income increased $15.6 million, or 36 percent, in 2006 compared with 2005, and $13.5 million, or 46 percent, in 2005 compared with 2004. Operating income during 2006 and 2005 was primarily affected by:

•	An increase in revenues; less

•	The recognition of approximately $3.8 million in compensation expense related to stock options in 2006;

•	Increased direct expenses associated with the increase in revenues; and

•	Increased personnel costs for our global institutional business and investment management operations.

Money Managers

Revenues increased $15.7 million, or 15 percent, in 2006 compared with 2005. Revenues during 2006 were primarily affected by:

•	Increased assets from existing clients of hedge fund, separate account and total operational outsourcing solutions and, to a lesser extent, improved capital market conditions during 2005 and 2006;

•	Cash flows from new clients; and

•	Sales of additional products to our existing clients; partially offset by

•	Client losses, primarily fund processing clients.

Revenues decreased $1.4 million, or one percent, in 2005 compared with 2004. Revenues during 2005 were primarily affected by:

•	Fund processing bank client losses; partially offset by

•	Sales of new business of our alternative investments processing solutions and, to a lesser extent, our traditional fund processing solutions; and

•	Sales of new business of our separately managed account processing solutions.

Operating margins were 24 percent in 2006 and 17 percent in 2005. Operating income increased $10.5 million, or 59 percent, in 2006 compared with 2005. Operating income during 2006 was primarily affected by:

•	An increase in revenues; partially offset by

•	The recognition of approximately $2.8 million in compensation expense related to stock options; and

•	Increased investment spending in connection with the build out of our separately managed account and alternative investments operations during the first half of 2006.

Operating margins were 17 percent in 2005 and 25 percent in 2004. Operating income decreased $8.0 million, or 31 percent, in 2005 compared with 2004. Operating income during 2005 was primarily affected by:

•	Increased investment spending in connection with the build-out of our separately managed account program and total operational outsourcing; and

•	Increased spending on personnel and other operating costs to support new business; partially offset by

•	An increase in revenues; and

•	Decreased expenses due to the loss of large fund processing bank clients.

Investments in New Businesses

Revenues increased $23.6 million, or 35 percent, in 2006 compared with 2005 and $20.3 million, or 42 percent, in 2005 compared with 2004. Revenues during 2006 and 2005 were primarily affected by:

•	Asset funding from new and existing global investment management clients; and

•	Increased assets under management from existing global investment management clients caused by improved capital market conditions; partially offset by

•	The loss of a large distributor client in Continental Europe in the second quarter of 2005.

Losses from operations decreased $1.3 million, or five percent, in 2006 compared with 2005. Losses from operations during 2006 were primarily affected by:

•	An increase in revenues; partially offset by

•	The recognition of approximately $4.8 million in compensation expense related to stock options;

•

Increased direct expenses associated with higher levels of assets from new and existing global investment management clients, net of a reduction in direct cost associated with the loss of the large distributor client mentioned above;

•	Increased non-capitalized technology spending related to the Global Wealth Platform; and

•	Increased personnel and other operational costs necessary to deliver business outsourcing solutions.

Losses from operations increased $4.8 million, or 21 percent, in 2005 compared with 2004. Losses from operations during 2005 were primarily affected by:

•	Increased non-capitalized technology spending related to the Global Wealth Platform;

•	Increased personnel and other operational costs necessary to deliver business outsourcing solutions; and

•

The recognition of approximately $1.1 million in expense associated with the litigation settlement with a third-party software provider and the write-off of previously capitalized software development costs related to the provider in 2005; partially offset by

•	An increase in revenues.

LSV

Revenues increased $93.5 million, or 47 percent, in 2006 compared with 2005 and $78.1 million, or 65 percent, in 2005 compared with 2004. The increase in revenues was primarily due to increased assets under management from the growth in assets from new and existing clients and capital market appreciation. Our earnings from LSV increased $37.6 million in 2006, or 50 percent, in 2006 compared with 2005 and $29.1 million, or 64 percent, in 2005 compared with 2004. The increase in operating income in 2006 and 2005 was primarily driven by the increase in revenues.

Other

Corporate overhead expenses

Year Ended December 31,	2006	2005	Percent Change	2004	Percent Change
Corporate overhead expenses	$38,842	$33,898	15%	$30,153	12%

Corporate overhead expenses primarily consist of corporate units such as executive management, accounting, regulatory compliance, corporate marketing and other general administrative costs not directly associated with a reportable business segment. The increase in these expenses was primarily due to the recognition of stock-based compensation expense, general overhead costs and resources and associated expenses for our corporate compliance program and adherence to regulations of the Sarbanes-Oxley Act of 2002.

Other Income

Items related to Other (expense) income on the accompanying Consolidated Statements of Operations consist of:

			Percent		Percent
Year Ended December 31,	2006	2005	Change	2004	Change
Equity in the earnings of unconsolidated affiliate	$—	$74,818	N/A	$45,711	64%
Net (loss) gain from investments	(2,378)	87	N/A	3,848	(98%)
Interest and dividend income	13,521	8,367	62%	4,545	84%
Interest expense	(5,464)	(1,524)	258%	(2,112)	(28%)
Minority interest	(146,962)	(3,139)	N/A	(408)	N/A
Other	1,588	1,508	5%	3,689	(59%)

Total other (expense) income, net	$(139,695)	$80,117	N/A	$55,273	45%

Beginning in 2006, we consolidated the accounts of LSV and LSV Employee Group into our financial statements as a result of an unsecured loan guaranty. The ownership percentage of the other existing partners of LSV and LSV Employee Group is reflected in Minority interest. Prior to 2006, our proportionate share of the earnings from LSV was reflected in Equity in the earnings of unconsolidated affiliate.

Minority interest includes the amount owned by other shareholders of entities in which we have a significant or controlling interest. The accounts of these entities are included in our consolidated financial statements. Minority interest on the accompanying Consolidated Statements of Operations consists of the following:

Year Ended December 31,	2006	2005	2004
LSV Asset Management	$(153,381)	$—	$—
LSV Employee Group	11,653	—	—
Other entities	(5,234)	(3,139)	(408)

Total minority interest	$(146,962)	$(3,139)	$(408)

The accounts of LSV Employee Group are included in our consolidated financial statements. We do not have any ownership interest in the entity and, therefore, we record an offsetting amount for the operations of LSV Employee Group as minority interest.

Net (loss) gain from investments consists of:

Year Ended December 31,	2006	2005	2004
Net realized gain from sales of marketable securities	$2,302	$595	$5,333
Increase (decrease) in fair value of derivative financial instruments	(1,521)	(525)	(1,493)
Other-than-temporary declines in market value	(1,979)	—	—
Other gains (losses)	(1,180)	17	8

Net (loss) gain on investments	$(2,378)	$87	$3,848

Derivative financial instruments are used to minimize the price risk associated with changes in the fair value of our seed investments in new investment management programs. These derivative financial investments did not qualify for hedge accounting under current accounting rules. As a result, changes in the fair value of these derivative financial instruments were recorded in current period earnings whereas the change in the fair value of the hedged asset will be realized upon sale in future period earnings. Management’s decision to enter into derivative financial instruments that do not qualify for hedge accounting may cause volatility in earnings (See Note 1 to the Consolidated Financial Statements).

Other-than-temporary declines in market value includes an impairment charge of approximately $2.0 million related to an investment in a Company-sponsored mutual fund. This investment had been in an unrealized loss position for a period longer than one year. Management has determined that it is unlikely the investment will recover from its loss position.

Other gains (losses) from investments in 2006 includes the write-down of approximately $1.5 million of an equity investment in a private company carried at cost.

Interest income is earned based upon the amount of cash that is invested daily. Fluctuations in interest income recognized for one period in relation to another is due to changes in the average cash balance invested for the period and/or changes in interest rates. The increase in interest income in 2006 was primarily due to the inclusion of approximately $1.4 million of interest earned by LSV from their average outstanding cash balance. Additionally, the increase in interest income in 2006 was due to a rise in interest rates.

Interest expense is directly attributable to our long-term debt and other borrowings. Interest expense for our borrowings was approximately $791 thousand in 2006 and decreased compared to 2005 due to the lower principal balances of our debt outstanding. Interest expense in 2006 includes approximately $4.4 million in interest costs associated with the borrowings of LSV Employee Group which was eliminated through Minority interest and, therefore, had no impact on our net income.

Income Taxes

Our effective tax rate was 33.9 percent in 2006, 36.2 percent in 2005 and 36.3 percent in 2004. The rate reduction in 2006 compared to 2005 was due to a combination of planning as well as favorable state legislation changes. The rate reduction in 2005 compared to 2004 was due to a favorable resolution of a routine audit conducted by the Internal Revenue Service on previously filed tax returns.

Liquidity and Capital Resources

Year Ended December 31,	2006	2005	2004
Net cash provided by operating activities	$346,170	$214,437	$186,510
Net cash used in investing activities	(118,016)	(116,256)	(11,535)
Net cash used in financing activities	(71,334)	(185,019)	(157,962)

Net increase (decrease) in cash and cash equivalents	156,820	(86,838)	17,013

Cash and cash equivalents, beginning of year	130,128	216,966	199,953

Cash and cash equivalents, end of year	$286,948	$130,128	$216,966

Cash requirements and liquidity needs are expected to be funded through our cash flow from operations and our capacity for additional borrowing. We currently have a credit facility that provides for borrowings of up to $200.0 million. The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement (See Note 6 to the Consolidated Financial Statements). At December 31, 2006, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $286.9 million and the credit facility of $200.0 million.

Net cash provided by operating activities grew $131.7 million in 2006 compared to 2005 and $27.9 million in 2005 compared to 2004 primarily from an increase in income and the requirement to consolidate the accounts of LSV. Net income increased $48.6 million and $19.3 million in 2006 and 2005, respectively, as compared to the prior year periods. The net change in our working capital accounts negatively affected net cash from operating activities in 2005 and 2004.

At December 31, 2006, cash and cash equivalents included $71.5 million of cash from LSV. We recognized $16.9 million in cash flow from operations as a distribution in 2006 that related to our proportionate share of the earnings of LSV in the prior year. Additionally, $146.9 million of Minority interest primarily relates to the other partners in LSV, of which $88.8 million has been distributed. The net amount, $58.1 million, significantly boosted our cash flow from operations. LSV distributed $37.6 million to the other partners in January 2007.

In January 2006, LSV Employee Group purchased a percentage of LSV from two existing partners for $92.0 million by borrowing $82.8 million in order to finance the majority of the purchase price. These items are excluded from our cash flow statement as it had no impact on cash.

Net cash provided by operating activities in 2006 was also affected by the recognition of stock-based compensation expense. The Company recorded $24.8 million in stock-based compensation expense in 2006. The Tax benefits recognized from stock option exercises activity is now recorded as a financing activity. Prior to 2006, this was recorded as an operating activity. Tax benefits on stock options in 2006 were $32.2 million in financing activities as compared to $7.7 million and $14.0 million in operating activities in 2005 and 2004, respectively.

Net cash used in investing activities includes the capitalization of costs incurred in developing computer software, purchases and sales of marketable securities, and capital expenditures. Net cash used in investing activities increased $1.8 million in 2006 and $104.7 million in 2005 as compared to the prior year period. During the past several years, we have invested in the development of our Global Wealth Platform. We continued to make substantial investments in 2006 to further develop the Global Wealth Platform. Capitalized software expenditures were $73.3 million in 2006, $67.6 million in 2005 and $37.0 million in 2004 (See Note 1 to the Consolidated Financial Statements). The increase in capitalized cost in 2006 and 2005 was primarily due to a higher level of spending. We expect this level of spending and capitalization to continue through 2007.

We had $16.8 million and $33.2 million in net purchases of marketable securities in 2006 and 2005, respectively. In 2004, we had net redemptions of marketable securities of $33.3 million. Purchases of marketable securities in 2006 were mainly comprised of investments for the testing and subsequent start-up of new global investment products. Purchases of marketable securities in 2005 mainly comprised additional investments made in a company-sponsored mutual fund for regulatory compliance purposes and investments to reposition certain cash equivalents into higher-yielding securities. Capital expenditures in 2006 and 2005 primarily include the expansion of our corporate headquarters and costs incurred for computer systems and equipment to support our ongoing operations. We began construction of an additional building and parking facility at our corporate headquarters during the third quarter of 2005. The expansion is estimated to cost at least $24.0 million and is expected to be completed in 2007. Through December 31, 2006, we have spent approximately $15.0 million related to the expansion project, of which $12.4 million was spent in 2006.

Net cash used in financing activities primarily includes the repurchase of our common stock, dividend payments, and principal payments on our debt. Our board of directors has authorized the repurchase of our common stock of up to $1.2 billion, which includes an additional authorization of $50.0 million on December 13, 2006. As of January 31, 2007, we still had $42.3 million of authorization remaining for the purchase of our common stock under this program (See Note 8 to the Consolidated Financial Statements).

The following table lists information regarding repurchases of our common stock during 2006, 2005, and 2004:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost (in thousands)
2006	2,344,500	$46.80	$109,734
2005	4,443,000	36.94	164,118
2004	4,127,000	32.83	135,509

Cash dividends paid were $22.7 million or $.23 per share in 2006, $21.3 million or $.21 per share in 2005 and $19.7 million or $.19 per share in 2004. Our board of directors declared a cash dividend of $.12 per share on December 13, 2006. The dividend was paid on January 19, 2007 for $11.9 million.

Principal payments on our long-term debt were $5.4 million in 2006, $9.6 million in 2005 and $14.4 million in 2004. Principal payments made by LSV Employee Group on their long term debt in 2006 were $11.2 million. We made our final payment on the term loan in the first quarter of 2006. As of December 31, 2006, the outstanding balance on our Senior Notes was $9.0 million, of which $4.0 million is classified as current. The Company made its scheduled payment of $4.0 million in February 2007 which included the final payment for the Series A Senior Notes. Our long-term debt is subject to various covenants contained in each lending agreement. Currently, these covenants do not negatively affect our liquidity.

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

We and certain other investors are partners of LSV. Two partners of LSV sold in the aggregate an eight percent interest (the Transferred Interests) in LSV to the Borrower, which is owned by certain current employees of LSV. In order to finance a portion of the purchase price for such interests, the Borrower obtained financing from the Agent and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement dated January 24, 2006. LSV is party to the Credit Agreement to confirm certain representations, warranties and agreements. The principal amount of the term loan is $82.8 million. Principal and interest payments are made by the Borrower in quarterly installments. The principal balance on the term loan must be paid in full by the Borrower by January 24, 2011. The Borrower made principal payments totaling $11.2 million during 2006 and made a principal payment of $4.1 million in January 2007. The unpaid principal balance of the term loan at January 31, 2007 was $67.5 million.

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

Contractual Obligations

The following table lists all of our future commitments:

	Total	2007	2008	2009 to 2011	2012 and Thereafter
Line of credit and long-term debt (a)(b)	$82,076	$13,728	$9,708	$57,628	$1,012
Operating leases and maintenance agreements (c)	40,430	10,769	7,180	10,079	12,402
Derivative instruments (d)	11,035	11,035	—	—	—
Other commitments	114	114	—	—	—

Total	$133,655	$35,646	$16,888	$67,707	$13,414

(a)	Amounts include estimated commitment fees and interest. See Notes 6 and 7 to the Consolidated Financial Statements.
(b)	Amounts include the long-term debt of LSV Employee Group. See Note 2 to the Consolidated Financial Statements.
(c)	See Note 10 to the Consolidated Financial Statements.
(d)	See Note 1 to the Consolidated Financial Statements.

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

Revenue Recognition:

Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by us in advance of the performance of services is deferred and recognized as revenue when earned. Our principal sources of revenues are: (1) information processing and software servicing fees that are recurring in nature and earned based upon the number of trust accounts being serviced and non-recurring project fees that are earned based upon contractual agreements related to client implementations; (2) asset management, administration and distribution fees calculated as a percentage of the total average daily net assets under management or administration; and (3) transaction-based fees for providing securities valuation and trade-execution services. The majority of our revenues are based on contractual arrangements. Certain portions of our revenues require management’s consideration of the nature of the client relationship in determining whether to recognize as revenue the gross amount billed or net amount retained after payments are made to vendors for certain services related to the product or service offering.

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

Computer Software Development Costs:

We utilize internally developed computer software as part of our product offering. In the development of a new software product, substantial consideration must be given by management to determine whether costs incurred are research and development costs, or internal software development costs eligible for capitalization. Management must consider a number of different factors during their evaluation of each computer software development project that includes estimates and assumptions. Costs considered to be research and development are expensed as incurred. After meeting specific requirements, internal software development costs are capitalized as incurred. The capitalization and ongoing assessment of recoverability of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. Amortization of capitalized software development costs begins when the product is ready for its intended use. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement.

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

Stock-Based Compensation:

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as various other assumptions. These assumptions include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The amount of stock-based compensation expense that is recognized in a given period is dependent upon management’s estimate of when the earnings per share targets are expected to be achieved. If this estimate proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. We currently base our expectations for these assumptions from historical data and other applicable factors. These expectations are subject to change in future periods.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which clarifies FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 sets forth a specific recognition threshold and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. It also provides guidance on classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 amends FASB Statement No. 5, “Accounting for Contingencies” by indicating that it no longer applies to accounting for income taxes. The pronouncement is effective for fiscal years beginning after December 15, 2006, thus for our first quarter of 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective for all financial statements issued for fiscal years beginning after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

See the discussion of New Accounting Pronouncements in Note 1 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk - Our exposure to changes in interest rates primarily relates to our investment portfolio. Our excess cash is principally invested in short-term, highly liquid financial instruments, mainly money market funds, with a substantial portion of such investments having initial maturities of three months or less. Our investment portfolio includes U.S. Treasury securities maturing within one year, a long-term fixed-income mutual fund principally invested in U.S. government agency securities, and a short-term mutual fund principally invested in securities of U.S. and foreign commercial banks and government agencies. We place our investments in financial instruments that meet high credit quality standards. While changes in interest rates could decrease interest income, we do not believe that we have a material exposure to changes in interest rates. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk management transactions.

Additionally, LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $52.9 million. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal.

Foreign Currency Risk – We transact business in the local currencies of various foreign countries, principally Canada, Ireland, the United Kingdom and South Korea. The total of all of our foreign operations accounts for approximately 11 percent of total consolidated revenues. Also, most of our foreign operations match local currency revenues with local currency costs. Due to these reasons, we do not, at this time, hedge against foreign operations.

Price Risk - We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that our funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. To provide protection against potential fair value changes for these investments, we have entered into various derivative financial instruments. As of December 31, 2006, we held derivative financial instruments with a notional amount of $11.0 million and an expected maturity in 2007. Changes in the fair value of the derivative financial instruments are recognized in current period earnings, whereas, the change in the fair value of the investment is recorded on the balance sheet in other comprehensive income. Therefore, changes in the fair value of the derivative financial instrument and changes in the fair value of the investment are not recognized through earnings in the same period. We did not enter into or hold any derivative financial instruments for trading purposes during 2006 or 2005.

The current period earnings include losses of $1.5 million, $0.5 million and $1.5 million in 2006, 2005 and 2004, respectively, relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of our investments would be:

Investment	Hypothetical Change In Value
Mutual Funds	$6,209
Equities	960

$7,169

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

We have completed integrated audits of SEI Investments Company’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SEI Investments Company and its subsidiaries (“the Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 22, 2007

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

	December 31,	2006	2005
Assets	Current Assets:
	Cash and cash equivalents	$286,948	$130,128
	Restricted cash	10,250	10,250
	Receivables from regulated investment companies	37,600	30,558
	Receivables, net of allowance for doubtful accounts of $2,730 and $1,520 (Note 4)	206,999	97,987
	Deferred income taxes	15,931	7,318
	Securities owned (Note 5)	16,431	19,709
	Other current assets	12,314	10,026

	Total Current Assets	586,473	305,976

	Property and Equipment, net of accumulated depreciation and amortization of $113,177 and $109,208 (Note 4)	130,732	114,505

	Capitalized Software, net of accumulated amortization of $25,235 and $21,667	180,014	116,670

	Investments Available for Sale (Note 5)	71,690	54,632

	Investments Held to Maturity (Note 5)	4,617	—

	Investment in Unconsolidated Affiliate	—	51,941

	Goodwill (Notes 2 and 3)	22,842	—

	Intangible Assets, net of accumulated amortization of $8,205 (Notes 2 and 3)	67,836	—

	Other Assets, net	15,501	13,423

	Total Assets	$1,079,705	$657,147

The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets	SEI Investments Company
(In thousands, except par value)	and Subsidiaries

	December 31,	2006	2005
Liabilities	Current Liabilities:
and Shareholders’	Current portion of long-term debt	$13,100	$5,389
Equity	Accounts payable	7,119	4,954
	Payable to regulated investment companies	258	204
	Accrued liabilities (Note 4)	175,044	147,693
	Deferred revenue	606	287

	Total Current Liabilities	196,127	158,527

	Long-term Debt	67,538	9,000

	Deferred Income Taxes	76,148	58,989

	Minority Interest	109,380	8,943

	Commitments and Contingencies (Note 10)

	Shareholders’ Equity:
	Series Preferred stock, $.05 par value, 60 shares authorized; no shares issued and outstanding	—	—
	Common stock, $.01 par value, 750,000 shares authorized; 98,953 and 98,580 shares issued and outstanding	990	986
	Capital in excess of par value	363,815	268,608
	Retained earnings	258,069	148,127
	Accumulated other comprehensive income, net	7,638	3,967

	Total Shareholders’ Equity	630,512	421,688

	Total Liabilities and Shareholders’ Equity	$1,079,705	$657,147

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2006	2005	2004
Revenues:
Asset management, administration and distribution fees	$918,142	$531,594	$455,372
Information processing and software servicing fees	213,066	197,992	193,778
Transaction-based and trade execution fees	44,541	43,421	43,119

Total revenues	1,175,749	773,007	692,269

Expenses:
Commissions and fees	147,835	129,303	102,310
Compensation, benefits and other personnel	315,502	242,453	217,271
Consulting, outsourcing and professional fees	77,753	70,612	58,204
Data processing and computer related	37,755	30,409	25,808
Facilities, supplies and other costs	69,306	67,990	62,744
Depreciation and amortization	29,147	17,148	16,074

Total expenses	677,298	557,915	482,411

Income before interest, taxes, minority interest and other items	498,451	215,092	209,858

Net (loss) gain from investments	(2,378)	87	3,848
Equity in the earnings of unconsolidated affiliate	—	74,818	45,711
Interest and dividend income	13,521	8,367	4,545
Interest expense	(5,464)	(1,524)	(2,112)
Other income	1,588	1,508	3,689
Minority interest	(146,962)	(3,139)	(408)

Net income before income taxes	358,756	295,209	265,131

Income taxes	121,766	106,865	96,110

Net income	$236,990	$188,344	$169,021

Basic earnings per common share	$2.40	$1.88	$1.63

Diluted earnings per common share	$2.33	$1.83	$1.60

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2003	104,869	$1,049	$246,068	$111,972	$4,684	$363,773
Comprehensive income:
Net income	—	—	—	169,021	—	169,021	$169,021
Foreign currency translation	—	—	—	—	3,229	3,229	3,229
Unrealized net gains on investments, net of income taxes of $(888)	—	—	—	—	1,581	1,581	1,581
Reclassification adjustment for losses realized in net income, net of income taxes of $1,939	—	—	—	—	(3,343)	(3,343)	(3,343)

Total comprehensive income							$170,488

Purchase and retirement of common stock	(4,127)	(41)	(9,597)	(125,871)	—	(135,509)
Issuance of common stock under the employee stock purchase plan	86	1	2,358	—	—	2,359
Issuance of common stock upon exercise of stock options	1,347	13	9,311	—	—	9,324
Tax benefit on stock options exercised	—	—	14,034	—	—	14,034
Dividends declared ($.20 per share)	—	—	—	(20,527)	—	(20,527)

Balance, December 31, 2004	102,175	$1,022	$262,174	$134,595	$6,151	$403,942

Comprehensive income:
Net income	—	—	—	188,344	—	188,344	$188,344
Foreign currency translation	—	—	—	—	(1,684)	(1,684)	(1,684)
Unrealized net losses on investments, net of income taxes of $260	—	—	—	—	(456)	(456)	(456)
Reclassification adjustment for losses realized in net income, net of income taxes of $27	—	—	—	—	(44)	(44)	(44)

Total comprehensive income							$186,160

Purchase and retirement of common stock	(4,443)	(45)	(11,185)	(152,888)	—	(164,118)
Issuance of common stock under the employee stock purchase plan	82	1	2,578	—	—	2,579
Issuance of common stock upon exercise of stock options	766	8	7,351	—	—	7,359
Tax benefit on stock options exercised	—	—	7,690	—	—	7,690
Dividends declared ($.22 per share)	—	—	—	(21,924)	—	(21,924)

Balance, December 31, 2005	98,580	$986	$268,608	$148,127	$3,967	$421,688

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2005	98,580	$986	$268,608	$148,127	$3,967	$421,688
Comprehensive income:
Net income	—	—	—	236,990	—	236,990	$236,990
Foreign currency translation	—	—	—	—	2,771	2,771	2,771
Unrealized net losses on investments, net of income taxes of $465	—	—	—	—	108	108	108
Reclassification adjustment for losses realized in net income, net of income taxes of $442	—	—	—	—	792	792	792

Total comprehensive income							$240,661

Purchase and retirement of common stock	(2,345)	(23)	(6,389)	(103,322)	—	(109,734)
Issuance of common stock under the employee stock purchase plan	63	—	2,504	—	—	2,504
Issuance of common stock upon exercise of stock options	2,655	27	42,131	—	—	42,158
Stock-based compensation	—	—	24,811	—	—	24,811
Tax benefit on stock options exercised	—	—	32,150	—	—	32,150
Dividends declared ($.24 per share)	—	—	—	(23,726)	—	(23,726)

Balance, December 31, 2006	98,953	$990	$363,815	$258,069	$7,638	$630,512

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2006	2005	2004
Cash flows from operating activities:

Net income	$236,990	$188,344	$169,021

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,147	17,585	16,183
Distribution from unconsolidated affiliate	16,940	—	—
Undistributed earnings of unconsolidated affiliate	—	(15,154)	(15,417)
Undistributed earnings of minority interests	146,962	3,139	408
Payments to partners of LSV	(88,779)	—	—
Provision for losses on receivables	1,210	(280)	100
Tax benefit on stock options exercised	—	7,690	14,034
Stock-based compensation	24,811	—	—
Gain on partial sale of unconsolidated affiliate	(267)	(1,205)	—
Deferred income tax expense	12,520	26,218	19,396
Net realized losses (gains) on investments	399	(87)	(3,840)
Write-off of capitalized software	5,694	4,409	—
Other-than-temporary declines in market value	1,979	—	—
Other	(6,667)	(7,662)	(3,213)
Change in current assets and liabilities:
Decrease (increase) in:
Restricted cash	—	4,136	39,095
Receivables from regulated investment companies	(7,042)	(870)	(2,510)
Receivables	(44,759)	(18,600)	(19,773)
Other current assets	(2,153)	(386)	(1,123)
Increase (decrease) in:
Accounts payable	2,163	(2,461)	(12)
Payable to regulated investment companies	54	(4,098)	(38,797)
Accrued expenses	16,649	15,771	11,026
Deferred revenue	319	(2,052)	1,932

Total adjustments	109,180	26,093	17,489

Net cash provided by operating activities	$346,170	$214,437	$186,510

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2006	2005	2004
Cash flows from investing activities:

Additions to property and equipment	(32,870)	(15,725)	(14,236)
Additions to capitalized software	(73,252)	(67,591)	(36,962)
Purchase of marketable securities	(80,683)	(38,084)	(28,532)
Sale of marketable securities	63,926	4,845	61,829
Partial sale of investment in unconsolidated affiliate	—	—	6,183
Cash received from consolidation of LSV	5,268	—	—
Other	(405)	299	183

Net cash used in investing activities	(118,016)	(116,256)	(11,535)

Cash flows from financing activities:

Payments on long-term debt	(16,551)	(9,556)	(14,388)
Purchase and retirement of common stock	(107,398)	(164,118)	(135,509)
Proceeds from issuance of common stock	43,169	9,938	11,683
Tax benefit on stock options exercised	32,150	—	—
Payment of dividends	(22,704)	(21,283)	(19,748)

Net cash used in financing activities	(71,334)	(185,019)	(157,962)

Net increase (decrease) in cash and cash equivalents	156,820	(86,838)	17,013
Cash and cash equivalents, beginning of year	130,128	216,966	199,953

Cash and cash equivalents, end of year	$286,948	$130,128	$216,966

Interest paid	$4,398	$1,533	$2,233
Income taxes paid	$79,821	$67,231	$69,112

Non-cash financing activities (1)
Dividends declared but not paid	$11,882	$10,860	$10,218

(1)	See Note 1 for other non-cash financing activity related to LSV Employee Group.

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except per-share data)	and Subsidiaries

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

The Company is generally organized around its primary target markets. As of December 31, 2006, the Company’s business segments were: Private Banking and Trust, Investment Advisors, Enterprises, Money Managers, Investments in New Businesses, and LSV Asset Management. Financial information pertaining to the Company’s business segments is included in Note 12.

Effective January 1, 2007, the structure of the Private Banking & Trust and the Investments in New Businesses segments will change to consolidate certain business activities into globally-managed segments. Additional information pertaining to the reorganization of these business segments is included in Note 12.

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

Beginning in January 2006, the Company consolidated the assets, liabilities and operations of LSV and LSV Employee Group in its Consolidated Financial Statements (See Note 2). The Company’s percentage of direct ownership in LSV was approximately 43 percent during 2006. The amount of ownership of the other existing partners, approximately 57 percent, of LSV is included in Minority interest. The Company does not have any ownership interest in LSV Employee Group. Prior to 2006, the Company accounted for LSV using the equity method of accounting.

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

Revenue Recognition

The Company’s principal sources of revenues are: (1) information processing and software servicing fees that are either recurring and primarily earned based upon the number of trust accounts being serviced or non-recurring and based upon project-oriented contractual agreements related to client implementations; (2) asset management, administration and distribution fees earned based upon a contractual percentage of net assets under management or administration; and (3) transaction-based fees for providing securities valuation and trade-execution services. The majority of the Company’s revenues are based on contractual arrangements. Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned. Reimbursements received for out-of-pocket expenses incurred are recorded as revenue. Certain portions of the Company’s revenues require management’s consideration of the nature of the client relationship in determining whether to recognize as revenue the gross amount billed or net amount retained after payments are made to vendors for certain services related to the product or service offering.

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include $110,663 and $55,237 at December 31, 2006 and 2005, respectively, primarily invested in Company-sponsored open-ended money market mutual funds. Cash and cash equivalents at December 31, 2006 includes $71,457 from LSV due to the requirement to consolidate the accounts of LSV.

Restricted Cash

Restricted cash at December 31, 2006 and 2005 includes $10,000 segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers and $250 segregated for regulatory purposes related to trade-execution services conducted by our subsidiary located in the United Kingdom.

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

Marketable Securities

The Company’s non-broker-dealer subsidiaries account for investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are classified as either short or long-term based on the relevant contractual maturity date and are stated at amortized cost. Debt and equity securities classified as available-for-sale are reported at fair value as determined by the most recently traded price of each security at the balance sheet date. Unrealized holding gains and losses, net of income taxes, are reported as a separate component of comprehensive income. SIDCO, the Company’s broker-dealer subsidiary, reports changes in fair value of marketable securities through current period earnings due to specialized accounting practices related to broker-dealers in securities. The specific identification method is used to compute the realized gains and losses on all of the Company’s marketable securities (See Note 5).

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

The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company records all derivatives on its balance sheet at fair value. The Company determines if the instrument qualifies as an effective fair value hedge on the date the derivative is entered into and monitors this determination on an ongoing basis. If the derivative instrument qualifies as an effective fair value hedge according to established accounting guidance, the Company will apply hedge accounting. As of December 31, 2006, hedge accounting does not apply to any of the Company’s derivatives.

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

The Company holds equity derivatives with a notional amount of $11,035 with an expected maturity date in 2007. Additionally, LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $52,883. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal. Net gain (loss) from investments on the accompanying Consolidated Statements of Operations includes net losses of $1,521, $525 and $1,493 in 2006, 2005 and 2004, respectively, from changes in the fair value of derivative instruments.

Capitalized Software

The Company accounts for software development costs in accordance with the guidance established in Statement of

Position 98-1 (SOP 98-1), “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” for development costs associated with software products to be provided in a hosting environment. As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which includes direct external and internal costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages are expensed as incurred. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. The Company capitalized $73,252, $67,591, and $36,962 of software development costs in accordance with SOP 98-1 during 2006, 2005, and 2004, respectively.

Amortization of capitalized software development costs begins when the product is ready for its intended use. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily three to ten years, with a weighted average remaining life of approximately 7.4 years. Amortization expense was $4,214, $2,342, and $2,247 in 2006, 2005, and 2004, respectively, and is included in Depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

In 2006, the Company determined that the front-end component of the SEI Advisor Desktop did not fully satisfy the expected functionality requirements and would require additional investment. Management decided to discontinue any further development work for this front-end component and wrote-off $3,429 of previously capitalized software development costs. Additionally, $2,265 of previously capitalized software development costs related to other discontinued projects associated with the Global Wealth Platform were written-off in 2006. In 2005, the Company wrote-off $3,587 of previously capitalized software development costs, which included $1,922 of unpaid liabilities to the vendor that was directly associated with the amount that was capitalized. As a result, the Company recorded a net charge of $1,665 against earnings.

Goodwill and Other Intangible Asset

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Goodwill is not amortized but is reviewed for impairment annually or more frequently if facts and circumstances warrant a review. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. In the first step, the fair value of each reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company is amortizing its intangible assets on a straight-line basis over eight and a half to ten years (See Notes 2 and 3).

Income Taxes

The Company applies the asset and liability approach to account for income taxes pursuant to Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics (See Note 11).

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

Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations in the periods in which they occur, and are immaterial for each of the years in the three year period ended December 31, 2006.

Fair Value of Financial Instruments

The book value of current assets and current liabilities is considered to be representative of their fair value because of their short maturities. Held-to-maturity securities are stated at amortized cost, which approximates fair value. The book value of long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available for bank loans with similar terms and maturities. The recorded value of these items approximates their fair value at December 31, 2006.

Earnings Per Common Share

The Company calculates earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the combination of the weighted average number of common shares outstanding and the dilutive potential common shares, such as stock options, outstanding during the period. The calculations of basic and diluted earnings per share for 2006, 2005, and 2004 are:

	For the year ended December 31, 2006
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$236,990	98,682	$2.40
Dilutive effect of stock options	—	2,951

Diluted earnings per common share	$236,990	101,633	$2.33

	For the year ended December 31, 2005
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$188,344	100,371	$1.88
Dilutive effect of stock options	—	2,767

Diluted earnings per common share	$188,344	103,138	$1.83

	For the year ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$169,021	103,399	$1.63
Dilutive effect of stock options	—	2,467

Diluted earnings per common share	$169,021	105,866	$1.60

Employee stock options to purchase approximately 1,787,000, 6,754,000, and 4,753,000 shares of common stock, with an average exercise price per share of $58.85, $42.56, and $44.39, were outstanding during 2006, 2005, and 2004, respectively, but not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive (See Note 8).

Stock-Based Compensation

The Company adopted the provisions of SFAS 123(R). SFAS 123(R) replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not restated for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro-forma disclosures.

The Company uses historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Stock-based compensation is amortized over the requisite service periods of the awards, which are generally the vesting periods. The amount of stock-based compensation expense that is recognized in a given period is dependent upon management’s estimate of when the earnings per share targets are expected to be achieved. If this estimate proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed (See Note 8).

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

December 31,	2006	2005
Foreign currency translation	$6,446	$3,675
Unrealized gains on marketable securities, net of income tax expense of $611 and $160	1,192	292

Accumulated other comprehensive income, net	$7,638	$3,967

Statements of Cash Flows

The following non-cash activities are excluded from the Consolidated Statements of Cash Flows for the year ended December 31, 2006: LSV Employee Group purchased a percentage of LSV from two existing partners for a total purchase price of $92,000. LSV Employee Group contributed $9,200 and borrowed the remaining $82,800 (See Note 2).

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which clarifies FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 sets forth a specific recognition threshold and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. It also provides guidance on classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 amends FASB Statement No. 5, “Accounting for Contingencies” by indicating that it no longer applies to accounting for income taxes. The pronouncement is effective for fiscal years beginning after December 15, 2006, thus for the Company’s first quarter of 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective for all financial statements issued for fiscal years beginning after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

The Company has reclassified the categories for revenues and expenses appearing on the Consolidated Statements of Operations. Prior year amounts have been reclassified to conform to the current year presentation. A brief description of the primary revenue and expense categories is as follows:

Revenues:

Asset management, administration and distribution fees – includes revenues recognized for our investment management programs and fund processing services;

Information processing and software servicing fees – includes revenues recognized for our investment processing services; and

Transaction-based and trade execution fees – includes revenues recognized for our trade order management and electronic trading services.

Expenses:

Commissions and fees – includes expenses incurred for commissions and fees paid to third party vendors and the amounts paid which correlate with the amount of revenues the Company earned;

Compensation, benefits, and other personnel - includes expenses incurred for compensation, benefits, stock-based compensation and any other personnel-related costs associated with the Company’s staff;

Consulting, outsourcing and professional fees – includes expenses incurred from third party service providers for operational, developmental or administrative support services; and

Data processing and computer-related – includes expenses incurred for vendor costs for data subscriptions, computer software and maintenance services and any other non-developmental technology service-related costs.

These reclassifications had no impact on the total amount of revenues, expenses or net income recognized by the Company. The Company believes the new classifications of revenues and expenses provide a better representation of the Company’s current operations.

Note 2 – Consolidation of LSV and LSV Employee Group

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

In January 2006, two partners of LSV, excluding the Company, sold in the aggregate an eight percent interest in LSV to LSV Employee Group. The Company entered into a Guaranty Agreement with LSV Employee Group, LaSalle Bank National Association as administrative agent (the Agent), and certain other lenders (see LSV Guaranty Agreement with LSV Employee Group below) in order to facilitate the acquisition of certain partnership interests of LSV by LSV Employee Group. LSV Employee Group obtained financing from the Agent and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement (See LSV Employee Group Term Loan below).

Pursuant to the terms and conditions of the Guaranty Agreement, the Company has agreed to provide an unsecured guaranty to the lenders of all obligations of LSV Employee Group under the Credit Agreement. In the event of default by LSV Employee Group, the lenders have the right to seek payment from the Company of all obligations of LSV Employee Group under the Credit Agreement.

Under FIN 46, LSV Employee Group meets the definition of a variable interest entity and the Company is the primary beneficiary. As a result of this transaction, the Company now has a controlling financial interest in LSV through its direct ownership of LSV and guaranty of LSV Employee Group’s debt. The Company was therefore required to consolidate the assets, liabilities and operations of LSV and LSV Employee Group in its Consolidated Financial Statements beginning in January 2006. The Company’s percentage of direct ownership in LSV was unchanged (approximately 43 percent) as a result of this transaction. The amount of ownership of the other existing partners (approximately 57 percent) of LSV is included in Minority interest. The Company does not have any ownership interest in LSV Employee Group. Prior to 2006, the Company accounted for LSV using the equity method of accounting. The Company’s share of net assets in LSV was reported in Investment in unconsolidated affiliate on the Consolidated Balance Sheets. The Company’s proportionate share in the earnings of LSV was recorded in Equity in the earnings of unconsolidated affiliate as a component of other income on the accompanying Consolidated Statement of Operations.

In accordance with the terms of the Assignment and Purchase Agreement (the Purchase Agreement), LSV Employee Group only receives their percentage interest in the future earnings of LSV from the date of the Purchase Agreement and did not acquire any right to any of the sellers’ remaining undistributed earnings of LSV. A portion of the total purchase price of $92,000 was allocated to identifiable intangible assets that require recognition apart from goodwill. The Company determined that $72,220 related to those identifiable intangible assets and the remaining $19,780 was goodwill. The identifiable intangible assets have an estimated life of ten years and are amortized on a straight-line basis. The Company recognized $7,222 in amortization expense in 2006, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statement of Operations. The remaining net book value of the identifiable intangible assets at December 31, 2006 was $64,998. Amortization expense recognized in the Consolidated Statement of Operations associated with the assets of LSV Employee Group was eliminated through Minority interest and had no impact on net income. The estimated aggregate amortization expense related to the intangible assets for each year from 2007 through 2011 is $7,222.

These tables contain condensed financial information of LSV for the years ended December 31, 2005 and 2004:

Condensed Statement of Operations	2005	2004
Revenues	$197,643	$119,517

Net income	$175,343	$103,452

Condensed Balance Sheet	2005	2004
Cash and cash equivalents	$45,698	$29,962
Accounts receivable, net of allowance for doubtful accounts of $120 and $240	65,312	43,413
Other current assets	135	201
Non-current assets	504	693

Total assets	$111,649	$74,269

Current liabilities	$8,955	$5,556
Partners’ capital	102,694	68,713

Total liabilities and partners’ capital	$111,649	$74,269

The Company received partnership distribution payments from LSV of $93,778, $60,100 and $30,294 in 2006, 2005 and 2004, respectively.

The unaudited pro-forma financial information for the years ended December 31, 2005 and 2004 combines the historical results of the Company and LSV as though the companies had been combined as of the beginning of January 1, 2004. Net income and earnings per share were unchanged due to this transaction but are presented for the purpose of clarification.

Year Ended December 31,	2005	2004
Revenues	$970,650	$811,786
Net income	$363,687	$272,473

Basic earnings per share	$1.88	$1.63
Diluted earnings per share	$1.83	$1.60

Guaranty Agreement with LSV Employee Group

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

Upon the occurrence of an event of default, in addition to the rights of the lenders to seek repayment from LSV Employee Group and exercise all rights as secured creditors against LSV Employee Group, the lenders have the right to seek payment from the Company for the obligations of LSV Employee Group under the Credit Agreement. As recourse for such payment, the Company will be subrogated to the rights of the lenders under the Credit Agreement and the Guaranty Agreement, including the security interest in the pledged interests transferred to LSV Employee Group.

LSV Employee Group Term Loan

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from LaSalle Bank National Association and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan is $82,800. The term loan may be divided into tranches that will bear interest at either (a) LIBOR plus 0.875 percent, or (b) at a base rate, defined as the greater of (i) the Federal Funds Rate plus 0.5 percent or (ii) the prime rate for LaSalle Bank National Association. LSV Employee Group may designate which rate of interest will be applied for each tranche. The principal amount and interest of the term loan are to be paid in quarterly installments. The total outstanding principal balance of the term loan must be paid in full by January 2011. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. As of December 31, 2006, the remaining unpaid principal balance of the term loan was $71,638, of which $9,100 is classified as current and included in Current portion of long-term debt and the remaining $62,538 is included in Long-term debt on the accompanying Consolidated Balance Sheets. LSV Employee Group made principal payments totaling $11,162 during 2006 and made a principal payment of $4,120 in January 2007. The average rate applied to the loan throughout 2006 was 5.99 percent. Interest expense for 2006 on the Consolidated Statements of Operations includes $4,429 in interest costs associated with the borrowings of LSV Employee Group which was eliminated through Minority interest and had no impact on net income. The unpaid principal balance of the term loan at January 31, 2007 was $67,518. The Company currently has no obligation of payment relating to the term loan of LSV Employee Group.

The book value of LSV Employee Group’s long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available for bank loans with similar terms and maturities.

The aggregate maturities of the LSV Employee Group’s long-term debt are scheduled to occur as follows: $9,100 in 2007, $8,400 in 2008, $7,900 in 2009, $7,600 in 2010 and $38,638 in 2011.

Note 3 – Goodwill and Other Intangible Asset

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

The Company identified an intangible asset related to customer contracts that met the contractual-legal criterion for recognition apart from goodwill. The fair value of the intangible asset was determined to be $3,821 with a definite life of eight and a half years. The identified intangible asset is amortized on a straight-line basis. The Company recognized $437 of amortization expense during 2006 and 2005. Prior to 2006, the goodwill and intangible assets were considered embedded within its investment in LSV and reflected as a component of Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets.

	2006	2005
Intangible asset, at cost	$3,821	$3,821
Accumulated amortization	(983)	(546)

Net book value	$2,838	$3,275

The estimated aggregate amortization expense related to the intangible asset for each year from 2007 through 2011 is $437.

Note 4 – Composition of Certain Financial Statement Captions:

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	2006	2005
Trade receivables	$45,242	$29,895
Fees earned, not billed	154,378	65,910
Other receivables	10,109	3,702

	209,729	99,507

Less: Allowance for doubtful accounts	(2,730)	(1,520)

Receivables, net	$206,999	$97,987

Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules. These billing schedules generally provide for fees to be billed on a quarterly basis.

Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various regulated investment companies sponsored by the Company (See Note 13).

Receivables of LSV on the accompanying Consolidated Balance Sheets consist of:

2006
Trade receivables	$10,868
Fees earned, not billed	74,704

85,572

Less: Allowance for doubtful accounts	(480)

LSV Receivables, net	$85,092

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2006	2005
Equipment	$57,746	$63,251
Buildings	98,615	98,235
Land	9,510	9,510
Purchased software	38,564	30,251
Furniture and fixtures	18,563	16,820
Leasehold improvements	5,144	2,961
Construction in progress	15,767	2,685

	243,909	223,713

Less: Accumulated depreciation and amortization	(113,177)	(109,208)

Property and Equipment, net	$130,732	$114,505

Depreciation and amortization expense related to property and equipment for 2006, 2005, and 2004 was $17,032, $14,624, and $13,377.

Other Assets

Other assets consist of long-term prepaid expenses, deposits, investments carried at cost, and various other assets. In 2006, the Company wrote-down an equity investment in a private company carried at cost and classified in Other assets. The amount of the write down was $1,540 and is included in Net loss from investments on the accompanying Consolidated Statements of Operations. Amortization expense for certain other assets for 2006, 2005, and 2004 was $242, $182, and $450, respectively.

Accrued Liabilities

Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2006	2005
Accrued compensation	$68,657	$53,157
Accrued income taxes	15,057	11,487
Accrued dividend payable	11,881	10,859
Accrued sub-advisor and investment officer fees	12,314	10,111
Accrued consulting	10,782	8,719
Other accrued liabilities	56,353	53,360

Accrued liabilities	$175,044	$147,693

Accrued sub-advisor and investment officer fees relates to services provided by fund advisors to Company-sponsored mutual funds and other investment programs.

Accrued income taxes also include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns (See Note 11).

Note 5 – Marketable Securities:

Investments Available For Sale

Investments available for sale of the Company’s non-broker-dealer subsidiaries classified as non-current assets consist of:

	For the Year ended December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Company-sponsored mutual funds	$61,618	$268	$—	$61,886
Non-company-sponsored mutual funds	208	—	—	208
Equity securities	8,061	1,535	—	9,596

	$69,887	$1,803	$—	$71,690

	For the Year Ended December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Company-sponsored mutual funds	$42,890	$—	$(1,274)	$41,616
Non-company-sponsored mutual funds	2,324	9	—	2,333
Equity securities	8,966	1,717	—	10,683

	$54,180	$1,726	$(1,274)	$54,632

Net unrealized holding gains were $1,192 (net of income tax expense of $611) and $292 (net of income tax expense of $160) at December 31, 2006 and December 31, 2005, respectively, and are reported as separate components of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

The Company recognized gross realized gains from available-for-sale securities of $2,302, $595, and $5,347, in 2006, 2005 and 2004, respectively, and gross realized losses from available-for-sale securities of $14 in 2004. There were no realized losses from available-for-sale securities in 2006 and 2005.

The Company has an investment in a Company-sponsored mutual fund in order to satisfy applicable regulatory requirements of SPTC. This investment had been in an unrealized loss position for longer than one year. In 2006, the Company wrote down this investment to its fair market value. The write-down amounted to $1,979 and was due to a decline in the fair value which was considered to be other than temporary. The write-down is included in Net loss from investments on the accompanying Consolidated Statements of Operations.

Held-to-Maturity Securities

At December 31, 2006, the Company had investments in federal agency mortgage-backed securities. The Company acquired these securities in order to satisfy certain regulatory requirements associated with the operations of SPTC. The securities had a cost basis of $4,617 and contractual maturity dates in 2020 and 2021 and are reported as Investments held to maturity on the accompanying Consolidated Balance Sheets. Gross realized gains in 2006 from held-to-maturity securities were minimal and resulted from principal prepayments. The recorded value of these securities approximates their fair value.

Securities Owned

At December 31, 2006, the Company’s broker-dealer subsidiary, SIDCO, had investments in U.S. Treasury securities reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. Net gain (loss) from investments on the accompanying Consolidated Statements of Operations includes net gains of $362 in 2006 from changes in the fair value of the securities. The securities have a fair value of $16,431 and mature in 2007.

Note 6 - Lines of Credit:

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

The Company had no borrowings under the Credit Facility and was in compliance with all covenants during 2006. The Company incurred $306, $303, and $447 in commitment fees relating to the current and since expired lines of credit during 2006, 2005, and 2004, respectively, and is reflected in Interest expense on the accompanying Consolidated Statements of Operations.

On January 14, 2003, the Company’s Canadian subsidiary entered into a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility became effective immediately and has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The facility, when utilized, accrues interest at the effective rate of interest announced by the lending institution, which is generally in accordance with rates on Canadian dollar commercial loans made in Canada. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility at December 31, 2006 and was in compliance with all covenants during 2006.

Note 7 - Long-term Debt:

On February 24, 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20 percent Senior Notes, Series A, and $15,000 of 7.27 percent Senior Notes, Series B (collectively, the Notes), in a private offering with certain financial institutions. The Notes are unsecured with final maturities ranging from 10 to 15 years. The proceeds from the Notes were used to repay the outstanding balance on the Company’s line of credit at that date. The Note Purchase Agreement, as amended, contains various covenants, including limitations on indebtedness, maintenance of minimum net worth levels, and restrictions on certain investments. In addition, the Note Purchase Agreement limits the Company’s ability to merge or consolidate, and to sell certain assets. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The remaining unpaid principal balance of the Notes at December 31, 2006 was $9,000, of which $4,000 is classified as current. The Company made its scheduled payment of $4,000 in February 2007 which included the final payment for the Series A Senior Notes.

In June 2001, the Company entered into a $25,000 Term Loan Agreement (the Agreement) with a separate lending institution and borrowed the full amount in August 2001. The Company made its final payment of $1,389 in March 2006.

The book value of long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available to the Company for bank loans with similar terms and maturities. The Company was in compliance with all covenants associated with its long-term debt during 2006.

Interest expense relating to the Company’s long-term debt was $725, $1,221, and $1,591 for the years ended December 31, 2006, 2005, and 2004, respectively.

The aggregate maturities of the Company’s long-term debt are scheduled to occur as follows: $4,000 in 2007 and $1,000 in each year from 2008 through 2012.

The Company’s long-term debt includes the borrowings of LSV Employee Group (See Note 2).

Note 8 - Shareholders’ Equity:

Stock-Based Compensation

The Company currently has one active equity compensation plan, the 1998 Equity Compensation Plan (the 1998 Plan), pursuant to which grants of stock may be made to employees, consultants and directors of the Company. The 1998 Plan provides for the grant of incentive stock options and non-qualified stock options, restricted stock, stock appreciation rights, and performance units. The Company’s Board of Directors has reserved an aggregate 20,222,000 shares for grant under the 1998 Plan and has only granted non-qualified stock options. Stock options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire ten years from the date of grant. The Company maintains an on-going annual grant program under which all employees are eligible for consideration. Stock options granted have performance vesting conditions based on the attainment of certain earnings per share targets established at the date of grant. Earnings per share targets are calculated exclusive of stock-based compensation expense, net of tax. The first performance condition determines vesting of 50 percent of the options, and a second performance condition determines the vesting of the remaining 50 percent of the options. The performance conditions are measured annually on December 31. Options granted prior to 2006 also could vest in their entirety seven years from the date of grant. The Company believes that awarding stock options with performance-based vesting schedules better aligns the interests of stockholders and employees.

On December 14, 2005, the Company’s Compensation Committee of the Board of Directors recommended and the Company’s Board of Directors approved the acceleration of vesting of certain out-of-the-money unvested options to purchase shares of common stock of the Company with an exercise price greater than $38.55, the closing price of the Company’s common stock on such date, held by current employees, executive officers and directors of the Company. A total of 4,438,000 options with exercise prices ranging between $41.45 and $50.00 became immediately exercisable. The other terms of the accelerated options remain unchanged. The acceleration of vesting of these out-of-money options was undertaken primarily to eliminate compensation expense the Company would otherwise have recognized in its Statement of Operations with respect to these options with the implementation of SFAS 123(R) which became effective for the Company on January 1, 2006.

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

Prior to 2006, the Company accounted for its stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Beginning with the first quarter of 2006, the Company adopted SFAS 123(R). The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option-pricing model is affected by the price of the Company’s common stock as well as other variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock exercise behaviors, risk-free interest rate and expected dividends. The Company primarily uses historical data to estimate the variables used in the option-pricing model except expected volatility. The Company uses a combination of historical and implied volatility in accordance with Staff Accounting Bulletin No. 107, “Share-Based Payment.” SFAS 123(R) also requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Stock-based compensation is amortized over the requisite service periods of the awards, which are generally the vesting periods. The amount of stock-based compensation expense that is recognized in a given period is dependent upon management’s estimate of when the earnings per share targets are expected to be achieved. If this estimate proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed.

The weighted average fair value of the Company’s stock options granted during 2006, 2005 and 2004 were $24.60, $19.34 and $20.57, respectively, using the following assumptions:

	2006	2005	2004
Expected term (in years)	7.20	7.80	7.00
Expected volatility	31.67%	42.04%	44.46%
Expected dividend yield	0.41%	0.57%	0.48%
Risk-free interest rate	4.64%	4.43%	3.93%

The Company recognized $24,811 ($16,704, or $0.17 basic and $0.16 diluted earnings per share, net of deferred tax benefit of $8,107) of stock-based compensation expense in its Consolidated Financial Statements in 2006, which includes $9,024 ($5,961 after tax, or $0.06 basic and diluted earnings per share) of stock-based compensation expense as a result of a change in management’s estimate of when the earnings per share targets would be met. As of December 31, 2006, there was approximately $61,585 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense

2007	$24,491
2008	11,948
2009	11,674
2010	3,919
2011	3,840
2012	3,786
2013	1,927

$61,585

Prior to the adoption of SFAS 123(R), all tax benefits for deductions resulting from the exercise of stock options were presented as operating cash flows on the Consolidated Statement of Cash Flows. SFAS 123(R) requires the benefits of tax deductions to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

The following table presents the pro-forma effects on net income and earnings per common share for the years ended December 31, 2005 and 2004 if the Company had recognized compensation expense relating to its employee stock options under the provision of SFAS 123:

Year Ended December 31,	2005	2004
Net Income:
As reported	$188,344	$169,021
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects (1)	(41,842)	(14,274)

Pro forma	$146,502	$154,747

Basic earnings per common share
As reported	$1.88	$1.63
Pro forma	$1.46	$1.50

Diluted earnings per common share
As reported	$1.83	$1.60
Pro forma	$1.42	$1.46

(1)	For the year ended December 31, 2005, includes incremental expense of $28,357 (net of related tax effects) associated with the acceleration of vesting of out-of-money options in December 2005.

This table presents certain information relating to the Company’s stock option plans for 2006, 2005, and 2004:

	Number of Shares	Weighted Avg. Price

Balance as of December 31, 2003	14,489,000	$23.51
Granted	2,524,000	41.76
Exercised	(1,350,000)	6.97
Expired or canceled	(456,000)	32.57

Balance as of December 31, 2004	15,207,000	$27.73
Granted	2,259,000	38.48
Exercised	(771,000)	9.84
Expired or canceled	(417,000)	33.79

Balance as of December 31, 2005	16,278,000	$29.92
Granted	1,787,000	58.92
Exercised	(2,655,000)	15.88
Expired or canceled	(753,000)	35.75

Balance as of December 31, 2006	14,657,000	$35.70

Exercisable as of December 31, 2006	8,625,000	$31.66

Available for future grant as of December 31, 2006	3,061,000	—

As of December 31, 2005 and 2004, there were 9,457,000 and 5,736,000 shares exercisable, respectively. The expiration dates for options at December 31, 2006 range from April 24, 2007 to December 13, 2016 with a weighted average remaining contractual life of 6.5 years.

Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2006 was $88,235. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $349,735 and $240,634, respectively. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of December 31, 2006 and the exercise price of the shares. The market value of the Company’s common stock as of December 29, 2006 was $59.56 as reported by the Nasdaq Stock Market, Inc.

This table summarizes information relating to all options outstanding at December 31, 2006:

	Options Outstanding at December 31, 2006			Options Exercisable at December 31, 2006
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Number Of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)

$ 3.25 - $ 28.90	2,736,000	$15.15	2.3	2,716,000	$15.06	2.3
29.42 - 29.56	3,875,000	29.49	6.5	1,937,000	29.49	6.5
30.01 - 42.33	2,472,000	37.66	8.7	189,000	32.95	7.0
42.86 - 46.64	2,933,000	43.05	7.0	2,895,000	43.01	7.0
50.00 - 59.21	2,641,000	56.09	8.0	888,000	50.00	4.0

	14,657,000			8,625,000

The Company has elected the “short-cut” method to calculate the historical pool of windfall tax benefits as permitted by FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” As of December 31, 2006, there was $102,665 available in the pool of windfall tax benefits.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 7,800,000 shares for issuance under this plan. At December 31, 2006, 5,416,000 cumulative shares have been issued.

Common Stock Buyback

The Board of Directors has authorized the purchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,153,365. Through December 31, 2006, a total of 120,931,000 shares at an aggregate cost of $1,111,110 have been purchased and retired. The Company purchased 2,345,000 shares at a cost of $109,734 during 2006.

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

Dividends

On May 24, 2006, the Board of Directors declared a cash dividend of $.12 per share on the Company’s common stock, which was paid on June 22, 2006, to shareholders of record on June 8, 2006. On December 13, 2006, the Board of Directors declared a cash dividend of $.12 per share on the Company’s common stock, which was paid on January 19, 2007, to shareholders of record on January 3, 2007.

The dividends declared in 2006, 2005, and 2004 were $23,726, $21,924, and $20,527, respectively. The Board of Directors has indicated its intention to pay future dividends on a semiannual basis.

Note 9 - Employee Benefit Plan:

The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $4,164, $3,804, and $3,404 to the Plan in 2006, 2005, and 2004, respectively.

Note 10 - Commitments and Contingencies:

The Company leases certain of its facilities, data processing equipment, and software under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its data processing equipment. Rent expense was $17,977, $13,437, and $12,728 in 2006, 2005, and 2004, respectively.

The aggregate noncancellable minimum commitments at December 31, 2006, other than those related to the lines of credit and long-term debt, are:

2007	$10,769
2008	7,180
2009	4,017
2010	3,907
2011	2,155
2012 and thereafter	12,402

$40,430

In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2006 and 2005 related to these indemnifications.

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

Note 11 - Income Taxes:

The federal and state income tax provision is summarized as follows:

Year Ended December 31,	2006	2005	2004
Current
Federal	$97,832	$73,101	$71,032
State	7,068	4,888	4,371
Foreign	4,346	2,658	1,311

	109,246	80,647	76,714

Deferred, including current deferred
Federal	12,767	20,668	16,030
State	(247)	5,550	3,366

	12,520	26,218	19,396

Total income taxes	$121,766	$106,865	$96,110

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than a year.

The effective income tax rate differs from the Federal income tax statutory rate due to the following:

Year Ended December 31,	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	1.5	2.3	1.9
Foreign tax expense and tax rate differential	0.1	—	0.1
Research and development tax credit	(0.9)	(1.1)	(1.2)
Valuation allowance on capital losses, PA loss carryforwards and other, net	(1.8)	—	0.5

	33.9%	36.2%	36.3%

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $27,831 at December 31, 2006. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation, including the availability, or lack thereof, of foreign tax credits to reduce a portion of the U.S. liability.

The Company has unutilized foreign tax credits of $2,097 at December 31, 2006, of which $366 will expire on December 31, 2015 and the remaining $1,731 will expire on December 31, 2016.

Deferred income taxes for 2006, 2005, and 2004 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items comprising the deferred income tax provision are:

Year Ended December 31,	2006	2005	2004
Difference in financial reporting and income tax depreciation methods	$(562)	$(287)	$3,318
Reserves not currently deductible	989	1,048	1,391
Capitalized software currently deductible for tax purposes, net of amortization	22,170	21,294	12,150
State deferred income taxes	(161)	3,608	2,188
Revenue and expense recognized in different periods for financial reporting and income tax purposes	(276)	975	315
Stock-based compensation expense	(8,518)	—	—
Other, net	(1,122)	(420)	34

	$12,520	$26,218	$19,396

The net deferred income tax liability is comprised of:

Year Ended December 31,	2006	2005
Current deferred income taxes:
Gross assets	$15,931	$7,318
Gross liabilities	—	—

	15,931	7,318

Long-term deferred income taxes:
Gross assets	20,468	9,862
Gross liabilities	(86,223)	(58,989)

	(65,755)	(49,127)
Valuation allowance	(10,393)	(9,862)

	(76,148)	(58,989)

Net deferred income tax liability	$(60,217)	$(51,671)

The valuation allowance against deferred tax assets at December 31, 2006 and 2005 are related to capital losses, foreign tax credit carryovers and net operating losses from certain domestic and foreign subsidiaries. Certain state tax statutes significantly limit the utilization of net operating losses for domestic subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries. During 2006, management concluded an analysis which determined that a portion of the Pennsylvania net operating loss carryforward could be used to offset future tax liabilities.

The tax effect of significant temporary differences representing deferred tax assets (liabilities) is:

Year Ended December 31,	2006	2005
Difference in financial reporting and income tax depreciation methods	$(7,967)	$(8,610)
Reserves not currently deductible	1,428	1,195
Capitalized software currently deductible for tax purposes, net of amortization	(79,341)	(50,086)
State deferred income taxes	1,667	3,515
Revenue and expense recognized in different periods for financial reporting and income tax purposes	3,739	2,603
Unrealized holding gain on investments	(611)	(160)
Stock-based compensation expense	10,532	—
State net operating loss carryforward	10,075	—
Other, net	261	(128)

Net deferred income tax liability	$(60,217)	$(51,671)

Note 12 – Business Segment Information:

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

The Company reorganized its business segments in 2006 to better align new and existing solutions and corresponding processes and also began a process to consolidate certain business activities into new, globally-managed segments when deemed appropriate. The following changes were made to the business segments in 2006: the global institutional business within the Investments in New Businesses segment is included in the Enterprises segment, the franchise offering within the Investment Advisors segment is included in the Investments in New Businesses segment, and the registered mutual fund processing business within the Private Banking and Trust segment is now included in the Money Managers segment. For comparability, the prior period’s results have been reclassified to reflect the realignment of the business segments.

As a result of consolidating the operations of LSV in 2006, LSV will be reported as a business segment. The operating results of LSV were previously reported in Equity in the earnings of unconsolidated affiliate and were not included in any business segment. The Company’s reportable business segments are:

Private Banking and Trust – provides investment processing and investment management programs to banks and other trust institutions located in the United States and Canada;

Investment Advisors – provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States;

Enterprises – provides investment management programs and administrative outsourcing solutions for retirement plan sponsors and not-for-profit organizations globally;

Money Managers – provides fund investment processing and institutional and separate account operations outsourcing solutions to banks, investment managers and mutual fund companies located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds;

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

In 2006, one client accounted for approximately 11 percent of the revenues of the Private Banking and Trust segment and another client accounted for approximately 25 percent of the revenues of the Investments in New Businesses segment.

In 2007, the structure of two of the Company’s business segments will change to consolidate certain business activities into globally-managed segments. The investment management programs and services offered to global private banks of the Investments in New Businesses segment will move to the Private Banking & Trust segment effective January 1, 2007. Additionally, the names of three of our business segments will be changing in 2007. The Private Banking & Trust business segment will be renamed as Private Banks, the Enterprises business segment will be renamed as Institutional Investors, and the Money Managers business segment will be renamed as Investment Managers.

The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2006, 2005, and 2004:

2006	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	LSV	Total
Revenues	$283,191	$225,716	$164,962	$118,964	$91,795	$291,121	$1,175,749
Expenses (1)	183,727	111,907	106,377	90,799	118,253	178,727	789,790

Operating profit (loss)	$99,464	$113,809	$58,585	$28,165	$(26,458)	$112,394	$385,959
Profit margin	35%	50%	36%	24%	(29)%	39%	33%

2005	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	LSV	Total
Revenues	$266,129	$203,423	$132,013	$103,272	$68,170	$—	$773,007
Expenses	168,773	87,857	89,022	85,595	95,909	—	527,156

Operating profit (loss)	$97,356	$115,566	$42,991	$17,677	$(27,739)	$—	$245,851

Profit margin	37%	57%	33%	17%	(41)%	—	32%

2004	Private Banking and Trust	Investment Advisors	Enterprises	Money Managers	Investments In New Businesses	LSV	Total
Revenues	$262,839	$180,220	$96,636	$104,673	$47,901	$—	$692,269
Expenses	158,255	77,349	67,152	79,025	70,885	—	452,666

Operating profit (loss)	$104,584	$102,871	$29,484	$25,648	$(22,984)	$—	$239,603

Profit margin	40%	57%	31%	25%	(48)%	—	35%

(1)	For the year ended December 31, 2006, the Investments in New Businesses segment includes $5,234 of minority interest of other shareholders relating to a joint venture. LSV includes $153,381 of minority interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income before income taxes in the Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004 is as follows:

Year Ended December 31,	2006	2005	2004
Total operating profit from segments above	$385,959	$245,851	$239,603

Corporate overhead expenses	(38,842)	(33,898)	(30,153)
LSV Employee Group (2)	(7,281)	—	—
Net (loss) gain from investments	(2,378)	87	3,848
Equity in earnings of unconsolidated affiliate	—	74,818	45,711
Interest and dividend income	13,521	8,367	4,545
Interest expense	(5,464)	(1,524)	(2,112)
Other income	1,588	1,508	3,689
Minority interest of LSV Employee Group (3)	11,653	—	—

Income before taxes	$358,756	$295,209	$265,131

(2)	Amortization costs of intangible assets and certain other assets of LSV Employee Group (See Note 2).
(3)	For the year ended December 31, 2006, includes $7,281 in amortization costs, $57 in interest income and $4,429 in interest expense from the consolidation of the accounts of LSV Employee Group. The total of these items, a net expense of $11,653, is included in Minority interest since the Company does not have any ownership interest in LSV Employee Group.

The following tables provide additional information for the years ended December 31, 2006, 2005, and 2004 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures			Depreciation and Amortization
Year Ended December 31,	2006	2005	2004	2006	2005	2004
Private Banking and Trust	$51,950	$41,565	$27,673	$11,628	$9,246	$8,828
Investment Advisors	21,345	16,969	9,212	3,001	2,352	2,453
Enterprises	10,461	7,976	4,408	1,241	1,221	749
Money Managers	6,553	5,476	2,941	1,946	1,812	1,376
Investments in New Businesses	9,475	6,457	4,319	2,485	1,600	1,636
LSV	210	—	—	747	—	—

Total from business segments	$99,994	$78,443	$48,553	$21,048	$16,231	$15,042
LSV Employee Group	—	—	—	7,281	—	—
Corporate Overhead (3)	6,128	4,873	2,645	818	1,354	1,141

	$106,122	$83,316	$51,198	$29,147	$17,585	$16,183

Year Ended December 31,	Stock-Based Compensation
	2006 (4)	2005	2004
Private Banking and Trust	$6,315	$—	$—
Investment Advisors	4,158	—	—
Enterprises	3,776	—	—
Money Managers	2,838	—	—
Investments in New Businesses	4,831	—	—
LSV	—	—	—
Corporate Overhead (3)	2,893	—	—

	$24,811	$—	$—

	Total Assets
	2006	2005	2004
Private Banking and Trust	$198,944	$162,433	$152,476
Investment Advisors	96,594	81,834	104,730
Enterprises	71,665	55,251	48,265
Money Managers	66,110	52,571	46,104
Investments in New Businesses	147,488	93,747	70,125
LSV	157,366	—	—

Total from business segments	$738,167	$445,836	$421,700
LSV Employee Group	85,045	—	—
Corporate Overhead (3) (5)	256,493	211,311	193,775

	$1,079,705	$657,147	$615,475

(3)	Corporate overhead expenses primarily consist of corporate units such as executive management, accounting, regulatory compliance, corporate marketing and other general administrative costs not directly associated with a reportable business segment for internal financial reporting purposes.
(4)	The Company adopted the provisions of SFAS 123(R) beginning in 2006 (See Note 8).
(5)	Unallocated assets primarily consist of cash and cash equivalents, deferred tax assets, and certain other shared services assets.

The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2006	2005	2004
United States	$1,042,511	$664,907	$618,457
International operations	133,238	108,100	73,812

	$1,175,749	$773,007	$692,269

The following table presents assets based on their location:

	2006	2005	2004
United States	$968,791	$557,281	$539,677
International operations	110,914	99,866	75,798

	$1,079,705	$657,147	$615,475

Note 13 - Related Party Transactions:

The Company, either by itself or through its wholly-owned subsidiaries, is a party to Investment Advisory and Administration Agreements with regulated investment companies (RICs) and other company-sponsored investment products which are administered by the Company. These investment products are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, the Company receives a fee for providing investment advisory, administrative, and accounting services. The investment advisory and administration fee is a fixed percentage, referred to as basis points, of the average daily net assets, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $391,104, $340,939, and $307,439, in 2006, 2005, and 2004, respectively. The Company is also a party to various agreements with several RICs which are advised and/or administered by the Company. The Company receives a fee for providing shareholder, administrative and distribution services pursuant to the provisions of various Rule 12b-1 Plans adopted by the RICs. These fees totaled $57,335, $48,476, and $43,906 in 2006, 2005, and 2004, respectively. A portion of the transaction costs incurred by the RICs for securities transactions are directed to the Company’s broker-dealer subsidiary in its capacity as an introducing broker-dealer. The Company recognized $2,419, $2,744, and $2,273 in commissions during 2006, 2005, and 2004, respectively.

Note 14 - Quarterly Financial Data (Unaudited):

	For the Three Months Ended
2006	March 31	June 30	Sept. 30	Dec. 31
Revenues	$277,133	$285,018	$298,084	$315,514
Income before income taxes	$86,740	$85,238	$88,724	$98,054
Net income	$54,906	$57,911	$60,549	$63,624
Basic earnings per common share	$.56	$.59	$.61	$.64
Diluted earnings per common share	$.54	$.57	$.60	$.62

In 2006, our effective income tax rates were 36.7 percent in the first quarter, 32.1 percent in the second quarter, 31.8 percent in the third quarter and 35.1 percent in the fourth quarter.

2005	For the Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
Revenues	$185,681	$190,080	$193,659	$203,587
Income before income taxes	$68,833	$69,364	$76,677	$80,335
Net income	$43,709	$44,184	$49,196	$51,255
Basic earnings per common share	$.43	$.44	$.49	$.52
Diluted earnings per common share	$.42	$.43	$.48	$.50

SEI INVESTMENTS COMPANY AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Description		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:

2006	$1,520	$1,210	$—	$—	$2,730
2005	1,800	—	—	(280)	1,520
2004	1,700	100	—	—	1,800

Deferred income tax valuation allowance:

2006(1)	$9,862	$—	$6,375	$(5,844)	$10,393
2005	9,369	—	493	—	9,862
2004	8,514	855	—	—	9,369
(1)	The addition to the deferred income tax valuation allowance is a result recent Pennsylvania legislation which increased the annual limitation of the usage of net operating loss carryforwards and increased foreign tax credit carryforwards. The deduction to the deferred income tax valuation allowance is a result of an increase in the projected usage of the Pennsylvania net operating loss carryforward to offset deferred tax liabilities.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

ALFRED P. WEST, JR., 64, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.

ROBERT F. CRUDUP, 59, has been an employee of the Company since 1987. Mr. Crudup has been an Executive Vice President since January 2001.

KARL F. DASHER, 37, has been an employee of the Company since February 1994. Mr. Dasher has been Chief Investment Officer since February 2004 and an Executive Vice President since May 2006.

KATHY C. HEILIG, 48, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999. Ms. Heilig was Treasurer from May 1997 to May 2005.

N. JEFFREY KLAUDER, 54, has been Executive Vice President and General Counsel of the Company since August 2004. Prior to May 2000 and from September 2003 until August 2004, Mr. Klauder was a partner of Morgan Lewis & Bockius, LLP, a law firm, and from May 2000 until September 2003, Mr. Klauder was Managing Director and General Counsel of Safeguard Scientifics, Inc., an information technology and life sciences company.

EDWARD D. LOUGHLIN, 56, has been an employee of the Company since September 1979. Mr. Loughlin has been an Executive Vice President since May 1993 and a Senior Vice President since January 1988.

DENNIS J. MCGONIGLE, 46, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and a Senior Vice President since May 1995.

STEPHEN G. MEYER, 42, has been an employee of the Company since November 1992. Mr. Meyer has been an Executive Vice President since December 2006 and a Senior Vice President since December 2005.

JOSEPH P. UJOBAI, 45, has been an employee of the Company since May 1998. Mr. Ujobai has been an Executive Vice President since May 2003 and a Senior Vice President since January 2001.

WAYNE M. WITHROW, 51, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and a Senior Vice President since January 1994. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.

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

The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2006. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	14,263,871	$36.49	3,061,188
Equity compensation plans not approved by security holders (2)	392,750	7.03	—

Total	14,656,621	$35.70	3,061,188

(1)	Consists of: (i) the Amended and Restated 1998 Equity Compensation Plan, (ii) the SEI Investments Company Stock Option Plan, and (iii) the SEI Investments Company Stock Option Plan for Non-Employee Directors.
(2)	Consists solely of the SEI Investments Company 1997 Stock Option Plan (the “1997 Plan”). In December 1997, our Board of Directors adopted the 1997 Plan. At the time of its initial approval, the 1997 Plan was not submitted to, nor was it required to be submitted to, our shareholders for approval. The 1997 Plan was terminated by our Board of Directors in May 1998, and no further options may be granted under the 1997 Plan. However, options granted under the 1997 Plan prior to its termination continue in effect under the terms of the grant and the 1997 Plan. No officers or employee members of the Board of Directors of the Company or its affiliates were eligible to receive grants under the 1997 Plan.

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

With respect to grants other than automatic grants to non-employee directors, the Compensation Committee has the authority to determine the individuals who will receive grants, the type of grant, the number of shares and the terms of the grant, the time the grants will be made and the duration of any exercise or restriction period, and to deal with any other matters arising under the 1998 Plan.

Options granted under the 1998 Plan may be “incentive stock options,” which are intended to qualify with the requirements of Section 422 of the Code, and “nonqualified stock options” which are not intended to so qualify. Options are granted under the 1998 Plan with an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire ten years from the date of grant. Stock options granted have performance vesting conditions based on the attainment of certain earnings per share targets established at the date of grant. The first performance condition determines vesting of 50 percent of the options, and a second performance condition determines the vesting of the remaining 50 percent of the options. The performance conditions are measured annually on December 31. Options granted prior to 2006 also could vest in their entirety seven years from the date of grant.

In addition to any discretionary grants which may be made to non-employee members of the Board of Directors under the 1998 Plan, the 1998 Plan also provides that non-employee directors receive automatic grants of non-qualified stock options. Each non-employee director who first becomes a member of the Board of Directors after the effective date of the 1998 Plan receives a non-qualified stock option to purchase 8,000 shares. In addition, each non-employee director receives an annual non-qualified stock option to purchase 4,000 shares pursuant to the 1998 Plan. The exercise prices for these options are equal to the fair market value of the Company’s stock on the date of grant, the term is ten years from the date of grant, and the options become exercisable ratably over the first four anniversaries of the date of grant (unless otherwise determined by the Compensation Committee).

If a change of control of the Company occurs, unless the Board of Directors determines otherwise, all outstanding stock options and stock appreciation rights will become fully exercisable, the restrictions and conditions on all outstanding restricted stock will lapse, and grantees holding performance units will receive a payment in settlement of the performance unit, in an amount determined by the Compensation Committee, based on the grantee’s target payment for the performance period and the portion of the performance period that precedes the change of control. Upon a change of control in which the Company is not the surviving corporation (or survives as a subsidiary of another corporation), unless the Board of Directors determines otherwise, all outstanding stock options and stock appreciation rights will be assumed by, or replaced with comparable options or rights by, the surviving corporation. The Board of Directors may also provide in the event of a change of control that grantees will (i) surrender their outstanding options in exchange for cash or Company stock in an amount equal to the difference between the exercise price for options, or the base amount for stock appreciation rights, and the fair market value of the stock, or (ii) terminate outstanding options and stock appreciation rights after giving grantees the right to exercise such grants. The Compensation Committee may limit the application of the change of control provisions to a grantee if certain conditions exist.

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

As of December 31, 2006, options to acquire 14,091,000 shares were outstanding under the 1998 Plan, out of a total of 20,222,000 shares of common stock reserved for issuance under the 1998 Plan. A total of approximately 3,061,000 shares of common stock remain available for issuance under the 1998 Plan for future grants.

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

The 1997 Plan only authorized the granting of nonqualified stock options. All employees (except officers and employee members of the Board of Directors) of the Company or its affiliates, consultants who perform services for the Company or its affiliates, and directors who are not employees of the Company were eligible to receive grants under the 1997 Plan. With respect to grants other than to non-employee directors, the Compensation Committee had the authority to determine the individuals who would receive grants, the number of shares and the terms of the grant, the time the grants would be made and the duration of any exercise period, and deal with any other matters arising under the 1997 Plan.

All options that were granted under the 1997 Plan to employees and consultants were granted at the fair market value of the Company’s common stock on the date of grant, become exercisable ratably upon the attainment of specific diluted earnings per share targets or in their entirety after seven years from the date of grant, and expire ten years from the date of grant.

The 1997 Plan provided that non-employee members of the Board of Directors would receive automatic grants of nonqualified stock options. Each non-employee director who first became a member of the Board of Directors after the effective date of the 1997 Plan, but before the termination of the 1997 Plan, received a non-qualified stock option to purchase 8,000 shares. In addition, each non-employee director received a non-qualified stock option to purchase 4,000 shares pursuant to the 1997 Plan. The exercise prices for these options were equal to the fair market value of the Company’s stock on the date of grant, the term is ten years from the date of grant, and the options became exercisable ratably over the first four anniversaries of the date of grant (unless otherwise determined by the Compensation Committee).

If the Company is consolidated or merged into another corporation, each optionee with an outstanding option under the 1997 Plan will receive, upon exercise of the option, the same consideration as other shareholders of the Company received in connection with the transaction. If all or substantially all of the assets of the Company are sold or exchanged (other than by merger or consolidation), each optionee will have the right to exercise the option in full within ten days after the Compensation Committee provides notice of the right to exercise the option, and any portion of the option not exercised will lapse.

As of December 31, 2006, options to acquire 393,000 shares were outstanding under the 1997 Plan, out of a total of 2,286,000 shares of common stock reserved for issuance under the 1997 Plan.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2006 and 2005
Consolidated Statements of Operations — For the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Shareholders’ Equity and Comprehensive Income — For the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows — For the years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements
Schedule II — Valuation and Qualifying Accounts and Reserves – For the years ended December 31, 2006, 2005, and 2004

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

SEI INVESTMENTS COMPANY

Date	February 23, 2007	By	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date	February 23, 2007	By	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Chairman of the Board,
Chief Executive Officer, and Director

Date	February 23, 2007	By	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date	February 23, 2007	By	/s/ Richard B. Lieb
Richard B. Lieb
Director

Date	February 23, 2007	By	/s/ William M. Doran
William M. Doran
Director

Date	February 23, 2007	By	/s/ Henry H. Porter, Jr.
Henry H. Porter, Jr.
Director

Date	February 23, 2007	By	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date	February 23, 2007	By	/s/ Sarah W. Blumenstein
Sarah W. Blumenstein
Director

Date	February 23, 2007	By	/s/ Howard D. Ross
Howard D. Ross
Director

Date	February 23, 2007	By	/s/ Thomas W. Smith
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

10.1	Stock Option Plan, Amended, Restated and Renewed as of February 11, 1997. (Incorporated by reference to exhibit 99(a) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.1.1*	Amendment 2006-1 to the Stock Option Plan, Amended, Restated and Renewed as of February 11, 1997.

10.2	1997 Stock Option Plan. (Incorporated by reference to exhibit 99(b) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.2.1*	Amendment 2006-1 to the 1997 Stock Option Plan.

10.3	1997 Option Share Deferral Plan. (Incorporated by reference to exhibit 99(c) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.4	1998 Equity Compensation Plan, Amended and Restated as of April 8, 2003. (Incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-111224) filed December 16, 2003.)

10.4.1*	Amendment 2006-1 to the 1998 Equity Compensation Plan, Amended and Restated as of April 8, 2003.

10.5	Employee Stock Purchase Plan as Amended and Restated on October 15, 1997. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.6	SEI Capital Accumulation Plan. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-41343) filed December 2, 1997.)

10.7	Stock Option Plan for Non-Employee Directors. (Incorporated by reference to exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.)

10.7.1	Amendment 1997-1 to the Stock Option Plan for Non-Employee Directors. (Incorporated by reference to exhibit 10.5.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.7.2	1997 Option Share Deferral Plan for Non-Employee Directors. (Incorporated by reference to exhibit 99(d) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.8	Employment Agreement, dated May 25, 1979, between Alfred P. West, Jr. and the Registrant. (Incorporated by reference to exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.)

10.9*	Employment Agreement, dated June 25, 2004, between N. Jeffrey Klauder and the Registrant.

10.11	Directors and Officers Liability Insurance Policy. (Incorporated by reference to exhibit 10.9 to the Registrant’s Registration Statement on Form S-8 (No. 2-78133) filed June 25, 1982.)

10.17	Note Purchase Agreement, dated as of February 24, 1997, with respect to the issuance by the Registrant of $20,000,000 7.20% Senior Notes, Series A, due February 24, 2007, and $15,000,000 7.27% Senior Notes, Series B, due February 24, 2012. (Incorporated by reference to exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.17.1	First Amendment, dated December 15, 1998, to Note Purchase Agreement, dated February 24, 1997. (Incorporated by reference to exhibit 10.17.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.17.2	Second Amendment, dated February 19, 2003, to Note Purchase Agreement, dated February 24, 1997. (Incorporated by reference to exhibit 10.17.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

10.18	Term Loan Agreement, dated June 26, 2001 between Firstar Bank, National Association and the registrant. (Incorporated by reference to exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.)

10.18.1	First Amendment to the Loan Agreement, dated September 15, 2003, between SEI Investments Company and U.S. Bank National Association. (Incorporated by reference to exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.)

10.18.2	Second Amendment to the Loan Agreement, dated January 31, 2004, between SEI Investments Company and U.S. Bank National Association. (Incorporated by reference to exhibit 10.19.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

10.18.3	Third Amendment to the Loan Agreement, dated January 20, 2006, between SEI Investments Company and U.S. Bank National Association. (Incorporated by reference to exhibit 10.18.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.20	$200,000 Credit Agreement, dated September 14, 2004, among SEI Investments Company, the lenders thereto, JP Morgan Chase Bank, Wachovia Bank, National Association, Bank of America, N.A., Manufacturers and Traders Trust Company and PNC Bank, National Association. (Incorporated by reference to exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2004.)

10.20.1	First Amendment, dated January 24, 2006, to $200,000 Credit Agreement, dated September 14, 2004. (Incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 30, 2006.)

10.21	Guaranty and Collateral Agreement, dated as of January 24, 2006 by and among SEI Investments Company, LSV Employee Group, LLC, the Grantors party thereto and LaSalle Bank National Association as Administrative Agent (including the underlying Credit Agreement dated as of January 24, 2006 by and among LSV Employee Group, LLC, LSV Asset Management, the Lenders party thereto and LaSalle Bank National Association as Administrative Agent to which the Guaranty and Collateral Agreement relates). (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2006.)

10.22	Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.22.1	First Amendment, dated June 15, 2005 to Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.22.2	Second Amendment, dated February 20, 2006 to Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

14	Code of Ethics for Senior Financial Officers. (Incorporated by reference to exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

21*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Accountants. (Incorporated by reference to exhibit 23.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

31.1*	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2*	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.

99	Miscellaneous exhibit. (Incorporated by reference to exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

99.1	Financial Statements of LSV Asset Management. (Incorporated by reference to exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.