Form 10-Q
period 2007-03-31
SEI INVESTMENTS CO
filed 2007-05-03
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2007: 99,113,174 shares of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	March 31, 2007	December 31, 2006
Assets

Current Assets:

Cash and cash equivalents	$271,485	$286,948
Restricted cash	10,250	10,250
Receivables from regulated investment companies	36,586	37,600
Receivables, net of allowance for doubtful accounts of $2,853 and $2,730 (Note 4)	214,283	206,999
Securities owned	16,558	16,431
Deferred income taxes	17,514	15,931
Other current assets	12,779	12,314

Total Current Assets	579,455	586,473

Property and Equipment, net of accumulated depreciation and amortization of $117,598 and $113,177 (Note 4)	134,435	130,732

Capitalized Software, net of accumulated amortization of $25,996 and $25,235	197,044	180,014

Investments Available for Sale	75,560	71,690

Investments Held to Maturity	4,553	4,617

Goodwill (Notes 2 and 3)	22,842	22,842

Intangible Assets, net of accumulated amortization of $10,119 and $8,205 (Notes 2 and 3)	65,922	67,836

Other Assets	16,903	15,501

Total Assets	$1,096,714	$1,079,705

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	March 31, 2007	December 31, 2006
Liabilities and Shareholders’ Equity

Current Liabilities:

Current portion of long-term debt	$9,800	$13,100
Accounts payable	10,898	7,119
Payable to regulated investment companies	—	258
Accrued liabilities (Note 4)	127,354	175,044
Deferred revenue	303	606

Total Current Liabilities	148,355	196,127

Long-term Debt	62,719	67,538

Deferred Income Taxes	79,871	76,148

Minority Interest	117,269	109,380

Other Long-term Liabilities (Note 12)	10,091	—

Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Common stock, $.01 par value, 750,000 shares authorized; 98,813 and 98,953 shares issued and outstanding	988	990
Capital in excess of par value	390,596	363,815
Retained earnings	278,892	258,069
Accumulated other comprehensive income, net	7,933	7,638

Total Shareholders’ Equity	678,409	630,512

Total Liabilities and Shareholders’ Equity	$1,096,714	$1,079,705

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months
	Ended March 31,
		2007		2006
Revenues:
Asset management, administration and distribution fees		$256,398		$213,712
Information processing and software servicing fees		54,232		50,246
Transaction-based and trade execution fees		12,095		13,175

Total revenues		322,725		277,133
Expenses:
Commissions and fees		42,637		35,638
Compensation, benefits and other personnel		84,278		75,679
Consulting, outsourcing and professional fees		20,879		18,078
Data processing and computer related		10,767		8,598
Facilities, supplies and other costs		17,560		15,035
Depreciation and amortization		7,425		7,254

Total expenses		183,546		160,282
Income from operations		139,179		116,851
Net loss from investments		(316)		(242)
Interest and dividend income		4,051		2,654
Interest expense		(1,261)		(1,155)
Minority interest		(40,734)		(32,956)
Other		—		1,588

Net income before income taxes		100,919		86,740
Income taxes		37,542		31,834

Net income		63,377		54,906

Other comprehensive income, net of tax:
Foreign currency translation adjustments		(166)		599
Unrealized holding gain (loss) on investments:
Unrealized holding gains (losses) during the period net of income tax (expense) benefit of $(368) and $227	461		(393)
Less: reclassification adjustment for losses realized in net income, net of income tax benefit of $88	—	461	156	(237)

Other comprehensive income		295		362

Comprehensive income		$63,672		$55,268

Basic earnings per common share		$.64		$.56

Diluted earnings per common share		$.62		$.54

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months
	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$63,377	$54,906
Adjustments to reconcile net income to net cash provided by operating activities	(4,668)	45,503

Net cash provided by operating activities	58,709	100,409

Cash flows from investing activities:
Additions to property and equipment	(8,399)	(5,557)
Additions to capitalized software	(17,791)	(19,365)
Purchase of marketable securities	(3,419)	(142)
Sale of marketable securities	65	1,073
Cash received from consolidation of LSV	—	5,268

Net cash used in investing activities	(29,544)	(18,723)

Cash flows from financing activities:
Payments on long-term debt	(8,119)	(5,389)
Purchase and retirement of common stock	(47,631)	(31,944)
Proceeds from issuance of common stock	15,271	4,395
Tax benefit on stock options exercised	7,732	4,942
Payment of dividends	(11,881)	(10,859)

Net cash used in financing activities	(44,628)	(38,855)

Net (decrease) increase in cash and cash equivalents	(15,463)	42,831
Cash and cash equivalents, beginning of period	286,948	130,128

Cash and cash equivalents, end of period	$271,485	$172,959

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(all figures are in thousands except per share data)

Note 1. Summary of Significant Accounting Policies

Nature of Operations

SEI Investments Company (the Company), a Pennsylvania corporation, provides investment processing, fund processing, and investment management business outsourcing solutions to corporations, financial institutions, financial advisors, and affluent families in the United States, Canada, the United Kingdom, continental Europe, and other various locations throughout the world. Investment processing solutions utilize the Company’s proprietary software system to track investment activities in multiple types of investment accounts, including personal trust, corporate trust, institutional trust, and non-trust investment accounts, thereby allowing banks and trust companies to outsource trust and investment related activities. Revenues from investment processing solutions are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations, except for fees earned associated with trade execution services.

The fund processing solution offers a full range of administration and distribution support services to mutual funds, collective trust funds, hedge funds, fund of funds, private equity funds and other types of investment funds. Administrative services include fund accounting, trustee and custodial support, legal support, transfer agency and shareholder servicing. Distribution support services range from market and industry insight and analysis to identifying distribution opportunities. Revenues from fund processing solutions are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.

Investment management programs consist of Company-sponsored mutual funds, alternative investments and separate accounts. These include a series of money market, equity, fixed-income and alternative investment portfolios, primarily in the form of registered investment companies. The Company serves as the administrator and investment advisor for many of these products. Revenues from investment management programs are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.

Effective January 1, 2007, the Company changed the names of three of its business segments. The Private Banking and Trust business segment was renamed as Private Banks, the Enterprises business segment was renamed as Institutional Investors, and the Money Managers business segment was renamed as Investment Managers. Additionally, the structure of two of the Company’s business segments changed on January 1, 2007. The investment management programs and services offered to global private banks of the Investments in New Businesses segment was moved to the Private Banks segment. Further information pertaining to the Company’s new business segments is included in Note 11.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2006. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three month periods ended March 31, 2007 and 2006. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Beginning in January 2006, the Company consolidated the assets, liabilities and operations of LSV and LSV Employee Group in its Consolidated Financial Statements (See Note 2). The Company’s percentage of direct ownership in LSV was approximately 43 percent during 2006 and 2007. The amount of ownership of the other existing partners, approximately 57 percent, of LSV is included in Minority interest. The Company does not have any ownership interest in LSV Employee Group.

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

Revenue Recognition

The Company’s principal sources of revenues are: (1) asset management, administration and distribution fees earned based upon a contractual percentage of net assets under management or administration; (2) information processing and software servicing fees that are either recurring and primarily earned based upon the number of trust accounts being serviced or non-recurring and based upon project-oriented contractual agreements related to client implementations; and (3) transaction-based fees for providing securities valuation and trade-execution services. The majority of the Company’s revenues are based on contractual arrangements. Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned. Reimbursements received for out-of-pocket expenses incurred are recorded as revenue. Certain portions of the Company’s revenues require management’s consideration of the nature of the client relationship in determining whether to recognize as revenue the gross amount billed or net amount retained after payments are made to vendors for certain services related to the product or service offering.

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents includes $90,720 and $110,663 at March 31, 2007 and December 31, 2006, respectively, primarily invested in Company-sponsored open-ended money market mutual funds.

Restricted Cash

Restricted cash at March 31, 2007 and December 31, 2006 includes $10,000 segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers and $250 segregated for regulatory purposes related to trade-execution services conducted by our subsidiary located in the United Kingdom.

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

The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Company records all derivatives on its balance sheet at fair value. The Company determines if the instrument qualifies as an effective fair value hedge on the date the derivative is entered into and monitors this determination on an ongoing basis. If the derivative instrument qualifies as an effective fair value hedge according to established accounting guidance, the

Company will apply hedge accounting. As of March 31, 2007, hedge accounting does not apply to any of the Company’s derivatives.

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

The Company holds equity derivatives with a notional amount of $11,561 and an expected maturity date in 2007. Additionally, LSV Employee Group entered into two interest rate swap agreements in 2006 to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $50,203. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal. The Company recognized net losses of $445 and $465 in the three month periods ended March 31, 2007 and 2006, respectively, from changes in the fair value of derivative instruments. These losses are reflected in Net loss from investments on the accompanying Consolidated Statements of Operations.

Capitalized Software

The Company accounts for software development costs in accordance with the guidance established in Statement of Position 98-1 (SOP 98-1) “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” for development costs associated with software products to be provided in a hosting environment. As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which includes direct external and internal costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages are expensed as incurred. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. The Company capitalized $17,791 and $19,365 of software development costs in accordance with SOP 98-1 during the three months ended March 31, 2007 and 2006, respectively.

Amortization of capitalized software development costs begins when the product is placed into service. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily two to ten years, with a weighted average remaining life of approximately 7.3 years. Amortization expense was $761 and $1,274 during the three months ended March 31, 2007 and 2006, respectively.

In the first quarter of 2006, the Company determined that software purchased from third party vendors that was capitalized as part of the development of a new platform did not satisfy all of the expected functionality requirements. As a result, the Company wrote-off $625 of previously capitalized software development costs and recorded the amount of the write-off as a charge against earnings in the first quarter of 2006. There were no capitalized software development costs written off in the first quarter of 2007.

Goodwill and Other Intangible Asset

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Goodwill is not amortized but is reviewed for impairment annually or more frequently if facts and circumstances warrant a review. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. In the first step, the fair value of each reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

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

The Company adopted the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations (See Note 12).

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

Fair Value of Financial Instruments

The book value of current assets and current liabilities is considered to be representative of their fair value because of their short maturities. Held-to-maturity securities are stated at amortized cost, which approximates fair value. The book value of long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available to the Company for bank loans with similar terms and maturities. The recorded value of these items approximates their fair value at March 31, 2007.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment.” SFAS 123(R) replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro-forma disclosures (See Note 8).

Earnings per Share

The Company calculates earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the combination of the weighted average number of common shares outstanding and the dilutive potential common shares, such as stock options, outstanding during the period. The calculations of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 are:

	For the Three Month Period Ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$63,377	98,957	$.64

Dilutive effect of stock options	—	3,394

Diluted earnings per common share	$63,377	102,351	$.62

	For the Three Month Period Ended March 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$54,906	98,758	$.56

Dilutive effect of stock options	—	2,553

Diluted earnings per common share	$54,906	101,311	$.54

Employee stock options to purchase 1,806,000 and 6,705,000 shares of common stock, with an average exercise price of $59.04 and $42.56, were outstanding during the three month periods ended March 31, 2007 and 2006, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

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

	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Investments	Accumulated Other Comprehensive Gains
Beginning balance (Dec. 31, 2006)	$6,446	$1,192	$7,638
Current period change	(166)	461	295

Ending balance (March 31, 2007)	$6,280	$1,653	$7,933

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2007	2006
Net income	$63,377	$54,906
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	7,425	7,254
Distribution from unconsolidated affiliate	—	16,940
Undistributed earnings of minority interests	40,734	32,956
Payments to partners of LSV	(32,322)	—
Stock-based compensation	6,517	4,487
Gain on partial sale of unconsolidated affiliate	—	(267)
Provision for losses on receivables	121	655
Deferred income tax expense	1,772	4,724
Net realized losses on investments	316	242
Write-off of capitalized software	—	625
Change in other long-term liabilities	10,091	—
Other	(2,211)	(1,570)
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	1,014	(1,351)
Receivables	(7,405)	(5,647)
Other current assets	(465)	(1,438)
Increase (decrease) in
Accounts payable	3,779	1,588
Payable to regulated investment companies	(258)	(186)
Accrued liabilities	(33,473)	(13,693)
Deferred revenue	(303)	184

Total adjustments	(4,668)	45,503

Net cash provided by operating activities	$58,709	$100,409

Supplemental disclosures of cash paid/received during the three months ended March 31 are as follows:

	2007	2006
Interest paid	$1,533	$643
Interest and dividends received	4,295	2,555
Income taxes paid	7,848	2,428

The following non-cash activities are excluded from the Consolidated Statements of Cash Flows for the three months ended March 31, 2006. LSV Employee Group purchased a percentage of LSV from two existing partners for a total purchase price of $92,000. LSV Employee Group contributed $9,200 and borrowed the remaining $82,800 (See Note 2).

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

In February 2007, the FASB issued FASB Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2. LSV and LSV Employee Group

The Company has an investment in the general partnership LSV, a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-adviser for a number of Company-sponsored mutual funds. The Company’s total partnership interest in LSV was approximately 43 percent during 2006 and 2007. LSV Employee Group is owned by several current employees of LSV and was formed in January 2006 for the sole purpose of owning a partnership interest in LSV. The Company does not own any interest in LSV Employee Group.

In January 2006, two partners of LSV, excluding the Company, sold in the aggregate an eight percent interest in LSV to LSV Employee Group. The Company entered into a Guaranty Agreement with LSV Employee Group, LaSalle Bank National Association as administrative agent (the Agent), and certain other lenders in order to facilitate the acquisition of certain partnership interests of LSV by LSV Employee Group. LSV Employee Group obtained financing from the Agent and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement (See LSV Employee Group Term Loan below).

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

Under FIN 46, LSV Employee Group meets the definition of a variable interest entity and the Company is the primary beneficiary. As a result of this transaction, the Company has a controlling financial interest in LSV through its direct ownership of LSV and guaranty of LSV Employee Group’s debt. The Company therefore consolidated the assets, liabilities and operations of LSV and LSV Employee Group in its Consolidated Financial Statements beginning in January 2006. The Company’s percentage of direct ownership in LSV was unchanged (approximately 43 percent) as a result of this transaction. The amount of ownership of the other existing partners (approximately 57 percent) of LSV is included in Minority interest.

In accordance with the terms of the Assignment and Purchase Agreement (the Purchase Agreement), LSV Employee Group only receives their percentage interest in the future earnings of LSV from the date of the Purchase Agreement and did not acquire any right to any of the sellers’ remaining undistributed earnings of LSV. Initially, the Company determined that the entire purchase price of $92,000 was goodwill. In late 2006, the Company revised its determination and allocated a portion of the total purchase price to identifiable intangible assets that require recognition apart from goodwill. The Company determined that $72,220 related to those identifiable intangible assets and the remaining $19,780 was goodwill. The identifiable intangible assets have an estimated life of ten years and are amortized on a straight-line basis. The Company recognized $1,805 in amortization expense in the first quarter of 2007 and 2006, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statement of Operations. The amount of amortization expense in the first quarter of 2006 was revised for the identification of intangible assets. Amortization expense recognized in the Consolidated Statement of Operations associated with the assets of LSV Employee Group was eliminated through Minority interest and had no impact on net income.

	March 31, 2007	December 31, 2006
Intangible asset, at cost	$72,220	$72,220
Accumulated amortization	(9,027)	(7,222)

Net book value	$63,193	$64,998

LSV Employee Group Term Loan

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from LaSalle Bank National Association and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan is $82,800. The principal amount and interest of the term loan are paid in quarterly installments. The total outstanding principal balance of the term loan must be paid in full by January 2011. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. As of March 31, 2007, the remaining unpaid principal balance of the term loan was $67,519, of which $8,800 is classified as current and included in Current portion of long-term debt and the remaining $58,719 is included in Long-term debt on the accompanying Consolidated Balance Sheets. LSV Employee Group made a principal payment of $4,120 during the first quarter 2007. Interest expense for the three months ended March 31, 2007 and 2006 on the Consolidated Statements of Operations includes $1,051 and $850, respectively, in interest costs associated with the borrowings of LSV Employee Group which was eliminated through Minority interest and had no impact on net income.

LSV Employee Group made a principal payment of $4,897 in April 2007. The remaining unpaid principal balance of the term loan at April 30, 2007 was $62,622. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group.

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

The Company identified an intangible asset related to customer contracts that met the contractual-legal criterion for recognition apart from goodwill. The fair value of the intangible was determined to be $3,821 with a definite life of eight and a half years. The identified intangible asset is amortized on a straight-line basis. The Company recognized $109 of amortization expense in the first quarter of 2006 and 2007, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

	March 31, 2007	December 31, 2006
Intangible asset, at cost	$3,821	$3,821
Accumulated amortization	(1,092)	(983)

Net book value	$2,729	$2,838

Note 4. Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2007	December 31, 2006
Trade receivables	$50,440	$45,242
Fees earned, not billed	163,412	154,378
Other receivables	3,284	10,109

	217,136	209,729
Less: Allowance for doubtful accounts	(2,853)	(2,730)

	$214,283	$206,999

Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules. These billing schedules generally provide for fees to be billed on a quarterly basis.

Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various regulated investment companies sponsored by the Company.

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2007	December 31, 2006
Equipment	$58,874	$57,746
Buildings	114,965	98,615
Land	9,517	9,510
Purchased software	39,424	38,564
Furniture and fixtures	19,004	18,563
Leasehold improvements	5,279	5,144
Construction in progress	4,970	15,767

	252,033	243,909

Less: Accumulated depreciation and amortization	(117,598)	(113,177)

Property and Equipment, net	$134,435	$130,732

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2007	December 31, 2006
Accrued income taxes	$25,403	$15,057
Accrued compensation	22,363	68,657
Accrued consulting	14,118	10,782
Accrued sub-advisor and investment officer fees	12,566	12,314
Other accrued liabilities	52,904	68,234

Total accrued liabilities	$127,354	$175,044

Accrued sub-advisor and investment officer fees relates to services provided by fund advisors to Company-sponsored mutual funds and other investment programs.

Note 5. Marketable Securities

Investments Available for Sale

Investments available for sale of the Company’s non-broker-dealer subsidiaries consist of:

	As of March 31, 2007
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$61,623	$520	$—	$62,143
Non-company-sponsored mutual funds	3,689	51	—	3,740
Equity securities	7,616	2,061	—	9,677

	$72,928	$2,632	$—	$75,560

	As of December 31, 2006
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$61,618	$268	$—	$61,886
Non-company-sponsored mutual funds	208	—	—	208
Equity securities	8,061	1,535	—	9,596

	$69,887	$1,803	$—	$71,690

The net unrealized holding gains at March 31, 2007 were $1,653 (net of income tax expense of $979) and at December 31, 2006 were $1,192 (net of income tax expense of $611) and are reported as a separate component of Accumulated other comprehensive gains on the accompanying Consolidated Balance Sheets.

During the three months ended March 31, 2006, the Company recognized gross realized gains from available-for-sale securities of $220. There were no realized gains recognized during the three months ended March 31, 2007. These gains are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations. There were no realized losses recognized during the three months ended March 31, 2007 and 2006.

Held-to-Maturity Securities

At March 31, 2007 and December 31, 2006, the Company had investments in federal agency mortgage-backed securities. The Company acquired these securities in order to satisfy certain regulatory requirements associated with the operations of SPTC. The securities had a cost basis of $4,553 and $4,617 at March 31, 2007 and December 31, 2006 and are reported as Investments held to maturity on the accompanying Consolidated Balance Sheets. The recorded value of these securities approximates their fair value.

Securities Owned

At March 31, 2007 and December 31, 2006, the Company’s broker-dealer subsidiary, SIDCO, had investments in U.S. Treasury securities reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $16,558 and $16,431 at March 31, 2007 and December 31, 2006, respectively. The change in fair value recognized in the first quarter of 2007 was $127. The change in fair value recognized in the first quarter of 2006 was minimal.

Note 6. Lines of Credit

The Company has a three-year $200,000 Credit Agreement (the Credit Facility) which expires on September 14, 2007, at which time any aggregate principal amount of loans outstanding becomes payable in full. The Credit Facility contains various covenants, including, but not limited to, limitations of indebtedness, maintenance of fixed charge and leverage ratios, and restrictions on certain investments. None of these covenants negatively affect the Company’s liquidity or capital resources. The Company was in compliance with all covenants associated with the Credit Facility during the three month period ended March 31, 2007. During the three month period ended March 31, 2007, the Company had no borrowings under the Credit Facility.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the three months ended March 31, 2007.

Note 7. Long-term Debt

In February 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 of 7.20 percent Senior Notes, Series A, and $15,000 of 7.27 percent Senior Notes, Series B (collectively, the Notes), in a private offering with certain financial institutions. The Note Purchase Agreement, which was subsequently amended, contains various covenants. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $4,000 in February 2007 which included the final payment for the Series A Senior Notes. The remaining unpaid principal balance of the Notes at March 31, 2007 was $5,000, of which $1,000 is classified as current.

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

On April 3, 2007, the Company’s Board of Directors approved the 2007 Equity Compensation Plan (the 2007 Plan), subject to the approval of the shareholders of the Company. If approved by the shareholders, the 2007 Plan would become effective June 1, 2007. The 2007 Plan provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights with respect to up to 10 million shares of common stock of the Company, subject to adjustment for stock splits, reclassifications, mergers and other events. Permitted grantees under the 2007 Plan include employees, non-employee directors and consultants who perform services for the Company and its subsidiaries. The plan will be administered by the Compensation Committee of the Board of

Directors of the Company. Upon effectiveness of the 2007 Plan, no further grants would be granted under the 1998 Plan.

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

The Company recognized $6,517 ($4,193, or $.04 basic and diluted earnings per share, net of deferred tax benefit of $2,324) and $4,487 ($2,705, or $.03 basic and diluted earnings per share, net of deferred tax benefit of $1,782) of stock-based compensation expense in its Consolidated Financial Statements in the first quarter of 2007 and 2006, respectively. As of March 31, 2007, there was approximately $55,871 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2007	$18,700
2008	11,951
2009	11,716
2010	3,857
2011	3,857
2012	3,815
2013	1,975

$55,871

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the first quarter of 2007 was $21,679. The total options outstanding as of March 31, 2007 was 13,965,000.

Note 9. Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,203,365, including an additional authorization on March 15, 2007 for $50,000. Through March 31, 2007, a total of 121,675,000 shares at an aggregate cost of $1,156,406 have been purchased and retired. The Company purchased 744,000 shares at a total cost of $45,296 during the three months ended March 31, 2007.

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

Effective January 1, 2007, the Company changed the names of three of its business segments. The Private Banking & Trust business segment was renamed as Private Banks, the Enterprises business segment was renamed as Institutional Investors, and the Money Managers business segment was renamed as Investment Managers. Additionally, the structure of two of the Company’s business segments changed on January 1, 2007. The investment management programs and services offered to global private banks of the Investments in New Businesses segment was moved to the Private Banks segment. For comparability, the prior period’s results have been reclassified to reflect the realignment of the business segments.

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

Investment Managers – provides investment processing and operational outsourcing solutions to investment managers, fund companies and banking institutions located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds;

Investments in New Businesses – provides investment management programs to affluent families residing in the United States and Europe both directly and through the SEI Wealth Network®; and

LSV Asset Management – is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2007 and 2006. Management evaluates Company assets on a consolidated basis during interim periods.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended March 31, 2007 and 2006.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total

	For the Three Month Period Ended March 31, 2007
Revenues	$97,738	$61,563	$46,629	$33,994	$1,630	$81,171	$322,725
Expenses (1)	77,993	29,374	28,173	24,902	4,852	49,897	215,191

Operating profit (loss)	$19,745	$32,189	$18,456	$9,092	$(3,222)	$31,274	$107,534

Profit margin	20%	52%	40%	27%	N/A	39%	33%

(1)	The Private Banks segment includes $920 of minority interest of other shareholders relating to a joint venture. LSV includes $42,672 of minority interest of the other partners of LSV.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total

	For the Three Month Period Ended March 31, 2006
Revenues	$88,302	$55,297	$38,528	$27,285	$1,687	$66,034	$277,133
Expenses (2)	64,532	26,217	24,450	22,473	5,560	40,938	184,170

Operating profit (loss)	$23,770	$29,080	$14,078	$4,812	$(3,873)	$25,096	$92,963

Profit margin	27%	53%	37%	18%	N/A	38%	34%

(2)	The Private Banks segment includes $1,323 of minority interest of other shareholders relating to a joint venture. LSV includes $34,293 of minority interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the quarters ended March 31, 2007 and 2006 is as follows:

	2007	2006
Total operating profit from segments above	$107,534	$92,963

Corporate overhead expenses	(10,127)	(9,922)
Minority interest reflected in segments	43,592	35,616
LSV Employee Group (1)	(1,820)	(1,806)

Income from operations	$139,179	$116,851

(1)	For the three months ended March 31, 2007 and 2006, includes $1,805 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the three months ended March 31, 2007 and 2006 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2007	2006	2007	2006
Private Banks	$16,199	$14,347	$3,572	3,355
Investment Advisors	5,905	4,983	770	768
Institutional Investors	1,255	2,382	357	321
Investment Managers	1,666	1,532	419	493
Investments in New Businesses	296	238	84	73
LSV	403	10	212	169

Total from business segments	$25,724	$23,492	$5,414	$5,179

LSV Employee Group	—	—	1,820	1,817
Corporate Overhead	466	1,430	191	258

	$26,190	$24,922	$7,425	$7,254

Note 12. Income Taxes

The Company files a consolidated federal income tax return and income tax returns with various states. Certain subsidiaries of the Company file tax returns in foreign jurisdictions. The Company’s federal income tax return is not currently under examination; however, certain prior year tax returns of the Company’s domestic and foreign subsidiaries are under examination by state and foreign tax authorities. The Company is no longer subject to U.S. federal income tax examination for years before 2003 and is no longer subject to state, local or foreign income tax examinations by tax authorities for years before 2000.

The Company has not recognized any material increase or decrease in tax liability for unrecognized tax benefits as a result of the implementation of FIN 48. The Company’s total unrecognized tax benefit as of January 1, 2007 and March 31, 2007 was $11,275 and $11,721, respectively, of which approximately $10,980 and $11,026 would affect the effective tax rate if the Company were to recognize the tax benefit. The portion that is anticipated to be paid within 12 months is included in current taxes payable and the remaining amount of $10,091 is included in Other long-term liabilities as of March 31, 2007 on the accompanying Consolidated Balance Sheets. The amount of unrecognized tax benefit that relates to items in which the related statute of limitation is scheduled to expire within 12 months is $809.

The Company classifies interest and penalties recognized associated with uncertain tax positions as a component of income tax expense. As of January 1, 2007 and March 31, 2007, the Company had accrued approximately $1,817 and $1,312 of interest and penalties associated with our uncertain tax positions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at March 31, 2007 and 2006, the consolidated results of operations for the three months ended March 31, 2007 and 2006 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Our outsourcing business solutions consist mainly of investment processing, fund processing, and investment management. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of March 31, 2007, through our subsidiaries and partnerships in which we have a significant interest, we administer $382.4 billion in mutual fund and pooled assets, manage $190.0 billion in assets, and operate from more than 20 offices in over a dozen countries.

In January 2007, we changed the names of three of our business segments. The Private Banking & Trust business segment was renamed as Private Banks, the Enterprises business segment was renamed as Institutional Investors, and the Money Managers business segment was renamed as Investment Managers. Additionally, we reorganized the structure of two of our business segments. The investment management programs and services offered to global private banks of the Investments in New Businesses segment was moved to the Private Banks segment. For comparability, the prior period’s results have been reclassified to reflect the realignment of these two business segments.

The Company’s reportable business segments are:

Private Banks - provides investment processing and investment management programs to banks and trust institutions worldwide;

Investment Advisors - provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States;

Institutional Investors - provides investment management programs and administrative outsourcing solutions to retirement plan sponsors and not-for-profit organizations worldwide;

Investment Managers - provides investment processing and operational outsourcing solutions to investment managers, fund companies and banking institutions located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds;

Investments in New Businesses - provides investment management programs to affluent families residing in the United States and Europe both directly and through the SEI Wealth Network®; and

LSV Asset Management - is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

Financial Results

Revenues, Expenses and Income from Operations by business segment for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 were as follows:

	For the Three Month Period Ended March 31,
	2007	2006	Percent Change

Revenues:

Private Banks	$97,738	$88,302	11%
Investment Advisors	61,563	55,297	11%
Institutional Investors	46,629	38,528	21%
Investment Managers	33,994	27,285	25%
Investments in New Businesses	1,630	1,687	(3%)
LSV	81,171	66,034	23%

Total revenues	$322,725	$277,133	16%

Expenses:

Private Banks	$77,993	$64,532	21%
Investment Advisors	29,374	26,217	12%
Institutional Investors	28,173	24,450	15%
Investment Managers	24,902	22,473	11%
Investments in New Businesses	4,852	5,560	(13%)
LSV	49,897	40,938	22%

Total expenses	$215,191	$184,170	17%

Income from business segments:

Private Banks	$19,745	$23,770	(17%)
Investment Advisors	32,189	29,080	11%
Institutional Investors	18,456	14,078	31%
Investment Managers	9,092	4,812	89%
Investments in New Businesses	(3,222)	(3,873)	(17%)
LSV	31,274	25,096	25%

Total income from business segments	$107,534	$92,963	16%

Corporate overhead	(10,127)	(9,922)	2%
LSV Employee Group (1)	(1,820)	(1,806)	1%
Minority interest reflected in segments (2) (3)	43,592	35,616	22%

Income from operations	$139,179	$116,851	19%

(1)	Primarily relates to amortization costs of identifiable intangible assets.
(2)	For the three months ended March 31, 2007, includes $42,672 of minority interest of the other partners of LSV and $920 of minority interest of other shareholders relating to a joint venture.
(3)	For the three months ended March 31, 2006, includes $34,293 of minority interest of the other partners of LSV and $1,323 of minority interest of other shareholders relating to a joint venture.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances	As of March 31,		Percent Change
(In millions)	2007	2006
Assets invested in equity and fixed-income programs	$162,022	$132,998	22%
Assets invested in collective trust fund programs	13,017	14,316	(9)%
Assets invested in liquidity funds	14,938	12,804	17%

Assets under management	189,977	160,118	19%

Client proprietary assets under administration	192,384	171,463	12%

Assets under management and administration	$382,361	$331,581	15%

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

Consolidated Summary

Consolidated revenues increased $45.6 million, or 16 percent in the three month period ended March 31, 2007 compared to the same period a year ago. Revenue growth was primarily driven by higher asset-based fees from improved capital markets and sales of new business. Net income increased $8.5 million, or 15 percent in the three month period ended March 31, 2007 compared to the corresponding period a year ago. Diluted earnings per share were $.62 in the three month period ended March 31, 2007 compared to $.54 in the three month period ended March 31, 2006. The increase in operating income was primarily attributable to an increase in revenues. Operating income and margins were negatively impacted by increased spending related to the development of the necessary infrastructure to deliver and support new company strategies and solutions as well as spending related to the continued development of the Global Wealth Platform.

In our opinion, the following items had a significant impact on our financial results for the three month periods ended March 31, 2007 and 2006:

•

Revenue and profit growth in the LSV business segment was primarily driven by higher asset-based fees. Revenues earned by LSV were $81.2 million in the three months ended March 31, 2007 compared to $66.0 million in the prior year comparable period. Our proportionate share in the earnings of LSV was $31.3 million for the first quarter of 2007 compared to $25.1 million for the same period in 2006, an increase of $6.2 million or 25 percent. These increases to the revenues and profits of LSV were mainly driven by an increased level of assets under management as a result of stronger capital markets.

•

Our Institutional Investors and Investment Managers business segments recorded increased revenues and profits from improved capital markets and sales of new business. Favorable capital market conditions increased the value of assets we manage or administer for our existing clients, resulting in an increase in our base revenues across these segments.

•

Revenues and profit growth in our Investment Advisors business segment improved due to improved capital markets and positive cash receipts in late 2006 and early 2007 from new and existing advisor relationships.

•	Our Private Banks business segment recorded increased revenues from improved capital markets as well as asset funding from existing investment management clients.

•

We continued to make significant expenditures for the development of our Global Wealth Platform as we progress through the development phase of this platform. The majority of these costs are eligible for capitalization; however, a portion is not eligible and is expensed as incurred. We capitalized $17.8 million in the first quarter of 2007 compared to $19.4 million in the comparable period of 2006 in software development costs for this platform. We expect to incur significant development costs throughout the remainder of 2007.

•

Consolidated operating margins were negatively affected by increased spending for the development of the necessary infrastructure to deliver and support new company strategies and solutions and to service new clients. A substantial portion of these costs relate to personnel and third-party service providers.

•	We continued our stock repurchase program during 2007 and purchased approximately 744,000 shares at an average price of approximately $61 per share in the first quarter of 2007.

Business Segments

Private Banks

	For the Three Months Ended March 31,
	2007	2006	Percent Change

Revenues:
Information processing and software servicing fees	$51,389	$48,444	6%
Asset management, administration & distribution fees	36,024	30,209	19%
Transaction-based and trade execution fees	10,325	9,649	7%

Total revenues	$97,738	$88,302	11%

Revenues increased $9.4 million, or 11 percent, compared to the prior year corresponding period and were primarily affected by:

•	Increased assets under management caused by improved capital market conditions and additional asset funding from new and existing global investment management clients; and

•	An increase in recurring revenues in our ASP and BSP solutions from new clients and cross-sales of other services to existing clients.

Operating margins decreased to 20 percent, compared to 27 percent in the same period a year ago. Operating income decreased by $4.1 million, or 17 percent, compared to the prior year comparable period and was primarily affected by:

•	Increased direct expenses associated with higher levels of assets from new and existing global investment management clients;

•	Increased personnel and other operational and technology costs necessary to deliver business outsourcing solutions; and

•	Increased non-capitalized technology spending and infrastructure buildout related to the Global Wealth Platform; partially offset by

•	An increase in revenues.

Investment Advisors

Revenues increased $6.3 million, or 11 percent, compared to the prior year corresponding period and were primarily affected by:

•

Increased investment management fees from existing clients due to higher assets under management caused by improved capital market conditions and positive cash receipts from new and existing advisor relationships.

Operating margins decreased slightly to 52 percent compared to 53 percent in the same period a year ago. Operating income increased by $3.1 million, or 11 percent, compared to the prior year comparable period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased non-capitalized technology spending related to the Global Wealth Platform;

•	Increased personnel and technology costs related to our operating infrastructure, including investment management operations; and

•	Increased direct expenses associated with the increase in revenues.

Institutional Investors

Revenues increased $8.1 million, or 21 percent, compared to the prior year corresponding period and were primarily affected by:

•	Asset funding from new sales of our retirement and not-for-profit solutions; and

•	Increased assets under management from existing clients caused by improved capital market conditions.

Operating margins increased to 40 percent compared to 37 percent in the same period a year ago. Operating income increased $4.4 million, or 31 percent, compared to the prior year comparable period and was primarily affected by:

•	An increase in revenues; less

•	Increased direct expenses associated with the increase in revenues; and

•	Increased personnel costs for our global institutional business and investment management operations.

Investment Managers

Revenues increased $6.7 million, or 25 percent, compared to the prior year corresponding period and were primarily affected by:

•	Asset funding from existing clients of hedge fund, separate account and total operational outsourcing solutions and improved capital market conditions;

•	Cash flows from new clients; and

•	Sales of additional products to our existing clients.

Operating margins increased to 27 percent, compared to 18 percent in the same period a year ago. Operating income increased $4.3 million, or 89 percent, compared to the prior year comparable period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel costs for our hedge fund, separate account and total operational outsourcing solutions.

LSV

Total revenues were $81.2 million, compared to $66.0 million for the same period a year ago, an increase of $15.2 million, or 23 percent. The increase in revenues was primarily due to increased assets under management from capital market appreciation. Our interest in LSV was approximately 43 percent for both periods. Our earnings from LSV were $31.3 million, compared to $25.1 million for the prior year corresponding period, an increase of $6.2 million, or 25 percent. This increase was primarily driven by the increase in revenues.

Other

Other Income and Expense Items

Other income and expense items on the accompanying Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,

	2007	2006
Net loss from investments	$(316)	$(242)
Interest and dividend income	4,051	2,654
Interest expense	(1,261)	(1,155)
Minority interest	(40,734)	(32,956)
Other	—	1,588

Total other income and expense items, net	$(38,260)	$(30,111)

Minority interest includes the amount owned by other shareholders in which we have a significant or controlling interest. The accounts of these entities are included in our consolidated financial statements. Minority interest consists of the following:

	Three Months Ended March 31,

	2007	2006
LSV Asset Management	$(42,672)	$(34,293)
LSV Employee Group	2,858	2,660
Other entities	(920)	(1,323)

Total minority interest	$(40,734)	$(32,956)

Net loss from investments consists of the following:

	Three Months Ended March 31,

	2007	2006
Realized gain from sales of marketable securities	$—	$220
(Decrease) increase in fair value of derivative financial instruments	(445)	(465)
Other realized gains	129	3

Net loss from investments	$(316)	$(242)

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

Interest income is earned based upon the amount of cash that is invested daily. The increase in interest income in the first quarter of 2007 compared to 2006 resulted from higher cash balances and an increase in interest rates.

Stock-Based Compensation

Our stock options have performance vesting conditions based on the attainment of certain earnings per share targets established at the date of grant. The first performance condition determines vesting of 50 percent of the options, and a second performance condition determines the vesting of the remaining 50 percent of the options. The performance conditions are measured annually on December 31. Options granted prior to 2006 also could vest in their entirety seven years from the date of grant. The amount of stock-based compensation expense is based upon our estimates of when we believe the earnings per share targets may be achieved. If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, future periods may differ significantly from what we have recorded in the current period. If our estimate of the attainment of the earnings per share targets proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect our net income and net income per share. In the first quarter of 2007, we recognized approximately $6.5 million in stock-based compensation expense. Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense

Remainder of 2007	$18,700
2008	11,951
2009	11,716
2010	3,857
2011	3,857
2012	3,815
2013	1,975

$55,871

Income Taxes

Our effective tax rates were 37.2 percent and 36.7 percent for the three months ended March 31, 2007 and 2006, respectively. The increase in effective tax rates was primarily due to an increase in the effective state tax rate. This increase was partially offset by the reenactment of the research and development tax credit which was not available to the Company in the first quarter of 2006. The increase was also offset by international tax planning accomplished in the first quarter of 2007.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2007	2006
Net cash provided by operating activities	$58,709	$100,409
Net cash used in investing activities	(29,544)	(18,723)
Net cash used in financing activities	(44,628)	(38,855)

Net (decrease) increase in cash and cash equivalents	(15,463)	42,831

Cash and cash equivalents, beginning of period	286,948	130,128

Cash and cash equivalents, end of period	$271,485	$172,959

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. We currently have a Credit Facility that provides for borrowings of up to $200.0 million. The availability of the Credit Facility is subject to the compliance with certain covenants set forth in the agreement. At March 31, 2007, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $271.5 million and the full amount available through the Credit Facility of $200.0 million.

Cash flows from operations decreased $41.7 million in 2007 compared to 2006. Cash flows in 2006 were significantly affected by the requirement to consolidate the accounts of LSV and LSV Employee Group, which increased net cash provided by operating activities by $49.9 million. In 2007, the cash flow activities related to LSV and LSV Employee Group decreased net cash from operating activities by $41.5 million. An increase in net income favorably affected cash flows in 2007, but was offset by the net change in our working capital accounts.

Net cash used in investing activities primarily includes the capitalization of costs incurred in developing computer software, purchases and sales of marketable securities, and capital expenditures. We continued to make substantial investments in the development of the Global Wealth Platform. We are currently in the application development stage of the project and a substantial portion of our expenditures are for development and eligible for capitalization under accounting rules. Capitalized software development costs were $17.8 million in 2007 as compared to $19.4 million in 2006. We expect to incur significant development costs throughout the remainder of 2007.

In 2007, we had $3.3 million in net purchases of marketable securities versus $0.9 million in net redemptions in 2006. Purchases of marketable securities in 2007 mainly comprised investments for the start-up of new investment products. Capital expenditures in 2007 and 2006 primarily include the expansion of our corporate headquarters. The total cost of the expansion is estimated to be at least $25.5 million and is expected to be completed in the third quarter of 2007. Through March 31, 2007, we have spent approximately $20.2 million related to the expansion project, of which $5.5 million was spent in the first quarter of 2007.

Net cash used in financing activities primarily includes principal payments of our debt, the repurchase of our common stock and dividend payments. Principal payments on our long-term debt were $4.0 million in 2007 and $5.4 million in 2006. Principal payments made by LSV Employee Group for amounts included in our long term debt were $4.1 million in 2007. We made our final payment for the Series A Senior Notes in the first quarter of 2007. As of March 31, 2007, the outstanding balance on our Senior Notes was $5.0 million, of which $1.0 million is classified as current.

Our Board of Directors has authorized the repurchase of up to $1.2 billion worth of our common stock. Through April 30, 2007, we repurchased approximately 121.7 million shares of our common stock at a cost of $1.2 billion and had $43.0 million of authorization remaining for the purchase of our common stock under this program. We spent approximately $45.3 million during the first quarter of 2007 and $31.9 million during the first quarter of 2006 for the repurchase of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Cash dividends paid were $11.9 million or $.12 per share in the first quarter of 2007 and $10.9 million or $.11 per share in the first quarter of 2006. Our Board of Directors intends to declare future dividends on a semi-annual basis.

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for continuing operations; continued investment in new products and equipment; our common stock repurchase program; expansion of our corporate campus; future dividend payments; and principal and interest payments on our long-term debt.

Significant Agreement

On January 24, 2006, we entered into a Guaranty and Collateral Agreement (the Guaranty Agreement) with LSV Employee Group, LLC (the Borrower), LaSalle Bank National Association as administrative agent (the Agent), and certain other lenders party thereto. We entered into the Guaranty Agreement in order to facilitate the Borrower’s acquisition of certain partnership interests of LSV.

We and certain other investors are partners of LSV. Two partners of LSV sold in the aggregate an eight percent interest (the Transferred Interests) in LSV to the Borrower, which is owned by certain current employees of LSV. In order to finance a portion of the purchase price for such interests, the Borrower obtained financing from the Agent and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement dated January 24, 2006. LSV is party to the Credit Agreement to confirm certain representations, warranties and agreements. The principal amount of the term loan is $82.8 million. Principal and interest payments are made by the Borrower in quarterly installments. The principal balance on the term loan must be paid in full by the Borrower by January 24, 2011. The Borrower made principal payments totaling $4.1 million during the three months ended March 31, 2007 and made a principal payment of $4.9 million in April 2007. The unpaid principal balance of the term loan at April 30, 2007 was $62.6 million.

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

Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K in Part I, Item 1A. These risks include the following:

•	changes in capital markets that may affect our revenues and earnings;

•	product development risk;

•	the performance of the funds we manage;

•	consolidation within our target markets, including consolidations between banks and other financial institutions;

•	the affect of extensive governmental regulation;

•	systems and technology risks;

•	data security risks;

•	third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;

•	operational risks associated with the processing of investment transactions;

•	risk of failure by a third-party service provider;

•	changes in, or interpretation of, accounting principles or tax rules and regulations;

•	fluctuations in foreign currency exchange rates; and

•	retention of senior management personnel.

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

Additionally, LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $50.2 million. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal.

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

Price Risk - We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that our funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. To provide protection against potential fair value changes for these investments, we have entered into various derivative financial instruments. As of March 31, 2007, we held derivative financial instruments with a notional amount of $11.6 million and an expected maturity in 2007. Changes in the fair value of the derivative financial instruments are recognized in current period earnings, whereas, the change in the fair value of the investment is recorded on the balance sheet in other comprehensive income. Therefore, changes in the fair value of the derivative financial instrument and changes in the fair value of the investment are not recognized through earnings in the same period. We did not enter into or hold any derivative financial instruments for trading purposes during 2007 or 2006.

Income before income taxes include losses of $445 thousand and $465 thousand for the first quarters of 2007 and 2006, respectively, relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of our investments would be:

Investment	Hypothetical Change In Value
Mutual Funds	$6,588
Equities	968

$7,556

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding risk factors appears in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(e)	Our Board of Directors has authorized the repurchase of up to $1.2 billion worth of our common stock, which includes an additional authorization of $50.0 million on March 15, 2007. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended March 31, 2007 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – 31, 2007	—	—	—	$42,255,000
February 1 – 28, 2007	427,000	62.13	427,000	15,699,000
March 1 – 31, 2007	316,000	59.30	316,000	46,960,000

Total	743,000	60.93	743,000

Item 6.	Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date: May 3, 2007	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer