Form 10-Q
period 2007-06-30
SEI INVESTMENTS CO
filed 2007-08-02
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2007: 195,823,647 shares of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	June 30, 2007	December 31, 2006
Assets

Current Assets:

Cash and cash equivalents	$246,292	$286,948
Restricted cash	10,250	10,250
Receivables from regulated investment companies	38,130	37,600
Receivables, net of allowance for doubtful accounts of $2,610 and $2,730 (Note 4)	234,835	206,999
Securities owned	16,302	16,431
Deferred income taxes	21,880	15,931
Other current assets	13,212	12,314

Total Current Assets	580,901	586,473

Property and Equipment, net of accumulated depreciation and amortization of $122,019 and $113,177 (Note 4)	136,267	130,732

Capitalized Software, net of accumulated amortization of $26,757 and $25,235	214,154	180,014

Investments Available for Sale	79,463	71,690

Investments Held to Maturity	4,239	4,617

Goodwill (Notes 2 and 3)	22,842	22,842

Intangible Assets, net of accumulated amortization of $12,034 and $8,205 (Notes 2 and 3)	64,007	67,836

Other Assets	16,891	15,501

Total Assets	$1,118,764	$1,079,705

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	June 30, 2007	December 31, 2006
Liabilities and Shareholders’ Equity

Current Liabilities:

Current portion of long-term debt	$9,800	$13,100
Accounts payable	7,024	7,119
Payable to regulated investment companies	—	258
Accrued liabilities (Note 4)	129,284	175,044
Deferred revenue	361	606

Total Current Liabilities	146,469	196,127

Long-term Debt	57,822	67,538

Deferred Income Taxes	90,333	76,148

Minority Interest	127,513	109,380

Other Long-term Liabilities (Note 11)	11,619	—

Commitments and Contingencies (Note 9)

Shareholders’ Equity:

Common stock, $.01 par value, 750,000 shares authorized; 196,010 and 98,953 shares issued and outstanding	1,960	990
Capital in excess of par value	412,952	363,815
Retained earnings	259,709	258,069
Accumulated other comprehensive income, net	10,387	7,638

Total Shareholders’ Equity	685,008	630,512

Total Liabilities and Shareholders’ Equity	$1,118,764	$1,079,705

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
		2007		2006
Revenues:
Asset management, administration and distribution fees		$276,653		$222,369
Information processing and software servicing fees		55,414		52,410
Transaction-based and trade execution fees		11,191		10,239

Total revenues		343,258		285,018

Expenses:
Commissions and fees		43,036		35,773
Compensation, benefits and other personnel		88,552		74,795
Consulting, outsourcing and professional fees		22,617		19,787
Data processing and computer related		10,227		9,330
Facilities, supplies and other costs		17,700		19,900
Depreciation and amortization		7,451		7,276

Total expenses		189,583		166,861

Income from operations		153,675		118,157

Net (loss) gain from investments		(997)		602
Interest and dividend income		4,882		3,098
Interest expense		(1,168)		(1,448)
Minority interest		(47,242)		(35,171)
Other		2,952		—

Net income before income taxes		112,102		85,238
Income taxes		42,601		27,327

Net income		69,501		57,911

Other comprehensive income, net of tax:
Foreign currency translation adjustments		2,491		1,956
Unrealized holding loss on investments:
Unrealized holding losses during the period net of income tax (expense) benefit of $(4) and $260	(35)		(378)
Less: reclassification adjustment for gains realized in net income, net of income tax expense of $2 and $663	(2)	(37)	(1,402)	(1,780)

Other comprehensive income		2,454		176

Comprehensive income		$71,955		$58,087

Basic earnings per common share		$.35		$.29

Diluted earnings per common share		$.34		$.29

Dividends declared per common share		$.07		$.06

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,
		2007		2006
Revenues:
Asset management, administration and distribution fees		$533,051		$436,081
Information processing and software servicing fees		109,646		102,656
Transaction-based and trade execution fees		23,286		23,414

Total revenues		665,983		562,151

Expenses:
Commissions and fees		85,673		71,411
Compensation, benefits and other personnel		172,830		150,474
Consulting, outsourcing and professional fees		43,496		37,865
Data processing and computer related		20,994		17,928
Facilities, supplies and other costs		35,260		34,935
Depreciation and amortization		14,876		14,530

Total expenses		373,129		327,143

Income from operations		292,854		235,008

Net (loss) gain from investments		(1,313)		360
Interest and dividend income		8,933		5,752
Interest expense		(2,429)		(2,603)
Minority interest		(87,976)		(68,127)
Other		2,952		1,588

Net income before income taxes		213,021		171,978
Income taxes		80,143		59,161

Net income		132,878		112,817

Other comprehensive income, net of tax:
Foreign currency translation adjustments		2,325		2,555
Unrealized holding gain (loss) on investments:
Unrealized holding gains (losses) during the period net of income tax (expense) benefit of $(372) and $488	426		(771)
Less: reclassification adjustment for gains realized in net income, net of income tax expense of $2 and $574	(2)	424	(1,246)	(2,017)

Other comprehensive income		2,749		538

Comprehensive income		$135,627		$113,355

Basic earnings per common share		$.67		$.57

Diluted earnings per common share		$.65		$.56

Dividends declared per common share		$.07		$.06

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$132,878	$112,817
Adjustments to reconcile net income to net cash provided by operating activities	572	53,219

Net cash provided by operating activities	133,450	166,036

Cash flows from investing activities:
Additions to property and equipment	(15,192)	(15,390)
Additions to capitalized software	(35,662)	(36,835)
Purchase of marketable securities	(17,788)	(14,782)
Sale of marketable securities	11,130	11,334
Cash received from sale of joint venture	3,116	—
Cash received from consolidation of LSV	—	5,268
Other	(224)	(156)

Net cash used in investing activities	(54,620)	(50,561)

Cash flows from financing activities:
Payments on long-term debt	(13,016)	(9,150)
Purchase and retirement of common stock	(124,694)	(68,409)
Proceeds from issuance of common stock	29,787	16,468
Tax benefit on stock options exercised	14,120	15,476
Payment of dividends	(25,683)	(22,704)

Net cash used in financing activities	(119,486)	(68,319)

Net (decrease) increase in cash and cash equivalents	(40,656)	47,156
Cash and cash equivalents, beginning of period	286,948	130,128

Cash and cash equivalents, end of period	$246,292	$177,284

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(all figures are in thousands except per share data)

Note 1.	Summary of Significant Accounting Policies

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

Effective January 1, 2007, the Company changed the names of three of its business segments. The Private Banking and Trust business segment was renamed as Private Banks, the Enterprises business segment was renamed as Institutional Investors, and the Money Managers business segment was renamed as Investment Managers. Additionally, the structure of two of the Company’s business segments changed on January 1, 2007. The investment management programs and services offered to global private banks of the Investments in New Businesses segment was moved to the Private Banks segment. Further information pertaining to the Company’s new business segments is included in Note 10.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six month periods ended June 30, 2007 and 2006. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Except as disclosed herein, there have been no significant changes in significant accounting policies during the six months ended June 30, 2007 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Cash and Cash Equivalents

Cash and cash equivalents includes $58,404 and $110,663 at June 30, 2007 and December 31, 2006, respectively, primarily invested in Company-sponsored open-ended money market mutual funds.

Restricted Cash

Restricted cash at June 30, 2007 and December 31, 2006 includes $10,000 segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers and $250 segregated for regulatory purposes related to trade-execution services conducted by our subsidiary located in the United Kingdom.

Capitalized Software

The Company capitalized $35,662 and $36,835 of software development costs during the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 7.2 years. Amortization expense related to capitalized software was $1,522 and $2,418 during the six months ended June 30, 2007 and 2006, respectively.

In July 2007, the Global Wealth Platform was placed into service. The amount of capitalized software development costs related to the platform was $199,552. These costs will begin to be amortized during the third quarter of 2007 using the straight-line method over an estimated useful life of 15 years.

In the six month period ended June 30, 2006, the Company determined that the front-end component of the SEI Advisor Desktop did not fully satisfy the expected functionality requirements and would require additional investment. Management decided to discontinue any further development work for this front-end component and wrote-off $3,429 of previously capitalized software development costs. Additionally, $2,265 of previously capitalized software development costs related to other discontinued projects associated with the Global Wealth Platform were written-off in the first half of 2006. The charges for capitalized software development costs written-off are included in Facilities, supplies and other costs on the accompanying Consolidated Statements of Operations. There were no capitalized software development costs written-off in the six month period ended June 30, 2007.

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

The Company adopted the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations (See Note 11).

Fair Value of Financial Instruments

The book value of current assets and current liabilities is considered to be representative of their fair value because of their short maturities. Held-to-maturity securities are stated at amortized cost, which approximates fair value. The book value of long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available to the Company for bank loans with similar terms and maturities. The recorded value of these items approximates their fair value at June 30, 2007.

Earnings per Share

The calculations of basic and diluted earnings per share for the three months ended June 30, 2007 and 2006 are:

	For the Three Month Period Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$69,501	197,314	$.35

Dilutive effect of stock options	—	6,290

Diluted earnings per common share	$69,501	203,604	$.34

	For the Three Month Period Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$57,911	196,990	$.29

Dilutive effect of stock options	—	5,536

Diluted earnings per common share	$57,911	202,526	$.29

Employee stock options to purchase 3,513,000 and 2,014,000 shares of common stock, with an average exercise price of $29.64 and $24.98, were outstanding during the three month periods ended June 30, 2007 and 2006, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

The calculations of basic and diluted earnings per share for the six months ended June 30, 2007 and 2006 are:

	For the Six Month Period Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$132,878	197,614	$.67

Dilutive effect of stock options	—	6,539

Diluted earnings per common share	$132,878	204,153	$.65

	For the Six Month Period Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$112,817	197,254	$.57

Dilutive effect of stock options	—	5,320

Diluted earnings per common share	$112,817	202,574	$.56

Employee stock options to purchase 3,563,000 and 8,518,000 shares of common stock, with an average exercise price of $29.58 and $22.33, were outstanding during the six month periods ended June 30, 2007 and 2006, respectively, but not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive.

Comprehensive Income

Accumulated other comprehensive income consist of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Investments	Accumulated Other Comprehensive Gains
Beginning balance (Dec. 31, 2006)	$6,446	$1,192	$7,638
Current period change	2,325	424	2,749

Ending balance (June 30, 2007)	$8,771	$1,616	$10,387

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2007	2006
Net income	$132,878	$112,817

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	14,876	14,530
Distribution from unconsolidated affiliate	—	16,940
Undistributed earnings of minority interests	87,976	68,127
Distributions to partners of LSV	(68,982)	(28,395)
Stock-based compensation	13,458	8,082
Gain on sale of joint venture	(2,952)	—
Gain on partial sale of unconsolidated affiliate	—	(267)
Provision for losses on receivables	(120)	1,051
Deferred income tax expense	7,865	3,388
Net realized losses (gains) on investments	1,313	(360)
Write-off of capitalized software	—	5,694
Change in other long-term liabilities	11,619	—
Other	(860)	(1,511)
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	(530)	(232)
Receivables	(27,716)	(15,935)
Other current assets	(898)	(1,455)
Increase (decrease) in
Accounts payable	(95)	2,413
Payable to regulated investment companies	(258)	(203)
Accrued liabilities	(33,879)	(18,508)
Deferred revenue	(245)	(140)

Total adjustments	572	53,219

Net cash provided by operating activities	$133,450	$166,036

The following non-cash activities are excluded from the Consolidated Statements of Cash Flows for the six months ended June 30, 2006. LSV Employee Group purchased a percentage of LSV from two existing partners for a total purchase price of $92,000. LSV Employee Group contributed $9,200 and borrowed the remaining $82,800 (See Note 2).

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

In accordance with the terms of the Assignment and Purchase Agreement (the Purchase Agreement), LSV Employee Group only receives their percentage interest in the future earnings of LSV from the date of the Purchase Agreement and did not acquire any right to any of the sellers’

remaining undistributed earnings of LSV. Initially, the Company determined that the entire purchase price of $92,000 was goodwill. In late 2006, the Company revised its determination and allocated a portion of the total purchase price to identifiable intangible assets that require recognition apart from goodwill. The Company determined that $72,220 related to those identifiable intangible assets and the remaining $19,780 was goodwill. The identifiable intangible assets have an estimated life of ten years and are amortized on a straight-line basis. The Company recognized $3,611 in amortization expense during the six months ended June 30, 2007 and 2006 which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statement of Operations. The amount of amortization expense in 2006 was revised for the identification of intangible assets. Amortization expense recognized in the Consolidated Statement of Operations associated with the assets of LSV Employee Group was eliminated through Minority interest and had no impact on net income.

	June 30, 2007	December 31, 2006
Intangible asset, at cost	$72,220	$72,220
Accumulated amortization	(10,833)	(7,222)

Net book value	$61,387	$64,998

LSV Employee Group Term Loan

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from LaSalle Bank National Association and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan is $82,800. The principal amount and interest of the term loan are paid in quarterly installments. The total outstanding principal balance of the term loan must be paid in full by January 2011. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. As of June 30, 2007, the remaining unpaid principal balance of the term loan was $62,622, of which $8,800 is classified as current and included in Current portion of long-term debt and the remaining $53,822 is included in Long-term debt on the accompanying Consolidated Balance Sheets. LSV Employee Group made principal payments of $9,016 and $3,761 during the six months ended June 30, 2007 and 2006, respectively. Interest expense for the six months ended June 30, 2007 and 2006 on the Consolidated Statements of Operations includes $2,039 and $2,058, respectively, associated with the borrowings of LSV Employee Group which was eliminated through Minority interest and had no impact on net income.

LSV Employee Group made a principal payment of $4,679 in July 2007. The remaining unpaid principal balance of the term loan at July 31, 2007 was $57,943. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group.

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

The Company identified an intangible asset related to customer contracts that met the contractual-legal criterion for recognition apart from goodwill. The fair value of the intangible asset was determined to be $3,821 with a definite life of eight and a half years. The identified intangible asset is amortized on a straight-line basis. The Company recognized $218 of amortization expense during the six months ended June 30, 2007 and 2006, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

	June 30, 2007	December 31, 2006
Intangible asset, at cost	$3,821	$3,821
Accumulated amortization	(1,201)	(983)

Net book value	$2,620	$2,838

Note 4.	Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2007	December 31, 2006
Trade receivables	$56,371	$45,242
Fees earned, not billed	176,457	154,378
Other receivables	4,617	10,109

	237,445	209,729
Less: Allowance for doubtful accounts	(2,610)	(2,730)

	$234,835	$206,999

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2007	December 31, 2006
Equipment	$60,848	$57,746
Buildings	117,154	98,615
Land	9,529	9,510
Purchased software	40,384	38,564
Furniture and fixtures	19,529	18,563
Leasehold improvements	5,802	5,144
Construction in progress	5,040	15,767

	258,286	243,909
Less: Accumulated depreciation and amortization	(122,019)	(113,177)

Property and Equipment, net	$136,267	$130,732

Other Assets

During the three months ended June 30, 2007, the Company sold its remaining ownership in a joint venture and wrote-off an investment in a private company. Both of these items were previously included in Other assets on the accompanying Consolidated Balance Sheets. The Company sold its interests in the joint venture for $3,116 and recorded a gain of $2,952, which is reflected in Other income and expense items on the accompanying Consolidated Statements of Operations. The Company recorded a loss of $475 related to the write-off of the investment, which is reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2007	December 31, 2006
Accrued compensation	$43,821	$68,657
Accrued consulting	13,830	10,782
Accrued sub-advisor and investment officer fees	13,580	12,314
Accrued income taxes	4,323	15,057
Accrued dividend payable	—	11,881
Other accrued liabilities	53,730	56,353

Total accrued liabilities	$129,284	$175,044

Note 5.	Marketable Securities and Derivative Instruments

Investments Available for Sale

Investments available for sale of the Company’s non-broker-dealer subsidiaries consist of:

	As of June 30, 2007
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$61,301	$355	$(489)	$61,167
Non-company-sponsored mutual funds	3,992	76	—	4,068
Debt securities	4,616	—	(127)	4,489
Equity securities	6,957	2,782	—	9,739

	$76,866	$3,213	$(616)	$79,463

	As of December 31, 2006
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$61,618	$268	$—	$61,886
Non-company-sponsored mutual funds	208	—	—	208
Equity securities	8,061	1,535	—	9,596

	$69,887	$1,803	$—	$71,690

The net unrealized holding gains at June 30, 2007 were $1,616 (net of income tax expense of $981) and at December 31, 2006 were $1,192 (net of income tax expense of $611) and are reported as a separate component of Accumulated other comprehensive gains on the accompanying Consolidated Balance Sheets.

During the three months ended June 30, 2007 and 2006, the Company recognized gross realized gains from available-for-sale securities of $4 and $1,681, respectively. During the six months ended June 30, 2007 and 2006, the Company recognized gross realized gains from available-for-sale securities of $4 and $1,901, respectively. These gains are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations. There were no realized losses recognized during the six months ended June 30, 2007 and 2006.

The Company holds equity derivatives with a notional amount of $9,497 and an expected maturity date in 2007. Additionally, LSV Employee Group entered into two interest rate swap agreements in 2006 to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $47,499. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal. The Company recognized net losses of $659 and net gains of $383 in the three month periods ended June 30, 2007 and 2006, respectively, from changes in the fair value of derivative instruments. In the six months ended June 30, 2007 and 2006, the Company recognized net losses of $1,104 and $82, respectively, from derivative instruments. These gains and losses are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.

Held-to-Maturity Securities

At June 30, 2007 and December 31, 2006, the Company had investments in federal agency mortgage-backed securities. The Company acquired these securities in order to satisfy certain regulatory requirements associated with the operations of SPTC. The securities had a cost basis of $4,239 and $4,617 at June 30, 2007 and December 31, 2006 and are reported as Investments held to maturity on the accompanying Consolidated Balance Sheets. The recorded value of these securities approximates their fair value.

Securities Owned

At June 30, 2007 and December 31, 2006, the Company’s broker-dealer subsidiary, SIDCO, had investments in U.S. Treasury securities reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $16,302 and $16,431 at June 30, 2007 and December 31, 2006, respectively. The Company recognized a gain of $256 from the change in fair value of the securities and sales of certain securities during the six months ended June 30, 2007. The change in fair value recognized during the six months ended June 30, 2006 was minimal.

Note 6.	Lines of Credit

On September 14, 2004, the Company entered into a three-year $200,000 credit facility agreement which was terminated on July 25, 2007. The Company had no borrowings under the facility and was in compliance with all covenants associated with the facility during the entire term of the agreement.

On July 25, 2007 (the Closing Date), the Company entered into a five-year $200,000 Credit Agreement (the Credit Facility). The Credit Facility became available on the Closing Date and terminates in July 2012. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. At termination, any aggregate principal amount of loans outstanding under the Credit Facility becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 0.45 percent above the London Interbank Offer Rate (“LIBOR”). There is also a commitment fee equal to 0.09 percent per annum on the daily unused portion of the facility. The Credit Facility contains various covenants, none of which negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. The Company had no borrowings under the facility at July 31, 2007.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit

Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the six months ended June 30, 2007.

Note 7.	Long-term Debt

In February 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 7.20 percent Senior Notes, Series A, and $15,000 7.27 percent Senior Notes, Series B (collectively, the Notes), in a private offering with certain financial institutions. The Note Purchase Agreement, which was subsequently amended, contains various covenants. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $4,000 in February 2007 which included the final payment for the Series A Senior Notes. The remaining unpaid principal balance of the Notes at June 30, 2007 was $5,000, of which $1,000 is classified as current.

The Company’s long-term debt includes the borrowings of LSV Employee Group (See Note 2).

Note 8.	Shareholders’ Equity

Stock-Based Compensation

On April 3, 2007, the Company’s Board of Directors approved the 2007 Equity Compensation Plan (the 2007 Plan), which was later approved by the shareholders of the Company on May 23, 2007. The 2007 Plan became effective June 1, 2007 and provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights with respect to up to 20 million shares of common stock of the Company, subject to adjustment for stock splits, reclassifications, mergers and other events. Permitted grantees under the 2007 Plan include employees, non-employee directors and consultants who perform services for the Company. The plan is administered by the Compensation Committee of the Board of Directors of the Company. There were no grants of stock options or stock appreciation rights made under the 2007 Plan as of June 30, 2007.

Effective June 1, 2007, the Company discontinued any further grants under the Company’s 1998 Equity Compensation Plan (the 1998 Plan) as a result of the approval of the 2007 Plan. The Company also maintains three additional equity compensation plans which have non-qualified stock options outstanding, but these plans have been terminated. No options are available for grant from these terminated plans, and grants made under these plans continue in effect under the terms of the grant and the applicable plan. All of the Company’s equity compensation plans are administered by the Company’s Compensation Committee.

All outstanding stock options have performance vesting conditions based on the attainment of certain earnings per share targets established at the date of grant. Earnings per share targets are calculated exclusive of stock-based compensation expense, net of tax. The first performance condition determines vesting of 50 percent of the options, and a second performance condition determines the vesting of the remaining 50 percent of the options. The performance conditions are measured annually on December 31. Options granted prior to 2006 also could vest in their entirety seven years from the date of grant. The Company believes that awarding stock options with performance-based vesting schedules better aligns the interests of stockholders and employees.

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three month periods ended June 30, 2007 and 2006, respectively, as follows:

	Three Months Ended June 30,
	2007	2006
Stock-based compensation expense	$6,941	$3,595
Less: Deferred tax benefit	(1,717)	(1,167)

Stock-based compensation expense, net of tax	$5,224	$2,428

Basic and diluted earnings per share	$.03	$.01

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the six month periods ended June 30, 2007 and 2006, respectively, as follows:

	Six Months Ended June 30,
	2007	2006
Stock-based compensation expense	$13,458	$8,082
Less: Deferred tax benefit	(4,041)	(2,949)

Stock-based compensation expense, net of tax	$9,417	$5,133

Basic and diluted earnings per share	$.05	$.03

As of June 30, 2007, there was approximately $48,634 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2007	$13,628
2008	14,273
2009	7,229
2010	3,857
2011	3,857
2012	3,815
2013	1,975

$48,634

During the three month period ended June 30, 2007, the Company accelerated the recognition of $580 in stock-based compensation expense due to a change in management’s estimate of when certain vesting targets are expected to be achieved.

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $40,158. The total options outstanding as of June 30, 2007 was 26,725,000.

Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,328,365, including an additional authorization on July 24, 2007 for $75,000. Through June 30, 2007, a total of 246,032,000 shares at an aggregate cost of $1,235,804 have been purchased and retired. The Company purchased 4,170,000 shares at a total cost of $124,694 during the six months ended

June 30, 2007.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Stock Split

On May 23, 2007, the Board of Directors approved a two-for-one stock split of the Company’s $.01 par value common stock, effected in the form of a stock dividend which was paid on June 21, 2007 to shareholders of record on June 11, 2007. The par value of the stock remained unchanged. Accordingly, a total of $981 was reclassified from Retained earnings to Common stock. All per-share amounts have been adjusted to reflect the stock split. Amounts of Common stock at December 31, 2006 on the accompanying Consolidated Balance Sheets have not been retroactively adjusted.

Cash Dividend

On May 23, 2007, the Board of Directors declared a cash dividend of $.07 per share on the Company’s common stock, which was paid on June 21, 2007, to shareholders of record on June 8, 2007.

Cash dividends declared during the six month periods ended June 30, 2007 and 2006 were $13,806 and $11,845, respectively.

Note 9.	Commitments and Contingencies

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

Note 10.	Business Segment Information

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

Investment Managers - provides investment processing, fund processing and operational outsourcing solutions to investment managers, fund companies and banking institutions located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds;

Investments in New Businesses - provides investment management programs to affluent families residing in the United States and Europe through the SEI Wealth Network®; and

LSV Asset Management - is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2007 and 2006. Management evaluates Company assets on a consolidated basis during interim periods.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended June 30, 2007 and 2006.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended June 30, 2007
Revenues	$100,090	$65,446	$48,911	$35,293	$1,836	$91,682	$343,258
Expenses (1)	80,829	30,919	30,181	24,302	4,725	56,262	227,218

Operating profit (loss)	$19,261	$34,527	$18,730	$10,991	$(2,889)	$35,420	$116,040

Profit margin	19%	53%	38%	31%	N/A	39%	34%

(1) The Private Banks segment includes $1,172 of minority interest of other shareholders relating to a joint venture. LSV includes $48,861 of minority interest of the other partners of LSV.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended June 30, 2006
Revenues	$90,816	$55,232	$38,523	$29,051	$1,745	$69,651	$285,018
Expenses (2)	68,622	28,993	26,154	22,554	5,165	42,840	194,328

Operating profit (loss)	$22,194	$26,239	$12,369	$6,497	$(3,420)	$26,811	$90,690

Profit margin	24%	48%	32%	22%	N/A	38%	32%

(2) The Private Banks segment includes $1,626 of minority interest of other shareholders relating to a joint venture. LSV includes $36,573 of minority interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the quarters ended June 30, 2007 and 2006 is as follows:

	2007	2006
Total operating profit from segments above	$116,040	$90,690

Corporate overhead expenses	(10,578)	(8,927)
Minority interest reflected in segments	50,033	38,199
LSV Employee Group (1)	(1,820)	(1,805)

Income from operations	$153,675	$118,157

(1) For the three months ended June 30, 2007 and 2006, includes $1,806 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the three months ended June 30, 2007 and 2006 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2007	2006	2007	2006
Private Banks	$15,435	$15,623	$3,619	$3,419
Investment Advisors	5,504	5,298	770	747
Institutional Investors	1,153	2,871	366	308
Investment Managers	1,374	1,623	409	479
Investments in New Businesses	267	354	84	69
LSV	583	13	191	170

Total from business segments	$24,316	$25,782	$5,439	$5,192

LSV Employee Group	—	—	1,820	1,820
Corporate Overhead	348	1,521	192	264

	$24,664	$27,303	$7,451	$7,276

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the six months ended June 30, 2007 and 2006.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Six Month Period Ended June 30, 2007
Revenues	$197,828	$127,009	$95,540	$69,287	$3,466	$172,853	$665,983
Expenses (3)	158,822	60,293	58,354	49,204	9,577	106,159	442,409

Operating profit (loss)	$39,006	$66,716	$37,186	$20,083	$(6,111)	$66,694	$223,574

Profit margin	20%	53%	39%	29%	N/A	39%	34%

(3) The Private Banks segment includes $2,092 of minority interest of other shareholders relating to a joint venture. LSV includes $91,533 of minority interest of the other partners of LSV.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Six Month Period Ended June 30, 2006
Revenues	$179,118	$110,529	$77,051	$56,336	$3,432	$135,685	$562,151
Expenses (4)	133,154	55,210	50,604	45,027	10,725	83,778	378,498

Operating profit (loss)	$45,964	$55,319	$26,447	$11,309	$(7,293)	$51,907	$183,653

Profit margin	26%	50%	34%	20%	N/A	38%	33%

(4) The Private Banks segment includes $2,949 of minority interest of other shareholders relating to a joint venture. LSV includes $70,866 of minority interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the six month periods ended June 30, 2007 and 2006 is as follows:

	2007	2006
Total operating profit from segments above	$223,574	$183,653

Corporate overhead expenses	(20,705)	(18,849)
Minority interest reflected in segments	93,625	73,815
LSV Employee Group (2)	(3,640)	(3,611)

Income from operations	$292,854	$235,008

(2) For the six months ended June 30, 2007 and 2006, includes $3,611 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the six months ended June 30, 2007 and 2006 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2007	2006	2007	2006
Private Banks	$31,634	$29,970	$7,191	$6,774
Investment Advisors	11,409	10,281	1,540	1,515
Institutional Investors	2,408	5,253	723	629
Investment Managers	3,040	3,155	828	972
Investments in New Businesses	563	592	168	142
LSV	986	23	403	339

Total from business segments	$50,040	$49,274	$10,853	$10,371

LSV Employee Group	—	—	3,640	3,637
Corporate Overhead	814	2,951	383	522

	$50,854	$52,225	$14,876	$14,530

Note 11.	Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FIN 48, which did not have a material impact on its financial statements. The Company’s total unrecognized tax benefit as of January 1, 2007 and June 30, 2007 was $11,275 and $12,862, respectively, of which approximately $10,980 and $12,177 would affect the effective tax rate if the Company were to recognize the tax benefit. During the six months ended June 30, 2007, the Company has not recognized any material increase or decrease in tax liability for unrecognized tax benefits as a result of the implementation of FIN 48.

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

The portion of unrecognized tax benefit that is anticipated to be paid within 12 months is included in current taxes payable and the remaining amount of $11,619 is included in Other long-term liabilities as of June 30, 2007 on the accompanying Consolidated Balance Sheets. The amount of unrecognized tax benefit that relates to items in which the related statute of limitation is scheduled to expire within 12 months is $809. However, it is not reasonably possible to estimate the total amount of increase or decrease in these unrecognized tax benefits which may occur in the next 12 months due to the uncertainty of the outcome of examinations from taxing authorities, changes in the interpretation of tax laws resulting from undecided court cases and other factors.

The Company classifies interest and penalties recognized associated with uncertain tax positions as a component of income tax expense. As of January 1, 2007 and June 30, 2007, the Company had accrued approximately $1,817 and $1,813 of interest and penalties associated with our uncertain tax positions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at June 30, 2007 and 2006, the consolidated results of operations for the three and six months ended June 30, 2007 and 2006 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of June 30, 2007, through our subsidiaries and partnerships in which we have a significant interest, we administer $406.7 billion in mutual fund and pooled assets, manage $198.7 billion in assets, and operate from more than 20 offices in over a dozen countries.

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

Investment Managers - provides investment processing, fund processing and operational outsourcing solutions to investment managers, fund companies and banking institutions located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds;

Investments in New Businesses - provides investment management programs to affluent families residing in the United States and Europe through the SEI Wealth Network®; and

LSV Asset Management - is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

Financial Results

Revenues, Expenses and Income from Operations by business segment for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Revenues:	2007	2006	Percent Change	2007	2006	Percent Change
Private Banks	$100,090	$90,816	10%	$197,828	$179,118	10%
Investment Advisors	65,446	55,232	18%	127,009	110,529	15%
Institutional Investors	48,911	38,523	27%	95,540	77,051	24%
Investment Managers	35,293	29,051	21%	69,287	56,336	23%
Investments in New Businesses	1,836	1,745	5%	3,466	3,432	1%
LSV	91,682	69,651	32%	172,853	135,685	27%

Total revenues	$343,258	$285,018	20%	$665,983	$562,151	18%

Expenses:

Private Banks	80,829	68,622	18%	158,822	133,154	19%
Investment Advisors	30,919	28,993	7%	60,293	55,210	9%
Institutional Investors	30,181	26,154	15%	58,354	50,604	15%
Investment Managers	24,302	22,554	8%	49,204	45,027	9%
Investments in New Businesses	4,725	5,165	(9)%	9,577	10,725	(11)%
LSV	56,262	42,840	31%	106,159	83,778	27%

Total expenses	$227,218	$194,328	17%	$442,409	$378,498	17%

Income from business segments:

Private Banks	19,261	22,194	(13)%	39,006	45,964	(15)%
Investment Advisors	34,527	26,239	32%	66,716	55,319	21%
Institutional Investors	18,730	12,369	51%	37,186	26,447	41%
Investment Managers	10,991	6,497	69%	20,083	11,309	78%
Investments in New Businesses	(2,889)	(3,420)	16%	(6,111)	(7,293)	16%
LSV	35,420	26,811	32%	66,694	51,907	28%

Total income from business segments	$116,040	$90,690	28%	$223,574	$183,653	22%

Corporate overhead	(10,578)	(8,927)	18%	(20,705)	(18,849)	10%
LSV Employee Group (1)	(1,820)	(1,805)	1%	(3,640)	(3,611)	1%
Minority interest reflected in segments (2)	50,033	38,199	31%	93,625	73,815	27%

Income from operations	$153,675	$118,157	30%	$292,854	$235,008	25%

(1)	Primarily relates to amortization costs of identifiable intangible assets.
(2)	Includes $48,861 and $36,573 for the three months ended June 30, 2007 and 2006, respectively, and $91,533 and $70,866 for the six months ended June 30, 2007 and 2006, respectively, of minority interest of the other partners of LSV.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances (In millions)	As of June 30,		Percent Change
	2007	2006
Assets invested in equity and fixed-income programs	$172,379	$134,521	28%
Assets invested in collective trust fund programs	12,297	14,002	(12)%
Assets invested in liquidity funds	14,066	13,168	7%

Assets under management	198,742	161,691	23%

Client proprietary assets under administration	207,950	172,616	20%

Assets under management and administration	$406,692	$334,307	22%

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

Consolidated Summary

Consolidated revenues increased $58.2 million, or 20 percent, to $343.3 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. For the six month period ended, revenues increased $103.8 million, or 18 percent, to $666.0 million compared to the prior year period. Net income increased $11.6 million, or 20 percent, to $69.5 million for the three month period and $20.1 million, or 18 percent, to $132.9 million for the six month period. Diluted earnings per share for the three month period were $.34 per share as compared to $.29 per share a year ago, an increase of 17 percent. In the six month period, diluted earnings per share increased to $.65 per share as compared to $.56 per share a year ago, an increase of 16 percent.

In our opinion, the following items had a significant impact on our financial results for the three and six month periods ended June 30, 2007 and 2006:

•

Revenue growth across all of our segments was primarily driven by higher asset-based fees from capital market appreciation. Favorable capital market conditions increased the value of assets we manage or administer for our existing clients, resulting in an increase in our base revenues. These market conditions also generated improved profits and operating margins in our Investment Advisors, Institutional Investors, Investment Managers and LSV business segments.

•

Sales of new business in our Institutional Investors and Investment Managers business segments as well as positive cash receipts in late 2006 and 2007 from new and existing advisor relationships in our Investment Advisors business segment also contributed to the increase in our revenues and profits.

•

We capitalized $35.7 million in software development costs for the Global Wealth Platform in the six months ended June 30, 2007 compared to $36.8 million in the comparable period of 2006. The Global Wealth Platform was placed into service in July 2007. Capitalized software development costs of $199.6 million will be amortized over 15 years beginning in the third quarter of 2007. We will continue to incur significant development costs as enhancements and upgrades to expand the functionality of the Global Wealth Platform are developed and implemented. We expect to incur costs related to maintenance and training, which will be expensed as incurred, as we enter the operational stage in the development of the platform.

•

Consolidated operating margins were negatively affected by increased spending for the development of the necessary infrastructure to deliver and support new company strategies and solutions and to service new clients. A substantial portion of these costs relate to personnel and third-party service providers.

•

In the six months ended June 30, 2006, we determined that the front-end component of the SEI Advisor Desktop did not meet the expected functionality requirements and would require additional investment. $3.4 million of software development costs was written-off and is reflected in the Investment Advisors segment. Additionally, $2.3 million in previously capitalized software development costs for the Global Wealth Platform was written-off and affected all of our business segments except LSV.

•

We continued our stock repurchase program during 2007 and purchased approximately 2,683,000 shares at an average price of approximately $29 per share in the second quarter and 4,170,000 shares at an average price of approximately $30 per share in the six month period.

•

In the six month period of 2007, our net income was unfavorably impacted by an increase in our effective tax rate. Our effective tax rate was 37.6 percent for the six months ended June 30, 2007 as compared to 34.4 percent for the similar period of 2006.

Business Segments

Private Banks

	Three Months Ended			Six Months Ended
	June 30, 2007	June 30, 2006	Percent Change	June 30, 2007	June 30, 2006	Percent Change

Revenues:
Investment processing and software servicing fees	$53,446	$50,173	7%	$104,835	$98,617	6%
Asset management, administration & distribution fees	36,887	31,828	16%	72,911	62,037	18%
Transaction-based and trade execution fees	9,757	8,815	11%	20,082	18,464	9%

Total revenues	$100,090	$90,816	10%	$197,828	$179,118	10%

Revenues increased $9.3 million, or ten percent, in the three month period and $18.7 million, or ten percent, in the six month period ended June 30, 2007 compared to the prior year corresponding period and were primarily affected by:

•	Increased assets under management caused by improved capital market conditions and additional asset funding from new and existing international investment management clients; and

•	An increase in recurring revenues in our BSP solution from cross-sales of other services to existing clients; partially offset by

•	A decrease in non-recurring revenues in our ASP solution due to implementation fees earned in the prior year period from client acquisitions.

Operating margins declined to 19 percent, as compared to 24 percent in the three month period and to 20 percent, as compared to 26 percent in the six month period. Operating income decreased $2.9 million, or 13 percent, in the three month period and $7.0 million, or 15 percent, in the six month period and was primarily affected by:

•	Increased direct expenses associated with higher levels of assets from new and existing international investment management clients;

•	Increased personnel expenses, including stock-based compensation expenses, and other operational costs necessary to deliver business outsourcing solutions to existing clients; and

•	Increased non-capitalized technology spending and infrastructure buildout related to the Global Wealth Platform; partially offset by

•	An increase in revenues.

Investment Advisors

Revenues increased $10.2 million, or 18 percent, in the three month period and $16.5 million, or 15 percent, in the six month period ended June 30, 2007 and were primarily affected by:

•

Increased investment management fees from existing clients due to higher assets under management caused by improved capital market conditions and positive cash receipts from new and existing advisor relationships.

Operating margins increased to 53 percent, as compared to 48 percent in the three month period and to 53 percent, as compared to 50 percent in the six month period. Operating income increased by $8.3 million, or 32 percent, in the three month period and increased by $11.4 million, or 21 percent, in the six month period and was primarily affected by:

•	An increase in revenues;

•	The write-off of the front-end component of the SEI Advisor Desktop for $3.4 million during the second quarter of 2006; partially offset by

•	Increased personnel costs, including stock-based compensation expenses, for our investment advisors business and investment management operations;

•	Increased non-capitalized technology spending related to the Global Wealth Platform; and

•	Increased direct expenses associated with the increase in revenues.

Institutional Investors

Revenues increased $10.4 million, or 27 percent, in the three month period and $18.5 million, or 24 percent, in the six month period ended June 30, 2007 and were primarily affected by:

•	Asset funding from new sales of our retirement and not-for-profit solutions;

•	Asset funding from existing clients; and

•	Increased assets under management from existing clients caused by improved capital market conditions.

Operating margins increased to 38 percent, as compared to 32 percent in the three month period and increased to 39 percent, as compared to 34 percent in the six month period. Operating income increased $6.4 million, or 51 percent, in the three month period and $10.7 million, or 41 percent, in the six month period and was primarily affected by:

•	An increase in revenues; less

•	Increased direct expenses associated with the increase in revenues;

•	Increased personnel costs, including stock-based compensation expenses, for our international institutional business and investment management operations; and

•	Increased sales compensation expenses related to sales of new business.

Investment Managers

Revenues increased $6.2 million, or 21 percent, in the three month period and $13.0 million, or 23 percent, in the six month period ended June 30, 2007 and were primarily affected by:

•	Asset funding from existing clients of hedge fund, separately managed account and total operational outsourcing solutions;

•	Increased assets under administration from existing clients caused by improved capital market conditions; and

•	Cash flows from new clients; partially offset by

•	Client losses.

Operating margins increased to 31 percent, as compared to 22 percent in the three month period and to 29 percent, as compared to 20 percent in the six month period. Operating income increased $4.5 million, or 69 percent, in the three month period, and $8.8 million, or 78 percent in the six month period, and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel costs, including stock-based compensation expenses, and technology costs related to our hedge fund, separate account and total operational outsourcing solutions.

LSV

Revenues increased $22.0 million, or 32 percent, in the three month period and $37.2 million, or 27 percent, in the six month period ended June 30, 2007 and were primarily affected by:

•	Increased assets under management from capital market appreciation.

Our total partnership interest in LSV remained at approximately 43 percent during the six month periods ended June 30, 2007 and 2006. Operating margins increased to 39 percent, as compared to 38 percent in the three month and six month periods. Operating income increased $8.6 million, or 32 percent, in the three month period, and $14.8 million, or 28 percent in the six month period, and was primarily affected by:

•	An increase in revenues as previously described.

Other

Other Income and Expense Items

Other income and expense items on the accompanying Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net gain (loss) from investments	$(997)	$602	$(1,313)	$360
Interest and dividend income	4,882	3,098	8,933	5,752
Interest expense	(1,168)	(1,448)	(2,429)	(2,603)
Minority interest	(47,242)	(35,171)	(87,976)	(68,127)
Other	2,952	—	2,952	1,588

Total other income and expense items, net	$(41,573)	$(32,919)	$(79,833)	$(63,030)

Minority interest includes the amount owned by other shareholders in which we have a significant or controlling interest. The accounts of these entities are included in our consolidated financial statements. Minority interest consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
LSV Asset Management	$(48,861)	$(36,573)	$(91,533)	$(70,866)
LSV Employee Group	2,791	3,028	5,649	5,688
Other entities	(1,172)	(1,626)	(2,092)	(2,949)

Total minority interest	$(47,242)	$(35,171)	$(87,976)	$(68,127)

Net gain (loss) from investments consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Realized gain from sales of marketable securities	$4	$1,681	$4	$1,901
(Decrease) increase in fair value of derivative financial instruments	(659)	383	(1,104)	(82)
Other realized losses	(342)	(1,462)	(213)	(1,459)

Net gain (loss) from investments	$(997)	$602	$(1,313)	$360

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

Other realized losses in the three and six month periods of 2007 and 2006 include write-downs of approximately $500 thousand and $1.5 million, respectively, related to an investment in a private company. The write down in 2007 represented the remaining balance of the investment in the company.

Other includes a one-time gain of approximately $3.0 million recognized from the sale of our remaining ownership in a joint-venture.

Interest income is earned based upon the amount of cash that is invested daily. The increase in interest income in the six month period of 2007 compared to 2006 resulted from higher cash balances and an increase in interest rates.

Stock-Based Compensation

Our stock options have performance vesting conditions based on the attainment of certain earnings per share targets established at the date of grant. The first performance condition determines vesting of 50 percent of the options, and a second performance condition determines the vesting of the remaining 50 percent of the options. The performance conditions are measured annually on December 31. Options granted prior to 2006 also could vest in their entirety seven years from the date of grant. The amount of stock-based compensation expense is based upon our estimates of when we believe the earnings per share targets may be achieved. If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, future periods may differ significantly from what we have recorded in the current period. If our estimate of the attainment of the earnings per share targets proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect our net income and net income per share. During the three month period ended June 30, 2007, we accelerated the recognition of $580 thousand in stock-based compensation expense due to a change in management’s estimate of when certain vesting targets are expected to be achieved. In the first six months of 2007, we recognized approximately $13.5 million in stock-based compensation expense. Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2007	$13,628
2008	14,273
2009	7,229
2010	3,857
2011	3,857
2012	3,815
2013	1,975

$48,634

Income Taxes

Our effective tax rates were 38.0 percent and 32.1 percent for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, our effective tax rates were 37.6 percent and 34.4 percent, respectively. The increase in effective tax rates was primarily due to an increase in the effective state tax rate. The tax rate in the second quarter of 2006 was favorably impacted from state income tax planning which provided a cumulative benefit in that quarter.

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

In February 2007, the FASB issued FASB Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 159 will have on our financial statements.

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$133,450	$166,036
Net cash used in investing activities	(54,620)	(50,561)
Net cash used in financing activities	(119,486)	(68,319)

Net increase in cash and cash equivalents	(40,656)	47,156

Cash and cash equivalents, beginning of period	286,948	130,128

Cash and cash equivalents, end of period	$246,292	$177,284

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At June 30, 2007, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $246.3 million and the full amount available through a credit facility of $200.0 million which was scheduled to expire in September 2007. In July 2007, we replaced the credit facility. The new credit facility agreement provides for borrowings of up to $200.0 million and expires in July 2012. The availability of the new credit facility is subject to the compliance with certain covenants set forth in the agreement.

Cash flows from operations decreased $32.6 million in 2007 compared to 2006. Cash flows in 2006 were significantly affected by the requirement to consolidate the accounts of LSV and LSV Employee Group, which increased net cash provided by operating activities by $52.1 million. An increase in net income favorably affected cash flows in 2007, but was offset by the net change in our working capital accounts.

Net cash used in investing activities primarily includes the capitalization of costs incurred in developing computer software, purchases and sales of marketable securities, and capital expenditures. Capitalized software development costs were $35.7 million in 2007 as compared to $36.8 million in 2006. The Global Wealth Platform was placed into service in July 2007. Capitalized software development costs of $199.6 million will be amortized over 15 years beginning in the third quarter of 2007. We will continue to incur significant development costs as enhancements and upgrades to expand the functionality of the Global Wealth Platform are developed and implemented. We expect to incur expenses related to maintenance and training as we enter the operational stage in the development of the platform.

We had $6.7 million and $3.4 million in net purchases of marketable securities in 2007 and 2006, respectively. Purchases of marketable securities in 2007 mainly comprised investments for the start-up of new investment products. Capital expenditures in 2007 and 2006 primarily include the expansion of our corporate headquarters. The total cost of the expansion is estimated to be at least $24.4 million and is expected to be completed in the third quarter of 2007. Through June 30, 2007, we have spent approximately $22.4 million related to the expansion project, of which $7.4 million was spent in the first six months of 2007.

Net cash used in financing activities primarily includes principal payments of our debt, the repurchase of our common stock and dividend payments. Principal payments on our debt were $4.0 million in 2007 and $9.2 million in 2006. Principal payments made by LSV Employee Group for amounts included in our debt were $9.0 million in 2007. We made our final payment for the Series A Senior Notes in the first quarter of 2007. As of June 30, 2007, the outstanding balance on our Senior Notes was $5.0 million, of which $1.0 million is classified as current.

Our Board of Directors has authorized the repurchase of up to $1.3 billion worth of our common stock. Through

July 31, 2007, we repurchased approximately 245.7 million shares of our common stock at a cost of $1.2 billion and had $87.3 million of authorization remaining for the purchase of our common stock under this program. We spent approximately $124.7 million during the first six months of 2007 and $68.4 million during the first six months of 2006 for the repurchase of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Cash dividends paid were $25.7 million or $.13 per share in the first six months of 2007 and $22.7 million or $.11 per share in the first six months of 2006. Our Board of Directors intends to declare future dividends on a semi-annual basis.

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for continuing operations; continued investment in new products and equipment; our common stock repurchase program; expansion of our corporate campus; future dividend payments; and principal and interest payments on our long-term debt.

Significant Agreement

On January 24, 2006, we entered into a Guaranty and Collateral Agreement with LSV Employee Group, LaSalle Bank National Association and certain other lenders. We entered into the agreement in order to facilitate the acquisition of certain partnership interests of LSV by LSV Employee Group. Additional information pertaining to the agreement is presented in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2006. There have been no material changes in the terms or conditions of the agreement from those disclosed in our Annual Report on Form 10-K for 2006.

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

Additionally, LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $47.5 million. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal.

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

Price Risk - We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that our funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. To provide protection against potential fair value changes for these investments, we have entered into various derivative financial instruments. As of June 30, 2007, we held derivative financial instruments with a notional amount of $9.5 million and an expected maturity in 2007. Changes in the fair value of the derivative financial instruments are recognized in current period earnings, whereas, the change in the fair value of the investment is recorded on the balance sheet in other comprehensive income. Therefore, changes in the fair value of the derivative financial instrument and changes in the fair value of the investment are not recognized through earnings in the same period. We did not enter into or hold any derivative financial instruments for trading purposes during 2007 or 2006.

Income before income taxes include losses of $1.1 million and $82 thousand in the six month periods of 2007 and 2006, respectively, relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of our investments would be:

Hypothetical Change In Value
Investment
Mutual Funds	$6,524
Debt securities	449
Equities securities	973

$7,946

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

(b)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Our Board of Directors has authorized the repurchase of up to $1.3 billion worth of our common stock, which includes an additional authorization of $75.0 million on July 24, 2007. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended June 30, 2007 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – 30, 2007	129,000	$30.87	129,000	$42,978,000
May 1 – 31, 2007	1,288,000	29.65	1,288,000	54,791,000
June 1 – 30, 2007	1,266,000	29.41	1,266,000	17,561,000

Total	2,683,000	29.60	2,683,000

Item 4.	Submission of Matters to a Vote of Security Holders

On May 23, 2007, we held our annual meeting of shareholders (the “2007 Annual Meeting”) at our corporate headquarters in Oaks, Pennsylvania. At our 2007 Annual Meeting, the shareholders voted on the matters listed below. All amounts have been adjusted to reflect the two-for-one stock split.

1. The election of three directors with a term expiring at our 2010 Annual Meeting of Shareholders:

Name of Director	Number of Votes For	Number of Votes Withheld
William M. Doran	130,966,466	34,734,030
Howard D. Ross	163,601,366	2,099,130
Alfred P. West, Jr.	137,113,918	28,586,578

The terms of office of each of the following directors continued after the meeting:

Sarah W. Blumenstein

Richard B. Lieb

Kathryn M. McCarthy

Henry H. Porter, Jr.

Carmen V. Romeo

Thomas W. Smith

2. Approval of SEI 2007 Equity Compensation Plan:

Number of Votes For	Number of Votes Against	Number of Votes Withheld	Number of Broker Non-Votes
94,440,196	50,187,628	157,052	20,915,620

3. Ratification of the appointment of PricewaterhouseCoopers LLP as independent registered public accountants to examine SEI’s consolidated financial statements for 2007:

Number of Votes For	Number of Votes Against	Number of Votes Withheld
165,319,164	179,006	202,326

Item 6.	Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date: August 2, 2007	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer