Form 10-Q
period 2007-09-30
SEI INVESTMENTS CO
filed 2007-11-09
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2007: 194,347,384 shares of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	September 30, 2007	December 31, 2006
Assets

Current Assets:

Cash and cash equivalents	$297,194	$286,948
Restricted cash	10,250	10,250
Receivables from regulated investment companies	44,810	37,600
Receivables, net of allowance for doubtful accounts of $2,885 and $2,730 (Note 4)	237,997	206,999
Securities owned	16,456	16,431
Deferred income taxes	6,731	15,931
Other current assets	14,017	12,314

Total Current Assets	627,455	586,473

Property and Equipment, net of accumulated depreciation and amortization of $127,273 and $113,177 (Note 4)	138,508	130,732

Capitalized Software, net of accumulated amortization of $30,732 and $25,235	224,643	180,014

Investments Available for Sale	78,808	71,690

Investments Held to Maturity	3,700	4,617

Goodwill (Notes 2 and 3)	22,842	22,842

Intangible Assets, net of accumulated amortization of $13,948 and $8,205 (Notes 2 and 3)	62,093	67,836

Other Assets	17,632	15,501

Total Assets	$1,175,681	$1,079,705

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	September 30, 2007	December 31, 2006
Liabilities and Shareholders’ Equity

Current Liabilities:

Current portion of long-term debt	$8,000	$13,100
Accounts payable	12,618	7,119
Payable to regulated investment companies	1,569	258
Accrued liabilities (Note 4)	163,791	175,044
Deferred revenue	847	606

Total Current Liabilities	186,825	196,127

Long-term Debt	49,943	67,538

Deferred Income Taxes	73,278	76,148

Minority Interest	138,549	109,380

Other Long-term Liabilities (Note 11)	11,910	—

Commitments and Contingencies (Note 9)

Shareholders’ Equity:

Common stock, $.01 par value, 750,000 shares authorized; 194,128 and 98,953 shares issued and outstanding	1,941	990
Capital in excess of par value	422,436	363,815
Retained earnings	278,685	258,069
Accumulated other comprehensive income, net	12,114	7,638

Total Shareholders’ Equity	715,176	630,512

Total Liabilities and Shareholders’ Equity	$1,175,681	$1,079,705

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2007		2006
Revenues:
Asset management, administration and distribution fees		$280,287		$232,251
Information processing and software servicing fees		58,485		56,717
Transaction-based and trade execution fees		10,864		9,116

Total revenues		349,636		298,084

Expenses:
Commissions and fees		44,184		36,487
Compensation, benefits and other personnel		88,463		80,900
Consulting, outsourcing and professional fees		23,703		19,061
Data processing and computer related		10,410		9,508
Facilities, supplies and other costs		16,607		18,050
Depreciation and amortization		10,991		7,319

Total expenses		194,358		171,325

Income from operations		155,278		126,759

Net loss from investments		(202)		(2,226)
Interest and dividend income		4,381		3,397
Interest expense		(1,267)		(1,475)
Minority interest		(46,463)		(37,731)

Net income before income taxes		111,727		88,724
Income taxes		38,428		28,175

Net income		73,299		60,549

Other comprehensive income, net of tax:
Foreign currency translation adjustments		1,581		333
Unrealized holding gain on investments:
Unrealized holding gains during the period net of income tax expense of $11 and $324	84		675
Less: reclassification adjustment for losses realized in net income, net of income tax benefit of $36 and $761	62	146	1,632	2,307

Other comprehensive income		1,727		2,640

Comprehensive income		$75,026		$63,189

Basic earnings per common share		$.38		$.31

Diluted earnings per common share		$.37		$.30

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30,
	2007		2006
Revenues:
Asset management, administration and distribution fees		$813,338		$668,332
Information processing and software servicing fees		168,131		159,373
Transaction-based and trade execution fees		34,150		32,530

Total revenues		1,015,619		860,235

Expenses:
Commissions and fees		129,857		107,898
Compensation, benefits and other personnel		261,293		231,374
Consulting, outsourcing and professional fees		67,199		56,926
Data processing and computer related		31,404		27,436
Facilities, supplies and other costs		51,867		52,985
Depreciation and amortization		25,867		21,849

Total expenses		567,487		498,468

Income from operations		448,132		361,767

Net loss from investments		(1,515)		(1,866)
Interest and dividend income		13,314		9,149
Interest expense		(3,696)		(4,078)
Minority interest		(134,439)		(105,858)
Other		2,952		1,588

Net income before income taxes		324,748		260,702
Income taxes		118,571		87,336

Net income		206,177		173,366

Other comprehensive income, net of tax:
Foreign currency translation adjustments		3,906		2,888
Unrealized holding gain on investments:
Unrealized holding gains (losses) during the period net of income tax (expense) benefit of $(383) and $164	510		(96)
Less: reclassification adjustment for losses realized in net income, net of income tax benefit of $34 and $187	60	570	386	290

Other comprehensive income		4,476		3,178

Comprehensive income		$210,654		$176,544

Basic earnings per common share		$1.05		$.88

Diluted earnings per common share		$1.02		$.85

Dividends declared per common share		$.07		$.06

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$206,177	$173,366
Adjustments to reconcile net income to net cash provided by operating activities	59,725	78,534

Net cash provided by operating activities	265,902	251,900

Cash flows from investing activities:
Additions to property and equipment	(22,360)	(22,523)
Additions to capitalized software	(50,126)	(53,861)
Purchase of marketable securities	(31,776)	(44,293)
Sale of marketable securities	26,747	27,061
Cash received from sale of joint venture	3,116	—
Cash received from consolidation of LSV	—	5,268
Other	(231)	(408)

Net cash used in investing activities	(74,630)	(88,756)

Cash flows from financing activities:
Payments on long-term debt	(22,695)	(12,715)
Purchase and retirement of common stock	(183,856)	(81,581)
Proceeds from issuance of common stock	35,170	30,155
Tax benefit on stock options exercised	16,038	24,854
Payment of dividends	(25,683)	(22,704)

Net cash used in financing activities	(181,026)	(61,991)

Net increase in cash and cash equivalents	10,246	101,153

Cash and cash equivalents, beginning of period	286,948	130,128

Cash and cash equivalents, end of period	$297,194	$231,281

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(unaudited)

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine month periods ended September 30, 2007 and 2006. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Except as disclosed herein, there have been no significant changes in significant accounting policies during the nine months ended September 30, 2007 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Cash and Cash Equivalents

Cash and cash equivalents includes $91,288 and $110,663 at September 30, 2007 and December 31, 2006, respectively, primarily invested in Company-sponsored open-ended money market mutual funds.

Restricted Cash

Restricted cash at September 30, 2007 and December 31, 2006 includes $10,000 segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers and $250 segregated for regulatory purposes related to trade-execution services conducted by our subsidiary located in the United Kingdom.

Capitalized Software

The Company capitalized $50,126 and $53,861 of software development costs during the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 14.5 years. Amortization expense related to capitalized software was $3,975 and $886 during the three months ended September 30, 2007 and 2006, respectively. Amortization expense related to capitalized software was $5,497 and $3,304 during the nine months ended September 30, 2007 and 2006, respectively.

In July 2007, the Global Wealth Platform was placed into service. The amount of capitalized software development costs related to the platform was $199,552. Amortization of these costs began in the three month period ended September 30, 2007 using the straight-line method over an estimated useful life of 15 years.

In the second quarter of 2006, the Company determined that the front-end component of the SEI Advisor Desktop did not fully satisfy the expected functionality requirements and would require additional investment. Management decided to discontinue any further development work for this front-end component and wrote-off $3,429 of previously capitalized software development costs. Additionally, $2,265 of previously capitalized software development costs related to other discontinued projects associated with the Global Wealth Platform were written-off in the first half of 2006. The charges for capitalized software development costs written-off are included in Facilities, supplies and other costs on the accompanying Consolidated Statements of Operations. There were no capitalized software development costs written-off in the nine month period ended September 30, 2007.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations (See Note 11).

Fair Value of Financial Instruments

The book value of current assets and current liabilities is considered to be representative of their fair value because of their short maturities. Held-to-maturity securities are stated at amortized cost, which approximates fair value. The book value of long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available to the Company for bank loans with similar terms and maturities. The recorded value of these items approximates their fair value at September 30, 2007.

Earnings per Share

The calculations of basic and diluted earnings per share for the three months ended September 30, 2007 and 2006 are:

	For the Three Month Period Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$73,299	194,930	$.38

Dilutive effect of stock options	—	5,391

Diluted earnings per common share	$73,299	200,321	$.37

	For the Three Month Period Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$60,549	197,144	$.31

Dilutive effect of stock options	—	6,116

Diluted earnings per common share	$60,549	203,260	$.30

Employee stock options to purchase 3,468,000 and 6,107,000 shares of common stock, with an average exercise price of $29.62 and $21.02, were outstanding during the three month periods ended September 30, 2007 and 2006, respectively, but not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive.

The calculations of basic and diluted earnings per share for the nine months ended September 30, 2007 and 2006 are:

	For the Nine Month Period Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$206,177	196,720	$1.05

Dilutive effect of stock options	—	6,155

Diluted earnings per common share	$206,177	202,875	$1.02

	For the Nine Month Period Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$173,366	197,218	$.88

Dilutive effect of stock options	—	5,584

Diluted earnings per common share	$173,366	202,802	$.85

Employee stock options to purchase 3,456,000 and 6,107,000 shares of common stock, with an average exercise price of $29.64 and $21.02, were outstanding during the nine month periods ended September 30, 2007 and 2006, respectively, but not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive.

Comprehensive Income

Accumulated other comprehensive income, net of tax, consist of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Investments	Accumulated Other Comprehensive Income
Beginning balance (Dec. 31, 2006)	$6,446	$1,192	$7,638
Current period change	3,906	570	4,476

Ending balance (Sept. 30, 2007)	$10,352	$1,762	$12,114

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2007	2006
Net income	$206,177	$173,366

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	25,867	21,849
Distribution from unconsolidated affiliate	—	16,940
Undistributed earnings of minority interests	134,439	105,858
Distributions to partners of LSV	(104,410)	(57,737)
Stock-based compensation	20,460	15,302
Gain on sale of joint venture	(2,952)	—
Gain on partial sale of unconsolidated affiliate	—	(267)
Provision for losses on receivables	155	1,352
Deferred income tax expense	5,913	(243)
Net realized losses on investments	1,515	1,866
Write-off of capitalized software	—	5,694
Change in other long-term liabilities	11,910	—
Other	(785)	(1,403)
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	(7,210)	(1,186)
Receivables	(37,762)	(33,533)
Other current assets	4,906	(2,575)
Increase (decrease) in
Accounts payable	5,499	3,293
Payable to regulated investment companies	1,311	(204)
Accrued liabilities	628	3,553
Deferred revenue	241	(25)

Total adjustments	59,725	78,534

Net cash provided by operating activities	$265,902	$251,900

The following non-cash activity is excluded from the Consolidated Statements of Cash Flows for the nine months ended September 30, 2006. LSV Employee Group purchased a percentage of LSV from two existing partners for a total purchase price of $92,000. LSV Employee Group contributed $9,200 and borrowed the remaining $82,800 (See Note 2).

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

In February 2007, the FASB issued FASB Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.

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

In January 2006, two partners of LSV, excluding the Company, sold in the aggregate an eight percent interest in LSV to LSV Employee Group. The Company entered into a Guaranty Agreement with LSV Employee Group, LaSalle Bank National Association as administrative agent (the Agent), and other lenders in order to facilitate the acquisition of certain partnership interests of LSV by LSV Employee Group. LSV Employee Group obtained financing from the Agent and the other lenders in the form of a term loan pursuant to the terms of a Credit Agreement (See LSV Employee Group Term Loan below).

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

In accordance with the terms of the Assignment and Purchase Agreement (the Purchase Agreement), LSV Employee Group only receives their percentage interest in the future earnings of LSV from the date of the Purchase Agreement and did not acquire any right to any of the sellers’ remaining undistributed earnings of LSV. Initially, the Company determined that the entire purchase price of $92,000 was goodwill. In late 2006, the Company revised its determination and allocated a portion of the total purchase price to identifiable intangible assets that require recognition apart from goodwill. The Company determined that $72,220 related to those identifiable intangible assets and the remaining $19,780 was goodwill. The identifiable intangible assets have an estimated life of ten years and are amortized on a straight-line basis. The Company recognized $1,805 and $5,416 in amortization expense during the three and nine months ended September 30, 2007 and 2006, respectively, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statement of Operations. The amount of amortization expense in 2006 was revised for the identification of intangible assets. Amortization expense recognized in the Consolidated Statement of Operations associated with the assets of LSV Employee Group is eliminated through Minority interest and has no impact on net income.

	September 30, 2007	December 31, 2006
Intangible asset, at cost	$72,220	$72,220
Accumulated amortization	(12,638)	(7,222)

Net book value	$59,582	$64,998

LSV Employee Group Term Loan

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from LaSalle Bank National Association and other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan is $82,800. The principal amount and interest of the term loan are paid in quarterly installments. The total outstanding principal balance of the term loan must be paid in full by January 2011. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. As of September 30, 2007, the remaining unpaid principal balance of the term loan was $57,943, of which $8,000 is classified as current and included in Current portion of long-term debt and the remaining $49,943 is included in Long-term debt on the accompanying Consolidated Balance Sheets. LSV Employee Group made principal payments of $13,695 and $7,326 during the nine months ended September 30, 2007 and 2006, respectively. Interest expense for the nine months ended September 30, 2007 and 2006 on the Consolidated Statements of Operations includes $2,962 and $3,288, respectively, associated with the borrowings of LSV Employee Group which was eliminated through Minority interest and had no impact on net income.

LSV Employee Group made a principal payment of $5,972 in October 2007. The remaining unpaid principal balance of the term loan at October 31, 2007 was $51,971. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group.

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

The Company identified an intangible asset related to customer contracts that met the contractual-legal criterion for recognition apart from goodwill. The fair value of the intangible asset was determined to be $3,821 with a definite life of eight and a half years. The identified intangible asset is amortized on a straight-line basis. The Company recognized $109 and $327 of amortization expense during the three and nine months ended September 30, 2007 and 2006, respectively, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

	September 30, 2007	December 31, 2006
Intangible asset, at cost	$3,821	$3,821
Accumulated amortization	(1,310)	(983)

Net book value	$2,511	$2,838

Note 4.	Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2007	December 31, 2006
Trade receivables	$51,322	$45,242
Fees earned, not billed	186,060	154,378
Other receivables	3,500	10,109

	240,882	209,729
Less: Allowance for doubtful accounts	(2,885)	(2,730)

	$237,997	$206,999

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2007	December 31, 2006
Equipment	$62,916	$57,746
Buildings	124,881	98,615
Land	9,548	9,510
Purchased software	40,984	38,564
Furniture and fixtures	19,866	18,563
Leasehold improvements	6,072	5,144
Construction in progress	1,514	15,767

	265,781	243,909
Less: Accumulated depreciation and amortization	(127,273)	(113,177)

Property and Equipment, net	$138,508	$130,732

The Company recognized $5,024 and $4,445 in depreciation and amortization expense related to property and equipment for the three months ended September 30, 2007 and 2006, respectively. In the nine months ended September 30, 2007 and 2006, the Company recognized $14,418 and $12,619, respectively, in depreciation and amortization expense related to property and equipment.

Other Assets

During the second quarter of 2007, the Company sold its remaining ownership in a joint venture and wrote-off an investment in a private company. Both of these items were previously included in Other assets on the accompanying Consolidated Balance Sheets. The Company sold its interests in the joint venture for $3,116 and recorded a gain of $2,952, which is reflected in Other income and expense items on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2007. The Company recorded a loss of $475 related to the write-off of the investment, which is reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2007.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2007	December 31, 2006
Accrued compensation	$55,616	$68,657
Accrued consulting	12,635	10,782
Accrued sub-advisor and investment officer fees	15,921	12,314
Accrued income taxes	15,627	15,057
Accrued dividend payable	—	11,881
Accrued mutual fund distribution fees	12,328	6,000
Other accrued liabilities	51,664	50,353

Total accrued liabilities	$163,791	$175,044

Note 5.	Marketable Securities and Derivative Instruments

Investments Available for Sale

Investments available for sale of the Company’s non-broker-dealer subsidiaries consist of:

	As of September 30, 2007
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$58,749	$114	$(83)	$58,780
Non-company-sponsored mutual funds	4,266	65	—	4,331
Debt securities	6,313	—	(64)	6,249
Equity securities	6,690	2,758	—	9,448

	$76,018	$2,937	$(147)	$78,808

	As of December 31, 2006
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Company-sponsored mutual funds	$61,618	$268	$—	$61,886
Non-company-sponsored mutual funds	208	—	—	208
Equity securities	8,061	1,535	—	9,596

	$69,887	$1,803	$—	$71,690

The net unrealized holding gains at September 30, 2007 were $1,762 (net of income tax expense of $1,028) and at December 31, 2006 were $1,192 (net of income tax expense of $611) and are reported as a separate component of Accumulated other comprehensive gains on the accompanying Consolidated Balance Sheets.

During the three months ended September 30, 2007, the Company recognized gross realized losses from available-for-sale securities of $98. There were no realized gains or losses from available-for-sale securities during the three months ended September 30, 2006. During the nine months ended September 30, 2007, the Company recognized gross realized gains from available-for-sale securities of $4 and gross realized losses of $98. The Company recognized gross realized gains of $1,901 during the nine months ended September 30, 2006. These gains are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations. There were no realized losses recognized during the nine months ended September 30, 2006.

The Company holds equity derivatives with a notional amount of $11,742 and an expected maturity date in 2007. Additionally, LSV Employee Group entered into two interest rate swap agreements in

2006 to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $44,771. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal. The Company recognized net losses of $267 and net gains of $414 in the three month periods ended September 30, 2007 and 2006, respectively, from changes in the fair value of derivative instruments. In the nine months ended September 30, 2007 and 2006, the Company recognized net losses of $1,371 and $496, respectively, from derivative instruments. These gains and losses are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

Held-to-Maturity Securities

At September 30, 2007 and December 31, 2006, the Company had investments in federal agency mortgage-backed securities. The Company acquired these securities in order to satisfy certain regulatory requirements associated with the operations of SPTC. The securities had a cost basis of $3,700 and $4,617 at September 30, 2007 and December 31, 2006 and are reported as Investments held to maturity on the accompanying Consolidated Balance Sheets. The recorded value of these securities approximates their fair value.

Securities Owned

At September 30, 2007 and December 31, 2006, the Company’s broker-dealer subsidiary, SIDCO, had investments in U.S. Treasury securities reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $16,456 and $16,431 at September 30, 2007 and December 31, 2006, respectively. The Company recognized gains of $154 and $250 from the change in fair value of the securities and sales of certain securities during the three months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, the Company recognized gains of $410 and $250, respectively, from the change in fair value of the securities and sales of certain securities. These gains are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

Note 6.	Lines of Credit

On September 14, 2004, the Company entered into a three-year $200,000 credit facility agreement which was terminated on July 25, 2007. The Company had no borrowings under the facility and was in compliance with all covenants associated with the facility during the entire term of the agreement.

On July 25, 2007 (the Closing Date), the Company entered into a five-year $200,000 Credit Agreement (the Credit Facility). The Credit Facility became available on the Closing Date and terminates in July 2012. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. At termination, any aggregate principal amount of loans outstanding under the Credit Facility becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 0.45 percent above the London Interbank Offer Rate (“LIBOR”). There is also a commitment fee equal to 0.09 percent per annum on the daily unused portion of the facility. The Credit Facility contains various covenants, none of which negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. The Company had no borrowings under the facility and was in compliance with all covenants at September 30, 2007.

On November 8, 2007, the Company entered into Capital Support Agreements with two mutual funds sponsored by the Company that may require it to make capital contributions to these funds up to an aggregate amount of $129,000 under certain conditions (See Note 12). The obligations of the Company under the Capital Support Agreements are secured by letters of credit of a third party bank. The letters of credit were issued under the Company’s existing credit facility and have a term of one year. On the same date, certain provisions and terms of the Credit Facility were amended that provides for a waiver of any breach to various covenants or excluding from the computation of certain covenants any borrowings arising solely from any transaction due to the Capital Support Agreements. As of the same date, the Company had no borrowings under the Credit Facility and remained in compliance with all covenants.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility at September 30, 2007. The Company was in compliance with all covenants since the inception of the agreement through September 30, 2007.

Note 7.	Long-term Debt

In February 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 7.20 percent Senior Notes, Series A, and $15,000 7.27 percent Senior Notes, Series B (collectively, the Notes), in a private offering with certain financial institutions. The Note Purchase Agreement, which was subsequently amended, contains various covenants. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $4,000 in February 2007 which included the final payment for the Series A Senior Notes. On August 24, 2007, the Company made a voluntary principal pre-payment of $5,000 and a make-whole payment of $293 for the Series B Notes. With these payments, all amounts outstanding relating to the Notes were extinguished.

Long-term debt as of September 30, 2007 on the accompanying Consolidated Balance Sheets consists entirely of the borrowings of LSV Employee Group. Long-term debt as of December 31, 2006 consists of the borrowings of the Company and LSV Employee Group (See Note 2).

Note 8.	Shareholders’ Equity

Stock-Based Compensation

On April 3, 2007, the Company’s Board of Directors approved the 2007 Equity Compensation Plan (the 2007 Plan), which was later approved by the shareholders of the Company on May 23, 2007. The 2007 Plan became effective June 1, 2007 and provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights with respect to up to 20 million shares of common stock of the Company, subject to adjustment for stock splits, reclassifications, mergers and other events. Permitted grantees under the 2007 Plan include employees, non-employee directors and consultants who perform services for the Company. The plan is administered by the Compensation Committee of the Board of Directors of the Company. As of September 30, 2007, grants of stock options made under the 2007 Plan were minimal. There were no grants of stock appreciation rights made under the plan.

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

All outstanding stock options have performance vesting conditions based on the attainment of certain earnings per share targets established at the date of grant. Earnings per share targets are calculated exclusive of stock-based compensation expense, net of tax. The first performance condition determines vesting of 50 percent of the options, and a second performance condition determines the vesting of the remaining 50 percent of the options. The performance conditions are measured annually on December 31. Options granted prior to 2006 also could vest in their entirety seven years from the date of grant. All options outstanding have a 10 year life. The Company believes that awarding stock options with performance-based vesting schedules better aligns the interests of stockholders and employees.

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three month periods ended September 30, 2007 and 2006, respectively, as follows:

	Three Months Ended September 30,
	2007	2006
Stock-based compensation expense	$7,002	$7,220
Less: Deferred tax benefit	(2,460)	(2,006)

Stock-based compensation expense, net of tax	$4,542	$5,214

Basic and diluted earnings per share	$.02	$.03

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the nine month periods ended September 30, 2007 and 2006, respectively, as follows:

	Nine Months Ended September 30,
	2007	2006
Stock-based compensation expense	$20,460	$15,302
Less: Deferred tax benefit	(6,501)	(4,955)

Stock-based compensation expense, net of tax	$13,959	$10,347

Basic and diluted earnings per share	$.07	$.05

As of September 30, 2007, there was approximately $41,858 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2007	$6,856
2008	14,360
2009	7,122
2010	3,861
2011	3,861
2012	3,819
2013	1,979

$41,858

In the nine months ended September 30, 2007 and 2006, the Company accelerated the recognition of $1,160 and $3,078, respectively, in stock-based compensation expense due to a change in management’s estimate of when certain vesting targets are expected to be achieved.

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $45,391 and $65,926, respectively. The total options outstanding as of September 30, 2007 and 2006 was 26,104,000 and 27,328,000, respectively.

Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,428,365, including an additional authorization on October 23, 2007 for $100,000. Through September 30, 2007, a total of 248,318,000 shares at an aggregate cost of $1,294,966 have been purchased and retired. The Company purchased 2,286,000 shares at a total cost of $59,162 during the three months ended September 30, 2007. During the nine months ended September 30, 2007, the Company purchased 6,455,000 shares at a total cost of $183,856.

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

Cash dividends declared during the nine month periods ended September 30, 2007 and 2006 were $13,806 and $11,845, respectively.

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

The Company’s reportable business segments are:

Private Banks—provides investment processing and investment management programs to banks and trust institutions worldwide;

Investment Advisors—provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States;

Institutional Investors—provides investment management programs and administrative outsourcing solutions to retirement plan sponsors and not-for-profit organizations worldwide;

Investment Managers—provides investment processing, fund processing and operational outsourcing solutions to investment managers, fund companies and banking institutions located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds;

Investments in New Businesses—provides investment management programs to affluent families residing in the United States and Europe through the SEI Wealth Network®; and

LSV Asset Management—is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2007 and 2006. Management evaluates Company assets on a consolidated basis during interim periods.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended September 30, 2007 and 2006.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended September 30, 2007
Revenues	$104,280	$65,715	$51,275	$35,844	$1,881	$90,641	$349,636
Expenses (1)	82,846	31,257	30,980	25,445	5,020	56,252	231,800

Operating profit (loss)	$21,434	$34,458	$20,295	$10,399	$(3,139)	$34,389	$117,836

Profit margin	21%	52%	40%	29%	N/A	38%	34%

(1)	The Private Banks segment includes $1,345 of minority interest of other shareholders relating to a joint venture. LSV includes $47,671 of minority interest of the other partners of LSV.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended September 30, 2006
Revenues	$94,058	$55,117	$42,115	$29,802	$1,914	$75,078	$298,084
Expenses (2)	71,512	27,535	27,210	22,131	6,118	45,990	200,496

Operating profit (loss)	$22,546	$27,582	$14,905	$7,671	$(4,204)	$29,088	$97,588

Profit margin	24%	50%	35%	26%	N/A	39%	33%

(2)	The Private Banks segment includes $1,345 of minority interest of other shareholders relating to a joint venture. LSV includes $39,653 of minority interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the quarters ended September 30, 2007 and 2006 is as follows:

	2007	2006
Total operating profit from segments above	$117,836	$97,588

Corporate overhead expenses	(9,754)	(9,772)
Minority interest reflected in segments	49,016	40,749
LSV Employee Group (1)	(1,820)	(1,806)

Income from operations	$155,278	$126,759

(1)	For the three months ended September 30, 2007 and 2006, includes $1,805 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the three months ended September 30, 2007 and 2006 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2007	2006	2007	2006
Private Banks	$13,437	$13,372	$6,085	$3,512
Investment Advisors	4,898	4,946	1,571	742
Institutional Investors	1,146	2,358	429	302
Investment Managers	1,437	1,521	478	481
Investments in New Businesses	248	501	119	76
LSV	59	41	275	172

Total from business segments	$21,225	$22,739	$8,957	$5,285

LSV Employee Group	—	—	1,821	1,820
Corporate Overhead	407	1,420	213	213

	$21,632	$24,159	$10,991	$7,318

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the nine months ended September 30, 2007 and 2006.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Nine Month Period Ended September 30, 2007
Revenues	$302,108	$192,724	$146,815	$105,131	$5,347	$263,494	$1,015,619
Expenses (3)	241,668	91,550	89,334	74,649	14,597	162,411	674,209

Operating profit (loss)	$60,440	$101,174	$57,481	$30,482	$(9,250)	$101,083	$341,410

Profit margin	20%	52%	39%	29%	N/A	38%	34%

(3)	The Private Banks segment includes $3,437 of minority interest of other shareholders relating to a joint venture. LSV includes $139,204 of minority interest of the other partners of LSV.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Nine Month Period Ended September 30, 2006
Revenues	$273,176	$165,646	$119,166	$86,138	$5,346	$210,763	$860,235
Expenses (4)	204,666	82,745	77,814	67,158	16,843	129,768	578,994

Operating profit (loss)	$68,510	$82,901	$41,352	$18,980	$(11,497)	$80,995	$281,241

Profit margin	25%	50%	35%	22%	N/A	38%	33%

(4)	The Private Banks segment includes $4,045 of minority interest of other shareholders relating to a joint venture. LSV includes $110,519 of minority interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine month periods ended September 30, 2007 and 2006 is as follows:

	2007	2006
Total operating profit from segments above	$341,410	$281,241

Corporate overhead expenses	(30,459)	(28,621)
Minority interest reflected in segments	142,641	114,564
LSV Employee Group (2)	(5,460)	(5,417)

Income from operations	$448,132	$361,767

(2)	For the nine months ended September 30, 2007 and 2006, includes $5,416 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the nine months ended September 30, 2007 and 2006 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2007	2006	2007	2006
Private Banks	$45,071	$43,342	$13,276	$10,286
Investment Advisors	16,307	15,227	3,111	2,257
Institutional Investors	3,554	7,611	1,152	931
Investment Managers	4,477	4,676	1,306	1,453
Investments in New Businesses	811	1,093	287	218
LSV	1,045	64	678	511

Total from business segments	$71,265	$72,013	$19,810	$15,656

LSV Employee Group	—	—	5,461	5,457
Corporate Overhead	1,221	4,371	596	735

	$72,486	$76,384	$25,867	$21,848

Note 11.	Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FIN 48, which did not have a material impact on its financial statements. The Company’s total unrecognized tax benefit as of January 1, 2007 and September 30, 2007 was $11,275 and $13,434, respectively, of which approximately $10,980 and $12,469 would affect the effective tax rate if the Company were to recognize the tax benefit. During the nine months ended September 30, 2007, the Company has not recognized any material increase or decrease in tax liability for unrecognized tax benefits as a result of the implementation of FIN 48.

The Company files a consolidated federal income tax return and income tax returns with various states. Certain subsidiaries of the Company file tax returns in foreign jurisdictions. The Company’s federal income tax return is not currently under examination; however, certain prior year tax returns of the Company’s domestic and foreign subsidiaries are under examination by state and foreign tax authorities. The Company is no longer subject to U.S. federal income tax examination for years before 2004 and is no longer subject to state, local or foreign income tax examinations by tax authorities for years before 2000.

The portion of unrecognized tax benefit that is anticipated to be paid within 12 months is included in current taxes payable and the remaining amount of $11,910 is included in Other long-term liabilities as of September 30, 2007 on the accompanying Consolidated Balance Sheets. The Company recognized a tax benefit of $809 during the three months ended September 30, 2007 due to the expiration of a statute of limitation related to certain tax positions. In the next 12 month period, the Company expects to recognize $1,275 of unrecognized tax benefit from the expiration of the statute of limitations. The Company does not anticipate the recognition of any of these unrecognized tax benefits for the remainder of 2007. However, it is not reasonably possible to estimate the total amount of increase or decrease in these unrecognized tax benefits which may occur in the next 12 months due to the uncertainty of the outcome of examinations from taxing authorities, changes in the interpretation of tax laws resulting from undecided court cases and other factors.

The Company classifies interest and penalties recognized associated with uncertain tax positions as a component of income tax expense. As of January 1, 2007 and September 30, 2007, the Company had accrued approximately $1,817 and $1,644 of interest and penalties associated with our uncertain tax positions.

Note 12.	Capital Support Agreements

On November 8, 2007, the Company provided a guarantee in the form of Capital Support Agreements with two mutual funds (each, a Fund or, together, the Funds), the SEI Daily Income Trust Prime Obligation Fund (the Prime Fund) and the SEI Daily Income Trust Money Market Fund (the MM Fund). The Company is the advisor to the Funds. The subadvisor to the Funds is Columbia Management, which is the primary investment management division of Bank of America Corporation. Columbia Management entities furnish investment management services and advise institutional and mutual fund portfolios. Various clients of the Company are investors in the Funds. The Prime Fund is rated AAA and Aaa by Standards & Poor’s Corporation (S&P) and Moody’s Investor Services Inc. (Moody’s), respectively, and the MM Fund is rated Aaa by Moody’s.

On October 30, 2007, S&P advised the Company that it would place any mutual fund that had an AAA rating by S&P and which owned any securities issued by Cheyne Finance LLC (Cheyne) on credit watch with negative implications unless the fund was provided credit support having an A-1 short-term rating by S&P in an amount equal to 50 percent of the Cheyne position held. The Funds hold senior notes issued by Cheyne. Cheyne is a structured investment vehicle, which means that it issues commercial paper and other debt securities and uses the proceeds to purchase bonds or other long-term debt instruments that are used to collateralize the obligations of the vehicle. The Cheyne senior notes are collateralized by residential mortgage-backed securities, commercial mortgage-backed securities, corporate collateralized debt obligations and collateralized debt obligations of asset-backed securities. The receivers for Cheyne, partners of Deloitte & Touche LLP, have declared an insolvency event and Cheyne has ceased making payments on its outstanding notes on the scheduled maturity dates. The Cheyne securities are rated D by S&P and Ba3 by Moody’s.

Although the Company was not obligated to provide the credit support required by S&P, in order to avoid a credit watch action by S&P on the Prime Fund, and to address the needs of customers who require an S&P AAA rating of the Prime Fund, the Company entered into the Capital Support Agreement to satisfy S&P’s requirement. The Company entered into a similar agreement with the MM Fund.

Under the Capital Support Agreements, the Company is committed to provide capital to the Fund, subject to the aggregate limit of $126,000 in the case of the Prime Fund and $3,000 in the case of the MM Fund, if the Fund realizes payments or sales proceeds from specified structured investment vehicle securities, including the Cheyne senior notes, held by the Fund (the Covered Investments) which are less than the amortized cost of the Covered Investment. Upon the sale or other disposition of a Covered Investment, the amount of capital that the Company is required to contribute to a Fund would be the least of the following amounts: (i) the amount, if any, by which the amortized cost of the Covered Investment exceeds the amount realized from the sale or other disposition of the Covered Investments; (ii) the amount, if any, necessary to restore the net asset value per share of the Fund to $0.9950 (or in the case of the Prime Fund, so long as the Prime Fund is rated AAA by S&P, $0.9975), or (iii) the remaining amount of the aggregate limit of the Capital Support Agreement applicable to the Fund, taking into account all prior contributions. The obligations of the Company under the Capital Support Agreements are secured by letters of credit of a third party bank rated A-1 by S&P. The letters of credit were issued under the Company’s existing Credit Facility. The Capital Support Agreements and the letters of credit have a term of one year.

As of November 7, 2007, the aggregate net asset value of the Prime Fund was $6.05 billion and the aggregate net asset value of the MM Fund was $1.36 billion. As of November 7, 2007, the Covered

Investments constituted approximately 14.0 percent and 7.1 percent, respectively, of the Prime Fund’s and MM Fund’s aggregate net asset values. Included in the Covered Investments in the Prime Fund and in the MM Fund are an aggregate of $252,000 and $20,000, respectively, of Cheyne senior notes.

In the event that the Company is required under the Capital Support Agreements to commit capital to any Fund, the Company will be required to pay the required capital contribution to the Fund and will not receive any consideration from the Fund, in the form of shares of the fund or any other form, for the contributed capital. The Company will record an expense equal to the amount of the contributed capital to the Fund in the period of that contribution. If the mark-to-market value of a Covered Investment is less than its amortized cost and if the aggregate net asset value of the Fund is less than $0.9950 (or in the case of the Prime Fund, so long as the Prime Fund is rated AAA by S&P, $0.9975), then, even though the loss has not been realized through the sale or other disposition of the Covered Investment, the Company will record an expense in the period, however, such an expense may be reversed in a subsequent period to the extent that the unrealized loss on the Covered Investments is reduced due to increases in the market value of the Covered Investment.

The Company has not been required to make any capital contributions to the Funds as of November 8, 2007 and as a result has recorded no expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at September 30, 2007 and 2006, the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of September 30, 2007, through our subsidiaries and partnerships in which we have a significant interest, we administer $422.6 billion in mutual fund and pooled assets, manage $201.7 billion in assets, and operate from more than 20 offices in over a dozen countries.

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

The Company’s reportable business segments are:

Private Banks—provides investment processing and investment management programs to banks and trust institutions worldwide;

Investment Advisors—provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States;

Institutional Investors—provides investment management programs and administrative outsourcing solutions to retirement plan sponsors and not-for-profit organizations worldwide;

Investment Managers—provides investment processing, fund processing and operational outsourcing solutions to investment managers, fund companies and banking institutions located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds;

Investments in New Businesses—provides investment management programs to affluent families residing in the United States and Europe through the SEI Wealth Network®; and

LSV Asset Management—is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

Financial Results

Revenues, Expenses and Income from Operations by business segment for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Revenues:

Private Banks	$104,280	$94,058	11%	$302,108	$273,176	11%
Investment Advisors	65,715	55,117	19%	192,724	165,646	16%
Institutional Investors	51,275	42,115	22%	146,815	119,166	23%
Investment Managers	35,844	29,802	20%	105,131	86,138	22%
Investments in New Businesses	1,881	1,914	(2)%	5,347	5,346	—
LSV	90,641	75,078	21%	263,494	210,763	25%

Total revenues	$349,636	$298,084	17%	$1,015,619	$860,235	18%

Expenses:

Private Banks	82,846	71,512	16%	241,668	204,666	18%
Investment Advisors	31,257	27,535	14%	91,550	82,745	11%
Institutional Investors	30,980	27,210	14%	89,334	77,814	15%
Investment Managers	25,445	22,131	15%	74,649	67,158	11%
Investments in New Businesses	5,020	6,118	(18)%	14,597	16,843	(13)%
LSV	56,252	45,990	22%	162,411	129,768	25%

Total expenses	$231,800	$200,496	16%	$674,209	$578,994	16%

Income from business segments:

Private Banks	21,434	22,546	(5)%	60,440	68,510	(12)%
Investment Advisors	34,458	27,582	25%	101,174	82,901	22%
Institutional Investors	20,295	14,905	36%	57,481	41,352	39%
Investment Managers	10,399	7,671	36%	30,482	18,980	61%
Investments in New Businesses	(3,139)	(4,204)	25%	(9,250)	(11,497)	20%
LSV	34,389	29,088	18%	101,083	80,995	25%

Total income from business segments	$117,836	$97,588	21%	$341,410	$281,241	21%

Corporate overhead	(9,754)	(9,772)	—	(30,459)	(28,621)	6%
LSV Employee Group (1)	(1,820)	(1,806)	1%	(5,460)	(5,417)	1%
Minority interest reflected in segments (2)	49,016	40,749	20%	142,641	114,564	25%

Income from operations	$155,278	$126,759	22%	$448,132	$361,767	24%

(1)	Primarily relates to amortization costs of identifiable intangible assets.
(2)	Includes $47,671 and $39,653 for the three months ended September 30, 2007 and 2006, respectively, and $139,204 and $110,519 for the nine months ended September 30, 2007 and 2006, respectively, of minority interest of the other partners of LSV.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances	As of September 30,		Percent
(In millions)	2007	2006	Change
Assets invested in equity and fixed-income programs	$175,351	$141,438	24%
Assets invested in collective trust fund programs	11,102	14,044	(21)%
Assets invested in liquidity funds	15,197	13,454	13%

Assets under management	201,650	168,936	19%

Client proprietary assets under administration	220,906	176,001	26%

Assets under management and administration	$422,556	$344,937	23%

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

Consolidated Summary

Consolidated revenues increased $51.6 million, or 17 percent, to $349.6 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. For the nine month period, revenues increased $155.4 million, or 18 percent, to $1.0 billion compared to the prior year period. Net income increased $12.8 million, or 21 percent, to $73.3 million for the three month period and $32.8 million, or 19 percent, to $206.2 million for the nine month period. Diluted earnings per share for the three month period were $.37 per share as compared to $.30 per share a year ago, an increase of 23 percent. In the nine month period, diluted earnings per share increased to $1.02 per share as compared to $0.85 per share a year ago, an increase of 20 percent.

In our opinion, the following items had a significant impact on our financial results for the three and nine month periods ended September 30, 2007 and 2006:

•

Revenue growth across all of our segments was primarily driven by higher asset-based fees from capital market appreciation throughout 2007 and late 2006. Favorable capital market conditions increased the value of assets we manage or administer for our existing clients, resulting in an increase in our base revenues. These market conditions also generated improved profits and operating margins in our Investment Advisors, Institutional Investors and Investment Managers business segments.

•

Sales of new business in our Institutional Investors and Investment Managers business segments as well as positive cash receipts in 2007 and late 2006 from new and existing advisor relationships in our Investment Advisors business segment also contributed to the increase in our revenues and profits.

•

In July 2007, the Global Wealth Platform was placed into service. Previously capitalized software development costs of $199.6 million, which includes $35.7 million capitalized during the first six months of 2007, will be amortized evenly over a period of 15 years. We recognized an additional $3.2 million in amortization expense related to the Global Wealth Platform during the third quarter. Additionally, we capitalized $14.4 million in the third quarter for enhancements and upgrades to expand the functionality of the Global Wealth Platform. We will continue to incur significant development costs for these enhancements and upgrades. Our intention is to implement enhancements and upgrades into the platform through a series of releases. The capitalized costs associated with these releases will be amortized over the remaining useful life of the platform. As we continue to progress through the project, we expect a larger portion of our costs will be incurred from maintenance and support of the platform. These costs will be expensed as incurred. Throughout 2007, we capitalized a total of $50.1 million, as compared to $53.9 million during the same period of 2006, in software development costs.

•

Improvement in our consolidated operating margins was partially offset by increased spending for the development of the necessary infrastructure to deliver and support new company strategies and solutions and to service new clients. A substantial portion of these costs relate to personnel and third-party service providers.

•	In the first nine months of 2006, $5.7 million of software development costs for the Global Wealth Platform was written-off and affected all of our business segments except LSV.

•

We continued our stock repurchase program during 2007 and purchased approximately 2,286,000 shares at an average price of approximately $26 per share in the third quarter and 6,455,000 shares at an average price of approximately $28 per share in the nine month period.

•

In the nine month period of 2007, our net income was unfavorably impacted by an increase in our effective tax rate. Our effective tax rate was 36.5 percent for the nine months ended September 30, 2007 as compared to 33.5 percent for the similar period of 2006. The increase in the effective tax rate was primarily due to an increase in the effective state tax rate.

Business Segments

Private Banks

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2007	2006	Change	2007	2006	Change
Revenues:
Investment processing and software servicing fees	$56,183	$54,351	3%	$161,018	$152,968	5%
Asset management, administration & distribution fees	39,111	31,816	23%	112,022	93,853	19%
Transaction-based and trade execution fees	8,986	7,891	14%	29,068	26,355	10%

Total revenues	$104,280	$94,058	11%	$302,108	$273,176	11%

Revenues increased $10.2 million, or 11 percent, in the three month period and $28.9 million, or 11 percent, in the nine month period ended September 30, 2007 compared to the prior year corresponding period and were primarily affected by:

•	Increased assets under management caused by improved capital market conditions and additional asset funding from existing international investment management clients; and

•	An increase in revenues in our BSP solution from cross-sales of other services to existing clients; partially offset by

•

A decrease in non-recurring revenues in our ASP solution due to a one-time fee of $4.7 million received by us from the buyout of an existing contract in the third quarter of 2006 and from implementation fees earned in the prior year period from client acquisitions.

Operating margins declined to 21 percent, as compared to 24 percent in the three month period and to 20 percent, as compared to 25 percent in the nine month period. Operating income decreased $1.1 million, or five percent, in the three month period and $8.1 million, or 12 percent, in the nine month period and was primarily affected by:

•	Increased direct expenses associated with higher levels of assets from new and existing international investment management clients;

•	Increased personnel expenses, including stock-based compensation expenses, and other operational costs necessary to deliver business outsourcing solutions to existing clients;

•	Increased non-capitalized technology spending and infrastructure buildout related to the Global Wealth Platform; and

•	Amortization expense related to the release of the Global Wealth Platform at the beginning of the third quarter; partially offset by

•	An increase in revenues.

Investment Advisors

Revenues increased $10.6 million, or 19 percent, in the three month period and $27.1 million, or 16 percent, in the nine month period ended September 30, 2007 and were primarily affected by:

•

Increased investment management fees from existing clients due to higher assets under management caused by improved capital market conditions and positive cash receipts from new and existing advisor relationships.

Operating margins increased to 52 percent, as compared to 50 percent in both the three and nine month periods. Operating income increased $6.9 million, or 25 percent, in the three month period and $18.3 million, or 22 percent, in the nine month period and was primarily affected by:

•	An increase in revenues;

•	The write-off of the front-end component of the SEI Advisor Desktop for $3.4 million during the second quarter of 2006; partially offset by

•	Increased personnel costs, including stock-based compensation expenses, for our investment advisors business and investment management operations;

•	Increased non-capitalized technology spending related to the Global Wealth Platform;

•	Amortization expense related to the release of the Global Wealth Platform at the beginning of the third quarter; and

•	Increased direct expenses associated with the increase in revenues.

Institutional Investors

Revenues increased $9.2 million, or 22 percent, in the three month period and $27.6 million, or 23 percent, in the nine month period ended September 30, 2007 and were primarily affected by:

•	Asset funding from new sales of our retirement and not-for-profit solutions;

•	Asset funding from existing clients; and

•	Increased assets under management from existing clients caused by improved capital market conditions.

Operating margins increased to 40 percent, as compared to 35 percent in the three month period and increased to 39 percent, as compared to 35 percent in the nine month period. Operating income increased $5.4 million, or 36 percent, in the three month period and $16.1 million, or 39 percent, in the nine month period and was primarily affected by:

•	An increase in revenues; less

•	Increased direct expenses associated with the increase in revenues;

•	Increased personnel costs, including stock-based compensation expenses, for our international institutional business and investment management operations; and

•	Increased sales compensation expenses related to sales of new business.

Investment Managers

Revenues increased $6.0 million, or 20 percent, in the three month period and $19.0 million, or 22 percent, in the nine month period ended September 30, 2007 and were primarily affected by:

•	Asset funding from existing clients of hedge fund, separately managed account and total operational outsourcing solutions;

•	Increased assets under administration from existing clients caused by improved capital market conditions; and

•	Cash flows from new clients; partially offset by

•	Client losses.

Operating margins increased to 29 percent, as compared to 26 percent in the three month period and to 29 percent, as compared to 22 percent in the nine month period. Operating income increased $2.7 million, or 36 percent, in the three month period, and $11.5 million, or 61 percent in the nine month period, and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel costs, including stock-based compensation expenses, and technology costs related to our hedge fund, separate account and total operational outsourcing solutions; and

•	Increased sales compensation expenses related to sales of new business.

LSV

Revenues increased $15.6 million, or 21 percent, in the three month period and $52.7 million, or 25 percent, in the nine month period ended September 30, 2007 and were primarily affected by:

•	Increased assets under management from capital market appreciation.

Our total partnership interest in LSV remained at approximately 43 percent during the nine month periods ended September 30, 2007 and 2006. Operating margins declined slightly to 38 percent, as compared to 39 percent in the three month period and remained flat at 38 percent in the nine month period. Operating income increased $5.3 million, or 18 percent, in the three month period, and $20.1 million, or 25 percent in the nine month period, and was primarily affected by:

•	An increase in revenues as previously described; partially offset by

•	Increased personnel costs.

Other

Other Income and Expense Items

Other income and expense items on the accompanying Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss from investments	$(202)	$(2,226)	$(1,515)	$(1,866)
Interest and dividend income	4,381	3,397	13,314	9,149
Interest expense	(1,267)	(1,475)	(3,696)	(4,078)
Minority interest	(46,463)	(37,731)	(134,439)	(105,858)
Other	—	—	2,952	1,588

Total other income and expense items, net	$(43,551)	$(38,035)	$(123,384)	$(101,065)

Other in the nine month period of 2007 includes a one-time gain of approximately $3.0 million recognized from the sale of our remaining ownership in a joint-venture.

Minority interest includes the amount owned by other shareholders in which we have a significant or controlling interest. The accounts of these entities are included in our consolidated financial statements. Minority interest consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
LSV Asset Management	$(47,671)	$(39,653)	$(139,204)	$(110,519)
LSV Employee Group	2,727	3,018	8,376	8,706
Other entities	(1,519)	(1,096)	(3,611)	(4,045)

Total minority interest	$(46,463)	$(37,731)	$(134,439)	$(105,858)

Net loss from investments consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Realized (loss) gain from sales of marketable securities	$(98)	$—	$(94)	$1,901
Decrease in fair value of derivative financial instruments	(267)	(414)	(1,371)	(496)
Other-than-temporary declines in market value	—	(1,979)	—	(1,979)
Other realized gains (losses)	163	167	(50)	(1,292)

Net loss from investments	$(202)	$(2,226)	$(1,515)	$(1,866)

Derivative financial instruments are used to minimize the price risk associated with changes in the fair value of our seed investments in new investment management programs. These seed investments are classified as securities available for sale. The derivative financial investments did not qualify for hedge accounting under current accounting rules. As a result, changes in the fair value of these derivative financial instruments were recorded in current period earnings whereas the change in the fair value of the hedged asset will be realized upon sale in future period earnings. Management’s decision to enter into derivative financial instruments that do not qualify for hedge accounting may cause volatility in quarterly earnings (See Note 5 to the Consolidated Financial Statements).

Other realized gains (losses) in the nine month periods of 2007 and 2006 include write-downs of approximately $500 thousand in the second quarter 2007 and $1.5 million in the third quarter 2006, respectively, related to an investment in a private company. The write down in 2007 represented the remaining balance of the investment in the company.

Interest income is earned based upon the amount of cash that is invested daily. The increase in interest income in the nine month period of 2007 compared to 2006 resulted from higher cash balances and an increase in interest rates.

Stock-Based Compensation

Our stock options have performance vesting conditions based on the attainment of certain earnings per share targets established at the date of grant. The first performance condition determines vesting of 50 percent of the options and a second performance condition determines the vesting of the remaining 50 percent of the options. The performance conditions are measured annually on December 31. Options granted prior to 2006 also could vest in their entirety seven years from the date of grant. The amount of stock-based compensation expense is based upon our estimates of when we believe the earnings per share targets may be achieved. If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, future periods may differ significantly from what we have recorded in the current period. If our estimate of the attainment of the earnings per share targets proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect our net income and net income per share. During the nine month period ended September 30, 2007, we accelerated the recognition of $1,160 in stock-based compensation expense due to a change in management’s estimate of when certain vesting targets are expected to be achieved. We recognized approximately $20.5 million in stock-based compensation expense in the first nine months of 2007. Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2007	$6,856
2008	14,360
2009	7,122
2010	3,861
2011	3,861
2012	3,819
2013	1,979

$41,858

Income Taxes

Our effective tax rates were 34.4 percent and 31.8 percent for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, our effective tax rates were 36.5 percent and 33.5 percent, respectively. The increase in effective tax rates was primarily due to an increase in the effective state tax rate. The tax rate in the third quarter of 2006 was favorably impacted from a tax legislative change which provided a cumulative benefit in that quarter.

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

In February 2007, the FASB issued FASB Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

Subsequent Event—Money Market Fund Support

On November 8, 2007, SEI provided a guarantee in the form of Capital Support Agreements with two mutual funds (each, a Fund or, together, the Funds), the SEI Daily Income Trust Prime Obligation Fund (the Prime Fund) and the SEI Daily Income Trust Money Market Fund (the MM Fund). SEI is the advisor to the Funds. The subadvisor to the Funds is Columbia Management, which is the primary investment management division of Bank of America Corporation. Columbia Management entities furnish investment management services and advise institutional and mutual fund portfolios. Various SEI clients are investors in the funds. The Prime Fund is rated AAA and Aaa by Standards & Poor’s Corporation (S&P) and Moody’s Investor Services Inc. (Moody’s), respectively, and the MM Fund is rated Aaa by Moody’s.

On October 30, 2007, S&P advised SEI that it would place any mutual fund that had an AAA rating by S&P and which owned any securities issued by Cheyne Finance LLC (Cheyne) on credit watch with negative implications unless the fund was provided credit support having an A-1 short-term rating by S&P in an amount equal to 50 percent of the Cheyne position held. The Funds hold senior notes issued by Cheyne. Cheyne is a structured investment vehicle, which means that it issues commercial paper and other debt securities and uses the proceeds to purchase bonds or other long-term debt instruments that are used to collateralize the obligations of the vehicle. The Cheyne senior notes are collateralized by residential mortgage-backed securities, commercial mortgage-backed securities, corporate collateralized debt obligations and collateralized debt obligations of asset-backed securities. The receivers for Cheyne, partners of Deloitte & Touche LLP, have declared an insolvency event and Cheyne has ceased making payments on its outstanding notes on the scheduled maturity dates. The Cheyne securities are rated D by S&P and Ba3 by Moody’s.

Although SEI was not obligated to provide the credit support required by S&P, in order to avoid a credit watch action by S&P on the Prime Fund, and to address the needs of customers who require an S&P AAA rating of the Prime Fund, SEI entered into the Capital Support Agreement to satisfy S&P’s requirement. SEI entered into a similar agreement with the MM Fund. SEI believes as a result of the Capital Support Agreements, the Prime Fund will retain its AAA and Aaa rating by S&P and Moody’s, respectively, and the MM Fund will retain its Aaa rating by Moody’s.

Under the Capital Support Agreements, SEI is committed to provide capital to the Fund, subject to the aggregate limit of $126.0 million in the case of the Prime Fund and $3.0 million in the case of the MM Fund, if the Fund realizes payments or sales proceeds from specified structured investment vehicle securities, including the Cheyne senior notes, held by the Fund (the Covered Investments) which are less than the amortized cost of the Covered Investment. Upon the sale or other disposition of a Covered Investment, the amount of capital that the Company is required to contribute to a Fund would be the least of the following amounts: (i) the amount, if any, by which the amortized cost of the Covered Investment exceeds the amount realized from the sale or other disposition of the Covered Investments; (ii) the amount, if any, necessary to restore the net asset value per share of the Fund to $0.9950 (or in the case of the Prime Fund, so long as the Prime Fund is rated AAA by S&P, $0.9975), or (iii) the remaining amount of the aggregate limit of the Capital Support Agreement applicable to the Fund, taking into account all prior contributions. The obligations of the Company under the Capital Support Agreements are secured by letters of credit of a third party bank rated A-1 by S&P. The letters of credit were issued under the Company’s existing Credit Facility (described in “Liquidity and Capital Resources” below). The Capital Support Agreements and the letters of credit have a term of one year.

As of November 7, 2007, the aggregate net asset value of the Prime Fund was $6.05 billion and the aggregate net asset value of the MM Fund was $1.36 billion. As of November 7, 2007, the Covered Investments constituted approximately 14.0 percent and 7.1 percent, respectively, of the Prime Fund’s and MM Fund’s aggregate net asset values. Included in the Covered Investments in the Prime Fund and in the MM Fund are an aggregate of $252.0 million and $20.0 million, respectively, of Cheyne senior notes.

To the extent that SEI is required under the Capital Support Agreements to commit capital to any Fund, SEI will be required to pay the required contribution to the Fund and, for accounting purposes, will record an expense in the period of that contribution. If the mark-to-market value of a Covered Investment is less than its amortized cost and if the aggregate net asset value of the Fund is less than $0.9950 (or in the case of the Prime Fund, so long as the Prime Fund is rated AAA by S&P, $0.9975), then, even though the loss has not been realized through the sale or other disposition of the Covered Investment, SEI will record an expense for accounting purposes in the period. However, this non-cash expense may be reversed in a subsequent period to the extent that the unrealized loss on the Covered Investments is reduced due to increases in the market value of the Covered Investments.

For example, if the Cheyne senior notes included in the Covered Investments were to be disposed of at 90 percent of their amortized cost, then, based on the current net asset values of the Funds and assuming that the aggregate net asset value of the Funds do not change except for changes in the net asset value attributable to the Cheyne senior notes, SEI would have an obligation under the Capital Support Agreement with the Prime Fund to contribute capital to the Prime Fund of $11.9 million, and SEI would incur an expense for the same amount. If the mark-to-market value of the Cheyne senior notes included in the Covered Investments was reduced to 90 percent of their amortized cost but the Cheyne senior notes were continued to be held by the Fund, SEI would not then have an obligation to contribute capital to the Prime Fund, but would incur a non-cash expense of approximately $11.9 million, which could be reversed in a subsequent period if the mark-to-market value of the Cheyne senior notes increased. In the case of the MM Fund, a disposition or mark-to-market valuation of the Cheyne senior notes held by the MM Fund at 90 percent of their amortized cost would not require either a capital contribution or the recognition of an expense. The 90 percent value assumed in this example is for illustrative purposes only and should not be interpreted as an estimate of the market value of, or the expected recovery on, the Cheyne senior notes included in the Covered Investments. It should also not be interpreted as an estimate of any loss which might be incurred by SEI.

Based on the current net asset values of the Funds and assuming that the aggregate net asset value of the Funds do not change except for changes in the net asset value attributable to the Covered Investments, the net asset value of the Covered Investments would have to decline in the aggregate by approximately one percent in the Prime Fund or approximately six percent in the MM Fund before SEI would have an obligation under the Capital Support Agreements to contribute capital.

Changes in the net asset value of the Funds are dependent upon net investments or redemptions in the Fund and the net asset value as adjusted from time to time of the Funds’ portfolio assets. Changes in these amounts from time to time, including changes in portfolio assets resulting from mark-to-market adjustments, will affect the per share net asset value of the Funds. The credit markets remain volatile and the Covered Investments could in the future experience mark-to-market adjustments and sale or other disposition transactions which could affect SEI’s liability with respect to the Capital Support Agreements.

SEI has not been required to make any capital contributions to the Funds as of November 8, 2007 and as a result has recorded no expense.

Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$265,902	$251,900
Net cash used in investing activities	(74,630)	(88,756)
Net cash used in financing activities	(181,026)	(61,991)

Net increase in cash and cash equivalents	10,246	101,153

Cash and cash equivalents, beginning of period	286,948	130,128

Cash and cash equivalents, end of period	$297,194	$231,281

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At September 30, 2007, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $297.2 million and the full amount available through a credit facility of $200.0 million. In July 2007, we entered into a new credit facility agreement and terminated the old credit facility agreement which was scheduled to expire in September 2007. The new credit facility agreement provides for borrowings of up to $200.0 million and expires in July 2012. The availability of the new credit facility is subject to the compliance with certain covenants set forth in the agreement.

In November 2007, we provided guarantees in the form of Capital Support Agreements with two mutual funds sponsored by the Company as previously described under the section “Subsequent Event—Money Market Fund Support.” We may be required to provide capital to these mutual funds under certain conditions up to an aggregate amount of $129.0 million. In the event that capital must be provided to these mutual funds, we may, at our discretion, utilize the credit facility or contribute the required capital from unrestricted cash. However, so long as the letters of credit remain outstanding, the amount available under the credit facility will be reduced by the amount of the letters of credit. Therefore, only the remaining $71.0 million is unrestricted and may be used for other purposes as determined by management. The aggregate amount of the credit facility may be increased by an additional $100.0 million under certain conditions set forth in the agreement. Some of the covenants contained within the credit facility were amended as a result of the Capital Support Agreements that provide certain allowances and exemptions for transactions arising solely from the Capital Support Agreements. As of November 8, 2007, the Company had not made any capital contribution to the mutual funds.

Cash flows from operations increased $14.0 million in 2007 compared to 2006 due primarily to an increase in net income. Cash flows in 2006 were significantly affected by the requirement to consolidate the accounts of LSV and LSV Employee Group, which increased net cash provided by operating activities by $70.5 million.

Net cash used in investing activities primarily includes the capitalization of costs incurred in developing computer software, purchases and sales of marketable securities, and capital expenditures. In July 2007, the Global Wealth Platform was placed into service. Previously capitalized software development costs of $199.6 million, which includes $35.7 million capitalized during the first six months of 2007, will be amortized evenly over a period of 15 years. We capitalized $14.4 million in the third quarter for enhancements and upgrades to the Global Wealth Platform. Our intention is to implement enhancements and upgrades into the platform through a series of releases. The capitalized costs associated with these releases will be amortized over the remaining useful life of the platform. Throughout 2007, we capitalized a total of $50.1 million, as compared to $53.9 million during the same period of 2006, in software development costs.

We had $5.0 million and $17.2 million in net purchases of marketable securities in 2007 and 2006, respectively. Purchases and sales of marketable securities are mainly for the start-up of new investment products to be offered to our clients. The length of time we remain invested in these investment products is dependent upon client subscriptions. We will redeem our investment as clients subscribe to these new products.

Capital expenditures in 2007 and 2006 primarily include the expansion of our corporate headquarters, which was substantially completed during the third quarter 2007. Through September 30, 2007, we spent approximately $25.7 million related to the expansion project, of which $10.6 million was spent in the first nine months of 2007. Capital expenditures in 2007 and 2006 also include new computer-related equipment associated with the release of the Global Wealth Platform.

Net cash used in financing activities primarily includes principal payments of our debt, the repurchase of our common stock and dividend payments. Principal payments on our debt were $9.0 million in 2007 and $5.4 million in 2006. Payments in 2007 include a voluntary principal pre-payment of $5.0 million consisting of the remaining balance of our Senior Notes. Principal payments made by LSV Employee Group for amounts included in our debt were $13.7 million in 2007 and $7.3 million in 2006.

Our Board of Directors has authorized the repurchase of up to $1.4 billion worth of our common stock. Through October 31, 2007, we repurchased approximately 248.3 million shares of our common stock at a cost of $1.3 billion and had $133.4 million of authorization remaining for the purchase of our common stock under this program. We spent approximately $183.9 million during the first nine months of 2007 and $81.6 million during the first nine months of 2006 for the repurchase of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Cash dividends paid were $25.7 million or $.13 per share in the first nine months of 2007 and $22.7 million or $.11 per share in the first nine months of 2006. Our Board of Directors intends to declare future dividends on a semi-annual basis.

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for continuing operations, continued investment in new products and equipment, our common stock repurchase program and future dividend payments.

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

In addition to the risks listed above, certain of our money market funds hold structured investment vehicles, two of which to date have failed to meet payment obligations on the scheduled maturity dates. In light of the current environment in the credit markets, it is possible that additional structured investment vehicles or similar securities could face difficulty meeting payment obligations in the future. In addition, these and other securities held by these money market funds are affected by market fluctuations in the credit markets. A significant reduction in the value of these securities could result in a reduced credit rating of these funds or affect the ability of the funds to maintain a stable net asset value of $1.00 per share. This could impact our revenues or cause the Company to make a capital contribution to the funds without consideration which would result in a loss. For further information, see discussion in “Subsequent Event—Money Market Fund Support.”

The Company and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with the Securities and Exchange Commission (SEC) as an investment adviser, a broker-dealer, a transfer agent, an investment company or with the United States Office of Thrift Supervision or state banking authorities as a trust company. Our broker-dealer is also a member of the National Association of Securities Dealers and is subject to its rules and oversight. In addition, various subsidiaries of the Company are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom and the Republic of Ireland. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment companies and their service providers could have a significant impact on us. We have responded and are currently responding to various regulatory examinations, inquiries and requests. As a result of these examinations, inquiries and requests, we review our compliance procedures and business operations and make changes as we deem necessary. These activities resulted in an increased level of corporate overhead costs. One of these regulatory requests and inquiries relate to the payment by certain of our subsidiaries of expenses related to the marketing and distribution of shares of certain mutual fund clients of our fund administration and distribution business. A similar inquiry resulted in an SEC order sanctioning one of our mutual fund administrator competitors. Given the fact-specific nature of the practices relating to the marketing and distribution of fund shares, we cannot infer from the competitor’s order involving the competitor’s practices what the ultimate resolution of this SEC inquiry into the Company’s practices will be.

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

Interest Rate Risk—Our exposure to changes in interest rates primarily relates to our investment portfolio. Our excess cash is principally invested in short-term, highly liquid financial instruments, mainly money market funds, with a substantial portion of such investments having initial maturities of three months or less. Our investment portfolio includes U.S. Treasury securities maturing within one year, a long-term fixed-income mutual fund principally invested in U.S. government agency securities, and a short-term mutual fund principally invested in securities of U.S. and foreign commercial banks and government agencies. We place our investments in financial instruments that meet high credit quality standards. While changes in interest rates could decrease interest income, we do not believe that we have a material exposure to changes in interest rates. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk management transactions.

Additionally, LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $44.8 million. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal.

Foreign Currency Risk—We transact business in the local currencies of various foreign countries, principally Canada, Ireland, the United Kingdom and South Korea. The total of all of our foreign operations accounts for approximately 11 percent of total consolidated revenues. Also, most of our foreign operations match local currency revenues with local currency costs. Due to these reasons, we do not, at this time, hedge against foreign operations.

Price Risk—We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that our funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. To provide protection against potential fair value changes for these investments, we have entered into various derivative financial instruments. As of September 30, 2007, we held derivative financial instruments with a notional amount of $11.7 million and an expected maturity in 2007. Changes in the fair value of the derivative financial instruments are recognized in current period earnings, whereas, the change in the fair value of the investment is recorded on the balance sheet in other comprehensive income. Therefore, changes in the fair value of the derivative financial instrument and changes in the fair value of the investment are not recognized through earnings in the same period. We did not enter into or hold any derivative financial instruments for trading purposes during 2007 or 2006.

Income before income taxes include losses of $1.4 million and $496 thousand in the nine month periods of 2007 and 2006, respectively, relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of our investments would be:

Investment	Hypothetical Change In Value
Mutual Funds	$6,311
Debt securities	625
Equities securities	945

$7,881

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding risk factors appears in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Except for the risks associated with holdings of structured investment vehicles in our money market funds as previously described under the section “Forward Looking Information and Risk Factors” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Our Board of Directors has authorized the repurchase of up to $1.4 billion worth of our common stock, which includes an additional authorization of $100.0 million on October 23, 2007. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended September 30, 2007 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – 31, 2007	292,000	$27.70	292,000	$84,473,000
August 1 – 31, 2007	1,819,500	25.62	1,819,500	37,858,000
September 1 – 30, 2007	174,000	25.58	174,000	33,399,000

Total	2,285,500	25.88	2,285,500

Item 6.	Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

10.1	Capital Support Agreement, dated November 8, 2007 between SEI Investments Company and SEI Daily Income Trust Prime Obligation Fund.

10.2	Capital Support Agreement, dated November 8, 2007 between SEI Investments Company and SEI Daily Income Trust Money Market Fund.

10.3	Amendment No. 1 to Credit Agreement, dated as of November 7, 2007 among SEI Investments Company, JPMorgan Chase Bank, N.A., individually and as Administrative Agent and the other financial institutions described therein.

10.4	Letter of Credit, dated November 7, 2007 in favor of SEI Daily Income Trust Prime Obligation Fund.

10.5	Letter of Credit, dated November 7, 2007 in favor of SEI Daily Income Trust Money Market Fund.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date: November 9, 2007	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer