Form 10-K
period 2007-12-31
SEI INVESTMENTS CO
filed 2008-02-26
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0 - 10200

SEI INVESTMENTS COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1707341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Freedom Valley Drive, Oaks, Pennsylvania	19456-1100
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 610-676-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $4.0 billion based on the closing price of $29.04 as reported by NASDAQ on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the common stock of the registrant.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on January 31, 2008:

Common Stock, $.01 par value	194,431,444

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

1.	The definitive proxy statement relating to the registrant’s 2008 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

(Cover page 2 of 2 pages)

SEI Investments Company

Fiscal Year Ended December 31, 2007

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

Overview

SEI (NASDAQ: SEIC) is a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. As of December 31, 2007, through its subsidiaries and partnerships in which the company has a significant interest, SEI administers $426.1 billion in mutual fund and pooled assets, manages $196.8 billion in assets, and operates from more than 20 offices in over a dozen countries.

Our wealth management business solutions include:

•	Investment processing and investment operations outsourcing solutions for banks, trust companies, and investment managers;

•	Investment management programs to affluent individual investors and for institutional investors, including retirement plan sponsors and not-for-profit organizations; and

•	Fund processing solutions for banks, investment management firms and investment companies that sponsor and distribute mutual funds, hedge funds and alternative investments.

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

1980’s

SEI became a public company in 1981. We entered the asset management business in 1982 and launched a series of money market mutual funds for bank clients. Later in the decade, we expanded our services to bank clients by offering mutual fund accounting services, and investment operations outsourcing services.

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

2000’s

We delivered broader, more strategic solutions for clients and markets, including a complete life and wealth platform for operating an investment advisory business, a total operational outsourcing solution for investment managers, a fully-integrated pension management system for retirement plan sponsors and a complete life and wealth solution for affluent families. We introduced Global Wealth Services, a next generation business solution integrating investment processing technology, operating processes and investment management programs.

Strategy

We seek to achieve growth in earnings and shareholder value by strengthening our position as a provider of global wealth management solutions. To achieve this objective, we have implemented these strategies:

Create broader solutions for wealth service firms. Banks, investment managers and financial advisors seek to enter new markets, expand their service offerings, provide a differentiated experience to their clients, improve efficiencies, reduce risks, and better manage their businesses. We are developing next generation business solutions integrating technology, operating processes, and financial products designed to help these institutions better serve their clients and provide opportunities to improve their business success.

Help institutional investors manage retirement plans and operating capital. Retirement plan sponsors, not-for-profit organizations and institutional investors strive to meet their financial objectives while reducing business risk. We deliver customized investment management solutions that enable investors to make better decisions about their investments and to manage their assets more effectively.

Help affluent individual investors manage their life and wealth goals. These investors demand a holistic wealth management experience that focuses on their life goals and provides them with an integrated array of financial services that includes substantially more than traditional wealth management offerings. We help these investors identify their goals and offer comprehensive life and wealth advisory services including life planning, investments and other financial services.

Expand into global markets. Global markets are large and present significant opportunities for growth. We are evolving U.S. business models for the global wealth management marketplace, focusing on the needs of institutional investors, private banks, investment advisors and affluent individual investors.

Fundamental Principles

We are guided by these fundamental principles in managing the business and adopting these growth strategies:

•

Achieve organic growth in revenue and earnings. We seek to grow the business by providing additional services to clients, adding new clients, introducing new products, and adapting products for new markets.

•

Forge long-term client relationships. We strive to achieve high levels of customer satisfaction and to forge close and long lasting client relationships. We believe these relationships enable us to market additional services, and acquire knowledge and insights that fuel the product development process.

•

Invest in product development. We continually enhance products and services to keep pace with industry developments, regulatory requirements, and the emerging needs of markets and clients. We believe investments in research and development give us a competitive advantage in our markets.

•

Adopt business models which generate recurring revenues and positive cash flows. Recurring revenues generate predictable cash flows that serve as a source of funds for continuing operations, investments in new products, common stock repurchases, and dividend payments.

•

Leverage investments across the business. We design and implement product solutions and business process capabilities to serve the needs of multiple markets, potentially offering operating efficiencies that can benefit corporate profitability.

•

Create value for shareholders. The objective of achieving long-term sustainable growth in revenues and earnings strongly influences the management of the business. This philosophy guides corporate management practices, strategic planning activities, and employee compensation practices.

Products and Services

Investment Processing

Investment processing solutions use our proprietary software to perform investment management and accounting, enabling banks and other wealth service firms to outsource investment processing activities. These solutions include computer processing services, software services, business process outsourcing services, securities valuation and trade execution services.

We offer these solutions to banks and trust institutions that provide wealth management services to their private and institutional investors. Investment advisors also use these investment processing services together with our investment management programs in providing wealth management services to their investors.

These solutions include TRUST 3000®, a comprehensive trust accounting and investment system that provides securities processing and investment accounting for all types of domestic and global securities, and support for multiple account types, including personal trust, corporate trust, institutional trust, and non-trust investment accounts.

In 2007, we introduced Global Wealth Services, a next generation business solution that integrates investment processing technology, operating processes and investment management programs. Global Wealth Services provides the strategic infrastructure to help private banks grow and keep pace with a rapidly changing wealth management industry. To enhance this offering, we have invested in the development of expanded services supported by the Global Wealth Platform. This investment accounting and securities processing system provides the backbone for our Global Wealth Services and includes global securities processing, trade-date and multi-currency accounting and reporting. The platform is designed around the client and portfolio management processes. This enables banks to institutionalize their client processes around an investor’s investment objectives, facilitating a transition to model-based portfolio management, providing an improved client experience, and minimizing the expense associated with investment operations.

In 2007, we entered the European private bank market and transformed a client bank in the United Kingdom into Global Wealth Services. In the future, the Global Wealth Services solution will be further enhanced through the Global Wealth Platform. We believe the enhanced Global Wealth Services solution enabled by the new infrastructure will improve the client experience and place our clients in a superior position to serve the changing needs of their clients.

Revenues from investment processing services are earned as monthly fees from contracted services including software licenses, information processing, and investment operations. Revenues are primarily earned based upon the number of trust accounts being serviced. Revenues may also be earned for contracted project-oriented services related to client implementations. These revenues are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations. Securities valuation and trade execution fees are recognized as Transaction-based and trade execution fees on the accompanying Consolidated Statements of Operations. In addition, as we deploy our Global Wealth Services solution, we will attempt to price our investment processing services as a percentage of assets under management.

Investment Management Programs

Investment management programs consist of mutual funds, alternate investments and separate accounts. These include a series of money market, equity, fixed-income and alternative investment portfolios, primarily in the form of registered investment companies. We serve as the administrator and investment advisor for many of these products.

We offer investment management programs to affluent individual investors and institutional investors, together with investment strategies that can be tailored to the objectives and risk tolerances of different types of investors. We distribute these funds primarily through investment advisory firms including investment advisors and banks, or directly to investors.

Our investment process is based on five principles: asset allocation, portfolio structure, tax management, multiple specialist managers, and continuous portfolio management. The investment management programs allow access to some of the best style-specific money managers who are normally not available to individual investors. This innovative approach, called Manager-of-Managers, is designed to promote adherence to our disciplined investment principles in that each manager’s performance is tracked and scrutinized. The potential benefit of this method is improved performance with reduced volatility, because it eliminates the task of attempting to predict which style of investing will be in favor at any particular time. We maintain the asset-class exposure within the specifically defined boundaries of our client’s asset allocation plan by incorporating a formal rebalancing program in the asset management process.

As of December 31, 2007, we managed $129.2 billion in total assets, net of $72.9 billion in assets managed by LSV Asset Management (LSV). Our assets under management include $103.3 billion invested in our fixed-income and equity funds or through separately managed account programs, $15.0 billion invested in our liquidity funds and $10.9 billion invested in our collective trust fund programs.

Revenues from investment management programs are primarily earned as a contractual percentage of net assets under management. These revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.

Fund Processing

Fund processing solutions include a full range of administration and distribution support services to mutual funds, collective trust funds, hedge funds, fund of funds, private equity funds and other types of investment funds. Administrative services include fund accounting, trustee and custodial support, legal support, transfer agency and shareholder servicing. Distribution support services range from market and industry insight and analysis to identifying distribution opportunities.

We offer these fund administration and distribution services to U.S. banks, investment management firms and investment companies that sponsor and distribute mutual funds and other U.S.-regulated investments. We also offer these services to investment managers worldwide that sponsor and distribute alternative investments, including hedge funds, fund of funds, private equity funds, and other investment vehicles. We also offer operational outsourcing solutions for the administration and management of separately managed account programs, as well as total operational outsourcing solutions for investment management firms.

As of December 31, 2007, we administered $229.4 billion in non-SEI mutual funds and other pooled assets.

Revenues from fund processing are primarily earned based upon a contractual percentage of net assets under administration. These revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.

Business Segments

Business segments are generally organized around our target markets. Financial information about each business segment is contained in Note 13 to the Consolidated Financial Statements. Our business segments are:

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

Investment Managers – provides investment processing, fund processing and operational outsourcing solutions to investment managers, fund companies and banking institutions located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds;

Investments in New Businesses – provides investment management programs to affluent families residing in the United States and Europe through the SEI Wealth Network®; and

LSV Asset Management – is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

The percentage of consolidated revenues generated by each business segment for the last three years was:

	2007	2006	2005
Private Banks	30%	31%	43%
Investment Advisors	19%	19%	26%
Institutional Investors	15%	14%	17%
Investment Managers	10%	10%	13%
Investments in New Businesses	1%	1%	1%
LSV (1)	25%	25%	—

	100%	100%	100%

(1)	Beginning in 2006, we consolidated the accounts of LSV into our financial statements. See Note 2 to the Consolidated Financial Statements.

Private Banks

The Private Banks segment delivers investment processing services and investment management programs worldwide to banks and trust institutions.

Our investment processing services enable banks and trust institutions to reduce risk, improve quality, and gain operational efficiency thus enabling them to focus on growing their business and serving client needs. Investment processing solutions are delivered via two primary business models: the Global Wealth Technology Services (GWTS) model and the Global Wealth Services (GWS) model. In both models, we own, maintain and operate the software applications and information processing facilities.

•	Global Wealth Technology Services

Banks using our GWTS model (formerly known as Application Services Provider or ASP) outsource investment processing technology software and computer processing but retain responsibility for investment operations, client administration, and investment management. Clients operate our GWTS solution remotely while fully supported by our data center using dedicated telecommunications networks. The GWTS model includes a dedicated relationship team that supports our client’s business. We assist our clients with strategically reevaluating their systems and process needs as their businesses change.

•	Global Wealth Services

The GWS model (formerly known as Business Services Provider or BSP) is an extension of our GWTS solution. It was designed for private banks and other trust organizations that prefer to outsource their entire investment operation. With the GWS solution, we assume the entire back-office processing function. The GWS model includes: investment processing; account access and reporting; audit, compliance and regulatory support data generation; custody and safekeeping of assets; income collections; securities settlement; and other related trust activities.

New clients undergo a business transformation process which can take a few months for smaller institutions and up to 15 months or more for larger institutions. During the transformation process, we collaborate with new clients to understand their strategic goals and objectives. During this transformation, systems, operations, and business processes are evaluated and optimized to meet client objectives. We typically earn a one-time implementation fee for these business transformation services.

Client contracts have initial terms that are generally three to seven years in length. At December 31, 2007, we had significant relationships with approximately 125 banks and trust institutions in the United States, including trust departments of 9 of the 20 largest U.S. banks. During 2007, we transformed our first Global Wealth Services client in the United Kingdom.

Our principal competitors in the investment processing business for this segment include SunGard Data Systems Inc, Odyssey Technologies and Metavante Corporation. We also consider “in-house” solutions to be a form of competition. Many large financial institutions develop, operate and maintain proprietary investment and trust accounting systems.

Our investment management programs for banks and distribution partners are offered worldwide. At December 31, 2007, there were approximately 330 investment management clients worldwide. We also had single-product relationships with approximately 200 additional banks and trust institutions. The principal competitors for this business are Russell Investment Group, a subsidiary of The Northwestern Mutual Life Insurance Company, and investment manager of manager programs offered by other firms. We also consider “in-house” internal asset management capabilities to be a form of competition.

Investment Advisors

The Investment Advisors segment offers wealth management solutions to registered investment advisors, many of whom are affiliated with or are registered as independent broker-dealers, financial planners, and life insurance agents located throughout the United States. These wealth management solutions include SEI asset management programs and back-office investment processing outsourcing services. We also help advisors manage and grow their businesses by giving them access to our marketing support programs, business assessment assistance and recommended management practices. Our solutions aim to help investment advisors reduce risk, improve quality, and gain operational efficiency to devote more of their resources to servicing their clients.

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

We continually enhance our investment offering to meet the emerging investment needs of the baby boomer. Our goal-based investment program was first introduced in 2004. This program, totaling over $4.8 billion in assets at the end of 2007, is designed to assist higher-net-worth investors with a system for portfolio construction to support customers with multiple goals across diverse risk and time parameters. In 2006, we also expanded our Managed Volatility Portfolios to include a global strategy and, in 2007, launched our Distribution Focused strategies. These strategies are income-oriented portfolios targeted at the retired baby boomer who needs regular cash distributions from their investments. We expect to have a focus on distributing these strategies in 2008.

While we continue to enhance our investment offering for the end investor, we have also enhanced our operating platform for advisors. In 2007, we upgraded our BusinessBuilder desktop tool for advisors and launched our new proposal generation tool.

Although we have agreements with over 6,000 financial advisors, our business is based primarily on approximately 1,300 clients who, at December 31, 2007, had at least $5.0 million each in customer assets invested in our mutual funds and separately managed accounts. Revenues are earned largely as a percentage of average assets under management.

The principal competition for our investment management products is from other money managers and mutual fund companies. In the advisor distributor channel, the principal competitors include AssetMark, Brinker, EnvestNet, Fidelity Investments, Lockwood Advisors, Inc., a subsidiary of The Bank of New York Mellon, and other broker-dealers.

Institutional Investors

The Institutional Investors segment offers investment management programs and administrative outsourcing solutions for retirement plan sponsors and not-for-profit organizations globally. Clients can outsource their entire investment management needs and the administration for defined benefit, defined contribution, funded welfare and non-qualified deferred compensation plans, as well as the administration of endowment and foundation asset pools.

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

By outsourcing retirement plan services, we believe clients benefit from an investment approach built around an investment plan designed to meet the client’s long-term needs, and an investment process that removes the responsibility of manager selection, is designed to reduce business risk, provide ongoing due diligence, and increase operational efficiency.

Fees are primarily earned as a percentage of average assets under management. At December 31, 2007, we had relationships with approximately 530 institutional investor clients. The principal competitors for this segment are Frank Russell Company, a subsidiary of The Northwestern Mutual Life Insurance Company, and Northern Trust Corporation.

Investment Managers

The Investment Managers segment provides investment managers with a suite of back and middle-office investment processing services associated with operating an investment fund or account. We offer managers based in the United States support for traditional investment products such as mutual funds, exchange-traded funds, institutional and separate accounts, and provide outsourcing services including accounting, administration, reconciliation, investor servicing and client reporting. In addition, we provide many of the same services to investment managers located worldwide who manage alternative investments such as hedge funds, funds of funds, and private equity funds. We believe our fund and investment processing outsourcing solutions help investment managers reduce risk, improve accuracy and efficiency, and receive tools and information to better manage their business.

Contracts for our fund and investment processing services generally have terms ranging from one to five years. Fees are primarily earned as a percentage of average assets under management and administration. At December 31, 2007, we had relationships with approximately 170 investment management companies and alternative investment managers. Our principal competitors for this segment include PFPC Worldwide Inc., a member of the PNC Financial Services Group, Inc., Citco, and State Street Bank and Trust Company.

Investments in New Businesses

The Investments in New Businesses segment represents other business ventures intended to expand our investment solutions to include affluent families who reside in the United States and the United Kingdom. The family wealth management solution offers flexible family-office type services through a highly personalized solution while utilizing the Manager-of-Managers investment process.

We have made, and will continue to make, significant investments in technology, marketing and infrastructure to develop and support our new business initiatives.

The principal competitors for the family wealth solution are diversified financial services providers focused on the high-net-worth and ultra-high-net-worth market.

LSV Asset Management

LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is a value-oriented, contrarian money manager offering a deep-value investment alternative utilizing a proprietary equity investment model to identify securities generally considered to be out of favor by the market. LSV is currently the specialist advisor to a number of our equity mutual funds. In addition, LSV is a portfolio manager to a portion of our global investment products. At December 31, 2007, LSV managed approximately $72.9 billion in total assets, of which $2.1 billion were assets in our mutual funds.

Research and Development

We are devoting significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms, and new investment products and services. We spent approximately $141.9 million in 2007, $139.1 million in 2006, and $126.7 million in 2005, of which we capitalized approximately $61.4 million in 2007, $73.3 million in 2006, and $67.6 million in 2005 relating to the development of new technology platforms. Total research and development expenditures as a percentage of revenues were 13.9 percent in 2007, 15.7 percent in 2006, and 16.4 percent in 2005. The percentages in 2007 and 2006 exclude the revenues of LSV, which was consolidated into our financial statements beginning in January 2006.

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

A significant portion of our research and development spending is related to building our Global Wealth Platform. We anticipate this platform will be used by all of our business segments over time, except LSV, to manage all or most of their client processes. The platform consists of various components, each offering different capabilities and provides straight-through business processing that integrates most front, middle and back-office operations. The front-end components will be used by our personnel to manage all middle-office operations and by clients to manage their client administration and portfolio management processes. The back-office components will streamline all investment related activities, eliminate many manual processes, perform trade order execution and securities settlement activities, and deliver improved client reporting.

We anticipate the Global Wealth Platform will enable an expanded presence in the European bank market. We believe the platform will improve our competitive position in the U.S. market, facilitate the transition of the U.S. bank market from GWTS to GWS, and enhance the client experience for our advisor clients.

Marketing and Sales

Our business solutions are directly marketed to potential clients in our target markets. We employ approximately 90 sales representatives who operate from offices located throughout the United States, Canada, western Europe, South Africa, Asia and other locations.

Customers

In 2007, one client accounted for approximately 11 percent of the revenues of the Private Banks business segment.

Personnel

At January 31, 2008, we had approximately 2,250 full-time and 80 part-time employees. None of our employees is unionized. Management considers employee relations to be generally good.

Regulatory Considerations

Our principal wholly-owned subsidiaries are SEI Investments Distribution Co., or SIDCO, SEI Investments Management Corporation, or SIMC, SEI Private Trust Company, or SPTC, and SEI Investments (Europe) Limited, or SIEL. SIDCO is a broker-dealer registered with the SEC under the Securities and Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority. SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940. SPTC is a limited purpose federal thrift chartered and regulated by the United States Office of Thrift Supervision. SIEL is an investment manager and financial institution subject to regulation by the Financial Services Authority of the United Kingdom. In addition, various SEI subsidiaries are subject to the jurisdiction of regulatory authorities in Canada, the Republic of Ireland and other foreign countries. The Company has a minority ownership interest in LSV, which is also an investment advisor registered with the SEC.

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

Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment advisors, investment companies and their service providers and financial institutions could have a significant impact on us. We have responded and are currently responding to various regulatory examinations, inquiries and requests. As a result of these examinations, inquiries and requests, we review our compliance procedures and business operations and make changes as we deem necessary. These activities resulted in an increased level of corporate overhead costs. One of these regulatory requests and inquiries relate to the payment by certain of our subsidiaries of expenses related to the marketing and distribution of shares of certain mutual fund clients of our fund administration and distribution business. A similar inquiry resulted in an SEC order sanctioning one of our mutual fund administrator competitors in 2006.

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

Our bank clients are subject to supervision by federal and state banking authorities concerning the manner in which such clients purchase and receive our products and services. Our plan sponsor clients and our subsidiaries providing services to those clients are subject to supervision by the Department of Labor and compliance with employee benefit regulations. Investment advisor and broker-dealer clients are regulated by the SEC and state securities authorities. Existing or future regulations applicable to our clients may affect our clients’ purchase of our products and services.

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

We have limited exposure to liquidity issues in the subprime credit markets. We have taken appropriate measures to protect our clients and shareholders of our money market funds from the liquidity issues in the subprime credit markets through support agreements. Future capital commitments and corresponding charges against our earnings for the obligations under these agreements will depend upon prevailing conditions in the credit markets as they impact the value of money market instruments, including structured investment vehicles, on the creditworthiness of the structured investment vehicle securities and the overall asset levels of the Funds.

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

The Company and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with the Securities and Exchange Commission (SEC) as an investment advisor, a broker-dealer, a transfer agent, an investment company or with the United States Office of Thrift Supervision or state banking authorities as a trust company. Our broker-dealer is also a member of the Financial Industry Regulatory Authority and is subject to its rules and oversight. In addition, various subsidiaries of the Company are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom and the Republic of Ireland. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment advisors, investment companies and their service providers and financial institutions could have a significant impact on us. We have responded and are currently responding to various regulatory examinations, inquiries and requests. As a result of these examinations, inquiries and requests, we review our compliance procedures and business operations and make changes as we deem necessary. These activities resulted in an increased level of general and administrative costs.

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

Changes in, or interpretation of, accounting principles could affect our revenues and earnings. We prepare our consolidated financial statements in accordance with generally accepted accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported results. Our accounting policy for recording stock-based compensation has recently been affected by changes in accounting principles. In January 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment,” which requires the measurement of all stock-based compensation to employees, including grants of employee stock options, using a fair value based method and the recording of such expense in our consolidated statements of operations. SFAS 123(R) had a significant adverse effect on our financial results and will continue to impact our future results.

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

Our corporate headquarters is located in Oaks, Pennsylvania and consists of nine buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompass approximately 486,000 square feet of office space and 34,000 square feet of data center space. We lease other offices which aggregate 62,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

Information about our executive officers is contained in Item 10 of this report and is incorporated by reference into this Part I.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock and Dividends:

Our common stock is traded on The Nasdaq Global Select Market (NASDAQ) under the symbol “SEIC.” The following table shows the high and low sales prices for our common stock as reported by NASDAQ and the dividends declared on our common stock for the last two years. Our Board of Directors intends to declare future dividends on a semiannual basis.

2007	High	Low	Dividends
First Quarter	$32.26	$28.63	$—
Second Quarter	32.64	28.23	.07
Third Quarter	29.64	22.45	—
Fourth Quarter	33.12	27.02	.07

2006	High	Low	Dividends
First Quarter	$21.28	$18.01	$—
Second Quarter	24.67	19.72	.06
Third Quarter	28.48	22.42	—
Fourth Quarter	30.35	27.04	.06

As of January 31, 2008, we estimate that we had approximately 520 shareholders of record.

For information on our equity compensation plans, refer to Note 9 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.

Comparison of Cumulative Total Return of Common Stock, Industry Index and Nasdaq Market Index:

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG SEI INVESTMENTS,

NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2003

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2007

Issuer Purchases of Equity Securities:

Our Board of Directors has authorized the repurchase of up to $1.43 billion of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended December 31, 2007 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – 31, 2007	—	$—	—	$133,399,000
November 1 – 30, 2007	370,000	28.80	370,000	122,733,000
December 1 – 31, 2007	336,000	31.49	336,000	112,170,000

Total	706,000	$30.08	706,000

Item 6.	Selected Financial Data.

(In thousands, except per-share data)

This table presents selected consolidated financial information for the five-year period ended December 31, 2007. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Year Ended December 31,	2007	2006 (A)(B)	2005	2004	2003
Revenues	$1,369,028	$1,175,749	$773,007	$692,269	$636,233
Total expenses	775,053	677,298	557,915	482,411	430,052

Income from operations	593,975	498,451	215,092	209,858	206,181
Other (expense) income	(184,435)	(139,695)	80,117	55,273	18,103

Income before income taxes	409,540	358,756	295,209	265,131	224,284
Income taxes	149,731	121,766	106,865	96,110	81,303

Net income	259,809	236,990	188,344	169,021	142,981

Basic earnings per common share	$1.32	$1.20	$0.94	$0.82	$0.68
Shares used to calculate basic earnings per common share	196,120	197,364	200,742	206,798	210,346

Diluted earnings per common share	$1.28	$1.17	$0.91	$0.80	$0.66
Shares used to calculate diluted earnings per common share	202,231	203,266	206,276	211,732	216,274

Cash dividends declared per common share	$.14	$.12	$.11	$.10	$.08

Financial Position as of December 31,
Cash and cash equivalents	$360,921	$286,948	$130,128	$216,966	$199,953
Total assets	$1,252,365	$1,079,705	$657,147	$615,475	$592,629
Long-term debt (including current portion)	$51,971	$80,638	$14,389	$23,945	$38,333
Shareholders’ equity	$756,383	$630,512	$421,688	$403,942	$363,773

(A)	Beginning in 2006, we consolidated the accounts of both LSV and LSV Employee Group with the amount of ownership of the other existing partners reflected as minority interest. In prior periods, our proportionate share in the earnings of LSV earnings was reported in Equity in earnings of unconsolidated affiliate which was a component of other income (See Note 2 to the Consolidated Financial Statements).
(B)	Beginning in 2006, we adopted the provisions of SFAS 123(R) “Share-Based Payment.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(In thousands, except per-share data)

This discussion reviews and analyzes the consolidated financial condition at December 31, 2007 and 2006, the consolidated results of operations for the years ended December 31, 2007, 2006, and 2005, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this Annual Report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of December 31, 2007, through our subsidiaries and partnerships in which we have a significant interest, we administer $426.1 billion in mutual fund and pooled assets, manage $196.8 billion in assets, and operate from more than 20 offices in over a dozen countries.

Effective January 1, 2007, we changed the names of three of our business segments. The Private Banking and Trust business segment was renamed as Private Banks, the Enterprises business segment was renamed as Institutional Investors, and the Money Managers business segment was renamed as Investment Managers. Additionally, the structure of two of our business segments changed on January 1, 2007. The investment management programs and services offered to global private banks of the Investments in New Businesses segment was moved to the Private Banks segment. For comparability, the prior period’s results have been reclassified to reflect the realignment of the business segments.

Our reportable business segments are:

Private Banks – provides investment processing and investment management programs to banks and trust institutions worldwide and accounts for 30 percent of consolidated revenues in 2007;

Investment Advisors – provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States and accounts for 19 percent of consolidated revenues in 2007;

Institutional Investors – provides investment management programs and administrative outsourcing solutions to retirement plan sponsors and not-for-profit organizations worldwide and accounts for 15 percent of consolidated revenues in 2007;

Investment Managers – provides investment processing, fund processing and operational outsourcing solutions to investment managers, fund companies and banking institutions located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds and accounts for ten percent of consolidated revenues in 2007;

Investments in New Businesses – provides investment management programs to affluent families residing in the United States and Europe through the SEI Wealth Network®. This segment accounts for one percent of consolidated revenues in 2007; and

LSV Asset Management – is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. This segment accounts for 25 percent of consolidated revenues in 2007.

Recent Highlights

Revenues in 2007 were $1.37 billion, with net income of $259.8 million and diluted earnings per share of $1.28. We believe the following items were significant to our business during 2007:

•

Revenue growth across all of our segments was primarily driven by higher asset-based fees from market appreciation through the first three quarters of 2007 and late 2006. Favorable capital market conditions increased the value of assets we manage or administer for our existing clients, resulting in an increase in our base revenues. These market conditions also generated improved profits and operating margins in our Investment Advisors, Institutional Investors and Investment Managers business segments.

•

Sales of new business in our Institutional Investors and Investment Managers business segments as well as positive cash receipts in 2007 and late 2006 from new and existing advisor relationships in our Investment Advisors business segment contributed to the increase in our revenues and profits.

•

The LSV business segment also contributed significantly to the increase in our revenues and profits. Our proportionate share in the earnings of LSV was $131.7 million in 2007, compared to $112.4 million in 2006, an increase of $19.3 million, or 17 percent. The increase was due to the growth in assets under management from new and existing clients and capital market appreciation.

•

The Global Wealth Platform was placed into service in 2007. Amortization of previously capitalized software development costs of $217.8 million began in the third quarter and will continue to be amortized evenly over a period of 15 years. We incurred an additional $6.9 million in amortization expense in 2007 due to the release of the platform, primarily recognized in the Private Banks and Investment Advisors business segments. We capitalized a total of $61.4 million in software development costs in 2007, as compared to $73.3 million during 2006, as a larger portion of our costs were incurred from maintenance and support of the platform as we enter the operational stage of the project. We expect to capitalize a significant amount of development costs in 2008 for enhancements and upgrades to the Global Wealth Platform.

•

Our consolidated operating margins were negatively impacted by increased spending for the development of the necessary infrastructure to deliver and support new company strategies and solutions. A substantial portion of these costs relate to personnel and third-party service providers.

•

We recorded a non-cash charge of $25.1 million in the fourth quarter 2007 related to agreements that provide capital support to money market funds holding investments that are exposed to liquidity and credit risk (See Note 6 to the Consolidated Financial Statements). These support agreements are described in greater detail under the caption “Money Market Fund Support” later in this discussion.

•

We continued our stock repurchase program during 2007 and purchased approximately 7,161,000 shares at an average price of approximately $29 per share for a total cost of $205.1 million. These figures reflect the impact of the two-for-one stock split effected in the form of a stock dividend paid in June 2007.

•

In 2007, our net income was unfavorably impacted by an increase in our effective tax rate. Our effective tax rate was 36.6 percent for 2007 compared to 33.9 percent in 2006. The 2006 effective tax rate benefited from a one-time favorable state legislative change and state tax planning.

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

Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in Item 1A “Risk Factors” of this Annual Report. The following items are, in our opinion, anticipated to occur in the next 12 to 18 months:

•

Our intention is to implement enhancements and upgrades to our Global Wealth Platform through a series of releases. We expect to incur significant development costs related to these enhancements and upgrades. The capitalized costs associated with these releases will be amortized over the remaining useful life of the platform. As we continue to progress through the project, we also expect a larger portion of our costs will be incurred from maintenance and support of the platform. These costs will be expensed as incurred.

•

We have taken appropriate measures to protect our clients and shareholders of our money market funds from the liquidity issues in the subprime credit markets through support agreements. Future capital commitments and corresponding charges against our earnings for the obligations under these agreements will depend upon prevailing conditions in the credit markets as they impact the value of money market instruments, including structured investment vehicles, and upon the overall asset levels of the Funds (See Note 6 to the Consolidated Financial Statements and “Money Market Fund Support” later in this discussion).

•

We will continue a process to transform our company from one that is product and services based to one that is solutions based. Each of our business segments has developed a new business model that will gradually move our clients to our new business solutions. We will continue to implement our new business model for each segment.

•

Our revenues and earnings are affected by changes in capital markets. A significant portion of our revenues are earned based on the value of assets invested in investment products that we manage or administer. The performance of the capital markets during most of 2007 and 2006 had a net positive impact on our asset-based investment management fees; however, recent market volatility has negatively impacted these revenues. Prolonged volatility in the capital markets could have adverse affects on our revenues and earnings derived from assets under management and administration.

Money Market Fund Support

In 2007, we entered into Capital Support Agreements with the SEI Daily Income Trust Prime Obligation (the SDIT PO Fund), the SEI Daily Income Trust Money Market Fund (the SDIT MM Fund), and the SEI Liquid Asset Trust Prime Obligation Fund (the SLAT PO Fund) (each a Fund or, together, the Funds). We are the advisor to the Funds. The sub-advisor to the Funds is Columbia Management, which is the primary investment management division of Bank of America Corporation. Many of our clients are investors in the Funds. SDIT PO Fund is rated AAA and Aaa by Standards & Poor’s Corporation (S&P) and Moody’s Investor Services Inc. (Moody’s), respectively, and the SDIT MM Fund is rated Aaa by Moody’s. The SLAT PO Fund is not rated by S&P or Moody’s.

The Funds hold senior notes issued by structured investment vehicles (SIV or SIVs). SIVs issue commercial paper and other debt securities and use the proceeds to purchase bonds and other long-term debt instruments that are used to collateralize the obligations of the vehicle. The senior notes are collateralized by residential mortgage-backed securities, commercial mortgage-backed securities, corporate collateralized debt obligations and collateralized debt obligations of asset-backed securities. Some of the SIVs have either ceased making payments or potentially may cease making payments on its outstanding notes on the scheduled maturity dates.

In October 2007, S&P stated that it would place any mutual fund that had an AAA rating and owned certain SIVs on credit watch with negative implications unless the fund was provided credit support having an A-1 short-term rating by S&P. Although we were not obligated to provide the credit support required by S&P, in order to avoid a credit watch by S&P on the SDIT PO Fund, and to address the needs of our customers who require an S&P AAA rating of the SDIT PO Fund, we entered into the Capital Support Agreements to satisfy S&P’s requirement. We entered into similar agreements with the SDIT MM and SLAT PO Funds.

The Capital Support Agreements require us to commit capital to the Fund, subject to the aggregate limit of $126.0 million in the case of the SDIT PO Fund, $3.0 million in the case of the SDIT MM Fund, and $1.5 million in the case if the SLAT PO Fund, if the Fund realizes payments or sales proceeds from specified SIV securities held by the Fund which are less than the amortized cost of the SIV securities. Upon the sale or other disposition of a SIV security, the amount of required capital commitment would be the least of the following amounts: (i) the amount, if any, by which the amortized cost of the SIV security exceeds the amount realized from the sale or other disposition of the SIV security; (ii) the amount, if any, necessary to restore the net asset value per share of the Fund to $0.9950 (or in the case of the SDIT PO Fund, so long as the SDIT PO Fund is rated AAA by S&P, $0.9975), or (iii) the remaining amount of the aggregate limit of the Capital Support Agreement applicable to the Fund, taking into account all prior contributions.

The obligations under the Capital Support Agreements are secured by letters of credit of a third party bank rated A-1 by S&P. The letters of credit were issued under our existing credit facility, which provides for borrowings up to $200.0 million with provisions for an additional $100.0 million under certain conditions (See Note 7 to the Consolidated Financial Statements for more information related to the letters of credit and credit facility). The Capital Support Agreements and the letters of credit have a term of one year. In the event that capital must be provided to the Funds, we may, at our discretion, utilize our credit facility or contribute the required capital from unrestricted cash. However, so long as the letters of credit remain outstanding, the amount available under the credit facility will be reduced by the amount of the letters of credit. Therefore, only the remaining $69.5 million is unrestricted and may be used for general purposes. Some of the covenants contained within the credit facility were amended as a result of the Capital Support Agreements that provide certain allowances and exemptions for transactions arising solely from the Capital Support Agreements.

In the event we are required to commit capital to any Fund, we will not receive any consideration from the Fund, in the form of shares of the Fund or any other form, for the contributed capital. If the mark-to-market value of the SIV securities is less than its amortized cost and if the aggregate net asset value of the Fund is less than $0.9950 (or in the case of the SDIT PO Fund, so long as the SDIT PO Fund is rated AAA by S&P, $0.9975), then, even though the loss has not been realized through the sale or other disposition of the SIV securities, we will be obligated to commit the required amount of capital so that the Fund’s net asset value is at least $.9950 (or in the case of the SDIT PO Fund, $0.9975). However, in this case, we would not be required to pay the capital contribution to the Funds.

As of December 31, 2007, the amount of our obligation to commit capital to the Funds was $25.1 million, but this amount was not required to be paid since the Funds did not realize any loss from the sale of the SIV securities. However, we were required to record an expense for $25.1 million which is reflected in Net (loss) gain from investments on the Consolidated Statements of Operations of the accompanying Consolidated Financial Statements. At December 31, 2007, the aggregate market value of the SIVs covered by the Capital Support Agreements on the books of the three Funds was $710.1 million.

In January 2008, another SIV security within the Funds suffered a technical default, triggering ratings downgrades from the principal rating agencies. As a result, the carrying value of this security in the Funds was reduced as well. In addition, S&P has required the posting of additional capital support for the SDIT PO fund. As a result of these events, we amended the Capital Support Agreements to provide additional funding subject to a new aggregate limit of $156.0 million from $130.5 million. We secured $150.0 million of the revised funding limit through our credit facility and secured the remaining $6.0 million through a segregated bank account. This increase caused the amount available for borrowings under our credit facility to be further reduced to $50.0 million.

As of February 21, 2008, the amount which would be accrued for our contribution obligations under the Capital Support Agreements based on that day’s market value of the portfolio assets of the Funds, including the SIVs covered by the Capital Support Agreements, was $31.7 million. Based upon this valuation and assuming no other changes in the portfolio assets through March 31, 2008, an additional non-cash expense of $6.6 million would be recorded in the first quarter 2008. There have been no cash payments made under the Capital Support Agreements as of February 21, 2008. At February 21, 2008, the aggregate market value of the SIVs covered by the Capital Support Agreements on the books of the three Funds was $699.2 million.

We believe that the SIV securities will be successfully restructured, although we cannot predict the timing or net impact the restructuring will ultimately have on the realized value of these SIV securities. Excluding the SIV securities in technical default, as of February 21, 2008, all remaining SIV holdings of the Funds continue to have an AAA or A-1 rating from a major credit rating agency. For further information regarding the portfolio assets of the Funds, the month-end holdings of each of the Funds can be viewed after the 15th day of the following month at http://www.seic.com/holdings home.asp.

The Capital Support Agreements are considered derivative contracts in accordance with applicable accounting guidance. The fair value of the contracts was determined using a valuation model for credit default swaps. The fair value of the derivative contracts approximates the value of our actual obligation at December 31, 2007. The value of the Capital Support Agreements will be determined at least quarterly. In the event payments are not required to be paid to the Funds, such expense may be reversed in a subsequent period.

Our future obligation under the Capital Support Agreements is affected by a number of factors including, but not limited to, prevailing conditions in the credit markets as they impact the value of money market instruments, including the liquidity of SIV securities, the creditworthiness of the SIV securities and the overall asset levels of the Funds. Changes in the net asset value of the Funds are dependent upon net investments or redemptions in the Fund and the net asset value of the portfolio assets of the Funds. Changes in these amounts, including changes in portfolio assets resulting from mark-to-market adjustments, will affect the per share net asset value of the Funds. The fair market value of the SIV securities is derived from current market prices or, in the event no market price exists, from independent valuation sources.

We believe changes in the value of the portfolio assets of the Funds and changes in the value of the SIV securities are the two most volatile factors affecting our obligation. These factors can cause our obligation to fluctuate on a daily basis. The following discussion, based on actual values as of February 21, 2008, is included to give an indication of the impact of movements in the value of the portfolio assets of the Funds and changes in the price of the SIV securities on our obligation.

In the following example, we assume the value of the SIV securities remains unchanged but the value of the portfolio assets of the Funds increases by ten percent or decreases by ten percent. A ten percent increase in the value of the portfolio assets of the Funds would cause our obligation to decrease by approximately $1.9 million. Conversely, a ten percent decrease in the value of the portfolio assets of the Funds would cause our obligation to increase by approximately $1.9 million.

In this example, we assume the value of the portfolio assets of the funds remains unchanged but the value of the SIV securities increases by one percent or decreases by one percent. A one percent increase in the value of the SIV securities would cause our obligation to decrease by approximately $3.9 million. Conversely, a one percent decrease in the value of the SIV securities would cause our obligation to increase by approximately $3.9 million.

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

Stock options granted have performance vesting conditions based on the attainment of certain earnings per share targets established at the date of grant. The first performance condition determines vesting of 50 percent of the options, and a second performance condition determines the vesting of the remaining 50 percent of the options. The performance conditions are measured annually on December 31. Options granted prior to 2006 also could vest in their entirety seven years from the date of grant. The amount of stock-based compensation expense is based upon our estimates of when we believe the earnings per share targets may be achieved. If our estimate of the attainment of the earnings per share targets proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect our net income and net income per share. In 2007 and 2006, we recognized approximately $28.2 million and $24.8 million, respectively, in stock-based compensation expense. Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
2008	$21,442
2009	14,200
2010	10,661
2011	6,096
2012	6,054
2013	4,214
2014	2,103

$64,770

Results of Operations

Revenues, Expenses, Income from operations and Income before income taxes by business segment for the year ended 2007 compared to the year ended 2006, and for the year ended 2006 compared to the year ended 2005 are:

Year Ended December 31,	2007	2006	Percent Change	2005	Percent Change
Revenues:
Private Banks	$413,922	$367,449	13%	$328,308	12%
Investment Advisors	259,288	225,716	15%	203,423	11%
Institutional Investors	199,593	164,962	21%	132,013	25%
Investment Managers	143,375	118,964	21%	103,272	15%
Investments in New Businesses	7,205	7,537	(4)%	5,991	26%
LSV	345,645	291,121	19%	—	N/A

Total revenues	1,369,028	1,175,749	16%	773,007	52%

Expenses:
Private Banks	330,923	279,089	19%	242,214	15%
Investment Advisors	124,942	111,907	12%	87,857	27%
Institutional Investors	121,365	106,377	14%	89,022	19%
Investment Managers	101,401	90,799	12%	85,595	6%
Investments in New Businesses	19,670	22,891	(14)%	22,468	2%
LSV (2)	213,926	178,727	20%	—	N/A

Total expenses	912,227	789,790	16%	527,156	50%

Income from business segments:
Private Banks	82,999	88,360	(6)%	86,094	3%
Investment Advisors	134,346	113,809	18%	115,566	(2)%
Institutional Investors	78,228	58,585	34%	42,991	36%
Investment Managers	41,974	28,165	49%	17,677	59%
Investments in New Businesses	(12,465)	(15,354)	19%	(16,477)	7%
LSV	131,719	112,394	17%	—	N/A

Total income from business segments	456,801	385,959	18%	245,851	57%

Corporate overhead expenses	(42,045)	(38,842)	8%	(33,898)	15%
LSV Employee Group (1)	(7,281)	(7,281)	—	—	N/A
Minority interest reflected in segments (2)	186,500	158,615	18%	3,139	N/A

Income from operations	593,975	498,451	19%	215,092	N/A

Other (expense) income	(184,435)	(139,695)	32%	80,117	N/A

Income before income taxes	$409,540	$358,756	14%	$295,209	22%

(1)	Primarily relates to amortization costs of identifiable intangible assets.
(2)	For the years ended December 31, 2007 and 2006, includes $181,591 and $153,381, respectively, of minority interest of the other partners of LSV.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances

(In millions)

	As of December 31,
	2007	2006	2005
Assets invested in equity and fixed-income programs	$170,923	$154,427	$122,307
Assets invested in collective trust programs	10,850	13,487	14,078
Assets invested in liquidity funds	14,993	13,573	12,153

Assets under management	196,766	181,487	148,538
Client proprietary assets under administration	229,359	185,082	163,526

Assets under management and administration	$426,125	$366,569	$312,064

Assets under management are total assets of our clients or their customers invested in our equity and fixed-income investment programs, collective trust fund programs, and liquidity funds for which we provide asset management services. Assets under management and administration are total assets of our clients or their customers for whom we provide administrative services, including client proprietary fund balances for which we provide administration and/or distribution services. Assets invested in equity and fixed-income programs as of December 31, 2007, 2006 and 2005 include assets managed by LSV.

Consolidated

Our revenues increased $193.3 million, or 16 percent, to $1.37 billion in 2007 compared to 2006, and increased $402.7 million, or 52 percent, to $1.18 billion in 2006 compared to 2005. Higher asset-based fees derived from capital market appreciation throughout most of 2007 and late 2006 primarily drove our revenue growth across all of our business segments. Sales of new business in our Private Banks, Investment Advisors, Institutional Investors and Investment Managers business segments also contributed significantly to the increase in our revenues. The increase in revenues in 2006 was primarily due to consolidating the accounts of LSV into our financial statements, which accounted for $291.1 million of the increase in revenues. Revenue growth in 2006 was also driven by increased asset-based fees due to favorable capital market conditions and sales of new business in our Private Banks, Institutional Investors, and Investment Managers business segments.

Income before income taxes increased $50.8 million, or 14 percent, to $409.5 million in 2007 and increased $63.5 million, or 22 percent, in 2006 compared to 2005. Diluted earnings per share in 2007 were $1.28 per share as compared to $1.17 per share a year ago, an increase of nine percent. Diluted earnings per share increased by $0.26 per share in 2006 compared to 2005, an increase of 29 percent. The increase in revenues as previously described generated improved profits and operating margins in our Investment Advisors, Institutional Investors and Investment Managers business segments. Our consolidated operating margins were negatively impacted by increased non-capitalized spending related to the Global Wealth Platform and the development of the necessary infrastructure to deliver and support new company strategies and solutions. Additionally, our profits and operating margins were negatively impacted by a non-cash charge of $25.1 million in the fourth quarter 2007 related to agreements that provide capital support to money market funds. The increase in net income and diluted earnings per share in 2006 as compared to 2005 was due primarily to the net operating results of LSV.

Business Segments

Private Banks

Year Ended December 31,	2007	2006	Percent Change	2005	Percent Change
Revenues:
Investment processing and software servicing fees	$220,604	$204,224	8%	$195,046	5%
Asset management, administration & distribution fees	153,312	128,301	19%	100,768	27%
Transaction-based and trade execution fees	40,006	34,924	15%	32,494	7%

Total revenues	$413,922	$367,449	13%	$328,308	12%

Revenues increased $46.5 million, or 13 percent, in 2007 compared to 2006, and $39.1 million, or 12 percent, in 2006 compared to 2005. Revenues during 2007 and 2006 were primarily affected by:

•	Increased assets under management caused by improved capital market conditions and additional asset funding from existing international investment management clients;

•	Implementation fees related to the merger of two existing clients of our GWTS solution in 2007; and

•	An increase in revenues in our GWS solution from cross-sales of other services to existing clients; partially offset by

•

A decrease in non-recurring revenues in our GWTS solution due to a one-time buyout fee of $4.7 million of an existing contract in 2006 and from implementation fees earned in 2006 from client acquisitions.

Operating margins were 20 percent in 2007 as compared to 24 percent in 2006. Operating income decreased $5.4 million, or six percent, in 2007 compared with 2006. Operating income in 2007 was primarily affected by:

•	Increased direct expenses associated with higher levels of assets from new and existing international investment management clients;

•	Increased personnel expenses and other operational costs necessary to deliver business outsourcing solutions to existing clients;

•	Increased non-capitalized technology spending and infrastructure buildout related to the Global Wealth Platform; and

•	Amortization expense related to the release of the Global Wealth Platform at the beginning of the third quarter of 2007; partially offset by

•	An increase in revenues.

Operating margins were 24 percent in 2006 as compared to 26 percent in 2005. Operating income increased $2.3 million, or three percent, in 2006, compared with 2005. Operating income during 2006 was primarily affected by:

•	An increase in revenues, which includes the non-recurring buyout fee mentioned above; and

•	A decrease in project-related costs for the implementation of new clients; partially offset by

•	The recognition of approximately $8.8 million in compensation expense related to stock options;

•	Increased non-capitalized technology spending and the write-off of previously capitalized software development costs related to the Global Wealth Platform; and

•	Increased personnel and other operational and technology costs necessary to deliver business outsourcing solutions.

Investment Advisors

Revenues increased $33.6 million, or 15 percent, in 2007 compared with 2006, and $22.3 million, or 11 percent, in 2006 compared with 2005. Revenues during 2007 and 2006 were primarily affected by:

•

Increased investment management fees from existing clients due to higher assets under management caused by improved capital market conditions and positive cash receipts from new and existing advisor relationships.

Operating margins were 52 percent in 2007 and 50 percent in 2006. Operating income increased $20.5 million, or 18 percent, in 2007 compared with 2006. Operating income in 2007 was primarily affected by:

•	An increase in revenues;

•	The write-off of the front-end component of the SEI Advisor Desktop for $3.4 million during the second quarter of 2006; partially offset by

•	Increased personnel costs for our investment advisors business and investment management operations;

•	Increased non-capitalized technology spending related to the Global Wealth Platform;

•	Amortization expense related to the release of the Global Wealth Platform at the beginning of the third quarter of 2007; and

•	Increased direct expenses associated with the increase in revenues.

Operating margins were 50 percent in 2006 as compared to 57 percent in 2005. Operating income decreased $1.8 million, or two percent, in 2006 compared with 2005. Operating income during 2006 was primarily affected by:

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

Institutional Investors

Revenues increased $34.6 million, or 21 percent, in 2007 compared with 2006, and $32.9 million, or 25 percent, in 2006 compared with 2005. Revenues during 2007 and 2006 were primarily affected by:

•	Asset funding from new sales of our retirement and not-for-profit solutions;

•	Asset funding from existing clients; and

•	Increased assets under management from existing clients caused by improved capital market conditions.

Operating margins were 39 percent in 2007, 36 percent in 2006 and 33 percent in 2005. Operating income increased $19.6 million, or 34 percent, in 2007 compared with 2006, and $15.6 million, or 36 percent, in 2006 compared with 2005. Operating income during 2007 and 2006 was primarily affected by:

•	An increase in revenues; less

•	Increased direct expenses associated with the increase in revenues;

•	Increased personnel costs, including stock-based compensation expenses, for our international institutional business and investment management operations; and

•	Increased sales compensation expenses related to sales of new business.

Investment Managers

Revenues increased $24.4 million, or 21 percent, in 2007 compared with 2006 and $15.7 million, or 15 percent, in 2006 compared with 2005. Revenues during 2007 and 2006 were primarily affected by:

•	Asset funding from existing clients of hedge fund, separately managed account and total operational outsourcing solutions;

•	Increased assets under administration from existing clients caused by improved capital market conditions; and

•	Cash flows from new clients; partially offset by

•	Client losses.

Operating margins were 29 percent in 2007, 24 percent in 2006 and 17 percent in 2005. Operating income increased $13.8 million, or 49 percent, in 2007 compared with 2006, and $10.5 million, or 59 percent, in 2006 compared with 2005. Operating income during 2007 and 2006 was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel costs, including stock-based compensation expenses, and technology costs related to our hedge fund, separate account and total operational outsourcing solutions; and

•	Increased sales compensation expenses related to sales of new business.

LSV

Revenues increased $54.5 million, or 19 percent, in 2007 compared with 2006 and $93.5 million, or 47 percent, in 2006 compared with 2005. The increase in revenues was primarily due to increased assets under management from the growth in assets from new and existing clients and capital market appreciation. Our earnings from LSV increased $19.3 million, or 17 percent, in 2007 compared with 2006 and $37.6 million, or 50 percent, in 2006 compared with 2005. The increase in operating income in 2007 and 2006 was primarily driven by the increase in revenues.

Other

Corporate overhead expenses

Year Ended December 31,	2007	2006	Percent Change	2005	Percent Change
Corporate overhead expenses	$42,045	$38,842	8%	$33,898	15%

Corporate overhead expenses primarily consist of corporate units such as executive management, accounting, regulatory compliance, workforce development and other general administrative costs not directly associated with a reportable business segment. The increase in these expenses was primarily due to increased general overhead costs and resources and associated expenses for our corporate compliance program and employee development initiatives.

Other Income

Items related to Other (expense) income on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2007	2006	Percent Change	2005	Percent Change
Equity in the earnings of unconsolidated affiliate	$—	$—	N/A	$74,818	N/A
Net (loss) gain from investments	(25,395)	(2,378)	N/A	87	N/A
Interest and dividend income	18,596	13,521	38%	8,367	62%
Interest expense	(4,709)	(5,464)	(14)%	(1,524)	258%
Minority interest	(175,879)	(146,962)	20%	(3,139)	N/A
Other	2,952	1,588	86%	1,508	5%

Total other (expense) income, net	$(184,435)	$(139,695)	32%	$80,117	N/A

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

Minority interest includes the amount owned by other shareholders of entities in which we have a significant or controlling interest. The accounts of these entities are included in our consolidated financial statements. Minority interest on the accompanying Consolidated Statements of Operations consists of the following:

Year Ended December 31,	2007	2006	2005
LSV Asset Management	$(181,591)	$(153,381)	$—
LSV Employee Group	10,991	11,653	—
Other entities	(5,279)	(5,234)	(3,139)

Total minority interest	$(175,879)	$(146,962)	$(3,139)

The accounts of LSV Employee Group are included in our consolidated financial statements. We do not have any ownership interest in the entity and, therefore, we record an offsetting amount for the operations of LSV Employee Group as minority interest.

Net (loss) gain from investments consists of:

Year Ended December 31,	2007	2006	2005
Net realized gain from sales of marketable securities	$772	$2,302	$595
Decrease in fair value of derivative financial instruments	(1,089)	(1,521)	(525)
Losses from Capital Support Agreements	(25,122)	—	—
Other-than-temporary declines in market value	—	(1,979)	—
Increase in fair value of securities owned	503	362	17
Other losses	(459)	(1,542)	—

Net (loss) gain on investments	$(25,395)	$(2,378)	$87

Derivative financial instruments are used to minimize the price risk associated with changes in the fair value of our seed investments in new investment management programs. These derivative financial investments did not qualify for hedge accounting under current accounting rules. As a result, changes in the fair value of these derivative financial instruments were recorded in current period earnings, whereas the change in the fair value of the hedged asset is recorded in other comprehensive income. Management’s decision to enter into derivative financial instruments that do not qualify for hedge accounting may cause volatility in earnings (See Notes 1 and 5 to the Consolidated Financial Statements).

Losses from Capital Support Agreements include a non-cash charge of $25.1 million in the fourth quarter 2007 related to agreements that provide capital support to money market funds (See Note 6 to the Consolidated Financial Statements).

Other-than-temporary declines in market value in 2006 includes an impairment charge of approximately $2.0 million related to an investment in an SEI-sponsored mutual fund. This investment had been in an unrealized loss position for a period longer than one year.

Other losses in 2007 and 2006 include write-downs of approximately $475 thousand in 2007 and $1.5 million in 2006, respectively, related to an investment in a private company. The write down in 2007 represented the remaining balance of the investment in the company.

Interest and dividend income is earned based upon the amount of cash that is invested daily. The increase in interest and dividend income in 2007 compared to 2006 was due to higher cash balances and an overall increase in interest rates.

Interest expense includes the borrowings of LSV Employee Group, our Senior Notes and other borrowings. Interest expense for the debt associated with LSV Employee Group was approximately $3.8 million in 2007 and $4.4 million in 2006. The remaining amount of interest expenses is associated with our debt and fees for our lines of credit. We made a voluntary pre-payment for the remaining balance on our Senior Notes in August 2007. The decrease in interest expense is primarily due to lower balances of outstanding debt.

Income Taxes

Our effective tax rate was 36.6 percent in 2007, 33.9 percent in 2006 and 36.2 percent in 2005. The 2006 effective tax rate benefited from a combination of state tax planning as well as a one-time favorable state legislative change which allowed for a greater amount of net operating losses to be utilized against our tax liability.

Liquidity and Capital Resources

Year Ended December 31,	2007	2006	2005
Net cash provided by operating activities	$361,457	$346,170	$214,437
Net cash used in investing activities	(96,058)	(118,016)	(116,256)
Net cash used in financing activities	(191,426)	(71,334)	(185,019)

Net increase (decrease) in cash and cash equivalents	73,973	156,820	(86,838)
Cash and cash equivalents, beginning of year	286,948	130,128	216,966

Cash and cash equivalents, end of year	$360,921	$286,948	$130,128

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At December 31, 2007, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $360.9 million and the amount available under our credit facility. In July 2007, we entered into a new credit facility agreement and terminated the old credit facility agreement which was scheduled to expire in September 2007. The credit facility agreement provides for borrowings of up to $200.0 million and expires in July 2012. The aggregate amount of the credit facility may be increased by an additional $100.0 million under certain conditions set forth in the agreement. Due to the outstanding letters of credit associated with the Capital Support Agreements (See “Money Market Fund Support” earlier in this discussion), the amount available for borrowings has been reduced to $50.0 million. The availability of the credit facility is subject to the compliance with certain covenants set forth in the agreement.

Cash flows from operations increased $15.3 million in 2007 compared to 2006 and $131.7 million in 2006 compared to 2005. The increase in cash flows in 2007 was primarily caused by the increase in net income of $22.8 million. Cash flows in 2006 were significantly affected by the consolidation of the accounts of LSV. The net change in our working capital accounts partially offset the increase in net cash from operating activities in 2007 and 2006.

Net cash used in investing activities primarily includes the capitalization of costs incurred in developing computer software, purchases and sales of marketable securities, and capital expenditures. In 2007, the Global Wealth Platform was placed into service. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality of the platform. The costs associated with these enhancements will be capitalized. We capitalized $61.4 million of software development costs in 2007 as compared to $73.3 million in 2006. The decrease in capitalized costs was primarily due to a higher proportion of spending related to the operation of the platform in 2007, which is not eligible for capitalization (See Note 1 to the Consolidated Financial Statements).

We had $4.5 million and $16.8 million in net purchases of marketable securities in 2007 and 2006, respectively. Purchases and sales of marketable securities are mainly for the start-up of new investment products to be offered to our clients or to satisfy regulatory requirements of certain subsidiaries. The length of time we remain invested in our investment products is dependent upon client subscriptions. We will redeem our investment as clients subscribe to these new products.

Capital expenditures in 2007 and 2006 primarily include the expansion of our corporate headquarters, which was substantially completed during 2007. Total costs for the expansion were approximately $27.0 million, of which $11.5 million was spent in 2007. Capital expenditures in 2007 and 2006 also include new computer-related equipment, mainly servers, associated with the release of the Global Wealth Platform.

Net cash used in financing activities primarily includes the repurchase of our common stock, dividend payments, and principal payments on our debt. Our board of directors has authorized the repurchase of our common stock of up to $1.4 billion, which includes an additional authorization of $100.0 million on October 23, 2007. As of January 31, 2008, we still had $112.2 million of authorization remaining for the purchase of our common stock under this program (See Note 9 to the Consolidated Financial Statements).

The following table lists information regarding repurchases of our common stock during 2007, 2006, and 2005:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost (in thousands)
2007	7,161,000	$28.64	$205,085
2006	4,689,000	23.40	109,734
2005	8,886,000	18.47	164,118

Cash dividends paid were $25.7 million or $.13 per share in 2007, $22.7 million or $.12 per share in 2006 and $21.3 million or $.11 per share in 2005. Our board of directors declared a cash dividend of $.07 per share on December 10, 2007. The dividend was paid on January 18, 2008 for $13.6 million.

Principal payments on our debt were $9.0 million in 2007 and $5.4 million in 2006. Payments in 2007 include a voluntary principal pre-payment of $5.0 million consisting of the remaining balance of our Senior Notes. Principal payments made by LSV Employee Group for amounts included in our debt were $19.7 million in 2007 and $11.2 million in 2006.

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for continuing operations; continued investment in new products and equipment; our common stock repurchase program; future dividend payments; and expansion of our corporate headquarters.

Significant Arrangement

On January 24, 2006, we entered into a Guaranty and Collateral Agreement with LSV Employee Group, LaSalle Bank National Association and certain other lenders. We entered into the agreement in order to facilitate the acquisition of certain partnership interests of LSV by LSV Employee Group. Additional information pertaining to the agreement is presented in Note 2 of the Notes to the Consolidated Financial Statements.

Contractual Obligations

As of December 31, 2007, the Company is obligated to make payments in connection with its lines of credit, debt obligations, operating leases, maintenance contracts and other commitments in the amounts listed below. The contractual obligation table below excludes $11,895 of the Company’s FIN 48 liabilities because the Company cannot make a reasonable estimate of the timing of the related cash payment. The Company has no unrecorded obligations other than the items noted in the following table:

	Total	2008	2009	2010 to 2012	2013 and Thereafter
Line of credit and long-term debt (a)(b)	$55,997	$9,639	$8,484	$37,874	$—
Operating leases and maintenance agreements (c)	44,929	14,913	9,109	10,130	10,777
Other commitments (d)	3,299	3,299	—	—	—

Total	$104,225	$27,851	$17,593	$48,004	$10,777

(a)	Amounts include estimated commitment fees and interest. See Notes 7 and 8 to the Consolidated Financial Statements.
(b)	Amounts include the long-term debt of LSV Employee Group. See Note 2 to the Consolidated Financial Statements.
(c)	See Note 11 to the Consolidated Financial Statements.
(d)	Amount includes the FIN 48 liabilities that are classified as a current liability on the accompanying Consolidated Balance Sheets. See Note 12 to the Consolidated Financial Statements.

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

Revenue Recognition:

Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by us in advance of the performance of services is deferred and recognized as revenue when earned. Our principal sources of revenues are: (1) asset management, administration and distribution fees calculated as a percentage of the total average daily net assets under management or administration; (2) information processing and software servicing fees that are recurring in nature and earned based upon the number of trust accounts being serviced and non-recurring project fees that are earned based upon contractual agreements related to client implementations; and (3) transaction-based fees for providing securities valuation and trade-execution services. The majority of our revenues are based on contractual arrangements. Certain portions of our revenues require management’s consideration of the nature of the client relationship in determining whether to recognize as revenue the gross amount billed or net amount retained after payments are made to vendors for certain services related to the product or service offering.

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

Income Tax Accounting:

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset.

Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 (FSP FAS 157-2) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations” and SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin

No. 51.” SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 will become effective for us beginning in the first quarter of fiscal 2009. Early adoption is not permitted. We are currently evaluating the impact that SFAS 141R and SFAS 160 will have on our consolidated financial statements.

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

Interest Rate Risk – Our exposure to changes in interest rates primarily relates to our investment portfolio. Our excess cash is principally invested in short-term, highly liquid financial instruments, mainly money market funds, with a substantial portion of such investments having initial maturities of three months or less. Our investment portfolio includes U.S. Treasury securities maturing within one year, U.S. government agency securities, a long-term fixed-income mutual fund principally invested in U.S. government agency securities, and a short-term mutual fund principally invested in securities of U.S. and foreign commercial banks and government agencies. We place our investments in financial instruments that meet high credit quality standards. While changes in interest rates could decrease interest income, we do not believe that we have a material exposure to changes in interest rates. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk management transactions.

Additionally, LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $42.0 million. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal.

Foreign Currency Risk – We transact business in the local currencies of various foreign countries, principally Canada, Ireland, the United Kingdom and South Korea. The total of all of our foreign operations accounts for approximately 12 percent of total consolidated revenues. Also, most of our foreign operations match local currency revenues with local currency costs. Due to these reasons, we do not, at this time, hedge against foreign operations.

Price Risk – We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that our funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. To provide protection against potential fair value changes for these investments, we have entered into various derivative financial instruments, specifically, equity swap arrangements. We held equity swaps with a notional amount of $9.5 million which matured on December 28, 2007. On the same date, we entered into a new equity swap arrangement with a notional amount of $8.2 million which became effective on January 3, 2008 and had an expected maturity in 2008. Changes in the fair value of the equity swaps are recognized in current period earnings, whereas, the change in the fair value of the investment is recorded on the balance sheet in other comprehensive income. Therefore, changes in the fair value of the equity swaps and changes in the fair value of the investment are not recognized through earnings in the same period. We did not enter into or hold any derivatives for trading purposes during 2007 or 2006.

The current period earnings include losses of $1.1 million, $1.5 million and $0.5 million in 2007, 2006 and 2005, respectively, relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of our investments would be:

Investment	Hypothetical Change In Value
Mutual Funds	$4,609
Debt securities	3,108

$7,717

In consideration of the hypothetical change in value, our derivative financial instruments related to mutual funds would substantially offset the change in fair value of the mutual fund investments.

We are also exposed to price risk associated with certain agreements that provide capital support to money market funds holding senior notes issued by structured investment vehicles (See Note 6 to the Consolidated Financial Statements and “Money Market Fund Support” earlier in this discussion).

Item 8.	Financial Statements and Supplementary Data.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of SEI Investments Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of SEI Investments Company and its subsidiaries (“the Company”) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 25, 2008

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

Assets

December 31,	2007	2006
Current Assets:
Cash and cash equivalents	$360,921	$286,948
Restricted cash	10,250	10,250
Receivables from regulated investment companies	38,198	37,600
Receivables, net of allowance for doubtful accounts of $3,032 and $2,730 (Note 4)	236,911	206,999
Deferred income taxes	17,310	15,931
Securities owned (Note 5)	16,777	16,431
Other current assets	14,567	12,314

Total Current Assets	694,934	586,473

Property and Equipment, net of accumulated depreciation and amortization of $126,591 and $113,177 (Note 4)	143,516	130,732

Capitalized Software, net of accumulated amortization of $34,915 and $25,235	231,684	180,014

Investments Available for Sale (Note 5)	77,169	71,690

Goodwill (Notes 2 and 3)	22,842	22,842

Intangible Assets, net of accumulated amortization of $15,864 and $8,205 (Notes 2 and 3)	60,177	67,836

Other Assets, net	22,043	20,118

Total Assets	$1,252,365	$1,079,705

The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

Liabilities and Shareholders’ Equity

December 31,	2007	2006
Current Liabilities:
Current portion of long-term debt	$8,000	$13,100
Accounts payable	8,690	7,119
Accrued liabilities (Note 4)	186,902	175,044
Capital Support Agreements (Note 6)	25,122	—
Payable to regulated investment companies	601	258
Deferred revenue	1,052	606

Total Current Liabilities	230,367	196,127

Long-term Debt	43,971	67,538

Deferred Income Taxes	73,600	76,148

Other Long-term Liabilities (Note 12)	11,895	—

Minority Interest	136,149	109,380

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Series Preferred stock, $.05 par value, 60 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 750,000 shares authorized; 194,375 and 98,953 shares issued and outstanding	1,944	990
Capital in excess of par value	445,474	363,815
Retained earnings	298,975	258,069
Accumulated other comprehensive income, net	9,990	7,638

Total Shareholders’ Equity	756,383	630,512

Total Liabilities and Shareholders’ Equity	$1,252,365	$1,079,705

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2007	2006	2005
Revenues:
Asset management, administration and distribution fees	$1,091,424	$918,142	$531,594
Information processing and software servicing fees	230,301	213,066	197,992
Transaction-based and trade execution fees	47,303	44,541	43,421

Total revenues	1,369,028	1,175,749	773,007

Expenses:
Commissions and fees	176,523	147,835	129,303
Compensation, benefits and other personnel	350,150	315,502	242,453
Consulting, outsourcing and professional fees	94,642	77,753	70,612
Data processing and computer related	42,189	37,755	30,409
Facilities, supplies and other costs	74,413	69,306	67,990
Depreciation and amortization	37,136	29,147	17,148

Total expenses	775,053	677,298	557,915
Income before interest, taxes, minority interest and other items	593,975	498,451	215,092

Net (loss) gain from investments	(25,395)	(2,378)	87
Equity in the earnings of unconsolidated affiliate	—	—	74,818
Interest and dividend income	18,596	13,521	8,367
Interest expense	(4,709)	(5,464)	(1,524)
Other income	2,952	1,588	1,508
Minority interest	(175,879)	(146,962)	(3,139)

Net income before income taxes	409,540	358,756	295,209
Income taxes	149,731	121,766	106,865

Net income	$259,809	$236,990	$188,344
Basic earnings per common share	$1.32	$1.20	$0.94
Diluted earnings per common share	$1.28	$1.17	$0.91

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2004	102,175	$1,022	$262,174	$134,595	$6,151	$403,942
Comprehensive income:
Net income	—	—	—	188,344	—	188,344	$188,344
Foreign currency translation	—	—	—	—	(1,684)	(1,684)	(1,684)
Unrealized net losses on investments, net of income taxes of $260	—	—	—	—	(456)	(456)	(456)
Reclassification adjustment for losses realized in net income, net of income taxes of $27	—	—	—	—	(44)	(44)	(44)

Total comprehensive income							$186,160

Purchase and retirement of common stock	(4,443)	(45)	(11,185)	(152,888)	—	(164,118)
Issuance of common stock under the employee stock purchase plan	82	1	2,578	—	—	2,579
Issuance of common stock upon exercise of stock options	766	8	7,351	—	—	7,359
Tax benefit on stock options exercised	—	—	7,690	—	—	7,690
Dividends declared ($.22 per share)	—	—	—	(21,924)	—	(21,924)

Balance, December 31, 2005	98,580	$986	$268,608	$148,127	$3,967	$421,688
Comprehensive income:
Net income	—	—	—	236,990	—	236,990	$236,990
Foreign currency translation	—	—	—	—	2,771	2,771	2,771
Unrealized net losses on investments, net of income taxes of $465	—	—	—	—	108	108	108
Reclassification adjustment for losses realized in net income, net of income taxes of $442	—	—	—	—	792	792	792

Total comprehensive income							$240,661

Purchase and retirement of common stock	(2,345)	(23)	(6,389)	(103,322)	—	(109,734)
Issuance of common stock under the employee stock purchase plan	63	—	2,504	—	—	2,504
Issuance of common stock upon exercise of stock options	2,655	27	42,131	—	—	42,158
Stock-based compensation	—	—	24,811	—	—	24,811
Tax benefit on stock options exercised	—	—	32,150	—	—	32,150
Dividends declared ($.24 per share)	—	—	—	(23,726)	—	(23,726)

Balance, December 31, 2006	98,953	$990	$363,815	$258,069	$7,638	$630,512

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2006	98,953	$990	$363,815	$258,069	$7,638	$630,512
Comprehensive income:
Net income	—	—	—	259,809	—	259,809	$259,809
Foreign currency translation	—	—	—	—	2,728	2,728	2,728
Unrealized net gains on investments, net of income taxes of $89	—	—	—	—	—	—	—
Reclassification adjustment for losses realized in net income, net of income taxes of $220	—	—	—	—	(376)	(376)	(376)

Total comprehensive income							$262,161

Stock dividend	98,155	982	—	(982)	—	—
Purchase and retirement of common stock	(5,227)	(52)	(14,520)	(190,512)	—	(205,084)
Issuance of common stock under the employee stock purchase plan	90	—	2,908	—	—	2,908
Issuance of common stock upon exercise of stock options	2,404	24	41,377	—	—	41,401
Stock-based compensation	—	—	28,195	—	—	28,195
Tax benefit on stock options exercised	—	—	23,699	—	—	23,699
Dividends declared ($.14 per share)	—	—	—	(27,409)	—	(27,409)

Balance, December 31, 2007	194,375	$1,944	$445,474	$298,975	$9,990	$756,383

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2007	2006	2005
Cash flows from operating activities:

Net income	$259,809	$236,990	$188,344

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,136	29,147	17,148
Distribution from unconsolidated affiliate	—	16,940	—
Undistributed earnings of unconsolidated affiliate	—	—	(15,154)
Undistributed earnings of minority interests	175,879	146,962	3,139
Payments to partners of LSV	(147,313)	(88,779)	—
Provision for losses on receivables	302	1,210	(280)
Tax benefit on stock options exercised	—	—	7,690
Stock-based compensation	28,195	24,811	—
Gain on partial sale of unconsolidated affiliate	—	(267)	(1,205)
Gain on sale of joint venture	(2,952)	—	—
Deferred income tax expense	420	12,520	26,218
Net realized losses (gains) on investments	274	399	(87)
Write-off of capitalized software	—	5,694	4,409
Other-than-temporary declines in market value	—	1,979	—
Change in other long-term liabilities	11,895	—	—
Other	(7,652)	(6,667)	(7,225)
Change in current assets and liabilities:
Decrease (increase) in:
Restricted cash	—	—	4,136
Receivables from regulated investment companies	(598)	(7,042)	(870)
Receivables	(29,299)	(44,759)	(18,600)
Other current assets	(2,253)	(2,153)	(386)
Increase (decrease) in:
Accounts payable	1,571	2,163	(2,461)
Capital Support Agreements	25,122	—	—
Payable to regulated investment companies	343	54	(4,098)
Accrued expenses	10,132	16,649	15,771
Deferred revenue	446	319	(2,052)

Total adjustments	101,648	109,180	26,093

Net cash provided by operating activities	$361,457	$346,170	$214,437

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2007	2006	2005
Cash flows from investing activities:

Additions to property and equipment	(32,969)	(32,870)	(15,725)
Additions to capitalized software	(61,350)	(73,252)	(67,591)
Purchases of marketable securities	(73,364)	(80,683)	(38,084)
Maturities of marketable securities	26,258	29,946	—
Sales of marketable securities	42,598	33,980	4,845
Cash received from sale of joint venture	3,116	—	—
Cash received from consolidation of LSV	—	5,268	—
Other	(347)	(405)	299

Net cash used in investing activities	(96,058)	(118,016)	(116,256)

Cash flows from financing activities:

Payments on long-term debt	(28,667)	(16,551)	(9,556)
Purchase and retirement of common stock	(205,084)	(107,398)	(164,118)
Proceeds from issuance of common stock	44,309	43,169	9,938
Tax benefit on stock options exercised	23,699	32,150	—
Payment of dividends	(25,683)	(22,704)	(21,283)

Net cash used in financing activities	(191,426)	(71,334)	(185,019)

Net increase (decrease) in cash and cash equivalents	73,973	156,820	(86,838)

Cash and cash equivalents, beginning of year	286,948	130,128	216,966

Cash and cash equivalents, end of year	$360,921	$286,948	$130,128

Interest paid	$5,009	$4,398	$1,533
Income taxes paid	$126,356	$79,821	$67,231

Non-cash financing activities (1)
Dividends declared but not paid	$13,607	$11,881	$10,860

(1)	See Note 1 for other non-cash financing activity related to LSV Employee Group.

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except per-share data)	and Subsidiaries

Note 1 – Summary of Significant Accounting Policies:

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

Investment management programs consist of mutual funds, alternative investments and separate accounts. These include a series of money market, equity, fixed-income and alternative investment portfolios, primarily in the form of registered investment companies. The Company serves as the administrator and investment advisor for many of these products. Revenues from investment management programs are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.

Effective January 1, 2007, the Company changed the names of three of its business segments. The Private Banking and Trust business segment was renamed as Private Banks, the Enterprises business segment was renamed as Institutional Investors, and the Money Managers business segment was renamed as Investment Managers. Additionally, the structure of two of the Company’s business segments changed on January 1, 2007. The investment management programs and services offered to global private banks of the Investments in New Businesses segment was moved to the Private Banks segment. Further information pertaining to the Company’s business segments is included in Note 13.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and entities in which it holds a controlling financial interest. The Company determines whether it has a controlling financial interest either by its decision-making ability through voting interests in accordance with Statement of Financial Accounting Standards (SFAS) No. 94, “Consolidation of All Majority-Owned Subsidiaries,” or by the extent of the Company’s participation in the economic risks and rewards of the entity through variable interests pursuant to the revised interpretation of Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The Company provides for minority interests in consolidated entities for which the Company’s controlling financial interest is less than 100 percent. The Company’s principal subsidiaries are SEI Investments Distribution Co. (SIDCO), SEI Investments Management Corporation (SIMC), SEI Private Trust Company (SPTC) and SEI Investments (Europe) Limited (SIEL). All intercompany accounts and transactions have been eliminated.

Beginning in January 2006, the Company consolidated the assets, liabilities and operations of LSV Asset Management (LSV) and LSV Employee Group in its Consolidated Financial Statements (See Note 2). The Company’s percentage of direct ownership in LSV was approximately 43 percent during 2006 and 2007. The amount of ownership of the other existing partners, approximately 57 percent, of LSV is included in Minority interest. The Company does not have any ownership interest in LSV Employee Group. Prior to 2006, the Company accounted for LSV using the equity method of accounting.

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

Revenue Recognition

The Company’s principal sources of revenues are: (1) asset management, administration and distribution fees earned based upon a contractual percentage of net assets under management or administration; (2) information processing and software servicing fees that are either recurring and primarily earned based upon the number of trust accounts being serviced or non-recurring and based upon project-oriented contractual agreements related to client implementations; and (3) transaction-based fees for providing securities valuation and trade-execution services. The majority of the Company’s revenues are based on contractual arrangements. Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned. Reimbursements received for out-of-pocket expenses incurred are recorded as revenue. Certain portions of the Company’s revenues require management’s consideration of the nature of the client relationship in determining whether to recognize as revenue the gross amount billed or net amount retained after payments are made to suppliers for certain services related to the product or service offering.

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include $185,536 and $118,655 at December 31, 2007 and 2006, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. Cash includes $82,374 and $71,457 at December 31, 2007 and 2006, respectively, from LSV.

Restricted Cash

Restricted cash at December 31, 2007 and 2006 includes $10,000 segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers and $250 segregated for regulatory purposes related to trade-execution services conducted by our subsidiary located in the United Kingdom.

Allowances for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are principally invested in short-term money market funds or placed with major banks and high-credit qualified financial institutions. Cash deposits maintained with institutions are in excess of federally insured limits. Concentrations of credit risk with respect to our receivables are limited due to the large number of clients and their dispersion across geographic areas. No single group or customer represents greater than ten percent of total accounts receivable.

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

All derivatives, whether designated for hedging relationships or not, are required to be recorded on the consolidated balance sheet at fair value. The value of the derivative is derived from reference to an underlying variable or combination of variables such as equity, credit, or interest rate prices and indices. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. In order to receive hedge accounting treatment, all hedging relationships must be formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to the value of the hedged asset. Any ineffectiveness must be reported in current period earnings. If it is determined that a derivative is not highly effective, hedge accounting is discontinued. As of December 31, 2007, the Company did not apply hedge accounting to any of its derivatives.

Capitalized Software

The Company accounts for software development costs in accordance with the guidance established in Statement of Position 98-1 (SOP 98-1), “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” for development costs associated with software products to be provided in a hosting environment. As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which includes direct external and internal costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages are expensed as incurred. Costs associated with significant enhancements are capitalized while costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. The Company capitalized $61,350, $73,252, and $67,591 of software development costs in accordance with SOP 98-1 during 2007, 2006, and 2005, respectively.

Amortization of capitalized software development costs begins when the product is ready for its intended use. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily 3 to 15 years, with a weighted average remaining life of approximately 14.3 years. Amortization expense was $9,680, $4,214, and $2,342 in 2007, 2006, and 2005, respectively, and is included in Depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

The Company placed the initial version of the Global Wealth Platform into service in July 2007 and a subsequent release of the platform was placed into service in October 2007. The total amount of capitalized software development costs related to the platform placed into service during 2007 was $217,764. The Global Wealth Platform has an estimated useful life of 15 years. Amortization expense related to the platform in 2007 was $6,859.

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

Goodwill and Other Intangible Asset

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Goodwill is not amortized but is reviewed for impairment annually or more frequently if warranted by facts and circumstances. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. In the first step, the fair value of each reporting unit is compared with its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

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

Foreign Currency Translation

The assets and liabilities and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. Assets and liabilities have been translated into U.S. dollars using the rates of exchange at the balance sheet dates. The results of operations have been translated into U.S. dollars at average exchange rates prevailing during the period. The resulting translation gain and loss adjustments are recorded as a separate component of comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations in the periods in which they occur, and are immaterial for each of the years in the three year period ended December 31, 2007.

Fair Value of Financial Instruments

The book value of current assets and current liabilities is considered to be representative of their fair value because of their short maturities. The book value of long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available for bank loans with similar terms and maturities. The recorded value of these items approximates their fair value at December 31, 2007.

Earnings Per Common Share

The Company calculates earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the combination of the weighted average number of common shares outstanding and the dilutive potential common shares, such as stock options, outstanding during the period. The calculations of basic and diluted earnings per share for 2007, 2006, and 2005 are:

	For the Year ended December 31, 2007
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$259,809	196,120	$1.32
Dilutive effect of stock options	—	6,111

Diluted earnings per common share	$259,809	202,231	$1.28

	For the Year ended December 31, 2006
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$236,990	197,364	$1.20
Dilutive effect of stock options	—	5,902

Diluted earnings per common share	$236,990	203,266	$1.17

	For the Year ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$188,344	200,742	$0.94
Dilutive effect of stock options	—	5,534

Diluted earnings per common share	$188,344	206,276	$0.91

Employee stock options to purchase approximately 6,099,000, 3,574,000, and 13,508,000 shares of common stock, with an average exercise price per share of $29.63, $29.43, and $21.28, were outstanding during 2007, 2006, and 2005, respectively, but not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive (See Note 9).

Stock-Based Compensation

The Company applies the provisions of Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment” to account for stock-based compensation. SFAS 123(R) replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not restated for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period.

The Company uses historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Stock-based compensation is amortized over the requisite service periods of the awards, which are generally the vesting periods. The amount of stock-based compensation expense that is recognized in a given period is dependent upon management’s estimate of when the vesting targets are expected to be achieved. If this estimate proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed (See Note 9).

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

December 31,	2007	2006
Foreign currency translation	$9,174	$6,446
Unrealized gains on marketable securities, net of income tax expense of $481 and $611	816	1,192

Accumulated other comprehensive income, net	$9,990	$7,638

Statements of Cash Flows

The following non-cash activities are excluded from the Consolidated Statements of Cash Flows for the year ended December 31, 2006: LSV Employee Group purchased a percentage of LSV from two existing partners for a total purchase price of $92,000. LSV Employee Group contributed $9,200 and borrowed the remaining $82,800 (See Note 2).

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 (FSP FAS 157-2) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for fiscal 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations” and SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 will become effective for the Company beginning in the first quarter of fiscal 2009. Early adoption is not permitted. The Company is currently evaluating the impact that SFAS 141R and SFAS 160 will have on its consolidated financial statements.

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

Note 2 – Consolidation of LSV and LSV Employee Group

The Company has an investment in the general partnership LSV, a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a number of SEI-sponsored mutual funds. The Company’s total partnership interest in LSV was approximately 43 percent during 2007 and 2006. LSV Employee Group is owned by several current employees of LSV and was formed in January 2006 for the sole purpose of owning a partnership interest in LSV. The Company does not own any interest in LSV Employee Group.

In January 2006, two partners of LSV, excluding the Company, sold in the aggregate an eight percent interest in LSV to LSV Employee Group. The Company entered into a Guaranty Agreement with LSV Employee Group, LaSalle Bank National Association as administrative agent (the Agent), and certain other lenders (see Guaranty Agreement with LSV Employee Group below) in order to facilitate the acquisition of certain partnership interests of LSV by LSV Employee Group. LSV Employee Group obtained financing from the Agent and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement (See LSV Employee Group Term Loan below).

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

Under FIN 46, LSV Employee Group meets the definition of a variable interest entity and the Company is the primary beneficiary. As a result of this transaction, the Company has a controlling financial interest in LSV through its direct ownership of LSV and guaranty of LSV Employee Group’s debt. The Company therefore consolidated the assets, liabilities and operations of LSV and LSV Employee Group in its Consolidated Financial Statements beginning in January 2006. The Company’s percentage of direct ownership in LSV was unchanged (approximately 43 percent) as a result of this transaction. The amount of ownership of the other existing partners (approximately 57 percent) of LSV is included in Minority interest. Assuming no other changes in the Company’s relationship with LSV and LSV Employee Group, the Company would no longer be required to consolidate the assets, liabilities and operations of LSV and LSV Employee Group after the LSV Employee Group Term Loan is paid in full. Additionally, the Company may not be required to consolidate LSV and LSV Employee Group if the Company’s percentage of direct ownership in LSV decreases to certain levels.

In accordance with the terms of the Assignment and Purchase Agreement (the Purchase Agreement), LSV Employee Group only receives their percentage interest in the future earnings of LSV from the date of the Purchase Agreement and did not acquire any right to any of the sellers’ remaining undistributed earnings of LSV. A portion of the total purchase price of $92,000 was allocated to identifiable intangible assets that require recognition apart from goodwill. The Company determined that $72,220 related to those identifiable intangible assets and the remaining $19,780 was goodwill. The identifiable intangible assets have an estimated life of ten years and are amortized on a straight-line basis. The Company recognized $7,222 in amortization expense in 2007 and 2006, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statement of Operations.

	2007	2006
Intangible asset, at cost	$72,220	$72,220
Accumulated amortization	(14,444)	(7,222)

Net book value	$57,776	$64,998

Amortization expense associated with the assets of LSV Employee Group was eliminated through Minority interest and had no impact on net income. The estimated amortization expense related to the intangible assets for each year from 2008 through 2015 is $7,222.

The following table contains condensed financial information of LSV for the year ended December 31, 2005:

Condensed Statement of Operations	2005
Revenues	$197,643

Net income	$175,343

The Company received partnership distribution payments from LSV of $126,471, $93,778, $60,100 in 2007, 2006 and 2005, respectively.

The unaudited pro-forma financial information for the year ended December 31, 2005 combines the historical results of the Company and LSV as though the companies had been combined as of the beginning of January 1, 2005. Net income and earnings per share were unchanged due to this transaction but are presented for the purpose of clarification.

Year Ended December 31,	2005
Revenues	$970,650
Net income	$188,344

Basic earnings per share	$0.94
Diluted earnings per share	$0.91

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

LSV Employee Group Term Loan

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from LaSalle Bank National Association and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan is $82,800. The principal amount and interest of the term loan are to be paid in quarterly installments. The total outstanding principal balance of the term loan must be paid in full by January 2011. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. As of December 31, 2007, the remaining unpaid principal balance of the term loan was $51,971, of which $8,000 is classified as current and included in Current portion of long-term debt and the remaining $43,971 is included in Long-term debt on the accompanying Consolidated Balance Sheets. LSV Employee Group made principal payments totaling $19,667 and $11,162 during 2007 and 2006, respectively. The average rates applied to the loan throughout 2007 and 2006 were 6.19 percent and 5.99 percent, respectively. Interest expense for 2007 and 2006 on the Consolidated Statements of Operations includes $3,762 and $4,429, respectively, in interest costs associated with the borrowings of LSV Employee Group which was eliminated through Minority interest and had no impact on net income.

LSV Employee Group made a principal payment of $5,176 in January 2008. The remaining principal balance of the term loan at January 31, 2008 was $46,795. The Company currently has no obligation of payment relating to the term loan of LSV Employee Group.

The book value of LSV Employee Group’s long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available for bank loans with similar terms and maturities.

The aggregate maturities of the LSV Employee Group’s long-term debt are scheduled to occur as follows: $8,000 in 2008, $7,600 in 2009, $7,200 in 2010 and $29,171 in 2011.

LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $42,017. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal.

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

The Company identified an intangible asset related to customer contracts that met the contractual-legal criterion for recognition apart from goodwill. The fair value of the intangible asset was determined to be $3,821 with a definite life of eight and a half years. The identified intangible asset is amortized on a straight-line basis. The Company recognized $437 of amortization expense during 2007 and 2006, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statement of Operations.

	2007	2006
Intangible asset, at cost	$3,821	$3,821
Accumulated amortization	(1,420)	(983)

Net book value	$2,401	$2,838

The estimated amortization expense related to the intangible asset for each year from 2008 through 2012 is $437 and $216 in 2013.

Note 4 – Composition of Certain Financial Statement Captions:

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	2007	2006
Trade receivables	$49,852	$45,242
Fees earned, not billed	186,157	154,378
Other receivables	3,934	10,109

	239,943	209,729

Less: Allowance for doubtful accounts	(3,032)	(2,730)

Receivables, net	$236,911	$206,999

Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules. These billing schedules generally provide for fees to be billed on a quarterly basis.

Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various regulated investment companies sponsored by SEI (See Note 14).

Receivables of LSV included with Receivables on the accompanying Consolidated Balance Sheets consist of:

	2007	2006
Trade receivables	$14,881	$10,868
Fees earned, not billed	77,632	74,704
Other receivables	275	—

	92,788	85,572

Less: Allowance for doubtful accounts	(777)	(480)

LSV Receivables, net	$92,011	$85,092

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2007	2006
Buildings	$128,296	$98,615
Equipment	62,272	57,746
Land	9,548	9,510
Purchased software	43,580	38,564
Furniture and fixtures	19,603	18,563
Leasehold improvements	6,357	5,144
Construction in progress	451	15,767

	270,107	243,909

Less: Accumulated depreciation and amortization	(126,591)	(113,177)

Property and Equipment, net	$143,516	$130,732

Depreciation and amortization expense related to property and equipment for 2007, 2006, and 2005 was $19,547, $17,032, and $14,624.

Other Assets

Other assets consist of long-term prepaid expenses, deposits, investments carried at cost, held-to-maturity securities and various other assets. In 2006, the Company wrote-down an equity investment in a private company carried at cost and classified in Other assets. The amount of the write down was $1,540. In 2007, the Company wrote-off its remaining interest in the private company and recorded a loss of $475. Losses from the write-down in 2006 and the write-off of remaining interest in 2007 are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations. Amortization expense for certain other assets for 2007, 2006, and 2005 was $250, $242, and $182, respectively.

Accrued Liabilities

Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2007	2006
Accrued compensation	$74,509	$68,657
Accrued distribution fees	16,040	6,000
Accrued sub-advisor and investment officer fees	16,026	12,314
Accrued dividend payable	13,607	11,881
Accrued consulting	11,065	10,782
Accrued income taxes	5,196	15,057
Other accrued liabilities	50,459	50,353

Accrued liabilities	$186,902	$175,044

Accrued sub-advisor and investment officer fees relates to services provided by fund advisors to Company-sponsored mutual funds and other investment programs.

Accrued income taxes also include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns (See Note 12).

Note 5 – Marketable Securities and Derivative Instruments:

Investments Available For Sale

Investments available for sale of the Company’s non-broker-dealer subsidiaries classified as non-current assets consist of:

	For the Year ended December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$34,213	$306	$(935)	$33,584
LSV-sponsored mutual funds	6,781	1,608	—	8,389
Other mutual funds	4,055	62	—	4,117
Debt securities	30,823	256	—	31,079

	$75,872	$2,232	$(935)	$77,169

	For the Year Ended December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$61,618	$268	$—	$61,886
LSV-sponsored mutual funds	8,091	1,535	—	9,626
Other mutual funds	178	—	—	178

	$69,887	$1,803	$—	$71,690

Net unrealized holding gains were $816 (net of income tax expense of $481) and $1,192 (net of income tax expense of $611) at December 31, 2007 and December 31, 2006, respectively, and are reported as separate components of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

The Company recognized gross realized gains from available-for-sale securities of $860, $2,302, and $595, in 2007, 2006 and 2005, respectively, and gross realized losses of $88 in 2007. There were no realized losses from available-for-sale securities in 2006 and 2005.

In 2006, the Company wrote down an investment in an SEI-sponsored mutual fund to its fair market value since the investment had been in an unrealized loss position for longer than one year. The write-down amounted to $1,979 and was due to a decline in the fair value which was considered to be other than temporary. The write-down is included in Net loss from investments on the accompanying Consolidated Statements of Operations.

The Company has investments in two SEI-sponsored mutual funds that are in an unrealized loss position for a period of less than one year. These mutual funds primarily invest in taxable and municipal fixed-income securities. The cost basis of these investments was $17,438 with a fair value of $16,503 and a gross unrealized loss of $935. The Company does not consider this unrealized loss as an other-than-temporary impairment because it is not a precipitous decline in market value.

The Company holds derivatives in the form of equity contracts for the purpose of hedging market risk of certain available for sale securities with a notional amount of $8,158 and an expected maturity in 2008. The Company holds such derivatives only for the purpose of hedging such risk and not for speculation. The Company enters into these hedging relationships such that the change in the fair value of the asset being hedged is expected to be offset by a counteracting change in the fair value of the derivative. Since the Company does not apply hedge accounting to these derivatives, the change in the fair value of the derivative is recognized immediately in current period earnings, while the change in the fair value of the hedged asset is recorded in other comprehensive income. The Company may continue to enter into economic hedges which may not qualify for hedge accounting to support certain business strategies. These economic hedges may cause some volatility in earnings. Net gain (loss) from investments on the accompanying Consolidated Statements of Operations includes net losses of $1,089, $1,521 and $525 in 2007, 2006 and 2005, respectively, from changes in the fair value of derivative instruments.

The Company’s debt securities are investments in U.S. government agency securities purchased to satisfy applicable regulatory requirements of SPTC. The securities have maturity dates which range from 2033 to 2037.

Securities Owned

At December 31, 2007 and 2006, the Company’s broker-dealer subsidiary, SIDCO, had investments in U.S. Treasury securities reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. Net gain (loss) from investments on the accompanying Consolidated Statements of Operations includes net gains of $503 and $362 in 2007 and 2006, respectively, from changes in the fair value of the securities. The fair value of the securities was $16,777 and $16,431 at December 31, 2007 and 2006, respectively. Securities owned at December 31, 2007 mature in 2008.

Note 6 – Capital Support Agreements:

In 2007, the Company entered into Capital Support Agreements with several mutual funds (each a Fund or, together, the Funds), the SEI Daily Income Trust Prime Obligation (the SDIT PO Fund), the SEI Daily Income Trust Money Market Fund (the SDIT MM Fund), and the SEI Liquid Asset Trust Prime Obligation Fund. The Company is the advisor to the Funds. The sub-advisor to the Funds is Columbia Management, which is the primary investment management division of Bank of America Corporation. Various clients of the Company are investors in the Funds. SDIT PO Fund is rated AAA and Aaa by Standards & Poor’s Corporation (S&P) and Moody’s Investor Services Inc. (Moody’s), respectively, and the SDIT MM Fund is rated Aaa by Moody’s.

The Funds hold senior notes issued by structured investment vehicles (SIV or SIVs). SIVs issue commercial paper and other debt securities and use the proceeds to purchase bonds and other long-term debt instruments that are used to collateralize the obligations of the vehicle. The senior notes are collateralized by residential mortgage-backed securities, commercial mortgage-backed securities, corporate collateralized debt obligations and collateralized debt obligations of asset-backed securities. Some of the SIVs have either ceased making payments or potentially may cease making payments on outstanding notes on the scheduled maturity dates.

In October 2007, S&P advised the Company that it would place any mutual fund that had an AAA rating and owned certain SIVs on credit watch with negative implications unless the fund was provided credit support having an A-1 short-term rating by S&P. Although the Company was not obligated to provide the credit support required by S&P, in order to avoid a credit watch by S&P on the SDIT PO Fund, and to address the needs of customers who require an S&P AAA rating of the SDIT PO Fund, the Company entered into the Capital Support Agreement to satisfy S&P’s requirement. The Company entered into a similar agreement with the SDIT MM and SLAT PO Funds.

As of December 31, 2007, the Company is committed to provide capital to the Fund, subject to the aggregate limit of $126,000 in the case of the SDIT PO Fund, $3,000 in the case of the SDIT MM Fund, and $1,500 in the case if the SLAT PO Fund, if the Fund realizes payments or sales proceeds from specified SIV securities held by the Fund which are less than the amortized cost of the SIV securities. Upon the sale or other disposition of a SIV security, the amount of capital that the Company is required to contribute to a Fund would be the least of the following amounts: (i) the amount, if any, by which the amortized cost of the SIV security exceeds the amount realized from the sale or other disposition of the SIV security; (ii) the amount, if any, necessary to restore the net asset value per share of the Fund to $0.9950 (or in the case of the SDIT PO Fund, so long as the SDIT PO Fund is rated AAA by S&P, $0.9975), or (iii) the remaining amount of the aggregate limit of the Capital Support Agreement applicable to the Fund, taking into account all prior contributions.

The obligations of the Company under the Capital Support Agreements are secured by letters of credit of a third party bank rated A-1 by S&P. The letters of credit were issued under the Company’s existing credit facility (See Note 7). The Capital Support Agreements and the letters of credit have a term of one year.

In the event that the Company is required under the Capital Support Agreements to commit capital to any Fund, the Company will be required to pay the required capital contribution to the Fund and will not receive any consideration from the Fund, in the form of shares of the fund or any other form, for the contributed capital. If the mark-to-market value of a SIV security is less than its amortized cost and if the aggregate net asset value of the Fund is less than $0.9950 (or in the case of the SDIT PO Fund, so long as the SDIT PO Fund is rated AAA by S&P, $0.9975), then, even though the loss has not been realized through the sale or other disposition of the SIV security, the Company will be obligated to commit the required amount of capital so that the Funds net asset value is at least $.9950 (or in the case of the SDIT PO Fund, $0.9975). However, in this case, the Company is not required to pay the capital contribution to the Funds.

As of December 31, 2007, the Company is obligated to commit capital to the Funds for $25,122, but was not required to pay such amount because the Funds did not realize any loss from the sale of the SIV securities. The Company recorded an expense for $25,122 which is reflected in Net loss (gain) from investments on the accompanying Consolidated Statements of Operations. At December 31, 2007, the aggregate market value of the SIVs covered by the Capital Support Agreements on the books of the three Funds was $710,097.

In January 2008, another SIV security within the Funds suffered a technical default, triggering ratings downgrades from the principal rating agencies. As a result, the carrying value of these SIV securities in the Funds was reduced as well. In addition, S&P has required the posting of additional capital support for the SDIT PO Fund. As a result of these events, the Company amended the Capital Support Agreements to provide additional funding subject to a new aggregate limit of $156,000 from $130,500. The Company secured $150,000 of the revised funding limit through its credit facility and secured the remaining $6,000 through a segregated bank account. As of February 21, 2008, there have been no cash payments made by the Company under the Capital Support Agreements.

The Company has determined that the Capital Support Agreements are derivative contracts. The fair value of the contracts was determined using a valuation model for credit default swaps. The fair value of the derivative contracts approximates the value of the Company’s actual obligation at December 31, 2007. The Company will adjust the value of the Capital Support Agreements at least quarterly. In the event the Company is not required to make any payments to the Funds, such expense may be reversed in a subsequent period.

The Company’s future obligation under the Capital Support Agreements is affected by a number of factors including, but not limited to, prevailing conditions in the credit markets as they impact the value of money market instruments, including the liquidity of SIV securities, the creditworthiness of the SIV securities and the overall asset levels of the Funds. Changes in the net asset value of the Funds are dependent upon net investments or redemptions in the Fund and the net asset value of the portfolio assets of the Funds. Changes in these amounts, including changes in portfolio assets resulting from mark-to-market adjustments, will affect the per share net asset value of the Funds. The fair market value of the SIV securities is derived from current market prices or, in the event no market price exists, from independent valuation sources.

The Company believes changes in the value of the portfolio assets of the Funds and changes in the value of the SIV securities are the two most volatile factors affecting its obligation. These factors can cause the Company’s obligation to fluctuate on a daily basis.

Note 7 – Lines of Credit:

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

Letters of credit of a third party bank to secure $150,000 of obligations of the Company under the Capital Support Agreements were issued under the Credit Facility in order to satisfy S&P’s requirement that the Funds have credit support having an A-1 short-term rating (See Note 6). The letters of credit have a term of one year and contain a fronting fee of 0.125 percent per annum on the face amount of each letter of credit which is payable quarterly in arrears. In addition, a participation fee of 0.45 percent is payable quarterly in arrears on the face amount of each letter of credit. The participation fee may increase if the Company’s leverage ratio reaches certain levels. As the letters of credit remain outstanding, the amount available under the Credit Facility will be reduced by the face amount of the letters of credit. Therefore, $150,000 of the Credit Facility is committed and only the remaining $50,000 is unrestricted and may be used for other purposes as determined by the Company. Certain provisions and terms of the Credit Facility were amended that provide for a waiver of any breach to various covenants or excluding from the computation of certain covenants any borrowings arising solely from any transaction due to the Capital Support Agreements.

The Company had no borrowings under the Credit Facility and was in compliance with all covenants during 2007. The Company incurred $350, $306, and $303 in commitment fees relating to all lines of credit during 2007, 2006, and 2005, respectively, and is reflected in Interest expense on the accompanying Consolidated Statements of Operations.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility at December 31, 2007. The Company was in compliance with all covenants since the inception of the agreement through December 31, 2007.

Note 8 – Long-term Debt:

In February 1997, the Company signed a Note Purchase Agreement authorizing the issuance and sale of $20,000 7.20 percent Senior Notes, Series A, and $15,000 7.27 percent Senior Notes, Series B (collectively, the Notes), in a private offering with certain financial institutions. The Note Purchase Agreement, which was subsequently amended, contains various covenants. Principal payments on the Notes are made annually from the date of issuance while interest payments are made semi-annually. The Company made its scheduled payment of $4,000 in February 2007 which included the final payment for the Series A Senior Notes. In August 2007, the Company made a voluntary principal pre-payment of $5,000 and a make-whole payment of $293 for the Series B Notes. With these payments, all amounts outstanding relating to the Notes were extinguished.

Long-term debt as of December 31, 2007 on the accompanying Consolidated Balance Sheets consists entirely of the borrowings of LSV Employee Group. Long-term debt as of December 31, 2006 consists of the borrowings of the Company and LSV Employee Group (See Note 2).

The book value of long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available to the Company for bank loans with similar terms and maturities. The Company was in compliance with all covenants associated with its long-term debt during 2007.

Interest expense relating to the Company’s long-term debt was $512, $725, and $1,221 for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 9 – Shareholders’ Equity:

Stock-Based Compensation

On April 3, 2007, the Company’s Board of Directors approved the 2007 Equity Compensation Plan (the 2007 Plan), which was also approved by the shareholders of the Company on May 23, 2007. The 2007 Plan became effective June 1, 2007 and provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights of up to 20 million shares of common stock of the Company, subject to adjustment for stock splits, reclassifications, mergers and other events. Permitted grantees under the 2007 Plan include employees, non-employee directors and consultants who perform services for the Company. The plan is administered by the Compensation Committee of the Board of Directors of the Company. There were no grants of incentive stock options or stock appreciation rights made under the plan in 2007.

Effective June 1, 2007, the Company discontinued any further grants under the Company’s 1998 Equity Compensation Plan (the 1998 Plan) as a result of the approval of the 2007 Plan. No options are available for grant from the 1998 Plan and grants made under the 1998 Plan continue in effect under the terms of the grant and the applicable plan. All of the Company’s equity compensation plans are administered by the Company’s Compensation Committee.

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

On December 14, 2005, the Company’s Compensation Committee of the Board of Directors recommended and the Company’s Board of Directors approved the acceleration of vesting of certain out-of-the-money unvested options to purchase shares of common stock of the Company with an exercise price greater than $19.28, the closing price of the Company’s common stock on such date, held by current employees, executive officers and directors of the Company. A total of 8,876,000 options with exercise prices ranging between $20.73 and $25.00 became immediately exercisable. The other terms of the accelerated options remain unchanged. The acceleration of vesting of these out-of-money options was undertaken primarily to eliminate compensation expense the Company would otherwise have recognized in its Statement of Operations with respect to these options with the implementation of SFAS 123(R) which became effective for the Company on January 1, 2006.

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

The weighted average fair value of the Company’s stock options granted during 2007, 2006 and 2005 were $14.75, $12.30 and $9.67, respectively, using the following assumptions:

	2007	2006	2005
Expected term (in years)	7.62	7.20	7.80
Expected volatility	36.79%	31.67%	42.04%
Expected dividend yield	0.43%	0.41%	0.57%
Risk-free interest rate	4.11%	4.64%	4.43%

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2007 and 2006 as follows:

	2007	2006
Stock-based compensation expense	$28,195	$24,811
Less: Deferred tax benefit	(9,026)	(8,107)

Stock-based compensation expense, net of tax	$19,169	$16,704

Basic earnings per share	$.10	$.08
Diluted earnings per share	$.09	$.08

The Company accelerated the recognition of $1,740 and $9,024 in stock-based compensation expense in 2007 and 2006, respectively, due to a change in management’s estimate of when certain vesting targets are expected to be achieved.

As of December 31, 2007, there was approximately $64,770 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
2008	$21,442
2009	14,200
2010	10,661
2011	6,096
2012	6,054
2013	4,214
2014	2,103

$64,770

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

The following table presents the pro-forma effects on net income and earnings per common share for the year ended December 31, 2005 if the Company had recognized compensation expense relating to its employee stock options under the provision of SFAS 123:

Year Ended December 31,	2005
Net Income:
As reported	$188,344
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax effects (1)	(41,842)

Pro forma	$146,502

Basic earnings per common share
As reported	$0.94
Pro forma	$0.73

Diluted earnings per common share
As reported	$0.91
Pro forma	$0.71
(1) Includes incremental expense of $28,357, net of related tax effects, associated with the acceleration of vesting of out-of-money options in December 2005.

This table presents certain information relating to the Company’s stock option plans for 2007, 2006, and 2005:

	Number of Shares	Weighted Avg. Price
Balance as of December 31, 2004	30,414,000	$13.87
Granted	4,518,000	19.24
Exercised	(1,542,000)	4.92
Expired or canceled	(834,000)	16.90

Balance as of December 31, 2005	32,556,000	$14.96
Granted	3,574,000	29.46
Exercised	(5,310,000)	7.94
Expired or canceled	(1,506,000)	17.88

Balance as of December 31, 2006	29,314,000	$17.85
Granted	2,753,000	32.43
Exercised	(3,513,000)	11.79
Expired or canceled	(787,000)	19.35

Balance as of December 31, 2007	27,767,000	$20.02

Exercisable as of December 31, 2007	15,779,000	$17.20

Available for future grant as of December 31, 2007	17,333,000	—

As of December 31, 2006 and 2005, there were 17,250,000 and 18,914,000 shares exercisable, respectively. The expiration dates for options outstanding at December 31, 2007 range from October 8, 2008 to December 10, 2017 with a weighted average remaining contractual life of 6.2 years.

Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2007 and 2006 was $71,604 and $88,235, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2007 was $337,294 and $236,270, respectively. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of December 31, 2007 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2007 was $32.17 as reported by the Nasdaq Stock Market, Inc. The Company estimates that approximately 1,484,000 shares with an intrinsic value of $3,799 at December 31, 2007 will vest in 2008.

This table summarizes information relating to all options outstanding and exercisable at December 31, 2007:

	Options Outstanding at December 31, 2007			Options Exercisable at December 31, 2007
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Number Of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)
$4.25 - $14.71	6,829,000	$11.47	3.2	5,072,000	$10.36	2.6
14.78 - 19.13	4,131,000	14.98	6.0	1,990,000	15.10	5.9
19.28 - 21.43	5,680,000	19.96	6.7	3,736,000	20.31	6.0
21.55 - 28.09	5,036,000	22.69	5.8	4,981,000	22.66	5.8
29.61 - 32.49	6,091,000	30.89	9.5	—	—	—

	27,767,000			15,779,000

The Company has elected the “short-cut” method to calculate the historical pool of windfall tax benefits as permitted by FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” As of December 31, 2007, there was $126,364 available in the pool of windfall tax benefits.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,600,000 shares for issuance under this plan. At December 31, 2007, 10,950,000 cumulative shares have been issued. Costs incurred by the Company related to the employee stock purchase plan were immaterial in 2007 and 2006.

Common Stock Buyback

The Board of Directors has authorized the purchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,428,365. Through December 31, 2007, a total of 249,023,835 shares at an aggregate cost of $1,316,195 have been purchased and retired. The Company purchased 7,161,143 shares at a cost of $205,085 during 2007. These share amounts reflect the impact of the two-for-one stock split effected in the form of a stock dividend paid in June 2007.

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

Stock Dividend

On May 23, 2007, the Board of Directors approved a two-for-one stock split of the Company’s $.01 par value common stock, effected in the form of a stock dividend which was paid on June 21, 2007 to shareholders of record on June 11, 2007. The Company issued 98,155 shares of common stock as a result of the stock dividend. The par value of the stock remained unchanged. Accordingly, a total of $982 was reclassified from Retained earnings to Common stock. All per-share amounts have been adjusted to reflect the stock dividend. Amounts of Common stock at December 31, 2006 on the accompanying Consolidated Balance Sheet have not been retroactively adjusted.

Cash Dividends

On May 23, 2007, the Board of Directors declared a cash dividend of $.07 per share on the Company’s common stock, which was paid on June 21, 2007, to shareholders of record on June 8, 2007. On December 10, 2007, the Board of Directors declared a cash dividend of $.07 per share on the Company’s common stock, which was paid on January 18, 2008, to shareholders of record on January 4, 2008.

The cash dividends declared in 2007, 2006, and 2005 were $27,409, $23,726, and $21,924, respectively. The Board of Directors has indicated its intention to pay future cash dividends on a semiannual basis.

Note 10 – Employee Benefit Plan:

The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $4,574, $4,164, and $3,804 to the Plan in 2007, 2006, and 2005, respectively.

Note 11 – Commitments and Contingencies:

The Company leases certain of its facilities, data processing equipment, and software under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its data processing equipment. Rent expense was $20,757, $17,977, and $13,437 in 2007, 2006, and 2005, respectively.

The aggregate noncancellable minimum commitments at December 31, 2007, other than those related to the lines of credit and long-term debt, are:

2008	$14,913
2009	9,109
2010	6,132
2011	2,577
2012	1,421
2013 and thereafter	10,777

$44,929

In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2007 and 2006 related to these indemnifications.

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

Note 12 – Income Taxes:

The federal and state income tax provision is summarized as follows:

Year Ended December 31,	2007	2006	2005
Current
Federal	$129,790	$97,832	$73,101
State	10,377	7,068	4,888
Foreign	9,144	4,346	2,658

	149,311	109,246	80,647

Deferred, including current deferred
Federal	(2,622)	12,767	20,668
State	3,042	(247)	5,550

	420	12,520	26,218

Total income taxes	$149,731	$121,766	$106,865

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.

The effective income tax rate differs from the Federal income tax statutory rate due to the following:

Year Ended December 31,	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	2.1	1.5	2.3
Foreign tax expense and tax rate differential	(0.3)	0.1	—
Research and development tax credit	(0.8)	(0.9)	(1.1)
Valuation allowance on capital losses, PA loss carryforwards and other, net	0.6	(1.8)	—

	36.6%	33.9%	36.2%

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $45,481 at December 31, 2007. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation, including the availability, or lack thereof, of foreign tax credits to reduce a portion of the U.S. liability.

The Company has unutilized foreign tax credits of $7,317 at December 31, 2007, of which $366, $1,842 and $5,109 will expire on December 31, 2015, 2016 and 2017, respectively.

Deferred income taxes for 2007, 2006, and 2005 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items comprising the deferred income tax provision are:

Year Ended December 31,	2007	2006	2005
Difference in financial reporting and income tax depreciation methods	$—	$(562)	$(287)
Reserves not currently deductible	(8,210)	989	1,048
Capitalized software currently deductible for tax purposes, net of amortization	18,056	22,170	21,294
State deferred income taxes	1,978	(161)	3,608
Revenue and expense recognized in different periods for financial reporting and income tax purposes	(309)	(276)	975
Stock-based compensation expense	(8,640)	(8,518)	—
Other, net	(2,455)	(1,122)	(420)

	$420	$12,520	$26,218
The net deferred income tax liability is comprised of:
Year Ended December 31,	2007	2006
Current deferred income taxes:
Gross assets	$17,310	$15,931
Gross liabilities	—	—

	17,310	15,931

Long-term deferred income taxes:
Gross assets	50,852	20,468
Gross liabilities	(111,137)	(86,223)

	(60,285)	(65,755)
Valuation allowance	(13,315)	(10,393)

	(73,600)	(76,148)

Net deferred income tax liability	$(56,290)	$(60,217)

The valuation allowance against deferred tax assets at December 31, 2007 and 2006 are related to capital losses, foreign tax credit carryovers and net operating losses from certain domestic and foreign subsidiaries. Certain state tax statutes significantly limit the utilization of net operating losses for domestic subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries. During 2006, management performed an analysis which determined that a portion of the Pennsylvania net operating loss carryforward could be used to offset future tax liabilities. During 2007, management employed tax planning strategies to utilize a portion of the capital loss carryforwards.

The tax effect of significant temporary differences representing deferred tax assets (liabilities) is:

Year Ended December 31,	2007	2006
Difference in financial reporting and income tax depreciation methods	$(8,276)	$(7,967)
Reserves not currently deductible	10,592	1,428
Capitalized software currently deductible for tax purposes, net of amortization	(102,885)	(79,341)
State deferred income taxes	2,765	1,667
Revenue and expense recognized in different periods for financial reporting and income tax purposes	3,155	3,739
Unrealized holding gain on investments	(481)	(611)
Stock-based compensation expense	20,952	10,532
State net operating loss carryforward	10,849	10,075
Federal benefit of state tax deduction for uncertain tax positions	2,475	—
Capital loss, net of valuation allowance	1,536	—
Foreign tax credit, net of valuation allowance	2,433	—
Other, net	595	261

Net deferred income tax liability	$(56,290)	$(60,217)

Effective January 1, 2007, the Company adopted the provisions of FIN 48, which did not have a material impact on its financial statements. The Company’s total unrecognized tax benefit, not including interest and penalties, as of January 1, 2007 and December 31, 2007 was $11,275 and $13,329, respectively, of which $10,980 and $12,719 would affect the effective tax rate if the Company were to recognize the tax benefit. The amount of gross FIN 48 liability of $3,299 which is expected to be paid within one year is included in Current liabilities while the remaining amount of $11,895 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheets. During the year ended December 31, 2007, the Company has not recognized any material increase or decrease in the tax liability for unrecognized tax benefits as a result of the implementation of FIN 48.

The Company files a consolidated federal income tax return and separate income tax returns with various states. Certain subsidiaries of the Company file tax returns in foreign jurisdictions. The Company’s federal income tax return is not currently under examination; however, certain prior year tax returns of the Company’s domestic subsidiaries are under examination by state tax authorities. The Company is no longer subject to U.S. federal income tax examination for years before 2004 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2000.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance as of December 31, 2006	$11,275

Tax positions related to current year:
Gross additions	2,463
Gross reductions	—

2,463
Tax positions related to prior years:
Gross additions	651
Gross reductions	(251)

400
Settlements	—
Lapses on statute of limitations	(809)
Balance as of December 31, 2007	$13,329

The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits.

The Company is expected to recognize $1,359 of unrecognized tax benefit in the next twelve months resulting from the expiration of the statute of limitations for certain prior years federal and state tax returns. However, this estimate is based on information currently available and may increase or decrease in the next twelve months due to the uncertainty of the outcome of examinations from taxing authorities, changes in the interpretation of tax laws from pending court cases and other factors.

The Company classifies all interest and penalties as income tax expense. As of December 31, 2007, the Company has recorded $1,865 in liabilities for tax related interest and penalties on its Consolidated Balance Sheets.

Note 13 – Business Segment Information:

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

Investment Managers – provides investment processing, fund processing and operational outsourcing solutions to investment managers, fund companies and banking institutions located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds;

Investments in New Businesses – provides investment management programs to affluent families residing in the United States and Europe through the SEI Wealth Network®; and

LSV Asset Management – is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

In 2007, one client accounted for approximately 11 percent of the revenues of the Private Banks business segment.

The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2007, 2006, and 2005:

2007	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
Revenues	$413,922	$259,288	$199,593	$143,375	$7,205	$345,645	$1,369,028
Expenses (1)	330,923	124,942	121,365	101,401	19,670	213,926	912,227

Operating profit (loss)	$82,999	$134,346	$78,228	$41,974	$(12,465)	$131,719	$456,801

Profit margin	20%	52%	39%	29%	N/A	38%	33%

2006	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
Revenues	$367,449	$225,716	$164,962	$118,964	$7,537	$291,121	$1,175,749
Expenses (1)	279,089	111,907	106,377	90,799	22,891	178,727	789,790

Operating profit (loss)	$88,360	$113,809	$58,585	$28,165	$(15,354)	$112,394	$385,959

Profit margin	24%	50%	36%	24%	N/A	39%	33%

2005	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
Revenues	$328,308	$203,423	$132,013	$103,272	$5,991	$—	$773,007
Expenses	242,214	87,857	89,022	85,595	22,468	—	527,156

Operating profit (loss)	$86,094	$115,566	$42,991	$17,677	$(16,477)	$—	$245,851

Profit margin	26%	57%	33%	17%	N/A	—	32%
(1) For the years ended December 31, 2007 and 2006, LSV includes $181,591 and $153,381, respectively, of minority interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005 is as follows:

Year Ended December 31,	2007	2006	2005
Total operating profit from segments above	$456,801	$385,959	$245,851

Corporate overhead expenses	(42,045)	(38,842)	(33,898)
Minority interest reflected in segments	186,500	158,615	3,139
LSV Employee Group expenses (2)	(7,281)	(7,281)	—

Income from operations	$593,975	$498,451	$215,092

(2)    Includes $7,222 in 2007 and 2006 of amortization expense related to intangible assets. The amortization is offset through Minority interest since the Company does not have any ownership interest in LSV Employee Group (See Note 2).

The following tables provide additional information for the years ended December 31, 2007, 2006, and 2005 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures			Depreciation and Amortization
Year Ended December 31,	2007	2006	2005	2007	2006	2005
Private Banks	$57,874	$59,917	$46,193	$19,683	$13,811	$10,444
Investment Advisors	21,148	21,345	16,969	4,716	3,001	2,352
Institutional Investors	4,792	10,461	7,976	1,628	1,241	1,221
Investment Managers	6,531	6,553	5,476	1,742	1,946	1,812
Investments in New Businesses	1,078	1,508	1,829	427	303	402
LSV	1,062	210	—	883	686	—

Total from business segments	$92,485	$99,994	$78,443	$29,079	$20,988	$16,231

LSV Employee Group	—	—	—	7,281	7,272	—
Corporate Overhead (3)	1,834	6,128	4,873	776	887	917

	$94,319	$106,122	$83,316	$37,136	$29,147	$17,148

	Stock-Based Compensation
Year Ended December 31,	2007	2006 (4)	2005
Private Banks	$10,015	$8,845	$—
Investment Advisors	4,623	4,158	—
Institutional Investors	4,321	3,776	—
Investment Managers	3,353	2,838	—
Investments in New Businesses	2,259	2,301	—
LSV	—	—	—
Corporate Overhead (3)	3,624	2,893	—

	$28,195	$24,811	$—

	Total Assets
	2007	2006
Private Banks	$407,524	$333,195
Investment Advisors	107,112	96,594
Institutional Investors	78,930	64,929
Investment Managers	83,582	71,035
Investments in New Businesses	10,435	15,049
LSV	176,054	157,365

Total from business segments	$863,637	$738,167

LSV Employee Group	77,561	84,787
Corporate Overhead (3) (5)	311,167	256,751

	$1,252,365	$1,079,705

(3)    Corporate overhead expenses primarily consist of corporate units such as executive management, accounting, regulatory compliance, corporate marketing and other general administrative costs not directly associated with a reportable business segment for internal financial reporting purposes.

(4)    The Company adopted the provisions of SFAS 123(R) beginning in 2006 (See Note 9).

(5)	Unallocated assets primarily consist of cash and cash equivalents, deferred tax assets, and certain other shared services assets.

The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2007	2006	2005
United States	$1,200,899	$1,042,511	$664,907
International operations	168,129	133,238	108,100

	$1,369,028	$1,175,749	$773,007

The following table presents assets based on their location:

	2007	2006
United States	$1,085,733	$968,791
International operations	166,632	110,914

	$1,252,365	$1,079,705

Note 14 – Related Party Transactions:

The Company, either by itself or through its wholly-owned subsidiaries, is a party to Investment Advisory and Administration Agreements with regulated investment companies (RICs) and other investment products which are administered by the Company. These investment products are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, the Company receives a fee for providing investment advisory, administrative, and accounting services. The investment advisory and administration fee is a fixed percentage, referred to as basis points, of the average daily net assets, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $478,623, $391,104, and $340,939, in 2007, 2006, and 2005, respectively. The Company is also a party to various agreements with several RICs which are advised and/or administered by the Company. The Company receives a fee for providing shareholder, administrative and distribution services pursuant to the provisions of various Rule 12b-1 Plans adopted by the RICs. These fees totaled $64,967, $57,335, and $48,476 in 2007, 2006, and 2005, respectively. A portion of the transaction costs incurred by the RICs for securities transactions are directed to the Company’s broker-dealer subsidiary in its capacity as an introducing broker-dealer. The Company recognized $1,515, $2,419, and $2,744 in commissions during 2007, 2006, and 2005, respectively.

Note 15 – Quarterly Financial Data (Unaudited):

	For the Three Months Ended
2007	March 31	June 30	Sept. 30	Dec. 31 (1)
Revenues	$322,725	$343,258	$349,636	$353,409
Income before income taxes	$100,919	$112,102	$111,727	$84,792
Net income	$63,377	$69,501	$73,299	$53,632
Basic earnings per common share	$.32	$.35	$.38	$.28
Diluted earnings per common share	$.31	$.34	$.37	$.27
(1) Includes a non-cash charge for $25,122 (or $.08 diluted earnings per share) related to Capital Support Agreements (See Note 6).

In 2007, our effective income tax rates were 37.2 percent in the first quarter, 38.0 percent in the second quarter, 34.4 percent in the third quarter and 36.8 percent in the fourth quarter.

	For the Three Months Ended
2006	March 31	June 30	Sept. 30	Dec. 31
Revenues	$277,133	$285,018	$298,084	$315,514
Income before income taxes	$86,740	$85,238	$88,724	$98,054
Net income	$54,906	$57,911	$60,549	$63,624
Basic earnings per common share	$.28	$.29	$.31	$.32
Diluted earnings per common share	$.27	$.29	$.30	$.31

In 2006, our effective income tax rates were 36.7 percent in the first quarter, 32.1 percent in the second quarter, 31.8 percent in the third quarter and 35.1 percent in the fourth quarter.

SEI INVESTMENTS COMPANY AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2007	$2,730	$302	$—	$—	$3,032
2006	1,520	1,210	—	—	2,730
2005	1,800	—	—	(280)	1,520

Deferred income tax valuation allowance:
2007	$10,393	$—	$5,208	$(2,286)	$13,315
2006	9,862	—	6,375	(5,844)	10,393
2005	9,369	—	493	—	9,862

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALFRED P. WEST, JR., 65, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.

KATHY C. HEILIG, 49, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999. Ms. Heilig was Treasurer from May 1997 to May 2005.

N. JEFFREY KLAUDER, 55, has been Executive Vice President and General Counsel of the Company since August 2004. Prior to May 2000 and from September 2003 until August 2004, Mr. Klauder was a partner of Morgan Lewis & Bockius, LLP, a law firm, and from May 2000 until September 2003, Mr. Klauder was Managing Director and General Counsel of Safeguard Scientifics, Inc., an information technology and life sciences company.

EDWARD D. LOUGHLIN, 57, has been an employee of the Company since September 1979. Mr. Loughlin has been an Executive Vice President since May 1993 and a Senior Vice President since January 1988.

DENNIS J. MCGONIGLE, 47, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and a Senior Vice President since May 1995.

STEPHEN G. MEYER, 43, has been an employee of the Company since November 1992. Mr. Meyer has been an Executive Vice President since December 2006 and a Senior Vice President since December 2005.

JOSEPH P. UJOBAI, 46, has been an employee of the Company since May 1998. Mr. Ujobai has been an Executive Vice President since May 2003 and a Senior Vice President since January 2001.

WAYNE M. WITHROW, 52, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and a Senior Vice President since January 1994. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.

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

The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2007. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted–average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	27,767,136	$20.02	17,333,000
Equity compensation plans not approved by security holders	—	—	—

Total	27,767,136	$20.02	17,333,000

(1)	Consists of: (i) the 2007 Equity Compensation Plan, and (ii) the Amended and Restated 1998 Equity Compensation Plan.

The 2007 Equity Compensation Plan:

On April 3, 2007, the Board of Directors adopted the 2007 Equity Compensation Plan (the 2007 Plan), and the Company’s shareholders approved the adoption of the 2007 Plan on May 23, 2007. The 2007 Plan provides for grants of stock options (incentive stock options and nonqualified stock options) and stock appreciation rights (SARs) to all employees (including employees who are also directors) of the Company or its subsidiaries, consultants and advisors who perform valuable services to the Company or its subsidiaries and members of the Board of Directors who are not employees of the Company. The Company has not granted any incentive stock options or stock appreciation rights under the 2007 Plan.

The 2007 Plan is administered and interpreted by the Compensation Committee; however, the Board of Directors or its delegate will make grants under the 2007 Plan to non-employee directors. The Compensation Committee has the authority to (i) determine the individuals to whom grants will be made under the 2007 Plan, (ii) determine the type, size and terms of the grants, (iii) determine the time when grants will be made and the duration of any applicable exercise or restriction period, including the exercisability and the acceleration of exercisability, (iv) amend the terms of any previously issued grant, (v) adopt guidelines separate for the 2007 Plan that set forth the specific terms and conditions for grants under the 2007 Plan, and (vi) deal with any other matters arising under the 2007 Plan.

Options granted under the 2007 Plan may be “incentive stock options,” which are intended to qualify within the meaning of Section 422 of the Internal Revenue Code, and “nonqualified stock options” which are not intended to so qualify. Options are granted under the 2007 Plan with an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant and the term of may not exceed ten years from the date of grant. The vesting period for options commences on the date of grant, or upon the achievement of such vesting requirements, and ends on such date as is determined in each case by the Compensation Committee, in its sole discretion, which is specified in the grant letter. Options may be exercised only while the participant is actively employed by or actively providing service to the Company unless the Compensation Committee provides for a period after such employment or service in which the option may be exercised.

The Compensation Committee may grant SARs to anyone eligible to participate in the 2007 Plan. Upon exercise of a SAR, the participant will receive an amount equal to the excess of the fair market value of the Company’s common stock on the date of exercise over the base amount set forth in the grant letter. Such payment to the participant will be in cash, in shares of common stock, or in a combination of cash and shares of common stock. The Compensation Committee will determine the period when SARs vest and become exercisable, the base amount of the SARs, and whether SARs will be granted in connection with, or independently of, any options. SARs may be exercised only while the participant is actively employed by or actively providing service to the Company unless the Compensation Committee provides for a period after such employment or service in which the option may be exercised.

If there is any change in the number or kind of shares of common stock outstanding by reason of a stock dividend, spin-off, recapitalization, stock split, or combination or exchange of shares, by reason of a merger, reorganization or consolidation, by reason of a recapitalization or change in par value or by reason of any other extraordinary or unusual event affecting the outstanding common stock as a class without the Company’s receipt of consideration, or if the value of outstanding shares of common stock is substantially reduced as a result of a spin-off or the Company’s payment of an extraordinary dividend or distribution, the maximum number of shares of common stock available for issuance under the 2007 Plan, the maximum number of shares of common stock which any individual may receive pursuant to grants in any year, the kind and number of shares covered by outstanding grants, the kind and number of shares issued and to be issued under the 2007 Plan, and the price per share or the applicable market value of such grants shall be appropriately adjusted by the Compensation Committee, in such manner as the Compensation Committee deems appropriate, to reflect any increase or decrease in the number of, or change in the kind or value of, the issued shares of common stock to preclude, to the extent practicable, the enlargement or dilution of rights and benefits under the 2007 Plan and such outstanding grants.

In the event of a change in control, the Compensation Committee may take any of the following actions with respect to outstanding grants: (i) determine that outstanding options and SARs will be fully exercisable as of the date of the change in control or at such other time as the Compensation Committee determines, (ii) require that participants surrender their options and SARs in exchange for payment by the Company, in cash or shares of common stock as determined by the Compensation Committee, in an amount equal to the amount by which the then-fair market value subject to the participant’s unexercised options and SARs exceeds the exercise price of the option or the base amount of the SAR, as applicable, (iii) after giving participants the opportunity to exercise their options and SARs, the Compensation Committee may terminate any or all unexercised options and SARs at such time as the Compensation Committee determines appropriate, or (iv) determine that grants that remain outstanding after the change in control will be converted to similar grants of the surviving corporation.

The Board of Directors may amend or terminate the 2007 Plan at any time, subject to shareholder approval. No grants may be issued under the 2007 Plan after June 1, 2017.

As of December 31, 2007, options to acquire 2,667,000 shares were outstanding under the 2007 Plan, out of a total of 20,000,000 shares of common stock reserved for issuance under the 2007 Plan. A total of approximately 17,333,000 shares of common stock remain available for issuance under the 2007 Plan for future grants.

The 1998 Equity Compensation Plan:

On May 21, 1998, the Board of Directors adopted the 1998 Equity Compensation Plan (the 1998 Plan), and the Company’s shareholders approved the adoption of the 1998 Plan. The Board of Directors had made certain amendments to the 1998 Plan after its adoption that did not require shareholder approval. The 1998 Plan was most recently amended and restated in May 2003. The 1998 Plan provided for grants of stock options (incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock and performance units to all employees (including employees who were also directors) of the Company or its subsidiaries, consultants and advisors who performed valuable services to the Company or its subsidiaries and members of the Board of Directors who were not employees of the Company. The Company did not grant any incentive stock options, stock appreciation rights, restricted stock or performance units under the 1998 Plan. The 1998 Plan was terminated by the Board of Directors in April 2007, and no further options, stock appreciation rights, restricted stock and performance units may be granted. However, options granted under the 1998 Plan prior to its termination continue in effect under the terms of the grant and the 1998 Plan.

All options that were granted under the 1998 Plan to employees and consultants were granted at the fair market value of the Company’s common stock on the date of grant, become exercisable ratably upon the attainment of specific diluted earnings per share targets or in their entirety after seven years from the date of grant (for grants prior to 2006), and expire ten years from the date of grant.

The 1998 Plan provided that non-employee members of the Board of Directors would receive automatic grants of nonqualified stock options. Each non-employee director who first became a member of the Board of Directors after the effective date of the 1998 Plan, but before the termination of the 1998 Plan, received a non-qualified stock option to purchase 8,000 shares. In addition, each non-employee director received a non-qualified stock option to purchase 4,000 shares pursuant to the 1998 Plan. The exercise prices for these options were equal to the fair market value of the Company’s stock on the date of grant, the term is ten years from the date of grant, and the options became exercisable ratably over the first four anniversaries of the date of grant (unless otherwise determined by the Compensation Committee).

If the Company is consolidated or merged into another corporation, each optionee with an outstanding option under the 1998 Plan will receive, upon exercise of the option, the same consideration as other shareholders of the Company received in connection with the transaction. If all or substantially all of the assets of the Company are sold or exchanged (other than by merger or consolidation), each optionee will have the right to exercise the option in full within ten days after the Compensation Committee provides notice of the right to exercise the option, and any portion of the option not exercised will lapse.

As of December 31, 2007, options to acquire 25,100,136 shares were outstanding under the 1998 Plan, out of a total of 40,444,000 shares of common stock reserved for issuance under the 1998 Plan.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2007 and 2006
Consolidated Statements of Operations – For the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Shareholders’ Equity and Comprehensive
Income – For the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows – For the years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts and Reserves – For the years ended December 31, 2007, 2006, and 2005

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

SEI INVESTMENTS COMPANY

Date February 26, 2008	By	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date February 26, 2008	By	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Chairman of the Board, Chief Executive Officer, and Director

Date February 26, 2008	By	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date February 26, 2008	By	/s/ Richard B. Lieb
Richard B. Lieb
Director

Date February 26, 2008	By	/s/ William M. Doran
William M. Doran
Director

Date February 26, 2008	By	/s/ Henry H. Porter, Jr.
Henry H. Porter, Jr.
Director

Date February 26, 2008	By	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date February 26, 2008	By	/s/ Sarah W. Blumenstein
Sarah W. Blumenstein
Director

Date February 26, 2008	By	/s/ Howard D. Ross
Howard D. Ross
Director

Date February 26, 2008	By	/s/ Thomas W. Smith
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

Note: Exhibits 10.3 through 10.10 constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Registrant participate.

10.3	1997 Option Share Deferral Plan. (Incorporated by reference to exhibit 99(c) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.4	1998 Equity Compensation Plan, Amended and Restated as of April 8, 2003. (Incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-111224) filed December 16, 2003.)

10.4.1	Amendment 2006-1 to the 1998 Equity Compensation Plan, Amended and Restated as of April 8, 2003. (Incorporated by reference to exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.5	Employee Stock Purchase Plan as Amended and Restated on October 15, 1997. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.6	SEI Capital Accumulation Plan. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-41343) filed December 2, 1997.)

10.7.2	1997 Option Share Deferral Plan for Non-Employee Directors. (Incorporated by reference to exhibit 99(d) to the Registrant’s Registration Statement on Form S-8 (No. 333-63709) filed September 18, 1998.)

10.9	Employment Agreement, dated June 25, 2004, between N. Jeffrey Klauder and the Registrant. (Incorporated by reference to exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.10	2007 Equity Compensation Plan. (Incorporated by reference to exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated April 11, 2007.)

10.21	Guaranty and Collateral Agreement, dated as of January 24, 2006 by and among SEI Investments Company, LSV Employee Group, LLC, the Grantors party thereto and LaSalle Bank National Association as Administrative Agent (including the underlying Credit Agreement dated as of January 24, 2006 by and among LSV Employee Group, LLC, LSV Asset Management, the Lenders party thereto and LaSalle Bank National Association as Administrative Agent to which the Guaranty and Collateral Agreement relates). (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2006.)

10.22	Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.22.1	First Amendment, dated June 15, 2005 to Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.22.2	Second Amendment, dated February 20, 2006 to Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.23	$200,000 Credit Agreement, dated July 25, 2007, among SEI Investments Company, the Lenders Party thereto, JP Morgan Chase Bank, Wachovia Bank, National Association, Bank of America, N.A., Manufacturers and Traders Trust Company and PNC Bank, National Association. (Incorporated by reference to exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated July 24, 2007.)

10.23.1	First Amendment, dated November 7, 2007, to $200,000 Credit Agreement, dated July 25, 2007. (Incorporated by reference to exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.)

10.24	Capital Support Agreement, dated November 8, 2007 between SEI Investments Company and SEI Daily Income Trust Prime Obligation Fund. (Incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.)

10.24.1	First Amendment, dated February 15, 2008, to Capital Support Agreement, dated November 8, 2007 between SEI Investments Company and SEI Daily Income Trust Prime Obligation Fund. (Incorporated by reference to exhibit 10.24.1 to the Registrant’s Current Report on Form 8-K dated February 15, 2008.)

10.25	Capital Support Agreement, dated November 8, 2007 between SEI Investments Company and SEI Daily Income Trust Money Market Fund. (Incorporated by reference to exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.)

10.26	Letter of Credit, dated November 7, 2007 in favor of SEI Daily Income Trust Prime Obligation Fund. (Incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.)

10.27	Letter of Credit, dated November 7, 2007 in favor of SEI Daily Income Trust Money Market Fund. (Incorporated by reference to exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.)

10.28	Letter of Credit, dated February 14, 2008 in favor of SEI Daily Income Trust Prime Obligation Fund. (Incorporated by reference to exhibit 10.28 to the Registrant’s Current Report on Form 8-K dated February 15, 2008.)

14	Code of Ethics for Senior Financial Officers. (Incorporated by reference to exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

21*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Accountants. (Incorporated by reference to exhibit 23.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

31.1*	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2*	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.

99	Miscellaneous exhibit. (Incorporated by reference to exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

99.1	Financial Statements of LSV Asset Management. (Incorporated by reference to exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.