Form 10-Q
period 2008-03-31
SEI INVESTMENTS CO
filed 2008-05-02
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 25, 2008: 192,918,927 shares of common stock, par value $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	March 31, 2008	December 31, 2007
Assets

Current Assets:

Cash and cash equivalents	$336,379	$360,921
Restricted cash	22,765	10,250
Receivables from regulated investment companies	37,827	38,198
Receivables, net of allowance for doubtful accounts of $2,029 and $3,032 (Note 4)	244,260	236,911
Securities owned	16,971	16,777
Deferred income taxes	28,730	17,310
Other current assets	14,697	14,567

Total Current Assets	701,629	694,934

Property and Equipment, net of accumulated depreciation and amortization of $131,132 and $126,591 (Note 4)	143,635	143,516

Capitalized Software, net of accumulated amortization of $39,115 and $34,915	239,662	231,684

Investments Available for Sale	71,596	77,169

Goodwill (Notes 2 and 3)	22,842	22,842

Intangible Assets, net of accumulated amortization of $17,778 and $15,864 (Notes 2 and 3)	58,263	60,177

Other Assets	18,468	22,043

Total Assets	$1,256,095	$1,252,365

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	March 31, 2008	December 31, 2007
Liabilities and Shareholders’ Equity

Current Liabilities:

Current portion of long-term debt	$7,600	$8,000
Accounts payable	10,106	8,690
Payable to regulated investment companies	636	601
Accrued liabilities (Note 4)	158,903	186,902
Capital Support Agreements (Note 7)	50,917	25,122
Deferred revenue	1,915	1,052

Total Current Liabilities	230,077	230,367

Long-term Debt	39,184	43,971

Deferred Income Taxes	75,608	73,600

Minority Interest	137,960	136,149

Other Long-term Liabilities (Note 11)	12,276	11,895

Commitments and Contingencies
Shareholders’ Equity:
Common stock, $.01 par value, 750,000 shares authorized; 192,740 and 194,375 shares issued and outstanding	1,927	1,944
Capital in excess of par value	451,920	445,474
Retained earnings	300,988	298,975
Accumulated other comprehensive income, net	6,155	9,990

Total Shareholders’ Equity	760,990	756,383

Total Liabilities and Shareholders’ Equity	$1,256,095	$1,252,365

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
		2008		2007
Revenues:
Asset management, administration and distribution fees		$260,059		$256,398
Information processing and software servicing fees		60,139		54,232
Transaction-based and trade execution fees		13,710		12,095

Total revenues		333,908		322,725

Expenses:
Commissions and fees		45,295		42,637
Compensation, benefits and other personnel		83,892		84,278
Consulting, outsourcing and professional fees		26,757		20,879
Data processing and computer related		10,548		10,767
Facilities, supplies and other costs		17,385		17,560
Depreciation and amortization		11,520		7,425

Total expenses		195,397		183,546

Income from operations		138,511		139,179

Net loss from investments		(24,046)		(316)
Interest and dividend income		4,138		4,051
Interest expense		(967)		(1,261)
Minority interest		(39,829)		(40,734)

Net income before income taxes		77,807		100,919
Income taxes		28,861		37,542

Net income		48,946		63,377

Other comprehensive income, net of tax:
Foreign currency translation adjustments		(2,922)		(166)
Unrealized holding (loss) gain on investments:
Unrealized holding (losses) gains during the period net of income tax benefit (expense) of $134 and $(368)	(242)		461
Less: reclassification adjustment for gains realized in net income, net of income tax expense of $395	(671)	(913)	—	461

Other comprehensive income		(3,835)		295

Comprehensive income		$45,111		$63,672

Basic earnings per common share		$.25		$.32

Diluted earnings per common share		$.25		$.31

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$48,946	$63,377
Adjustments to reconcile net income to net cash provided by operating activities	19,319	(4,668)

Net cash provided by operating activities	68,265	58,709

Cash flows from investing activities:
Additions to restricted cash for Capital Support Agreements	(12,515)	—
Additions to property and equipment	(5,545)	(8,399)
Additions to capitalized software	(12,178)	(17,791)
Purchase of marketable securities	—	(3,419)
Sale of marketable securities	1,412	65

Net cash used in investing activities	(28,826)	(29,544)

Cash flows from financing activities:
Payments on long-term debt	(5,187)	(8,119)
Purchase and retirement of common stock	(50,916)	(47,631)
Proceeds from issuance of common stock	4,182	15,271
Tax benefit on stock options exercised	1,547	7,732
Payment of dividends	(13,607)	(11,881)

Net cash used in financing activities	(63,981)	(44,628)

Net decrease in cash and cash equivalents	(24,542)	(15,463)

Cash and cash equivalents, beginning of period	360,921	286,948

Cash and cash equivalents, end of period	$336,379	$271,485

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(all figures are in thousands except per share data)

Note 1.	Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three month periods ended March 31, 2008 and 2007. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Except as disclosed herein, there have been no significant changes in significant accounting policies during the three months ended March 31, 2008 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents includes $161,147 and $185,536 at March 31, 2008 and December 31, 2007, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.

Restricted Cash

Restricted cash at March 31, 2008 and December 31, 2007 includes $10,000 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers and $250 segregated for regulatory purposes related to trade-execution services conducted by our subsidiary located in the United Kingdom. Restricted cash at March 31, 2008 also includes $12,515 segregated for the benefit of certain SEI-sponsored money market mutual funds according to the provisions of the Capital Support Agreements (See Note 7).

Capitalized Software

The Company capitalized $12,178 and $17,791 of software development costs during the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 14.3 years. Amortization expense related to capitalized software was $4,200 and $761 during the three months ended March 31, 2008 and 2007, respectively.

The Company placed the initial version of the Global Wealth Platform into service in July 2007 and a subsequent release of the platform was placed into service in October 2007. The total amount of capitalized software development costs related to the platform placed into service during 2007 was $217,764. The Global Wealth Platform has an estimated useful life of 15 years. Amortization expense related to the initial version of the platform placed into service in 2007 during the three months ended March 31, 2008 was $3,636.

Fair Value of Financial Instruments

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for the Company on January 1, 2008. The Company elected not to apply the fair value option to any of its financial instruments and, therefore, SFAS 159 had no impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 becomes effective for all nonfinancial assets and liabilities for periods beginning after November 15, 2008, which will be the Company’s first quarter of fiscal 2009. The Company has adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 5 for information on related disclosures regarding fair value measurements.

Earnings per Share

The calculations of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 are:

	For the Three Month Period Ended March 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$48,946	193,629	$.25

Dilutive effect of stock options	—	4,582

Diluted earnings per common share	$48,946	198,211	$.25

	For the Three Month Period Ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$63,377	197,914	$.32

Dilutive effect of stock options	—	6,788

Diluted earnings per common share	$63,377	204,702	$.31

Employee stock options to purchase 6,017,000 and 3,612,000 shares of common stock, with an average exercise price of $30.83 and $29.52, were outstanding during the three month periods ended March 31, 2008 and 2007, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

Comprehensive Income

Accumulated other comprehensive income, net of tax, consist of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Investments	Accumulated Other Comprehensive Income
Beginning balance (Dec. 31, 2007)	$9,174	$816	$9,990
Current period change	(2,922)	(913)	(3,835)

Ending balance (March 31, 2008)	$6,252	$(97)	$6,155

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2008	2007
Net income	$48,946	$63,377

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	11,520	7,425
Undistributed earnings of minority interests	39,829	40,734
Payments to partners of LSV	(37,620)	(32,322)
Stock-based compensation	4,683	6,517
Provision for losses on receivables	(1,003)	121
Deferred income tax expense	(8,884)	1,772
Net realized (gains) losses on investments	(1,749)	316
Change in other long-term liabilities	381	10,091
Other	(3,017)	(2,211)
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	371	1,014
Receivables	1,221	(7,405)
Other current assets	(130)	(465)
Increase (decrease) in
Accounts payable	1,416	3,779
Capital Support Agreements	25,795	—
Payable to regulated investment companies	35	(258)
Accrued liabilities	(14,392)	(33,473)
Deferred revenue	863	(303)

Total adjustments	19,319	(4,668)

Net cash provided by operating activities	$68,265	$58,709

New Accounting Pronouncements

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

In March 2008, the FASB issued FASB Statement No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.	LSV and LSV Employee Group

The Company has an investment in the general partnership LSV, a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a number of SEI-sponsored mutual funds. The Company’s total partnership interest in LSV was approximately 43 percent during 2007 and 2008. LSV Employee Group is owned by several current employees of LSV and was formed for the sole purpose of owning a partnership interest in LSV. The Company does not own any interest in LSV Employee Group.

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

As a result of this transaction, the Company has a controlling financial interest in LSV through its direct ownership of LSV and guaranty of LSV Employee Group’s debt. The Company therefore consolidates the assets, liabilities and operations of LSV and LSV Employee Group in its Consolidated Financial Statements. The Company’s percentage of direct ownership in LSV was unchanged (approximately 43 percent) as a result of this transaction. The amount of ownership of the other existing partners (approximately 57 percent) of LSV is included in Minority interest. Assuming no other changes in the Company’s relationship with LSV and LSV Employee Group, the Company would no longer be required to consolidate the assets, liabilities and operations of LSV and LSV Employee Group after the LSV Employee Group Term Loan is paid in full. Additionally, the Company may not be required to consolidate LSV and LSV Employee Group if the Company’s percentage of direct ownership in LSV decreases to certain levels.

The Company determined that $72,220 of the $92,000 purchase price related to identifiable intangible assets and the remaining $19,780 was goodwill. The identifiable intangible assets have an estimated life of ten years and are amortized on a straight-line basis. The Company recognized $1,805 in amortization expense in the first quarter of 2008 and 2007, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statement of Operations. Amortization expense recognized in the Consolidated Statement of Operations associated with the assets of LSV Employee Group was eliminated through Minority interest and had no impact on net income.

	March 31, 2008	December 31, 2007
Intangible asset, at cost	$72,220	$72,220
Accumulated amortization	(16,249)	(14,444)

Net book value	$55,971	$57,776

LSV Employee Group Term Loan

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from LaSalle Bank National Association and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan is $82,800. The principal amount and interest of the term loan are paid in quarterly installments. The total outstanding principal balance of the term loan must be paid in full by January 2011. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. As of March 31, 2008, the remaining unpaid principal balance of the term loan was $46,784, of which $7,600 is classified as current and included in Current portion of long-term debt and the remaining $39,184 is included in Long-term debt on the accompanying Consolidated Balance Sheets. LSV Employee Group made principal payments of $5,176 and $4,120 during the three months ended March 31, 2008 and 2007, respectively. Interest expense for the three months ended March 31, 2008 and 2007 on the Consolidated Statements of Operations includes $731 and $1,051, respectively, in interest costs associated with the borrowings of LSV Employee Group which was eliminated through Minority interest and had no impact on net income.

LSV Employee Group made a principal payment of $5,365 in April 2008. The remaining unpaid principal balance of the term loan at April 30, 2008 was $41,419. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group.

The book value of LSV Employee Group’s long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available for bank loans with similar terms and maturities.

LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $39,168. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal.

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

The Company identified an intangible asset related to customer contracts that met the contractual-legal criterion for recognition apart from goodwill. The fair value of the intangible was determined to be $3,821 with a definite life of eight and a half years. The identified intangible asset is amortized on a straight-line basis. The Company recognized $109 of amortization expense in the first quarter of 2007 and 2008, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

	March 31, 2008	December 31, 2007
Intangible asset, at cost	$3,821	$3,821
Accumulated amortization	(1,529)	(1,420)

Net book value	$2,292	$2,401

Note 4.	Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2008	December 31, 2007
Trade receivables	$54,750	$49,852
Fees earned, not billed	178,100	186,157
Other receivables	13,439	3,934

	246,289	239,943
Less: Allowance for doubtful accounts	(2,029)	(3,032)

	$244,260	$236,911

Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules. These billing schedules generally provide for fees to be billed on a quarterly basis.

Other receivables include proceeds from the sale of mutual funds sponsored by LSV received in April 2008.

Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various regulated investment companies sponsored by SEI.

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2008	December 31, 2007
Buildings	$128,481	$128,296
Equipment	63,552	62,272
Land	9,690	9,548
Purchased software	46,315	43,580
Furniture and fixtures	19,383	19,603
Leasehold improvements	6,374	6,357
Construction in progress	972	451

	274,767	270,107
Less: Accumulated depreciation and amortization	(131,132)	(126,591)

Property and Equipment, net	$143,635	$143,516

The Company recognized $5,361 and $4,684 in depreciation and amortization expense related to property and equipment for the three months ended March 31, 2008 and 2007, respectively.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2008	December 31, 2007
Accrued compensation	$19,874	$74,509
Accrued distribution fees	15,390	16,040
Accrued sub-advisor and investment officer fees	13,263	16,026
Accrued consulting	17,209	11,065
Accrued income taxes	36,332	5,196
Other accrued liabilities	56,835	64,066

Total accrued liabilities	$158,903	$186,902

Accrued sub-advisor and investment officer fees relates to services provided by fund advisors to SEI-sponsored mutual funds and other investment programs.

Accrued income taxes also include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns (See Note 11).

Note 5.	Fair Value Measurements

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used by the Company to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets primarily include investments in SEI-sponsored mutual funds that are quoted daily.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets primarily include U.S. Treasury securities and U.S. government agency mortgage-backed debt securities with quoted prices that are traded less frequently than exchange-traded instruments. The value of these assets is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company’s Level 3 financial liabilities include the Capital Support Agreements which are considered derivative financial instruments (See Note 7). The Company did not have any Level 3 financial assets at March 31, 2008.

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs at March 31, 2008:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity available-for-sale securities	$40,416	$40,416	$—	$—
Fixed income available-for-sale securities	31,180	—	31,180	—
Fixed income securities owned	16,971	—	16,971	—

	$88,567	$40,416	$48,151	$—

Liabilities
Capital Support Agreements	$50,917	$—	$—	$50,917

	$50,917	$—	$—	$50,917

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to March 31, 2008:

Capital Support Agreements
Balance, January 1, 2008	$25,122
Total gains or losses (realized/unrealized):
Included in earnings	25,795
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and out of Level 3	—

Balance March 31, 2008	$50,917

The $25,795 recognized in earnings relates to the change in fair value of the Capital Support Agreements during the three months ended March 31, 2008 (See Note 7).

Note 6.	Marketable Securities

Investments Available for Sale

Investments available for sale of the Company’s non-broker-dealer subsidiaries consist of:

	As of March 31, 2008
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$37,317	$698	$(1,547)	$36,468
Other mutual funds	3,955	—	(7)	3,948
Debt securities	30,469	711	—	31,180

	$71,741	$1,409	$(1,554)	$71,596

	As of December 31, 2007
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$34,213	$306	$(935)	$33,584
LSV-sponsored mutual funds	6,781	1,608	—	8,389
Other mutual funds	4,055	62	—	4,117
Debt securities	30,823	256	—	31,079

	$75,872	$2,232	$(935)	$77,169

The net unrealized holding losses at March 31, 2008 were $97 (net of income tax benefit of $48). The net unrealized holding gains at December 31, 2007 were $816 (net of income tax expense of $481). These net unrealized gains and losses are reported as a separate component of Accumulated other comprehensive gains on the accompanying Consolidated Balance Sheets.

During the three months ended March 31, 2008, the Company recognized gross realized gains from available-for-sale securities of $1,066. There were no realized gains recognized during the three months ended March 31, 2007. These gains are reflected in Net loss from investments on the accompanying Consolidated Statements of Operations. There were no realized losses recognized during the three months ended March 31, 2008 and 2007.

Derivatives held by the Company were in the form of equity contracts for the purpose of hedging market risk of certain available for sale securities and held only for the purpose of hedging such risk and not for speculation. The Company entered into these hedging relationships such that the change in the fair value of the asset being hedged was expected to be offset by a counteracting change in the fair value of the derivative. Since the Company did not apply hedge accounting to these derivatives, the change in the fair value of the derivative was recognized immediately in current period earnings, while the change in the fair value of the hedged asset was recorded in other comprehensive income. The Company may continue to enter into economic hedges which may not qualify for hedge accounting to support certain business strategies. During the three months ended March 31, 2008 and 2007, the Company recognized net gains (losses) of $676 and $(445), respectively, from changes in the fair value of derivative instruments. These gains and losses are reflected in Net loss from investments on the accompanying Consolidated Statements of Operations.

On March 31, 2008, the Company’s derivative equity contracts reached their contractual maturity date. The Company received gross proceeds of $733 from the maturity of the derivative investments in April 2008. The Company no longer owns any derivative financial instruments to hedge market risk of available for sale securities.

The Company’s debt securities are investments in U.S. government agency securities purchased to satisfy applicable regulatory requirements of SEI Private Trust Company (SPTC). The securities have maturity dates which range from 2033 to 2037.

Securities Owned

At March 31, 2008 and December 31, 2007, the Company’s broker-dealer subsidiary, SIDCO, had investments in U.S. Treasury securities reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $16,971 and $16,777 at March 31, 2008 and December 31, 2007, respectively. The change in fair value recognized during the three months ended March 31, 2008 and 2007 was minimal.

Note 7.	Capital Support Agreements

In 2007, the Company entered into Capital Support Agreements with several mutual funds (each a Fund or, together, the Funds), the SEI Daily Income Trust Prime Obligation Fund (the SDIT PO Fund), the SEI Daily Income Trust Money Market Fund (the SDIT MM Fund), and the SEI Liquid Asset Trust Prime Obligation Fund (the SLAT PO Fund). The Company is the advisor to the Funds. The sub-advisor to the Funds is Columbia Management, which is the primary investment management division of Bank of America Corporation. Various clients of the Company are investors in the Funds. SDIT PO Fund is rated AAA and Aaa by Standards & Poor’s Corporation (S&P) and Moody’s Investor Services Inc. (Moody’s), respectively, and the SDIT MM Fund is rated Aaa by Moody’s.

The Funds, among other securities, hold senior notes issued by structured investment vehicles (SIV or SIVs). The senior notes are collateralized by residential mortgage-backed securities, commercial mortgage-backed securities, corporate collateralized debt obligations and collateralized debt obligations of asset-backed securities. Some of the SIVs have either ceased making payments or potentially may cease making payments on outstanding notes on the scheduled maturity dates.

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

As of December 31, 2007, the aggregate limit of the Company’s required capital contributions to the Funds according to the Capital Support Agreements was $130,500. During the three months ended March 31, 2008, certain SIVs within the Funds suffered either a technical default or substantial price devaluation, triggering ratings downgrades from the principal rating agencies. As a result, the carrying value of these securities in the Funds was reduced as well. In addition, S&P required the posting of additional capital support for the SDIT PO Fund to maintain the Fund’s credit rating. As a result of these events, the Company amended the Capital Support Agreements with the SDIT PO Fund and the SLAT PO Fund to provide additional funding.

As of March 31, 2008, the Company is committed to provide capital to the Funds, subject to the aggregate limit of $150,000 in the case of the SDIT PO Fund, $3,000 in the case of the SDIT MM Fund, and $9,500 in the case of the SLAT PO Fund, if the Fund realizes payments or sales proceeds from specified SIV securities held by the Fund which are less than the amortized cost of the SIV securities. Upon the sale or other disposition of a SIV security, the amount of capital that the Company is required to contribute to a Fund would be the least of the following amounts: (i) the amount, if any, by which the amortized cost of the SIV security exceeds the amount realized from the sale or other disposition of the SIV security; (ii) the amount, if any, necessary to restore the net asset value per share of the Fund to $0.9950 (or in the case of the SDIT PO Fund, so long as the SDIT PO Fund is rated AAA by S&P, $0.9975), or (iii) the remaining amount of the aggregate limit of the Capital Support Agreement applicable to the Fund, taking into account all prior contributions.

The Company secured $150,000 of the obligations under the Capital Support Agreements through letters of credit of a third party bank rated A-1 by S&P. The letters of credit were issued under the Company’s existing credit facility (See Note 8). The remaining $12,500 of the obligations was secured through segregated bank accounts. The Capital Support Agreements and the letters of credit have a term of one year and are scheduled to expire in November and December 2008.

In the event that the Company is required under the Capital Support Agreements to commit capital to any Fund, the Company will be required to pay the required capital contribution to the Fund and will not receive any consideration from the Fund, in the form of shares of the fund or any other form, for the contributed capital. If the mark-to-market value of a SIV security is less than its amortized cost and if the aggregate net asset value of the Fund is less than $0.9950 (or in the case of the SDIT PO Fund, so long as the SDIT PO Fund is rated AAA by S&P, $0.9975), then, even though the loss has not been realized through the sale or other disposition of the SIV security, the Company will be obligated to commit the required amount of capital so that the Funds net asset value is at least $0.9950 (or in the case of the SDIT PO Fund, $0.9975). However, in this case, the Company is not required to pay the capital contribution to the Funds.

As of March 31, 2008, the Company is obligated to commit capital to the Funds for $50,917, but was not required to pay such amount because the Funds did not realize any material losses from the sale of the SIV securities. Cash payments made under the Capital Support Agreements as of March 31, 2008 were minimal. The Company recorded an expense for $25,795 for the three months ended March 31, 2008 which is reflected in Net loss from investments on the accompanying Consolidated Statements of Operations. At March 31, 2008, the aggregate market value of the SIVs covered by the Capital Support Agreements on the books of the three Funds was $472,217.

The Company has determined that the Capital Support Agreements are derivative contracts. The fair value of the contracts was determined using a valuation model for credit default swaps. The fair value of the derivative contracts approximates the value of the Company’s actual obligation at March 31, 2008. The Company will adjust the value of the Capital Support Agreements at least quarterly. In the event the Company is not required to make any payments to the Funds, or values increase, such expense may be reversed in a subsequent period.

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

Note 8.	Lines of Credit

On July 25, 2007 (the Closing Date), the Company entered into a five-year $200,000 Credit Agreement (the Credit Facility) with certain lenders. The Credit Facility became available on the Closing Date and terminates in July 2012. On March 19, 2008, the Company and the lenders amended the Credit Facility to increase the aggregate principal amount by $100,000 to $300,000. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. At termination, any aggregate principal amount of loans outstanding under the Credit Facility becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 0.45 percent above the London Interbank Offer Rate (“LIBOR”). There is also a commitment fee equal to 0.09 percent per annum on the daily unused portion of the facility. The Credit Facility contains various covenants, none of which negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels.

Letters of credit of a third party bank to secure $150,000 of obligations of the Company under the Capital Support Agreements were issued under the Credit Facility in order to satisfy S&P’s requirement that the Funds have credit support having an A-1 short-term rating (See Note 7). The letters of credit have a term of one year and contain a fronting fee of 0.125 percent per annum on the face amount of each letter of credit which is payable quarterly in arrears. In addition, a participation fee of 0.45 percent is payable quarterly in arrears on the face amount of each letter of credit. The participation fee may increase if the Company’s leverage ratio reaches certain levels. As the letters of credit remain outstanding, the amount available under the Credit Facility will be reduced by the face amount of the letters of credit. Therefore, $150,000 of the Credit Facility is committed and only the remaining $150,000 is unrestricted and may be used for other purposes as determined by the Company. Certain provisions and terms of the Credit Facility were amended that provide for a waiver of any breach to various covenants. The Company had no borrowings under the Credit Facility and was in compliance with all covenants at March 31, 2008.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the three months ended March 31, 2008.

Note 9.	Shareholders’ Equity

Stock-Based Compensation

The Company currently has one active equity compensation plan, the 2007 Equity Compensation Plan (the 2007 Plan), which provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights with respect to up to 20 million shares of common stock of the Company, subject to adjustment for stock splits, reclassifications, mergers and other events. Permitted grantees under the 2007 Plan include employees, non-employee directors and consultants who perform services for the Company. The plan is administered by the Compensation Committee of the Board of Directors of the Company. There were no grants of incentive stock options or stock appreciation rights made under the plan in 2008 or 2007.

The Company discontinued any further grants under the Company’s 1998 Equity Compensation Plan (the 1998 Plan) as a result of the approval of the 2007 Plan. No options are available for grant from this plan. Grants made from the 1998 Plan continue in effect under the terms of the grant.

All outstanding stock options have performance vesting conditions based on the attainment of certain earnings per share targets established at the date of grant. Earnings per share targets are calculated exclusive of stock-based compensation expense, net of tax. The first performance condition determines vesting of 50 percent of the options, and a second performance condition determines the vesting of the remaining 50 percent of the options. The performance conditions are measured annually on December 31. Options granted prior to 2006 also could vest in their entirety seven years from the date of grant. All options outstanding have a ten year life. The Company believes that awarding stock options with performance-based vesting schedules better aligns the interests of stockholders and employees.

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three month periods ended March 31, 2008 and 2007, respectively, as follows:

	Three Months Ended March 31,
	2008	2007
Stock-based compensation expense	$4,683	$6,517
Less: Deferred tax benefit	(1,578)	(2,324)

Stock-based compensation expense, net of tax	$3,105	$4,193

Basic and diluted earnings per share	$.02	$.02

As of March 31, 2008, there was approximately $60,721 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2008	$13,544
2009	18,056
2010	10,661
2011	6,096
2012	6,054
2013	4,214
2014	2,096

$60,721

During the three months ended March 31, 2008, the Company revised its estimate of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $826 in stock-based compensation expense in the three months ended March 31, 2008.

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $4,051 and $21,679, respectively. The total options outstanding as of March 31, 2008 and 2007 was 27,077,000 and 27,930,000, respectively.

Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,528,365, including an additional authorization on April 22, 2008 for $100,000. Through March 31, 2008, a total of 250,987,000 shares at an aggregate cost of $1,367,111 have been purchased and retired. The Company purchased 1,963,000 shares at a total cost of $50,916 during the three months ended March 31, 2008.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 10.	Business Segment Information

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

Investment Managers—provides investment processing and operational outsourcing solutions to investment managers, fund companies and banking institutions located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds;

Investments in New Businesses—provides investment management programs to affluent families residing in the United States and Europe through the SEI Wealth Network®; and

LSV Asset Management—is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2008 and 2007. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended March 31, 2008 and 2007.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended March 31, 2008
Revenues	$107,054	$60,519	$50,689	$36,493	$1,834	$77,319	$333,908
Expenses (1)	86,167	31,376	30,140	25,964	4,652	47,356	225,655

Operating profit (loss)	$20,887	$29,143	$20,549	$10,529	$(2,818)	$29,963	$108,253
Profit margin	20%	48%	41%	29%	N/A	39%	32%

(1)	LSV includes $41,238 of minority interest of the other partners of LSV.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended March 31, 2007
Revenues	$97,738	$61,563	$46,629	$33,994	$1,630	$81,171	$322,725
Expenses (2)	77,993	29,374	28,173	24,902	4,852	49,897	215,191
Operating profit (loss)	$19,745	$32,189	$18,456	$9,092	$(3,222)	$31,274	$107,534
Profit margin	20%	52%	40%	27%	N/A	39%	33%

(2)	LSV includes $42,672 of minority interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the quarters ended March 31, 2008 and 2007 is as follows:

	2008	2007
Total operating profit from segments above	$108,253	$107,534

Corporate overhead expenses	(10,109)	(10,127)
Minority interest reflected in segments	42,188	43,592
LSV Employee Group (1)	(1,821)	(1,820)

Income from operations	$138,511	$139,179

(1)	For the three months ended March 31, 2008 and 2007, includes $1,805 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the three months ended March 31, 2008 and 2007 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2008	2007	2008	2007
Private Banks	$11,063	$16,199	$6,573	$3,572
Investment Advisors	3,841	5,905	1,621	770
Institutional Investors	1,070	1,255	431	357
Investment Managers	1,112	1,666	552	419
Investments in New Businesses	253	296	114	84
LSV	59	403	205	212

Total from business segments	$17,398	$25,724	$9,496	$5,414

LSV Employee Group	—	—	1,821	1,820
Corporate Overhead	325	466	203	191

	$17,723	$26,190	$11,520	$7,425

Note 11.	Income Taxes

The gross liability for unrecognized tax benefits at March 31, 2008 and December 31, 2007 was $13,643 and $13,329, respectively, exclusive of interest and penalties, of which $13,075 and $12,719 would affect the effective tax rate if the Company were to recognize the tax benefit. The Company has not recognized any material changes in tax liability for unrecognized tax benefits during the three months ended March 31, 2008.

The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2008 and December 31, 2007, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $2,098 and $1,865, respectively.

	March 31, 2008	December 31, 2007
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$13,643	$13,329
Interest and penalties on unrecognized benefits	2,098	1,865

Total gross uncertain tax positions	$15,741	$15,194

Amount included in Current liabilities	$3,465	$3,299
Amount included in Other long-term liabilities	12,276	11,895

	$15,741	$15,194

The Company files income tax returns in the United States on a consolidated basis and in many U.S. state and foreign jurisdictions. The Company is subject to examination of income tax returns by the Internal Revenue Service (IRS) and other domestic and foreign tax authorities. An examination of the Company’s 2005 and 2006 tax return is currently being conducted by the IRS. In addition, some of the prior year tax returns of the Company’s subsidiaries are being examined by certain state tax authorities.

The Company estimates it will recognize $1,499 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations. These unrecognized tax benefits are related to tax positions taken on certain federal and state tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues in the IRS and other examinations could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                              (In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at March 31, 2008 and 2007, the consolidated results of operations for the three months ended March 31, 2008 and 2007 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of March 31, 2008, through our subsidiaries and partnerships in which we have a significant interest, we administer $423.5 billion in mutual fund and pooled assets, manage $184.6 billion in assets, and operate from more than 20 offices in over a dozen countries.

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

Financial Results

Revenues, Expenses and Income from Operations by business segment for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 were as follows:

	For the Three Month Period Ended March 31,
	2008	2007	Percent Change
Revenues:
Private Banks	$107,054	$97,738	10%
Investment Advisors	60,519	61,563	(2)%
Institutional Investors	50,689	46,629	9%
Investment Managers	36,493	33,994	7%
Investments in New Businesses	1,834	1,630	13%
LSV	77,319	81,171	(5)%

Total revenues	$333,908	$322,725	3%

Expenses:
Private Banks	$86,167	$77,993	10%
Investment Advisors	31,376	29,374	7%
Institutional Investors	30,140	28,173	7%
Investment Managers	25,964	24,902	4%
Investments in New Businesses	4,652	4,852	(4)%
LSV	47,356	49,897	(5)%

Total expenses	$225,655	$215,191	5%

Income from business segments:
Private Banks	$20,887	$19,745	6%
Investment Advisors	29,143	32,189	(9)%
Institutional Investors	20,549	18,456	11%
Investment Managers	10,529	9,092	16%
Investments in New Businesses	(2,818)	(3,222)	13%
LSV	29,963	31,274	(4)%

Total income from business segments	$108,253	$107,534	1%

Corporate overhead	(10,109)	(10,127)	—
LSV Employee Group (1)	(1,821)	(1,820)	—
Minority interest reflected in segments (2)	42,188	43,592	(3)%

Income from operations	$138,511	$139,179	—

(1)	Primarily relates to amortization costs of identifiable intangible assets.
(2)	For the three months ended March 31, 2008 and 2007, includes $41,238 and $42,672, respectively, of minority interest of the other partners of LSV.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances	As of March 31,		Percent Change
(In millions)	2008	2007
Assets invested in equity and fixed-income programs	$157,428	$162,022	(3)%
Assets invested in collective trust fund programs	10,813	13,017	(17)%
Assets invested in liquidity funds	16,384	14,938	10%

Assets under management	184,625	189,977	(3)%
Client proprietary assets under administration	238,902	195,609	22%

Assets under management and administration	$423,527	$385,586	10%

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

Consolidated Summary

Consolidated revenues increased $11.2 million, or three percent in the three month period ended March 31, 2008 compared to the same period a year ago. Net income decreased $14.4 million, or 23 percent in the three month period ended March 31, 2008 compared to the corresponding period a year ago. Diluted earnings per share were $.25 in the three month period ended March 31, 2008 compared to $.31 in the three month period ended March 31, 2007.

In our opinion, the following items had a significant impact on our financial results for the three month periods ended March 31, 2008 and 2007:

•

Revenue growth was primarily driven by increased investment management fees and investment processing fees in the Private Banks business segment. The revenue growth in the segment was due largely to asset funding from existing global investment management clients, increased fees from our Global Wealth Technology Services (GWTS) and Global Wealth Services (GWS) solutions and transaction-based brokerage services.

•	Our Institutional Investors and Investment Managers business segments recorded increased revenues and profits from sales of new business.

•

Declining capital market conditions negatively impacted investment management fees in the Investment Advisors segment. The capital market conditions decreased the value of assets we manage or administer for our existing clients, resulting in decreased base revenues in this segment.

•

Revenue and profits in the LSV business segment were also negatively impacted by the declining capital markets. Revenues earned by LSV were $77.3 million in the three months ended March 31, 2008 compared to $81.2 million in the prior year comparable period. Our proportionate share in the earnings of LSV was $30.0 million for the first quarter of 2008 compared to $31.3 million for the same period in 2007, a decrease of $1.3 million or four percent.

•

We recorded a non-cash charge of $25.8 million in the first quarter 2008 related to agreements that provide capital support to money market funds holding investments that are exposed to liquidity and credit risk (See Note 7 to the Consolidated Financial Statements). These support agreements are described in greater detail under the caption “Money Market Fund Support” later in this discussion.

•

We recognized an additional $3.5 million in amortization expense during the first quarter of 2008 due to the initial release of the Global Wealth Platform, which was placed into service in July 2007. The amortization expense was primarily recognized in the Private Banks and Investment Advisors business segments. We capitalized $12.2 million in the first quarter 2008 as compared to $17.8 million in the first quarter of 2007 as a larger portion of our costs were incurred from maintenance and support for the operation of the platform. Capitalized costs in 2008 were for enhancements and upgrades to expand the functionality of the Global Wealth Platform. We will continue to incur significant development costs for these enhancements and upgrades. Our intention is to implement enhancements and upgrades into the platform through a series of releases. The capitalized costs associated with these releases will be amortized over the remaining useful life of the platform.

•

Consolidated operating margins were negatively affected by increased spending for the development of the necessary infrastructure to deliver and support new company strategies and solutions and to service new clients. A substantial portion of these costs relate to personnel and third-party service providers.

•	We continued our stock repurchase program during 2008 and purchased approximately 1,963,000 shares at an average price of approximately $26 per share in the first quarter of 2008.

Money Market Fund Support

In 2007, we entered into Capital Support Agreements with the SEI Daily Income Trust Prime Obligation Fund (the SDIT PO Fund), the SEI Daily Income Trust Money Market Fund (the SDIT MM Fund), and the SEI Liquid Asset Trust Prime Obligation Fund (the SLAT PO Fund) (each a Fund or, together, the Funds). The terms and conditions of the Capital Support Agreements are described in our latest Annual Report on Form 10-K in Part I, Item 2.

As of December 31, 2007, the aggregate limit of our required capital contributions to the Funds according to the Capital Support Agreements was $130.5 million. During the first quarter of 2008, certain structured investment vehicles (SIV or SIVs) within the Funds suffered either a technical default or substantial price devaluation, triggering ratings downgrades from the principal rating agencies. As a result, the carrying value of these securities in the Funds was reduced as well. In addition, Standard & Poor’s Corporation required the posting of additional capital support for the SDIT PO Fund to maintain the Fund’s credit rating. As a result of these events, we amended the Capital Support Agreements with two of the Funds to provide additional funding subject to a new aggregate limit of $162.5 million. Of the new aggregate limit, we secured $150.0 million by our credit facility through letters of credit of a third party bank and secured the remaining $12.5 million through segregated bank accounts. Also during the first quarter, we amended our credit facility to increase the aggregate amount available for borrowings by $100.0 million to $300.0 million (See Note 8 to the Consolidated Financial Statements for more information related to the letters of credit and credit facility). As of March 31, 2008, the amount of our credit facility that is unrestricted and may be used for general purposes was $150.0 million.

As of March 31, 2008, the amount of our obligation to commit capital to the Funds was $50.9 million, but this amount was not required to be paid since the Funds did not realize any material losses from the sale of the SIV securities. However, we were required to record an expense for $25.8 million in the first quarter 2008 which is reflected in Net loss from investments on the Consolidated Statements of Operations of the accompanying Consolidated Financial Statements. At March 31, 2008, the aggregate market value of the SIVs covered by the Capital Support Agreements on the books of the three Funds was $472.2 million.

On April 17, 2008, we amended the Capital Support Agreement with the SLAT PO Fund to provide $1.5 million in additional funding. This additional funding was secured through the segregated bank accounts. As of April 25, 2008, the aggregate limit of our required capital contributions to the Funds was $164.0 million.

As of April 25, 2008, the amount which would be accrued for our contribution obligations under the Capital Support Agreements based on that day’s market value of the portfolio assets of the Funds, including the SIVs covered by the Capital Support Agreements, was $61.2 million. Based upon this valuation and assuming no other changes in the portfolio assets through June 30, 2008, an additional non-cash expense of $10.3 million would be recorded in the second quarter 2008. Cash payments made under the Capital Support Agreements as of April 25, 2008 were minimal. At April 25, 2008, the aggregate market value of the SIVs covered by the Capital Support Agreements on the books of the three Funds was $403.4 million.

We believe that the SIV securities will be successfully restructured, although we cannot predict the timing or net impact the restructuring will ultimately have on the realized value of these SIV securities. Excluding the SIV securities in technical default, as of April 25, 2008, all remaining SIV holdings of the Funds continue to have an AAA or A-1 rating from a major credit rating agency. For further information regarding the portfolio assets of the Funds, the month-end holdings of each of the Funds can be viewed after the 15th day of the following month at http://www.seic.com/holdings_home.asp.

The Capital Support Agreements are considered derivative contracts in accordance with applicable accounting guidance and are categorized as Level 3 liabilities as specified by SFAS 157 (See Notes 1 and 5 to the Consolidated Financial Statements for more information related to SFAS 157). These Level 3 liabilities comprise approximately 22 percent of our total current liabilities. The fair value of the contracts was determined using a valuation model for credit default swaps. The fair value of the derivative contracts approximates the value of our actual obligation at March 31, 2008.

We believe changes in the value of the portfolio assets of the Funds and changes in the value of the SIV securities are the two most volatile factors affecting our obligation. These factors can cause our obligation to fluctuate on a daily basis. The following discussion, based on actual values as of April 25, 2008, is included to give an indication of the impact of movements in the value of the portfolio assets of the Funds and changes in the price of the SIV securities on our obligation.

In the following example, we assume the value of the SIV securities remains unchanged, but the value of the portfolio assets of the Funds increases by ten percent or decreases by ten percent. A ten percent increase in the value of the portfolio assets of the Funds would cause our obligation to decrease by approximately $2.0 million. Conversely, a ten percent decrease in the value of the portfolio assets of the Funds would cause our obligation to increase by approximately $2.0 million.

In this example, we assume the value of the portfolio assets of the funds remains unchanged but the value of the SIV securities increases by one percent or decreases by one percent. A one percent increase in the value of the SIV securities would cause our obligation to decrease by approximately $3.0 million. Conversely, a one percent decrease in the value of the SIV securities would cause our obligation to increase by approximately $3.0 million.

Stock-Based Compensation

Our stock options have performance vesting conditions based on the attainment of certain earnings per share targets established at the date of grant. The first performance condition determines vesting of 50 percent of the options, and a second performance condition determines the vesting of the remaining 50 percent of the options. The performance conditions are measured annually on December 31. Options granted prior to 2006 also could vest in their entirety seven years from the date of grant. The amount of stock-based compensation expense is based upon our estimates of when we believe the earnings per share targets may be achieved. If our estimate of the attainment of the earnings per share targets proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect our net income and net income per share. During the three months ended March 31, 2008, we revised our estimate of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $826 thousand in stock-based compensation expense in the three months ended March 31, 2008. During the three months ended March 31, 2008 and 2007, we recognized approximately $4.7 million and $6.5 million, respectively, in stock-based compensation expense. Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2008	$13,544
2009	18,056
2010	10,661
2011	6,096
2012	6,054
2013	4,214
2014	2,096

$60,721

Business Segments

Private Banks

	For the Three Months Ended March 31,
	2008	2007	Percent Change
Revenues:
Information processing and software servicing fees	$57,701	$51,389	12%
Asset management, administration & distribution fees	37,113	36,024	3%
Transaction-based and trade execution fees	12,240	10,325	19%

Total revenues	$107,054	$97,738	10%

Revenues increased $9.3 million, or 10 percent, compared to the prior year corresponding period and were primarily affected by:

•	Increased assets under management from asset funding from existing global investment management clients;

•	An increase in revenues from our GWS solution from cross sales of other services to existing clients; and

•	Increased transaction-based brokerage fees from investment processing clients.

Operating margins were 20 percent during both comparable periods. Operating income increased by $1.1 million, or six percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased non-capitalized spending for technology, infrastructure buildout, and personnel associated with the Global Wealth Platform;

•	Amortization expense related to the Global Wealth Platform; and

•	Increased direct expenses associated with higher levels of assets from existing global investment management clients and the increase in transaction-based brokerage services.

Investment Advisors

Revenues decreased $1.0 million, or two percent, compared to the prior year corresponding period and were primarily affected by:

•	A decrease in investment management fees from existing clients due to lower assets under management caused by declining capital markets over the past two quarters; and

•	A decrease in the average basis points earned on assets due to client-directed shifts to liquidity products.

Operating margins decreased to 48 percent compared to 52 percent in the same period a year ago. Operating income decreased by $3.0 million, or nine percent, compared to the prior year corresponding period and was primarily affected by:

•	Increased non-capitalized technology spending related to the Global Wealth Platform;

•	Amortization expense related to the Global Wealth Platform;

•	Increased personnel costs for our investment advisors business; and

•	Reduced scale on certain investment product offerings from the decrease in revenues.

Institutional Investors

Revenues increased $4.1 million, or nine percent, compared to the prior year corresponding period and were primarily affected by:

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by

•	Decreased assets under management caused by declining capital market conditions.

Operating margins increased to 41 percent compared to 40 percent in the same period a year ago. Operating income increased $2.1 million, or 11 percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with the increase in revenues; and

•	Increased sales compensation expenses related to sales of new business and other personnel costs for our investment management operations.

Investment Managers

Revenues increased $2.5 million, or seven percent, compared to the prior year corresponding period and were primarily affected by:

•	Asset funding from existing clients of hedge fund and separately managed accounts solutions;

•	Cash flows from new clients; partially offset by

•	Client losses.

Operating margins increased to 29 percent compared to 27 percent in the same period a year ago. Operating income increased $1.4 million, or 16 percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel and technology costs related to our hedge fund and separately managed accounts solutions.

LSV

Revenues decreased $3.9 million, or five percent, compared to the prior year corresponding period and were primarily affected by:

•	Decreased assets under management from capital market depreciation.

Our total partnership interest in LSV remained at approximately 43 percent during the three month periods ended March 31, 2008 and 2007. Operating margins remained flat at 39 percent in both periods. Operating income decreased $1.3 million, or four percent, compared to the prior year corresponding period and was primarily affected by:

•	The decrease in revenues as previously described; and

•	Increased personnel costs.

Other

Other Income and Expense Items

Other income and expense items on the accompanying Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
	2008	2007
Net loss from investments	$(24,046)	$(316)
Interest and dividend income	4,138	4,051
Interest expense	(967)	(1,261)
Minority interest	(39,829)	(40,734)

Total other income and expense items, net	$(60,704)	$(38,260)

Minority interest includes the amount owned by other shareholders in which we have a significant or controlling interest.

Net loss from investments consists of the following:

	Three Months Ended March 31,
	2008	2007
Net realized gain from sales of marketable securities	$1,066	$—
Increase (decrease) in fair value of derivative financial instruments	676	(445)
Losses from Capital Support Agreements	(25,795)	—
Other realized gains	7	129

Net loss from investments	$(24,046)	$(316)

Net realized gain from sales of marketable securities in 2008 includes gains recognized from the sale of investments in mutual funds sponsored by LSV.

Derivative financial instruments are used to minimize the price risk associated with changes in the fair value of our seed investments in new investment management programs. These derivative financial investments did not qualify for hedge accounting under current accounting rules. As a result, changes in the fair value of these derivative financial instruments were recorded in current period earnings, whereas the change in the fair value of the hedged asset is recorded in other comprehensive income. Management’s decision to enter into derivative financial instruments that do not qualify for hedge accounting may cause volatility in earnings (See Note 6 to the Consolidated Financial Statements). On March 31, 2008, the derivative financial investments reached their contractual maturity date. Gross proceeds of $733 from the maturity of the derivative investments were received in April 2008. We no longer own any derivative financial instruments to minimize the price risk associated with changes in the fair value of our seed investments.

Losses from Capital Support Agreements include a non-cash charge of $25.8 million in the first quarter 2008 related to agreements that provide capital support to money market funds (See Note 7 to the Consolidated Financial Statements).

Interest income is earned based upon the amount of cash that is invested daily. The increase in interest income in the first quarter of 2008 compared to 2007 resulted from higher cash balances.

Income Taxes

Our effective tax rates were 37.1 percent and 37.2 percent for the three months ended March 31, 2008 and 2007, respectively. Our tax rate in 2008 was favorably impacted by a reduction in the effective state tax rate; however, this reduction was partially offset by the elimination of the research and development tax credit for expenditures incurred after December 31, 2007.

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$68,265	$58,709
Net cash used in investing activities	(28,826)	(29,544)
Net cash used in financing activities	(63,981)	(44,628)

Net decrease in cash and cash equivalents	(24,542)	(15,463)
Cash and cash equivalents, beginning of period	360,921	286,948

Cash and cash equivalents, end of period	$336,379	$271,485

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At March 31, 2008, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $336.4 million and the amount available under our credit facility. The credit facility agreement became effective in July, 2007 and initially provided for borrowings of up to $200.0 million. The agreement was amended in March 2008 to provide an additional $100 million in borrowings, raising the total aggregate limit to $300.0 million. The aggregate amount of the credit facility may be increased by an additional $100.0 million under certain conditions set forth in the agreement. Due to the outstanding letters of credit associated with the Capital Support Agreements (See “Money Market Fund Support” earlier in this discussion), the unrestricted amount available for working capital needs is limited to $150.0 million. The availability of the credit facility is subject to the compliance with certain covenants set forth in the agreement.

We have arrangements with three mutual funds sponsored by SEI as previously described under the section “Money Market Fund Support.” We may be required to provide capital to these mutual funds under certain conditions up to an aggregate amount of $164.0 million. In the event that capital must be provided to these mutual funds, we may, at our discretion, utilize the credit facility or contribute the required capital from unrestricted cash. However, so long as the letters of credit remain outstanding, the amount available under the credit facility will be reduced by the amount of the letters of credit. Therefore, only the remaining $150.0 million is unrestricted and may be used for other purposes as determined by management. Some of the covenants contained within the credit facility were amended as a result of the Capital Support Agreements that provide certain allowances and exemptions for transactions arising solely from the Capital Support Agreements. As of April 25, 2008, capital contributions made to the mutual funds by the Company were minimal.

Cash flows from operations increased $9.6 million in 2008 compared to 2007 due primarily to increased collections of accounts receivable in 2008 and the net change in our other working capital accounts. Increased personnel compensation payments partially offset the increase in net cash from operating activities.

Net cash used in investing activities primarily includes the capitalization of costs incurred in developing computer software and capital expenditures. In 2007, the Global Wealth Platform was placed into service. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality of the platform. The costs associated with these enhancements will be capitalized. We capitalized $12.2 million of software development costs in 2008 as compared to $17.8 million in 2007. The decrease in capitalized costs was primarily due to a higher proportion of spending related to the operation of the platform in 2008, which is not eligible for capitalization (See Note 1 to the Consolidated Financial Statements).

Capital expenditures in 2008 primarily include new computer-related equipment associated with the Global Wealth Platform. In 2007, capital expenditures also included costs related to the expansion of our corporate headquarters, which was completed in 2007. During the second quarter 2008, we intend to initiate a new expansion project at our corporate headquarters. Total costs for this project are expected to be at least $8.5 million. The project is expected to be completed in early 2009.

Net cash used in investing activities in 2008 was also impacted by the requirement to reserve $12.5 million in cash to secure our obligations as of March 31, 2008 related to the Capital Support Agreements.

Net cash used in financing activities primarily includes principal payments of our debt, the repurchase of our common stock and dividend payments. We made the final payments for the outstanding balance of our Senior Notes in 2007, which includes a principal payment of $4.0 million in the first quarter for the remaining balance of our Series A Senior Notes. Principal payments in 2008 are comprised solely of payments made by LSV Employee Group for amounts included in our debt. LSV Employee Group made principal payments of $5.2 million in 2008 and $4.1 million in 2007.

Our Board of Directors has authorized the repurchase of up to $1.5 billion worth of our common stock. Through April 25, 2008, we repurchased approximately 251.1 million shares of our common stock at a cost of $1.4 billion and had $158.8 million of authorization remaining for the purchase of our common stock under this program. We spent approximately $50.9 million during the first quarter of 2008 and $45.3 million during the first quarter of 2007 for the repurchase of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Cash dividends paid were $13.6 million or $.07 per share in the first quarter of 2008 and $11.9 million or $.06 per share in the first quarter of 2007. Our Board of Directors intends to declare future dividends on a semi-annual basis.

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

Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K in Part I, Item 1A. These risks include the following:

•	changes in capital markets that may affect our revenues and earnings;

•	product development risk;

•	liquidity issues in the subprime credit markets;

•	the performance of the funds we manage;

•	consolidation within our target markets, including consolidations between banks and other financial institutions;

•	the affect of extensive governmental regulation;

•	systems and technology risks;

•	data security risks;

•	third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;

•	operational risks associated with the processing of investment transactions;

•	risk of failure by a third-party service provider;

•	changes in, or interpretation of, accounting principles or tax rules and regulations;

•	fluctuations in foreign currency exchange rates; and

•	retention of senior management personnel.

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

Interest Rate Risk – LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $39.2 million. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal.

Price Risk – We are exposed to price risk associated with changes in the fair value of investments in marketable securities relating to the startup of new pooled investment offerings. The length of time that our funds remain invested in these new pooled investment offerings is dependent on client subscriptions. We will redeem our investments as clients subscribe to these new investment offerings. We did not enter into or hold any derivatives for trading purposes during 2008 or 2007.

Income before income taxes include gains of $676 thousand and losses of $445 thousand for the first quarters of 2008 and 2007, respectively, relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of our investments would be:

Hypothetical Change In Value
Investment
Mutual Funds	$4,041
Debt securities	3,118

$7,159

We are also exposed to price risk associated with certain agreements that provide capital support to money market funds holding senior notes issued by structured investment vehicles (See Note 7 to the Consolidated Financial Statements and “Money Market Fund Support” earlier in this discussion).

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding risk factors appears in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(e)	Our Board of Directors has authorized the repurchase of up to $1.5 billion worth of our common stock, which includes an additional authorization of $100.0 million on April 22, 2008. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended March 31, 2008 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – 31, 2008	—	—	—	$112,170,000
February 1 – 29, 2008	1,316,000	26.64	1,316,000	77,108,000
March 1 – 31, 2008	647,000	24.50	647,000	61,254,000

Total	1,963,000	25.94	1,963,000

Item 6.	Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

10.29	Capital Support Agreement, dated December 3, 2007 between SEI Investments Company and SEI Liquid Asset Trust Prime Obligation Fund.

10.29.1	First Amendment, dated February 15, 2008, to Capital Support Agreement, dated December 3, 2007 between SEI Investments Company and SEI Liquid Asset Trust Prime Obligation Fund.

10.29.2	Second Amendment, dated March 5, 2008, to Capital Support Agreement, dated December 3, 2007 between SEI Investments Company and SEI Liquid Asset Trust Prime Obligation Fund.

10.29.3	Third Amendment, dated March 10, 2008, to Capital Support Agreement, dated December 3, 2007 between SEI Investments Company and SEI Liquid Asset Trust Prime Obligation Fund.

10.29.4	Fourth Amendment, dated March 24, 2008, to Capital Support Agreement, dated December 3, 2007 between SEI Investments Company and SEI Liquid Asset Trust Prime Obligation Fund.

10.29.5	Fifth Amendment, dated March 26, 2008, to Capital Support Agreement, dated December 3, 2007 between SEI Investments Company and SEI Liquid Asset Trust Prime Obligation Fund.

10.29.6	Sixth Amendment, dated March 31, 2008, to Capital Support Agreement, dated December 3, 2007 between SEI Investments Company and SEI Liquid Asset Trust Prime Obligation Fund.

10.29.7	Seventh Amendment, dated April 17, 2008, to Capital Support Agreement, dated December 3, 2007 between SEI Investments Company and SEI Liquid Asset Trust Prime Obligation Fund.

10.30	Letter of Credit, dated December 3, 2007 in favor of SEI Liquid Asset Trust Prime Obligation Fund.

10.31	Letter of Credit, dated February 14, 2008 in favor of SEI Liquid Asset Trust Prime Obligation Fund.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date: May 2, 2008	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer