Form 10-Q
period 2008-06-30
SEI INVESTMENTS CO
filed 2008-07-31
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 30, 2008: 191,546,295 shares of common stock, par value $.01 per share.

(Cover page 1 of 1)

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	June 30, 2008	December 31, 2007
Assets

Current Assets:

Cash and cash equivalents	$320,385	$360,921
Restricted cash	26,822	10,250
Receivables from regulated investment companies	38,129	38,198
Receivables, net of allowance for doubtful accounts of $2,747 and $3,032 (Note 4)	237,363	236,911
Deferred income taxes	40,016	17,310
Securities owned	11,987	16,777
Other current assets	14,547	14,567

Total Current Assets	689,249	694,934

Property and Equipment, net of accumulated depreciation and amortization of $136,029 and $126,591 (Note 4)	141,775	143,516

Capitalized Software, net of accumulated amortization of $43,349 and $34,915	248,939	231,684

Investments Available for Sale	75,069	77,169

Goodwill (Notes 2 and 3)	22,842	22,842

Intangible Assets, net of accumulated amortization of $19,693 and $15,864 (Notes 2 and 3)	56,348	60,177

Other Assets	18,260	22,043

Total Assets	$1,252,482	$1,252,365

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	June 30, 2008	December 31, 2007
Liabilities and Shareholders’ Equity

Current Liabilities:

Current portion of long-term debt	$7,600	$8,000
Accounts payable	11,235	8,690
Payable to regulated investment companies	667	601
Accrued liabilities (Note 4)	132,584	186,902
Capital Support Agreements (Note 7)	78,218	25,122
Deferred revenue	411	1,052

Total Current Liabilities	230,715	230,367

Long-term Debt	33,819	43,971

Deferred Income Taxes	77,869	73,600

Minority Interest	133,901	136,149

Other Long-term Liabilities (Note 11)	12,623	11,895

Commitments and Contingencies
Shareholders’ Equity:
Common stock, $.01 par value, 750,000 shares authorized; 191,575 and 194,375 shares issued and outstanding	1,916	1,944
Capital in excess of par value	466,030	445,474
Retained earnings	290,282	298,975
Accumulated other comprehensive income, net	5,327	9,990

Total Shareholders’ Equity	763,555	756,383

Total Liabilities and Shareholders’ Equity	$1,252,482	$1,252,365

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
		2008		2007
Revenues:
Asset management, administration and distribution fees		$260,931		$276,653
Information processing and software servicing fees		57,088		55,414
Transaction-based and trade execution fees		11,504		11,191

Total revenues		329,523		343,258

Expenses:
Commissions and fees		43,045		43,036
Compensation, benefits and other personnel		83,529		88,552
Consulting, outsourcing and professional fees		26,611		22,617
Data processing and computer related		11,229		10,227
Facilities, supplies and other costs		18,417		17,700
Depreciation and amortization		11,498		7,451

Total expenses		194,329		189,583

Income from operations		135,194		153,675

Net loss from investments		(27,294)		(997)
Interest and dividend income		3,223		4,882
Interest expense		(808)		(1,168)
Minority interest		(36,930)		(47,242)
Other		—		2,952

Net income before income taxes		73,385		112,102
Income taxes		27,221		42,601

Net income		46,164		69,501

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		(62)		2,491
Unrealized holding loss on investments:
Unrealized holding losses during the period net of income tax benefit (expense) of $454 and $(4)	(766)		(35)
Less: reclassification adjustment for gains realized in net income, net of income tax expense of $0 and $2	—	(766)	(2)	(37)

Other comprehensive (loss) income		(828)		2,454

Comprehensive income		$45,336		$71,955

Basic earnings per common share		$.24		$.35

Diluted earnings per common share		$.24		$.34

Dividends declared per common share		$.08		$.07

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,
		2008		2007
Revenues:
Asset management, administration and distribution fees		$520,990		$533,051
Information processing and software servicing fees		117,227		109,646
Transaction-based and trade execution fees		25,214		23,286

Total revenues		663,431		665,983

Expenses:
Commissions and fees		88,340		85,673
Compensation, benefits and other personnel		167,421		172,830
Consulting, outsourcing and professional fees		53,368		43,496
Data processing and computer related		21,777		20,994
Facilities, supplies and other costs		35,802		35,260
Depreciation and amortization		23,018		14,876

Total expenses		389,726		373,129

Income from operations		273,705		292,854

Net loss from investments		(51,340)		(1,313)
Interest and dividend income		7,361		8,933
Interest expense		(1,775)		(2,429)
Minority interest		(76,759)		(87,976)
Other		—		2,952

Net income before income taxes		151,192		213,021
Income taxes		56,082		80,143

Net income		95,110		132,878

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		(2,984)		2,325
Unrealized holding (loss) gain on investments:
Unrealized holding (losses) gains during the period net of income tax benefit (expense) of $588 and $(372)	(1,008)		426
Less: reclassification adjustment for gains realized in net income, net of income tax expense of $395 and $2	(671)	(1,679)	(2)	424

Other comprehensive (loss) income		(4,663)		2,749

Comprehensive income		$90,447		$135,627

Basic earnings per common share		$.49		$.67

Diluted earnings per common share		$.48		$.65

Dividends declared per common share		$.08		$.07

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$95,110	$132,878
Adjustments to reconcile net income to net cash provided by operating activities	17,588	572

Net cash provided by operating activities	112,698	133,450

Cash flows from investing activities:
Additions to restricted cash	(16,572)	—
Additions to property and equipment	(8,959)	(15,192)
Additions to capitalized software	(25,949)	(35,662)
Purchase of marketable securities	(16,935)	(17,788)
Sale of marketable securities	10,049	11,130
Maturities of marketable securities	17,000	—
Cash received from sale of joint venture	—	3,116
Other	—	(224)

Net cash used in investing activities	(41,366)	(54,620)

Cash flows from financing activities:
Payments on long-term debt	(10,552)	(13,016)
Purchase and retirement of common stock	(91,601)	(124,694)
Proceeds from issuance of common stock	15,044	29,787
Tax benefit on stock options exercised	4,183	14,120
Payment of dividends	(28,942)	(25,683)

Net cash used in financing activities	(111,868)	(119,486)

Net decrease in cash and cash equivalents	(40,536)	(40,656)

Cash and cash equivalents, beginning of period	360,921	286,948

Cash and cash equivalents, end of period	$320,385	$246,292

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(all figures are in thousands except per share data)

Note 1.	Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Company as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six month periods ended June 30, 2008 and 2007. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Except as disclosed herein, there have been no significant changes in significant accounting policies during the six months ended June 30, 2008 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents includes $167,092 and $185,536 at June 30, 2008 and December 31, 2007, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.

Restricted Cash

Restricted cash at June 30, 2008 and December 31, 2007 includes $11,000 and $10,000, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers and $250 segregated for regulatory purposes related to trade-execution services conducted by our subsidiary located in the

United Kingdom. Restricted cash at June 30, 2008 also includes $15,572 segregated for the benefit of certain SEI-sponsored money market mutual funds according to the provisions of the Capital Support Agreements (See Note 7).

Capitalized Software

The Company capitalized $25,949 and $35,662 of software development costs during the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 13.8 years. Amortization expense related to capitalized software was $8,434 and $1,522 during the six months ended June 30, 2008 and 2007, respectively.

The Company placed the initial version of the Global Wealth Platform into service in July 2007. Enhancements to expand the functionality of the platform were implemented in October 2007 and April 2008. The total amount of capitalized software development costs related to the platform placed into service and being amortized as of June 30, 2008 was $219,775. The Global Wealth Platform has an estimated useful life of 15 years. Amortization expense related to the platform during the six months ended June 30, 2008 was $7,308.

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

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 becomes effective for all nonfinancial assets and liabilities for periods beginning after November 15, 2008, which will be the Company’s first quarter of fiscal 2009. The Company has adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 5 for information on related disclosures regarding fair value measurements.

Earnings per Share

The calculations of basic and diluted earnings per share for the three months ended June 30, 2008 and 2007 are:

	For the Three Month Period Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$46,164	192,187	$.24

Dilutive effect of stock options	—	3,805

Diluted earnings per common share	$46,164	195,992	$.24

	For the Three Month Period Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$69,501	197,314	$.35

Dilutive effect of stock options	—	6,290

Diluted earnings per common share	$69,501	203,604	$.34

Employee stock options to purchase 9,256,000 and 3,513,000 shares of common stock, with an average exercise price of $27.58 and $29.64, were outstanding during the three month periods ended June 30, 2008 and 2007, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

The calculations of basic and diluted earnings per share for the six months ended June 30, 2008 and 2007 are:

	For the Six Month Period Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$95,110	192,908	$.49

Dilutive effect of stock options	—	4,194

Diluted earnings per common share	$95,110	197,102	$.48

	For the Six Month Period Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$132,878	197,614	$.67

Dilutive effect of stock options	—	6,539

Diluted earnings per common share	$132,878	204,153	$.65

Employee stock options to purchase 5,911,000 and 3,563,000 shares of common stock, with an average exercise price of $30.79 and $29.58, were outstanding during the six month periods ended June 30, 2008 and 2007, respectively, but not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive.

Comprehensive Income

Accumulated other comprehensive income consist of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income
Beginning balance (Dec. 31, 2007)	$9,174	$816	$9,990
Current period change	(2,984)	(1,679)	(4,663)

Ending balance (June 30, 2008)	$6,190	$(863)	$5,327

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2008	2007
Net income	$95,110	$132,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,018	14,876
Undistributed earnings of minority interests	76,759	87,976
Payments to partners of LSV	(75,719)	(68,982)
Stock-based compensation	9,210	13,458
Gain on sale of joint venture	—	(2,952)
Provision for losses on receivables	(285)	(120)
Deferred income tax expense	(17,454)	7,865
Net realized (gains) losses on investments	(1,756)	1,313
Change in other long-term liabilities	728	11,619
Other	(5,947)	(860)
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	69	(530)
Receivables	(634)	(27,716)
Other current assets	20	(898)
Increase (decrease) in
Accounts payable	2,545	(95)
Capital Support Agreements	53,096	—
Payable to regulated investment companies	66	(258)
Accrued liabilities	(45,487)	(33,879)
Deferred revenue	(641)	(245)

Total adjustments	17,588	572
Net cash provided by operating activities	$112,698	$133,450

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

In April 2008, the FASB issued FASB Staff Position 142-3 (FSP 142-3), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” The intent of this new guidance is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting pronouncements. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

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

Pursuant to the terms and conditions of the Guaranty Agreement, the Company provided an unsecured guaranty to the lenders of all obligations of LSV Employee Group under the Credit Agreement. In the event of default by LSV Employee Group, the lenders have the right to seek payment from the Company of all obligations of LSV Employee Group under the Credit Agreement. As recourse for such payment, the Company will be subrogated to the rights of the lenders under the Credit Agreement and the Guaranty Agreement, including the security interest in the pledged interests transferred to LSV Employee Group.

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

The Company determined that $72,220 of the $92,000 purchase price related to identifiable intangible assets and the remaining $19,780 was goodwill. The identifiable intangible assets have an estimated life of ten years and are amortized on a straight-line basis. The Company recognized $3,611 in amortization expense during the six months ended June 30, 2008 and 2007, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statement of Operations. Amortization expense recognized in the Consolidated Statement of Operations associated with the assets of LSV Employee Group was eliminated through Minority interest and had no impact on net income.

	June 30, 2008	December 31, 2007
Intangible asset, at cost	$72,220	$72,220
Accumulated amortization	(18,055)	(14,444)

Net book value	$54,165	$57,776

LSV Employee Group Term Loan

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from LaSalle Bank National Association and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan was $82,800. The principal amount and interest of the term loan are paid in quarterly installments. The total outstanding principal balance of the term loan must be paid in full by January 2011. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. As of June 30, 2008, the remaining unpaid principal balance of the term loan was $41,419, of which $7,600 is classified as current and included in Current portion of long-term debt and the remaining $33,819 is included in Long-term debt on the accompanying Consolidated Balance Sheets. LSV Employee Group made principal payments of $10,552 and $9,016 during the six months ended June 30, 2008 and 2007, respectively. Interest expense for the six months ended June 30, 2008 and 2007 on the Consolidated Statements of Operations includes $1,264 and $2,039, respectively, in interest costs associated with the borrowings of LSV Employee Group which was eliminated through Minority interest and had no impact on net income.

LSV Employee Group made a principal payment of $4,643 in July 2008. The remaining unpaid principal balance of the term loan at July 31, 2008 was $36,776. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group.

The fair value of LSV Employee Group’s long-term debt is approximately $3,277 in excess of the carrying amount based upon an estimation using borrowing rates currently available for bank loans with similar terms and maturities.

LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $36,293. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal.

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

The Company identified an intangible asset related to customer contracts that met the contractual-legal criterion for recognition apart from goodwill. The fair value of the intangible asset was determined to be $3,821 with a definite life of eight and a half years. The identified intangible asset is amortized on a straight-line basis. The Company recognized $218 of amortization expense during the six months ended June 30, 2008 and 2007, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

	June 30, 2008	December 31, 2007
Intangible asset, at cost	$3,821	$3,821
Accumulated amortization	(1,638)	(1,420)

Net book value	$2,183	$2,401

Note 4.	Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

June 30, 2008	December 31, 2007
Trade receivables	$58,357	$49,852
Fees earned, not billed	178,944	186,157
Other receivables	2,809	3,934

	240,110	239,943
Less: Allowance for doubtful accounts	(2,747)	(3,032)

	$237,363	$236,911

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2008	December 31, 2007
Buildings	$128,481	$128,296
Equipment	63,395	62,272
Land	9,690	9,548
Purchased software	49,021	43,580
Furniture and fixtures	19,305	19,603
Leasehold improvements	6,381	6,357
Construction in progress	1,531	451

	277,804	270,107
Less: Accumulated depreciation and amortization	(136,029)	(126,591)

Property and Equipment, net	$141,775	$143,516

The Company recognized $10,653 and $9,394 in depreciation and amortization expense related to property and equipment for the six months ended June 30, 2008 and 2007, respectively.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2008	December 31, 2007
Accrued compensation	$37,060	$74,509
Accrued distribution fees	15,160	16,040
Accrued consulting	11,941	11,065
Accrued sub-advisor and investment officer fees	12,952	16,026
Other accrued liabilities	55,471	69,262

Total accrued liabilities	$132,584	$186,902

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

Level 1 – Quoted prices in active markets for identical assets or liabilities without adjustment. The Company’s Level 1 assets primarily include investments in SEI-sponsored mutual funds that are quoted daily.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company’s Level 3 financial liabilities include the Capital Support Agreements which are considered derivative financial instruments (See Note 7). The Company did not have any Level 3 financial assets at June 30, 2008.

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs at June 30, 2008:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity available-for-sale securities	$40,338	$40,338	$—	$—
Fixed income available-for-sale securities	34,731	—	34,731	—
Fixed income securities owned	11,987	—	11,987	—

	$87,056	$40,338	$46,718	$—

Liabilities
Capital Support Agreements	$78,218	$—	$—	$78,218

	$78,218	$—	$—	$78,218

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to June 30, 2008:

Capital Support Agreements
Balance, January 1, 2008	$25,122
Total gains or losses (realized/unrealized):
Included in earnings	53,096
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and out of Level 3	—

Balance, June 30, 2008	$78,218

The $53,096 recognized in earnings relates to the change in fair value of the Capital Support Agreements during the six months ended June 30, 2008 (See Note 7).

Note 6.	Marketable Securities and Derivative Instruments

Investments Available for Sale

Investments available for sale of the Company’s non-broker-dealer subsidiaries consist of:

	As of June 30, 2008
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$37,486	$403	$(1,583)	$36,306
Other mutual funds	3,972	60	—	4,032
Debt securities	34,976	—	(245)	34,731

	$76,434	$463	$(1,828)	$75,069

	As of December 31, 2007
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$34,213	$306	$(935)	$33,584
LSV-sponsored mutual funds	6,781	1,608	—	8,389
Other mutual funds	4,055	62	—	4,117
Debt securities	30,823	256	—	31,079

	$75,872	$2,232	$(935)	$77,169

The net unrealized holding losses at June 30, 2008 were $863 (net of income tax benefit of $502). The net unrealized holding gains at December 31, 2007 were $816 (net of income tax expense of $481). These net unrealized gains and losses are reported as a separate component of Accumulated other comprehensive gains on the accompanying Consolidated Balance Sheets.

There were no realized gains from available-for-sale securities recognized by the Company during the three months ended June 30, 2008. During the six months ended June 30, 2008, the Company recognized gross realized gains of $1,066. Gross realized gains from available-for-sale securities during the three and six months ended June 30, 2007 were minimal. These gains are reflected in Net loss from investments on the accompanying Consolidated Statements of Operations. There were no realized losses recognized during the six months ended June 30, 2008 and 2007.

The Company has investments in two SEI-sponsored mutual funds that are in an unrealized loss position for a period of less than one year. These mutual funds primarily invest in taxable and municipal fixed-income securities. As of June 30, 2008, the cost basis of these investments was $17,738 with a fair value of $16,165 and a gross unrealized loss of $1,573. The Company does not consider this unrealized loss as an other-than-temporary impairment because it is not a precipitous decline in market value.

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

During the three months ended June 30, 2007, the Company recognized net losses of $659 from changes in the fair value of derivative instruments. There were no gains or losses recognized by the Company from changes in the fair value of derivative instruments during the three months ended June 30, 2008. In the six months ended June 30, 2008 and 2007, the Company recognized net gains (losses) of $676 and $(1,104), respectively, from derivative instruments. These gains and losses are reflected in Net loss from investments on the accompanying Consolidated Statements of Operations.

The Company’s debt securities are investments in U.S. government agency securities purchased to satisfy applicable regulatory requirements of SEI Private Trust Company (SPTC). The securities have maturity dates which range from 2033 to 2037.

Securities Owned

At December 31, 2007, the Company’s broker-dealer subsidiary, SIDCO, had investments in U.S. Treasury securities reflected as Securities owned on the accompanying Consolidated Balance Sheet. During the three months ended June 30, 2008, the Company received proceeds of $17,000 from the maturity of these investments and purchased $11,965 of zero-coupon U.S. Treasury securities scheduled to mature in December 2008. These securities had a fair value of $11,987 at June 30, 2008. Due to specialized accounting practices applicable to investments by broker-dealers, the securities held by SIDCO at December 31, 2007 and June 30, 2008 are reported at fair value and changes in fair value are recorded in current period earnings.

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

In October 2007, S&P advised the Company that it would place any mutual fund that had an AAA rating and owned certain SIVs on credit watch with negative implications unless the fund was provided credit support having an A-1 short-term rating by S&P. Although the Company was not obligated to provide the credit support required by S&P, in order to avoid a credit watch by S&P on the SDIT PO Fund, and to address the needs of customers who require an S&P AAA rating of the SDIT PO Fund, the Company entered into the Capital Support Agreement to satisfy S&P’s requirement. The Company entered into similar agreements with the SDIT MM and SLAT PO Funds.

As of December 31, 2007, the aggregate limit of the Company’s capital support commitments to the Funds according to the Capital Support Agreements was $130,500. During the six months ended June 30, 2008, certain SIVs within the Funds suffered either a technical default or substantial price devaluation, triggering ratings downgrades from the principal rating agencies. As a result, the carrying value of these securities in the Funds was reduced as well. In addition, S&P required an increase in the capital support commitment for the SDIT PO Fund to maintain the Fund’s credit rating. As a result of these events, the Company amended the Capital Support Agreements with the SDIT PO Fund and the SLAT PO Fund to provide additional support.

As of June 30, 2008, the Company is committed to provide capital to the Funds, subject to the aggregate limit of $150,000 in the case of the SDIT PO Fund, $3,000 in the case of the SDIT MM Fund, and $12,500 in the case of the SLAT PO Fund, if the Fund realizes payments or sales proceeds from specified SIV securities held by the Fund which are less than the amortized cost of the SIV securities. Upon the ultimate sale or other disposition of a SIV security, the amount of capital that the Company is required to contribute to a Fund would be the least of the following amounts: (i) the amount, if any, by which the amortized cost of the SIV security exceeds the amount realized from the sale or other disposition of the SIV security; (ii) the amount, if any, necessary to restore the net asset value per share of the Fund to $0.9950 (or in the case of the SDIT PO Fund, so long as the SDIT PO Fund is rated AAA by S&P, $0.9975), or (iii) the remaining amount of the aggregate limit of the Capital Support Agreement applicable to the Fund, taking into account all prior contributions.

The Company secured $150,000 of the obligations under the Capital Support Agreements through letters of credit of a third party bank rated A-1 by S&P. The letters of credit were issued under the Company’s existing credit facility (See Note 8). The remaining $15,500 of the obligations was secured through segregated bank accounts. The Capital Support Agreements and the letters of credit have a term of one year and are scheduled to expire in November and December 2008.

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

In connection with the Capital Support Agreements, the Company recorded an expense for $53,096 for the six months ended June 30, 2008, which is reflected in Net loss from investments on the accompanying Consolidated Statements of Operations. As of June 30, 2008, the aggregate obligation that the Company has recorded in connection with the Capital Support Agreements is $78,218, but the Company has not been required to pay such amount because the Funds have not realized any material losses from the ultimate sale or disposition of the SIV securities. Cash payments made under the Capital Support Agreements as of June 30, 2008 were minimal. At June 30, 2008, the aggregate par value of the SIVs covered by the Capital Support Agreements on the books of the three Funds was $484,057. At June 30, 2008, the aggregate market value of the SIVs covered by the Capital Support Agreements on the books of the three Funds was $385,966.

On July 17, 2008, a significant SIV holding in SIV Portfolio PLC (formerly Cheyne Finance PLC) with an aggregate par value across the three Funds of $230,053 and market value on the books of the Funds of $151,835, or 66 percent of par value, was restructured. An opportunity was provided through the restructuring to liquidate the holdings for cash of approximately $117,327, or 51 percent of par value, including distributable cash in SIV Portfolio PLC. The Funds decided not to liquidate the holdings due to an assessment that the liquidation value understated the ultimate value of the underlying collateral.

In July 2008, the Company amended the Capital Support Agreement with the SLAT PO Fund to increase the maximum capital support amount by an additional $7,500. This additional capital support commitment is backed by a segregated bank account. As of July 30, 2008, the aggregate limit of the Company’s required capital support commitments to the Funds was $173,000.

As of July 30, 2008, the amount which would be accrued for the Company’s contribution obligations under the Capital Support Agreements based on that day’s market value of the portfolio assets of the Funds, including the SIVs covered by the Capital Support Agreements, was $98,658. Based upon the valuation and assuming no other changes in the portfolio assets through September 30, 2008, an additional non-cash expense of $20,441 would be recorded in the three months ended September 30, 2008.

The Company has determined that the Capital Support Agreements are derivative contracts. The fair value of the contracts was determined using a valuation model for credit default swaps. The fair value of the derivative contracts approximates the value of the Company’s actual obligation at June 30, 2008. The Company will adjust the value of the Capital Support Agreements quarterly. In the event the Company is not required to make any payments to the Funds, or values increase, such expense may be reversed in a subsequent period.

The Company’s future obligation under the Capital Support Agreements is affected by a number of factors including, but not limited to, prevailing conditions in the credit markets as they impact the value of money market instruments, including the liquidity of SIV securities, the creditworthiness of the SIV securities and the overall asset levels of the Funds. Changes in the net asset value of the Funds are dependent upon net investments or redemptions in the Fund and the net asset value of the portfolio assets of the Funds. Changes in these amounts, including changes in portfolio assets resulting from mark-to-market adjustments, will affect the per share net asset value of the Funds. The value of the SIV securities is derived from current market prices or, in the event no market price exists, is determined in accordance with the Funds’ fair valuation procedures.

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

Letters of credit of a third party bank to secure $150,000 of obligations of the Company under the Capital Support Agreements were issued under the Credit Facility in order to satisfy a major rating agency’s requirement that the Funds have credit support having an A-1 short-term rating (See Note 7). The letters of credit have a term of one year and contain a fronting fee of 0.125 percent per annum on the face amount of each letter of credit which is payable quarterly in arrears. In addition, a participation fee of 0.45 percent is payable quarterly in arrears on the face amount of each letter of credit. The participation fee may increase if the Company’s leverage ratio reaches certain levels. As the letters of credit remain outstanding, the amount available under the Credit Facility will be reduced by the face amount of the letters of credit. Therefore, $150,000 of the Credit Facility is committed and only the remaining $150,000 is unrestricted and may be used for other purposes as determined by the Company. Certain provisions and terms of the Credit Facility were amended that provide for a waiver of any breach to various covenants. The Company had no borrowings under the Credit Facility and was in compliance with all covenants at June 30, 2008.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the six months ended June 30, 2008.

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

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three month periods ended June 30, 2008 and 2007, respectively, as follows:

	Three Months Ended June 30,
	2008	2007
Stock-based compensation expense	$4,527	$6,941
Less: Deferred tax benefit	(1,124)	(1,717)

Stock-based compensation expense, net of tax	$3,403	$5,224

Basic and diluted earnings per share	$.02	$.03

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the six month periods ended June 30, 2008 and 2007, respectively, as follows:

	Six Months Ended June 30,
	2008	2007
Stock-based compensation expense	$9,210	$13,458
Less: Deferred tax benefit	(2,702)	(4,041)

Stock-based compensation expense, net of tax	$6,508	$9,417

Basic and diluted earnings per share	$.03	$.05

As of June 30, 2008, there was approximately $56,210 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2008	$9,010
2009	18,019
2010	10,689
2011	6,104
2012	6,062
2013	4,222
2014	2,104

$56,210

During the six months ended June 30, 2008, the Company revised its estimate of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $1,789 in stock-based compensation expense in the six months ended June 30, 2008.

During the three month period ended June 30, 2007, the Company accelerated the recognition of $580 in stock-based compensation expense due to a change in management’s estimate of when certain vesting targets are expected to be achieved.

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $12,319 and $40,158, respectively. The total options outstanding as of June 30, 2008 and 2007 was 26,089,000 and 26,725,000, respectively.

Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,528,365. Through June 30, 2008, a total of 252,922,000 shares at an aggregate cost of $1,412,572 have been purchased and retired. The Company purchased 3,898,000 shares at a total cost of $96,377 during the six months ended June 30, 2008.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Cash Dividend

On May 20, 2008, the Board of Directors declared a cash dividend of $.08 per share on the Company’s common stock, which was paid on June 20, 2008, to shareholders of record on June 17, 2008.

Cash dividends declared during the six month periods ended June 30, 2008 and 2007 were $15,339 and $13,806, respectively.

Note 10.	Business Segment Information

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2008 and 2007. Management evaluates Company assets on a consolidated basis during interim periods.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended June 30, 2008 and 2007.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended June 30, 2008
Revenues	$103,602	$61,848	$51,300	$37,307	$1,864	$73,602	$329,523
Expenses (1)	85,367	31,551	29,328	25,012	4,147	45,840	221,245

Operating profit (loss)	$18,235	$30,297	$21,972	$12,295	$(2,283)	$27,762	$108,278
Profit margin	18%	49%	43%	33%	N/A	38%	33%

(1)	LSV includes $38,072 of minority interest of the other partners of LSV.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended June 30, 2007
Revenues	$100,090	$65,446	$48,911	$35,293	$1,836	$91,682	$343,258
Expenses (2)	80,829	30,919	30,181	24,302	4,725	56,262	227,218

Operating profit (loss)	$19,261	$34,527	$18,730	$10,991	$(2,889)	$35,420	$116,040
Profit margin	19%	53%	38%	31%	N/A	39%	34%

(2)	LSV includes $48,861 of minority interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the quarters ended June 30, 2008 and 2007 is as follows:

	2008	2007
Total operating profit from segments above	$108,278	$116,040
Corporate overhead expenses	(10,347)	(10,578)
Minority interest reflected in segments	39,082	50,033
LSV Employee Group (1)	(1,819)	(1,820)

Income from operations	$135,194	$153,675

(1)	For the three months ended June 30, 2008 and 2007, includes $1,806 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the three months ended June 30, 2008 and 2007 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2008	2007	2008	2007
Private Banks	$11,325	$15,435	$6,514	$3,619
Investment Advisors	3,904	5,504	1,641	770
Institutional Investors	727	1,153	442	366
Investment Managers	817	1,374	561	409
Investments in New Businesses	222	267	109	84
LSV	—	583	205	191

Total from business segments	$16,995	$24,316	$9,472	$5,439
LSV Employee Group	—	—	1,820	1,820
Corporate Overhead	211	348	206	192

	$17,206	$24,664	$11,498	$7,451

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the six months ended June 30, 2008 and 2007.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Six Month Period Ended June 30, 2008
Revenues	$210,656	$122,367	$101,989	$73,800	$3,698	$150,921	$663,431
Expenses (3)	171,534	62,927	59,468	50,976	8,799	93,196	446,900

Operating profit (loss)	$39,122	$59,440	$42,521	$22,824	$(5,101)	$57,725	$216,531
Profit margin	19%	49%	42%	31%	N/A	38%	33%

(3)	LSV includes $79,310 of minority interest of the other partners of LSV.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Six Month Period Ended June 30, 2007
Revenues	$197,828	$127,009	$95,540	$69,287	$3,466	$172,853	$665,983
Expenses (4)	158,822	60,293	58,354	49,204	9,577	106,159	442,409

Operating profit (loss)	$39,006	$66,716	$37,186	$20,083	$(6,111)	$66,694	$223,574
Profit margin	20%	53%	39%	29%	N/A	39%	34%

(4)	LSV includes $91,533 of minority interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the six month periods ended June 30, 2008 and 2007 is as follows:

	2008	2007
Total operating profit from segments above	$216,531	$223,574
Corporate overhead expenses	(20,456)	(20,705)
Minority interest reflected in segments	81,270	93,625
LSV Employee Group (2)	(3,640)	(3,640)

Income from operations	$273,705	$292,854

(2)	For the six months ended June 30, 2008 and 2007, includes $3,611 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the six months ended June 30, 2008 and 2007 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2008	2007	2008	2007
Private Banks	$22,388	$31,634	$13,087	$7,191
Investment Advisors	7,745	11,409	3,262	1,540
Institutional Investors	1,797	2,408	873	723
Investment Managers	1,929	3,040	1,113	828
Investments in New Businesses	475	563	223	168
LSV	59	986	410	403

Total from business segments	$34,393	$50,040	$18,968	$10,853
LSV Employee Group	—	—	3,641	3,640
Corporate Overhead	536	814	409	383

	$34,929	$50,854	$23,018	$14,876

Note 11.	Income Taxes

The gross liability for unrecognized tax benefits at June 30, 2008 and December 31, 2007 was $13,957 and $13,329, respectively, exclusive of interest and penalties, of which $13,408 and $12,719 would affect the effective tax rate if the Company were to recognize the tax benefit. The Company has not recognized any material changes in tax liability for unrecognized tax benefits during the six months ended June 30, 2008.

The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2008 and December 31, 2007, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $2,298 and $1,865, respectively.

	June 30, 2008	December 31, 2007
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$13,957	$13,329
Interest and penalties on unrecognized benefits	2,298	1,865

Total gross uncertain tax positions	$16,255	$15,194

Amount included in Current liabilities	$3,632	$3,299
Amount included in Other long-term liabilities	12,623	11,895

	$16,255	$15,194

The Company files income tax returns in the United States on a consolidated basis and in many U.S. state and foreign jurisdictions. The Company is subject to examination of income tax returns by the Internal Revenue Service (IRS) and other domestic and foreign tax authorities. An examination of the Company’s 2005 and 2006 tax return is currently being conducted by the IRS. The 2005 and 2006 tax income tax returns of one of the Company’s subsidiaries are under examination by a foreign tax authority. In addition, some of the prior year tax returns of the Company’s subsidiaries are being examined by certain state tax authorities.

The Company estimates it will recognize $1,515 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations. These unrecognized tax benefits are related to tax positions taken on certain federal and state tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues in the IRS and other examinations could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                                                                 (In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at June 30, 2008 and 2007, the consolidated results of operations for the three and six months ended June 30, 2008 and 2007 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of June 30, 2008, through our subsidiaries and partnerships in which we have a significant interest, we administer $420.2 billion in mutual fund and pooled assets, manage $178.2 billion in assets, and operate from more than 20 offices in over a dozen countries.

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

Financial Results

Revenues, Expenses and Income from Operations by business segment for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change			Percent Change
Revenues:	2008	2007		2008	2007
Private Banks	$103,602	$100,090	4%	$210,656	$197,828	6%
Investment Advisors	61,848	65,446	(5)%	122,367	127,009	(4)%
Institutional Investors	51,300	48,911	5%	101,989	95,540	7%
Investment Managers	37,307	35,293	6%	73,800	69,287	7%
Investments in New Businesses	1,864	1,836	2%	3,698	3,466	7%
LSV	73,602	91,682	(20)%	150,921	172,853	(13)%

Total revenues	$329,523	$343,258	(4)%	$663,431	$665,983	—
Expenses:
Private Banks	85,367	80,829	6%	171,534	158,822	8%
Investment Advisors	31,551	30,919	2%	62,927	60,293	4%
Institutional Investors	29,328	30,181	(3)%	59,468	58,354	2%
Investment Managers	25,012	24,302	3%	50,976	49,204	4%
Investments in New Businesses	4,147	4,725	(12)%	8,799	9,577	(8)%
LSV	45,840	56,262	(19)%	93,196	106,159	(12)%

Total expenses	$221,245	$227,218	(3%)	$446,900	$442,409	1%
Income from business segments:
Private Banks	18,235	19,261	(5)%	39,122	39,006	—
Investment Advisors	30,297	34,527	(12)%	59,440	66,716	(11)%
Institutional Investors	21,972	18,730	17%	42,521	37,186	14%
Investment Managers	12,295	10,991	12%	22,824	20,083	14%
Investments in New Businesses	(2,283)	(2,889)	21%	(5,101)	(6,111)	17%
LSV	27,762	35,420	(22)%	57,725	66,694	(13)%

Total income from business segments	$108,278	$116,040	(7)%	$216,531	$223,574	(3)%
Corporate overhead	(10,347)	(10,578)	(2)%	(20,456)	(20,705)	(1)%
LSV Employee Group (1)	(1,819)	(1,820)	—	(3,640)	(3,640)	—
Minority interest reflected in segments (2)	39,082	50,033	(22%)	81,270	93,625	(13)%

Income from operations	$135,194	$153,675	(12%)	$273,705	$292,854	(7)%

(1)	Primarily relates to amortization costs of identifiable intangible assets.
(2)	Includes $38,072 and $48,861 for the three months ended June 30, 2008 and 2007, respectively, and $79,310 and $91,533 for the six months ended June 30, 2008 and 2007, respectively, of minority interest of the other partners of LSV.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances (In millions)	As of June 30,		Percent Change
	2008	2007
Assets invested in equity and fixed-income programs	$152,258	$172,379	(12)%
Assets invested in collective trust fund programs	10,733	12,297	(13)%
Assets invested in liquidity funds	15,241	14,066	8%

Assets under management	178,232	198,742	(10)%
Client proprietary assets under administration	241,964	207,950	16%

Assets under management and administration	$420,196	$406,692	3%

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

Consolidated Summary

Consolidated revenues decreased $13.7 million, or four percent, to $329.5 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. For the six month period ended, revenues declined slightly to $663.4 million compared to the prior year period. Net income decreased $23.3 million, or 34 percent, to $46.2 million for the three month period and $37.8 million, or 28 percent, to $95.1 million for the six month period. Consolidated operating margins of the business segments declined to 33 percent from 34 percent in the three and six month periods. Diluted earnings per share for the three month period were $.24 per share as compared to $.34 per share a year ago, a decrease of 29 percent. In the six month period, diluted earnings per share decreased to $.48 per share as compared to $.65 per share a year ago, a decrease of 26 percent.

In our opinion, the following items had a significant impact on our financial results for the three and six month periods ended June 30, 2008 and 2007:

•

Revenues from asset-based fees across all our business segments were negatively affected by the continued weakness in the capital markets, particularly in the LSV and Investment Advisors segments. The capital market conditions decreased the value of assets we manage or administer for our existing clients, resulting in decreased base revenues in the segments.

•

The declining capital markets had a significant negative impact on the revenue and profits of LSV. Revenues earned by LSV were $150.9 million in the six months ended June 30, 2008 compared to $172.8 million in the prior year comparable period, a decrease of $21.9 million or 13 percent. Our proportionate share in the earnings of LSV in the six month period of 2008 was $57.7 million compared to $66.7 million for the same period in 2007, a decrease of $9.0 million or 13 percent.

•

Revenue growth in the Private Banks business segment was primarily driven by increased investment processing fees from our Global Wealth Technology Services (GWTS) and Global Wealth Services (GWS) solutions and cross sales of other services to existing clients.

•	Our Institutional Investors and Investment Managers business segments recorded increased revenues and profits from sales of new business.

•

We recorded a non-cash charge of $27.3 million (or $.09 diluted earnings per share) and $53.1 million (or $.17 diluted earnings per share) in the three and six months ended June 30, 2008, respectively, related to agreements that provide capital support to money market funds holding investments that are exposed to liquidity and credit risk (See Note 7 to the Consolidated Financial Statements). These support agreements are described in greater detail under the caption “Money Market Fund Support” later in this discussion.

•

We recognized an additional $7.1 million in amortization expense during the six months ended June 30, 2008 due to the initial release of the Global Wealth Platform, which was placed into service in July 2007. The amortization expense was primarily recognized in the Private Banks and Investment Advisors business segments. We capitalized $25.9 million in the six months ended June 30, 2008 as compared to $35.7 million in the comparable period of 2007 as a larger portion of our costs were incurred from consulting, maintenance and support for the operation of the platform. Capitalized costs in 2008 were for enhancements and upgrades to expand the functionality of the Global Wealth Platform. We will continue to incur significant development costs for these enhancements and upgrades. Our intention is to implement enhancements and upgrades into the platform through a series of releases. The capitalized costs associated with these releases will be amortized over the remaining useful life of the platform.

•	We continued our stock repurchase program during 2008 and purchased approximately 3,898,000 shares at an average price of approximately $25 per share in the six month period.

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

As of December 31, 2007, the aggregate limit of our required capital contributions to the Funds according to the Capital Support Agreements was $130.5 million. During the six months ended June 30, 2008, certain structured investment vehicles (SIV or SIVs) within the Funds suffered either a technical default or substantial price devaluation, triggering ratings downgrades from the principal rating agencies. As a result, the carrying value of these securities in the Funds was reduced as well. In addition, Standard & Poor’s required the posting of additional capital support for the SDIT PO Fund to maintain the Fund’s credit rating. As a result of these events, we amended the Capital Support Agreements with two of the Funds to provide additional capital support so that the new aggregate limit as of June 30, 2008 was $165.5 million. Of the new aggregate limit, we secured $150.0 million by our credit facility through letters of credit of a third party bank and secured the remaining $15.5 million through segregated bank accounts. We also amended our credit facility to increase the aggregate amount available for borrowings by $100.0 million to $300.0 million (See Note 8 to the Consolidated Financial Statements for more information related to the letters of credit and credit facility). As of June 30, 2008, the amount of our credit facility that is unrestricted and may be used for general purposes was $150.0 million.

In connection with the Capital Support Agreements, we recorded an expense for $53.1 million for the six months ended June 30, 2008, which is reflected in Net loss from investments on the Consolidated Statements of Operations of the accompanying Consolidated Financial Statements. As of June 30, 2008, the aggregate amount of our obligation recorded in connection with the Capital Support Agreements was $78.2 million, but this amount was not required to be paid since the Funds have not realized any material losses from the ultimate sale or disposition of the SIV securities. Cash payments made under the Capital Support Agreements as of June 30, 2008 were minimal. At June 30, 2008, the aggregate par value and market value of the SIVs covered by the Capital Support Agreements on the books of the three Funds was $484.1 million and $386.0 million, respectively. Included in these amounts is a significant SIV holding in SIV Portfolio PLC (formerly Cheyne Finance PLC) with an aggregate par value across the three Funds of $230.1 million and a market value on the books of the Funds of $161.0 million, or 70 percent of par value.

On July 17, 2008, the SIV holding in SIV Portfolio PLC had an aggregate par value across the three Funds of $230.1 million and market value on the books of the Funds of $151.8 million, or 66 percent of par value. On this date, the SIV holding in SIV Portfolio PLC was restructured and an opportunity was provided to liquidate the holdings for cash of approximately $117.3 million, or 51 percent of par value, including distributable cash in SIV Portfolio PLC. The Funds decided not to liquidate the holdings due to an assessment that the liquidation value understated the ultimate value of the underlying collateral.

In July 2008, we amended the Capital Support Agreement with the SLAT PO Fund to increase the maximum capital support amount by an additional $7.5 million. This additional capital support commitment is backed by a segregated bank account. As of July 30, 2008, the aggregate limit of our required capital support commitments to the Funds was $173.0 million.

All SIVs that remain on the books of the three Funds covered by the Capital Support Agreements at July 30, 2008 are in default. We believe that all of the defaulted SIV securities will be restructured, although we cannot predict the timing or net impact the restructuring will ultimately have on the realized value of these SIV securities. As of July 30, 2008, the amount which would be accrued for our contribution obligations under the Capital Support Agreements based on that day’s market value of the portfolio assets of the Funds, including the SIVs covered by the Capital Support Agreements, was $98.7 million. At the close of business on July 30, 2008, the aggregate par value and market value of the SIVs covered by the Capital Support Agreements on the books of the three Funds was $377.3 million and $256.6 million, respectively. This amount includes the SIV holding in SIV Portfolio PLC with an aggregate par value across the three Funds of $230.1 million and a market value on the books of the Funds of $147.2 million, or 64 percent of par value. Based upon this valuation and assuming no other changes in the portfolio assets through September 30, 2008, an additional non-cash expense of $20.4 million would be recorded in the third quarter 2008. However, if the liquidation value of 51 percent of par value as of July 17, 2008 was used to value the SIV holding in SIV Portfolio PLC on July 30, 2008, our contribution obligations under the Capital Support Agreements would increase by an additional $29.9 million for a total non-cash expense in the third quarter of $50.3 million. This additional non-cash expense in the third quarter would increase our total contribution obligation to $128.6 million. For further information regarding the portfolio assets of the Funds, the month-end holdings of each of the Funds can be viewed after the 15th day of the following month at http://www.seic.com/holdings_home.asp.

The Capital Support Agreements are considered derivative contracts in accordance with applicable accounting guidance and are categorized as Level 3 liabilities as specified by SFAS 157 (See Notes 1 and 5 to the Consolidated Financial Statements for more information related to SFAS 157). These Level 3 liabilities comprise approximately 34 percent of our total current liabilities. The fair value of the contracts was determined using a valuation model for credit default swaps. The fair value of the derivative contracts approximates the value of our actual obligation at June 30, 2008.

We believe changes in the value of the portfolio assets of the Funds and changes in the value of the SIV securities are the two most volatile factors affecting our obligation. These factors can cause our obligation to fluctuate on a daily basis. The following discussion, based on actual values as of July 30, 2008, is included to give an indication of the impact of movements in the value of the portfolio assets of the Funds and changes in the price of the SIV securities on our obligation.

In the following example, we assume the value of the SIV securities remains unchanged, but the value of the portfolio assets of the Funds increases by ten percent or decreases by ten percent. A ten percent increase in the value of the portfolio assets of the Funds would cause our obligation to decrease by approximately $2.3 million. Conversely, a ten percent decrease in the value of the portfolio assets of the Funds would cause our obligation to increase by approximately $2.3 million.

In this example, we assume the value of the portfolio assets of the funds remains unchanged but the value of the SIV securities increases by one percent or decreases by one percent. A one percent increase in the value of the SIV securities would cause our obligation to decrease by approximately $2.5 million. Conversely, a one percent decrease in the value of the SIV securities would cause our obligation to increase by approximately $2.5 million.

Stock-Based Compensation

Our stock options have performance vesting conditions based on the attainment of certain earnings per share targets established at the date of grant. The first performance condition determines vesting of 50 percent of the options, and a second performance condition determines the vesting of the remaining 50 percent of the options. The performance conditions are measured annually on December 31. Options granted prior to 2006 also could vest in their entirety seven years from the date of grant. The amount of stock-based compensation expense is based upon our estimates of when we believe the earnings per share targets may be achieved. If our estimate of the attainment of the earnings per share targets proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect our net income and net income per share. During the six months ended June 30, 2008, we revised our estimate of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $1,789 in stock-based compensation expense in the six months ended June 30, 2008. During the six months ended June 30, 2008 and 2007, we recognized approximately $9.2 million and $13.5 million, respectively, in stock-based compensation expense.

Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense

Remainder of 2008	$9,010
2009	18,019
2010	10,689
2011	6,104
2012	6,062
2013	4,222
2014	2,104

$56,210

Business Segments

Private Banks

	Three Months Ended			Six Months Ended
	June 30, 2008	June 30, 2007	Percent Change	June 30, 2008	June 30, 2007	Percent Change
Revenues:
Investment processing and software servicing fees	$56,612	$53,446	6%	$114,313	$104,835	9%
Asset management, administration & distribution fees	37,024	36,887	—	74,137	72,911	2%
Transaction-based and trade execution fees	9,966	9,757	2%	22,206	20,082	11%

Total revenues	$103,602	$100,090	4%	$210,656	$197,828	6%

Revenues increased $3.5 million, or four percent, in the three month period and $12.8 million, or six percent, in the six month period ended June 30, 2008 compared to the prior year corresponding period and were primarily affected by:

•	An increase in revenues from our GWS solution from cross sales of other services to existing clients; and

•	An increase in revenue from our GWTS solution relating to client acquisitions and mergers with existing clients and cross sales of other services to existing clients.

Operating margins declined to 18 percent, as compared to 19 percent in the three month period and to 19 percent, as compared to 20 percent in the six month period. Operating income decreased $1.0 million, or five percent, in the three month period and increased slightly in the six month period and was primarily affected by:

•	An increase in revenues; offset by

•	Increased non-capitalized spending for technology, infrastructure buildout, and personnel associated with the Global Wealth Platform;

•	Amortization expense related to the Global Wealth Platform; and

•	Increased direct expenses associated with higher levels of assets from existing global investment management clients.

Investment Advisors

Revenues decreased $3.6 million, or five percent, in the three month period and $4.6 million, or four percent, in the six month period ended June 30, 2008 and were primarily affected by:

•	A decrease in investment management fees from existing clients due to lower assets under management caused by declining capital markets.

Operating margins decreased to 49 percent, as compared to 53 percent in the three and six month periods. Operating income decreased by $4.2 million, or 12 percent, in the three month period, and $7.3 million, or 11 percent, in the six month period and was primarily affected by:

•	A decrease in revenues;

•	Increased non-capitalized technology spending related to the Global Wealth Platform;

•	Amortization expense related to the Global Wealth Platform; partially offset by

•	Decreased personnel costs for our investment management operations.

Institutional Investors

Revenues increased $2.4 million, or five percent, in the three month period and $6.4 million, or seven percent, in the six month period ended June 30, 2008 and were primarily affected by:

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by

•	Decreased assets under management caused by declining capital market conditions.

Operating margins increased to 43 percent, as compared to 38 percent in the three month period and increased to 42 percent, as compared to 39 percent in the six month period. Operating income increased $3.2 million, or 17 percent, in the three month period and $5.3 million, or 14 percent, in the six month period and was primarily affected by:

•	An increase in revenues;

•	Decreased personnel costs for our investment management operations; partially offset by

•	Increased direct expenses associated with the increase in revenues; and

•	Increased promotion and personnel costs, mainly sales compensation expenses, related to sales of new business.

Investment Managers

Revenues increased $2.0 million, or six percent, in the three month period and $4.5 million, or seven percent, in the six month period ended June 30, 2008 and were primarily affected by:

•	Asset funding from existing clients of hedge fund and separately managed accounts solutions;

•	Cash flows from new clients; partially offset by

•	Client losses.

Operating margins increased to 33 percent, as compared to 31 percent in the three month period and to 31 percent, as compared to 29 percent in the six month period. Operating income increased $1.3 million, or 12 percent, in the three month period, and $2.7 million, or 14 percent in the six month period, and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel and technology costs related to our hedge fund and separately managed accounts solutions; and

•	Increased sales compensation expenses related to the sales of new business.

LSV

Revenues decreased $18.1 million, or 20 percent, in the three month period and $21.9 million, or 13 percent, in the six month period ended June 30, 2008 and were primarily affected by:

•	Decreased assets under management from capital market depreciation.

Our total partnership interest in LSV remained at approximately 43 percent during the six month periods ended June 30, 2008 and 2007. Operating margins decreased to 38 percent, as compared to 39 percent in the three month and six month periods. Operating income decreased $7.7 million, or 22 percent, in the three month period, and $9.0 million, or 13 percent in the six month period, and was primarily affected by:

•	The decrease in revenues as previously described; and

•	Increased personnel costs.

Other

Other Income and Expense Items

Other income and expense items on the accompanying Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss from investments	$(27,294)	$(997)	$(51,340)	$(1,313)
Interest and dividend income	3,223	4,882	7,361	8,933
Interest expense	(808)	(1,168)	(1,775)	(2,429)
Minority interest	(36,930)	(47,242)	(76,759)	(87,976)
Other	—	2,952	—	2,952

Total other income and expense items, net	$(61,809)	$(41,573)	$(122,513)	$(79,833)

Minority interest includes the amount owned by other shareholders in which we have a significant or controlling interest.

Net loss from investments consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net realized gain from sales of marketable securities	$—	$4	$1,066	$4
(Decrease) increase in fair value of derivative financial instruments	—	(659)	676	(1,104)
Losses from Capital Support Agreements	(27,301)	—	(53,096)	—
Other realized gains (losses)	7	(342)	14	(213)

Net loss from investments	$(27,294)	$(997)	$(51,340)	$(1,313)

Net realized gain from sales of marketable securities in 2008 includes gains recognized from the sale of investments in mutual funds sponsored by LSV.

Derivative financial instruments are used to minimize the price risk associated with changes in the fair value of our seed investments in new investment management programs. These derivative financial investments did not qualify for hedge accounting under current accounting rules. As a result, changes in the fair value of these derivative financial instruments were recorded in current period earnings, whereas the change in the fair value of the hedged asset is recorded in other comprehensive income. Management’s decision to enter into derivative financial instruments that do not qualify for hedge accounting may cause volatility in earnings. On March 31, 2008, the derivative financial investments reached their contractual maturity date. Gross proceeds of $733 from the maturity of the derivative investments were received in April 2008. We no longer own any derivative financial instruments to minimize the price risk associated with changes in the fair value of our seed investments.

Losses from Capital Support Agreements include a non-cash charge of $27.3 million and $53.1 million in the three and six months ended June 30, 2008, respectively, related to agreements that provide capital support to money market funds (See Note 7 to the Consolidated Financial Statements).

Interest income is earned based upon the amount of cash that is invested daily. The decrease in interest income in the six month period of 2008 compared to 2007 was due to a decline in interest rates and lower cash balances.

Income Taxes

Our effective tax rates were 37.1 percent and 38.0 percent for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, our effective tax rates were 37.1 percent and 37.6 percent, respectively. The decrease in our effective tax rates was primarily due to tax planning strategies associated with capital loss carryovers and foreign tax credits; however, this reduction was partially offset by the expiration of tax credits for research and development.

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$112,698	$133,450
Net cash used in investing activities	(41,366)	(54,620)
Net cash used in financing activities	(111,868)	(119,486)

Net decrease in cash and cash equivalents	(40,536)	(40,656)
Cash and cash equivalents, beginning of period	360,921	286,948

Cash and cash equivalents, end of period	$320,385	$246,292

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At June 30, 2008, our unused sources of liquidity consisted of unrestricted cash and cash equivalents of $320.4 million and the amount available under our credit facility. The credit facility agreement became effective in July, 2007 and initially provided for borrowings of up to $200.0 million. The agreement was amended in March 2008 to provide an additional $100.0 million in borrowings, raising the total aggregate limit to $300.0 million. The aggregate amount of the credit facility may be increased by an additional $100.0 million under certain conditions set forth in the agreement. Due to the outstanding letters of credit associated with the Capital Support Agreements (See “Money Market Fund Support” earlier in this discussion), the unrestricted amount available for working capital needs is limited to $150.0 million. The availability of the credit facility is subject to the compliance with certain covenants set forth in the agreement.

We have arrangements with three mutual funds sponsored by SEI as previously described under the section “Money Market Fund Support.” We may be required to provide capital to these mutual funds under certain conditions up to an aggregate amount of $173.0 million. In the event that capital must be provided to these mutual funds, we may, at our discretion, utilize the credit facility or contribute the required capital from unrestricted cash. However, so long as the letters of credit remain outstanding, the amount available under the credit facility will be reduced by the amount of the letters of credit. Therefore, only the remaining $150.0 million is unrestricted and may be used for other purposes as determined by management. Some of the covenants contained within the credit facility were amended as a result of the Capital Support Agreements that provide certain allowances and exemptions for transactions arising solely from the Capital Support Agreements. As of July 30, 2008, capital contributions made to the mutual funds by the Company were minimal.

Cash flows from operations decreased $20.8 million in 2008 compared to 2007 primarily due to the decline in net income and the net change in working capital accounts. Our working capital accounts were primarily affected by increased payments for incentive compensation in 2008 compared to 2007 and the change in deferred taxes in 2008 due to the non-cash charge related to the Capital Support Agreements.

Net cash used in investing activities includes the capitalization of costs incurred in developing computer software, purchases, sales and maturities of marketable securities, and capital expenditures. In 2007, the Global Wealth Platform was placed into service. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality of the platform. The costs associated with these enhancements will be capitalized. We capitalized $25.9 million of software development costs in 2008 as compared to $35.7 million in 2007. The decrease in capitalized costs was primarily due to a higher proportion of spending related to the operation of the platform in 2008, which is not eligible for capitalization (See Note 1 to the Consolidated Financial Statements).

We had net cash inflows of $10.1 million from sales and maturities of marketable securities in 2008 as compared to net cash outflows of $6.7 million from purchases of marketable securities in 2007. Cash inflows from marketable securities in 2008 were mainly comprised of proceeds from the maturity of U.S. Treasury securities held by SIDCO. Purchases of marketable securities in 2007 mainly comprised investments for the start-up of new investment products. Capital expenditures in 2008 primarily include new computer-related equipment associated with the Global Wealth Platform. In 2007, capital expenditures also included costs related to the expansion of our corporate headquarters, which was completed in 2007. During the second quarter 2008, we initiated a new expansion project at our corporate headquarters. Total costs for this project are expected to be at least $13.4 million. The project is expected to be completed in early 2009.

Net cash used in investing activities in 2008 was also impacted by the requirement to reserve $15.5 million in cash to secure our obligations as of June 30, 2008 related to the Capital Support Agreements.

Net cash used in financing activities primarily includes principal payments of our debt, the repurchase of our common stock and dividend payments. We made the final payments for the outstanding balance of our Senior Notes in 2007, which includes a principal payment of $4.0 million in the first quarter for the remaining balance of our Series A Senior Notes. Principal payments in 2008 are comprised solely of payments made by LSV Employee Group for amounts included in our debt. LSV Employee Group made principal payments of $10.6 million in 2008 and $9.0 million in 2007.

Our Board of Directors has authorized the repurchase of up to $1.5 billion worth of our common stock. Through July 30, 2008, we repurchased approximately 253.0 million shares of our common stock at a cost of $1.4 billion and had $113.6 million of authorization remaining for the purchase of our common stock under this program. We spent approximately $96.4 million during the first six months of 2008 and $124.7 million during the first six months of 2007 for the repurchase of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Cash dividends paid were $28.9 million or $.15 per share in the first six months of 2008 and $25.7 million or $.13 per share in the first six months of 2007. Our Board of Directors intends to declare future dividends on a semi-annual basis.

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

Interest Rate Risk - LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $36.3 million. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal.

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

Income before income taxes include gains of $676 thousand and losses of $1.1 million in the six month periods of 2008 and 2007, respectively, relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of our investments would be:

Investment	Hypothetical Change In Value
Mutual Funds	$4,034
Debt securities	3,473

$7,507

We are also exposed to price risk associated with certain agreements that provide capital support to money market funds holding senior notes issued by structured investment vehicles (See Note 7 to the Consolidated Financial Statements and “Money Market Fund Support” earlier in this discussion).

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in ensuring that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Information regarding risk factors appears in Part I—Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. The description of the risk factor regarding our exposure to liquidity issues in the subprime credit markets in our Annual Report on Form 10-K for the year ended December 31, 2007 has been modified to the following:

Liquidity issues in the subprime credit markets may affect our earnings and liquidity resources. Certain of our money market funds hold senior notes issued by structured investment vehicles which have either ceased making payments or potentially may cease making payments on its outstanding notes on the scheduled maturity dates. Because of the market conditions, we entered into support agreements to protect the shareholders of our money market funds from the liquidity risk associated with these securities. The amount of our obligation under these agreements and the corresponding charge against our earnings is dependent upon prevailing conditions in the credit markets that affect the value of money market instruments, including structured investment vehicles, on the creditworthiness of the structured investment vehicle securities and the overall asset levels of our money market funds. Additionally, in the event the fund realizes a loss from the sale or disposition of a structured investment vehicle, we would be required to pay an amount to the funds of our obligation that could negatively impact our liquidity resources.

There have been no other material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Our Board of Directors has authorized the repurchase of up to $1.5 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended June 30, 2008 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – 30, 2008	200,000	$24.12	200,000	$156,429,000
May 1 – 31, 2008	1,454,000	23.27	1,454,000	122,608,000
June 1 – 30, 2008	281,000	24.24	281,000	115,793,000

Total	1,935,000	23.50	1,935,000

Item 4.	Submission of Matters to a Vote of Security Holders

On May 20, 2008, we held our annual meeting of shareholders (the “2008 Annual Meeting”) at our corporate headquarters in Oaks, Pennsylvania. At our 2008 Annual Meeting, the shareholders voted on the matters listed below.

1. The election of three directors with a term expiring at our 2011 Annual Meeting of Shareholders:

Name of Director	Number of Votes For	Number of Votes Withheld
Sarah W. Blumenstein	139,388,808	2,312,534
Kathryn M. McCarthy	139,404,859	2,296,483
Henry H. Porter, Jr.	138,660,194	3,041,148

The terms of office of each of the following directors continued after the meeting:

William M. Doran

Richard B. Lieb

Carmen V. Romeo

Thomas W. Smith

Alfred P. West, Jr.

The Board of Directors accepted the resignation of Howard D. Ross, a director and member of the Audit Committee and the Legal and Regulatory Oversight Committee of the Board, on May 20, 2008.

2. Ratification of the appointment of PricewaterhouseCoopers LLP as independent registered public accountants to examine SEI’s consolidated financial statements for 2008:

Number of Votes For	Number of Votes Against	Number of Votes Withheld
139,660,831	881,647	220,196

Item 5.	Other Information.

(a)	On July 22, 2008, the Board of Directors of the Company amended Section 2.03 of the Bylaws of the Company to eliminate the ability of the holders of 20 percent or more of the Company’s outstanding Common Stock to call a special meeting of shareholders and to include as Section 2.12 a provision requiring advance notice of matters to be raised at a meeting of shareholders. The full text of the amended and restated By-laws of the Company is attached as Exhibit 3.2.3 to this Quarterly Report on Form 10-Q. The effective date of these amendments is July 28, 2008.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

3.2.3	Amended and Restated By-Laws.

10.5.1	Employee Stock Purchase Plan as Amended and Restated on May 20, 2008.

10.29.8	Eight Amendment, dated June 18, 2008, to Capital Support Agreement, dated December 3, 2007 between SEI Investments Company and SEI Liquid Asset Trust Prime Obligation Fund.

10.29.9	Ninth Amendment, dated July 22, 2008, to Capital Support Agreement, dated December 3, 2007 between SEI Investments Company and SEI Liquid Asset Trust Prime Obligation Fund.

10.29.10	Tenth Amendment, dated July 28, 2008, to Capital Support Agreement, dated December 3, 2007 between SEI Investments Company and SEI Liquid Asset Trust Prime Obligation Fund.

10.29.11	Eleventh Amendment, dated July 30, 2008, to Capital Support Agreement, dated December 3, 2007 between SEI Investments Company and SEI Liquid Asset Trust Prime Obligation Fund.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date: July 31, 2008	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer