Form 10-Q
period 2008-09-30
SEI INVESTMENTS CO
filed 2008-11-10
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2008: 190,589,562 shares of common stock, par value $.01 per share.

(Cover page 1 of 1)

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$345,790	$360,921
Restricted cash	34,250	10,250
Receivables from regulated investment companies	35,047	38,198
Receivables, net of allowance for doubtful accounts of $2,956 and $3,032 (Note 4)	218,729	236,911
Deferred income taxes	52,417	17,310
Securities owned	12,093	16,777
Other current assets	15,791	14,567

Total Current Assets	714,117	694,934

Property and Equipment, net of accumulated depreciation and amortization of $136,968 and $126,591 (Note 4)	150,735	143,516

Capitalized Software, net of accumulated amortization of $47,455 and $34,915	258,190	231,684

Marketable Securities (Note 6)	86,017	77,169

Goodwill (Notes 2 and 3)	22,842	22,842

Intangible Assets, net of accumulated amortization of $21,607 and $15,864 (Notes 2 and 3)	54,434	60,177

Other Assets	17,039	22,043

Total Assets	$1,303,374	$1,252,365

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	September 30, 2008	December 31, 2007
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$7,200	$8,000
Accounts payable	12,047	8,690
Payable to regulated investment companies	762	601
Accrued liabilities (Note 4)	134,462	186,902
Capital Support Agreements (Note 7)	112,423	25,122
Deferred revenue	621	1,052

Total Current Liabilities	267,515	230,367

Long-term Debt	29,623	43,971

Deferred Income Taxes	81,978	73,600

Minority Interest	128,858	136,149

Other Long-term Liabilities (Note 11)	12,021	11,895

Commitments and Contingencies
Shareholders’ Equity:
Common stock, $.01 par value, 750,000 shares authorized; 191,286 and 194,375 shares issued and outstanding	1,913	1,944
Capital in excess of par value	474,615	445,474
Retained earnings	309,645	298,975
Accumulated other comprehensive (loss) income, net	(2,794)	9,990

Total Shareholders’ Equity	783,379	756,383

Total Liabilities and Shareholders’ Equity	$1,303,374	$1,252,365

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

		Three Months Ended September 30,
		2008		2007
Revenues:
Asset management, administration and distribution fees		$243,162		$280,287
Information processing and software servicing fees		56,577		58,485
Transaction-based and trade execution fees		16,347		10,864

Total revenues		316,086		349,636
Expenses:
Commissions and fees		42,336		44,184
Compensation, benefits and other personnel		80,932		88,463
Consulting, outsourcing and professional fees		26,213		23,703
Data processing and computer related		11,325		10,410
Facilities, supplies and other costs		18,656		16,607
Depreciation and amortization		11,675		10,991

Total expenses		191,137		194,358
Income from operations		124,949		155,278
Net loss from investments		(42,047)		(202)
Interest and dividend income		3,384		4,381
Interest expense		(903)		(1,267)
Minority interest		(31,078)		(46,463)

Net income before income taxes		54,305		111,727
Income taxes		19,810		38,428

Net income		34,495		73,299

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		(7,641)		1,581
Unrealized holding (loss) gain on investments:
Unrealized holding (losses) gains during the period net of income tax benefit (expense) of $755 and $(11)	(1,263)		84
Less: reclassification adjustment for losses realized in net income, net of income tax benefit of $469 and $36	783	(480)	62	146

Other comprehensive (loss) income		(8,121)		1,727

Comprehensive income		$26,374		$75,026

Basic earnings per common share		$.18		$.38

Diluted earnings per common share		$.18		$.37

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

		Nine Months Ended September 30,
		2008		2007
Revenues:
Asset management, administration and distribution fees		$764,152		$813,338
Information processing and software servicing fees		173,804		168,131
Transaction-based and trade execution fees		41,561		34,150

Total revenues		979,517		1,015,619
Expenses:
Commissions and fees		130,676		129,857
Compensation, benefits and other personnel		248,353		261,293
Consulting, outsourcing and professional fees		79,581		67,199
Data processing and computer related		33,102		31,404
Facilities, supplies and other costs		54,458		51,867
Depreciation and amortization		34,693		25,867

Total expenses		580,863		567,487
Income from operations		398,654		448,132
Net loss from investments		(93,387)		(1,515)
Interest and dividend income		10,745		13,314
Interest expense		(2,678)		(3,696)
Minority interest		(107,837)		(134,439)
Other		—		2,952

Net income before income taxes		205,497		324,748
Income taxes		75,892		118,571

Net income		129,605		206,177

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		(10,625)		3,906
Unrealized holding (loss) gain on investments:
Unrealized holding (losses) gains during the period net of income tax benefit (expense) of $1,343 and $(383)	(2,271)		510
Less: reclassification adjustment for losses realized in net income, net of income tax benefit of $74 and $34	112	(2,159)	60	570

Other comprehensive (loss) income		(12,784)		4,476

Comprehensive income		$116,821		$210,654

Basic earnings per common share		$.67		$1.05

Diluted earnings per common share		$.66		$1.02

Dividends declared per common share		$.08		$.07

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$129,605	$206,177
Adjustments to reconcile net income to net cash provided by operating activities	80,675	59,725

Net cash provided by operating activities	210,280	265,902

Cash flows from investing activities:
Additions to restricted cash	(24,000)	—
Additions to property and equipment	(23,726)	(22,360)
Additions to capitalized software	(39,470)	(50,126)
Purchase of marketable securities	(55,207)	(31,776)
Sale of marketable securities	29,629	26,747
Maturities of marketable securities	17,000	—
Cash received from sale of joint venture	—	3,116
Other	—	(231)

Net cash used in investing activities	(95,774)	(74,630)

Cash flows from financing activities:
Payments on long-term debt	(15,148)	(22,695)
Purchase and retirement of common stock	(111,169)	(183,856)
Proceeds from issuance of common stock	20,341	35,170
Tax benefit on stock options exercised	5,285	16,038
Payment of dividends	(28,946)	(25,683)

Net cash used in financing activities	(129,637)	(181,026)

Net (decrease) increase in cash and cash equivalents	(15,131)	10,246
Cash and cash equivalents, beginning of period	360,921	286,948

Cash and cash equivalents, end of period	$345,790	$297,194

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine month periods ended September 30, 2008 and 2007. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Except as disclosed herein, there have been no significant changes in significant accounting policies during the nine months ended September 30, 2008 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents includes $191,056 and $185,536 at September 30, 2008 and December 31, 2007, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. Cash and cash equivalents also includes $74,402 and $82,374 at September 30, 2008 and December 31, 2007, respectively, from LSV, of which the Company has a 43 percent partnership interest (See Note 2).

Restricted Cash

Restricted cash at September 30, 2008 and December 31, 2007 includes $11,000 and $10,000, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers and $250 segregated for regulatory purposes related to trade-execution services conducted by our subsidiary located in the United Kingdom. Restricted cash at September 30, 2008 also includes $23,000 segregated for the benefit of certain SEI-sponsored money market mutual funds according to the provisions of the Capital Support Agreements (See Note 7).

Capitalized Software

The Company capitalized $39,470 and $50,126 of software development costs during the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 13.6 years. Amortization expense related to capitalized software was $12,704 and $5,497 during the nine months ended September 30, 2008 and 2007, respectively.

The Company placed the initial version of the Global Wealth Platform into service in July 2007. Enhancements to expand the functionality of the platform were implemented in October 2007 and April 2008. The total amount of capitalized software development costs related to the platform placed into service and being amortized as of September 30, 2008 was $219,775. The Global Wealth Platform has an estimated useful life of 15 years. Amortization expense related to the platform during the nine months ended September 30, 2008 was $10,979.

Fair Value of Financial Instruments

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for the Company on January 1, 2008. The Company elected not to apply the fair value option to any of its financial instruments on the date the standard became effective and, therefore, SFAS 159 had no impact on its consolidated financial position, results of operations or cash flows. The Company may elect to apply the fair value option to any financial instruments acquired after the effective date of SFAS 159.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FSP FAS 157-3 which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS 157 becomes effective for all nonfinancial assets and liabilities for periods beginning after November 15, 2008, which will be the Company’s first quarter of fiscal 2009. The Company has adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 5 for information on related disclosures regarding fair value measurements.

Earnings per Share

The calculations of basic and diluted earnings per share for the three months ended September 30, 2008 and 2007 are:

	For the Three Month Period Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$34,495	191,554	$.18

Dilutive effect of stock options	—	3,142

Diluted earnings per common share	$34,495	194,696	$.18

	For the Three Month Period Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$73,299	194,930	$.38

Dilutive effect of stock options	—	5,391

Diluted earnings per common share	$73,299	200,321	$.37

Employee stock options to purchase 9,226,000 and 3,468,000 shares of common stock, with an average exercise price of $27.57 and $29.62, were outstanding during the three month periods ended September 30, 2008 and 2007, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

The calculations of basic and diluted earnings per share for the nine months ended September 30, 2008 and 2007 are:

	For the Nine Month Period Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$129,605	192,457	$.67

Dilutive effect of stock options	—	3,843

Diluted earnings per common share	$129,605	196,300	$.66

	For the Nine Month Period Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$206,177	196,720	$1.05

Dilutive effect of stock options	—	6,155

Diluted earnings per common share	$206,177	202,875	$1.02

Employee stock options to purchase 9,226,000 and 3,456,000 shares of common stock, with an average exercise price of $27.57 and $29.64, were outstanding during the nine month periods ended September 30, 2008 and 2007, respectively, but not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive.

Comprehensive Income

Accumulated other comprehensive income (loss) consist of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Beginning balance (Dec. 31, 2007)	$9,174	$816	$9,990
Current period change	(10,625)	(2,159)	(12,784)

Ending balance (September 30, 2008)	$(1,451)	$(1,343)	$(2,794)

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2008	2007
Net income	$129,605	$206,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,693	25,867
Undistributed earnings of minority interests	107,837	134,439
Payments to partners of LSV	(108,139)	(104,410)
Stock-based compensation	12,956	20,460
Gain on sale of joint venture	—	(2,952)
Provision for losses on receivables	(76)	155
Deferred income tax expense	(25,460)	5,913
Net realized losses on investments	6,086	1,515
Currency translation adjustments	(10,625)	3,906
Change in other long-term liabilities	126	11,910
Other	(5,649)	(4,691)
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	3,151	(7,210)
Receivables	16,825	(37,762)
Other current assets	(706)	4,906
Increase (decrease) in
Accounts payable	3,357	5,499
Capital Support Agreements	87,301	—
Payable to regulated investment companies	161	1,311
Accrued liabilities	(40,732)	628
Deferred revenue	(431)	241

Total adjustments	80,675	59,725
Net cash provided by operating activities	$210,280	$265,902

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

In April 2008, the FASB issued FSP 142-3 (FSP 142-3), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” The intent of this new guidance is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting pronouncements. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4 (FSP 133-1 and FIN 45-4), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” that introduces new disclosure requirements for credit derivatives and guarantees and clarifies the effective date of SFAS 161. The new disclosure requirements are designed to result in similar disclosures for financial instruments with similar risks and rewards relating to credit risk, regardless of their legal form. The provisions of FSP 133-1 and FIN 45-4 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that FSP 133-1 and FIN 45-4 will have on its consolidated financial statements.

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

In January 2006, two partners of LSV, excluding the Company, sold in the aggregate an eight percent interest in LSV to LSV Employee Group. The Company entered into a Guaranty Agreement with LSV Employee Group, Bank of America, N.A. (formerly LaSalle Bank National Association) as administrative agent (the Agent), and certain other lenders in order to facilitate the acquisition of certain partnership interests of LSV by LSV Employee Group. LSV Employee Group obtained financing from the Agent and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement (See LSV Employee Group Term Loan below).

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

The Company determined that $72,220 of the $92,000 purchase price related to identifiable intangible assets and the remaining $19,780 was goodwill. The identifiable intangible assets have an estimated life of ten years and are amortized on a straight-line basis. The Company recognized $5,416 in amortization expense during the nine months ended September 30, 2008 and 2007, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statements of Operations. Amortization expense recognized in the Consolidated Statements of Operations associated with the assets of LSV Employee Group was eliminated through Minority interest and had no impact on net income.

	September 30, 2008	December 31, 2007
Intangible asset, at cost	$72,220	$72,220
Accumulated amortization	(19,860)	(14,444)

Net book value	$52,360	$57,776

LSV Employee Group Term Loan

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from Bank of America, N.A. (formerly LaSalle Bank National Association) and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan was $82,800. The principal amount and interest of the term loan are paid in quarterly installments. The total outstanding principal balance of the term loan must be paid in full by January 2011. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. As of September 30, 2008, the remaining unpaid principal balance of the term loan was $36,823 of which $7,200 is classified as current and included in Current portion of long-term debt and the remaining $29,623 is included in Long-term debt on the accompanying Consolidated Balance Sheets. LSV Employee Group made principal payments of $15,148 and $13,695 during the nine months ended September 30, 2008 and 2007, respectively. Interest expense for the nine months ended September 30, 2008 and 2007 on the Consolidated Statements of Operations includes $1,930 and $2,962, respectively, in interest costs associated with the borrowings of LSV Employee Group which was eliminated through Minority interest and had no impact on net income.

LSV Employee Group made a principal payment of $5,274 in October 2008. The remaining unpaid principal balance of the term loan at October 31, 2008 was $31,549. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group.

The fair value of LSV Employee Group’s long-term debt is approximately $2,853 in excess of the carrying amount based upon an estimation using borrowing rates currently available for bank loans with similar terms and maturities.

LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $33,392. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal.

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

The Company identified an intangible asset related to customer contracts that met the contractual-legal criterion for recognition apart from goodwill. The fair value of the intangible asset was determined to be $3,821 with a definite life of eight and a half years. The identified intangible asset is amortized on a straight-line basis. The Company recognized $327 of amortization expense during the nine months ended September 30, 2008 and 2007, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

	September 30, 2008	December 31, 2007
Intangible asset, at cost	$3,821	$3,821
Accumulated amortization	(1,747)	(1,420)

Net book value	$2,074	$2,401

Note 4. Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2008	December 31, 2007
Trade receivables	$54,494	$49,852
Fees earned, not billed	164,690	186,157
Other receivables	2,501	3,934

	221,685	239,943
Less: Allowance for doubtful accounts	(2,956)	(3,032)

	$218,729	$236,911

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2008	December 31, 2007
Buildings	$128,604	$128,296
Equipment	64,414	62,272
Land	9,695	9,548
Purchased software	58,029	43,580
Furniture and fixtures	18,526	19,603
Leasehold improvements	5,850	6,357
Construction in progress	2,585	451

	287,703	270,107
Less: Accumulated depreciation and amortization	(136,968)	(126,591)

Property and Equipment, net	$150,735	$143,516

The Company recognized $16,100 and $14,418 in depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2008 and 2007, respectively.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2008	December 31, 2007
Accrued compensation	$44,269	$74,509
Accrued distribution fees	16,599	16,040
Accrued consulting	10,089	11,065
Accrued sub-advisor and investment officer fees	11,420	16,026
Other accrued liabilities	52,085	69,262

Total accrued liabilities	$134,462	$186,902

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company’s Level 3 financial assets include securities issued by structured investment vehicles (SIVs) (See Notes 6 and 7). The Company elected the fair value option under SFAS 159 to value these securities. The Company’s Level 3 financial liabilities include the Capital Support Agreements which are considered derivative financial instruments (See Note 7).

The fair value of an asset or liability may include inputs from more than one level in the fair value hierarchy. The lowest level of significant inputs used to value the asset or liability determines which level the asset or liability is classified in its entirety.

The fair value of securities issued by SIVs has been greatly affected by recent liquidity issues surrounding collateralized debt obligations and asset backed securities. Market price quotes may not be readily available for some positions. The Company values the securities issued by SIVs using a net asset value approach, which considers the value of the underlying assets. The underlying assets are valued using external pricing services that incorporate market information, where available, or through the use of matrix pricing or other acceptable measures. Securities which lack market information are grouped by sector and valued by utilizing the most recent quoted price of the underlying asset and adjusting that price by the percentage change in the respective sector using indices or other relative benchmarks.

The fair value of the Capital Support Agreements is determined through the use of an option pricing model designed for credit default swaps. The value is primarily affected by assumptions pertaining to the underlying assets, mainly default percentages and recovery rates specific to each security covered by the Capital Support Agreement.

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs at September 30, 2008:

	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$20,904	$20,904	$—	$—
Fixed income available-for-sale securities	56,380	—	56,380	—
Securities issued by SIVs	8,733	—	—	8,733
Fixed income securities owned	12,093	—	12,093	—

	$98,110	$20,904	$68,473	$8,733

Liabilities
Capital Support Agreements	$112,423	$—	$—	$112,423

	$112,423	$—	$—	$112,423

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to September 30, 2008:

	Securities Issued by SIVs	Capital Support Agreements
Balance, January 1, 2008	$—	$(25,122)
Total gains (losses) (realized/unrealized):
Included in earnings	(6,588)	(87,301)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	15,321	—
Transfers in and out of Level 3	—	—

Balance, September 30, 2008	$8,733	$(112,423)

The $6,588 loss recognized in earnings relates to the unrealized losses of securities issued by SIVs during the nine months ended September 30, 2008 and is reflected in Net loss from investments on the accompanying Consolidated Statements of Operations (See Notes 6 and 7).

The $87,301 loss recognized in earnings relates to the change in fair value of the Capital Support Agreements during the nine months ended September 30, 2008 and is reflected in Net loss from investments on the accompanying Consolidated Statements of Operations (See Note 7).

Note 6. Marketable Securities and Derivative Instruments

Available for Sale Securities

Available for sale securities of the Company’s non-broker-dealer subsidiaries consist of:

	As of September 30, 2008
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$18,829	$61	$(1,449)	$17,441
Other mutual funds	3,806	—	(343)	3,463
Debt securities	56,781	—	(401)	56,380

	$79,416	$61	$(2,193)	$77,284

	As of December 31, 2007
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$34,213	$306	$(935)	$33,584
LSV-sponsored mutual funds	6,781	1,608	—	8,389
Other mutual funds	4,055	62	—	4,117
Debt securities	30,823	256	—	31,079

	$75,872	$2,232	$(935)	$77,169

The net unrealized holding losses at September 30, 2008 were $1,343 (net of income tax benefit of $789). The net unrealized holding gains at December 31, 2007 were $816 (net of income tax expense of $481). These net unrealized gains and losses are reported as a separate component of Accumulated other comprehensive gains on the accompanying Consolidated Balance Sheets.

During the three and nine months ended September 30, 2008, the Company recognized gross realized gains from available-for-sale securities of $701 and $1,775, respectively. Gross realized gains from available-for-sale securities during the three and nine months ended September 30, 2007 were minimal. These gains are reflected in Net loss from investments on the accompanying Consolidated Statements of Operations. There were no realized losses recognized during the nine months ended September 30, 2008 and 2007.

The Company has investments in two SEI-sponsored mutual funds which primarily invest in fixed-income securities, including debt securities issued by municipalities and mortgage-backed securities. These investments have been in an unrealized loss position for an extended period of time. Management believes that the earnings potential and near term prospects of some of the issuers of the underlying securities held in the funds are uncertain and has determined that it is unlikely the investments will fully recover from a loss position in the foreseeable future. Due to these factors, the Company recorded an impairment charge of $1,961 during the three months ended September 30, 2008 and classified this charge as an Other-than-temporary decline in market value. At September 30, 2008, the new cost basis of these investments, inclusive of the impairment charge, was $15,967 with a fair value of $14,550 and a gross unrealized loss of $1,417.

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

There were no gains or losses recognized by the Company from changes in the fair value of derivative instruments during the three months ended September 30, 2008. During the three months ended September 30, 2007, the Company recognized net losses of $267 from changes in the fair value of derivative instruments. In the nine months ended September 30, 2008 and 2007, the Company recognized net gains (losses) of $676 and ($1,371), respectively, from derivative instruments. These gains and losses are reflected in Net loss from investments on the accompanying Consolidated Statements of Operations.

The Company’s debt securities are investments in U.S. government agency securities purchased to satisfy applicable regulatory requirements of SEI Private Trust Company (SPTC). The securities have maturity dates which range from 2033 to 2037.

Trading Securities

On September 30, 2008, the Company purchased the securities issued by SIVs held by the SEI Daily Income Trust Money Market Fund. The cash purchase price of $15,321 was equal to the amortized cost of these securities and their fair value at this date was $8,733. The Company elected the fair value option under SFAS 159 whereby the unrealized gains and losses of the securities are recognized in current earnings. The unrealized losses of the securities of $6,588 is reflected in Net loss from investments on the accompanying Consolidated Statements of Operations (See Note 7).

Securities Owned

At December 31, 2007, the Company’s broker-dealer subsidiary, SIDCO, had investments in U.S. Treasury securities reflected as Securities owned on the accompanying Consolidated Balance Sheet. During the nine months ended September 30, 2008, the Company received proceeds of $17,000 from the maturity of these investments and purchased $11,965 of zero-coupon U.S. Treasury securities scheduled to mature in December 2008. These securities had a fair value of $12,093 at September 30, 2008. Due to specialized accounting practices applicable to investments by broker-dealers, the securities held by SIDCO at December 31, 2007 and September 30, 2008 are reported at fair value and changes in fair value are recorded in current period earnings.

Note 7. Capital Support Agreements

During the three months ended December 31, 2007, the Company entered into Capital Support Agreements with three mutual funds (each a Fund or, together, the Funds), the SEI Daily Income Trust Prime Obligation Fund (the SDIT PO Fund), the SEI Daily Income Trust Money Market Fund (the SDIT MM Fund), and the SEI Liquid Asset Trust Prime Obligation Fund (the SLAT PO Fund). The Company is the advisor to the Funds. The sub-advisor to the Funds is Columbia Management, which is the primary investment management division of Bank of America Corporation. Various clients of the Company are investors in the Funds. SDIT PO Fund is rated AAA and Aaa by Standards & Poor’s Corporation (S&P) and Moody’s Investor Services Inc. (Moody’s), respectively, and the SDIT MM Fund is rated Aaa by Moody’s.

The Funds, among other securities, hold senior notes issued by SIVs. The senior notes are collateralized by residential mortgage-backed securities, commercial mortgage-backed securities, corporate collateralized debt obligations and collateralized debt obligations of asset-backed securities. All of the SIVs ceased making payments on outstanding notes on the scheduled maturity dates.

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

As of December 31, 2007, the aggregate limit of the Company’s capital support commitments to the Funds according to the Capital Support Agreements was $130,500. During the nine months ended September 30, 2008, certain SIVs within the Funds suffered either a technical default or substantial price devaluation, triggering ratings downgrades from the principal rating agencies. As a result, the carrying value of these securities in the Funds was reduced as well. In addition, S&P required an increase in the capital support commitment for the SDIT PO Fund to maintain the Fund’s credit rating. As a result of these events, the Company amended the Capital Support Agreements with the SDIT PO Fund and the SLAT PO Fund to provide additional support.

On July 17, 2008, a significant SIV holding in Cheyne Finance LLC (Cheyne or Cheyne Notes) with an aggregate par value across the three Funds of $230,053 and market value on the books of the Funds of $151,835, or 66 percent of par value, was restructured. An opportunity was provided through the restructuring to liquidate the holdings for cash of approximately $117,327, or 51 percent of par value, including distributable cash. The Funds decided not to liquidate the holdings due to an assessment that the liquidation value understated the ultimate value of the underlying collateral. Instead, the Funds exchanged the Cheyne Notes for pass-through notes (Gryphon Notes) issued by a new entity, Gryphon Funding Limited, which holds the same collateral that was held in the Cheyne SIV.

On September 30, 2008, the Company purchased the Gryphon Notes held by the SDIT MM Fund. The cash purchase price of $15,321 was equal to the amortized cost of these securities and their fair value at this date was $8,733. The Company recorded a loss of $6,588 as a result of this transaction. As of this date, the SDIT MM Fund no longer held any SIV securities and the Capital Support Agreement with the SDIT MM Fund lapsed.

As of September 30, 2008, the Company is committed to provide capital to the Funds, subject to the aggregate limit of $150,000 in the case of the SDIT PO Fund and $20,000 in the case of the SLAT PO Fund, if the Fund realizes payments or sales proceeds from specified SIV securities held by the Fund which are less than the amortized cost of the SIV securities. As of September 30, 2008, upon the ultimate sale or other disposition of a SIV security, the amount of capital that the Company is required to contribute to a Fund would be the least of the following amounts: (i) the amount, if any, by which the amortized cost of the SIV security exceeds the amount realized from the sale or other disposition of the SIV security; (ii) the amount, if any, necessary to restore the net asset value per share of the Fund to $0.9950 (or in the case of the SDIT PO Fund, so long as the SDIT PO Fund is rated AAA by S&P, $0.9975), or (iii) the remaining amount of the aggregate limit of the Capital Support Agreement applicable to the Fund, taking into account all prior contributions.

The Company secured $147,000 of the obligations under the Capital Support Agreements for the SDIT PO and SLAT PO Funds through letters of credit of a third party bank rated A-1 by S&P. The Company had secured $3,000 of the previous obligations under the lapsed Capital Support Agreement with the SDIT MM Fund through a letter of credit. The letters of credit were issued under the Company’s existing credit facility (See Note 8). The remaining $23,000 of the obligations is secured through segregated bank accounts. The Capital Support Agreements and the letters of credit have a term of one year and are scheduled to expire in November and December 2008.

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

In connection with the Capital Support Agreements, the Company recorded an expense for $87,301 for the nine months ended September 30, 2008, which is reflected in Net loss from investments on the accompanying Consolidated Statements of Operations. As of September 30, 2008, the aggregate obligation that the Company has recorded in connection with the Capital Support Agreements is $112,423, but the Company has not been required to pay such amount because the Funds have not realized any material losses from the ultimate sale or disposition of the SIV securities. Cash payments made under the Capital Support Agreements as of September 30, 2008 were minimal. At September 30, 2008, the aggregate par value of the SIVs covered by the Capital Support Agreements on the books of the SDIT PO Fund and SLAT PO Fund was $348,355. At September 30, 2008, the aggregate market value of the SIVs covered by the Capital Support Agreements on the books of the two Funds was $223,320.

On November 5, 2008, the Company entered into an Amended and Restated Capital Support Agreement with the SDIT PO Fund (the SDIT PO Amended Agreement) which extended the termination date under the original Capital Support Agreement with the SDIT PO Fund to November 6, 2009. In addition, the SDIT PO Amended Agreement requires the Company to provide additional support to the SDIT PO Fund in order to maintain the Aaa rating of the Fund by Moody’s. The SDIT PO Amended Agreement provides that if the SDIT PO Fund realizes payments or sales proceeds from the ultimate disposition of any of the specified SIV securities which are less than its amortized cost, the Company will be required to provide capital to the Fund equal to the amount by which the amortized cost of the specified SIV security exceeds the amount realized from the sale or other disposition of such security. The specified SIV securities in the SDIT PO Fund had an aggregate par value of $272,512 on November 5, 2008. Under the SDIT PO Amended Agreement, the Company must maintain collateral in the form of a letter of credit and/or a segregated cash account equal to the difference between the amortized cost value and the market value of the specified SIV securities plus an amount equal to ten percent of the market value of the specified SIV securities. At current market values, the Company is not required to post any additional collateral pursuant to the SDIT PO Amended Agreement because the amount of collateral already maintained under the Capital Support Agreement prior to the execution of the SDIT PO Amended Agreement is sufficient to satisfy the Company’s collateral obligations. If the market values of the specified SIV securities decline further, however, the Company may be required to post additional collateral. As a result of entering into the SDIT PO Amended Agreement on November 5, 2008, and assuming market values on that date hold, an additional non-cash expense of $13,926 would be recorded in the three months ended December 31, 2008.

At this time, the termination date under the SLAT PO Fund Capital Support Agreement has not been extended and is currently scheduled to expire in December 2008. The Company may determine to seek an extension of the termination date under the SLAT PO Fund Capital Support Agreement.

As of November 6, 2008, the amount which would be accrued for the Company’s contribution obligations under the Capital Support Agreements, including the SDIT PO Amended Agreement, based on that day’s market value of the portfolio assets of the Funds, including the SIVs covered by the Capital Support Agreements, was $132,797. Based upon this valuation and assuming no other changes in the portfolio assets through December 31, 2008, an additional non-cash expense of $20,373 would be recorded in the three months ended December 31, 2008.

In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (Revised) (FIN 46(R)), the Company has a significant variable interest in the Funds as a result of the Capital Support Agreements but determined it was not the primary beneficiary and would not be required to consolidate the Funds in its Consolidated Financial Statements. The support provided by the Company would not absorb a majority of the variability created by the assets of the Funds.

The Company has determined that the Capital Support Agreements are derivative contracts. The fair value of the contracts was determined using a valuation model for credit default swaps. The fair value of the derivative contracts approximates the value of the Company’s actual obligation at September 30, 2008. The Company will adjust the value of the Capital Support Agreements quarterly. In the event the Company is not required to make any payments to the Funds, or values increase, such expense may be reversed in a subsequent period.

The Company’s future obligation under the Capital Support Agreements is affected by changes in the value of the SIV securities and the creditworthiness of the SIV securities. The value of the SIV securities is derived from current market prices or, in the event no market price exists, management determines the fair value using various factors, including the Funds’ fair valuation procedures. The Company’s future obligation under the current SLAT PO Fund Capital Support Agreement is also affected by the overall asset levels of the SLAT PO Fund. Changes in the net asset value of the Fund are dependent upon net investments or redemptions in the Fund and the net asset value of the portfolio assets of the Fund. Changes in these amounts, including changes in portfolio assets resulting from mark-to-market adjustments, will affect the per share net asset value of the Fund.

The Company believes changes in the value of the specified SIV securities is the primary factor affecting its obligation and required collateral pertaining to the SDIT PO Amended Agreement. Changes in the value of the specified SIV securities can cause the Company’s obligation to fluctuate on a daily basis.

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

As of September 30, 2008, letters of credit of a third party bank to secure $150,000 of existing obligations of the Company under the Capital Support Agreements were issued under the Credit Facility in order to satisfy a major rating agency’s requirement that the Funds have credit support having an A-1 short-term rating (See Note 7). The letters of credit have a term of one year and contain a fronting fee of 0.125 percent per annum on the face amount of each letter of credit which is payable quarterly in arrears. In addition, a participation fee of 0.45 percent is payable quarterly in arrears on the face amount of each letter of credit. The participation fee may increase if the Company’s leverage ratio reaches certain levels. As the letters of credit remain outstanding, the amount available under the Credit Facility will be reduced by the face amount of the letters of credit. Therefore, $150,000 of the Credit Facility is committed and only the remaining $150,000 is unrestricted and may be used for other purposes as determined by the Company. Certain provisions and terms of the Credit Facility were amended that provide for a waiver of any breach to various covenants. The Company had no borrowings under the Credit Facility and was in compliance with all covenants at September 30, 2008. In November 2008, the Company and the lenders under the Credit Facility amended the terms of the Credit Facility to increase the maximum amount of contingent obligations that may be incurred by the Company to $297,550, the maximum amount that is required under the Capital Support Agreements, including the SDIT PO Amended Agreement. Also in November 2008, the Company obtained a letter of credit of a third party bank for $6,000 with a term of one year. As of November 6, 2008, $156,000 of the Credit Facility is committed and only the remaining $144,000 is unrestricted and may be used for other purposes as determined by the Company.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the nine months ended September 30, 2008.

Note 9. Shareholders’ Equity

Stock-Based Compensation

The Company currently has one active equity compensation plan, the 2007 Equity Compensation Plan (the 2007 Plan), which provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights up to 20 million shares of common stock of the Company, subject to adjustment for stock splits, reclassifications, mergers and other events. Permitted grantees under the 2007 Plan include employees, non-employee directors and consultants who perform services for the Company. The plan is administered by the Compensation Committee of the Board of Directors of the Company. There were no grants of incentive stock options or stock appreciation rights made under the plan in 2008 or 2007.

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

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three month periods ended September 30, 2008 and 2007, respectively, as follows:

	Three Months Ended September 30,
	2008	2007
Stock-based compensation expense	$3,746	$7,002
Less: Deferred tax benefit	(1,063)	(2,460)

Stock-based compensation expense, net of tax	$2,683	$4,542

Basic and diluted earnings per share	$.01	$.02

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the nine month periods ended September 30, 2008 and 2007, respectively, as follows:

	Nine Months Ended September 30,
	2008	2007
Stock-based compensation expense	$12,956	$20,460
Less: Deferred tax benefit	(3,765)	(6,501)

Stock-based compensation expense, net of tax	$9,191	$13,959

Basic and diluted earnings per share	$.05	$.07

As of September 30, 2008, there was approximately $53,679 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2008	$3,627
2009	14,498
2010	13,456
2011	9,695
2012	6,067
2013	4,227
2014	2,109

$53,679

During the nine months ended September 30, 2008, the Company revised its estimate of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $2,413 in stock-based compensation expense in the nine months ended September 30, 2008.

During the nine month period ended September 30, 2007, the Company accelerated the recognition of $1,160 in stock-based compensation expense due to a change in management’s estimate of when certain vesting targets are expected to be achieved.

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $17,885 and $45,391, respectively. The total options outstanding as of September 30, 2008 and 2007 was 25,563,000 and 26,104,000, respectively.

Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,528,365. Through September 30, 2008, a total of 253,692,000 shares at an aggregate cost of $1,429,263 have been purchased and retired. The Company purchased 4,668,000 shares at a total cost of $113,068 during the nine months ended September 30, 2008.

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

Cash dividends declared during the nine month periods ended September 30, 2008 and 2007 were $15,339 and $13,806, respectively.

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2008 and 2007. Management evaluates Company assets on a consolidated basis during interim periods.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended September 30, 2008 and 2007.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended September 30, 2008
Revenues	$99,882	$58,846	$52,757	$38,202	$1,811	$64,588	$316,086
Expenses (1)	79,545	30,775	30,525	26,566	4,023	40,754	212,188

Operating profit (loss)	$20,337	$28,071	$22,232	$11,636	$(2,212)	$23,834	$103,898
Profit margin	20%	48%	42%	30%	N/A	37%	33%

(1)	LSV includes $32,741 of minority interest of the other partners of LSV.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended September 30, 2007
Revenues	$104,280	$65,715	$51,275	$35,844	$1,881	$90,641	$349,636
Expenses (2)	82,846	31,257	30,980	25,445	5,020	56,252	231,800

Operating profit (loss)	$21,434	$34,458	$20,295	$10,399	$(3,139)	$34,389	$117,836
Profit margin	21%	52%	40%	29%	N/A	38%	34%

(2)	LSV includes $47,671 of minority interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the quarters ended September 30, 2008 and 2007 is as follows:

	2008	2007
Total operating profit from segments above	$103,898	$117,836
Corporate overhead expenses	(10,420)	(9,754)
Minority interest reflected in segments	33,291	49,016
LSV Employee Group (1)	(1,820)	(1,820)

Income from operations	$124,949	$155,278

(1)	For the three months ended September 30, 2008 and 2007, includes $1,805 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the three months ended September 30, 2008 and 2007 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2008	2007	2008	2007
Private Banks	$16,175	$13,437	$6,806	$6,085
Investment Advisors	5,832	4,898	1,618	1,571
Institutional Investors	2,009	1,146	409	429
Investment Managers	2,799	1,437	520	478
Investments in New Businesses	505	248	100	119
LSV	28	59	204	275

Total from business segments	$27,348	$21,225	$9,657	$8,957
LSV Employee Group	—	—	1,820	1,821
Corporate Overhead	919	407	198	213

	$28,267	$21,632	$11,675	$10,991

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the nine months ended September 30, 2008 and 2007.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Nine Month Period Ended September 30, 2008
Revenues	$310,538	$181,213	$154,746	$112,002	$5,509	$215,509	$979,517
Expenses (3)	251,079	93,702	89,993	77,542	12,822	133,950	659,088

Operating profit (loss)	$59,459	$87,511	$64,753	$34,460	$(7,313)	$81,559	$320,429
Profit margin	19%	48%	42%	31%	N/A	38%	33%

(3)	LSV includes $112,051 of minority interest of the other partners of LSV.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Nine Month Period Ended September 30, 2007
Revenues	$302,108	$192,724	$146,815	$105,131	$5,347	$263,494	$1,015,619
Expenses (4)	241,668	91,550	89,334	74,649	14,597	162,411	674,209

Operating profit (loss)	$60,440	$101,174	$57,481	$30,482	$(9,250)	$101,083	$341,410
Profit margin	20%	52%	39%	29%	N/A	38%	34%

(4)	LSV includes $139,204 of minority interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine month periods ended September 30, 2008 and 2007 is as follows:

	2008	2007
Total operating profit from segments above	$320,429	$341,410
Corporate overhead expenses	(30,876)	(30,459)
Minority interest reflected in segments	114,561	142,641
LSV Employee Group (2)	(5,460)	(5,460)

Income from operations	$398,654	$448,132

(2)	For the nine months ended September 30, 2008 and 2007, includes $5,416 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the nine months ended September 30, 2008 and 2007 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2008	2007	2008	2007
Private Banks	$38,563	$45,071	$19,893	$13,276
Investment Advisors	13,577	16,307	4,880	3,111
Institutional Investors	3,806	3,554	1,282	1,152
Investment Managers	4,728	4,477	1,633	1,306
Investments in New Businesses	980	811	323	287
LSV	87	1,045	614	678

Total from business segments	$61,741	$71,265	$28,625	$19,810
LSV Employee Group	—	—	5,461	5,461
Corporate Overhead	1,455	1,221	607	596

	$63,196	$72,486	$34,693	$25,867

Note 11. Income Taxes

The gross liability for unrecognized tax benefits at September 30, 2008 and December 31, 2007 was $13,609 and $13,329, respectively, exclusive of interest and penalties, of which $12,894 and $12,719 would affect the effective tax rate if the Company were to recognize the tax benefit. The Company has recognized $1,129 of tax benefits during the nine months ended September 30, 2008 relating to the expiration of the statute of limitations.

The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2008 and December 31, 2007, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $2,211 and $1,865, respectively.

	September 30, 2008	December 31, 2007
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$13,609	$13,329
Interest and penalties on unrecognized benefits	2,211	1,865

Total gross uncertain tax positions	$15,820	$15,194

Amount included in Current liabilities	$3,799	$3,299
Amount included in Other long-term liabilities	12,021	11,895

	$15,820	$15,194

The Company files income tax returns in the United States on a consolidated basis and in many U.S. state and foreign jurisdictions. The Company is subject to examination of income tax returns by the Internal Revenue Service (IRS) and other domestic and foreign tax authorities. An examination of the Company’s 2005 and 2006 tax return is currently being conducted by the IRS. The 2005 and 2006 income tax returns of one of the Company’s subsidiaries are under examination by a foreign tax authority. In addition, some of the prior year tax returns of the Company’s subsidiaries are being examined by certain state tax authorities.

The Company estimates it will recognize $192 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations. These unrecognized tax benefits are related to tax positions taken on certain federal and state tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues in the IRS and other examinations could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at September 30, 2008 and 2007, the consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of September 30, 2008, through our subsidiaries and partnerships in which we have a significant interest, we administer $430.7 billion in mutual fund and pooled assets, manage $161.8 billion in assets, and operate from more than 20 offices in over a dozen countries.

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

Financial Results

Revenues, Expenses and Income from Operations by business segment for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent Change	2008	2007	Percent Change
Revenues:
Private Banks	$99,882	$104,280	(4%)	$310,538	$302,108	3%
Investment Advisors	58,846	65,715	(10%)	181,213	192,724	(6%)
Institutional Investors	52,757	51,275	3%	154,746	146,815	5%
Investment Managers	38,202	35,844	7%	112,002	105,131	7%
Investments in New Businesses	1,811	1,881	(4%)	5,509	5,347	3%
LSV	64,588	90,641	(29%)	215,509	263,494	(18%)

Total revenues	$316,086	$349,636	(10%)	$979,517	$1,015,619	(4%)
Expenses:
Private Banks	79,545	82,846	(4%)	251,079	241,668	4%
Investment Advisors	30,775	31,257	(2%)	93,702	91,550	2%
Institutional Investors	30,525	30,980	(1%)	89,993	89,334	1%
Investment Managers	26,566	25,445	4%	77,542	74,649	4%
Investments in New Businesses	4,023	5,020	(20%)	12,822	14,597	(12%)
LSV	40,754	56,252	(28%)	133,950	162,411	(18%)

Total expenses	$212,188	$231,800	(8%)	$659,088	$674,209	(2%)
Income from business segments:
Private Banks	20,337	21,434	(5%)	59,459	60,440	(2%)
Investment Advisors	28,071	34,458	(19%)	87,511	101,174	(14%)
Institutional Investors	22,232	20,295	10%	64,753	57,481	13%
Investment Managers	11,636	10,399	12%	34,460	30,482	13%
Investments in New Businesses	(2,212)	(3,139)	30%	(7,313)	(9,250)	21%
LSV	23,834	34,389	(31%)	81,559	101,083	(19%)

Total income from business segments	$103,898	$117,836	(12%)	$320,429	$341,410	(6%)
Corporate overhead	(10,420)	(9,754)	7%	(30,876)	(30,459)	1%
LSV Employee Group (1)	(1,820)	(1,820)	—	(5,460)	(5,460)	—
Minority interest reflected in segments (2)	33,291	49,016	(32%)	114,561	142,641	(20%)

Income from operations	$124,949	$155,278	(20%)	$398,654	$448,132	(11%)

(1)	Primarily relates to amortization costs of identifiable intangible assets.

(2)	Includes $32,741 and $47,671 for the three months ended September 30, 2008 and 2007, respectively, and $112,051 and $139,204 for the nine months ended September 30, 2008 and 2007, respectively, of minority interest of the other partners of LSV.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances	As of September 30,		Percent Change
(In millions)	2008	2007
Private Banks:
Equity and fixed income programs	$14,436	$21,816	(34%)
Collective trust fund programs	1,028	1,056	(3%)
Liquidity funds	9,253	8,836	5%

Total assets under management	$24,717	$31,708	(22%)
Client assets under administration	12,301	15,655	(21%)

Total assets	$37,018	$47,363	(22%)
Investment Advisors:
Equity and fixed income programs	27,817	37,751	(26%)
Collective trust fund programs	2,471	2,325	6%
Liquidity funds	2,859	1,619	77%

Total assets under management	$33,147	$41,695	(21%)
Institutional Investors:
Equity and fixed income programs	39,775	43,504	(9%)
Collective trust fund programs	1,001	907	10%
Liquidity funds	3,930	4,342	(9%)

Total assets under management	$44,706	$48,753	(8%)
Investment Managers:
Equity and fixed income programs	10	24	(58%)
Collective trust fund programs	6,453	6,814	(5%)
Liquidity funds	699	360	94%

Total assets under management	$7,162	$7,198	(1%)
Client assets under administration	256,553	205,251	25%

Total assets	$263,715	$212,449	24%
Investments in New Businesses:
Equity and fixed income programs	704	907	(22%)
Liquidity funds	115	40	188%

Total assets under management	$819	$947	(14%)
LSV:
Equity and fixed income programs	$51,296	$71,349	(28%)
Consolidated:
Equity and fixed income programs (1)	134,038	175,351	(24%)
Collective trust fund programs	10,953	11,102	(1%)
Liquidity funds	16,856	15,197	11%

Total assets under management	$161,847	$201,650	(20%)
Client assets under administration (2)	268,854	220,906	22%

Total assets	$430,701	$422,556	2%

(1)	Equity and fixed income programs include $2,684 and $3,859 of assets invested in various asset allocation funds at September 30, 2008 and 2007, respectively.

(2)	We also administer an additional $6,485 and $5,692 in fund of funds assets as of September 30, 2008 and 2007, respectively, on which we do not earn an administration fee.

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

Consolidated Summary

Consolidated revenues declined $33.6 million, or ten percent, to $316.1 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. For the nine month period, revenues declined $36.1 million, or four percent, to $979.5 million compared to the prior year period. Net income decreased $38.8 million, or 53 percent, to $34.5 million for the three month period and $76.6 million, or 37 percent, to $129.6 million for the nine month period. Consolidated operating margins of the business segments declined to 33 percent from 34 percent in the three and nine month periods. Diluted earnings per share for the three month period were $.18 per share as compared to $.37 per share a year ago, a decrease of 51 percent. In the nine month period, diluted earnings per share decreased to $.66 per share as compared to $1.02 per share a year ago, a decrease of 35 percent.

In our opinion, the following items had a significant impact on our financial results for the three and nine month periods ended September 30, 2008 and 2007:

•

Revenues from asset-based fees across all our business segments were negatively affected by declining capital markets, particularly in the LSV, Investment Advisors and Institutional Investors segments. Widespread weakness in capital market conditions decreased the value of assets we manage or administer for our existing clients, resulting in decreased base revenues in the segments.

•

The unfavorable capital markets had a significant negative impact on the revenue and profits of LSV. Revenues earned by LSV were $215.5 million in the nine months ended September 30, 2008 compared to $263.5 million in the prior year comparable period, a decrease of $48.0 million or 18 percent. Our proportionate share in the earnings of LSV in the nine month period of 2008 was $81.6 million compared to $101.1 million for the same period in 2007, a decrease of $19.5 million or 19 percent.

•

We recorded a non-cash charge of $34.2 million (or $.11 diluted earnings per share) and $87.3 million (or $.28 diluted earnings per share) in the three and nine months ended September 30, 2008, respectively, related to agreements that provide capital support to money market funds holding investments that are exposed to liquidity and credit risk (See Note 7 to the Consolidated Financial Statements). On September 30, 2008, we purchased investments from one of our money market funds included in these agreements. The cash purchase price of $15.3 million was equal to the amortized cost of these investments and we immediately recorded a loss of $6.6 million (or $.02 diluted earnings per share) from the transaction. The support agreement applicable to those securities lapsed. These support agreements are described in greater detail under the caption “Money Market Fund Support” later in this discussion.

•

We recognized an additional $7.1 million in amortization expense during the nine months ended September 30, 2008 due to the initial release of the Global Wealth Platform, which was placed into service in July 2007. The amortization expense was primarily recognized in the Private Banks and Investment Advisors business segments. We capitalized $39.5 million in the nine months ended September 30, 2008 as compared to $50.1 million in the comparable period of 2007 as a larger portion of our costs were incurred for maintenance and support for the operation of the platform. Capitalized costs in 2008 were for enhancements and upgrades to expand the functionality of the Global Wealth Platform. We will continue to incur significant development costs for these enhancements and upgrades. Our intention is to implement enhancements and upgrades into the platform through a series of releases. The capitalized costs associated with these releases will be amortized over the remaining useful life of the platform.

•

During the nine months ended September 30, 2008 and 2007, we recognized approximately $13.0 million and $20.5 million, respectively, in stock-based compensation expense. This decrease was primarily due to stock options vesting in December 2007 and changes in our estimates in 2008 of when outstanding stock options would vest. Our expenses recognized from stock options are described in greater detail under the caption “Stock-Based Compensation” later in this discussion.

•

The prevailing economic conditions and issues surrounding the credit markets have extended our sales cycles and slowed the sales of new business, particularly in the Private Banks and Investment Advisors segments. This resulted in a decrease in the amount of sales compensation expense which has provided some support for our operating margins in these business segments.

•	We purchased approximately 4,668,000 shares at an average price of approximately $24 per share in the nine month period.

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

As of December 31, 2007, the aggregate limit of our required capital contributions to the Funds according to the Capital Support Agreements was $130.5 million. During the nine months ended September 30, 2008, certain structured investment vehicles (SIV or SIVs) within the Funds suffered either a technical default or substantial price devaluation, triggering ratings downgrades from the principal rating agencies. As a result, the carrying value of these securities in the Funds was reduced as well. In addition, Standard & Poor’s required the posting of additional capital support for the SDIT PO Fund to maintain the Fund’s credit rating. As a result of these events, we amended the Capital Support Agreements with the SDIT PO Fund and the SLAT PO Fund to provide additional capital support. We also amended our credit facility to increase the aggregate amount available for borrowings by $100.0 million to $300.0 million (See Note 8 to the Consolidated Financial Statements for more information related to the letters of credit and credit facility).

On July 17, 2008, the SIV holding in Cheyne Finance LLC (Cheyne) had an aggregate par value across the three Funds of $230.1 million and market value on the books of the Funds of $151.8 million, or 66 percent of par value. On this date, the SIV holding in Cheyne was restructured and an opportunity was provided to liquidate the holdings for cash of approximately $117.3 million, or 51 percent of par value, including distributable cash. The Funds decided not to liquidate the holdings due to an assessment that the liquidation value understated the ultimate value of the underlying collateral. Instead, the Funds exchanged the Cheyne notes for pass-through notes (Gryphon Notes) issued by a new entity, Gryphon Funding Limited, which holds the same collateral that was held in the Cheyne SIV.

On September 30, 2008, we purchased the Gryphon Notes held by the SDIT MM Fund. The cash purchase price of $15.3 million was equal to the amortized cost of these securities and their fair value at this date was $8.7 million. The Company recognized a loss of $6.6 million as a result of this transaction. As of this date, the SDIT MM Fund no longer held any SIV securities and the Capital Support Agreement with the SDIT MM Fund lapsed.

As of September 30, 2008, we are committed to provide capital support to the Funds subject to an aggregate limit of $150.0 million for the SDIT PO Fund and $20.0 million for the SLAT PO Fund for a total aggregate limit of $170.0 million. Of the new aggregate limit, we secured $147.0 million by our credit facility through letters of credit of a third party bank and secured the remaining $23.0 million through segregated bank accounts. We had secured $3.0 million of the previous obligations under the lapsed Capital Support Agreement with the SDIT MM Fund through a letter of credit which is due to expire in November 2008. As of September 30, 2008, the amount of our credit facility that is unrestricted and may be used for general purposes was $150.0 million. The Capital Support Agreements for the SDIT PO Fund and the SLAT PO Fund and the related letters of credit have scheduled expiration dates in November and December 2008.

In connection with the Capital Support Agreements, we recorded an expense for $87.3 million for the nine months ended September 30, 2008, which is reflected in Net loss from investments on the Consolidated Statements of Operations of the accompanying Consolidated Financial Statements. As of September 30, 2008, the aggregate amount of our obligation recorded in connection with the Capital Support Agreements was $112.4 million, but this amount was not required to be paid since the Funds have not realized any material losses from the ultimate sale or disposition of the SIV securities. Cash payments made under the Capital Support Agreements as of September 30, 2008 were minimal. At September 30, 2008, the aggregate par value and market value of the SIVs covered by the Capital Support Agreements on the books of the two Funds was $348.4 million and $223.3 million, respectively. Included in these amounts is a significant SIV holding in Gryphon with an aggregate par value across the two Funds of $201.7 million and a market value on the books of the Funds of $115.0 million, or 57 percent of par value.

The following table presents the aggregate impact from our support provided to the two Funds covered by the Capital Support Agreements during the third quarter and cumulative as of September 30, 2008:

			Third Quarter 2008		Cumulative
	Par Value of Securities	Support Amount	Gross Charge	After-Tax Charge	Gross Charge	After-Tax Charge
Capital Support Agreement (1)	$274,069	$150,000	$27,871	$17,698	$93,659	$59,099
Capital Support Agreement (2)	74,286	20,000	7,289	4,629	18,765	11,841

Total	$348,355	$170,000	$35,160	$22,327	$112,424	$70,940

(1)	Pertains to SEI Daily Income Trust Prime Obligation Fund

(2)	Pertains to SEI Liquid Asset Trust Prime Obligation Fund

On November 5, 2008, we entered into an Amended and Restated Capital Support Agreement with the SDIT PO Fund (the SDIT PO Amended Agreement) which extended the termination date under the original Capital Support Agreement with the SDIT PO Fund to November 6, 2009. In addition, the SDIT PO Amended Agreement requires us to provide additional support to the SDIT PO Fund in order to maintain the Aaa rating of the Fund by Moody’s. The SDIT PO Amended Agreement provides that if the SDIT PO Fund realizes payments or sales proceeds from the ultimate disposition of any of the specified SIV securities which are less than its amortized cost, we will be required to provide capital to the Fund equal to the amount by which the amortized cost of the specified SIV security exceeds the amount realized from the sale or other disposition of such security. The specified SIV securities in the SDIT PO Fund had an aggregate par value of $272.5 million on November 5, 2008. Under the SDIT PO Amended Agreement, we must maintain collateral in the form of a letter of credit and/or a segregated cash account equal to the difference between the amortized cost value and the market value of the specified SIV securities plus an amount equal to ten percent of the market value of the specified SIV securities. At current market values, we are not required to post any additional collateral pursuant to the SDIT PO Amended Agreement because the amount of collateral already maintained under the Capital Support Agreement prior to the execution of the SDIT PO Amended Agreement is sufficient to satisfy our collateral obligations. If the market values of the specified SIV securities decline further, however, we may be required to post additional collateral. As a result of entering into the SDIT PO Amended Agreement on November 5, 2008, and assuming market values on that date hold, an additional non-cash expense of $13.9 million would be recorded in the fourth quarter 2008. In November 2008, we amended the terms of the Credit Facility with the lenders to increase the maximum amount of contingent obligations that we may incur to $297.5 million, the maximum amount that is required under the Capital Support Agreements, including the SDIT PO Amended Agreement. We also obtained a letter of credit from a third party bank for $6.0 million. This letter of credit is scheduled to expire in November 2009. As of November 6, 2008, the amount of our credit facility that is unrestricted and may be used for general purposes was $144.0 million.

At this time, the termination date under the SLAT PO Fund Capital Support Agreement has not been extended and is currently scheduled to expire in December 2008. We may determine to seek an extension of the termination date under the SLAT PO Fund Capital Support Agreement.

All SIVs that remain on the books of the two Funds covered by the Capital Support Agreements at November 6, 2008 are in default. Three of the five remaining SIVs have restructured. We believe that the remaining defaulted SIV securities will be restructured, although we cannot predict the timing or net impact the restructuring will ultimately have on the realized value of these SIV securities. As of November 6, 2008, the amount which would be accrued for our contribution obligations under the Capital Support Agreements was $132.8 million. At the close of business on November 6, 2008, the aggregate par value and market value of the SIVs covered by the Capital Support Agreements on the books of the two Funds was $345.1 million and $205.1 million, respectively. Based upon this valuation and assuming no other changes through December 31, 2008, an additional non-cash expense of $20.4 million would be recorded in the fourth quarter 2008. For further information regarding the portfolio assets of the Funds, the month-end holdings of each of the Funds can be viewed after the 15th day of the following month at http://www.seic.com/holdings_home.asp.

The following table presents the aggregate impact from our support provided to the two Funds covered by the Capital Support Agreements during the fourth quarter to date November 6, 2008 and cumulative as of November 6, 2008:

				Fourth Quarter to date November 6, 2008		Cumulative as of November 6, 2008
	Par Value of Securities	Support Amount	Required Collateral	Gross Charge	After-Tax Charge	Gross Charge	After-Tax Charge
Capital Support Agreement (1)	$271,438	$271,438	$128,563	$19,029	$12,007	$112,688	$71,106
Capital Support Agreement (2)	73,710	25,000	25,000	1,344	848	20,109	12,688

Total	$345,148	$296,438	$153,563	$20,373	$12,855	$132,797	$83,794

(1)	Pertains to SEI Daily Income Trust Prime Obligation Fund, and as of November 6, 2008, reflects the terms of the SDIT PO Amended Agreement

(2)	Pertains to SEI Liquid Asset Trust Prime Obligation Fund

In November 2008, the amount of support provided to the SDIT PO Fund was increased to $272.5 million pursuant to the SDIT PO Amended Agreement and the amount of support provided to the SLAT PO Fund was increased to $25.0 million.

We have a significant variable interest in the Funds as a result of the Capital Support Agreements according to the provisions of FIN 46(R); however, we have determined that we are not the primary beneficiary and would not be required to consolidate the Funds in our Consolidated Financial Statements. The support we provided would not absorb a majority of the variability created by the assets of the Funds.

The Capital Support Agreements are considered derivative contracts in accordance with applicable accounting guidance and are categorized as Level 3 liabilities as specified by SFAS 157 (See Notes 1 and 5 to the Consolidated Financial Statements for more information related to SFAS 157). These Level 3 liabilities comprise approximately 42 percent of our total current liabilities. The fair value of the contracts was determined using a valuation model for credit default swaps. The fair value of the derivative contracts approximates the value of our actual obligation at September 30, 2008.

We believe changes in the value of the specified SIV securities is the primary factor that affects our obligation and required collateral pertaining to the SDIT PO Amended Agreement. Changes in the value of the specified SIV securities can cause our obligation to fluctuate on a daily basis. Based on actual values as of November 6, 2008, a change of one percent in the value of these securities would cause our obligation with respect to the SDIT PO Amended Agreement to change by approximately $2.7 million and our required collateral would change by approximately $2.4 million.

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

During the nine months ended September 30, 2008 and 2007, we recognized approximately $13.0 million and $20.5 million, respectively, in stock-based compensation expense, a decrease of $7.5 million. This decrease consisted of the following components:

Change in Stock-Based Compensation Expense
Stock-based compensation expense recognized in 2007 for grants that vested in December 2007	$(10,075)
Stock-based compensation cost recognized in 2008 for grants made in December 2007	4,985
Change in management’s estimate in 2008 of expected vesting of stock options	(2,413)

$(7,503)

Based upon our current view of the number of options that will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2008	$3,627
2009	14,498
2010	13,456
2011	9,695
2012	6,067
2013	4,227
2014	2,109

$53,679

Business Segments

Private Banks

	Three Months Ended			Nine Months Ended
	Sep 30, 2008	Sep 30, 2007	Percent Change	Sep 30, 2008	Sep 30, 2007	Percent Change
Revenues:
Investment processing and software servicing fees	$56,105	$56,183	—	$170,418	$161,018	6%
Asset management, administration & distribution fees	32,387	39,111	(17%)	106,524	112,022	(5%)
Transaction-based and trade execution fees	11,390	8,986	27%	33,596	29,068	16%

Total revenues	$99,882	$104,280	(4%)	$310,538	$302,108	3%

Revenues decreased $4.4 million, or four percent, in the three month period ended September 30, 2008 compared to the prior year corresponding period and were primarily affected by:

•	A decrease in investment management fees from existing international clients due to lower assets under management caused by declining capital markets.

Revenues increased $8.4 million, or three percent, in the nine month period ended September 30, 2008 compared to the prior year corresponding period and were primarily affected by:

•	An increase in revenues from our GWS solution from cross sales of other services to existing clients; and

•	An increase in revenue from our GWTS solution relating to client acquisitions and mergers with existing clients and cross sales of other services to existing clients; partially offset by

•	A decrease in investment management fees from existing international clients due to lower assets under management caused by declining capital markets.

Operating margins declined to 20 percent, as compared to 21 percent in the three month period. Operating income decreased $1.1 million, or five percent, in the three month period and was primarily affected by:

•	A decrease in revenues; and

•	Increased non-capitalized spending for technology, infrastructure buildout, and personnel associated with the Global Wealth Platform; partially offset by

•	Decreased direct expenses associated with lower levels of assets from existing global investment management clients;

•	Decreased stock-based compensation expenses; and

•	Decreased sales compensation expenses due to the reduced amount of sales of new business.

Operating margins declined to 19 percent, as compared to 20 percent in the nine month period. Operating income decreased $1.0 million, or two percent, in the nine month period and was primarily affected by:

•	Increased non-capitalized spending for technology, infrastructure buildout, and personnel associated with the Global Wealth Platform; and

•	Amortization expense related to the Global Wealth Platform; partially offset by

•	An increase in revenues;

•	Decreased stock-based and incentive-based compensation expenses; and

•	Decreased sales compensation expenses due to the reduced amount of sales of new business.

Investment Advisors

Revenues decreased $6.9 million, or ten percent, in the three month period and $11.5 million, or six percent, in the nine month period ended September 30, 2008 and were primarily affected by:

•	A decrease in investment management fees from existing clients due to lower assets under management caused by declining capital markets; and

•	A decrease in investment management fees from negative net cash flows and client-directed shifts from our equity and fixed income programs to our liquidity products.

Operating margins decreased to 48 percent, as compared to 52 percent in the three and nine month periods. Operating income decreased by $6.4 million, or 19 percent, in the three month period, and $13.7 million, or 14 percent, in the nine month period and was primarily affected by:

•	A decrease in revenues;

•	Increased non-capitalized technology spending related to the Global Wealth Platform;

•	Amortization expense related to the Global Wealth Platform; partially offset by

•	Decreased personnel expenses in our investment management operations;

•	Decreased stock-based and incentive-based compensation expenses; and

•	Decreased sales compensation expenses due to the reduced amount of sales of new business.

Institutional Investors

Revenues increased $1.5 million, or three percent, in the three month period and $7.9 million, or five percent, in the nine month period ended September 30, 2008 and were primarily affected by:

•	Asset funding from new sales of our retirement and not-for-profit solutions;

•	A one-time increase in transaction-based brokerage fees; partially offset by

•	Decreased assets under management caused by declining capital market conditions.

Operating margins increased to 42 percent, as compared to 40 percent in the three month period and increased to 42 percent, as compared to 39 percent in the nine month period. Operating income increased $1.9 million, or 10 percent, in the three month period and $7.3 million, or 13 percent, in the nine month period and was primarily affected by:

•	An increase in revenues;

•	Decreased personnel costs for our investment management operations;

•	Decreased stock-based and incentive-based compensation expenses; partially offset by

•	Increased direct expenses associated with the increase in revenues.

Investment Managers

Revenues increased $2.4 million, or seven percent, in the three month period and $6.9 million, or seven percent, in the nine month period ended September 30, 2008 and were primarily affected by:

•	Asset funding from existing clients of hedge fund and separately managed accounts solutions;

•	Cash flows from new clients, primarily hedge fund clients; partially offset by

•	Client losses, primarily traditional fund administration clients.

Operating margins increased to 30 percent, as compared to 29 percent in the three month period and increased to 31 percent, as compared to 29 percent in the nine month period. Operating income increased $1.2 million, or 12 percent, in the three month period, and $4.0 million, or 13 percent in the nine month period, and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel and other costs for our investment manager operations.

LSV

Revenues decreased $26.1 million, or 29 percent, in the three month period and $48.0 million, or 18 percent, in the nine month period ended September 30, 2008 and were primarily affected by:

•	Decreased assets under management from capital market depreciation.

Our total partnership interest in LSV remained at approximately 43 percent during the nine month periods ended September 30, 2008 and 2007. Operating margins decreased to 37 percent, as compared to 38 percent in the three month period and remained flat at 38 percent in the nine month periods. Operating income decreased $10.6 million, or 31 percent, in the three month period, and $19.5 million, or 19 percent in the nine month period, and was primarily affected by:

•	The decrease in revenues as previously described.

Other

Other Income and Expense Items

Other income and expense items on the accompanying Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss from investments	$(42,047)	$(202)	$(93,387)	$(1,515)
Interest and dividend income	3,384	4,381	10,745	13,314
Interest expense	(903)	(1,267)	(2,678)	(3,696)
Minority interest	(31,078)	(46,463)	(107,837)	(134,439)
Other	—	—	—	2,952

Total other income and expense items, net	$(70,644)	$(43,551)	$(193,157)	$(123,384)

Minority interest includes the amount owned by other shareholders in which we have a significant or controlling interest.

Net loss from investments consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net realized gain (loss) from sales of marketable securities	$701	$(98)	$1,775	$(94)
Decrease in fair value of financial instruments	(6,588)	(267)	(5,912)	(1,371)
Losses from Capital Support Agreements	(34,205)	—	(87,301)	—
Other-than-temporary declines in market value	(1,961)	—	(1,961)	—
Other realized gains (losses)	6	163	12	(50)

Net loss from investments	$(42,047)	$(202)	$(93,387)	$(1,515)

Losses from Capital Support Agreements include a non-cash charge of $34.2 million and $87.3 million in the three and nine months ended September 30, 2008, respectively, related to agreements that provide capital support to money market funds (See Note 7 to the Consolidated Financial Statements).

On September 30, 2008, we purchased the securities issued by the SIVs held by the SDIT Money Market Fund. The cash purchase price of $15.3 million was equal to the amortized cost of these securities and their fair value at this date was $8.7 million. We elected the fair value option under SFAS 159 whereby the unrealized gains and losses of the securities are recognized in current earnings. The unrealized losses of the securities of approximately $6.6 million are included in Decrease in fair value of financial instruments (See Notes 6 and 7 to the Consolidated Financial Statements).

We have investments in two SEI-sponsored mutual funds which primarily invest in fixed-income securities, including debt securities issued by municipalities and mortgage-backed securities. These investments have been in an unrealized loss position for an extended period of time. Management believes that the earnings potential and near term prospects of some of the issuers of the underlying securities held in the funds are uncertain and has determined that it is unlikely the investments will fully recover from a loss position in the foreseeable future. Due to these factors, we recorded an impairment charge of approximately $2.0 million during the three months ended September 30, 2008 and classified this charge as an Other-than-temporary decline in market value. At September 30, 2008, the new cost basis of these investments, inclusive of the impairment charge, was approximately $16.0 million and the fair value was approximately $14.6 million.

Interest income is earned based upon the amount of cash that is invested daily. The decrease in interest income in the nine month period of 2008 compared to 2007 was due to a decline in interest rates and lower cash balances.

Income Taxes

Our effective tax rates were 36.5 percent and 34.4 percent for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, our effective tax rates were 36.9 percent and 36.5 percent, respectively. The increase in our effective tax rates was primarily due to the unavailability of tax credits for research and development. The statute that allows research and development tax credit expired on December 31, 2007 and it was not renewed until October 3, 2008 when the President signed the Emergency Economic Stabilization Act. We expect to see a favorable impact on our effective tax rate in the fourth quarter due to the renewal of this legislation.

Fair Value Measurements

We fair value our financial assets and liabilities under the fair value hierarchy established in SFAS 157. Most of our financial assets are valued using Level 1 or Level 2 inputs. Our Level 3 financial assets and liabilities consist solely of securities issued by SIVs and the Capital Support Agreements, for which there is not an active market for identical assets or liabilities from which to determine fair value. Also, there is not enough sufficient, current market information about similar assets or liabilities to use as observable data for all significant inputs into a valuation model. As of September 30, 2008, our Level 3 financials assets consist of approximately nine percent of the total assets we record at fair value.

The fair value of the securities issued by the SIVs is determined using a net asset value approach, which considers the value of the underlying assets. The underlying assets are valued using external pricing services that incorporate market information, where available, or through the use of matrix pricing or other acceptable measures. Securities which lack market information are grouped by sector and valued by utilizing the most recent quoted price of the underlying asset and adjusting that price by the percentage change in the respective sector using indices or other relative benchmarks.

The Capital Support Agreements are the only financial liabilities recorded at fair value. The fair value of the Capital Support Agreements is determined through the use of an option pricing model designed for credit default swaps. The value is primarily affected by assumptions pertaining to the underlying assets, mainly default percentages and recovery rates specific to each security covered by the Capital Support Agreement.

The table below presents a reconciliation for all of our financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to September 30, 2008:

	Securities Issued by SIVs	Capital Support Agreements
Balance, January 1, 2008	$—	$(25,122)
Total gains (losses) (realized/unrealized):
Included in earnings	(6,588)	(87,301)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	15,321	—
Transfers in and out of Level 3	—	—

Balance, September 30, 2008	$8,733	$(112,423)

Fair value models or other techniques are sensitive to assumptions used for significant inputs. Where market data is available, the inputs used for valuation reflect that information as of our valuation date. When there is a lack of market data to use in the valuation process, judgment is then applied in formulating those inputs.

Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$210,280	$265,902
Net cash used in investing activities	(95,774)	(74,630)
Net cash used in financing activities	(129,637)	(181,026)

Net (decrease) increase in cash and cash equivalents	(15,131)	10,246
Cash and cash equivalents, beginning of period	360,921	286,948

Cash and cash equivalents, end of period	$345,790	$297,194

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At September 30, 2008, our unused sources of liquidity consisted of cash and cash equivalents of $345.8 million and the amount available under our credit facility. Cash and cash equivalents includes $74.4 million at September 30, 2008 from LSV, of which the Company has a 43 percent partnership interest (See Note 2 to the Consolidated Financial Statements). Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. The actual amount of cash and cash equivalents that is free and available for other general corporate purposes is reduced by these cash accounts. The credit facility agreement became effective in July, 2007 and initially provided for borrowings of up to $200.0 million. The agreement was amended in March 2008 to provide an additional $100.0 million in borrowings, raising the total aggregate limit to $300.0 million. The aggregate amount of the credit facility may be increased by an additional $100.0 million under certain conditions set forth in the agreement. Due to the outstanding letters of credit associated with the Capital Support Agreements (See “Money Market Fund Support” earlier in this discussion), the unrestricted amount available for working capital needs is limited to $144.0 million. The availability of the credit facility is subject to the compliance with certain covenants set forth in the agreement.

We have arrangements with two mutual funds sponsored by SEI as previously described under the section “Money Market Fund Support.” As of November 6, 2008, we may be required to provide capital to these mutual funds under certain conditions up to an aggregate amount of $296.4 million. In the event that capital must be provided to these mutual funds, we may, at our discretion, utilize the credit facility or contribute the required capital from unrestricted cash. However, so long as the letters of credit remain outstanding, the amount available under the credit facility will be reduced by the amount of the letters of credit. Therefore, only the remaining $144.0 million is unrestricted and may be used for other purposes as determined by management. Some of the covenants contained within the credit facility were amended as a result of the Capital Support Agreements that provide certain allowances and exemptions for transactions arising solely from the Capital Support Agreements. As of November 6, 2008, capital contributions made to the mutual funds by the Company were minimal.

Cash flows from operations decreased $55.6 million in 2008 compared to 2007 primarily due to the decline in net income and the net change in working capital accounts. Our working capital accounts were primarily affected by increased payments for incentive compensation in 2008 compared to 2007 and the change in deferred taxes in 2008 due to the non-cash charge related to the Capital Support Agreements.

Net cash used in investing activities includes:

•

The capitalization of costs incurred in developing computer software. In 2007, the Global Wealth Platform was placed into service. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality of the platform. The costs associated with these enhancements will be capitalized. We capitalized $39.5 million of software development costs in 2008 as compared to $50.1 million in 2007. The decrease in capitalized costs was primarily due to a higher proportion of spending related to the operation of the platform in 2008, which is not eligible for capitalization (See Note 1 to the Consolidated Financial Statements);

•

Purchases, sales and maturities of marketable securities. We had net cash outflows of $8.6 million for purchases of marketable securities in 2008 as compared to net cash outflows of $5.0 million in 2007. Cash outflows for marketable securities in 2008 were primarily for the purchase of U.S. government agency securities purchased to satisfy applicable regulatory requirements of SPTC, the securities issued by SIVs purchased from the SDIT MM Fund and U.S. Treasury securities purchased by SIDCO (See Notes 6 and 7 to the Consolidated Financial Statements). Purchases of marketable securities in 2007 mainly comprised investments for the start-up of new investment products;

•

Capital expenditures. Our capital expenditures in 2008 primarily include new computer-related equipment associated with the Global Wealth Platform. In 2007, capital expenditures also included costs related to the expansion of our corporate headquarters, which was completed in 2007. During the second quarter 2008, we initiated a new expansion project at our corporate headquarters. Total costs for this project are expected to be at least $13.4 million. The project is expected to be completed in 2009; and

•

Restricted cash requirements. We reserved $23.0 million in cash to secure our obligations as of September 30, 2008 related to the Capital Support Agreements (See Note 7 to the Consolidated Financial Statements).

Net cash used in financing activities includes:

•

Principal payments of our debt. We made the final payments for the outstanding balance of our Senior Notes in 2007, which includes a principal payment of $4.0 million in the first quarter for the remaining balance of our Series A Senior Notes. Principal payments in 2008 are comprised solely of payments made by LSV Employee Group for amounts included in our debt. LSV Employee Group made principal payments of $15.1 million in 2008 and $13.7 million in 2007.

•

The repurchase of our common stock. Our Board of Directors has authorized the repurchase of up to $1.5 billion worth of our common stock. Through November 6, 2008, we repurchased approximately 254.5 million shares of our common stock at a cost of $1.4 billion and had $86.7 million of authorization remaining for the purchase of our common stock under this program. We spent approximately $113.1 million during the first nine months of 2008 and $183.9 million during the first nine months of 2007 for the repurchase of our common stock. Currently, there is no expiration date for our common stock repurchase program; and

•

Dividend payments. Cash dividends paid were $28.9 million or $.15 per share in the first nine months of 2008 and $25.7 million or $.13 per share in the first nine months of 2007. Our Board of Directors intends to declare future dividends on a semi-annual basis.

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

During the past several months, there has been widespread turmoil in the financial services industry. Much of this concern recently has been focused on the financial health of banks and involves our risks regarding the consolidation within our target markets and the failure by a third-party service provider. We have significant relationships with banks. A substantial portion of our revenues is derived from servicing banks. Additionally, we utilize the services of banks in our operations. In the event that any of these banks should fail, this could cause a disruption in our ability to provide services to our clients. Our revenues and earnings could be significantly affected if the financial health of certain banks continues to deteriorate or if they become insolvent.

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

Interest Rate Risk - LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $33.4 million. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal.

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

Income before income taxes include gains of $676 thousand and losses of $1.4 million in the nine month periods of 2008 and 2007, respectively, relating to changes in the fair value of derivative financial instruments. The aggregate effect of a hypothetical ten percent change in the fair value of our investments would be:

Investment	Hypothetical Change In Value
Mutual Funds	$2,090
Debt securities	6,511

$8,601

We are also exposed to price risk associated with certain agreements that provide capital support to money market funds holding senior notes issued by structured investment vehicles and securities issued by structured investment vehicles purchased from the SDIT MM Fund (See Note 7 to the Consolidated Financial Statements and “Money Market Fund Support” earlier in this discussion).

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

(b)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding risk factors appears in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. The description of the risk factor regarding our exposure to liquidity issues in the subprime credit markets in our Annual Report on Form 10-K for the year ended December 31, 2007 has been modified to the following:

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

There have been no other material changes in our risk factors from those disclosed in Part I – Item 2 under the caption ‘Forward-Looking Information and Risk Factors’ of this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Our Board of Directors has authorized the repurchase of up to $1.5 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended September 30, 2008 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – 31, 2008	100,000	$22.39	100,000	$113,554,000
August 1 – 31, 2008	125,000	23.53	125,000	110,612,000
September 1 – 30, 2008	545,000	21.11	545,000	99,102,000

Total	770,000	21.67	770,000

Item 6.	Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

10.23.3	Amendment No. 3 to Credit Agreement, dated as of November 5, 2008, among SEI Investments Company, JPMorgan Chase Bank, N.A., as administrative agent and certain financial institutions.

10.29.12	Twelfth Amendment, dated November 7, 2008, to Capital Support Agreement, dated December 3, 2007 between SEI Investments Company and SEI Liquid Asset Trust Prime Obligation Fund.

10.32	Amended and Restated Capital Support Agreement, dated November 5, 2008, between SEI Investments Company and SEI Daily Income Trust for and on behalf of its Prime Obligation Fund.

10.33	Letter of Credit, dated November 7, 2008 in favor of SEI Daily Income Trust Prime Obligation Fund.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date: November 10, 2008	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer