Form 10-K
period 2008-12-31
SEI INVESTMENTS CO
filed 2009-02-25
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0 - 10200

SEI INVESTMENTS COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1707341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Freedom Valley Drive, Oaks, Pennsylvania	19456-1100
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 610-676-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC (The NASDAQ Global Select Market®)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $3.2 billion based on the closing price of $23.52 as reported by NASDAQ on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the common stock of the registrant.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐    No   ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 20, 2009:

Common Stock, $.01 par value	191,208,625

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

1.	The definitive proxy statement relating to the registrant’s 2009 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

(Cover page 2 of 2 pages)

SEI Investments Company

Fiscal Year Ended December 31, 2008

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

Item 1. Business.

Overview

SEI (NASDAQ: SEIC) is a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth. As of December 31, 2008, through its subsidiaries and partnerships in which the company has a significant interest, SEI administers $379.6 billion in mutual fund and pooled assets, manages $134.3 billion in assets, and operates from numerous offices worldwide.

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

1990’s

We introduced our “Manager-of-Managers” investment process, and offered these programs to investment advisors who manage wealth for their high-net-worth clients. We entered the institutional investor market and began offering asset management programs to retirement plan sponsors and institutional investors in selected global markets, including the United States, Canada, the United Kingdom, continental Europe, South Africa and East Asia.

2000’s

We delivered broader, more strategic solutions for clients and markets, including a complete life and wealth platform for operating an investment advisory business, a total operational outsourcing solution for investment managers, a fully-integrated pension management system for retirement plan sponsors and a complete life and wealth solution for ultra-high-net-worth families. We introduced Global Wealth Services, a next generation business solution integrating investment processing technology, operating processes and investment management programs.

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

Help institutional investors manage retirement plans and operating capital. Retirement plan sponsors, not-for-profit organizations and other institutional investors strive to meet their financial objectives while reducing business risk. We deliver customized investment management solutions that enable investors to make better decisions about their investments and to manage their assets more effectively.

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

Products and Services

Investment Processing

Investment processing solutions include computer processing services, software services, business process outsourcing services, securities valuation and trade execution services. We offer these outsourcing solutions to banks and trust institutions that provide wealth management services to their private and institutional investors. Investment advisors also use these investment processing solutions, together with our investment management programs, to provide wealth management services to their investors.

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

Enhancing the Global Wealth Services solution is the Global Wealth Platform, an investment accounting and securities processing system with capabilities that include global securities processing, trade-date and multi-currency accounting and reporting. The Global Wealth Platform offers enhanced client experience capabilities and improved operating efficiencies, and enables us to enter new markets in the United Kingdom, continental Europe and the United States. The platform is designed around the client and portfolio management processes. This enables banks to institutionalize their client processes around an investor’s investment objectives, facilitating a transition to model-based portfolio management, providing an improved client experience, while minimizing the expense associated with investment operations and reducing risk.

Revenues from investment processing services are earned as monthly fees from contracted services including software licenses, information processing, and investment operations. Revenues are primarily earned based upon the number of trust accounts being serviced. Revenues may also be earned for contracted project-oriented services related to client implementations. These revenues are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations. Securities valuation and trade execution fees are recognized as Transaction-based and trade execution fees on the accompanying Consolidated Statements of Operations. In addition, as we deploy our Global Wealth Services solution, we will attempt to price our investment processing services as a percentage of assets under management and administration.

Investment Management Programs

Investment management programs consist of money market, fixed-income and equity mutual funds, alternative investment portfolios and separate accounts. We serve as the administrator and investment advisor for many of these products. We provide these programs primarily through investment advisory firms, including investment advisors and banks, or directly to institutional or individual investors.

We have expanded these investment management programs to include other consultative, operational and technology components, creating comprehensive solutions tailored to the needs of a specific market. These components may include investment strategies, consulting services, administrative and processing services and technology tools.

Investors in our investment programs typically follow a customized investment strategy and invest in a globally diversified portfolio that consists of multiple classes and investment styles, constructed according to our disciplined investment process. Our investment process is based on five principles: asset allocation and appropriate diversification, both of which are important to investment performance; portfolio construction that consists of multiple managers with complementary approaches to achieve diversification of risk and returns; manager selection, where SEI acts as a manager-of-managers, selecting some of the best style-specific money managers from a global network of money managers; continuous portfolio management, to ensure each manager’s investment approach remains consistent with the objectives of the portfolio; and tax management, for an emphasis on after-tax returns.

As of December 31, 2008, we managed $96.6 billion in total assets, net of $37.7 billion in assets managed by LSV Asset Management (LSV). Our assets under management include $67.7 billion invested in our fixed-income and equity funds or through separately managed account programs, $18.2 billion invested in our liquidity funds and $10.7 billion invested in our collective trust fund programs.

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

As of December 31, 2008, we administered $245.3 billion in non-SEI mutual funds and other pooled assets.

Revenues from fund processing are primarily earned based upon a contractual percentage of net assets under administration. These revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.

Business Segments

Business segments are generally organized around our target markets. Financial information about each business segment is contained in Note 14 to the Consolidated Financial Statements. Our business segments are:

Private Banks – provides investment processing and investment management programs to banks and trust institutions worldwide and independent wealth advisers located in the United Kingdom;

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

Investments in New Businesses – provides investment management programs to ultra-high-net-worth families residing in the United States through the SEI Wealth Network®; and

LSV Asset Management – is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

The percentage of consolidated revenues generated by each business segment for the last three years was:

	2008	2007	2006
Private Banks	33%	30%	31%
Investment Advisors	18%	19%	19%
Institutional Investors	16%	15%	14%
Investment Managers	11%	10%	10%
Investments in New Businesses	1%	1%	1%
LSV	21%	25%	25%

	100%	100%	100%

Private Banks

The Private Banks segment delivers investment processing services and investment management programs worldwide to banks and trust institutions and independent wealth advisers in the United Kingdom.

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

Banks using our GWTS model outsource investment processing technology software and computer processing but retain responsibility for investment operations, client administration, and investment management. Clients operate our GWTS solution remotely while fully supported by our data center using dedicated telecommunications networks. The GWTS model includes a dedicated relationship team that supports our client’s business. We assist our clients with strategically reevaluating their systems and process needs as their businesses change.

The GWS model is an extension of our GWTS solution. It was designed for private banks and other trust organizations that prefer to outsource their entire investment operation. With the GWS solution, we assume the entire back-office processing function. The GWS model includes: investment processing; account access and reporting; audit, compliance and regulatory support data generation; custody and safekeeping of assets; income collections; securities settlement; and other related trust activities.

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

Client contracts have initial terms that are generally three to seven years in length. At December 31, 2008, we had significant relationships with approximately 125 banks and trust institutions in the United States, including trust departments of 9 of the 20 largest U.S. banks.

The Global Wealth Services solution will be further enhanced through the Global Wealth Platform. Our target markets for the enhanced Global Wealth Services solution primarily include private banks and independent wealth advisers in the United Kingdom as well as community, regional and national private banks in the United States. We believe the enhanced Global Wealth Services solution enabled by the new infrastructure will improve the client experience and place our clients in a superior position to serve the changing needs of their clients.

Our principal competitors in the investment processing business for this segment include Odyssey Technologies, Metavante Corporation, SunGard Data Systems Inc. and Temenos Group AG. We also consider “in-house” solutions to be a form of competition. Many large financial institutions develop, operate and maintain proprietary investment and trust accounting systems.

Our investment management programs for banks and distribution partners are offered worldwide. At December 31, 2008, there were approximately 305 investment management clients worldwide. We also had single-product relationships with approximately 185 additional banks and trust institutions. The principal competitors for this business are Dimensional Fund Advisors, Federated Investors, Inc., LPL Financial Corporation, Russell Investment Group, a subsidiary of The Northwestern Mutual Life Insurance Company, and investment manager of manager programs offered by other firms. We also consider “in-house” internal asset management capabilities to be a form of competition.

Investment Advisors

The Investment Advisors segment offers wealth management solutions to registered investment advisors, many of whom are affiliated with or are registered as independent broker-dealers, financial planners, and life insurance agents located throughout the United States. These wealth management solutions include our investment management programs and back-office investment processing outsourcing services. We also help advisors manage and grow their businesses by giving them access to our marketing support programs, business assessment assistance and recommended management practices. Our solutions aim to help investment advisors reduce risk, improve quality, and gain operational efficiency to devote more of their resources to servicing their clients.

Advisors are responsible for the investor relationship which includes creating financial plans, implementing investment strategies and educating and servicing their customers. Advisors may customize portfolios to include separate account managers as well as SEI-sponsored mutual funds. Our wealth and investment programs are designed to be attractive to affluent or high-net-worth individual investors with over $250 thousand of investable assets and small to medium-sized institutional plans.

We continually enhance our offering to meet the emerging needs of our advisors and their end clients. For example, in 2008, we completed the rollout of our new proposal generation software for advisors and introduced a new statement format to our end investors.

Although we have agreements with over 6,000 financial advisors, our business is based primarily on approximately 1,100 clients who, at December 31, 2008, had at least $5.0 million each in customer assets invested in our mutual funds and separately managed accounts. Revenues are earned largely as a percentage of average assets under management.

The principal competition for our investment management products is from other money managers and mutual fund companies. In the advisor distributor channel, the principal competitors include AssetMark Investment Services Inc., Brinker Capital, EnvestNet Asset Management, Inc., Fidelity Investments, Lockwood Advisors, Inc., a subsidiary of The Bank of New York Mellon, and other broker-dealers.

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

By outsourcing retirement plan services, we believe clients benefit from an investment approach built around an investment plan designed to meet the client’s long-term business and plan objectives and an investment process that removes the responsibility of manager selection. This approach is designed to reduce business risk, provide ongoing due diligence, and increase operational efficiency.

Fees are primarily earned as a percentage of average assets under management. At December 31, 2008, we had relationships with approximately 550 institutional investor clients. The principal competitors for this segment are Frank Russell Company, a subsidiary of The Northwestern Mutual Life Insurance Company, and Northern Trust Corporation.

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

Contracts for our fund and investment processing services generally have terms ranging from one to five years. Fees are primarily earned as a percentage of average assets under management and administration. At December 31, 2008, we had relationships with approximately 180 investment management companies and alternative investment managers. Our principal competitors for this segment include PFPC Worldwide Inc., a member of the PNC Financial Services Group, Inc., Citco, and State Street Bank and Trust Company.

Investments in New Businesses

The Investments in New Businesses segment represents other business ventures intended to expand our investment solutions to include ultra-high-net-worth families who reside in the United States. The family wealth management solution offers flexible family-office type services through a highly personalized solution while utilizing the Manager-of-Managers investment process.

The principal competitors for the family wealth solution are diversified financial services providers focused on the ultra-high-net-worth market.

LSV Asset Management

LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is a value-oriented, contrarian money manager offering a deep-value investment alternative utilizing a proprietary equity investment model to identify securities generally considered to be out of favor by the market. LSV is currently the specialist advisor to a number of our equity mutual funds. In addition, LSV is a portfolio manager to a portion of our global investment products. At December 31, 2008, LSV managed approximately $37.7 billion in total assets, of which $1.1 billion were assets in our mutual funds.

Research and Development

We are devoting significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms, and new investment products and services. We spent approximately $117.5 million in 2008, $141.9 million in 2007, and $139.1 million in 2006, of which we capitalized approximately $56.2 million in 2008, $61.4 million in 2007, and $73.3 million in 2006 relating to the development of new technology platforms. Total research and development expenditures as a percentage of revenues were 11.9 percent in 2008, 13.9 percent in 2007, and 15.7 percent in 2006. All percentages exclude the revenues of LSV.

The majority of our research and development spending is related to building our Global Wealth Platform (GWP). GWP combines our proprietary applications with those built by third-party providers, and integrates them into a single technology solution, providing a common user experience. In order to achieve this, we developed enterprise technology architecture to support component acquisition, integration, operation, and communication. This integration supports straight-through business processing and enables the transformation of front, middle and back-office operations.

The solution will serve European and U.S. markets. GWP provides the technology platform for the business solutions now being marketed to private banks and independent wealth adviser organizations in the United Kingdom and continental Europe. The TRUST 3000® platform does not meet certain requirements of European markets such as trade date reporting, trade date investment accounting, and multi-lingual reporting. In U.S. markets, we believe the demand for the advanced capabilities of the new platform will enable us to market our services to global wealth managers and existing clients in the Private Banks segment and improve the services we offer in the Investment Advisors segment.

GWP will eventually be used at some level by all business segments, except LSV. The front-end components will be used by us and by our clients to manage customer administration and portfolio management. The back-office components will streamline all investment-related activities and will eliminate manual processes and perform trade order execution and settlement activities.

Marketing and Sales

Our business solutions are directly marketed to potential clients in our target markets. We employ approximately 100 sales representatives who operate from offices located throughout the United States, Canada, the United Kingdom, continental Europe, South Africa, Asia and other locations.

Customers

In 2008, no single customer accounted for more than ten percent of revenues in any business segment.

Personnel

At February 20, 2009, we had approximately 2,200 full-time and 60 part-time employees. None of our employees is unionized. Management considers employee relations to be generally good.

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

We offer investment and banking products that also are subject to regulation by the federal and state securities and banking authorities, as well as foreign regulatory authorities, where applicable. Existing or future regulations that affect these products could lead to a reduction in sales of these products.

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

Available Information

We maintain a website at www.seic.com and make available free of charge through the Investors section of this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We include our website in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website. The material on our website is not part of this Annual Report on Form 10-K.

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

Our revenues and earnings are affected by changes in capital markets. A majority of our revenues are earned based on the value of assets invested in investment products that we manage or administer. Significant fluctuations in securities prices may materially affect the value of these assets and may also influence an investor’s decision to invest in and maintain an investment in a mutual fund or other investment product. As a result, our revenues and earnings derived from assets under management and administration could be adversely affected.

A majority of the securities held by our investment products are valued using quoted prices from active markets gathered by external pricing services. Securities for which market prices are not readily available are valued in accordance with procedures established by the Funds’ Board of Trustees and monitored by a Fair Value Committee designated by the Funds’ Board of Trustees. These procedures may utilize unobservable inputs that are not gathered from any active markets and involve considerable judgment. If these valuations prove to be inaccurate, our revenues and earnings from assets under management could be adversely affected.

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

We intend to implement enhancements and upgrades to the Global Wealth Platform through a series of releases. Future releases may include enhancements that could replace significant components that currently exist in the platform. If this occurs, we may incur significant costs due to the requirement to immediately expense the remaining net book value of previously capitalized development costs of those components that were replaced.

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

During the past several months, the financial services industry has faced an extremely difficult economic environment. Many of the challenges posed by this environment have raised serious concerns related to the financial health of banks. We utilize the services of banks in our operations. Although we have undertaken measures to reduce the potential disruption to our operations and the delivery of services to our clients in the event that any of these banks should fail, our revenues and earnings could be significantly affected if the financial health of certain banks continues to deteriorate or if they become insolvent.

Liquidity issues in the credit markets may affect our earnings and liquidity resources. Certain of our money market funds hold senior notes issued by structured investment vehicles which have ceased making payments on its outstanding notes on the scheduled maturity dates. We entered into support agreements to protect the shareholders of our money market funds from the liquidity risk associated with these securities. The amount of our obligation under these agreements and the corresponding charge against our earnings is dependent upon prevailing conditions in the credit markets that affect the value of structured investment vehicles, on the creditworthiness of the structured investment vehicle securities and the overall asset levels of our money market funds. Additionally, in the event the fund realizes a loss from the sale or disposition of a structured investment vehicle, we would be required to pay an amount to the funds of our obligation that could negatively impact our liquidity resources.

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

We offer investment and banking products that also are subject to regulation by the federal and state securities and banking authorities, as well as foreign regulatory authorities, where applicable. Existing or future regulations that affect these products could lead to a reduction in sales of these products. Directed brokerage payment arrangements offered by us are also subject to the SEC and other federal regulatory authorities. Changes in the regulation of directed brokerage or soft dollar payment arrangements or strategic decisions of our clients regarding these arrangements could affect sales of some services, primarily our brokerage services.

As a result of the recent economic and political developments, there has been an unusual amount of speculation about governmental regulation of financial institutions and financial products. Changes in laws or regulations and changes in the identity or policies of the regulators having jurisdiction over our regulated subsidiaries, products or clients could have a material impact on our markets, customers, solutions, revenues and costs.

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

We are exposed to data security risks. A failure to safeguard the integrity and confidentiality of client data and our proprietary data from the infiltration by an unauthorized user that is either stored on or transmitted between our proprietary systems or to other third party service provider systems may lead to modifications or theft of critical and sensitive data pertaining to us or our clients. The costs incurred to correct client data and prevent further unauthorized access to our data or client data could be extensive.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Oaks, Pennsylvania and consists of nine buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompass approximately 486,000 square feet of office space and 34,000 square feet of data center space. We lease other offices which aggregate 60,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

Executive Officers of the Registrant

Information about our executive officers is contained in Item 10 of this report and is incorporated by reference into this Part I.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock and Dividends:

Our common stock is traded on The Nasdaq Global Select Market® (NASDAQ) under the symbol “SEIC.” The following table shows the high and low sales prices for our common stock as reported by NASDAQ and the dividends declared on our common stock for the last two years. Our Board of Directors intends to declare future dividends on a semiannual basis.

2008	High	Low	Dividends
First Quarter	$32.49	$22.99	$—
Second Quarter	26.93	22.84	.08
Third Quarter	24.99	16.14	—
Fourth Quarter	23.77	11.64	.08

2007	High	Low	Dividends
First Quarter	$32.26	$28.63	$—
Second Quarter	32.64	28.23	.07
Third Quarter	29.64	22.45	—
Fourth Quarter	33.12	27.02	.07

As of January 30, 2009, we estimate that we had approximately 510 shareholders of record.

For information on our equity compensation plans, refer to Note 10 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.

Comparison of Cumulative Total Return of Common Stock, Industry Index and Nasdaq Market Index:

Issuer Purchases of Equity Securities:

Our Board of Directors has authorized the repurchase of up to $1.53 billion of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended December 31, 2008 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1 – 31, 2008	773,000	$14.96	773,000	$87,539,000
November 1 – 30, 2008	312,000	14.83	312,000	82,921,000
December 1 – 31, 2008	25,000	15.38	25,000	82,536,000

Total	1,110,000	$14.93	1,110,000

Item 6.	Selected Financial Data.

(In thousands, except per-share data)

This table presents selected consolidated financial information for the five-year period ended December 31, 2008. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Year Ended December 31,	2008	2007	2006 (A)(B)	2005	2004
Revenues	$1,247,919	$1,369,028	$1,175,749	$773,007	$692,269
Total expenses	751,570	775,053	677,298	557,915	482,411

Income from operations	496,349	593,975	498,451	215,092	209,858
Other (expense) income	(271,375)	(184,435)	(139,695)	80,117	55,273

Income before income taxes	224,974	409,540	358,756	295,209	265,131
Income taxes	85,720	149,731	121,766	106,865	96,110

Net income	139,254	259,809	236,990	188,344	169,021

Basic earnings per common share	$0.73	$1.32	$1.20	$0.94	$0.82
Shares used to calculate basic earnings per common share	192,057	196,120	197,364	200,742	206,798

Diluted earnings per common share	$0.71	$1.28	$1.17	$0.91	$0.80
Shares used to calculate diluted earnings per common share	195,233	202,231	203,266	206,276	211,732

Cash dividends declared per common share	$.16	$.14	$.12	$.11	$.10

Financial Position as of December 31,
Cash and cash equivalents	$416,643	$360,921	$286,948	$130,128	$216,966
Total assets	$1,341,715	$1,252,365	$1,079,705	$657,147	$615,475
Long-term debt (including current portion)	$31,532	$51,971	$80,638	$14,389	$23,945
Shareholders’ equity	$766,004	$756,383	$630,512	$421,688	$403,942

(A)	Beginning in 2006, we consolidated the accounts of both LSV and LSV Employee Group with the amount of ownership of the other existing partners reflected as minority interest. In prior periods, our proportionate share in the earnings of LSV earnings was reported in Equity in earnings of unconsolidated affiliate which was a component of other income (See Note 2 to the Consolidated Financial Statements).

(B)	Beginning in 2006, we adopted the provisions of SFAS 123(R) “Share-Based Payment.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except per-share data)

This discussion reviews and analyzes the consolidated financial condition at December 31, 2008 and 2007, the consolidated results of operations for the years ended December 31, 2008, 2007, and 2006, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this Annual Report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of December 31, 2008, through our subsidiaries and partnerships in which we have a significant interest, we administer $379.6 billion in mutual fund and pooled assets, manage $134.3 billion in assets, and operate from numerous offices worldwide.

Our reportable business segments are:

Private Banks – provides investment processing and investment management programs to banks and trust institutions worldwide and independent wealth advisers located in the United Kingdom and accounts for 33 percent of consolidated revenues in 2008;

Investment Advisors – provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States and accounts for 18 percent of consolidated revenues in 2008;

Institutional Investors – provides investment management programs and administrative outsourcing solutions to retirement plan sponsors and not-for-profit organizations worldwide and accounts for 16 percent of consolidated revenues in 2008;

Investment Managers – provides investment processing, fund processing and operational outsourcing solutions to investment managers, fund companies and banking institutions located in the United States and to investment managers worldwide of alternative asset classes such as hedge funds, fund of funds, and private equity funds and accounts for 11 percent of consolidated revenues in 2008;

Investments in New Businesses – provides investment management programs to ultra-high-net-worth families residing in the United States through the SEI Wealth Network®. This segment accounts for one percent of consolidated revenues in 2008; and

LSV Asset Management – is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. This segment accounts for 21 percent of consolidated revenues in 2008.

Results of Operations

Revenues, Expenses, Income from operations and Income before income taxes by business segment for the year ended 2008 compared to the year ended 2007, and for the year ended 2007 compared to the year ended 2006 are:

			Percent Change		Percent Change
Year Ended December 31,	2008	2007		2006
Revenues:
Private Banks	$408,500	$413,922	(1%)	$367,449	13%
Investment Advisors	223,164	259,288	(14%)	225,716	15%
Institutional Investors	198,154	199,593	(1%)	164,962	21%
Investment Managers	147,968	143,375	3%	118,964	21%
Investments in New Businesses	6,865	7,205	(5%)	7,537	(4%)
LSV	263,268	345,645	(24%)	291,121	19%

Total revenues	1,247,919	1,369,028	(9%)	1,175,749	16%
Expenses:
Private Banks	326,661	330,923	(1%)	279,089	19%
Investment Advisors	122,231	124,942	(2%)	111,907	12%
Institutional Investors	112,866	121,365	(7%)	106,377	14%
Investment Managers	101,078	101,401	—	90,799	12%
Investments in New Businesses	15,795	19,670	(20%)	22,891	(14%)
LSV (2)	164,783	213,926	(23%)	178,727	20%

Total expenses	843,414	912,227	(8%)	789,790	16%
Income from business segments:
Private Banks	81,839	82,999	(1%)	88,360	(6%)
Investment Advisors	100,933	134,346	(25%)	113,809	18%
Institutional Investors	85,288	78,228	9%	58,585	34%
Investment Managers	46,890	41,974	12%	28,165	49%
Investments in New Businesses	(8,930)	(12,465)	28%	(15,354)	19%
LSV	98,485	131,719	(25%)	112,394	17%

Total income from business segments	404,505	456,801	(11%)	385,959	18%

Corporate overhead expenses	(38,955)	(42,045)	(7%)	(38,842)	8%
LSV Employee Group (1)	(7,280)	(7,281)	—	(7,281)	—
Minority interest reflected in segments (2)	138,079	186,500	(26%)	158,615	18%

Income from operations	496,349	593,975	(16%)	498,451	19%

Other expense, net	(271,375)	(184,435)	47%	(139,695)	32%

Income before income taxes	$224,974	$409,540	(45%)	$358,756	14%

(1)	Primarily relates to amortization costs of identifiable intangible assets.

(2)	For the years ended December 31, 2008, 2007 and 2006, includes $135,251, $181,591 and $153,381, respectively, of minority interest of the other partners of LSV.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances
(In millions)	As of December 31,
			Percent Change		Percent Change
	2008	2007		2006
Private Banks:
Equity and fixed-income programs	$10,573	$21,160	(50%)	$16,806	26%
Collective trust fund programs	1,145	1,007	14%	1,251	(20%)
Liquidity funds	9,194	8,886	3%	8,513	4%

Total assets under management	$20,912	$31,053	(33%)	$26,570	17%
Client proprietary assets under administration	10,622	14,235	(25%)	14,738	(3%)

Total assets	$31,534	$45,288	(30%)	$41,308	10%
Investment Advisors:
Equity and fixed-income programs	$21,631	$36,378	(41%)	$34,096	7%
Collective trust fund programs	2,606	2,295	14%	2,480	(7%)
Liquidity funds	3,436	2,079	65%	1,421	46%

Total assets under management	$27,673	$40,752	(32%)	$37,997	7%
Institutional Investors:
Equity and fixed-income programs	$34,966	$44,833	(22%)	$37,720	19%
Collective trust fund programs	942	897	5%	1,081	(17%)
Liquidity funds	4,582	3,629	26%	3,371	8%

Total assets under management	$40,490	$49,359	(18%)	$42,172	17%
Investment Managers:
Equity and fixed-income programs	$8	$24	(67%)	$30	(20%)
Collective trust fund programs	5,974	6,651	(10%)	8,675	(23%)
Liquidity funds	869	325	167%	215	51%

Total assets under management	$6,851	$7,000	(2%)	$8,920	(22%)
Client proprietary assets under administration	234,628	215,124	9%	170,344	26%

Total assets	$241,479	$222,124	9%	$179,264	24%
Investments in New Businesses:
Equity and fixed-income programs	$519	$929	(44%)	$805	15%
Liquidity funds	153	74	107%	53	40%

Total assets under management	$672	$1,003	(33%)	$858	17%
LSV:
Equity and fixed-income programs	$37,714	$67,599	(44%)	$64,970	4%
Consolidated:
Equity and fixed-income programs	$105,411	$170,923	(38%)	$154,427	11%
Collective trust fund programs	10,667	10,850	(2%)	13,487	(20%)
Liquidity funds	18,234	14,993	22%	13,573	10%

Total assets under management	$134,312	$196,766	(32%)	$181,487	8%
Client proprietary assets under administration	245,250	229,359	7%	185,082	24%

Total assets under management and administration	$379,562	$426,125	(11%)	$366,569	16%

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

General Overview

Recent events in 2008 had unprecedented effects on the capital markets and greatly impacted the values of our assets under management and administration. During most of 2008, the equity markets declined steadily but then rapidly deteriorated beginning in September and throughout the remainder of the year. The S&P 5001 and the Dow Jones Industrial Average2 declined by over 35 percent and 30 percent, respectively, in 2008. Both measures declined by approximately 20 percent in the fourth quarter. Asset management, administration and distribution fees trended downward in 2008, following the decline of the capital markets. New client activity in our Institutional Investors and Investment Managers segments served to offset some of the devaluation in our assets under management and administration caused by the capital markets.

The lack of confidence in the capital markets also drove investors to seek highly-liquid, stable investments, such as money market funds, U.S. Treasury securities and alternative investments such as commodities. Our revenues were negatively impacted by this trend as some clients transferred their assets from our higher margin investment products, such as equity and fixed-income funds, into our lower margin investment products, such as money market funds. This tendency was especially true for our assets under management of U.S. investors in our Investment Advisors segment. Our revenues were also negatively impacted by withdrawals of assets from our investment products entirely by international investors in our Private Banks segment.

Volatility in the capital markets in 2007 was driven mainly by the onset of the subprime mortgage crisis in the later half of the year. The gains achieved in the first half of 2007 were largely offset by the decline in equity prices from fears of a broadening economic slowdown which led to negative returns in the fourth quarter. For the year, the S&P 500 and Dow Jones Industrial Average reported only modest gains. The appreciation in market values throughout most of 2007 increased the value of the assets we manage and administer thereby increasing our base revenues from existing clients. Even with the poor fourth quarter in 2007, our revenues increased relative to prior year comparable periods. Cash flows into our funds exceeded redemptions during 2007 from new and existing clients. The capital markets in 2007 were significantly different than 2008. This trend is evident in our revenues as well.

In late 2007, we entered into Capital Support Agreements with several of our money market funds. Among other money market instruments, these funds held senior notes issued by structured investment vehicles (SIV or SIVs) which failed to make payments on their outstanding notes on the scheduled maturity dates. Prolonged illiquidity in the credit markets during 2008 significantly reduced the market value of the collateral underlying the SIV securities owned by our money market funds, which greatly increased our obligation under the Capital Support Agreements (See “Money Market Fund Support” later in this discussion).

Of primary importance to our strategic initiatives is the successful deployment of the Global Wealth Platform. The initial version of the platform was delivered in July 2007. Our plan is to provide additional significant functionality for the platform through a series of releases that are expected to offer a complete global investment processing solution to private banks and non-bank wealth management firms. Our efforts in 2008 were primarily focused on major investment processing enhancements and building the operational infrastructure necessary to support the platform and our clients. The additional functionality built during 2008 was placed into service through a large release in January 2009.

Significant Items Impacting Our Financial Results in 2008

Revenues decreased $121.1 million, or nine percent, to $1.25 billion in 2008 compared to 2007. Net income declined $120.6 million, or 46 percent, to $139.3 million and diluted earnings per share dropped to $0.71 per share in 2008 compared to $1.28 per share in 2007. We believe the following items were significant to our business during 2008:

•

The steady deterioration in the capital markets coupled with the severe decline in the fourth quarter caused our Asset management, administration and distribution fees to decrease $136.0 million, or 12 percent, despite new business activity in our Institutional Investors and Investment Managers segments. Our assets under management decreased $62.5 billion in 2008, of which $29.9 billion pertained to assets managed by LSV.

[1]	S&P is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with SEI Investments.

[2]	Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with SEI Investments.

•

The decline in the value of our assets under management was partially mitigated by new business activity in our Institutional Investors segment. The global adoption of our integrated pension and endowment solution in our target markets generated net new client asset funding during 2008 of approximately $5.2 billion. Assets under administration in the Investment Managers segment increased $19.5 billion. The majority of this increase was due to asset funding from new and existing clients of our hedge fund and separately managed accounts solutions.

•

Our earnings during 2008 were adversely affected by a non-cash charge of $148.9 million related to the ongoing support we are providing in the form of the Capital Support Agreements for two of our money market funds that hold senior notes issued by SIVs. Prolonged illiquidity in the credit markets caused a significant decline in market value of the collateral underlying the SIVs which increased our obligation under the Capital Support Agreements. We also recognized a loss of $9.3 million in 2008 from the decline in fair value of SIV securities purchased directly from the one of our funds. Total charges in 2008 from the Capital Support Agreements and the SIV securities were $158.2 million (See “Money Market Fund Support” later in this discussion).

•

Our percentage ownership of LSV remained at approximately 43 percent. Our proportionate share in the earnings of LSV in 2008 was $98.5 million, a decrease of $33.2 million, or 25 percent, from 2007 levels. Their revenues decreased 24 percent primarily because of significant market depreciation in the value of the assets they manage. LSV’s assets under management were $37.7 billion at December 31, 2008, as compared to $67.6 billion the year prior, a decrease of 44 percent.

•

We continued to invest in the Global Wealth Platform and its operational infrastructure. During 2008, we capitalized $55.9 million for significant enhancements and new functionality for the platform, as compared to $61.4 million in 2007. The initial release of the Global Wealth Platform was placed into service in July 2007 with an estimated useful life of 15 years. We recognized approximately $14.7 million in amortization expense in 2008, an increase of $7.8 million over 2007. The amortization expense for the platform is primarily recognized in the Private Banks and Investment Advisors segments. In addition, we incurred higher costs for maintenance and support services in 2008 due to the release of the platform in July 2007.

•

Compensation, benefits and other personnel costs decreased $40.3 million in 2008 as compared to 2007. Our personnel costs, which mainly consist of salaries, incentive compensation and sales compensation, decreased $28.8 million. Our incentive compensation programs are tied to predetermined performance goals at the corporate and business segment levels. The actual amount of bonuses paid for the year is based on actual performance as compared to these targets. Incentive compensation decreased significantly in 2008 because of the substantial reduction in our revenues and the impact of the SIV-related charges against our earnings. Sales compensation expense in 2008 decreased, mainly in our Private Banks, Investment Advisors and LSV segments, due partly from current economic conditions which have extended our sales cycles and slowed new business activity.

•

Our stock-based compensation costs decreased $12.2 million in 2008. This decrease was primarily due to stock options vesting in 2007 and changes in our estimates of when unvested stock options would vest, net of an increase in expense associated with new grants in late 2007 and 2008 (See “Stock-Based Compensation” later in this discussion).

•	We continued our stock repurchase program during 2008 and purchased approximately 5,778,000 shares at an average price of approximately $22 per share for a total cost of $129.6 million.

•

Our 2008 effective tax rate was 38.1 percent as compared to 36.6 percent in 2007. The increase in our tax rate was due to a higher than usual state tax rate. The tax benefit associated with the deduction for the SIV-related losses is uncertain due to net operating loss carryforward limitations by Pennsylvania state tax law.

Significant Items Impacting Our Financial Results in 2007

Revenues increased $193.3 million, or 16 percent, to $1.37 billion in 2007 compared to 2006. Net income increased $22.8 million, or 10 percent, to $259.8 million and diluted earnings per share improved to $1.28 per share in 2007 compared to $1.17 per share in 2006. We believe the following items were significant to our business during 2007:

•

Revenue growth across all of our segments was primarily driven by higher asset-based fees from market appreciation through the first three quarters of 2007 and late 2006. Favorable capital market conditions increased the value of assets we manage or administer for our existing clients, resulting in an increase in our base revenues. These market conditions also generated improved profits and operating margins in our Investment Advisors, Institutional Investors and Investment Managers segments.

•

Sales of new business in our Institutional Investors and Investment Managers segments as well as positive cash receipts in 2007 and late 2006 from new and existing advisor relationships in our Investment Advisors segment contributed to the increase in our revenues and profits.

•

The LSV segment also contributed significantly to the increase in our revenues and profits. Our proportionate share in the earnings of LSV was $131.7 million in 2007, compared to $112.4 million in 2006, an increase of $19.3 million, or 17 percent. The increase was due to the growth in assets under management from capital market appreciation and funding from new and existing clients.

•

The Global Wealth Platform was placed into service in 2007. Amortization of previously capitalized software development costs of $217.8 million began in the third quarter and will continue to be amortized evenly over a period of 15 years. We incurred an additional $6.9 million in amortization expense in 2007 due to the release of the platform, primarily recognized in the Private Banks and Investment Advisors segments. We capitalized a total of $61.4 million in software development costs in 2007, as compared to $73.3 million during 2006, as a larger portion of our costs were incurred from maintenance and support of the platform as we enter the operational stage of the project.

•

Our consolidated operating margins were negatively impacted by increased spending for the development of the necessary infrastructure to deliver and support new company strategies and solutions. A substantial portion of these costs relate to personnel and third-party service providers.

•

We recorded a non-cash charge of $25.1 million in the fourth quarter 2007 related to agreements that provide capital support to money market funds holding investments that are exposed to liquidity and credit risk (See “Money Market Fund Support” later in this discussion).

•	We continued our stock repurchase program during 2007 and purchased approximately 7,161,000 shares at an average price of approximately $29 per share for a total cost of $205.1 million.

•	Our effective tax rate was 36.6 percent for 2007 compared to 33.9 percent in 2006. The 2006 effective tax rate benefited from a one-time favorable state legislative change and state tax planning.

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

Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in Item 1A “Risk Factors” of this Annual Report. The following items are, in our opinion, anticipated to occur in the next 12 to 18 months:

•

As stated earlier, the majority of our revenues are based on the value of our assets under management and administration which are affected by changes in the capital markets. The rapid decline in the capital markets in late 2008 significantly decreased the value of assets we manage and administer for our existing clients thereby reducing our base revenues. Also, the current economic environment has slowed decision making in some of our target markets. We are actively engaged with new prospects in our target markets but expect the current economic environment will make it difficult to generate substantial new client activity. If these unfavorable market conditions continue and consumer confidence remains low, we expect lower revenues and extended sales cycles throughout 2009. We are working diligently to manage our expenses by taking a number of actions to reduce expenses across the company. Included in these actions are direct expense reductions, elimination of non-strategic activities, process improvements as well as a reduction in our global workforce. We expect to incur one-time costs associated with the workforce reduction in the first quarter of 2009. Despite our cost containment efforts, we expect the sharp decline in the level of assets we manage or administer for our clients and the extended sales cycles will result in an overall reduction in our revenues, earnings and our cash flow from operations.

•

We have taken appropriate measures to protect our clients and shareholders of our money market funds from the illiquidity issues in the credit markets through our Capital Support Agreements. Future capital commitments and corresponding charges against our earnings for the obligations under these agreements will depend upon prevailing conditions in the credit markets as they impact the market value of the collateral underlying the SIV securities held by our funds. The market value of the SIV securities is based on estimates and assumptions that could be wrong. Also, the Capital Support Agreements expire in November 2009 and there is no expectation that they will be extended. It is likely that we will purchase the remaining SIV securities held by our funds at the remaining par value. The purchase of any individual SIV security could occur at any time prior to the expiration date and as early as the first quarter 2009. After our purchase of the SIV securities, we could either sell the securities or take our proportionate share of the underlying collateral of the SIV securities that have restructured. Our intention will be to liquidate our SIV holdings at a price we believe is reasonable based on current market conditions. However, the actual amount that we would receive from a liquidation may be significantly less than the current market value of the SIV securities. We will make every effort to effectively manage our risk of loss and liquidity exposure. As of February 20, 2009, our total risk of loss is $336.5 million, which is the remaining par value of all SIV securities either held by our funds or on our balance sheet. While we can not accurately predict the ultimate outcome, we believe our current available cash on hand, the capacity for borrowings from our credit facility, and our positive cash flows provide us the capital strength to effectively manage this issue in the best interests of our clients and our shareholders.

•

We will continue to invest in the Global Wealth Platform and its operational infrastructure because it is an important part of our future. We anticipate that development expenditures in 2009 will be less than those incurred in 2008. We will implement enhancements and upgrades to the Global Wealth Platform through a series of releases. The capitalized development costs associated with these releases will be amortized over the remaining useful life of the platform. We implemented a new release in early 2009 that will increase our level of amortization expense by $4.1 million in 2009. As we continue to progress through the project, we will incur increased costs for maintenance and support of the platform. These costs will be expensed as incurred. Future releases may include enhancements that could replace significant components that currently exist in the platform. If this occurs, we would immediately expense the remaining net book value of previously capitalized development costs of those components that were replaced. The remaining net book value of these costs required to be expensed could be material to our earnings.

•

Beginning in 2006, we consolidated the accounts of both LSV and LSV Employee Group because of the unsecured guaranty provided to the lenders to LSV Employee Group for their term loan to finance the purchase of an eight percent interest in LSV. As of December 31, 2008, our direct ownership in LSV was approximately 43 percent. We also have an indirect eight percent interest in LSV because of our guaranty to the lenders to LSV Employee Group. The two interests combined are greater than 50 percent. Assuming there are no other changes to our relationship with LSV or LSV Employee Group, we would prospectively discontinue consolidating the accounts of LSV if our direct interest in LSV decreases so that our combined interest is less than 50 percent or the term loan of LSV Employee Group is paid in full. LSV would be presented as a single net investment amount on our financial statements after deconsolidation.

•

We have recently finalized current federal and state income tax audits. The conclusion of these audits will allow us to recognize certain tax benefits as discrete items during the first quarter of 2009. We expect these benefits to be significant and, therefore, we anticipate our effective tax rate for the first quarter 2009 will be below the rate for the comparable period in 2008.

•

We will continue to transform our company from one that is product and services based to one that is solutions based. Each of our business segments has developed a new business model that will gradually move our clients to our new business solutions. We will continue to implement our new business model for each segment.

•

We expect merger and acquisition activity among banks and other financial services firms to be prevalent as these firms confront the ongoing economic environment. In addition, consolidation activities by banks and other financial services firms may cause larger institutions to internalize some or all of our outsourcing services. Large bank clients in our Private Banks segment have announced mergers in 2008. Although the final outcome of these announced mergers as they relate to our services is not yet fully known, these activities may negatively impact our revenues and earnings.

Money Market Fund Support

In late 2007, we entered into Capital Support Agreements with the SEI Daily Income Trust Prime Obligation Fund (the SDIT PO Fund), the SEI Daily Income Trust Money Market Fund (the SDIT MM Fund), and the SEI Liquid Asset Trust Prime Obligation Fund (the SLAT PO Fund) (each a Fund or, together, the Funds). We are the advisor to the Funds. The sub-advisor to the Funds is Columbia Management, which is the primary investment management division of Bank of America Corporation. Many of our clients are investors in the Funds. SDIT PO Fund is rated AAA and Aaa by Standards & Poor’s Corporation (S&P) and Moody’s Investor Services Inc. (Moody’s), respectively, and the SDIT MM Fund is rated Aaa by Moody’s. The SLAT PO Fund is not rated by S&P or Moody’s.

Among other money market instruments, the Funds hold senior notes issued by SIVs. SIVs issue commercial paper and other debt securities and use the proceeds to purchase bonds and other long-term debt instruments that are used to collateralize the obligations of the vehicle. The senior notes are collateralized by residential mortgage-backed securities, commercial mortgage-backed securities, corporate collateralized debt obligations and collateralized debt obligations of asset-backed securities. Some of the SIVs ceased making payments on their outstanding notes on the scheduled maturity dates.

In October 2007, S&P stated that it would place any mutual fund that had an AAA rating and owned certain SIV securities on credit watch with negative implications unless the fund was provided credit support having an A-1 short-term rating by S&P. Although we were not obligated to provide the credit support required by S&P, in order to avoid a credit watch by S&P on the SDIT PO Fund, and to address the needs of our customers who require an S&P AAA rating of the SDIT PO Fund, we entered into the Capital Support Agreements to satisfy S&P’s requirement. We entered into similar agreements with the SDIT MM and SLAT PO Funds.

Since the time we entered into the Capital Support Agreements in late 2007, significant illiquidity issues persisted in the credit markets which caused the market values of the collateral underlying the SIV securities to decline. This triggered ratings downgrades on the SIV securities from the principal rating agencies which required us to post additional capital support to the SDIT PO Fund in order for it to maintain a AAA rating by S&P. In late 2008, we amended the Capital Support Agreements with the SDIT PO Fund and the SLAT PO Fund. We also amended our credit facility to increase the aggregate amount available for borrowings up to $300.0 million (See Liquidity and Capital Resources section later in this discussion and Note 8 to the Consolidated Financial Statements).

On September 30, 2008, we purchased the Gryphon (formerly Cheyne) notes directly from the SDIT MM Fund. The Gryphon notes were the last remaining SIV securities held by this Fund. The cash purchase price paid to the SDIT MM Fund of $15.3 million was equal to the amortized cost of the Gryphon notes. The market value on that date was $8.7 million and as of December 31, 2008 was $5.7 million. The total loss recognized through December 31, 2008 was $9.3 million. The Gryphon notes were received by the SDIT MM Fund in exchange for the Cheyne notes through a restructuring in July 2008. We have received cash distributions on the Gryphon notes since our purchase of the notes in September 2008. The Capital Support Agreement with the SDIT MM fund was allowed to lapse after the purchase of the Gryphon notes.

On November 5, 2008, we amended the Capital Support Agreement that was entered into on November 8, 2007 with the SDIT PO Fund. The Amended and Restated Capital Support Agreement (the SDIT PO Amended Agreement) requires us to provide additional support to the SDIT PO Fund. The SDIT PO Amended Agreement provides that if the SDIT PO Fund realizes payments or sales proceeds from the ultimate disposition of any of the specified SIV securities which are less than its amortized cost, we will be required to provide capital to the SDIT PO Fund equal to the amount by which the amortized cost of the specified SIV securities exceeds the amount realized from the sale or other disposition of the SIV securities. Also, we must maintain collateral in the form of a letter of credit and/or a segregated cash account equal to the difference between the amortized cost value and the market value of the specified SIV securities plus an amount equal to ten percent of the market value of the specified SIV securities. The SDIT PO Amended Agreement is scheduled to expire on November 6, 2009.

On November 28, 2008, we amended the Capital Support Agreement that was entered into on December 3, 2007 with the SLAT PO Fund. The Amended and Restated Capital Support Agreement (the SLAT PO Amended Agreement) requires us to commit capital to the SLAT PO Fund subject to an aggregate limit of $30.0 million if the fund realizes payments or sales proceeds from the ultimate disposition of any specified SIV securities held by the Fund which are less than the amortized cost of the specified SIV securities. Upon the sale or other disposition of the SIV securities, the amount of required capital commitment would be the least of the following amounts: (i) the amount, if any, by which the amortized cost of the SIV securities exceeds the amount realized from the sale or other disposition of the SIV securities; (ii) the amount, if any, necessary to restore the net asset value per share of the Fund to $0.9950, or (iii) the remaining amount of the aggregate limit of the Capital Support Agreement applicable to the Fund, taking into account all prior contributions. Under the SLAT PO Amended Agreement, we must maintain collateral in the form of a letter of credit and/or segregated cash account equal to the aggregate limit of committed capital. The SLAT PO Amended Agreement is scheduled to expire on November 6, 2009.

In the event we are required to commit capital to either Fund, we will not receive any consideration from the Fund, in the form of shares of the Fund or any other form, for the contributed capital. If the market value of the SIV securities is less than its amortized cost (and in the case of the SLAT PO Fund, the aggregate net asset value of the SLAT PO Fund is less than $0.9950), then, even though the loss has not been realized through the sale or other disposition of the SIV securities, we will be obligated to commit the required amount of capital for the amount that the market value of the SIV securities are less than its amortized cost (or in the case of the SLAT PO Fund, the net asset value is at least $.9950). However, in this case, we would not be required to pay the capital contribution to the Funds. As of December 31, 2008, the amount of our obligation to commit capital to the Funds was $174.0 million, but this amount was not required to be paid since the Funds did not realize any loss from the sale of the SIV securities. The amount of our obligations recognized is reflected in Net loss from investments on the Consolidated Statements of Operations.

The following table summarizes our obligations from the Amended Capital Support Agreements as of December 31, 2008.

			For the Year 2008		Cumulative
	Par Value of Securities	Support Amount	Gross Charge	After-Tax Charge	Gross Charge	After-Tax Charge
Capital Support Agreement (1)	$257,737	$257,737	$121,885	$75,447	$147,007	$90,997
Capital Support Agreement (2)	68,109	30,000	26,976	16,698	26,976	16,698

Total	$325,846	$287,737	$148,861	$92,145	$173,983	$107,695

(1)	Pertains to SDIT PO Fund

(2)	Pertains to SLAT PO Fund

The obligations under the Amended Capital Support Agreements are secured by letters of credit of a third party bank rated A-1 by S&P. The letters of credit were issued under our existing credit facility that provides for borrowings up to $300.0 million. The letters of credit have a term of one year. As of December 31, 2008, we have $190.0 million of letters of credit outstanding (See Liquidity and Capital Resources section later in this discussion).

All SIV securities that remain on the books of the two Funds covered by the Amended Capital Support Agreements are in technical default. The Funds currently hold five SIV securities, three of which have already restructured. Gryphon is the largest SIV security held by the Funds. As of February 20, 2009, the aggregate par value of the Gryphon notes represent 74 percent of the total par value of all SIV securities held by the SDIT PO Fund and 11 percent of the total par value of all SIV securities held by the SLAT PO Fund. The next largest SIV security held by the Funds is Stanfield Victoria. Stanfield Victoria is currently in receivership and has not yet fully restructured. The ultimate outcome of the restructuring is currently unknown. As of February 20, 2009, the aggregate par value of Stanfield Victoria represents the remaining 26 percent of the total par value of all SIV securities held by the SDIT PO Fund and 24 percent of the total par value of all SIV securities held by the SLAT PO Fund. Gryphon and Stanfield Victoria represent 86 percent of the total par value of the SIV securities held, in aggregate, by the Funds. No other SEI-sponsored fund holds any SIV securities.

According to the terms of the Amended Capital Support Agreements, we are required to purchase any SIV securities held by the Funds which have not completed restructuring by April 1, 2009. We anticipate that the SIV securities that have not restructured as of February 20, 2009 may not complete restructuring by March 31, 2009 and; therefore, we expect that we will be required to purchase these SIV securities.

Our total risk of loss from SIV securities is limited to the aggregate remaining par value held by the Funds and on our balance sheet. As of February 20, 2009, the aggregate par value of these securities totaled $336.5 million. We do not engage in any lending activities or any other activity that exposes us to a risk of loss associated with the illiquidity issues in the credit markets.

The following table summarizes our obligations from the Amended Capital Support Agreements as of February 20, 2009.

				First Quarter to date February 20, 2009		Cumulative as of February 20, 2009
	Par Value of Securities	Support Amount	Required Collateral	Gross Charge	After-Tax Charge	Gross Charge	After-Tax Charge
Capital Support Agreement (1)	$254,275	$254,275	$160,024	$2,545	$1,782	$149,552	$92,779
Capital Support Agreement (2)	67,373	30,000	30,000	1,781	1,247	28,757	17,945

Total	$321,648	$284,275	$190,024	$4,326	$3,029	$178,309	$110,724

(1)	Pertains to SDIT PO Fund

(2)	Pertains to SLAT PO Fund

When we entered into the Capital Support Agreements, the Funds became variable interest entities and we were considered to have a significant variable interest in the Funds. Therefore, we needed to determine if we were the primary beneficiary according to the provisions established in FIN 46(R). Our analysis concluded that we were not the primary beneficiary because the support we provide under the Capital Support Agreements would not absorb a majority of the variability created by the assets of the Funds. As a result, we were not required to consolidate the accounts of the Funds into our Consolidated Financial Statements. We perform this analysis at each reconsideration event (See Note 1 to the Consolidated Financial Statements).

The Amended Capital Support Agreements are considered derivative contracts in accordance with applicable accounting guidance and are categorized as Level 3 liabilities as specified by SFAS No. 157 (SFAS 157), “Fair Value Measurements” (See Fair Value Measurements section later in this discussion). These Level 3 liabilities comprise 53 percent of our total current liabilities at December 31, 2008. The fair value of the derivative contracts approximates the value of our actual obligation at December 31, 2008. The value of the Capital Support Agreements will be determined at least quarterly. In the event payments are not required to be paid to the Funds, such expense may be reversed in a subsequent period.

Our future obligation under the Amended Capital Support Agreements is affected by a number of factors including, but not limited to, prevailing conditions in the credit markets as they impact the value of the SIV securities owned by the Funds, the creditworthiness of the SIV securities and the overall asset level of the SLAT PO Fund. A change in the net asset value of the SLAT PO Fund is dependent upon net investments or redemptions in the Fund and the net asset value of the portfolio assets of the Funds. Changes in these amounts, including changes in portfolio assets resulting from mark-to-market adjustments, will affect the per share net asset value of the Funds. The fair market value of the SIV securities is derived from current market prices or, in the event no market price exists, from external valuation sources (See Fair Value Measurements section later in this discussion).

The market value of the SIV securities has the most significant impact on the amount of our obligation under the Capital Support Agreements. Our obligation can fluctuate on a daily basis. The following table, based on actual values as of February 20, 2009, is included to give an indication of the impact of a one percent movement in the value of securities issued by SIVs held by the Funds on our obligation under the Capital Support Agreements:

Hypothetical Change In Value
Capital Support Agreement for SDIT PO Fund	$2,543
Capital Support Agreement for SLAT PO Fund (1)	604

$3,147

(1)	Assumes no change in the value of the portfolio assets of the Fund.

Stock-Based Compensation

Our stock based compensation consists of stock option grants to board members, senior management and key employees. We believe that stock based compensation serves as an important means of aligning the interest of management and employees with the interests of our shareholders. The 2007 Equity Compensation plan became effective June 1, 2007 and provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights of up to 20 million shares of common stock. Upon the effective date of the 2007 Equity Compensation Plan, our 1998 Equity Compensation plan was terminated. No options are available for grant under the 1998 Plan and any grants outstanding under the 1998 Plan continue in effect under the terms of the grant and the applicable plan. Currently, our stock based compensation consists of only non-qualified stock options. For more information on our option plans, see Note 10 to the Consolidated Financial Statements and Item 12 of this Annual Report.

We account for stock based compensation in accordance with SFAS 123(R). Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as various other assumptions. These assumptions include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We currently base our expectations for these assumptions from historical data. These expectations are subject to change in future periods.

All outstanding stock options have performance based vesting provisions that tie the vesting of stock options to our financial performance. Our stock options vest at a rate of 50 percent when a specified diluted earning per share target is achieved, and the remaining 50 percent when a second, higher specified diluted earnings per share target is achieved. Stock options granted prior to 2006 fully vest after seven years from the date of grant. Beginning in 2006, the seven year vesting trigger was eliminated and, as a result, options do not vest due to the passage of time but solely as a result of achievement of the financial vesting targets. Earnings per share targets are calculated exclusive of stock-based compensation expense, net of tax. The diluted earnings per share targets are established at time of grant and are measured annually on December 31. The amount of stock-based compensation expense is based upon our estimates of when we believe the earnings per share targets may be achieved. If our estimate of the attainment of the earnings per share targets proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect our net income and net income per share.

In 2008 and 2007, we recognized approximately $16.0 million and $28.2 million, respectively, in stock-based compensation expense, a decrease of $12.2 million. This decrease consisted of the following components:

Change in Stock-Based Compensation Expense
Stock-based compensation expense recognized in 2007 for grants that vested in December 2007	$(13,516)
Stock-based compensation cost recognized in 2008 for grants made in December 2007	5,521
Change in management’s estimate in 2008 of expected vesting of stock options for grants that were outstanding at December 31, 2007	(4,450)
Stock-based compensation expense recognized in 2008 for grants made in 2008	449
Other	(189)

$(12,185)

Based upon our current estimate of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Year	Stock-Based Compensation Expense

2009	$20,478
2010	19,153
2011	11,613
2012	11,432
2013	5,106
2014	2,861
2015	2,861
2016	1,572

$75,076

Business Segments

Private Banks

Year Ended December 31,	2008	2007	Percent Change	2006	Percent Change
Revenues:
Investment processing and software servicing fees	$225,994	$220,604	2%	$204,224	8%
Asset management, administration & distribution fees	129,466	153,312	(16%)	128,301	19%
Transaction-based and trade execution fees	53,040	40,006	33%	34,924	15%

Total revenues	$408,500	$413,922	(1%)	$367,449	13%

Revenues decreased $5.4 million, or one percent, in 2008 compared to 2007. Revenues during 2008 were primarily affected by:

•	Decreased investment management fees from existing international clients due to lower assets under management caused by declining capital markets and negative cash flows;

•	Decreased non-recurring investment processing fees in our GWS solution due to lower implementation fees; partially offset by

•	Increased trade execution fees due to significant volatility in the capital markets during the fourth quarter; and

•	Increased recurring investment processing fees in our GWS and GWTS solutions.

Revenues increased $46.5 million, or 13 percent, in 2007 compared to 2006. Revenues during 2007 were primarily affected by:

•	Increased assets under management caused by favorable capital market conditions and additional asset funding from existing international investment management clients;

•	Implementation fees related to the merger of two existing clients of our GWTS solution in 2007; and

•	An increase in revenues in our GWS solution from cross-sales of other services to existing clients; partially offset by

•

A decrease in non-recurring revenues in our GWTS solution due to a one-time buyout fee of $4.7 million of an existing contract in 2006 and from implementation fees earned in 2006 from client acquisitions.

Operating margins were 20 percent in 2008 and 2007. Operating income decreased $1.2 million, or one percent, in 2008 compared with 2007. Operating income in 2008 was primarily affected by:

•	A decrease in revenues;

•	Increased non-capitalized spending for technology, infrastructure buildout, and personnel associated with the Global Wealth Platform;

•	A full year of amortization expense related to the Global Wealth Platform as compared to a partial year in 2007 due to the mid-year release date of the platform; and

•	Increased direct expenses associated with the increased trade execution fees; partially offset by

•	Decreased direct expenses associated with the lower investment management fees;

•	Decreased stock-based and incentive-based compensation expenses; and

•	Decreased sales compensation expenses due to the reduced amount of sales of new business.

Operating margins were 20 percent in 2007 as compared to 24 percent in 2006. Operating income decreased $5.4 million, or six percent, in 2007, compared with 2006. Operating income during 2007 was primarily affected by:

•	Increased direct expenses associated with higher levels of assets from new and existing international investment management clients;

•	Increased personnel expenses and other operational costs necessary to deliver business outsourcing solutions to existing clients;

•	Increased non-capitalized technology spending and infrastructure buildout related to the Global Wealth Platform; and

•	Amortization expense related to the release of the Global Wealth Platform at the beginning of the third quarter of 2007; partially offset by

•	An increase in revenues.

Investment Advisors

Revenues decreased $36.1 million, or 14 percent, in 2008 compared with 2007. Revenues during 2008 were primarily affected by:

•	Decreased investment management fees from existing clients due to lower assets under management caused by declining capital markets;

•	Decreased investment management fees from negative net cash flows and client-directed shifts from our equity and fixed-income programs to our liquidity products; and

•	A decrease in the average basis points earned on assets due to client-directed shifts to liquidity products.

Revenues increased $33.6 million, or 15 percent, in 2007 compared with 2006. Revenues during 2007 were primarily affected by:

•

Increased investment management fees from existing clients due to higher assets under management caused by favorable capital market conditions and positive cash receipts from new and existing advisor relationships.

Operating margins were 45 percent in 2008 and 52 percent in 2007. Operating income decreased $33.4 million, or 25 percent, in 2008 compared with 2007. Operating income in 2008 was primarily affected by:

•	A decrease in revenues;

•	Increased non-capitalized technology spending related to the Global Wealth Platform;

•	A full year of amortization expense related to the Global Wealth Platform as compared to a partial year in 2007 due to the mid-year release date of the platform;

•	Increased costs in our operations associated with the higher volume of investment transactions due to increased market volatility; partially offset by

•	Decreased stock-based and incentive-based compensation expenses; and

•	Decreased sales compensation expenses due to the reduced amount of sales of new business.

Operating margins were 52 percent in 2007 as compared to 50 percent in 2006. Operating income increased $20.5 million, or 18 percent, in 2007 compared with 2006. Operating income during 2007 was primarily affected by:

•	An increase in revenues;

•	The write-off of the front-end component of the SEI Advisor Desktop for $3.4 million during the second quarter of 2006; partially offset by

•	Increased personnel costs for our investment advisors business and investment management operations;

•	Increased non-capitalized technology spending related to the Global Wealth Platform;

•	Amortization expense related to the release of the Global Wealth Platform at the beginning of the third quarter of 2007.

Institutional Investors

Revenues decreased $1.4 million, or one percent, in 2008 compared with 2007. Revenues during 2008 were primarily affected by:

•

Decreased investment management fees from existing clients due to lower assets under management caused by declining capital markets and client losses as well as unfavorable foreign currency fluctuations in revenues from our international clients; partially offset by

•	Asset funding from new sales of our retirement and not-for-profit solutions; and

•	Asset funding from existing clients.

Revenues increased $34.6 million, or 21 percent, in 2007 compared with 2006. Revenues during 2007 were primarily affected by:

•	Asset funding from new sales of our retirement and not-for-profit solutions;

•	Asset funding from existing clients; and

•	Increased assets under management from existing clients caused by favorable capital market conditions.

Operating margins were 43 percent in 2008 and 39 percent in 2007. Operating income increased $7.0 million, or nine percent, in 2008 compared with 2007. Operating income during 2008 was primarily affected by:

•	Decreased stock-based and incentive-based compensation expenses; and

•	Decreased direct expenses related to the decrease in revenues; partially offset by

•	A decrease in revenues.

Operating margins were 39 percent in 2007 and 36 percent in 2006. Operating income increased $19.6 million, or 34 percent, in 2007 compared with 2006. Operating income during 2007 was primarily affected by:

•	An increase in revenues; less

•	Increased direct expenses associated with the increase in revenues;

•	Increased personnel costs, including stock-based compensation expenses, for our international institutional business and investment management operations; and

•	Increased sales compensation expenses related to sales of new business.

Investment Managers

Revenues increased $4.6 million, or three percent, in 2008 compared with 2007 and $24.4 million, or 21 percent, in 2007 compared with 2006. Revenues during 2008 and 2007 were primarily affected by:

•	Asset funding from existing clients of hedge fund and separately managed accounts solutions;

•	Cash flows from new clients, primarily hedge fund clients; partially offset by

•	Client losses, primarily traditional fund administration clients; and

•	Negative cash flows from existing clients, primarily from hedge fund clients, due to lower valuations due to capital market declines as well as client redemptions.

Operating margins were 32 percent in 2008, 29 percent in 2007 and 24 percent in 2006. Operating income increased $4.9 million, or 12 percent, in 2008 compared with 2007, and $13.8 million, or 49 percent, in 2007 compared with 2006. Operating income during 2008 and 2007 was primarily affected by:

•	An increase in revenues; and

•	Decreased stock-based and incentive-based compensation expenses; partially offset by

•	Increased personnel, mainly salary, and other costs for our investment manager operations.

LSV

Revenues decreased $82.4 million, or 24 percent, in 2008 compared with 2007. Revenues during 2008 were primarily affected by:

•	Decreased assets under management from declining capital markets.

Revenues increased $54.5 million, or 19 percent, in 2007 compared with 2006. Revenues during 2007 were primarily affected by:

•	Increased assets under management from the growth in assets from new and existing clients and capital market appreciation.

Operating margins were 37 percent in 2008 and 38 percent in 2007. Our earnings from LSV decreased $33.2 million, or 25 percent, in 2008 compared with 2007. Operating income during 2008 was primarily affected by:

•	A decrease in revenues.

Operating margins were 38 percent in 2007 and 39 percent in 2006. Our earnings from LSV increased $19.3 million, or 17 percent, in 2007 compared with 2006. Operating income during 2007 was primarily affected by:

•	An increase in revenues.

Other

Corporate overhead expenses

Year Ended December 31,	2008	2007	Percent Change	2006	Percent Change
Corporate overhead expenses	$38,955	$42,045	(7%)	$38,842	8%

Corporate overhead expenses primarily consist of corporate units such as executive management, accounting, regulatory compliance, workforce development and other general administrative costs not directly associated with a reportable business segment. The decrease in these expenses in 2008 was primarily due to lower incentive compensation and stock-based compensation expenses and other discretionary costs. The increase in corporate overhead expenses in 2007 was primarily due to costs and resources associated with our corporate compliance program and employee development programs.

Other Income and Expense Items

Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2008	2007	Percent Change	2006	Percent Change
Net loss from investments	$(158,018)	$(25,395)	N/A	$(2,378)	N/A
Interest and dividend income	13,740	18,596	(26%)	13,521	38%
Interest expense	(3,418)	(4,709)	(27%)	(5,464)	(14%)
Other income	5,577	2,952	89%	1,588	86%
Minority interest	(129,256)	(175,879)	(27%)	(146,962)	20%

Total other income and expense items, net	$(271,375)	$(184,435)	47%	$(139,695)	32%

Net loss from investments

Net loss from investments consists of:

Year Ended December 31,	2008	2007	2006
Losses from Capital Support Agreements	$(148,861)	$(25,122)	$—
Net realized gain from sales of marketable securities	2,515	772	2,302
Decrease in fair value of financial instruments	(9,692)	(1,089)	(1,521)
Other-than-temporary declines in market value	(1,961)	—	(1,979)
Other (losses) gains	(19)	44	(1,180)

Net loss from investments	$(158,018)	$(25,395)	$(2,378)

Losses from Capital Support Agreements include non-cash charges pertaining to our obligation to provide capital support to our money market funds that hold SIV securities (See “Money Market Fund Support” earlier in this discussion).

We elected to apply the fair value option under SFAS 159 to certain securities acquired in 2008. SFAS 159 requires these securities be reported at their fair value and any unrealized gains and losses be recognized in current period earnings. The net amount of all unrealized losses on these securities for which we have elected the fair value option is reflected in Decrease in fair value of financial instruments on the above table. These securities are classified as Trading Securities on our Consolidated Balance Sheet and primarily include: a) the last remaining SIV securities that were held by our SDIT MM Fund; b) seed money investment in a LSV–sponsored mutual fund; and c) futures contracts purchased to hedge our investment in the LSV-sponsored fund.

As of December 31, 2008, the market value of the SIV security purchased from the SDIT MM Fund was $5.7 million and the cost basis was $15.0 million resulting in an unrealized loss of $9.3 million. The value of this SIV security is dependent on the market value of the underlying collateral which involves assumptions and estimates. This SIV security is classified as a Level 3 security in the fair value hierarchy (See Fair Value Measurements section later in this discussion).

Our seed money investment in the LSV-sponsored mutual fund is intended to facilitate the startup of the fund. This mutual fund is a U.S. dollar denominated fund that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the fund are translated into U.S. dollars within the fund. In order to provide some protection for our original investment in this fund, we purchased equity and currency futures contracts as part of an economic hedging strategy to minimize our exposure to price and currency risk. We hold equity futures contracts with a notional value of $4.1 million that are expected to hedge the price risk associated with movements of certain Canadian, Australian and global indices. We also purchased currency futures contracts with a notional value of $2.7 million that are expected to hedge the currency risk associated with movements of the U.S. dollar against the Canadian and Australian dollars since the underlying securities of the fund are predominately denominated in those currencies. The fair value of the futures contracts are netted against the fair value of the investment in the LSV-sponsored fund. Changes in the fair value of the LSV-sponsored fund and the related futures contracts are recognized in Net loss from investments on the accompanying Consolidated Statements of Operations.

In consideration of a hypothetical change in the value of the LSV-sponsored fund, a change in the value of our futures contracts are expected to substantially offset the gains or losses associated with the investment and minimize the impact to our earnings.

We have investments in two SEI-sponsored mutual funds which primarily invest in fixed-income securities, including debt securities issued by municipalities and mortgage-backed securities. The market value of these securities has steadily decreased since the initial purchase in 2007. In August 2008, we concluded that the earnings potential and near term prospects of some of the issuers of the underlying securities held in the funds are uncertain and that it was unlikely the investments will fully recover from a loss position in the foreseeable future. Due to these factors, we recorded an impairment charge of $2.0 million during the third quarter of 2008 and classified this charge as an Other-than-temporary decline in market value. Subsequently, the market value of these securities declined an additional $3.3 million by December 31, 2008. We did not record an other-than-temporary impairment charge at December 31, 2008 due to our assessment of several factors including the volatility in the capital markets, the short duration of time since the impairment charge recorded in August 2008 and our ability and intent to hold onto these securities for a sufficient period to allow for a recovery. We will closely monitor the market value of these securities and may record an other-than-temporary impairment charge at a future date.

The other-than-temporary decline in market value of $2.0 million in 2006 related to an investment in a SEI-sponsored mutual fund that had been in an unrealized loss position for an extended period of time. The market value of this investment eventually increased. We liquidated our entire holdings in this investment and realized a gain in 2008.

Other losses in 2007 and 2006 include write-downs of approximately $0.5 million in 2007 and $1.5 million in 2006, respectively, related to an investment in a private company. The write down in 2007 represented the remaining balance of the investment in the company.

Interest and dividend income

Interest and dividend income is earned based upon the amount of cash that is invested daily. The decrease in interest income in 2008 compared to 2007 was due to a decline in interest rates and lower cash balances. The increase in 2007 was due to higher overall cash balances and interest rates as compared to those in 2006.

Interest expense

Interest expense in 2008 includes the borrowings of LSV Employee Group and fees for our lines of credit. Interest expense for the debt associated with LSV Employee Group was approximately $2.3 million in 2008, $3.8 million in 2007 and $4.4 million in 2006. The decline in interest expense in 2008 compared to 2007 is due to the lower amount of outstanding debt of LSV Employee Group and the inclusion of interest expenses associated with our Senior Notes in 2007. We made a voluntary payment for the remaining balance on our Senior Notes in August 2007. The decrease in interest expense in 2007 compared to 2006 is due to lower balances of outstanding debt.

Other income

Other income in 2008 relates to an adjustment for interest costs associated with borrowings in prior years at a time when various capital projects were underway. We incorrectly expensed all interest costs rather than capitalizing these costs as part of the cost basis of these capital projects (See Note 1 to the Consolidated Financial Statements).

Minority interest

Minority interest primarily includes the amount owned by other shareholders or partners of LSV and LSV Employee Group in which we have a significant or controlling interest. The accounts of these entities are included in our consolidated financial statements.

Income Taxes

Our effective tax rate was 38.1 percent in 2008, 36.6 percent in 2007 and 33.9 percent in 2006. The 2008 effective tax rate is higher than prior years due to state tax impact relating to the expense associated with the Capital Support Agreements. For Pennsylvania state tax purposes, we are required to defer the tax deduction on this expense until cash payment is made. This deferred deduction gives rise to a deferred tax asset, which generally provides future tax savings. However, the usage of this asset is substantially limited due to Pennsylvania’s net operating loss carryforward rules. Therefore, we cannot deduct this expense because the future benefit of this deduction is uncertain.

Fair Value Measurements

The fair value of our financial assets and liabilities is determined in accordance with the fair value hierarchy established in SFAS 157. The fair value of most of our financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) securities that are single issuer pools that are valued based on current market data of similar assets. Our Level 3 financial assets and liabilities consist mainly of SIV securities and the Capital Support Agreements. The Capital Support Agreements are considered derivative liabilities for accounting purposes, for which the fair value is based principally on changes in the fair value of SIV securities held by our money market funds.

The underlying collateral of the SIV securities is mainly comprised of asset-backed securities and collateralized debt obligations. Recent liquidity issues surrounding collateralized debt obligations and asset-backed securities has greatly affected the fair value of SIV securities. Given the lack of any reliable market data on the SIV securities owned by us or held by our money market funds, the fair value of these SIV securities is determined using a net asset value approach which considers the value of the underlying collateral. We utilize external pricing services that incorporate market data, where available, or through the use of matrix pricing or other acceptable measures. The valuation methodology used by these service providers considers various characteristics of the underlying collateral including, but not limited to, the issuer, collateral attributes, prepayment speeds, and credit ratings. The underlying collateral that lack any market data are grouped by sector and valued using the most recent quoted price, which may be longer than one year, and adjusting that price by the percentage change in the respective sector using relative benchmarks. Prices for the SIV securities as well as the underlying collateral are subject to internal reviews that consider broker quotes, current market observations and other analyses to verify the fair value. In the event a market transaction does exist, we will evaluate the circumstances surrounding the transaction in order to assess if the price used represents the fair value according to the guidance in SFAS 157. In our opinion, the price of SIV securities used in recent transactions were from distressed sales and did not represent the implied fair value of the SIV securities held by us or by our money market funds.

The table below presents a reconciliation for all of our financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to December 31, 2008:

	Trading Securities Issued by SIVs	Other Trading Securities	Capital Support Agreements
Balance, January 1, 2008	$—	$—	$(25,122)
Purchases, issuances and settlements, net	15,034	1,971	—
Total gains (losses) (realized/unrealized):
Included in earnings	(9,321)	(274)	(148,861)
Included in other comprehensive income	—	—	—
Transfers in and out of Level 3	—	—	—

Balance, December 31, 2008	$5,713	$1,697	$(173,983)

Liquidity and Capital Resources

Year Ended December 31,	2008	2007	2006
Net cash provided by operating activities	$284,728	$361,457	$346,170
Net cash used in investing activities	(86,299)	(96,058)	(118,016)
Net cash used in financing activities	(142,707)	(191,426)	(71,334)

Net increase in cash and cash equivalents	55,722	73,973	156,820
Cash and cash equivalents, beginning of year	360,921	286,948	130,128

Cash and cash equivalents, end of year	$416,643	$360,921	$286,948

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At December 31, 2008, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility. Cash and cash equivalents of $416.6 million includes $60.5 million at December 31, 2008 from LSV, of which we have a 43 percent partnership interest (See Note 2 to the Consolidated Financial Statements). Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. The actual amount of cash and cash equivalents that is free and available for other general corporate purposes is reduced by these cash accounts.

We have capacity for additional borrowings through a five year unsecured senior revolving credit facility with JPMorgan Chase Bank, N.A., individually and as agent and a syndicate of other lenders. We have no reason to believe that any of the participating lenders will be unable to honor their respective commitments relating to all of the terms of the credit facility. The credit facility became effective in July 2007 and initially provided for borrowings up to $200.0 million. Three amendments to the credit facility were executed in 2008. The primary changes to the credit facility from the amendments included: 1) an increase of $100.0 million in the total aggregate borrowing amount to $300.0 million with an option for an additional increase of $100.0 million to $400.0 million under certain conditions; 2) an allowance for the incurrence of the contingent obligation represented by the Amended Capital Support Agreements; 3) the exclusion of purchases of SIV securities held by SDIT PO and SLAT PO of up to $346.0 million and purchases of GNMA securities to satisfy applicable regulatory requirements of SPTC, our wholly-owned subsidiary, of up to $100.0 million from the calculation of certain investments; and 4) an increase in the allowable leverage ratio for the additional contingent obligations required under the Amended Capital Support Agreements. These amendments were completed as part of our effort to manage our SIV exposure for the benefit of our clients and ultimately for our shareholders (See “Money Market Fund Support” earlier in this discussion).

The availability of the credit facility is subject to the compliance with certain covenants set forth in the agreement. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. Of all of the covenants, we believe satisfying the leverage ratio could be the most difficult in the future. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). The amount of consolidated indebtedness according to the terms of the covenant include the capital commitment under the Capital Support Agreements and the outstanding debt of LSV Employee Group. We must maintain at all times prior to and including September 30, 2009, a ratio of consolidated indebtedness of not more than 2.25 times the amount of EBITDA, at all times from October 1, 2009 through and including December 31, 2009, not more than 2.00 times EBITDA, and at all times thereafter, not more than 1.75 times EBITDA. As of December 31, 2008, our leverage ratio is 1.10 times EBITDA. Although we expect this ratio to increase in 2009 if unfavorable market conditions persist, we do not anticipate that this covenant or any covenant of the credit facility will restrict our ability to borrow from the credit facility.

The obligations under the Amended Capital Support Agreements are secured by letters of credit of a third party bank rated A-1 by S&P. The letters of credit were issued under the credit facility. The letters of credit have a term of one year with various expiration dates beyond the expiration date of the Amended Capital Support Agreements. In the event that capital must be provided to the Funds or we have to purchase any of the SIV securities, we may at our discretion utilize the credit facility or use our available cash on hand. However, so long as the letters of credit remain outstanding, the amount available under the credit facility will be reduced by the total amount of the letters of credit. As of February 20, 2009, we had $195.0 million of letters of credit outstanding. Therefore, only the remaining $105.0 million of the credit facility is unrestricted and may be used for general purposes.

Cash flows from operations decreased $76.7 million in 2008 compared to 2007 and increased $15.3 million in 2007 compared to 2006. The decrease in 2008 was primarily due to the decline in net income and the net change in working capital accounts. Our working capital accounts were primarily affected by lower expected payments for incentive compensation in 2008 compared to 2007, lower accounts receivable balances from the decline in revenues and the change in deferred taxes in 2008 due to the non-cash charge related to the Amended Capital Support Agreements. The increase in cash flows in 2007 was primarily caused by the increase in net income.

We have long-term contractual agreements with banks and other financial institutions, especially within our Private Banks segment. These banks and financial institutions continue to meet the scheduled payment terms under these contracts. We have no reason to believe that these clients will be unable to satisfy current and future obligations. Additionally, the Investment Managers segment has contractual agreements with managers of hedge funds. There have been recent concerns and issues within the hedge fund industry. We believe our clients are stable and well-respected managers that will continue to remain viable entities over the long-term. These firms continue to meet all of their obligations. Our clients continue to meet their current financial obligations with us. We do not have any significant collectibility issues regarding our receivables as of December 31, 2008 and we have not received any indications that we should anticipate significant collectibility issues regarding our receivables in the near term.

Net cash used in investing activities includes:

•

The capitalization of costs incurred in developing computer software. We will continue the development of the Global Wealth Platform, placed in service in 2007, through a series of releases to expand the functionality of the platform. The costs associated with these enhancements will be capitalized. We capitalized $52.0 million of software development costs in 2008 as compared to $61.4 million in 2007. The decrease in capitalized costs was primarily due to increased maintenance and support for the operation of the platform in 2008, which is not eligible for capitalization (See Note 1 to the Consolidated Financial Statements);

•

Purchases, sales and maturities of marketable securities. We had cash outflows of $61.6 million for purchases of marketable securities in 2008 as compared to cash outflows of $73.4 million in 2007. Inflows from sales and maturities of marketable securities were $60.7 million and $68.9 million in 2008 and 2007, respectively. Cash outflows for marketable securities in 2008 were primarily for the purchase of GNMA securities purchased to satisfy applicable regulatory requirements of SPTC, U.S. Treasury securities purchased by SIDCO, and the SIV securities purchased from the SDIT MM Fund (See Notes 6 and 7 to the Consolidated Financial Statements). Purchases of marketable securities in 2007 mainly comprised investments for the start-up of new investment products; and

•

Capital expenditures. Our capital expenditures in 2008 primarily include new computer-related equipment associated with our investment processing platforms. In 2007, capital expenditures also included costs related to the expansion of our corporate headquarters, which was completed in 2007. During the second quarter 2008, we initiated a new expansion project at our corporate headquarters. Total costs for this project are expected to be at least $13.4 million, of which $2.7 million was spent in 2008. Work on the expansion project has been temporarily suspended. The completion of the project is estimated to occur within one year from the resumption date of the project.

Net cash used in financing activities includes:

•

Principal payments of our debt. Principal payments in 2008 are comprised solely of payments made by LSV Employee Group for amounts included in our debt. LSV Employee Group made principal payments of $20.4 million in 2008 and $19.7 million in 2007. We made a voluntary principal payment of $5.0 million for the remaining balance of our Senior Notes in 2007.

•

Dividend payments. Cash dividends paid were $28.9 million or $.15 per share in 2008, $25.7 million or $.13 per share in 2007 and $22.7 million or $.12 per share in 2006. Our Board of Directors declared a cash dividend of $.08 per share on December 16, 2008. The dividend was paid on January 22, 2009 for $15.3 million.

•

The repurchase of our common stock. Our Board of Directors has authorized the repurchase of up to $1.5 billion worth of our common stock. Through January 31, 2009, we repurchased approximately 254.8 million shares of our common stock at a cost of $1.4 billion and had $82.5 million of authorization remaining for the purchase of our common stock under this program. Currently, there is no expiration date for our common stock repurchase program. The following table lists information regarding repurchases of our common stock during 2008, 2007, and 2006:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost (in thousands)
2008	5,778,000	$22.44	$129,633
2007	7,161,000	28.64	205,085
2006	4,689,000	23.40	109,734

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for ongoing operations; our obligations with respect to the Capital Support Agreements, continued investment in new products and equipment; our common stock repurchase program; and future dividend payments.

Significant Arrangement

On January 24, 2006, we entered into a Guaranty and Collateral Agreement with LSV Employee Group, LaSalle Bank National Association and certain other lenders. We entered into the agreement in order to facilitate the acquisition of certain partnership interests of LSV by LSV Employee Group. Additional information pertaining to the agreement is presented in Note 2 to the Consolidated Financial Statements.

Contractual Obligations and Contingent Obligations

As of December 31, 2008, the Company is obligated to make payments in connection with its lines of credit, debt obligations, operating leases, maintenance contracts and other commitments in the amounts listed below. The contractual obligation table below excludes $4,067 of the Company’s FIN 48 liabilities because the Company cannot make a reasonable estimate of the timing of the related cash payment. The Company has no unrecorded obligations other than the items noted in the following table:

	Total	2009	2010	2011 to 2012	2013 and Thereafter
Line of credit and long-term debt (a)(b)	$36,278	$9,919	$7,579	$18,780	$—
Operating leases and maintenance agreements (c)	38,253	11,778	7,981	6,744	11,750
Other commitments (d)	11,723	11,723	—	—	—

Total	$86,254	$33,420	$15,560	$25,524	$11,750

(a)	Amounts include estimated commitment fees for our credit facility and fronting fees for our letters of credit. See Note 8 to the Consolidated Financial Statements.

(b)	Amounts include the long-term debt of LSV Employee Group. See Note 2 to the Consolidated Financial Statements.

(c)	See Note 12 to the Consolidated Financial Statements.

(d)	Amount includes the FIN 48 liabilities that are classified as a current liability on the accompanying Consolidated Balance Sheets. The actual cash payment associated with these commitments may differ. See Note 13 to the Consolidated Financial Statements.

In November 2008, we amended the Capital Support Agreements with the SDIT PO Fund and the SLAT PO Fund. These amended agreements provide that if either of the Funds realize payments or sales proceeds from the ultimate disposition of specified SIV securities which are less than its amortized cost, we will be required to provide capital to the Fund equal to the amount by which the amortized cost of the specified SIV security exceeds the amount realized from the sale or other disposition of the SIV securities (See “Money Market Fund Support” earlier in this discussion).

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

Fair Value of Financial Assets and Liabilities:

The fair value of our financial assets and liabilities are determined in accordance with the fair value hierarchy established in SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy of SFAS 157 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

Level 1 – Quoted prices in active markets for identical assets and liabilities without adjustment;

Level 2 – Observable inputs other than level 1 prices, such as quoted prices for similar assets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and

Level 3 – Unobservable inputs that are supported by little or no market activity and are significant to the fair value of those assets or liabilities.

The use of Level 3 inputs to determine the fair value of our financial assets and liabilities requires consider judgment by management. Our Level 3 financial assets and liabilities consist of SIV securities we own and the Capital Support Agreements, which are largely dependent on the fair value of the SIV securities held by our money market funds (See Fair Value Measurements section earlier in this discussion).

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

We evaluate the carrying value of our capitalized software when circumstances indicate the carrying value may not be recoverable. The review of capitalized software for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. Our capitalized software was developed using mainstream technologies that are industry standards and are based on technology developed by multiple vendors that are significant industry leaders. External market factors include, but not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. In 2008, we determined that no events or change in circumstances had occurred that would indicate that our capitalized software development costs were impaired.

Goodwill and Intangible Assets:

The goodwill and intangible assets on our Consolidated Balance Sheets were generated from the purchase of partnership interest by LSV Employee Group of LSV. Under the provisions of SFAS 142, we perform assessments for impairment of goodwill at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment assessment is performed using a two-step, fair value based test. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed. The second step requires an allocation of fair value to the individual assets and liabilities using a purchase price allocation in order to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recognized. We estimate the fair value of the LSV reporting unit primarily based upon an earnings multiple approach. This approach requires an estimate of future expected cash flows from the LSV reporting unit which involves significant assumptions by management. This approach has been consistently applied since inception of the goodwill.

A review of the carrying value of our intangible assets is performed during our assessment of goodwill since both were generated by LSV Employee Group’s purchase of an interest in LSV. For purposes of recognizing and measuring an impairment loss, a long-lived asset shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent. It is impossible to distinguish between the cash flows generated by goodwill and intangible assets and therefore the impairment analysis of the intangible assets are grouped with all of the other assets of LSV, including goodwill. To date, we have not recognized any impairment charge pertaining to our goodwill or intangible assets.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations,” which replaces SFAS No.141, “Business Combinations.” SFAS 141R will change how to account for business acquisitions. SFAS 141R requires the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date to be measured at their fair values as of that date, with limited exceptions. SFAS 141R makes various other amendments intended to provide additional guidance or to confirm existing guidance. SFAS 141R will become effective for us beginning in the first quarter of 2009. Early adoption is not permitted. We are currently evaluating the impact SFAS 141R will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), “Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No.51.” SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. SFAS 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 will become effective for us beginning in the first quarter of 2009. Early adoption is not permitted. We are currently evaluating the impact SFAS 160 will have on our consolidated financial statements but we do not believe it will have a significant impact upon adoption.

In March 2008, the FASB issued FASB Statement No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 will become effective for us beginning in the first quarter of 2009. We are currently evaluating the impact SFAS 161 will have on our consolidated financial statements but we do not believe it will have a significant impact upon adoption.

In April 2008, the FASB issued FSP 142-3 (FSP 142-3), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” The intent of this new guidance is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting pronouncements. FSP 142-3 will become effective for us beginning in the first quarter of 2009. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements but we do not believe it will have a significant impact upon adoption.

In October 2008, the FASB issued FSP FAS 157-3 (FSP FAS 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8 (FSP 140-4 and FIN 46R-8), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP 140-4 and FIN 46R-8 requires additional disclosures related to variable interest entities in accordance with SFAS 140 and FIN 46R. These disclosures include significant judgments and assumptions, restrictions on assets, risks and the affects on financial position, financial performance and cash flows. This FSP became effective for the first reporting period ending after December 15, 2008. We adopted FSP 140-4 and FIN 46R-8 as of December 31, 2008. Disclosures required by FSP 140-4 and FIN 46R-8 are included in Note 1 to our consolidated financial statements. The adoption of FSP 140-4 and FIN 46R-8 did not have any financial impact on our consolidated financial statements.

See the discussion of New Accounting Pronouncements in Note 1 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk - Our exposure to changes in interest rates primarily relates to our investment portfolio. Our excess cash is principally invested in short-term, highly liquid financial instruments, mainly money market funds, with a substantial portion of such investments having initial maturities of three months or less. The holdings in our investment portfolio most sensitive to interest rate risk include Government National Mortgage Association (GNMA) securities and a short-term mutual fund principally invested in securities of U.S. and foreign commercial banks and government agencies. We place our investments in financial instruments that meet high credit quality standards. While changes in interest rates could decrease interest income, we do not believe that we have a material exposure to changes in interest rates. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk management transactions.

Additionally, LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $30.5 million. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of SEI Investments Company and its subsidiaries (“the Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 24, 2009

Consolidated Balance Sheets (In thousands)	SEI Investments Company and Subsidiaries

December 31,	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$416,643	$360,921
Restricted cash	14,000	10,250
Receivables from regulated investment companies	28,364	38,198
Receivables, net of allowance for doubtful accounts of $2,656 and $3,032 (Note 4)	179,845	236,911
Deferred income taxes, net	84,830	17,310
Securities owned (Note 6)	—	16,777
Other current assets	15,989	14,567

Total Current Assets	739,671	694,934

Property and Equipment, net of accumulated depreciation and amortization of $142,240 and $126,591 (Note 4)	148,124	143,516

Capitalized Software, net of accumulated amortization of $52,113 and $34,915	270,606	231,684

Investments Available for Sale (Note 6)	75,380	77,169

Trading Securities (Note 6)	11,313	—

Goodwill (Notes 2 and 3)	22,842	22,842

Intangible Assets, net of accumulated amortization of $23,523 and $15,864 (Notes 2 and 3)	52,518	60,177

Other Assets, net	21,261	22,043

Total Assets	$1,341,715	$1,252,365

The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets (In thousands, except par value)	SEI Investments Company and Subsidiaries

December 31,	2008	2007
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$7,200	$8,000
Accounts payable	12,308	8,690
Accrued liabilities (Note 4)	134,776	186,902
Capital Support Agreements (Note 7)	173,983	25,122
Payable to regulated investment companies	97	601
Deferred revenue	1,530	1,052

Total Current Liabilities	329,894	230,367

Long-term Debt	24,332	43,971

Deferred Income Taxes	104,548	73,600

Other Long-term Liabilities (Note 13)	4,067	11,895

Minority Interest	112,870	136,149

Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Series Preferred stock, $.05 par value, 50 and 60 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 750,000 shares authorized; 191,195 and 194,375 shares issued and outstanding	1,912	1,944
Capital in excess of par value	485,721	445,474
Retained earnings	289,682	298,975
Accumulated other comprehensive (loss) income, net	(11,311)	9,990

Total Shareholders’ Equity	766,004	756,383

Total Liabilities and Shareholders’ Equity	$1,341,715	$1,252,365

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations (In thousands, except per-share data)	SEI Investments Company and Subsidiaries

Year Ended December 31,	2008	2007	2006
Revenues:
Asset management, administration and distribution fees	$955,399	$1,091,424	$918,142
Information processing and software servicing fees	229,807	230,301	213,066
Transaction-based and trade execution fees	62,713	47,303	44,541

Total revenues	1,247,919	1,369,028	1,175,749
Expenses:
Commissions and fees	171,972	176,523	147,835
Compensation, benefits and other personnel	309,870	350,150	315,502
Consulting, outsourcing and professional fees	103,789	94,642	77,753
Data processing and computer related	44,602	42,189	37,755
Facilities, supplies and other costs	74,378	74,413	69,306
Depreciation and amortization	46,959	37,136	29,147

Total expenses	751,570	775,053	677,298
Income before interest, taxes, minority interest and other items	496,349	593,975	498,451
Net loss from investments	(158,018)	(25,395)	(2,378)
Interest and dividend income	13,740	18,596	13,521
Interest expense	(3,418)	(4,709)	(5,464)
Other income	5,577	2,952	1,588
Minority interest	(129,256)	(175,879)	(146,962)

Net income before income taxes	224,974	409,540	358,756
Income taxes	85,720	149,731	121,766

Net income	$139,254	$259,809	$236,990

Basic earnings per common share	$0.73	$1.32	$1.20

Diluted earnings per common share	$0.71	$1.28	$1.17

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (In thousands)	SEI Investments Company and Subsidiaries

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Share- holders’ Equity	Compre- hensive Income (Loss)
	Shares	Amount
Balance, December 31, 2005	98,580	$986	$268,608	$148,127	$3,967	$421,688
Comprehensive income:
Net income	—	—	—	236,990	—	236,990	$236,990
Foreign currency translation	—	—	—	—	2,771	2,771	2,771
Unrealized net losses on investments, net of income taxes of $465	—	—	—	—	108	108	108
Reclassification adjustment for losses realized in net income, net of income taxes of $442	—	—	—	—	792	792	792

Total comprehensive income							$240,661

Purchase and retirement of common stock	(2,345)	(23)	(6,389)	(103,322)	—	(109,734)
Issuance of common stock under the employee stock purchase plan	63	—	2,504	—	—	2,504
Issuance of common stock upon exercise of stock options	2,655	27	42,131	—	—	42,158
Stock-based compensation	—	—	24,811	—	—	24,811
Tax benefit on stock options exercised	—	—	32,150	—	—	32,150
Dividends declared ($.24 per share)	—	—	—	(23,726)	—	(23,726)

Balance, December 31, 2006	98,953	$990	$363,815	$258,069	$7,638	$630,512
Comprehensive income:
Net income	—	—	—	259,809	—	259,809	$259,809
Foreign currency translation	—	—	—	—	2,728	2,728	2,728
Unrealized net gains on investments,net of income taxes of $89	—	—	—	—	—	—	—
Reclassification adjustment for losses realized in net income, net of income taxes of $220	—	—	—	—	(376)	(376)	(376)

Total comprehensive income							$262,161

Stock dividend	98,155	982	—	(982)	—	—
Purchase and retirement of common stock	(5,227)	(52)	(14,520)	(190,512)	—	(205,084)
Issuance of common stock under the employee stock purchase plan	90	—	2,908	—	—	2,908
Issuance of common stock upon exercise of stock options	2,404	24	41,377	—	—	41,401
Stock-based compensation	—	—	28,195	—	—	28,195
Tax benefit on stock options exercised	—	—	23,699	—	—	23,699
Dividends declared ($.14 per share)	—	—	—	(27,409)	—	(27,409)

Balance, December 31, 2007	194,375	$1,944	$445,474	$298,975	$9,990	$756,383

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (In thousands)	SEI Investments Company and Subsidiaries

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Share- holders’ Equity	Compre- hensive Income (Loss)
	Shares	Amount
Balance, December 31, 2007	194,375	$1,944	$445,474	$298,975	$9,990	$756,383
Comprehensive income:
Net income	—	—	—	139,254	—	139,254	$139,254
Foreign currency translation	—	—	—	—	(18,961)	(18,961)	(18,961)
Unrealized net losses on investments, net of income taxes of $1,522	—	—	—	—	(2,484)	(2,484)	(2,484)
Reclassification adjustment for gains realized in net income, net of income taxes of $107	—	—	—	—	144	144	144

Total comprehensive income							$117,953

Purchase and retirement of common stock	(5,778)	(58)	(11,666)	(117,911)	—	(129,635)
Issuance of common stock under the employee stock purchase plan	144	1	2,830	—	—	2,831
Issuance of common stock upon exercise of stock options	2,454	25	25,601	—	—	25,626
Stock-based compensation	—	—	16,010	—	—	16,010
Tax benefit on stock options exercised	—	—	7,472	—	—	7,472
Dividends declared ($.16 per share)	—	—	—	(30,636)	—	(30,636)

Balance, December 31, 2008	191,195	$1,912	$485,721	$289,682	$(11,311)	$766,004

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows (In thousands)	SEI Investments Company and Subsidiaries

Year Ended December 31,	2008	2007	2006
Cash flows from operating activities:
Net income	$139,254	$259,809	$236,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,959	37,136	29,147
Distribution from unconsolidated affiliate	—	—	16,940
Undistributed earnings of minority interests	129,256	175,879	146,962
Payments to partners of LSV	(144,399)	(147,313)	(88,779)
Provision for losses on receivables	(376)	302	1,210
Stock-based compensation	16,010	28,195	24,811
Gain on partial sale of unconsolidated affiliate	—	—	(267)
Gain on sale of joint venture	—	(2,952)	—
Deferred income tax (benefit) expense	(34,727)	420	12,520
Net realized losses from investments	7,196	274	399
Write-off of capitalized software	—	—	5,694
Capitalized interest	(5,577)	—	—
Other-than-temporary declines in market value	1,961	—	1,979
Change in other long-term liabilities	(7,828)	11,895	—
Other	(26,193)	(7,652)	(6,667)
Change in current assets and liabilities:
Decrease (increase) in:
Receivables from regulated investment companies	9,834	(598)	(7,042)
Receivables	56,527	(29,299)	(44,759)
Other current assets	(1,422)	(2,253)	(2,153)
Increase (decrease) in:
Accounts payable	3,618	1,571	2,163
Capital Support Agreements	148,861	25,122	—
Payable to regulated investment companies	(504)	343	54
Accrued expenses	(54,200)	10,132	16,649
Deferred revenue	478	446	319

Total adjustments	145,474	101,648	109,180

Net cash provided by operating activities	$284,728	$361,457	$346,170

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows (In thousands)	SEI Investments Company and Subsidiaries

Year Ended December 31,	2008	2007	2006
Cash flows from investing activities:
Additions to restricted cash	(3,750)	—	—
Additions to property and equipment	(26,326)	(32,969)	(32,870)
Additions to capitalized software	(51,976)	(61,350)	(73,252)
Purchases of marketable securities	(61,648)	(73,364)	(80,683)
Prepayments and maturities of marketable securities	33,779	26,258	29,946
Sales of marketable securities	26,924	42,598	33,980
Cash paid for purchase of joint venture	(3,302)	—	—
Cash received from sale of joint venture	—	3,116	—
Cash received from consolidation of LSV	—	—	5,268
Other	—	(347)	(405)

Net cash used in investing activities	(86,299)	(96,058)	(118,016)
Cash flows from financing activities:
Payments on long-term debt	(20,439)	(28,667)	(16,551)
Purchase and retirement of common stock	(129,251)	(205,084)	(107,398)
Proceeds from issuance of common stock	28,457	44,309	43,169
Tax benefit on stock options exercised	7,472	23,699	32,150
Payment of dividends	(28,946)	(25,683)	(22,704)

Net cash used in financing activities	(142,707)	(191,426)	(71,334)

Net increase in cash and cash equivalents	55,722	73,973	156,820
Cash and cash equivalents, beginning of year	360,921	286,948	130,128

Cash and cash equivalents, end of year	$416,643	$360,921	$286,948
Interest paid	$3,629	$5,009	$4,398
Income taxes paid	$126,269	$126,356	$79,821
Non-cash financing activities (1)
Dividends declared but not paid	$15,297	$13,607	$11,881

(1)	See Note 1 for other non-cash financing activity related to LSV Employee Group.

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements (all figures are in thousands except per-share data)	SEI Investments Company and Subsidiaries

Note 1 - Summary of Significant Accounting Policies:

Nature of Operations

SEI Investments Company (the Company), a Pennsylvania corporation, provides investment processing, fund processing, and investment management business outsourcing solutions to corporations, financial institutions, financial advisors, and ultra-high-net-worth families in the United States, Canada, the United Kingdom, continental Europe, and other various locations throughout the world. Investment processing solutions utilize the Company’s proprietary software system to track investment activities in multiple types of investment accounts, including personal trust, corporate trust, institutional trust, and non-trust investment accounts, thereby allowing banks and trust companies to outsource trust and investment related activities. Revenues from investment processing solutions are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations, except for fees earned associated with trade execution services.

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

Variable Interest Entities

The Company has involvement with various variable interest entities (VIE or VIEs). These VIEs consist of LSV Employee Group, two SEI-sponsored money market funds, and other investment products in the form of Cayman Island investment companies (Cayman companies) and collective investment trusts.

The Company provided an unsecured guaranty with the lenders of LSV Employee Group in order to facilitate the acquisition of partnership interest in LSV. It was determined that LSV Employee Group is a VIE because the partners of LSV Employee Group do not have any equity at risk because the Company guaranteed the loan. The Company determined it was the primary beneficiary through its guaranty of the debt (See Note 2).

The Company entered into Capital Support Agreements with some of its money market funds to protect the money market fund shareholders from absorbing the credit losses associated with senior notes issued by structured investment vehicles (SIV or SIVs). At the time the Company provided the Capital Support Agreements, the funds became VIEs; however, management concluded the Company was not the primary beneficiary. Management compared the credit risk absorbed through the Capital Support Agreements due to the SIV securities and the interest rate and credit risk associated with the non-SIVs absorbed by the money market funds shareholders to determine if the Company’s risk represented the majority. This analysis determined that the interest rate and credit risk absorbed by the money market fund shareholders was more variable than the credit risk absorbed by the Company. Therefore, the Company is not bearing more than 50 percent of the expected losses on the money market funds and the Company is not the primary beneficiary (See Note 7).

Other variable interest entities are in the form of Cayman companies and collective investment trusts established for the purpose of offering alternative investment products to clients. Clients of the Company are the equity holders in all of these VIEs. The Company governs all decision making authority of the Cayman companies and the collective investment trusts. The Company has no equity investment in the Cayman companies or the collective investment trusts. As a result, the Company has no variable interest in these entities and, therefore, is not the primary beneficiary.

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

Out of Period Adjustments

During the three month period ended December 31, 2008, the Company recorded an adjustment related to interest costs associated with borrowings in prior years when the Company was involved with various capital projects. The Company incorrectly expensed all interest costs rather than capitalizing these costs as part of the cost basis of these capital projects. The Company did not have any interest costs in 2008 eligible for capitalization. The Company does not believe these prior period adjustments were quantitatively or qualitatively material to the financial results for any of its previously issued annual or interim financial statements through September 30, 2008. Had these errors been recorded in the proper periods, Net income would increase by $41 in 2007 and increase by $3,699 for years prior to 2006. Retained earnings on January 1, 2006 would increase by $3,265. As a result, the Company did not restate any previously issued annual or interim financial statements. The net impact of the adjustments was an increase in Net income before taxes of $5,577 and an increase in Net income of $3,453 ($.02 diluted earnings per share) in the fourth quarter 2008. These non-cash adjustments were recognized in Other income on the accompanying Consolidated Statements of Operations and did not have any effect on any of the Company’s business segments.

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

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include $282,155 and $185,536 at December 31, 2008 and 2007, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. Cash includes $60,515 and $82,374 at December 31, 2008 and 2007, respectively, from LSV.

Restricted Cash

Restricted cash includes $14,000 and $10,000 at December 31, 2008 and 2007, respectively, segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers. Restricted cash at December 31, 2007 includes $250 segregated for regulatory purposes related to trade-execution services conducted by SIEL.

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

Marketable Securities

The Company’s non-broker-dealer subsidiaries account for investments in marketable securities pursuant to Statement of Financial Accounting Standards (SFAS) No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Debt and equity securities classified as available-for-sale are reported at fair value as determined by the most recently traded price of each security at the balance sheet date. Unrealized gains and losses, net of income taxes, are reported as a separate component of comprehensive income. SIDCO, the Company’s broker-dealer subsidiary, reports changes in fair value of marketable securities through current period earnings due to specialized accounting practices related to broker-dealers in securities. The Company has elected the fair value option under SFAS 159 for all of its trading securities and the amount on the accompanying Consolidated Balance Sheet represents the fair value of all trading securities. Unrealized gains and losses from the change in fair value of these securities are recognized in current period earnings. The specific identification method is used to compute the realized gains and losses on all of the Company’s marketable securities (See Note 6).

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

All derivatives, whether designated for hedging relationships or not, are required to be recorded on the consolidated balance sheet at fair value. The value of the derivative is derived from reference to an underlying variable or combination of variables such as equity, credit, or interest rate prices and indices. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. In order to receive hedge accounting treatment, all hedging relationships must be formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to the value of the hedged asset. Any ineffectiveness must be reported in current period earnings. If it is determined that a derivative is not highly effective, hedge accounting is discontinued. As of December 31, 2008, the Company did not apply hedge accounting to any of its derivatives.

Capitalized Software

The Company accounts for software development costs in accordance with the guidance established in Statement of Position 98-1 (SOP 98-1), “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” for development costs associated with software products to be provided in a hosting environment. As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which includes direct external and internal costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages are expensed as incurred. Costs associated with significant enhancements are capitalized while costs incurred to maintain existing product offerings are expensed as incurred. The capitalization of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. In 2008, the Company determined that no events or change in circumstances had occurred that would indicate that capitalized software development costs were impaired. Therefore, the Company did not recognize any impairment charges for any of its capitalized software development costs in 2008. The Company capitalized $56,162, $61,350, and $73,252 of software development costs in accordance with SOP 98-1 during 2008, 2007, and 2006, respectively. Amounts capitalized in 2008 include $4,186, net of $382 in accumulated amortization, consisting of an out-of-period adjustment for interest costs on outstanding borrowings of the Company for the years 2002 through 2007.

Amortization of capitalized software development costs begins when the product is ready for its intended use. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily 3 to 15 years, with a weighted average remaining life of approximately 13.3 years. Amortization expense was $16,980, $9,680, and $4,214 in 2008, 2007, and 2006, respectively, and is included in Depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

The Company placed the initial version of the Global Wealth Platform into service in July 2007 and has subsequently implemented enhancements and upgrades to the platform through a series of releases. The total amount of capitalized software development costs related to the platform placed into service and being amortized as of December 31, 2008 was $224,343. The Global Wealth Platform has an estimated useful life of 15 years. Amortization expense related to the platform was $14,727 and $6,859 in 2008 and 2007, respectively.

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

Fair Value of Financial Instruments

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for the Company on January 1, 2008. The Company elected not to apply the fair value option to any of its financial instruments on the date the standard became effective and, therefore, SFAS 159 had no impact on its consolidated financial position, results of operations or cash flows. The Company has subsequently applied the fair value option to certain financial instruments acquired after the effective date of SFAS 159.

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

Goodwill and Other Intangible Asset

The Company accounts for goodwill in accordance with SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Goodwill is not amortized but is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The provisions of SFAS 142 require that a two-step, fair value based test be performed to assess goodwill for impairment. In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The second step requires an allocation of fair value to the individual assets and liabilities using a purchase price allocation in order to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recognized. The Company estimates the fair value of the LSV reporting unit primarily based upon an earnings multiple approach. This approach requires an estimate of future expected cash flows from the LSV reporting unit which involves significant assumptions by management.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews long-lived assets and identifiable definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. For purposes of recognizing and measuring an impairment loss, a long-lived asset shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent. It is impossible to distinguish between the cash flows generated by goodwill and intangible assets and, therefore, the impairment analysis of the Other Intangible Asset are grouped with all of the other assets of LSV, including Goodwill. To date, the Company has not recognized any impairment loss for any of its Goodwill or Other Intangible Asset.

The Company is amortizing its intangible assets on a straight-line basis over eight and a half to ten years (See Notes 2 and 3).

Income Taxes

The Company applies the asset and liability approach to account for income taxes pursuant to SFAS No. 109 (SFAS 109), “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations (See Note 13).

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

Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations in the periods in which they occur, and are immaterial for each of the years in the three year period ended December 31, 2008.

Earnings Per Common Share

The Company calculates earnings per common share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common shareholders by the combination of the weighted average number of common shares outstanding and the dilutive potential common shares, such as stock options, outstanding during the period. The calculations of basic and diluted earnings per share for 2008, 2007, and 2006 are:

	For the Year ended December 31, 2008
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic earnings per common share	$139,254	192,057	$0.73
Dilutive effect of stock options	—	3,176

Diluted earnings per common share	$139,254	195,233	$0.71

	For the Year ended December 31, 2007
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic earnings per common share	$259,809	196,120	$1.32
Dilutive effect of stock options	—	6,111

Diluted earnings per common share	$259,809	202,231	$1.28

	For the Year ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic earnings per common share	$236,990	197,364	$1.20
Dilutive effect of stock options	—	5,902

Diluted earnings per common share	$236,990	203,266	$1.17

Employee stock options to purchase approximately 13,654,000, 6,099,000, and 3,574,000 shares of common stock, with an average exercise price per share of $23.26, $29.63, and $29.43, were outstanding during 2008, 2007, and 2006, respectively, but not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive (See Note 10).

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123(R) (SFAS 123(R), “Share-Based Payment.” Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not restated for comparative purposes. The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period.

The Company uses historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Stock-based compensation is amortized over the requisite service periods of the awards, which are generally the vesting periods. The amount of stock-based compensation expense that is recognized in a given period is dependent upon management’s estimate of when the vesting targets are expected to be achieved. If this estimate proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed (See Note 10).

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that are excluded from net income. For the Company, comprehensive income includes unrealized gains and losses on available for sale securities and foreign currency translation. The Company presents comprehensive income in its Consolidated Statements of Shareholders’ Equity and Comprehensive Income. Components of Accumulated other comprehensive income consisted of:

December 31,	2008	2007
Foreign currency translation	$(9,787)	$9,174
Unrealized (losses) gains on available for sale securities, net of income tax benefit (expense) of $933 and $(481)	(1,524)	816

Accumulated other comprehensive (loss) income, net	$(11,311)	$9,990

Statements of Cash Flows

The following non-cash activities are excluded from the Consolidated Statements of Cash Flows for the year ended December 31, 2006: LSV Employee Group purchased a percentage of LSV from two existing partners for a total purchase price of $92,000. LSV Employee Group contributed $9,200 and borrowed the remaining $82,800 (See Note 2).

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations,” which replaces SFAS No.141, “Business Combinations.” SFAS 141R will change how to account for business acquisitions. SFAS 141R requires the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date to be measured at their fair values as of that date, with limited exceptions. SFAS 141R makes various other amendments intended to provide additional guidance or to confirm existing guidance. SFAS 141R will become effective for the Company beginning in the first quarter of 2009. Early adoption is not permitted. The Company is currently evaluating the impact SFAS 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), “Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No.51.” SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. SFAS 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 will become effective for the Company beginning in the first quarter of 2009. Early adoption is not permitted. The Company is currently evaluating the impact SFAS 160 will have on its consolidated financial statements but it does not believe it will have a significant impact upon adoption.

In March 2008, the FASB issued FASB Statement No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 will become effective for Company beginning in the first quarter of 2009. The Company is currently evaluating the impact SFAS 161 will have on its consolidated financial statements but it does not believe it will have a significant impact upon adoption.

In April 2008, the FASB issued FSP 142-3 (FSP 142-3), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” The intent of this new guidance is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting pronouncements. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements but it does not believe it will have a significant impact upon adoption.

In October 2008, the FASB issued FSP FAS 157-3 (FSP FAS 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8 (FSP 140-4 and FIN 46R-8), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP 140-4 and FIN 46R-8 requires additional disclosures related to variable interest entities in accordance with SFAS 140 and FIN 46R. These disclosures include significant judgments and assumptions, restrictions on assets, risks and the affects on financial position, financial performance and cash flows. This FSP became effective for the first reporting period ending after December 15, 2008. The Company adopted FSP 140-4 and FIN 46R-8 as of December 31, 2008. Disclosures required by FSP 140-4 and FIN 46R-8 are included in the section titled “Variable Interest Entities” of this Note. The adoption of this FSP did not have any financial impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2 – Consolidation of LSV and LSV Employee Group

The Company has an investment in the general partnership LSV, a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a number of SEI-sponsored mutual funds. The Company’s total partnership interest in LSV was approximately 43 percent during 2008 and 2007. LSV Employee Group is owned by several current employees of LSV and was formed in January 2006 for the sole purpose of owning a partnership interest in LSV. The Company does not own any interest in LSV Employee Group.

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

Under FIN 46, LSV Employee Group meets the definition of a variable interest entity and the Company is the primary beneficiary. As a result of this transaction, the Company has a controlling financial interest in LSV through its direct ownership of LSV and guaranty of LSV Employee Group’s debt. The Company therefore consolidates the assets, liabilities and operations of LSV and LSV Employee Group in its Consolidated Financial Statements. The Company’s percentage of direct ownership in LSV was unchanged (approximately 43 percent) as a result of this transaction. The amount of ownership of the other existing partners (approximately 57 percent) of LSV is included in Minority interest. Assuming no other changes in the Company’s relationship with LSV and LSV Employee Group, the Company would no longer be required to consolidate the assets, liabilities and operations of LSV and LSV Employee Group after the LSV Employee Group Term Loan is paid in full. Additionally, the Company may not be required to consolidate LSV if the Company’s percentage of direct ownership in LSV decreases to certain levels.

The Company determined that $72,220 of the $92,000 purchase price related to identifiable intangible assets and the remaining $19,780 was goodwill. The identifiable intangible assets have an estimated life of ten years and are amortized on a straight-line basis. The Company recognized $7,222 in amortization expense in 2008, 2007 and 2006, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statement of Operations.

	2008	2007
Intangible asset, at cost	$72,220	$72,220
Accumulated amortization	(21,666)	(14,444)

Net book value	$50,554	$57,776

Amortization expense associated with the assets of LSV Employee Group was eliminated through Minority interest and had no impact on net income. The estimated amortization expense related to the intangible assets for each year from 2009 through 2015 is $7,222.

LSV Employee Group Term Loan

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from Bank of America, N.A. (formerly LaSalle Bank National Association) and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan is $82,800. The principal amount and interest of the term loan are to be paid in quarterly installments. The total outstanding principal balance of the term loan must be paid in full by January 2011. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. The term loan contains various covenants, none of which negatively affect the Company’s liquidity or capital resources. LSV Employee Group was in compliance with all covenants during 2008.

As of December 31, 2008, the remaining unpaid principal balance of the term loan was $31,532, of which $7,200 is classified as current and included in Current portion of long-term debt and the remaining $24,332 is included in Long-term debt on the accompanying Consolidated Balance Sheets. LSV Employee Group made principal payments totaling $20,439 and $19,667 during 2008 and 2007, respectively. The average rates applied to the loan throughout 2008, 2007 and 2006 were 4.08 percent, 6.19 percent and 5.99 percent, respectively. Interest expense for 2008, 2007 and 2006 on the Consolidated Statements of Operations includes $2,285, $3,762 and $4,429, respectively, in interest costs associated with the borrowings of LSV Employee Group which was eliminated through Minority interest and had no impact on net income.

LSV Employee Group made a principal payment of $3,846 in January 2009. The remaining principal balance of the term loan at January 31, 2009 was $27,686. The Company currently has no obligation of payment relating to the term loan of LSV Employee Group.

The book value of LSV Employee Group’s long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available for bank loans with similar terms and maturities.

The aggregate maturities of the LSV Employee Group’s long-term debt are scheduled to occur as follows: $7,200 in 2009, $6,400 in 2010 and $17,932 in 2011. These amounts do not include the principal payment of $3,846 made by LSV Employee Group in January 2009.

LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. These swaps have a total notional value of $30,465. Payments are made every 90 days and the termination dates of the swaps are March 2009 and January 2011. The net effect from the interest rate swaps on the Company’s earnings was minimal.

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

The Company identified an intangible asset related to customer contracts that met the contractual-legal criterion for recognition apart from goodwill. The fair value of the intangible asset was determined to be $3,821 with a definite life of eight and a half years. The identified intangible asset is amortized on a straight-line basis. The Company recognized $437 of amortization expense during 2008 and 2007, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statement of Operations.

	2008	2007
Intangible asset, at cost	$3,821	$3,821
Accumulated amortization	(1,857)	(1,420)

Net book value	$1,964	$2,401

The estimated amortization expense related to the intangible asset for each year from 2009 through 2012 is $437 and $216 in 2013.

Note 4 – Composition of Certain Financial Statement Captions:

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	2008	2007
Trade receivables	$49,656	$49,852
Fees earned, not billed	130,341	186,157
Other receivables	2,504	3,934

	182,501	239,943
Less: Allowance for doubtful accounts	(2,656)	(3,032)

Receivables, net	$179,845	$236,911

Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules. These billing schedules generally provide for fees to be billed on a quarterly basis.

Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various regulated investment companies sponsored by SEI (See Note 15).

Receivables of LSV included with Receivables on the accompanying Consolidated Balance Sheets consist of:

	2008	2007
Trade receivables	$14,117	$14,881
Fees earned, not billed	43,975	77,632
Other receivables	385	275

	58,477	92,788
Less: Allowance for doubtful accounts	(1,169)	(777)

LSV Receivables, net	$57,308	$92,011

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2008	2007
Buildings	$131,321	$128,296
Equipment	63,952	62,272
Land	9,695	9,548
Purchased software	58,846	43,580
Furniture and fixtures	18,141	19,603
Leasehold improvements	5,288	6,357
Construction in progress	3,121	451

	290,364	270,107
Less: Accumulated depreciation and amortization	(142,240)	(126,591)

Property and Equipment, net	$148,124	$143,516

Depreciation and amortization expense related to property and equipment for 2008, 2007, and 2006 was $21,980, $19,547, and $17,032, respectively.

Other Assets

Other assets consist of long-term prepaid expenses, deposits and various other assets. Amortization expense for certain other assets for 2008, 2007, and 2006 was $340, $250 and $242, respectively.

Accrued Liabilities

Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2008	2007
Accrued employee compensation	$35,425	$74,509
Accrued employee benefits and other personnel	8,012	8,819
Accrued consulting, outsourcing and professional fees	15,055	19,709
Accrued distribution fees	14,228	16,040
Accrued brokerage fees	14,001	7,005
Accrued other commissions and fees	15,537	22,890
Accrued dividend payable	15,297	13,607
Other accrued liabilities	17,221	24,323

Accrued liabilities	$134,776	$186,902

Note 5 – Fair Value Measurements

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

Level 1 – Quoted prices in active markets for identical assets or liabilities without adjustment. The Company’s Level 1 assets primarily include investments in mutual funds sponsored by SEI and LSV that are quoted daily.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets primarily include securities issued by the Government National Mortgage Association with quoted prices that are traded less frequently than exchange-traded instruments. The value of these assets is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company’s Level 3 financial assets include SIV securities (See Notes 6 and 7). The Company elected the fair value option under SFAS 159 to value these securities. The Company’s Level 3 financial liabilities include the Capital Support Agreements which are considered derivative financial instruments (See Note 7).

The fair value of an asset or liability may include inputs from more than one level in the fair value hierarchy. The lowest level of significant inputs used to value the asset or liability determines which level the asset or liability is classified in its entirety.

The underlying collateral of the SIV securities is mainly comprised of asset-backed securities and collateralized debt obligations. Recent liquidity issues surrounding collateralized debt obligations and asset backed-securities has greatly affected the fair value of SIV securities. Given the lack of any reliable market data on the SIV securities owned by the Company or held by SEI-sponsored money market funds, the fair value of these SIV securities is determined using a net asset value approach which considers the value of the underlying collateral. The Company utilizes external pricing services that incorporate market data, where available, or through the use of matrix pricing or other acceptable measures. The valuation methodology used by these service providers considers various characteristics of the underlying collateral including, but not limited to, the issuer, collateral attributes, prepayment speeds, and credit ratings. The underlying collateral that lack any market data are grouped by sector and valued using the most recent quoted price, which may be longer than one year, and adjusting that price by the percentage change in the respective sector using relative benchmarks. Prices for the SIV securities as well as the underlying collateral are subject to internal reviews that consider broker quotes, current market observations and other analyses to verify the fair value. In the event a market transaction does exist, management evaluates the circumstances surrounding the transaction in order to assess if the price used represents the fair value according to the guidance in SFAS 157. In management’s opinion, the price of SIV securities used in recent transactions were from distressed sales and did not represent the implied fair value of the SIV securities held by the Company or by the SEI-sponsored money market funds.

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs at December 31, 2008:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity available-for-sale securities	$17,747	$17,747	$—	$—
Fixed-income available-for-sale securities	57,633	—	57,633	—
Trading securities issued by SIVs	5,713	—	—	5,713
Other trading securities	5,600	3,903	—	1,697

	$86,693	$21,650	$57,633	$7,410
Liabilities
Capital Support Agreements	$173,983	$—	$—	$173,983

	$173,983	$—	$—	$173,983

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to December 31, 2008:

	Trading Securities Issued by SIVs	Other Trading Securities	Capital Support Agreements
Balance, January 1, 2008	$—	$—	$(25,122)
Purchases, issuances and settlements, net	15,034	1,971	—
Total gains (losses) (realized/unrealized):
Included in earnings	(9,321)	(274)	(148,861)
Included in other comprehensive income	—	—	—
Transfers in and out of Level 3	—	—	—

Balance, December 31, 2008	$5,713	$1,697	$(173,983)

The $9,321 loss recognized in earnings relates to the unrealized losses of securities issued by SIVs during 2008 and is reflected in Net loss from investments on the accompanying Consolidated Statements of Operations (See Notes 6 and 7).

The $148,861 loss recognized in earnings relates to the change in fair value of the Capital Support Agreements during 2008 and is reflected in Net loss from investments on the accompanying Consolidated Statements of Operations (See Note 7).

Note 6 – Marketable Securities and Derivative Instruments:

Investments Available For Sale

Investments available for sale of the Company’s non-broker-dealer subsidiaries classified as non-current assets consist of:

	For the Year ended December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$18,739	$—	$(3,759)	$14,980
Other mutual funds	3,336	—	(569)	2,767
Debt securities	55,762	1,871	—	57,633

	$77,837	$1,871	$(4,328)	$75,380

	For the Year Ended December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$34,213	$306	$(935)	$33,584
LSV-sponsored mutual funds	6,781	1,608	—	8,389
Other mutual funds	4,055	62	—	4,117
Debt securities	30,823	256	—	31,079

	$75,872	$2,232	$(935)	$77,169

Net unrealized holding losses were $1,524 (net of income tax benefit of $933) at December 31, 2008. Net unrealized holding gains were $816 (net of income tax expense of $481) at December 31, 2007. These unrealized gains and losses are reported as separate components of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

The Company recognized gross realized gains from available-for-sale securities of $1,806, $860 and $2,302 in 2008, 2007 and 2006, respectively, and gross realized losses of $88 in 2007. There were no realized losses from available-for-sale securities in 2008 and 2006.

The Company has investments in two SEI-sponsored mutual funds which primarily invest in fixed-income securities, including debt securities issued by municipalities and mortgage-backed securities. The market value of these investments has steadily decreased since the initial purchase in 2007. In August 2008, management concluded that the earnings potential and near term prospects of some of the issuers of the underlying securities held in the funds are uncertain and that it was unlikely the investments will fully recover from a loss position in the foreseeable future. Due to these factors, the Company recorded an impairment charge of $1,961 during the three months ended September 30, 2008 and classified this charge as an Other-than-temporary decline in market value. Subsequently, the market value of these securities declined an additional $3,347 by December 31, 2008. Management did not record an other-than-temporary impairment charge at December 31, 2008 due to its assessment of several factors including the volatility in the capital markets, the short duration of time since the impairment charge recorded in August 2008 and the Company’s ability and intent to hold onto these securities for a sufficient period to allow for a recovery.

In 2006, the Company wrote down an investment in an SEI-sponsored mutual fund to its fair market value since the investment had been in an unrealized loss position for longer than one year. The write-down amounted to $1,979 and was due to a decline in the fair value which was considered to be other-than-temporary. The write-down is included in Net loss from investments on the accompanying Consolidated Statements of Operations.

The Company has investments included in Other mutual funds that have been in an unrealized loss position for a period of less than one year. These mutual funds primarily invest in a diversified mix of equity and fixed-income securities. The cost basis of these investments was $3,290 with a fair value of $2,721 and a gross unrealized loss of $569. Management did not record an other-than-temporary impairment charge at December 31, 2008 due to its assessment regarding the correlation of the decline in market value of these investments to the recent events in the capital markets and the Company’s ability and intent to hold onto these securities for a sufficient duration to allow for a recovery.

Derivatives held by the Company were in the form of equity contracts for the purpose of hedging market risk of certain available for sale securities and held only for the purpose of hedging such risk and not for speculation. The Company no longer owns any derivative financial instruments to hedge market risk of available for sale securities. Net loss from investments on the accompanying Consolidated Statements of Operations includes net gains (losses) of $676, $(1,089) and $(1,521) in 2008, 2007 and 2006, respectively, from changes in the fair value of derivative instruments.

The Company’s debt securities are issued by the Government National Mortgage Association and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SPTC and have maturity dates which range from 2033 to 2037.

Trading Securities

Trading securities of the Company consist of:

	For the Year ended December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SIV securities	$15,034	$—	$(9,321)	$5,713
LSV-sponsored mutual funds	4,000	—	(97)	3,903
Other securities	1,971	—	(274)	1,697

	$21,005	$—	$(9,692)	$11,313

The Company has elected the fair value option under SFAS 159 for all of its trading securities and the amount on the accompanying Consolidated Balance Sheet represents the fair value of all trading securities. Unrealized gains and losses from the change in fair value of these securities are recognized in Net loss from investments on the accompanying Consolidated Statements of Operations.

SIV securities relates to the Gryphon Notes purchased by the Company from the SEI Daily Income Trust Money Market Fund in September 2008. The cash purchase price was $15,321 and the Company has since received cash distributions from these notes totaling $287 (See Note 7).

The Company has an investment related to the startup of a mutual fund sponsored by LSV. This is a U.S. dollar denominated fund that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the fund are translated into U.S. dollars within the fund. The Company has purchased equity and currency futures contracts as part of an economic hedging strategy to minimize its exposure to price and currency risk inherent with this investment. The equity futures contracts had a notional value of $4,054 and are expected to hedge the price risk associated with movements of certain Canadian, Australian and global indices. The Company also purchased currency futures contracts with a notional value of $2,715 that are expected to hedge the currency risk associated with movements of the U.S. dollar against the Canadian and Australian dollars since the underlying securities of the fund are predominately denominated in those currencies. The fair value of the futures contracts are netted against the fair value of the investment in the LSV-sponsored fund.

Securities Owned

At December 31, 2007, the Company’s broker-dealer subsidiary, SIDCO, had investments in U.S. Treasury securities reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. Net loss from investments on the accompanying Consolidated Statements of Operations includes net gains of $503 and $362 in 2007 and 2006, respectively, from changes in the fair value of the securities. The fair value of the securities was $16,777 at December 31, 2007. All Securities owned at December 31, 2007 matured in 2008.

Note 7 – Capital Support Agreements:

In 2007, the Company entered into Capital Support Agreements with the SEI Daily Income Trust Prime Obligation Fund (the SDIT PO Fund), the SEI Daily Income Trust Money Market Fund (the SDIT MM Fund), and the SEI Liquid Asset Trust Prime Obligation Fund (each a Fund or, together, the Funds). The Company is the advisor to the Funds. The sub-advisor to the Funds is Columbia Management, which is the primary investment management division of Bank of America Corporation. Various clients of the Company are investors in the Funds. SDIT PO Fund is rated AAA and Aaa by Standards & Poor’s Corporation (S&P) and Moody’s Investor Services Inc. (Moody’s), respectively, and the SDIT MM Fund is rated Aaa by Moody’s. The SLAT PO Fund is not rated by S&P or Moody’s.

Among other money market instruments, the Funds hold senior notes issued by SIVs. SIVs issue commercial paper and other debt securities and use the proceeds to purchase bonds and other long-term debt instruments that are used to collateralize the obligations of the vehicle. The senior notes are collateralized by residential mortgage-backed securities, commercial mortgage-backed securities, corporate collateralized debt obligations and collateralized debt obligations of asset-backed securities. Some of the SIVs ceased making payments on their outstanding notes on the scheduled maturity dates.

In October 2007, S&P stated that it would place any mutual fund that had an AAA rating and owned certain SIVs on credit watch with negative implications unless the fund was provided credit support having an A-1 short-term rating by S&P. Although the Company was not obligated to provide the credit support required by S&P, in order to avoid a credit watch by S&P on the SDIT PO Fund, and to address the needs of our customers who require an S&P AAA rating of the SDIT PO Fund, the Company entered into the Capital Support Agreements to satisfy S&P’s requirement. The Company entered into similar agreements with the SDIT MM and SLAT PO Funds.

Since the time the Company entered into the Capital Support Agreements in late 2007, significant illiquidity issues in the credit markets persisted causing the market values of the collateral underlying the SIV securities to decline. This triggered ratings downgrades on the SIV securities from the principal rating agencies which required the Company to post additional capital support to the SDIT PO Fund in order for it to maintain its AAA rating by S&P. In late 2008, the Company amended the Capital Support Agreements with the SDIT PO Fund and the SLAT PO Fund. The Company also amended its credit facility to increase the aggregate amount available for borrowings up to $300.0 million (See Note 8).

On September 30, 2008, the Company purchased the Gryphon (formerly Cheyne) notes directly from the SDIT MM Fund. The Gryphon notes represented the last remaining SIV securities held by the Fund. The cash purchase price paid to the Fund of $15,321 was equal to the amortized cost of the Gryphon notes. As of December 31, 2008, the fair value of the Gryphon notes was $5,713. The total loss recognized by the Company through December 31, 2008 was $9,321. The Gryphon notes were received by the SDIT MM Fund in exchange for the Cheyne notes through a restructuring in July 2008. The Company has received cash distributions on the Gryphon notes since its purchase of the notes in September 2008. The Company’s Capital Support Agreement with the SDIT MM fund was allowed to lapse after the purchase of the Gryphon Notes.

On November 5, 2008, the Company amended the Capital Support Agreement that was entered into on November 8, 2007 with the SDIT PO Fund. The Amended and Restated Capital Support Agreement (the SDIT PO Amended Agreement) requires the Company to provide additional support to the Fund. The SDIT PO Amended Agreement provides that if the Fund realizes payments or sales proceeds from the ultimate disposition of any of the specified SIV securities which are less than its amortized cost, the Company will be required to provide capital to the Fund equal to the amount by which the amortized cost of the specified SIV security exceeds the amount realized from the sale or other disposition of the SIV securities. Also, the Company must maintain collateral in the form of a letter of credit and/or a segregated cash account equal to the difference between the amortized cost value and the market value of the specified SIV securities plus an amount equal to ten percent of the market value of the specified SIV securities. The SDIT PO Amended Agreement is scheduled to expire on November 6, 2009.

On November 28, 2008, the Company amended the Capital Support Agreement that was entered into on December 3, 2007 with the SLAT PO Fund. The Amended and Restated Capital Support Agreement (the SLAT PO Amended Agreement) requires the Company to commit capital to the Fund subject to an aggregate limit of $30.0 million if the Fund realizes payments or sales proceeds from the ultimate disposition of any specified SIV securities held by the Fund which are less than the amortized cost of the specified SIV securities. Upon the sale or other disposition of the SIV securities, the amount of required capital commitment would be the least of the following amounts: (i) the amount, if any, by which the amortized cost of the SIV securities exceeds the amount realized from the sale or other disposition of the SIV securities; (ii) the amount, if any, necessary to restore the net asset value per share of the Fund to $0.9950, or (iii) the remaining amount of the aggregate limit of the Capital Support Agreement applicable to the Fund, taking into account all prior contributions. Under the SLAT PO Amended Agreement, the Company must maintain collateral in the form of a letter of credit and/or segregated cash account equal to the aggregate limit of committed capital. The SLAT PO Amended Agreement is also scheduled to expire on November 6, 2009.

In the event the Company is required to commit capital to either Fund, the Company will not receive any consideration from the Fund, in the form of shares of the Fund or any other form, for the contributed capital. If the fair value of the SIV securities is less than its amortized cost (and in the case of the SLAT PO Fund, the aggregate net asset value of the SLAT PO Fund is less than $0.9950), then, even though the loss has not been realized through the sale or other disposition of the SIV securities, the Company will be obligated to commit the required amount of capital for the amount that the fair value of the SIV securities are less than its amortized cost (or in the case of the SLAT PO Fund, the net asset value is at least $.9950). However, in this case, the Company would not be required to pay the capital contribution to the Funds.

The following table summarizes our obligations from the Amended Capital Support Agreements as of December 31, 2008.

			For the Year 2008		Cumulative
	Par Value of Securities	Support Amount	Gross Charge	After-Tax Charge	Gross Charge	After-Tax Charge
Capital Support Agreement (1)	$257,737	$257,737	$121,885	$75,447	$147,007	$90,997
Capital Support Agreement (2)	68,109	30,000	26,976	16,698	26,976	16,698

Total	$325,846	$287,737	$148,861	$92,145	$173,983	$107,695

(1)	Pertains to SDIT PO Fund

(2)	Pertains to SLAT PO Fund

As of December 31, 2008, the amount of the Company’s obligation to commit capital to the Funds was $173,983, but this amount was not required to be paid since the Funds did not realize any loss from the sale of the SIV securities. The amount of the Company’s obligations regarding the Amended Capital Support Agreements is reflected in Net loss from investments on the Consolidated Statements of Operations.

The obligations under the Amended Capital Support Agreements are secured by letters of credit of a third party bank rated A-1 by S&P. The letters of credit were issued under the Company’s existing credit facility that provides for borrowings up to $300,000 (See Note 8).

All SIV securities that remain on the books of the two Funds covered by the Amended Capital Support Agreements are in technical default. The Funds currently hold five SIV securities, three of which have already restructured. Gryphon is the largest SIV holding. The next largest SIV security held by the Funds is Stanfield Victoria. Stanfield Victoria is currently in receivership. The ultimate outcome of the restructuring is currently unknown. According to the terms of the Amended Capital Support Agreements, the Company is required to purchase any SIV securities held by the Funds which have not completed restructuring by April 1, 2009.

The Amended Capital Support Agreements are considered derivative contracts in accordance with applicable accounting guidance and are categorized as Level 3 liabilities as specified by SFAS 157 (see Note 5). These Level 3 liabilities comprise 53 percent of the Company’s total current liabilities at December 31, 2008. The fair value of the derivative contracts approximates the value of the Company’s actual obligation at December 31, 2008. The value of the Amended Capital Support Agreements will be determined at least quarterly. In the event payments are not required to be paid to the Funds, such expense may be reversed in a subsequent period.

As of February 20, 2009, the amount which would be accrued for the Company’s contribution obligations under the Amended Capital Support Agreements was $178,309. Based upon this valuation and assuming no other changes in the portfolio assets through March 31, 2009, an additional non-cash expense of $4,326 would be recorded in the three months ended March 31, 2009.

The Company’s future obligation under the Amended Capital Support Agreements is affected by a number of factors including, but not limited to, prevailing conditions in the credit markets as they impact the value of the SIV securities owned by the Funds, the creditworthiness of the SIV securities and the overall asset level of the SLAT PO Fund,. A change in the net asset value of the SLAT PO Fund is dependent upon net investments or redemptions in the Fund and the net asset value of the portfolio assets of the Funds. Changes in these amounts, including changes in portfolio assets resulting from mark-to-market adjustments, will affect the per share net asset value of the Funds. The fair market value of the SIV securities is derived from current market prices or, in the event no market price exists, from external valuation sources (See Note 5).

Note 8 - Lines of Credit:

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

The Credit Facility was amended several times throughout 2008. The primary changes to the Credit Facility included: 1) an increase of $100.0 million in the total aggregate borrowing amount to $300.0 million with an option for an additional increase of $100.0 million to $400.0 million under certain conditions; 2) an allowance for the incurrence of the contingent obligation represented by the Amended Capital Support Agreements (See Note 7); 3) the exclusion of purchases of SIV securities held by SDIT PO and SLAT PO of up to $346.0 million and purchases of GNMA securities to satisfy applicable regulatory requirements of SPTC, the Company’s wholly-owned subsidiary, of up to $100.0 million from the calculation of certain investments; and 4) an increase in the allowable leverage ratio for the additional contingent obligations required under the Amended Capital Support Agreements. The availability of the Credit Facility is subject to compliance with certain covenants set forth in the agreement.

As of December 31, 2008, the Company’s ability to borrow from the Credit Facility is not limited by any covenant of the agreement. In management’s opinion, the leverage ratio is the most restrictive of all of the covenants contained in the Credit Facility. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). The amount of consolidated indebtedness according to the terms of the covenant includes the capital commitment under the Amended Capital Support Agreements and the outstanding debt of LSV Employee Group. The Company must maintain at all times prior to and including September 30, 2009, a ratio of consolidated indebtedness of not more than 2.25 times the amount of EBITDA, at all times from October 1, 2009 through and including December 31, 2009, not more than 2.00 times EBITDA, and at all times thereafter, not more than 1.75 times EBITDA. As of December 31, 2008, the Company’s leverage ratio is 1.10 times EBITDA.

Through the Credit Facility, the Company issued letters of credit of a third party bank to secure the existing obligations of the Company under the Amended Capital Support Agreements. As of December 31, 2008, the Company has a total of $190,000 in outstanding letters of credit. The letters of credit have a term of one year and contain a fronting fee of 0.125 percent per annum on the face amount of each letter of credit which is payable quarterly in arrears. In addition, a participation fee ranging from 0.45 percent to 0.75 percent, depending upon the Company’s leverage ratio, is payable quarterly in arrears on the face amount of each letter of credit. The participation fee may increase if the Company’s leverage ratio reaches certain levels. As the letters of credit remain outstanding, the amount available under the Credit Facility will be reduced by the face amount of the letters of credit. Therefore, as of December 31, 2008, $190,000 of the Credit Facility was committed and only the remaining $110,000 was unrestricted and available for other purposes as determined by the Company.

In January 2009, the Company issued letters of credit of a third party bank for $5,000 with a term of one year. As of February 20, 2009, $195,000 of the Credit Facility is committed and only the remaining $105,000 is unrestricted and may be used for other purposes as determined by the Company.

The Company had no borrowings under the Credit Facility and was in compliance with all covenants during 2008. The Company incurred $1,019, $350, and $306 in commitment fees relating to all lines of credit during 2008, 2007, and 2006, respectively, and is reflected in Interest expense on the accompanying Consolidated Statements of Operations.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility at December 31, 2008. The Company was in compliance with all covenants since the inception of the agreement through December 31, 2008.

Note 9 - Long-term Debt:

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

Interest expense relating to the Notes was $512 and $725 for the years ended December 31, 2007 and 2006, respectively.

Long-term debt as of December 31, 2008 and 2007 on the accompanying Consolidated Balance Sheets consists entirely of the borrowings of LSV Employee Group (See Note 2).

Note 10 - Shareholders’ Equity:

Stock-Based Compensation

On April 3, 2007, the Company’s Board of Directors approved the 2007 Equity Compensation Plan (the 2007 Plan), which was also approved by the shareholders of the Company on May 23, 2007. The 2007 Plan became effective June 1, 2007 and provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights of up to 20 million shares of common stock of the Company, subject to adjustment for stock splits, reclassifications, mergers and other events. Permitted grantees under the 2007 Plan include employees, non-employee directors and consultants who perform services for the Company. The plan is administered by the Compensation Committee of the Board of Directors of the Company. There were no grants of incentive stock options or stock appreciation rights made under the 2007 Plan.

Effective June 1, 2007, the Company’s 1998 Equity Compensation Plan (the 1998 Plan) was terminated as a result of the approval of the 2007 Plan. No options are available for grant under the 1998 Plan and any grants outstanding under the 1998 Plan continue in effect under the terms of the grant and the applicable plan. All of the Company’s equity compensation plans are administered by the Company’s Compensation Committee.

All outstanding stock options have performance based vesting provisions that tie the vesting of stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50 percent when a specified diluted earning per share target is achieved, and the remaining 50 percent when a second, higher specified diluted earnings per share target is achieved. Stock options granted prior to 2006 fully vest after seven years from the date of grant. Beginning in 2006, the seven year vesting trigger was eliminated and, as a result, options do not vest due to the passage of time but solely as a result of achievement of the financial vesting targets. Earnings per share targets are calculated exclusive of stock-based compensation expense, net of tax. The diluted earnings per share targets are established at time of grant and are measured annually on December 31. The amount of stock-based compensation expense is based upon management’s estimate of when the earnings per share targets may be achieved. If management’s estimate of the attainment of the earnings per share targets proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect the Company’s net income and net income per share.

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

The weighted average fair value of the Company’s stock options granted during 2008, 2007 and 2006 were $7.35, $14.75 and $12.30, respectively, using the following assumptions:

	2008	2007	2006
Expected term (in years)	7.28	7.62	7.20
Expected volatility	52.66%	36.79%	31.67%
Expected dividend yield	1.02%	0.43%	0.41%
Risk-free interest rate	2.27%	4.11%	4.64%

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2008, 2007 and 2006 as follows:

	2008	2007	2006
Stock-based compensation expense	$16,010	$28,195	$24,811
Less: Deferred tax benefit	(4,972)	(9,026)	(8,107)

Stock-based compensation expense, net of tax	$11,038	$19,169	$16,704
Basic earnings per share	$.06	$.10	$.08
Diluted earnings per share	$.06	$.09	$.08

The Company reduced the amount of stock-based compensation expense recognized in 2008 by $6,023 due to a change in management’s estimate of when certain vesting targets are expected to be achieved.

The Company accelerated the recognition of $1,740 and $9,024 in stock-based compensation expense in 2007 and 2006, respectively, due to changes in management’s estimate of when certain vesting targets were expected to be achieved.

As of December 31, 2008, there was approximately $75,076 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense

2009	$20,478
2010	19,153
2011	11,613
2012	11,432
2013	5,106
2014	2,861
2015	2,861
2016	1,572

$75,076

This table presents certain information relating to the Company’s stock option plans for 2008, 2007, and 2006:

	Number of Shares	Weighted Avg. Price

Balance as of December 31, 2005	32,556,000	$14.96
Granted	3,574,000	29.46
Exercised	(5,310,000)	7.94
Expired or canceled	(1,506,000)	17.88

Balance as of December 31, 2006	29,314,000	$17.85
Granted	2,753,000	32.43
Exercised	(3,513,000)	11.79
Expired or canceled	(787,000)	19.35

Balance as of December 31, 2007	27,767,000	$20.02
Granted	4,539,000	14.65
Exercised	(2,454,000)	10.44
Expired or canceled	(969,000)	22.92

Balance as of December 31, 2008	28,883,000	$19.90
Exercisable as of December 31, 2008	13,245,000	$18.41
Available for future grant as of December 31, 2008	12,943,000	—

As of December 31, 2008 and 2007, there were 13,245,000 and 15,779,000 shares exercisable, respectively. The expiration dates for options outstanding at December 31, 2008 range from February 9, 2009 to December 16, 2018 with a weighted average remaining contractual life of 6.2 years.

Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2008 and 2007 was $24,515 and $71,604, respectively. The total options outstanding and exercisable as of December 31, 2008 had no intrinsic value due to the fact that the weighted average exercise price exceeded the market value of the Company’s common stock. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of December 31, 2008 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2008 was $15.71 as reported by the Nasdaq Stock Market, LLC. The Company estimates that approximately 1,615,000 shares outstanding and unvested with an intrinsic value of $1,615 at December 31, 2008 will vest in 2009. Also, there are approximately 1,739,000 shares exercisable with an intrinsic value of $10,262 that will expire by December 31, 2009.

This table summarizes information relating to all options outstanding and exercisable at December 31, 2008:

	Options Outstanding at December 31, 2008			Options Exercisable at December 31, 2008
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Number Of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)

$7.57 -$14.62	6,369,000	$13.23	7.42	1,833,000	$9.81	1.08
14.71 – 14.78	6,151,000	14.75	4.52	2,832,000	14.75	4.53
15.01 - 21.43	5,899,000	19.55	5.60	3,881,000	19.95	4.95
21.55 - 28.09	4,772,000	22.72	4.78	4,699,000	22.70	4.72
29.61 - 32.49	5,692,000	30.90	8.46	—	—	—

	28,883,000			13,245,000

The Company has elected the “short-cut” method to calculate the historical pool of windfall tax benefits as permitted by FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” As of December 31, 2008 and 2007, there was $133,836 and $126,364, respectively, available in the pool of windfall tax benefits.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,600,000 shares for issuance under this plan. At December 31, 2008, 11,094,000 cumulative shares have been issued. Costs incurred by the Company related to the employee stock purchase plan were immaterial in 2008, 2007and 2006.

Common Stock Buyback

The Board of Directors has authorized the purchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,528,365. Through December 31, 2008, a total of 254,801,480 shares at an aggregate cost of $1,445,829 have been purchased and retired. The Company purchased 5,777,645 shares at a cost of $129,634 during 2008.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Rights Agreement

On December 16, 2008, the Company’s Board of Directors declared a dividend distribution pursuant to a Rights Agreement (the Rights Agreement) which became effective on January 6, 2009. The purpose of the Rights Agreement is to deter coercive or unfair takeover tactics and to prevent a person or group (an Acquiring Person) from acquiring control of the Company without offering a fair price to all shareholders. Under the Rights Agreement, all common shareholders receive one Right for each common share outstanding. Each Right entitles the registered holder to purchase from the Company a unit consisting of one twenty-thousandths of a share of Series A Junior Participating Preferred Shares, $.05 par value per share, or a combination of securities and assets of equivalent value, at a purchase price of $150.00 per unit, subject to adjustment. The Rights will become exercisable and trade separately from the common stock ten days following a public announcement that an Acquiring Person has beneficial ownership of more than 20 percent of the outstanding common stock of the Company or the commencement of a tender or exchange offer that would result in an Acquiring Person owning 20 percent or more of the outstanding common stock of the Company. Upon exercise, holders, other than an Acquiring Person, will have the right to purchase the common stock of the Company equal to twice the value of the exercise price of the Rights. In lieu of requiring payment of the purchase price upon exercise of the Rights following certain events, the Company may permit the holders simply to surrender the Rights, in which event they will be entitled to receive common shares and other property, as the case may be, with a value of 50 percent of what could be purchased by payment of the full purchase price. The Rights, which do not have voting rights, will expire on January 6, 2019, and may be redeemed by the Company any time until ten days following the announcement of an Acquiring Person at a price of $.01 per Right.

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

Cash Dividends

On May 20, 2008, the Board of Directors declared a cash dividend of $.08 per share on the Company’s common stock, which was paid on June 20, 2008, to shareholders of record on June 17, 2008. On December 16, 2008, the Board of Directors declared a cash dividend of $.08 per share on the Company’s common stock, which was paid on January 22, 2009, to shareholders of record on January 6, 2009.

The cash dividends declared in 2008, 2007, and 2006 were $30,636, $27,409, and $23,726, respectively. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.

Note 11 - Employee Benefit Plan:

The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $4,844, $4,574, and $4,164 to the Plan in 2008, 2007, and 2006, respectively.

Note 12 - Commitments and Contingencies:

The Company leases certain of its facilities, data processing equipment, and software under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its data processing equipment. Rent expense was $21,535, $20,757, and $17,977 in 2008, 2007, and 2006, respectively.

The aggregate noncancellable minimum commitments at December 31, 2008, other than those related to the lines of credit and long-term debt, are:

2009	$11,778
2010	7,981
2011	4,303
2012	2,441
2013 and thereafter	11,750

$38,253

In November 2008, the Company amended the Capital Support Agreements with the SDIT PO Fund and the SLAT PO Fund. These amended agreements provide that if either of the Funds realize payments or sales proceeds from the ultimate disposition of specified SIV securities which are less than its amortized cost, the Company will be required to provide capital to the Fund equal to the amount by which the amortized cost of the specified SIV security exceeds the amount realized from the sale or other disposition of the SIV securities (See Note 7).

In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2008 and 2007 related to these indemnifications.

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

Note 13 - Income Taxes:

The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2008	2007	2006
Current
Federal	$104,984	$129,790	$97,832
State	9,023	10,377	7,068
Foreign	6,440	9,144	4,346

	120,447	149,311	109,246

Deferred, including current deferred
Federal	(37,180)	(2,622)	12,767
State	2,453	3,042	(247)

	(34,727)	420	12,520

Total income taxes	$85,720	$149,731	$121,766

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.

The effective income tax rate differs from the federal income tax statutory rate due to the following:

Year Ended December 31,	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	3.3	2.1	1.5
Foreign tax expense and tax rate differential	0.7	(0.3)	0.1
Research and development tax credit	(1.3)	(0.8)	(0.9)
Valuation allowance on capital losses, PA loss carryforwards and other, net	(0.2)	0.1	(1.6)
Other, net	0.6	0.5	(0.2)

	38.1%	36.6%	33.9%

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $53,119 at December 31, 2008. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation, including the availability, or lack thereof, of foreign tax credits to reduce a portion of the U.S. liability.

Deferred income taxes for 2008, 2007, and 2006 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items comprising the deferred income tax provision are:

Year Ended December 31,	2008	2007	2006
Difference in financial reporting and income tax depreciation methods	$2,792	$—	$(562)
Reserves not currently deductible	2,800	536	989
Reserves for Capital Support Agreements	(49,792)	(8,746)	—
Capitalized software currently deductible for tax purposes, net of amortization	12,220	18,056	22,170
State deferred income taxes	1,595	1,978	(161)
Revenue and expense recognized in different periods for financial reporting and income tax purposes	1,599	(309)	(276)
Stock-based compensation expense	(4,567)	(8,640)	(8,518)
Other, net	(1,374)	(2,455)	(1,122)

	$(34,727)	$420	$12,520

The net deferred income tax liability is comprised of:

Year Ended December 31,	2008	2007
Current deferred income taxes:
Gross assets	$92,369	$17,310
Gross liabilities	—	—

	92,369	17,310

Valuation allowance	(7,539)	—

	84,830	17,310

Long-term deferred income taxes:
Gross assets	11,545	50,852
Gross liabilities	(109,734)	(111,137)

	(98,189)	(60,285)
Valuation allowance	(6,359)	(13,315)

	(104,548)	(73,600)

Net deferred income tax liability	$(19,718)	$(56,290)

The valuation allowances against deferred tax assets at December 31, 2008 and 2007 are related to state net operating losses from certain domestic subsidiaries. Certain state tax statutes significantly limit the utilization of net operating losses for domestic subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries. As of December 31, 2007, the Company had capital loss carryforward in the amount of $8,101 of which $1,413 was scheduled to expire at December 31, 2008 and the remaining $6,688 will expire in 2012. During 2008, the Company utilized $795 of the capital loss carryforward which expired on December 31, 2008. Management will employ tax planning strategies to utilize the remaining capital loss carryforward expiring in 2012.

The tax effect of significant temporary differences representing deferred tax assets (liabilities) is:

Year Ended December 31,	2008	2007
Difference in financial reporting and income tax depreciation methods	$(11,722)	$(8,276)
Reserves not currently deductible	1,784	1,532
Reserves for Capital Support Agreements	72,884	9,060
Valuation allowance on SIV-related deferred tax asset	(7,539)	—
Capitalized software currently deductible for tax purposes, net of amortization	(117,753)	(102,885)
State deferred income taxes	3,257	2,765
Revenue and expense recognized in different periods for financial reporting and income tax purposes	1,668	3,155
Unrealized holding loss (gain) on investments	934	(481)
Stock-based compensation expense	26,112	20,952
State net operating loss carryforward	11,545	19,281
Valuation allowance on deferred tax assets	(6,359)	(8,432)
Federal benefit of state tax deduction for uncertain tax positions	2,720	2,475
Capital loss, net of valuation allowance	2,400	1,536
Foreign tax credit	—	7,317
Valuation allowance on foreign tax credit	—	(4,884)
Other, net	351	595

Net deferred income tax liability	$(19,718)	$(56,290)

The Company recognizes tax liabilities in accordance with FIN 48 and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different than from our current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, not including interest and penalties, as of December 31, 2008 was $13,453, of which $13,071 would affect the effective tax rate if the Company were to recognize the tax benefit. The amount of gross FIN 48 liability of $11,723 which is expected to be paid within one year is included in Current liabilities while the remaining amount of $4,067 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheets. During the year ended December 31, 2008, the Company has not recognized any material increase or decrease in the tax liability for unrecognized tax benefits as a result of the implementation of FIN 48.

The Company files a consolidated federal income tax return and separate income tax returns with various states. Certain subsidiaries of the Company file tax returns in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for years before 2008 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2000.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2008	2007
Balance as of January 1	$13,329	$11,275
Tax positions related to current year:
Gross additions	1,288	2,463
Gross reductions	—	—

	1,288	2,463
Tax positions related to prior years:
Gross additions	468	651
Gross reductions	(273)	(251)

	195	400
Settlements	—	—
Lapses on statute of limitations	(1,359)	(809)

Balance as of December 31	$13,453	$13,329

The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits.

The Company classifies all interest and penalties as income tax expense. The Company has recorded $2,337 and $1,865 in liabilities for tax related interest and penalties on its Consolidated Balance Sheets for December 31, 2008 and 2007, respectively.

The Company estimates it will recognize $8,690 of unrecognized tax benefits within the next twelve months due to resolution of federal and state income tax audits during the earlier part of 2009.

The Company includes its direct and indirect subsidiaries in its U.S. consolidated federal income tax return. The Company’s tax sharing allocation agreement provides that any subsidiary having taxable income will pay a tax liability equivalent to what that subsidiary would have paid if it filed a separate income tax return. If the separately calculated federal income tax provision for any subsidiary results in a tax loss, the current benefit resulting from such loss, to the extent utilizable on a separate return basis, is accrued and paid to that subsidiary.

Note 14 - Business Segment Information:

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

The Company’s reportable business segments are:

Private Banks – provides investment processing and investment management programs to banks and trust institutions worldwide and independent wealth advisers located in the United Kingdom;

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

Investments in New Businesses – provides investment management programs to ultra-high-net-worth families residing in the United States through the SEI Wealth Network®; and

LSV Asset Management – is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

In 2008, no single customer accounted for more than ten percent of revenues in any business segment. In 2007, one client accounted for approximately 11 percent of the revenues of the Private Banks segment.

The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2008, 2007, and 2006:

2008	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
Revenues	$408,500	$223,164	$198,154	$147,968	$6,865	$263,268	$1,247,919
Expenses (1)	326,661	122,231	112,866	101,078	15,795	164,783	843,414

Operating profit (loss)	$81,839	$100,933	$85,288	$46,890	$(8,930)	$98,485	$404,505
Profit margin	20%	45%	43%	32%	N/A	37%	32%

2007	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
Revenues	$413,922	$259,288	$199,593	$143,375	$7,205	$345,645	$1,369,028
Expenses (1)	330,923	124,942	121,365	101,401	19,670	213,926	912,227

Operating profit (loss)	$82,999	$134,346	$78,228	$41,974	$(12,465)	$131,719	$456,801
Profit margin	20%	52%	39%	29%	N/A	38%	33%

2006	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
Revenues	$367,449	$225,716	$164,962	$118,964	$7,537	$291,121	$1,175,749
Expenses (1)	279,089	111,907	106,377	90,799	22,891	178,727	789,790

Operating profit (loss)	$88,360	$113,809	$58,585	$28,165	$(15,354)	$112,394	$385,959
Profit margin	24%	50%	36%	24%	N/A	39%	33%

(1)	For the years ended December 31, 2008, 2007 and 2006, LSV includes $135,251, 181,591 and $153,381, respectively, of minority interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006 is as follows:

Year Ended December 31,	2008	2007	2006
Total operating profit from segments above	$404,505	$456,801	$385,959
Corporate overhead expenses	(38,955)	(42,045)	(38,842)
Minority interest reflected in segments	138,079	186,500	158,615
LSV Employee Group expenses (2)	(7,280)	(7,281)	(7,281)

Income from operations	$496,349	$593,975	$498,451

(2)	Includes $7,222 in 2008, 2007 and 2006 of amortization expense related to intangible assets. The amortization is offset through Minority interest since the Company does not have any ownership interest in LSV Employee Group (See Note 2).

The following tables provide additional information for the years ended December 31, 2008, 2007, and 2006 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures			Depreciation and Amortization
Year Ended December 31,	2008	2007	2006	2008	2007	2006
Private Banks	$48,467	$57,874	$59,917	$27,131	$19,683	$13,811
Investment Advisors	17,005	21,148	21,345	6,527	4,716	3,001
Institutional Investors	4,434	4,792	10,461	1,681	1,628	1,241
Investment Managers	5,467	6,531	6,553	2,180	1,742	1,946
Investments in New Businesses	1,166	1,078	1,508	422	427	303
LSV	156	1,062	210	819	883	686

Total from business segments	$76,695	$92,485	$99,994	$38,760	$29,079	$20,988
LSV Employee Group	—	—	—	7,280	7,281	7,272
Corporate Overhead (3) (A)	7,184	1,834	6,128	919	776	887

	$83,879	$94,319	$106,122	$46,959	$37,136	$29,147

(A)	Includes an Out of period adjustment related to capitalized interest for $5,777 in 2008 (See Note 1).

	Stock-Based Compensation
Year Ended December 31,	2008	2007	2006
Private Banks	$5,840	$10,015	$8,845
Investment Advisors	2,519	4,623	4,158
Institutional Investors	2,422	4,321	3,776
Investment Managers	1,862	3,353	2,838
Investments in New Businesses	1,081	2,259	2,301
LSV	—	—	—
Corporate Overhead (3)	2,286	3,624	2,893

	$16,010	$28,195	$24,811

	Total Assets
	2008	2007
Private Banks	$421,728	$407,524
Investment Advisors	109,887	107,112
Institutional Investors	67,230	78,930
Investment Managers	95,654	83,582
Investments in New Businesses	8,759	10,435
LSV	120,142	176,054

Total from business segments	$823,400	$863,637
LSV Employee Group	70,339	77,561
Corporate Overhead (3) (4)	447,976	311,167

	$1,341,715	$1,252,365

(3)	Corporate overhead expenses primarily consist of corporate units such as executive management, accounting, regulatory compliance, corporate marketing and other general administrative costs not directly associated with a reportable business segment for internal financial reporting purposes.

(4)	Unallocated assets primarily consist of cash and cash equivalents, deferred tax assets, and certain other shared services assets.

The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2008	2007	2006
United States	$1,103,727	$1,200,899	$1,042,511
International operations	144,192	168,129	133,238

	$1,247,919	$1,369,028	$1,175,749

The following table presents assets based on their location:

	2008	2007
United States	$1,205,400	$1,085,733
International operations	136,315	166,632

	$1,341,715	$1,252,365

Note 15 - Related Party Transactions:

The Company, either by itself or through its wholly-owned subsidiaries, is a party to Investment Advisory and Administration Agreements with regulated investment companies (RICs) and other investment products which are administered by the Company. These investment products are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, the Company receives a fee for providing investment advisory, administrative, and accounting services. The investment advisory and administration fee is a fixed percentage, referred to as basis points, of the average daily net assets, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $425,136, $478,623, and $391,104, in 2008, 2007, and 2006, respectively. The Company is also a party to various agreements with several RICs which are advised and/or administered by the Company. The Company receives a fee for providing shareholder, administrative and distribution services pursuant to the provisions of various Rule 12b-1 Plans adopted by the RICs. These fees totaled $50,689, $64,967, and $57,335 in 2008, 2007, and 2006, respectively. A portion of the transaction costs incurred by the RICs for securities transactions are directed to the Company’s broker-dealer subsidiary in its capacity as an introducing broker-dealer. The Company recognized $2,891, $1,515, and $2,419 in commissions during 2008, 2007, and 2006, respectively.

Note 16 - Quarterly Financial Data (Unaudited):

	For the Three Months Ended
2008	March 31	June 30	Sept. 30	Dec. 31(1)
Revenues	$333,908	$329,523	$316,086	$268,402
Income before income taxes	$77,807	$73,385	$54,305	$19,477
Net income	$48,946	$46,164	$34,495	$9,649
Basic earnings per share	$.25	$.24	$.18	$.05
Diluted earnings per share	$.25	$.24	$.18	$.05
Effective income tax rate	37.1%	37.1%	36.5%	50.5%

Total SIV-related charges	$25,796	$27,300	$40,793	$64,293
Diluted earnings per share (2)	$.08	$.09	$.13	$.20

(1)	Includes an Out of period adjustment related to capitalized interest for $5,777 (See Note 1).

(2)	Attributable to SIV-related charges (See Note 7).

Our effective tax rate in the fourth quarter of 2008 was affected by a higher than usual state tax rate. The tax benefit associated with the deduction for the SIV-related losses is uncertain due to net operating loss carryforward limitations by Pennsylvania state tax law.

Total SIV-related charges include charges incurred by the Company from Capital Support Agreements with SEI-sponsored money market funds and securities issued by SIVs purchased from SEI-sponsored money market funds (See Note 7).

	For the Three Months Ended
2007	March 31	June 30	Sept. 30	Dec. 31
Revenues	$322,725	$343,258	$349,636	$353,409
Income before income taxes	$100,919	$112,102	$111,727	$84,792
Net income	$63,377	$69,501	$73,299	$53,632
Basic earnings per share	$.32	$.35	$.38	$.28
Diluted earnings per share	$.31	$.34	$.37	$.27
Effective income tax rate	37.2%	38.0%	34.4%	36.8%

Total SIV-related non-cash charges	$—	$—	$—	$25,122
Diluted earnings per share (1)	$—	$—	$—	$.08

(1)	Attributable to SIV-related charges (See Note 7).

Total SIV-related charges include charges incurred by the Company from Capital Support Agreements with SEI-sponsored money market funds and securities issued by SIVs purchased from SEI-sponsored money market funds (See Note 7).

SEI INVESTMENTS COMPANY AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2008	$3,032	$—	$—	$(376)	$2,656
2007	2,730	302	—	—	3,032
2006	1,520	1,210	—	—	2,730
Deferred income tax valuation allowance:
2008	$13,315	$—	$6,821	$(6,239)	$13,897
2007	10,393	—	5,208	(2,286)	13,315
2006	9,862	—	6,375	(5,844)	10,393

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALFRED P. WEST, JR., 66, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.

KATHY C. HEILIG, 50, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999. Ms. Heilig was Treasurer from May 1997 to May 2005.

N. JEFFREY KLAUDER, 56, has been Executive Vice President and General Counsel of the Company since August 2004. Prior to May 2000 and from September 2003 until August 2004, Mr. Klauder was a partner of Morgan Lewis & Bockius, LLP, a law firm, and from May 2000 until September 2003, Mr. Klauder was Managing Director and General Counsel of Safeguard Scientifics, Inc., an information technology and life sciences company.

EDWARD D. LOUGHLIN, 58, has been an employee of the Company since September 1979. Mr. Loughlin has been an Executive Vice President since May 1993 and a Senior Vice President since January 1988.

DENNIS J. MCGONIGLE, 48, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and a Senior Vice President since May 1995.

STEPHEN G. MEYER, 44, has been an employee of the Company since November 1992. Mr. Meyer has been an Executive Vice President since December 2006 and a Senior Vice President since December 2005.

JOSEPH P. UJOBAI, 47, has been an employee of the Company since May 1998. Mr. Ujobai has been an Executive Vice President since May 2003 and a Senior Vice President since January 2001.

WAYNE M. WITHROW, 53, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and a Senior Vice President since January 1994. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.

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

The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2008. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	28,883,144	$19.90	12,943,275
Equity compensation plans not approved by security holders	—	—	—

Total	28,883,144	$19.90	12,943,275

(1)	Consists of: (i) the 2007 Equity Compensation Plan, and (ii) the Amended and Restated 1998 Equity Compensation Plan.

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

As of December 31, 2008, options to acquire 7,056,725 shares were outstanding under the 2007 Plan, out of a total of 20,000,000 shares of common stock reserved for issuance under the 2007 Plan. A total of 12,943,275 shares of common stock remain available for issuance under the 2007 Plan for future grants.

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

As of December 31, 2008, options to acquire 21,826,419 shares were outstanding under the 1998 Plan, out of a total of 40,444,000 shares of common stock reserved for issuance under the 1998 Plan.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2008 and 2007
Consolidated Statements of Operations — For the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Shareholders’ Equity and Comprehensive Income — For the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows — For the years ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements
Schedule II — Valuation and Qualifying Accounts and Reserves – For the years ended December 31, 2008, 2007, and 2006
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

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

SEI INVESTMENTS COMPANY

Date	February 25, 2009	By	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date	February 25, 2009	By	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Chairman of the Board,
Chief Executive Officer,
and Director

Date	February 25, 2009	By	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date	February 25, 2009	By	/s/ Richard B. Lieb
Richard B. Lieb
Director

Date	February 25, 2009	By	/s/ William M. Doran
William M. Doran
Director

Date	February 25, 2009	By	/s/ Henry H. Porter, Jr.
Henry H. Porter, Jr.
Director

Date	February 25, 2009	By	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date	February 25, 2009	By	/s/ Sarah W. Blumenstein
Sarah W. Blumenstein
Director

EXHIBIT INDEX

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1	Articles of Incorporation of the Registrant as amended on January 21, 1983. (Incorporated by reference to exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982.)

3.1.2	Amendment to Articles of Incorporation of the Registrant, dated May 21, 1992. (Incorporated by reference to exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

3.1.3	Amendment to Articles of Incorporation of the Registrant, dated May 26, 1994. (Incorporated by reference to exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

3.1.4	Amendment to Articles of Incorporation of the Registrant, dated November 21, 1996. (Incorporated by reference to exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

3.1.5	Amendment to Articles of Incorporation of the Registrant, dated February 14, 2001. (Incorporated by reference to exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

3.2	Amended and Restated By-Laws. (Incorporated by reference to exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated January 6, 2009.)

4.1	Rights Agreement dated January 6, 2009. (Incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 6, 2009.)

4.2	Statement with Respect to Shares of a Domestic Corporation amending the designations of Series A Junior Participating Preferred Shares as a series of the Series Preferred Stock of the Company, dated January 6, 2009. (Incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 6, 2009.)

Note: Exhibits 10.4 through 10.11 constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Registrant participate.

10.4	1998 Equity Compensation Plan, Amended and Restated as of April 8, 2003. (Incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-111224) filed December 16, 2003.)

10.4.1	Amendment 2006-1 to the 1998 Equity Compensation Plan, Amended and Restated as of April 8, 2003. (Incorporated by reference to exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.5	Employee Stock Purchase Plan as Amended and Restated on May 20, 2008. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 20, 2008.)

10.6	SEI Capital Accumulation Plan. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-41343) filed December 2, 1997.)

10.9	Employment Agreement, dated June 25, 2004, between N. Jeffrey Klauder and the Registrant. (Incorporated by reference to exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.10	2007 Equity Compensation Plan. (Incorporated by reference to exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated April 11, 2007.)

10.11	Amended and Restated Employee Stock Purchase Plan. (Incorporated by reference to exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated May 20, 2008.)

10.21	Guaranty and Collateral Agreement, dated as of January 24, 2006 by and among SEI Investments Company, LSV Employee Group, LLC, the Grantors party thereto and LaSalle Bank National Association as Administrative Agent (including the underlying Credit Agreement dated as of January 24, 2006 by and among LSV Employee Group, LLC, LSV Asset Management, the Lenders party thereto and LaSalle Bank National Association as Administrative Agent to which the Guaranty and Collateral Agreement relates). (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2006.)

10.22	Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.22.1	First Amendment, dated June 15, 2005 to Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.22.2	Second Amendment, dated February 20, 2006 to Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.23	$200,000 Credit Agreement, dated July 25, 2007, among SEI Investments Company, the Lenders Party thereto, JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, Bank of America, N.A., Manufacturers and Traders Trust Company and PNC Bank, National Association. (Incorporated by reference to exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated July 24, 2007.)

10.23.1	First Amendment, dated November 7, 2007, to $200,000 Credit Agreement, dated July 25, 2007. (Incorporated by reference to exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.)

10.23.2	Second Amendment, dated March 19, 2008, to $200,000 Credit Agreement, dated July 25, 2007. (Incorporated by reference to exhibit 10.23.2 to the Registrant’s Current Report on Form 8-K dated March 19, 2008.)

10.23.3	Third Amendment, dated November 5, 2008, to $200,000 Credit Agreement, dated July 25, 2007. (Incorporated by reference to exhibit 10.23.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.)

10.23.4	Fourth Amendment, dated November 26, 2008, to $200,000 Credit Agreement, dated July 25, 2007. (Incorporated by reference to exhibit 10.23.4 to the Registrant’s Current Report on Form 8-K dated November 26, 2008.)

10.26	Letter of Credit, dated November 7, 2007 in favor of SEI Daily Income Trust Prime Obligation Fund. (Incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.)

10.28	Letter of Credit, dated February 14, 2008 in favor of SEI Daily Income Trust Prime Obligation Fund. (Incorporated by reference to exhibit 10.28 to the Registrant’s Current Report on Form 8-K dated February 15, 2008.)

10.30	Letter of Credit, dated December 3, 2007 in favor of SEI Liquid Asset Trust Prime Obligation Fund. (Incorporated by reference to exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.)

10.31	Letter of Credit, dated February 14, 2008 in favor of SEI Liquid Asset Trust Prime Obligation Fund. (Incorporated by reference to exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.)

10.32	Amended and Restated Capital Support Agreement, dated November 5, 2008, between SEI Investments Company and SEI Daily Income Trust for and on behalf of its Prime Obligation Fund. (Incorporated by reference to exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.)

10.33	Letter of Credit, dated November 7, 2008 in favor of SEI Daily Income Trust Prime Obligation Fund. (Incorporated by reference to exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.)

10.34	Amended and Restated Capital Support Agreement, dated November 28, 2008, between SEI Investments Company and SEI Liquid Asset Trust for and on behalf of its Prime Obligation Fund. (Incorporated by reference to exhibit 10.23.4 to the Registrant’s Current Report on Form 8-K dated November 26, 2008.)

10.35*	Letter of Credit, dated November 12, 2008 in favor of SEI Liquid Asset Trust Prime Obligation Fund.

10.36*	Letter of Credit, dated November 28, 2008 in favor of SEI Liquid Asset Trust Prime Obligation Fund.

10.37*	Letter of Credit, dated December 4, 2008 in favor of SEI Daily Income Trust Prime Obligation Fund.

10.38*	Letter of Credit, dated January 29, 2009 in favor of SEI Daily Income Trust Prime Obligation Fund.

14	Code of Ethics for Senior Financial Officers. (Incorporated by reference to exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

21*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Accountants. (Incorporated by reference to exhibit 23.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

31.1*	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2*	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.

99	Miscellaneous exhibit. (Incorporated by reference to exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

99.1	Financial Statements of LSV Asset Management. (Incorporated by reference to exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.