Form 10-Q
period 2009-03-31
SEI INVESTMENTS CO
filed 2009-05-04
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

SEC 1296 (04-09)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2009: 190,892,479 shares of common stock, par value $.01 per share.

(Cover page 1 of 1)

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$428,084	$416,643
Restricted cash	16,400	14,000
Receivables from regulated investment companies	22,591	28,364
Receivables, net of allowance for doubtful accounts of $2,904 and $2,656 (Note 4)	166,291	179,845
Deferred income taxes	43,082	84,830
Other current assets	55,232	15,989

Total Current Assets	731,680	739,671

Property and Equipment, net of accumulated depreciation and amortization of $142,743 and $142,240 (Note 4)	145,551	148,124

Capitalized Software, net of accumulated amortization of $56,988 and $52,113	279,368	270,606

Investments Available for Sale (Note 6)	71,733	75,380

Trading Securities (Note 6)	74,400	11,313

Goodwill (Notes 2 and 3)	22,842	22,842

Intangible Assets, net of accumulated amortization of $25,437 and $23,523 (Notes 2 and 3)	50,604	52,518

Other Assets	20,219	21,261

Total Assets	$1,396,397	$1,341,715

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	March 31, 2009	December 31, 2008
Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$6,400	$7,200
Accounts payable	9,054	12,308
Payable to regulated investment companies	42	97
Accrued liabilities (Note 4)	94,866	134,776
Capital Support Agreements (Notes 5 and 7)	57,945	173,983
Deferred revenue	1,370	1,530

Total Current Liabilities	169,677	329,894

Long-term Debt	216,286	24,332

Deferred Income Taxes	106,244	104,548

Other Long-term Liabilities (Note 11)	4,752	4,067

Commitments and Contingencies
Equity:
SEI Investments Company shareholders’ equity:
Common stock, $.01 par value, 750,000 shares authorized; 190,824 and 191,195 shares issued and outstanding	1,908	1,912
Capital in excess of par value	489,698	485,721
Retained earnings	319,135	289,682
Accumulated other comprehensive loss, net	(9,563)	(8,163)

Total SEI Investments Company shareholders’ equity	801,178	769,152

Noncontrolling interest	98,260	109,722
Total Equity	899,438	878,874

Total Liabilities and Equity	$1,396,397	$1,341,715

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Asset management, administration and distribution fees	$169,364	$260,059
Information processing and software servicing fees	62,217	60,139
Transaction-based and trade execution fees	17,030	13,710

Total revenues	248,611	333,908
Expenses:
Commissions and fees	37,553	45,295
Compensation, benefits and other personnel	76,868	83,892
Consulting, outsourcing and professional fees	21,150	26,757
Data processing and computer related	11,515	10,548
Facilities, supplies and other costs	15,433	17,385
Depreciation and amortization	12,562	11,520

Total expenses	175,081	195,397
Income from operations	73,530	138,511
Net loss from investments	(14,450)	(24,046)
Interest and dividend income	1,711	4,138
Interest expense	(799)	(967)

Net income before income taxes	59,992	117,636
Income taxes	8,929	29,175

Net income	51,063	88,461
Less: Net income attributable to the noncontrolling interest	(16,863)	(39,515)

Net income attributable to SEI Investments Company	$34,200	$48,946

Basic earnings per common share	$.18	$.25

Diluted earnings per common share	$.18	$.25

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

		Three Months Ended March 31,
		2009		2008
Net income		$51,063		$88,461
Other comprehensive loss, net of tax:
Foreign currency translation adjustments		(1,770)		(2,922)
Unrealized holding loss on investments:
Unrealized holding losses during the period, net of income tax (expense) benefit of $(242) and $134	(89)		(242)
Less: reclassification adjustment for gains realized in net income, net of income tax expense of $11 and $395	(27)	(116)	(671)	(913)

Total other comprehensive loss, net of tax		(1,886)		(3,835)

Comprehensive income		$49,177		$84,626
Comprehensive income attributable to the noncontrolling interest		(16,377)		(38,544)

Comprehensive income attributable to SEI Investments Company		$32,800		$46,082

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income attributable to SEI Investments Company	$34,200	$48,946
Adjustments to reconcile net income to net cash provided by operating activities	15,352	19,319

Net cash provided by operating activities	49,552	68,265

Cash flows from investing activities:
Additions to restricted cash	(2,400)	(12,515)
Additions to property and equipment	(2,967)	(5,545)
Additions to capitalized software	(13,638)	(12,178)
Purchase of marketable securities	(194,913)	—
Prepayments and maturities of marketable securities	4,154	486
Sale of marketable securities	—	926

Net cash used in investing activities	(209,764)	(28,826)

Cash flows from financing activities:
Payments on long-term debt	(3,846)	(5,187)
Proceeds from borrowings on long-term debt	195,000	—
Purchase and retirement of common stock	(5,900)	(50,916)
Proceeds from issuance of common stock	1,600	4,182
Tax benefit on stock options exercised	96	1,547
Payment of dividends	(15,297)	(13,607)

Net cash provided by (used in) financing activities	171,653	(63,981)

Net increase (decrease) in cash and cash equivalents	11,441	(24,542)
Cash and cash equivalents, beginning of period	416,643	360,921

Cash and cash equivalents, end of period	$428,084	$336,379

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

The fund processing solution offers a full range of administration and distribution support services to mutual funds, collective trust funds, single-manager hedge funds, funds of hedge funds, private equity funds and other types of investment funds. Administrative services include fund accounting, trustee and custodial support, legal support, transfer agency and shareholder servicing. Distribution support services range from market and industry insight and analysis to identifying distribution opportunities. Revenues from fund processing solutions are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Company as of March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three month periods ended March 31, 2009 and 2008. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 160 (SFAS 160), “Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” in January 2009. SFAS 160 established accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also required the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income.

Except as disclosed herein, there have been no significant changes in significant accounting policies during the three months ended March 31, 2009 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Cash and Cash Equivalents

Cash and cash equivalents includes $304,585 and $282,155 at March 31, 2009 and December 31, 2008, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. Cash includes $44,425 and $60,515 at March 31, 2009 and December 31, 2008, respectively, from LSV.

Restricted Cash

Restricted cash includes $16,400 and $14,000 at March 31, 2009 and December 31, 2008, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.

Capitalized Software

The Company capitalized $13,638 and $12,178 of software development costs during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 13.1 years. Amortization expense related to capitalized software was $4,876 and $4,200 during the three months ended March 31, 2009 and 2008, respectively.

The Company placed the initial version of the Global Wealth Platform into service in July 2007 and has subsequently implemented enhancements and upgrades to the platform through a series of releases. The total amount of capitalized software development costs related to the platform placed into service and being amortized as of March 31, 2009 was $279,503, which includes $55,160 related to a release placed into service in January 2009. The Global Wealth Platform has an estimated useful life of 15 years. Amortization expense related to the platform was $4,432 and $3,636 during the three months ended March 31, 2009 and 2008, respectively.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. The Company adopted the provisions of SFAS 157 in January 2008. However, in February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157 as they relate to nonfinancial assets and liabilities in January 2009. The adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 5 for information on related disclosures regarding fair value measurements.

Earnings per Share

The calculations of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 are:

	For the Three Month Period Ended March 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$34,200	191,084	$.18

Dilutive effect of stock options	—	325

Diluted earnings per common share	$34,200	191,409	$.18

	For the Three Month Period Ended March 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$48,946	193,629	$.25

Dilutive effect of stock options	—	4,582

Diluted earnings per common share	$48,946	198,211	$.25

Employee stock options to purchase 26,078,000 and 6,017,000 shares of common stock, with an average exercise price of $20.51 and $30.83, were outstanding during the three month periods ended March 31, 2009 and 2008, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, consists of:

	Foreign Currency Translation Adjustments	Unrealized Holding Losses on Investments	Accumulated Other Comprehensive Loss
Total accumulated comprehensive loss at December 31, 2008	$(9,787)	$(1,524)	$(11,311)
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2008	3,148	—	3,148

Total accumulated comprehensive loss attributable to SEI Investments Company at December 31, 2008	$(6,639)	$(1,524)	$(8,163)

Total comprehensive loss for the three months ended March 31, 2009	$(1,770)	$(116)	$(1,886)
Less: Total comprehensive loss attributable to noncontrolling interest for the three months ended March 31, 2009	486	—	486

Total comprehensive loss attributable to SEI Investments Company for the three months ended March 31, 2009	$(1,284)	$(116)	$(1,400)

Total accumulated comprehensive loss at March 31, 2009	$(11,557)	$(1,640)	$(13,197)
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at March 31, 2009	3,634	—	3,634

Total accumulated comprehensive loss attributable to SEI Investments Company at March 31, 2009	$(7,923)	$(1,640)	$(9,563)

Noncontrolling Interest

Noncontrolling interest on the accompanying Consolidated Balance Sheet as of December 31, 2008 includes a cumulative reclass adjustment of $3,148 as a result of the Company’s adoption of SFAS 160. This reclass adjustment relates to foreign currency translation adjustments.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2009	2008
Net income attributable to SEI Investments Company	$34,200	$48,946
Adjustments to reconcile net income attributable to SEI Investments Company to net cash provided by operating activities:
Depreciation and amortization	12,562	11,520
Undistributed earnings of noncontrolling interests	16,951	39,829
Payments to partners of LSV	(26,967)	(37,620)
Stock-based compensation	3,430	4,683
Provision for losses on receivables	247	(1,003)
Deferred income tax expense (benefit)	43,213	(8,884)
Net realized losses (gains) from investments	130,488	(1,749)
Change in other long-term liabilities	685	381
Change in other assets	669	380
Other	(2,710)	(3,397)
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	5,773	371
Receivables	14,366	1,221
Other current assets	(39,235)	(130)
Increase (decrease) in
Accounts payable	(3,254)	1,416
Capital Support Agreements	(116,038)	25,795
Payable to regulated investment companies	(55)	35
Accrued liabilities	(24,613)	(14,392)
Deferred revenue	(160)	863

Total adjustments	15,352	19,319
Net cash provided by operating activities	$49,552	$68,265

New Accounting Pronouncements

On April 9, 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). FSP 157-4 provides additional guidance for estimating fair value in accordance with FAS 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 107-1 amends FAS 107, “Disclosures about Fair Value of Financial instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 157-4 and FSP 107-1 are effective for the Company beginning in the second quarter 2009 and earlier application is permitted beginning with the first quarter 2009. FSP 157-4 and FSP 107-1 must be applied prospectively and retrospective application is not permitted. The Company will apply FSP 157-4 and FSP 107-1 effective with its second quarter 2009. The Company is currently evaluating the impact FSP 157-4 and FSP 107-1 will have on its consolidated financial statements, but does not believe it will have a significant impact upon adoption.

On April 9, 2009, the FASB issued FSP 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2).” FSP 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. FSP 115-2 also contains additional disclosure requirements related to debt and equity securities. FSP 115-2 is effective for the Company beginning in the second quarter 2009 and earlier application is permitted beginning with the first quarter 2009. The Company will apply FSP 115-2 effective with its second quarter 2009. The Company is currently evaluating the impact FSP 115-2 will have on its consolidated financial statements, but does not believe it will have a significant impact upon adoption.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2. LSV and LSV Employee Group

The Company has an investment in the general partnership LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a number of SEI-sponsored mutual funds. The Company’s total partnership interest in LSV was approximately 43 percent during 2008 and the three months ended March 31, 2009. LSV Employee Group is owned by several current employees of LSV and was formed for the sole purpose of owning a partnership interest in LSV. The Company does not own any interest in LSV Employee Group.

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

Under FIN 46, LSV Employee Group meets the definition of a variable interest entity and the Company is the primary beneficiary. As a result of this transaction, the Company has a controlling financial interest in LSV through its direct ownership of LSV and guaranty of LSV Employee Group’s debt. The Company, therefore, consolidates the assets, liabilities and operations of LSV and LSV Employee Group in its Consolidated Financial Statements. The Company’s percentage of direct ownership in LSV was unchanged (approximately 43 percent) as a result of this transaction. The amount of ownership of the other existing partners (approximately 57 percent) of LSV is included in Noncontrolling interest.

The Company determined that $72,220 of the $92,000 purchase price related to identifiable intangible assets and the remaining $19,780 was goodwill. The identifiable intangible assets have an estimated life of ten years and are amortized on a straight-line basis. The Company recognized $1,805 in amortization expense in the three month periods ended March 31, 2009 and 2008, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statement of Operations. Amortization expense recognized in the Consolidated Statement of Operations associated with the assets of LSV Employee Group was eliminated through Noncontrolling interest and had no impact on net income.

	March 31, 2009	December 31, 2008
Intangible asset, at cost	$72,220	$72,220
Accumulated amortization	(23,471)	(21,666)

Net book value	$48,749	$50,554

In March 2009, certain partners (the Contributing partners) of LSV, including the Company, have agreed to designate a portion of their partnership interest for the purpose of providing an interest in the partnership to a select group of key employees. Until such time an interest in the partnership is issued to a key employee, all profits, losses, distributions and other rights and obligations relating to such unissued interests remains with the Contributing partners. Each issuance must be authorized by unanimous vote of all Contributing partners. As of March 31, 2009, the Contributing partners did not issue any interest in LSV.

In April 2009, the Contributing partners agreed to provide certain key employees an interest in LSV, thereby reducing the Company’s interest in LSV to just under 42 percent. The Company expects to deconsolidate the assets, liabilities, revenues and expenses of LSV and account for its interest in LSV under the equity method of accounting effective April 1, 2009. The Company’s indirect eight percent ownership interest in LSV due to the unsecured loan guaranty provided to LSV Employee Group remained unchanged. The Company will continue to consolidate the accounts of LSV Employee Group until such time as the term loan is paid in full. The Company is currently evaluating the impact of this transaction on its consolidated financial statements, in particular, as it pertains to SFAS 160 and SFAS No. 141 (revised 2007), “Business Combinations.”

LSV Employee Group Term Loan

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from Bank of America, N.A. (formerly LaSalle Bank National Association) and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan is $82,800. The principal amount and interest of the term loan are paid in quarterly installments. The total outstanding principal balance of the term loan must be paid in full by January 2011. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. As of March 31, 2009, the remaining unpaid principal balance of the term loan was $27,686, of which $6,400 is classified as current and included in Current portion of long-term debt and the remaining $21,286 is included in Long-term debt on the accompanying Consolidated Balance Sheets. LSV Employee Group made principal payments of $3,846 and $5,176 during the three months ended March 31, 2009 and 2008, respectively. Interest expense for the three months ended March 31, 2009 and 2008 on the Consolidated Statements of Operations includes $416 and $731, respectively, in interest costs associated with the borrowings of LSV Employee Group which was eliminated through Noncontrolling interest and had no impact on net income.

LSV Employee Group made a principal payment of $2,998 in April 2009. The remaining unpaid principal balance of the term loan at April 29, 2009 was $24,688. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group.

The book value of LSV Employee Group’s long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available for bank loans with similar terms and maturities.

LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. One of these swap agreements terminated on March 31, 2009. The remaining swap agreement has a notional value of $27,440. Payments are made every 90 days and the termination date of the remaining swap agreement is January 2011. The net effect from the interest rate swaps on the Company’s earnings during the three months ended March 31, 2009 and 2008 was minimal.

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

The Company identified an intangible asset related to customer contracts that met the contractual-legal criterion for recognition apart from goodwill. The fair value of the intangible was determined to be $3,821 with a definite life of eight and a half years. The identified intangible asset is amortized on a straight-line basis. The Company recognized $109 of amortization expense in the first quarter of 2008 and 2009, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

	March 31, 2009	December 31, 2008
Intangible asset, at cost	$3,821	$3,821
Accumulated amortization	(1,966)	(1,857)

Net book value	$1,855	$1,964

Note 4. Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2009	December 31, 2008
Trade receivables	$52,772	$49,656
Fees earned, not billed	113,977	130,341
Other receivables	2,446	2,504

	169,195	182,501
Less: Allowance for doubtful accounts	(2,904)	(2,656)

	$166,291	$179,845

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2009	December 31, 2008
Buildings	$131,342	$131,321
Equipment	60,090	63,952
Land	9,695	9,695
Purchased software	59,643	58,846
Furniture and fixtures	18,040	18,141
Leasehold improvements	5,254	5,288
Construction in progress	4,230	3,121

	288,294	290,364
Less: Accumulated depreciation and amortization	(142,743)	(142,240)

Property and Equipment, net	$145,551	$148,124

The Company recognized $5,509 and $5,361 in depreciation and amortization expense related to property and equipment for the three months ended March 31, 2009 and 2008, respectively.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2009	December 31, 2008
Accrued employee compensation	$18,767	$35,425
Accrued employee benefits and other personnel	7,112	8,012
Accrued consulting, outsourcing and professional fees	18,465	15,055
Accrued distribution fees	3,532	14,228
Accrued brokerage fees	16,412	14,001
Accrued other commissions and fees	15,587	15,537
Accrued dividend payable	—	15,297
Other accrued liabilities	14,991	17,221

Total accrued liabilities	$94,866	$134,776

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company’s Level 3 financial assets include SIV securities (See Notes 6 and 7). The Company elected the fair value option under SFAS 159 to account for these securities. The Company’s Level 3 financial liabilities include the Capital Support Agreements which are considered derivative financial instruments (See Note 7).

The fair value of an asset or liability may include inputs from more than one level in the fair value hierarchy. The lowest level of significant inputs used to value the asset or liability determines which level the asset or liability is classified in its entirety.

The underlying collateral of the SIV securities is mainly comprised of asset-backed securities and collateralized debt obligations. Recent liquidity issues surrounding collateralized debt obligations and asset backed-securities has greatly affected the fair value of SIV securities. Given the lack of any reliable market data on the SIV securities owned by the Company or held by SEI-sponsored money market funds, the fair value of these SIV securities is determined using a net asset value approach which considers the value of the underlying collateral. The Company utilizes external pricing services that incorporate market data, where available, or through the use of matrix pricing or other acceptable measures. The valuation methodology used by these service providers considers various characteristics of the underlying collateral including, but not limited to, the issuer, collateral attributes, prepayment speeds, and credit ratings. The underlying collateral that lack any market data are grouped by sector and valued using the most recent quoted price, which may be longer than one year, and adjusting that price by the percentage change in the respective sector using relative benchmarks. Prices for the SIV securities as well as the underlying collateral are subject to internal reviews that consider broker quotes, current market observations and other analyses to verify the fair value. In the event a market transaction does exist, management evaluates the circumstances surrounding the transaction in order to assess if the price used represents the fair value according to the guidance in SFAS 157. In management’s opinion, the price of certain SIV securities used in recent transactions were from distressed sales and did not represent the implied fair value of the SIV securities held by the Company or by the SEI-sponsored money market funds.

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs at March 31, 2009:

	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$17,480	$17,480	$—	$—
Fixed income available-for-sale securities	54,253	—	54,253	—
Trading securities issued by SIVs	68,857	—	—	68,857
Other trading securities	5,543	3,958	—	1,585

	$146,133	$21,438	$54,253	$70,442

Liabilities
Capital Support Agreements	$57,945	$—	$—	$57,945

	$57,945	$—	$—	$57,945

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2009 to March 31, 2009:

	Trading Securities Issued by SIVs	Other Trading Securities	Capital Support Agreements
Balance, January 1, 2009	$5,713	$1,697	$(173,983)
Purchases, issuances and settlements, net	193,624	—	—
Total gains or losses (realized/unrealized):
Included in earnings	(130,480)	(112)	116,038
Included in other comprehensive income	—	—	—
Transfers in and out of Level 3	—	—	—

Balance March 31, 2009	$68,857	$1,585	$(57,945)

The $116,038 included in earnings for the Company’s Capital Support Agreements primarily relates to the reduction in the Company’s obligation related to the Capital Support Agreements as a result of the Company’s purchase of SIV securities from SEI-sponsored money market funds during the three months ended March 31, 2009 (See Note 7).

Note 6. Marketable Securities

Investments Available for Sale

Investments available for sale of the Company’s non-broker-dealer subsidiaries classified as non-current assets consist of:

	As of March 31, 2009
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$18,868	$—	$(3,974)	$14,894
Other mutual funds	3,218	—	(632)	2,586
Debt securities	51,989	2,264	—	54,253

	$74,075	$2,264	$(4,606)	$71,733

	As of December 31, 2008
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$18,739	$—	$(3,759)	$14,980
Other mutual funds	3,336	—	(569)	2,767
Debt securities	55,762	1,871	—	57,633

	$77,837	$1,871	$(4,328)	$75,380

Net unrealized holding losses at March 31, 2009 were $1,640 (net of income tax benefit of $702). Net unrealized holding losses at December 31, 2008 were $1,524 (net of income tax expense of $933). These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.

During the three months ended March 31, 2009 and 2008, the Company recognized gross realized gains from available-for-sale securities of $38 and $1,066, respectively. These gains are reflected in Net loss from investments on the accompanying Consolidated Statements of Operations. There were no realized losses recognized during the three months ended March 31, 2009 and 2008.

The Company has investments in two SEI-sponsored mutual funds which primarily invest in fixed-income securities, including debt securities issued by municipalities and mortgage-backed securities. The market value of these investments has steadily decreased since the initial purchase in 2007. In August 2008, management concluded that the earnings potential and near term prospects of some of the issuers of the underlying securities held in the funds are uncertain and that it was unlikely the investments will fully recover from a loss position in the foreseeable future. Due to these factors, the Company recorded an impairment charge of $1,961 during the three months ended September 30, 2008 and classified this charge as an Other-than-temporary decline in market value. Subsequently, the market value of these securities declined an additional $3,496 by March 31, 2009. Management did not record an other-than-temporary impairment charge at March 31, 2009 due to its assessment of several factors including the volatility in the capital markets, the duration of time since the impairment charge recorded in August 2008 and the Company’s ability and intent to hold onto these securities for a sufficient period to allow for a recovery. The Company re-evaluates its assessment of this investment on an ongoing basis.

The Company has investments included in Other mutual funds that have been in an unrealized loss position for a period of less than one year. These mutual funds primarily invest in a diversified mix of equity and fixed-income securities. The cost basis of these investments was $3,172 with a fair value of $2,540 and a gross unrealized loss of $632. Management did not record an other-than-temporary impairment charge at March 31, 2009 due to its assessment regarding the correlation of the decline in market value of these investments to the recent events in the capital markets and the Company’s ability and intent to hold onto these securities for a sufficient duration to allow for a recovery. The Company re-evaluates its assessment of this investment on an ongoing basis.

During the three months ended March 31, 2008, the Company held derivatives in the form of equity contracts for the purpose of hedging market risk of certain available for sale securities. These derivatives were held for the purpose of hedging such risk and not for speculation. On March 31, 2008, these derivative equity contracts reached their contractual maturity date. The Company no longer owns any derivative financial instruments to hedge market risk of available for sale securities. Net loss from investments on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2008 includes net gains of $676 from changes in the fair value of derivative instruments.

The Company’s debt securities are issued by the Government National Mortgage Association and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SEI Private Trust Company (SPTC) and have maturity dates which range from 2033 to 2037.

Trading Securities

Trading securities of the Company consist of:

	As of March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SIV securities	$208,657	$—	$(139,800)	$68,857
LSV-sponsored mutual funds	4,000	—	(42)	3,958
Other securities	1,971	—	(386)	1,585

	$214,628	$—	$(140,228)	$74,400

	As of December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SIV securities	$15,034	$—	$(9,321)	$5,713
LSV-sponsored mutual funds	4,000	—	(97)	3,903
Other securities	1,971	—	(274)	1,697

	$21,005	$—	$(9,692)	$11,313

The Company has elected the fair value option under SFAS 159 for all of its trading securities and the amount on the accompanying Consolidated Balance Sheet represents the fair value of all trading securities. Unrealized gains and losses from the change in fair value of these securities are recognized in Net loss from investments on the accompanying Consolidated Statements of Operations.

During the three months ended March 31, 2009, the Company recognized unrealized losses from trading securities of $130,537 primarily due to the purchase of the Gryphon notes in March 2009 (See Note 7). The purchase of the Gryphon notes reduced the Company’s required capital contribution according to the Amended Capital Support Agreements by approximately $116,038. The unrealized losses from the trading securities and the subsequent reduction in the Company’s required capital contribution are reflected in Net loss from investments on the accompanying Consolidated Statements of Operations. The Company did not own any trading securities during the three months ended March 31, 2008.

The Company has an investment related to the startup of a mutual fund sponsored by LSV. This is a U.S. dollar denominated fund that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the fund are translated into U.S. dollars within the fund. The Company has purchased equity and currency futures contracts as part of an economic hedging strategy to minimize its exposure to price and currency risk inherent with this investment. The equity futures contracts had a notional value of $3,969 and are expected to hedge the price risk associated with movements of certain Canadian, Australian and global indices. The Company also purchased currency futures contracts with a notional value of $2,661 that are expected to hedge the currency risk associated with movements of the U.S. dollar against the Canadian and Australian dollars since the underlying securities of the fund are predominately denominated in those currencies. The fair value of the futures contracts are netted against the fair value of the investment in the LSV-sponsored fund. During the three months ended March 31, 2009, the Company recognized unrealized losses of $329 from the LSV-sponsored mutual fund and unrealized gains of $384 from the equity and currency futures contracts.

Note 7. Capital Support Agreements

In 2007, the Company entered into Capital Support Agreements with the SEI Daily Income Trust Prime Obligation Fund (the SDIT PO Fund), the SEI Daily Income Trust Money Market Fund (the SDIT MM Fund), and the SEI Liquid Asset Trust Prime Obligation Fund (SLAT PO Fund) (each a Fund or, together, the Funds). The Company is the advisor to the Funds. The sub-advisor to the Funds is Columbia Management, which is the primary investment management division of Bank of America Corporation. Among other money market instruments, the Funds hold senior notes issued by SIVs. Some of the SIVs ceased making payments on their outstanding notes on the scheduled maturity dates. The Company entered into the Capital Support Agreements to provide the necessary credit support related to the SIVs in default held by the Funds.

In March 2009, the Company purchased all of the Gryphon notes from the SDIT PO Fund and the SLAT PO Fund. The cash purchase price of $194,913 paid to the Funds was equal to the amortized cost of these securities. In order to finance the purchases of the Gryphon notes, the Company borrowed $195,000 through the Credit Facility during March 2009 (See Note 8). As a result of this purchase, the Company recorded losses of $129,932 and its required capital contribution according to the Amended Capital Support Agreement was reduced by approximately $116,038 during the three months ended March 31, 2009. In addition, the Company recognized losses of $548 from the change in fair value of the Gryphon notes purchased from the SDIT MM Fund in 2008. In total, the charges recognized by the Company from SIV-related issues for the three months ended March 31, 2009 amounted to $14,442. As of March 31, 2009, the Company’s required capital contribution to the Funds was $57,945 and the required collateral to be maintained by the Company was $65,619 according to the Amended Capital Support Agreements.

The letters of credit posted to collateralize the Company’s obligations under the Amended Capital Support Agreements was reduced from an aggregate $195,000 to $69,000 (See Note 8). The Company’s borrowings of $195,000 to finance the purchases of the Gryphon notes and outstanding letters of credit directly reduced the amount available for future borrowings under the Credit Facility. As of April 29, 2009, letters of credit of $69,000 remained outstanding and the Company’s total borrowings through the credit facility remained at $195,000. Therefore, the remaining $36,000 of the Credit Facility is unrestricted and may be used for general purposes.

At March 31, 2009, the aggregate par value and market value of the SIVs covered by the Amended Capital Support Agreements on the books of the Funds was $123,894 and $58,645, respectively. The aggregate par value of the Gryphon notes purchased from the Funds on our books was $208,657.

The Amended Capital Support Agreements are considered derivative contracts in accordance with applicable accounting guidance and are categorized as Level 3 liabilities as specified by SFAS 157 (see Note 5). These Level 3 liabilities comprise 34 percent of the Company’s total current liabilities at March 31, 2009. The fair value of the derivative contracts approximates the value of the Company’s actual obligation at March 31, 2009. The value of the Amended Capital Support Agreements will be determined at least quarterly. In the event payments are not required to be paid to the Funds, such expense may be reversed in a subsequent period.

As of April 29, 2009, the amount which would be accrued for the Company’s contribution obligations under the Amended Capital Support Agreements was $57,798. Based upon this valuation and assuming no other changes in the portfolio assets through June 30, 2009, no additional non-cash expense would be recorded in the three months ended June 30, 2009.

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

Note 8. Lines of Credit

The Company has a five-year $300,000 Credit Agreement (the Credit Facility) which expires in July 2012, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 0.75 percent above the London Interbank Offer Rate (“LIBOR”). There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 to $400,000 under certain conditions set forth in the agreement. The Credit Facility, as amended, contains various covenants, none of which negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels.

During March 2009, the Company purchased all of the Gryphon notes from the SDIT PO Fund and the SLAT PO Fund (See Note 7). In order to finance the purchases of the Gryphon notes, the Company borrowed $195,000 through the Credit Facility. The letters of credit posted to collateralize the Company’s obligations under the Amended Capital Support Agreements was reduced from an aggregate $195,000 to $69,000. The Company was in compliance with all covenants of the Credit Facility at March 31, 2009.

As of March 31, 2009, the Company’s ability to borrow from the Credit Facility is not limited by any covenant of the agreement. In management’s opinion, the leverage ratio is the most restrictive of all of the covenants contained in the Credit Facility. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). The amount of consolidated indebtedness according to the terms of the covenant includes the capital commitment under the Amended Capital Support Agreements and the outstanding debt of LSV Employee Group. The Company must maintain at all times prior to and including September 30, 2009, a ratio of consolidated indebtedness of not more than 2.25 times the amount of EBITDA, at all times from October 1, 2009 through and including December 31, 2009, not more than 2.00 times EBITDA, and at all times thereafter, not more than 1.75 times EBITDA. As of March 31, 2009, the Company’s leverage ratio is 1.24 times EBITDA.

Through the Credit Facility, the Company issued letters of credit of a third party bank to secure the existing obligations of the Company under the Amended Capital Support Agreements. As of March 31, 2008, the Company had a total of $69,000 in outstanding letters of credit. The letters of credit have a term of one year and contain a fronting fee of 0.125 percent per annum on the face amount of each letter of credit which is payable quarterly in arrears. In addition, a participation fee ranging from 0.45 percent to 1.25 percent, depending upon the Company’s leverage ratio, is payable quarterly in arrears on the face amount of each letter of credit. The participation fee may increase if the Company’s leverage ratio reaches certain levels. As the letters of credit remain outstanding, the amount available under the Credit Facility will be reduced by the face amount of the letters of credit. The letters of credit are due to expire in November and early December 2009.

As of April 29, 2009, letters of credit of $69,000 to secure the existing obligations of the Company under the Amended Capital Support Agreements remained outstanding. The amount of the Credit Facility that is unrestricted and available for other purposes as determined by the Company is $36,000.

The Company considers the book value of long-term debt related to the borrowings through the Credit Facility to be representative of its fair value.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the three months ended March 31, 2009.

Note 9. Shareholders’ Equity

Stock-Based Compensation

The Company currently has one active equity compensation plan, the 2007 Equity Compensation Plan (the 2007 Plan), which provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights with respect to up to 20 million shares of common stock of the Company, subject to adjustment for stock splits, reclassifications, mergers and other events. Permitted grantees under the 2007 Plan include employees, non-employee directors and consultants who perform services for the Company. The plan is administered by the Compensation Committee of the Board of Directors of the Company. There were no grants of incentive stock options or stock appreciation rights made under the plan in 2009 or 2008.

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

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three month periods ended March 31, 2009 and 2008, respectively, as follows:

	Three Months Ended March 31,
	2009	2008
Stock-based compensation expense	$3,430	$4,683
Less: Deferred tax benefit	(667)	(1,578)

Stock-based compensation expense, net of tax	$2,763	$3,105

Basic and diluted earnings per share	$.01	$.02

Management does not expect that certain option grants, which do not vest due to the passage of time, will attain their pre-determined vesting targets; therefore, the Company has discontinued the amortization of the unrecognized stock-based compensation cost associated with these grants. These option grants have an unrecognized compensation cost of $21,299.

As of March 31, 2009, there was approximately $48,499 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2009	$9,989
2010	12,279
2011	11,327
2012	6,824
2013	5,084
2014	1,498
2015	1,498

$48,499

During the three months ended March 31, 2009, the Company revised its previous estimate made as of December 31, 2008 of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $1,794 in stock-based compensation expense in the three months ended March 31, 2009.

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2008 was $4,051. The total options exercisable as of March 31, 2009 had no intrinsic value due to the fact that the weighted average exercise price exceeded the market value of the Company’s common stock. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2009 and the exercise price of the shares. The market value of the Company’s common stock as of March 31, 2009 was $12.21 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31, 2009 was $18.47. The total options outstanding as of March 31, 2009 and 2008 was 27,799,000 and 27,077,000, respectively.

Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,528,365. Through March 31, 2009, a total of 255,328,000 shares at an aggregate cost of $1,451,729 have been purchased and retired. The Company purchased 527,000 shares at a total cost of $5,901 during the three months ended March 31, 2009.

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

Investment Managers – provides investment processing, fund processing and operational outsourcing solutions to investment managers, fund companies and banking institutions located in the United States and to investment managers worldwide of alternative asset classes such as single-manager hedge funds, funds of hedge funds, private equity funds and registered hedge funds;

Investments in New Businesses – provides investment management programs to ultra-high-net-worth families residing in the United States through the SEI Wealth Network®; and

LSV Asset Management – a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2009 and 2008. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended March 31, 2009 and 2008.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended March 31, 2009
Revenues	$96,948	$37,508	$39,379	$33,332	$1,254	$40,190	$248,611
Expenses (1)	78,798	27,109	24,170	22,867	3,293	26,446	182,683

Operating profit (loss)	$18,150	$10,399	$15,209	$10,465	$(2,039)	$13,744	$65,928
Profit margin	19%	28%	39%	31%	N/A	34%	27%

(1)	LSV includes $18,862 of noncontrolling interest of the other partners of LSV.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended March 31, 2008
Revenues	$107,054	$60,519	$50,689	$36,493	$1,834	$77,319	$333,908
Expenses (2)	86,167	31,376	30,140	25,964	4,652	47,356	225,655

Operating profit (loss)	$20,887	$29,143	$20,549	$10,529	$(2,818)	$29,963	$108,253
Profit margin	20%	48%	41%	29%	N/A	39%	32%

(2)	LSV includes $41,238 of noncontrolling interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the quarters ended March 31, 2009 and 2008 is as follows:

	2009	2008
Total operating profit from segments above	$65,928	$108,253
Corporate overhead expenses	(9,641)	(10,109)
Noncontrolling interest reflected in segments	19,063	42,188
LSV Employee Group (1)	(1,820)	(1,821)

Income from operations	$73,530	$138,511

(1)	For the three months ended March 31, 2009 and 2008, includes $1,805 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the three months ended March 31, 2009 and 2008 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2009	2008	2009	2008
Private Banks	$10,869	$11,063	$7,490	$6,573
Investment Advisors	3,849	3,841	1,753	1,621
Institutional Investors	659	1,070	457	431
Investment Managers	782	1,112	549	552
Investments in New Businesses	217	253	104	114
LSV	36	59	209	205

Total from business segments	$16,412	$17,398	$10,562	$9,496
LSV Employee Group	—	—	1,820	1,821
Corporate Overhead	193	325	180	203

	$16,605	$17,723	$12,562	$11,520

Note 11. Income Taxes

The gross liability for unrecognized tax benefits at March 31, 2009 and December 31, 2008 was $4,742 and $13,453, respectively, exclusive of interest and penalties, of which $4,065 and $13,071 would affect the effective tax rate if the Company were to recognize the tax benefit. As a result of the resolution of federal and state income tax audits, the Company recognized a reduction of $7,525 of its tax liability for unrecognized tax benefits during the three months ended March 31, 2009.

The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2009 and December 31, 2008, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $685 and $2,337, respectively.

	March 31, 2009	December 31, 2008
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$4,742	$13,453
Interest and penalties on unrecognized benefits	685	2,337

Total gross uncertain tax positions	$5,427	$15,790

Amount included in Current liabilities	$675	$11,723
Amount included in Other long-term liabilities	4,752	4,067

	$5,427	$15,790

The Company files income tax returns in the United States on a consolidated basis and in many U.S. state and foreign jurisdictions. The Company is subject to examination of income tax returns by the Internal Revenue Service (IRS) and other domestic and foreign tax authorities. An examination of the Company’s Canadian subsidiary 2005 and 2006 tax returns is currently being conducted by the Canadian tax authority. The Company is no longer subject to U.S. federal income tax examination for years before 2008 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2000.

The Company estimates it will recognize $506 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal and state tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

The Company estimates that future estimated tax payments in 2009 may be partially or fully offset by the recognition of losses related to the Amended Capital Support Agreements (See Note 7). The expected tax benefit from these losses and the projected tax overpayment for 2008 amounts to $37,418 and is included in Other current assets on the accompanying Consolidated Balance Sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at March 31, 2009 and 2008, the consolidated results of operations for the three months ended March 31, 2009 and 2008 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of March 31, 2009, through our subsidiaries and partnerships in which we have a significant interest, we administer $354.4 billion in mutual fund and pooled assets, manage $122.7 billion in assets, and operate from numerous countries worldwide.

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

Investment Managers – provides investment processing, fund processing and operational outsourcing solutions to investment managers, fund companies and banking institutions located in the United States and to investment managers worldwide of alternative asset classes such as single-manager hedge funds, funds of hedge funds, private equity funds and registered hedge funds;

Investments in New Businesses – provides investment management programs to ultra-high-net-worth families residing in the United States through the SEI Wealth Network®; and

LSV Asset Management – a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

Financial Results

Revenues, Expenses and Income from Operations by business segment for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 were as follows:

	For the Three Month Period Ended March 31,
	2009	2008	Percent Change
Revenues:
Private Banks	$96,948	$107,054	(9%)
Investment Advisors	37,508	60,519	(38%)
Institutional Investors	39,379	50,689	(22%)
Investment Managers	33,332	36,493	(9%)
Investments in New Businesses	1,254	1,834	(32%)
LSV	40,190	77,319	(48%)

Total revenues	$248,611	$333,908	(26%)
Expenses:
Private Banks	$78,798	$86,167	(9%)
Investment Advisors	27,109	31,376	(14%)
Institutional Investors	24,170	30,140	(20%)
Investment Managers	22,867	25,964	(12%)
Investments in New Businesses	3,293	4,652	(29%)
LSV	26,446	47,356	(44%)

Total expenses	$182,683	$225,655	(19%)
Income from business segments:
Private Banks	$18,150	$20,887	(13%)
Investment Advisors	10,399	29,143	(64%)
Institutional Investors	15,209	20,549	(26%)
Investment Managers	10,465	10,529	(1%)
Investments in New Businesses	(2,039)	(2,818)	28%
LSV	13,744	29,963	(54%)

Total income from business segments	$65,928	$108,253	(39%)
Corporate overhead	(9,641)	(10,109)	(5%)
LSV Employee Group (1)	(1,820)	(1,821)	—
Noncontrolling interest reflected in segments (2)	19,063	42,188	(55%)

Income from operations	$73,530	$138,511	(47%)

(1)	Primarily relates to amortization costs of identifiable intangible assets.

(2)	For the three months ended March 31, 2009 and 2008, includes $18,862 and $41,238, respectively, of noncontrolling interest of the other partners of LSV.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances (In millions)	As of March 31,		Percent
	2009	2008	Change
Private Banks:
Equity and fixed income programs	$9,679	$18,904	(49%)
Collective trust fund programs	1,198	1,008	19%
Liquidity funds	8,929	9,198	(3%)

Total assets under management	$19,806	$29,110	(32%)
Client proprietary assets under administration	9,920	13,897	(29%)

Total assets	$29,726	$43,007	(31%)
Investment Advisors:
Equity and fixed income programs	$18,832	$32,736	(42%)
Collective trust fund programs	2,716	2,310	18%
Liquidity funds	3,458	2,461	41%

Total assets under management	$25,006	$37,507	(33%)
Institutional Investors:
Equity and fixed income programs	$32,565	$43,134	(25%)
Collective trust fund programs	791	924	(14%)
Liquidity funds	3,802	4,077	(7%)

Total assets under management	$37,158	$48,135	(23%)
Investment Managers:
Equity and fixed income programs	$3	$20	(85%)
Collective trust fund programs	6,917	6,571	5%
Liquidity funds	898	571	57%

Total assets under management	$7,818	$7,162	9%
Client proprietary assets under administration	221,798	225,005	(1%)

Total assets	$229,616	$232,167	(1%)
Investments in New Businesses:
Equity and fixed income programs	$472	$869	(46%)
Liquidity funds	157	77	104%

Total assets under management	$629	$946	(34%)
LSV:
Equity and fixed income programs	$32,308	$61,765	(48%)
Consolidated:
Equity and fixed income programs	$93,859	$157,428	(40%)
Collective trust fund programs	11,622	10,813	7%
Liquidity funds	17,244	16,384	5%

Total assets under management	$122,725	$184,625	(34%)
Client proprietary assets under administration	231,718	238,902	(3%)

Total assets under management and administration	$354,443	$423,527	(16%)

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

Consolidated Summary

Consolidated revenues declined $85.3 million, or 26 percent in the three month period ended March 31, 2009 compared to the same period a year ago. Net income decreased $14.7 million, or 30 percent in the three month period ended March 31, 2009 compared to the corresponding period a year ago. Diluted earnings per share were $.18 in the three month period ended March 31, 2009 compared to $.25 in the three month period ended March 31, 2008.

In our opinion, the following items had a significant impact on our financial results for the three month periods ended March 31, 2009 and 2008:

•

The severe downturn in the capital markets during 2008 and continued volatility during the first quarter 2009 caused our Asset management, administration and distribution fees to decrease $90.7 million, or 35 percent, as compared to the first quarter of 2008. Our assets under management decreased $61.9 billion during the past 12 months, of which $29.5 billion pertained to assets managed by LSV.

•

New business activity in our Institutional Investors and Investment Managers segments partially mitigated the negative impact from the capital market depreciation on our revenues. New client asset funding, as well as asset funding from existing clients, for our retirement and not-for-profit solutions in our Institutional Investors segment and for our hedge fund and separately managed accounts solutions in our Investment Managers segment positively impacted revenues in the first quarter of 2009.

•

Revenues in our Private Banks segment include $7.0 million in non-recurring fees received by us in the first quarter of 2009 from the buyouts of existing contracts by a large bank client and a community bank client. These buyouts were a direct result of merger and acquisition activity.

•

Our earnings during the first quarter of 2009 were adversely affected by further losses totaling $14.4 million associated with SIV-related issues involving SEI-sponsored money market funds. Cumulative losses from SIV-related issues as of March 31, 2009 total $197.7 million (See “Money Market Fund Support” later in this discussion).

•

Our percentage ownership of LSV remained at approximately 43 percent. Our proportionate share in the earnings of LSV in the first quarter 2009 was $13.7 million, a decrease of $16.2 million, or 54 percent, from the comparable period in 2008. Revenues decreased 48 percent primarily because of significant market depreciation in the value of the assets managed. LSV’s assets under management were $32.3 billion at March 31, 2009, as compared to $61.8 billion at March 31, 2008, a decrease of 48 percent.

•

In March 2009, certain partners of LSV, including SEI, have agreed to designate a portion of their partnership interest for the purpose of providing an interest in the partnership to a select group of key LSV employees. In April 2009, these contributing partners agreed to provide certain key LSV employees an interest in LSV thereby reducing our interest in LSV to approximately 42 percent. Effective April 1, 2009, we expect to deconsolidate the assets, liabilities, revenues and expenses of LSV and account for our interest in LSV under the equity method of accounting. We are currently evaluating the impact of this transaction on our consolidated financial statements, in particular, as it pertains to SFAS 160 and SFAS 141R.

•

We continued to invest in the Global Wealth Platform and its operational infrastructure. During the first quarter of 2009, we capitalized $13.6 million for significant enhancements and new functionality for the platform, as compared to $12.2 million in the first quarter of 2008. We will continue to incur significant development costs for these enhancements and upgrades. Our intention is to implement enhancements and upgrades into the platform through a series of releases. In January 2009, we implemented a new release of the Global Wealth Platform. Previously capitalized software development costs of approximately $55.2 million related to this latest release were placed into service. Additional quarterly amortization expense from this latest release is expected to be approximately $1.0 million per quarter.

•

Our operating expenses during the first quarter of 2009 decreased across all of our business segments. A portion of these declines were due to lower direct costs as a result of reduced revenues. In addition, a significant portion of these declines resulted from our efforts to reduce discretionary expenses across the company. Included in these actions are the elimination of non-strategic activities, process improvements and a reduction in our global workforce, which was undertaken in February 2009. We incurred one-time termination costs associated with the workforce reduction of approximately $6.3 million during the first quarter of 2009, which is included in Compensation, benefits and other personnel expense on the accompanying Consolidated Statements of Operations.

•

Our effective tax rate for the first quarter of 2009 declined to 20.5 percent as compared to 37.1 percent in the first quarter of 2008. Our tax rate in 2009 was favorably impacted by the recognition of certain tax benefits related to the conclusion of federal and state income tax audits. We expect the effective tax rate will be higher for the remaining quarters of 2009.

•

We did not experience any significant collectibility issues regarding our receivables during the first quarter 2009 and have not received any indications that we should anticipate such issues in the near term.

•	We continued our stock repurchase program during 2009 and purchased approximately 527,000 shares at an average price of approximately $11 per share in the first quarter of 2009.

Money Market Fund Support

In 2007, we entered into Capital Support Agreements with the SEI Daily Income Trust Prime Obligation Fund (the SDIT PO Fund), the SEI Daily Income Trust Money Market Fund (the SDIT MM Fund), and the SEI Liquid Asset Trust Prime Obligation Fund (the SLAT PO Fund) (each a Fund or, together, the Funds). The terms, conditions and subsequent amendments of the Capital Support Agreements are described in our latest Annual Report on Form 10-K in Part II, Item 7 under the caption titled “Money Market Fund Support”.

In March 2009, we purchased all of the Gryphon notes from the SDIT PO Fund and the SLAT PO Fund. The cash purchase price of $194.9 million paid to the Funds was equal to the amortized cost of these securities. In order to finance the purchases of the Gryphon notes, we borrowed $195.0 million through our credit facility during March 2009. We recorded losses of approximately $130.5 million as of March 31, 2009 due to this purchase and the earlier purchase of the Gryphon notes from the SDIT MM Fund in September 2008.

As a result of the purchases of the Gryphon Notes from the SDIT PO Fund and the SLAT PO Fund, our required capital contribution according to the Amended Capital Support Agreements was reduced by approximately $116.1 million during the first quarter of 2009. This reduction in our required contributions partially offset the investment losses incurred from the purchases of the Gryphon notes so that our net charge from SIV-related issues for the first quarter totaled $14.4 million. As of March 31, 2009, our required capital contribution to the Funds according to the Amended Capital Support Agreements was $57.9 million.

Also as a result of these purchases, the letters of credit posted to collateralize our obligations under the Amended Capital Support Agreements was reduced from an aggregate $195.0 million to $69.0 million (See Liquidity and Capital Resources section later in this discussion). Our borrowings of $195.0 million to finance the purchases of the Gryphon notes and outstanding letters of credit directly reduce the amount available for future borrowings under the credit facility. As of April 29, 2009, letters of credit of $69.0 million remained outstanding and our total borrowings through the credit facility remained at $195.0 million. Therefore, only the remaining $36.0 million of the credit facility is unrestricted and may be used for general purposes.

At March 31, 2009, the aggregate par value and market value of the SIVs covered by the Amended Capital Support Agreements on the books of the Funds was $123.9 million and $58.6 million, respectively. The aggregate par value of the Gryphon notes purchased from the Funds on our books was $208.7 million.

All SIV securities that remain on the books of the two Funds covered by the Amended Capital Support Agreements are in technical default. The Funds currently hold four SIV securities. No other SEI-sponsored fund holds any SIV securities. It is our intention to purchase the remaining SIV securities from the SDIT PO Fund and SLAT PO Fund over the next several months. We expect to have purchased all of the SIV securities covered by the Amended Capital Support Agreements prior to the expiration dates of the agreements in November 2009.

Our required capital contribution according to the Amended Capital Support Agreement with the SLAT PO Fund is based upon the amount necessary to restore the net asset value per share of the Fund to $0.9950. If we decide to purchase the remaining SIV securities from the SLAT PO Fund, our required purchase price would be equal to 100 percent of the amortized cost value of these securities. Therefore, we would expect to incur further losses of approximately $7.0 million from our intended purchase of the remaining SIV securities from the SLAT PO Fund based on actual values of the securities as of April 29, 2009.

As of April 29, 2009, the amount which would be accrued for our contribution obligations under the Amended Capital Support Agreements was $57.8 million. Based upon this valuation and assuming no other changes in the portfolio assets through June 30, 2009, no additional non-cash expense would be recorded in the three months ended June 30, 2009.

Our total risk of loss from SIV securities is limited to the aggregate remaining par value held by the Funds and on our balance sheet. As of April 29, 2009, the aggregate par value of these securities totaled $122.2 million. We do not engage in any lending activities or any other activity that exposes us to a risk of loss associated with the illiquidity issues in the credit markets.

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

The Amended Capital Support Agreements are considered derivative contracts in accordance with applicable accounting guidance and are categorized as Level 3 liabilities as specified by SFAS No. 157 (SFAS 157), “Fair Value Measurements” (See Fair Value Measurements section later in this discussion). These Level 3 liabilities comprise 34 percent of our total current liabilities at March 31, 2009. The fair value of the derivative contracts approximates the value of our actual obligation at March 31, 2009. The value of the Capital Support Agreements will be determined at least quarterly. In the event payments are not required to be paid to the Funds, such expense may be reversed in a subsequent period.

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

The market value of the SIV securities has the most significant impact on the amount of our obligation under the Capital Support Agreements. Our obligation can fluctuate on a daily basis. The following table, based on actual values as of April 29, 2009, is included to give an indication of the impact of a one percent movement in the value of securities issued by SIVs held by the Funds on our obligation under the Capital Support Agreements:

Hypothetical Change In Value
Capital Support Agreement for SDIT PO Fund	$634
Capital Support Agreement for SLAT PO Fund (1)	588

$1,222

(1)	Assumes no change in the value of the portfolio assets of the Fund.

Stock-Based Compensation

All outstanding stock options have performance based vesting provisions that tie the vesting of stock options to our financial performance. Our stock options vest at a rate of 50 percent when a specified diluted earning per share target is achieved, and the remaining 50 percent when a second, higher specified diluted earnings per share target is achieved. Stock options granted prior to 2006 fully vest after seven years from the date of grant. Beginning in 2006, the seven year vesting trigger was eliminated and, as a result, options do not vest due to the passage of time but solely as a result of achievement of the financial vesting targets. Earnings per share targets are calculated exclusive of stock-based compensation expense, net of tax. The diluted earnings per share targets are established at time of grant and are measured annually on December 31. The amount of stock-based compensation expense is based upon our estimates of when we believe the earnings per share targets may be achieved. If our estimate of the attainment of the earnings per share targets proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect our net income and net income per share. During the three months ended March 31, 2009, we revised our estimate made as of December 31, 2008 of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $1.8 million in stock-based compensation expense in the three months ended March 31, 2009.

During the three months ended March 31, 2009 and 2008, we recognized approximately $3.4 million and $4.7 million, respectively, in stock-based compensation expense, a decrease of $1.3 million. This decrease consisted of the following components:

Change in Stock-Based Compensation Expense
Stock-based compensation cost recognized in 2009 for grants made in December 2008	$1,772
Change in management’s estimate of expected vesting of stock options for grants that were outstanding at December 31, 2008	(2,867)
Other items	(159)

$(1,254)

We do not expect that certain option grants, which do not vest due to the passage of time, will attain their pre-determined vesting targets and; therefore, we discontinued the amortization of the unrecognized stock-based compensation cost associated with these grants. These option grants have an unrecognized compensation cost of $21.3 million.

Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2009	$9,989
2010	12,279
2011	11,327
2012	6,824
2013	5,084
2014	1,498
2015	1,498

$48,499

Business Segments

Private Banks

	For the Three Months Ended March 31,
	2009	2008	Percent Change
Revenues:
Information processing and software servicing fees	$61,792	$57,701	7%
Asset management, administration & distribution fees	20,224	37,113	(46%)
Transaction-based and trade execution fees	14,932	12,240	22%

Total revenues	$96,948	$107,054	(9%)

Revenues decreased $10.1 million, or nine percent, compared to the prior year corresponding period and were primarily affected by:

•	Decreased investment management fees from existing international clients due to lower assets under management caused by declining capital markets and negative cash flows; partially offset by

•	Non-recurring fees of $7.0 million received by us from the buyout of existing contracts relating to bank mergers and acquisition activity; and

•	Increased trade execution fees due to significant volatility in the capital markets during the first quarter of 2009.

Operating margins decreased to 19 percent compared to 20 percent in the same period a year ago. Operating income decreased by $2.7 million, or 13 percent, compared to the prior year corresponding period and was primarily affected by:

•	A decrease in revenues;

•	Increased one-time termination costs associated with the workforce reduction; and

•	Increased direct expenses associated with the increased trade execution fees; partially offset by

•	Decreased direct expenses associated with the lower investment management fees;

•	Decreased salary, incentive-based compensation and other personnel expenses; and

•	Decreased sales compensation expenses due to the reduced amount of sales of new business.

Investment Advisors

Revenues decreased $23.0 million, or 38 percent, compared to the prior year corresponding period and were primarily affected by:

•	Decreased investment management fees from existing clients due to lower assets under management caused by declining capital markets;

•	Decreased investment management fees from negative net cash flows and client-directed shifts from our equity and fixed-income programs to our liquidity products; and

•	A decrease in the average basis points earned on assets due to client-directed shifts to liquidity products.

Operating margins decreased to 28 percent compared to 48 percent in the same period a year ago. Operating income decreased by $18.7 million, or 64 percent, compared to the prior year corresponding period and was primarily affected by:

•	A decrease in revenues;

•	Increased one-time personnel costs associated with the workforce reduction; partially offset by

•	Decreased direct expenses associated with the lower investment management fees;

•	Decreased salary, incentive-based compensation and other personnel expenses; and

•	Decreased discretionary marketing and promotion expenses associated with cost containment measures.

Institutional Investors

Revenues decreased $11.3 million, or 22 percent, compared to the prior year corresponding period and were primarily affected by:

•

Decreased investment management fees from existing clients due to lower assets under management caused by declining capital markets and client losses as well as unfavorable foreign currency fluctuations in revenues from our international clients; partially offset by

•	Asset funding from new sales of our retirement and not-for-profit solutions; and

•	Asset funding from existing clients.

Operating margins decreased to 39 percent compared to 41 percent in the same period a year ago. Operating income decreased $5.3 million, or 26 percent, compared to the prior year corresponding period and was primarily affected by:

•	A decrease in revenues;

•	Increased one-time personnel costs associated with the workforce reduction; partially offset by

•	Decreased direct expenses associated with the lower investment management fees;

•	Decreased salary, incentive-based compensation and other personnel expenses; and

•	Decreased discretionary marketing and promotion expenses associated with cost containment measures.

Investment Managers

Revenues decreased $3.2 million, or nine percent, compared to the prior year corresponding period and were primarily affected by:

•	Negative cash flows from existing hedge fund clients due to lower valuations from capital market declines as well as client redemptions; and

•	Negative cash flows from traditional fund administration clients due to capital market declines; partially offset by

•	Cash flows from new clients, primarily hedge fund clients.

Operating margins increased to 31 percent compared to 29 percent in the same period a year ago. Operating income decreased slightly compared to the prior year corresponding period and was primarily affected by:

•	A decrease in revenues; and

•	Increased one-time personnel costs associated with the workforce reduction; partially offset by

•	Decreased salary, incentive-based compensation and other personnel expenses; and

•	Decreased discretionary consulting and outsourcing expenses associated with cost containment measures.

LSV

Revenues decreased $37.1 million, or 48 percent, compared to the prior year corresponding period and were primarily affected by:

•	Decreased assets under management from declining capital markets.

Our total partnership interest in LSV remained at approximately 43 percent during the three month periods ended March 31, 2009 and 2008. Operating margins decreased to 34 percent compared to 39 percent in the same period a year ago. Operating income decreased $16.2 million, or 54 percent, compared to the prior year corresponding period and was primarily affected by:

•	The decrease in revenues as previously described.

Other

Other Income and Expense Items

Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,
	2009	2008
Net loss from investments	$(14,450)	$(24,046)
Interest and dividend income	1,711	4,138
Interest expense	(799)	(967)

Total other income and expense items, net	$(13,538)	$(20,875)

Net loss from investments

Net loss from investments consists of:

	Three Months Ended March 31,
	2009	2008
(Decrease) increase in fair value of financial instruments	$(130,537)	$676
Gains (losses) from Capital Support Agreements	116,038	(25,795)
Net realized gain from sales of marketable securities	49	1,066
Other gains	—	7

Net loss from investments	$(14,450)	$(24,046)

In March 2009, we purchased all of the Gryphon notes from the SDIT PO Fund and the SLAT PO Fund. The cash purchase price of $194.9 million was equal to the amortized cost of these securities. In September 2008, we purchased all of the Gryphon notes from the SDIT MM Fund. We elected the fair value option under SFAS 159 whereby the unrealized gains and losses of the securities are recognized in current earnings. The unrealized losses of the securities of approximately $130.5 million as of March 31, 2009 are included in Decrease in fair value of financial instruments. As a result of the purchases of the Gryphon notes from the SDIT PO Fund and the SLAT PO Fund, the letters of credit posted to collateralize our obligations under the Capital Support Agreements was reduced from an aggregate $195.0 million to $69.0 million. This reduction in our required collateral of $126.0 million is included in Gains (losses) from Capital Support Agreements (See “Money Market Fund Support” earlier in this discussion).

Interest and dividend income

Interest and dividend income is earned based upon the amount of cash that is invested daily. The decrease in interest and dividend income in the first quarter of 2009 compared to 2008 was due to lower interest rates on cash balances and lower yields on money market mutual fund investments.

Interest expense

Interest expense includes the borrowings of LSV Employee Group and interest charges and fees related to the borrowings under our Credit Facility. The decline in interest expense in 2009 compared to 2008 is due to the lower amount of outstanding debt of LSV Employee Group. The decrease was partially offset by interest expense incurred through our borrowings under the Credit Facility in March 2009.

Noncontrolling interest

Noncontrolling interest primarily includes the amount owned by other shareholders or partners of LSV and LSV Employee Group in which we have a significant or controlling interest.

Income Taxes

Our effective tax rates were 20.5 percent and 37.1 percent for the three months ended March 31, 2009 and 2008, respectively. Our tax rate in 2009 was favorably impacted by the recognition of certain tax benefits as discrete items. The discrete items amounted to $7.5 million and are related to the realization of prior unrecognized tax benefits that have been resolved by the conclusion of the federal and state income tax audits during the first quarter of 2009. Tax discrete items generally are not related to current year income or expense and must be entirely recognized in the quarter that they are identified. We expect our effective tax rate will be higher for the remaining quarters in 2009.

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

The underlying collateral of the SIV securities is mainly comprised of asset-backed securities and collateralized debt obligations. Recent liquidity issues surrounding collateralized debt obligations and asset-backed securities has greatly affected the fair value of SIV securities. Given the lack of any reliable market data on the SIV securities owned by us or held by our money market funds, the fair value of these SIV securities is determined using a net asset value approach which considers the value of the underlying collateral. We utilize external pricing services that incorporate market data, where available, or through the use of matrix pricing or other acceptable measures. The valuation methodology used by these service providers considers various characteristics of the underlying collateral including, but not limited to, the issuer, collateral attributes, prepayment speeds, and credit ratings. The underlying collateral that lack any market data are grouped by sector and valued using the most recent quoted price, which may be longer than one year, and adjusting that price by the percentage change in the respective sector using relative benchmarks. Prices for the SIV securities as well as the underlying collateral are subject to internal reviews that consider broker quotes, current market observations and other analyses to verify the fair value. In the event a market transaction does exist, we will evaluate the circumstances surrounding the transaction in order to assess if the price used represents the fair value according to the guidance in SFAS 157. In our opinion, the price of certain SIV securities used in recent transactions were from distressed sales and did not represent the implied fair value of the SIV securities held by us or by our money market funds.

The table below presents a reconciliation for all of our financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2009 to March 31, 2009:

	Trading Securities Issued by SIVs	Other Trading Securities	Capital Support Agreements
Balance, January 1, 2009	$5,713	$1,697	$(173,983)
Purchases, issuances and settlements, net	193,624	—	—
Total gains or losses (realized/unrealized):
Included in earnings	(130,480)	(112)	116,038
Included in other comprehensive income	—	—	—
Transfers in and out of Level 3	—	—	—

Balance March 31, 2009	$68,857	$1,585	$(57,945)

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$49,552	$68,265
Net cash used in investing activities	(209,764)	(28,826)
Net cash provided by (used in) financing activities	171,653	(63,981)

Net increase (decrease) in cash and cash equivalents	11,441	(24,542)
Cash and cash equivalents, beginning of period	416,643	360,921

Cash and cash equivalents, end of period	$428,084	$336,379

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At March 31, 2009, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility. During March 2009, we borrowed $195.0 million through the credit facility and used the proceeds to purchase SIV securities from SEI-sponsored money market funds (See “Money Market Fund Support” earlier in this discussion). Cash and cash equivalents of $428.1 million includes $44.4 million at March 31, 2009 from LSV, of which we have a 43 percent partnership interest (See Note 2 to the Consolidated Financial Statements). Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. The actual amount of cash and cash equivalents that is free and available for other general corporate purposes is reduced by these cash accounts.

We have capacity for additional borrowings through a five year unsecured senior revolving credit facility with JPMorgan Chase Bank, N.A., individually and as agent and a syndicate of other lenders. We have no reason to believe that any of the participating lenders will be unable to honor their respective commitments relating to all of the terms of the credit facility. The availability of the credit facility is subject to the compliance with certain covenants set forth in the agreement. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. Of all of the covenants, we believe satisfying the leverage ratio could be the most difficult in the future. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). The amount of consolidated indebtedness according to the terms of the covenant include the capital commitments under the Capital Support Agreements and the outstanding debt of LSV Employee. We must maintain at all times prior to and including September 30, 2009, a ratio of consolidated indebtedness of not more than 2.25 times the amount of EBITDA, at all times from October 1, 2009 through and including December 31, 2009, not more than 2.00 times EBITDA, and at all times thereafter, not more than 1.75 times EBITDA. As of March 31, 2009, our leverage ratio is 1.24 times EBITDA. Although we expect this ratio to increase in 2009 if unfavorable market conditions persist, we do not anticipate that this covenant or any covenant of the credit facility will restrict our ability to borrow from the credit facility.

The obligations under the Capital Support Agreements are secured by letters of credit of a third party bank rated A-1 by S&P. The letters of credit were issued under the credit facility. The letters of credit have a term of one year with various expiration dates beyond the expiration date of the Capital Support Agreements. The amount available under the credit facility is reduced by the total amount of the letters of credit outstanding. As of February 28, 2009, we had $195.0 million of letters of credit outstanding. During March 2009, we purchased all of the Gryphon notes from the SDIT PO Fund and the SLAT PO Fund, using borrowings of $195.0 million through the credit facility to finance the purchase. As a result of these purchases, the letters of credit posted to collateralize our obligations under the Capital Support Agreements was reduced from an aggregate $195.0 million to $69.0 million.

As of April 29, 2009, letters of credit of $69.0 million remained outstanding and our total borrowings through the credit facility remained at $195.0 million. Therefore, the remaining $36.0 million of the credit facility is unrestricted and may be used for general purposes.

Cash flows from operations decreased $18.7 million in 2009 compared to 2008 due primarily to the decline in net income and the net change in working capital accounts. Our working capital accounts were primarily affected by lower expected payments for incentive compensation in 2009 compared to 2008, increased receivable balances for anticipated income tax refund payments and the change in deferred taxes in 2009 due to the non-cash charge related to the Capital Support Agreements.

We have long-term contractual agreements with banks and other financial institutions, especially within our Private Banks segment. These banks and financial institutions continue to meet the scheduled payment terms under these contracts. We have no reason to believe that these clients will be unable to satisfy current and future obligations. Additionally, the Investment Managers segment has contractual agreements with managers of hedge funds. There have been recent concerns and issues within the hedge fund industry. We believe our clients are stable and well-respected managers that will continue to remain viable entities over the long-term. These firms continue to meet all of their obligations. Our clients continue to meet their current financial obligations with us. We do not have any significant collectibility issues regarding our receivables as of March 31, 2009 and we have not received any indications that we should anticipate significant collectibility issues regarding our receivables in the near term.

Net cash used in investing activities includes:

•

Purchases, sales and maturities of marketable securities. We had cash outflows of $194.9 million for the purchase of marketable securities in 2009 which was comprised solely of our purchases of the Gryphon notes from the SDIT PO Fund and the SLAT PO Fund (See “Money Market Fund Support” earlier in this discussion). There were no cash outflows for the purchase of marketable securities during the first quarter of 2008.

•

The capitalization of costs incurred in developing computer software. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality of the platform. We capitalized $13.6 million of software development costs in 2009 as compared to $12.2 million in 2008. Amounts capitalized in 2009 and 2008 include costs for significant enhancements and upgrades to the platform.

•

Capital expenditures. Our capital expenditures in 2009 and 2008 primarily include new computer-related equipment associated with our investment processing platforms. A new expansion project at our corporate headquarters initiated during the second quarter 2008 has been temporarily suspended. The completion of the project is estimated to occur within one year from the resumption date of the project and total costs are expected to be at least $13.4 million.

Net cash used in financing activities includes:

•

Borrowings on long-term debt. We borrowed $195.0 million through our credit facility to finance our purchases of the Gryphon notes from the SDIT PO Fund and the SLAT PO Fund. There were no borrowings related to our credit facility during the first quarter of 2008.

•

Principal payments of our debt. Principal payments in 2009 and 2008 are comprised solely of payments made by LSV Employee Group for amounts included in our debt. LSV Employee Group made principal payments of $3.8 million in 2009 and $5.2 million in 2008.

•	Dividend payments. Cash dividends paid were $15.3 million or $.08 per share in the first quarter of 2009 and $13.6 million or $.07 per share in the first quarter of 2008.

•

The repurchase of our common stock. Our Board of Directors has authorized the repurchase of up to $1.5 billion worth of our common stock. Through April 29, 2009, we repurchased approximately 255.3 million shares of our common stock at a cost of $1.5 billion and had $76.6 million of authorization remaining for the purchase of our common stock under this program. We spent approximately $5.9 million during the first quarter of 2009 and $50.9 million during the first quarter of 2008 for the repurchase of our common stock. Currently, there is no expiration date for our common stock repurchase program.

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

Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K in Part I, Item 1A. These risks include the following:

•	changes in capital markets that may affect our revenues and earnings;

•	product development risk;

•	liquidity issues in the credit markets;

•	the performance of the funds we manage;

•	consolidation within our target markets, including consolidations between banks and other financial institutions;

•	the affect of extensive governmental regulation;

•	systems and technology risks;

•	data security risks;

•	third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;

•	operational risks associated with the processing of investment transactions;

•	risk of failure by a third-party service provider;

•	changes in, or interpretation of, accounting principles or tax rules and regulations;

•	fluctuations in foreign currency exchange rates; and

•	retention of senior management personnel.

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

In addition, see the discussion of governmental regulations in Item 1A “Risk Factors” in our latest Annual Report on Form 10-K for a description of the risks that proposed regulatory changes may present for our business.

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

Additionally, LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. One of these swap agreements terminated on March 31, 2009. The remaining swap agreement has a notional value of $27.4 million. Payments are made every 90 days and the termination date of the swap agreement is January 2011. The net effect from the interest rate swaps on the Company’s earnings during the first quarter of 2009 was minimal.

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

(b)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding risk factors appears in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form
10-K for 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(e)	Our Board of Directors has authorized the repurchase of up to $1.5 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended March 31, 2009 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – 31, 2009	—	$—	—	$82,536,000
February 1 – 28, 2009	227,000	12.05	227,000	79,801,000
March 1 – 31, 2009	300,000	10.55	300,000	76,636,000

Total	527,000	$11.20	527,000

Item 6.	Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

10.32.1	Amendment No. 1 to Amended and Restated Capital Support Agreement, dated March 13, 2009, between SEI Investments Company and SEI Daily Income Trust for and on behalf of its Prime Obligation Fund.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date: May 4, 2009	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer