Form 10-Q
period 2009-06-30
SEI INVESTMENTS CO
filed 2009-08-05
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2009: 191,042,910 shares of common stock, par value $.01 per share.

(Cover page 1 of 1)

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$493,128	$416,643
Restricted cash	17,000	14,000
Receivables from regulated investment companies	25,802	28,364
Receivables, net of allowance for doubtful accounts of $3,479 and $2,656 (Note 4)	181,771	179,845
Deferred income taxes	21,339	84,830
Other current assets	33,961	15,989

Total Current Assets	773,001	739,671

Property and Equipment, net of accumulated depreciation and amortization of $148,728 and $142,240 (Note 4)	144,058	148,124

Capitalized Software, net of accumulated amortization of $62,208 and $52,113	285,118	270,606

Investments Available for Sale (Note 6)	69,119	75,380

Trading Securities (Note 6)	96,176	11,313

Goodwill (Notes 2 and 3)	22,842	22,842

Intangible Assets, net of accumulated amortization of $27,352 and $23,523 (Notes 2 and 3)	48,689	52,518

Other Assets	19,819	21,261

Total Assets	$1,458,822	$1,341,715

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	June 30, 2009	December 31, 2008
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$6,400	$7,200
Accounts payable	13,134	12,308
Payable to regulated investment companies	79	97
Accrued liabilities (Note 4)	97,030	134,776
Capital Support Agreements (Notes 5 and 7)	29,973	173,983
Deferred revenue	969	1,530

Total Current Liabilities	147,585	329,894

Long-term Debt	272,288	24,332

Deferred Income Taxes	96,295	104,548

Other Long-term Liabilities (Note 11)	4,913	4,067

Commitments and Contingencies
Equity:
SEI Investments Company shareholders’ equity:
Common stock, $.01 par value, 750,000 shares authorized; 190,969 and 191,195 shares issued and outstanding	1,910	1,912
Capital in excess of par value	499,646	485,721
Retained earnings	338,715	289,682
Accumulated other comprehensive loss, net	(3,445)	(8,163)

Total SEI Investments Company shareholders’ equity	836,826	769,152

Noncontrolling interest	100,915	109,722

Total Equity	937,741	878,874

Total Liabilities and Equity	$1,458,822	$1,341,715

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2009	2008
Revenues:
Asset management, administration and distribution fees	$183,209	$260,931
Information processing and software servicing fees	54,694	57,088
Transaction-based and trade execution fees	14,106	11,504

Total revenues	252,009	329,523

Expenses:
Commissions and fees	36,139	43,045
Compensation, benefits and other personnel	67,031	83,529
Consulting, outsourcing and professional fees	18,711	26,611
Data processing and computer related	11,177	11,229
Facilities, supplies and other costs	16,203	18,417
Depreciation and amortization	12,762	11,498

Total expenses	162,023	194,329

Income from operations	89,986	135,194

Net loss from investments	(2,533)	(27,294)
Interest and dividend income	1,937	3,223
Interest expense	(1,051)	(808)

Net income before income taxes	88,339	110,315
Income taxes	24,212	27,572

Net income	64,127	82,743

Less: Net income attributable to the noncontrolling interest	(22,556)	(36,579)

Net income attributable to SEI Investments Company	$41,571	$46,164

Basic earnings per common share	$.22	$.24

Diluted earnings per common share	$.22	$.24

Dividends declared per common share	$.08	$.08

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,
	2009	2008
Revenues:
Asset management, administration and distribution fees	$352,573	$520,990
Information processing and software servicing fees	116,911	117,227
Transaction-based and trade execution fees	31,136	25,214

Total revenues	500,620	663,431

Expenses:
Commissions and fees	73,692	88,340
Compensation, benefits and other personnel	143,899	167,421
Consulting, outsourcing and professional fees	39,861	53,368
Data processing and computer related	22,692	21,777
Facilities, supplies and other costs	31,636	35,802
Depreciation and amortization	25,324	23,018

Total expenses	337,104	389,726

Income from operations	163,516	273,705

Net loss from investments	(16,983)	(51,340)
Interest and dividend income	3,648	7,361
Interest expense	(1,850)	(1,775)

Net income before income taxes	148,331	227,951
Income taxes	33,141	56,747

Net income	115,190	171,204

Less: Net income attributable to the noncontrolling interest	(39,419)	(76,094)

Net income attributable to SEI Investments Company	$75,771	$95,110

Basic earnings per common share	$.40	$.49

Diluted earnings per common share	$.40	$.48

Dividends declared per common share	$.08	$.08

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

		Three Months Ended June 30,
		2009		2008
Net income		$64,127		$82,743
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments		5,503		(62)
Unrealized holding gain (loss) on investments:
Unrealized holding gains (losses) during the period, net of income tax (expense) benefit of $(164) and $454	1,034		(766)
Less: reclassification adjustment for losses (gains) realized in net income, net of income tax benefit of $322 and $0	555	1,589	—	(766)

Total other comprehensive gain (loss), net of tax		7,092		(828)
Comprehensive income		$71,219		$81,915
Comprehensive income attributable to the noncontrolling interest		(23,530)		(35,647)

Comprehensive income attributable to SEI Investments Company		$47,689		$46,268

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

		Six Months Ended June 30,
		2009		2008
Net income		$115,190		$171,204
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments		3,733		(2,984)
Unrealized holding gain (loss) on investments:
Unrealized holding gains (losses) during the period, net of income tax (expense) benefit of $(406) and $588	945		(1,008)
Less: reclassification adjustment for losses (gains) realized in net income, net of income tax benefit (expense) of $311 and $(395)	528	1,473	(671)	(1,679)

Total other comprehensive gain (loss), net of tax		5,206		(4,663)

Comprehensive income		$120,396		$166,541
Comprehensive income attributable to the noncontrolling interest		(39,907)		(74,191)

Comprehensive income attributable to SEI Investments Company		$80,489		$92,350

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$115,190	$171,204
Adjustments to reconcile net income to net cash provided by operating activities	18,529	(58,506)

Net cash provided by operating activities	133,719	112,698

Cash flows from investing activities:
Additions to restricted cash	(3,000)	(16,572)
Additions to property and equipment	(6,594)	(8,959)
Additions to capitalized software	(24,607)	(25,949)
Purchase of marketable securities	(252,403)	(16,935)
Sale of marketable securities	—	10,049
Maturities of marketable securities	13,999	17,000

Net cash used in investing activities	(272,605)	(41,366)

Cash flows from financing activities:
Payments on long-term debt	(6,844)	(10,552)
Proceeds from borrowings on long-term debt	254,000	—
Purchase and retirement of common stock	(10,464)	(91,601)
Proceeds from issuance of common stock	8,218	15,044
Tax benefit on stock options exercised	1,059	4,183
Payment of dividends	(30,598)	(28,942)

Net cash provided by (used in) financing activities	215,371	(111,868)

Net increase (decrease) in cash and cash equivalents	76,485	(40,536)
Cash and cash equivalents, beginning of period	416,643	360,921

Cash and cash equivalents, end of period	$493,128	$320,385

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Except as disclosed herein, there have been no significant changes in significant accounting policies during the six months ended June 30, 2009 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six month periods ended June 30, 2009 and 2008. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Variable Interest Entities

The Company has involvement with various variable interest entities (VIE or VIEs). These VIEs consist of LSV Employee Group, an SEI-sponsored money market fund, and other investment products in the form of Cayman Island investment companies (Cayman companies), Irish-domiciled funds which do not qualify as Undertakings for Collective Investment in Transferable Securities (non-UCITS), Canadian unit trusts and collective investment trusts.

In 2006, the Company provided an unsecured guaranty with the lenders of LSV Employee Group in order to facilitate the acquisition of partnership interest in LSV. The Company determined that LSV Employee Group is a VIE because the partners of LSV Employee Group do not have any equity at risk because the Company guaranteed the loan. The Company determined it was the primary beneficiary because of the requirement under the guaranty agreement for the Company to absorb any loss in the event of default on the loan by LSV Employee Group (See Note 2).

In 2007, the Company entered into Capital Support Agreements with three of its money market funds to protect the money market fund shareholders from absorbing the credit losses associated with senior notes issued by structured investment vehicles (SIV or SIVs). At the time the Company provided the Capital Support Agreements, the funds became VIEs; however, management concluded the Company was not the primary beneficiary. Management compared the credit risk absorbed through the Capital Support Agreements due to the SIV securities and the interest rate and credit risk associated with the non-SIVs absorbed by the money market funds shareholders to determine if the Company’s risk represented the majority. This analysis determined that the interest rate and credit risk absorbed by the money market fund shareholders was more variable than the credit risk absorbed by the Company. Therefore, the Company is not bearing more than 50 percent of the expected losses on the money market funds and the Company is not the primary beneficiary. Subsequently, the Company purchased the remaining SIV securities from two of the money market funds. As a result of these purchases, the Capital Support Agreements with these funds were cancelled and, therefore, these funds are no longer considered VIEs (See Note 7).

Other variable interest entities are in the form of Cayman companies, Irish-domiciled non-UCITS, Canadian unit trusts and collective investment trusts established for the purpose of offering alternative investment products to clients. Clients of the Company are the equity holders in all of these VIEs. The Company governs all decision making authority of the Cayman companies, Irish domiciled non-UCITS, Canadian unit trusts and the collective investment trusts from which it receives a fee. The Company has no equity investment in the entities. Management has concluded that the Company does not have a significant variable interest in these entities and, therefore, is not the primary beneficiary.

On June 12, 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” (FIN 46(R)), to require an enterprise to perform an ongoing analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. SFAS 167 amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before this Statement, FIN 46(R) required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred. SFAS 167 also amends FIN 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for the Company beginning in the first quarter 2010. The Company is currently evaluating the impact SFAS 167 will have on its consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2009 and December 31, 2008 includes $348,655 and $282,155, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. Cash includes $37,660 and $60,515 at June 30, 2009 and December 31, 2008, respectively, from LSV.

Restricted Cash

Restricted cash at June 30, 2009 and December 31, 2008 includes $17,000 and $14,000, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.

Capitalized Software

The Company capitalized $24,607 and $25,949 of software development costs during the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 12.9 years. Amortization expense related to capitalized software was $10,095 and $8,434 during the six months ended June 30, 2009 and 2008, respectively.

The Company placed the initial version of the Global Wealth Platform into service in July 2007 and has subsequently implemented enhancements and upgrades to the platform through a series of releases. The total amount of capitalized software development costs related to the platform placed into service and being amortized as of June 30, 2009 was $279,503, which includes $55,160 related to a release placed into service in January 2009. The Global Wealth Platform has an estimated useful life of 15 years and a weighted average remaining life of 13.0 years. Amortization expense related to the platform was $9,208 and $7,308, during the six months ended June 30, 2009 and 2008 respectively.

Fair Value of Financial Instruments

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

On April 9, 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). FSP 157-4 provides additional guidance for estimating fair value in accordance with FAS 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability has significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 107-1 amends FAS 107, “Disclosures about Fair Value of Financial instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company adopted FSP 157-4 and FSP 107-1 in the second quarter 2009. The adoption of FSP 157-4 and FSP 107-1 did not have a material impact on the Company’s consolidated financial statements.

Earnings per Share

The calculations of basic and diluted earnings per share for the three months ended June 30, 2009 and 2008 are:

	For the Three Month Period Ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$41,571	191,023	$.22

Dilutive effect of stock options	—	910

Diluted earnings per common share	$41,571	191,933	$.22

	For the Three Month Period Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$46,164	192,187	$.24

Dilutive effect of stock options	—	3,805

Diluted earnings per common share	$46,164	195,992	$.24

Employee stock options to purchase 19,522,000 and 9,256,000 shares of common stock, with an average exercise price of $22.35 and $27.58, were outstanding during the three month periods ended June 30, 2009 and 2008, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

The calculations of basic and diluted earnings per share for the six months ended June 30, 2009 and 2008 are:

	For the Six Month Period Ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$75,771	191,053	$.40

Dilutive effect of stock options	—	618

Diluted earnings per common share	$75,771	191,671	$.40

	For the Six Month Period Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$95,110	192,908	$.49

Dilutive effect of stock options	—	4,194

Diluted earnings per common share	$95,110	197,102	$.48

Employee stock options to purchase 24,377,000 and 5,911,000 shares of common stock, with an average exercise price of $20.85 and $30.79, were outstanding during the six month periods ended June 30, 2009 and 2008, respectively, but not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive.

Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, consists of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Total accumulated comprehensive loss at December 31, 2008	$(9,787)	$(1,524)	$(11,311)
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2008	3,148	—	3,148

Total accumulated comprehensive loss attributable to SEI Investments Company at December 31, 2008	$(6,639)	$(1,524)	$(8,163)

Total comprehensive income for the six months ended June 30, 2009	$3,733	$1,473	$5,206
Less: Total comprehensive income attributable to noncontrolling interest for the six months ended June 30, 2009	(488)	—	(488)

Total comprehensive income attributable to SEI Investments Company for the six months ended June 30, 2009	$3,245	$1,473	$4,718

Total accumulated comprehensive loss at June 30, 2009	$(6,054)	$(51)	$(6,105)
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at June 30, 2009	2,660	—	2,660

Total accumulated comprehensive loss attributable to SEI Investments Company at June 30, 2009	$(3,394)	$(51)	$(3,445)

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

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2009	2008
Net income	$115,190	$171,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,324	23,018
Payments to partners of LSV	(48,329)	(75,719)
Stock-based compensation	6,791	9,210
Provision for losses on receivables	823	(285)
Deferred income tax expense	54,521	(17,454)
Net realized losses (gains) on investments	160,993	(1,756)
Change in other long-term liabilities	846	728
Other	3,293	(5,282)
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	2,562	69
Receivables	(993)	(634)
Other current assets	(17,972)	20
Increase (decrease) in
Accounts payable	826	2,545
Capital Support Agreements	(144,010)	53,096
Payable to regulated investment companies	(18)	66
Accrued liabilities	(25,567)	(45,487)
Deferred revenue	(561)	(641)

Total adjustments	18,529	(58,506)
Net cash provided by operating activities	$133,719	$112,698

New Accounting Pronouncements

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2).” FSP 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. FSP 115-2 also contains additional disclosure requirements related to debt and equity securities. The Company adopted FSP 115-2 in the second quarter 2009. The adoption of FSP 115-2 did not have a material impact on the Company’s consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS 165 in the second quarter 2009. Since SFAS 165 only requires additional disclosures, the adoption of SFAS 165 did not have any impact on the Company’s consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 166), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for the Company beginning in the first quarter 2010. The Company is currently evaluating the impact SFAS 166 will have on its consolidated financial statements, but does not believe it will have a significant impact upon adoption.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Subsequent Events

The Company has performed an evaluation of subsequent events through August 5, 2009, which is the date the financial statements were issued.

Note 2. LSV and LSV Employee Group

The Company has an investment in the general partnership LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a number of SEI-sponsored mutual funds. The Company’s total partnership interest in LSV was approximately 43 percent through March 31, 2009 and approximately 42 percent for the three month period ended June 30, 2009 (See Issuance of Partnership Interest below). LSV Employee Group is owned by several current employees of LSV and was formed for the sole purpose of owning a partnership interest in LSV. The Company does not own any interest in LSV Employee Group.

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

As a result of this transaction, LSV Employee Group meets the definition of a variable interest entity and the Company is the primary beneficiary in accordance with the guidance of FIN 46(R). The Company therefore consolidates the assets, liabilities and operations of LSV and LSV Employee Group in its Consolidated Financial Statements. The Company’s direct ownership in LSV at the date of this transaction was unchanged, or approximately 43 percent. The amount of ownership of the other existing partners of LSV was approximately 57 percent and is included in Noncontrolling Interest.

The Company determined that $72,220 of the $92,000 purchase price related to identifiable intangible assets and the remaining $19,780 was goodwill. The identifiable intangible assets have an estimated life of ten years and are amortized on a straight-line basis. The Company recognized $3,611 in amortization expense during the six months ended June 30, 2009 and 2008, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statement of Operations. Amortization expense recognized in the Consolidated Statement of Operations associated with the assets of LSV Employee Group was eliminated through Noncontrolling interest and had no impact on net income.

	June 30, 2009	December 31, 2008
Intangible asset, at cost	$72,220	$72,220
Accumulated amortization	(25,277)	(21,666)

Net book value	$46,943	$50,554

Issuance of Partnership Interest

In March 2009, certain partners (the Contributing Partners) of LSV, including the Company, agreed to designate a portion of their partnership interest for the purpose of providing an interest in LSV to a select group of key employees. Until such time an interest in LSV is issued to a key employee, all profits, losses, distributions and other rights and obligations relating to such unissued interests remains with the Contributing Partners. Each issuance must be authorized by unanimous vote of all Contributing Partners. The issuance of an interest in LSV to a key employee provides them an interest in the future profits of LSV. It does not provide them any rights in the management of the partnership or the ability to direct the operations or affairs of LSV.

In April 2009, the Contributing Partners agreed to provide certain employees an interest in LSV from the Contributing Partners, thereby reducing the Company’s interest in LSV to approximately 42 percent. The Company’s direct interest in LSV and its indirect interest in LSV through LSV Employee Group was reduced to less than 50 percent. The Company evaluated the effect of this transaction in accordance with the guidance established in SFAS 160 and determined that the reduction of the Company’s interest of less than one percent in LSV was not a significant economic event that had any effect on the control of the operations or affairs of LSV. The Company’s controlling interest in LSV was unchanged. The Company continued to consolidate the assets, liabilities and operations of LSV and LSV Employee Group.

LSV Employee Group Term Loan

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from Bank of America, N.A. (formerly LaSalle Bank National Association) and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan was $82,800. The principal amount and interest of the term loan are paid in quarterly installments. The total outstanding principal balance of the term loan must be paid in full by January 2011. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. As of June 30, 2009, the remaining unpaid principal balance of the term loan was $24,688, of which $6,400 is classified as current and included in Current portion of long-term debt and the remaining $18,288 is included in Long-term debt on the accompanying Consolidated Balance Sheets. LSV Employee Group made principal payments of $6,844 and $10,552 during the six months ended June 30, 2009 and 2008, respectively. Interest expense for the six months ended June 30, 2009 and 2008 on the Consolidated Statements of Operations includes $793 and $1,264, respectively, in interest costs associated with the borrowings of LSV Employee Group which was eliminated through Noncontrolling interest and had no impact on net income.

LSV Employee Group made a principal payment of $2,496 in July 2009. The remaining unpaid principal balance of the term loan at July 31, 2009 was $22,192. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group.

The book value of LSV Employee Group’s long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available for bank loans with similar terms and maturities.

LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. One of these swap agreements terminated on March 31, 2009. The remaining swap agreement has a notional value of $26,240. Payments are made every 90 days and the termination date of the remaining swap agreement is January 2011. The net effect from the interest rate swaps on the Company’s earnings during the six months ended June 30, 2009 and 2008 was minimal.

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

The Company identified an intangible asset related to customer contracts that met the contractual-legal criterion for recognition apart from goodwill. The fair value of the intangible asset was determined to be $3,821 with a definite life of eight and a half years. The identified intangible asset is amortized on a straight-line basis. The Company recognized $218 of amortization expense during the six months ended June 30, 2009 and 2008, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

	June 30, 2009	December 31, 2008
Intangible asset, at cost	$3,821	$3,821
Accumulated amortization	(2,075)	(1,857)

Net book value	$1,746	$1,964

Note 4. Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2009	December 31, 2008
Trade receivables	$55,014	$49,656
Fees earned, not billed	125,129	130,341
Other receivables	5,107	2,504

	185,250	182,501
Less: Allowance for doubtful accounts	(3,479)	(2,656)

	$181,771	$179,845

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2009	December 31, 2008
Buildings	$131,351	$131,321
Equipment	62,797	63,952
Land	9,695	9,695
Purchased software	60,147	58,846
Furniture and fixtures	18,368	18,141
Leasehold improvements	5,631	5,288
Construction in progress	4,797	3,121

	292,786	290,364
Less: Accumulated depreciation and amortization	(148,728)	(142,240)

Property and Equipment, net	$144,058	$148,124

The Company recognized $10,873 and $10,653 in depreciation and amortization expense related to property and equipment for the six months ended June 30, 2009 and 2008, respectively.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2009	December 31, 2008
Accrued employee compensation	$22,068	$35,425
Accrued employee benefits and other personnel	7,256	8,012
Accrued consulting, outsourcing and professional fees	14,691	15,055
Accrued distribution fees	3,102	14,228
Accrued brokerage fees	16,432	14,001
Accrued other commissions and fees	15,948	15,537
Accrued dividend payable	—	15,297
Other accrued liabilities	17,533	17,221

Total accrued liabilities	$97,030	$134,776

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company’s Level 3 financial assets include SIV securities (See Notes 6 and 7). The Company elected the fair value option under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159) to account for these securities. The Company’s Level 3 financial liabilities include the remaining Capital Support Agreement which is considered a derivative financial instrument (See Note 7).

The fair value of an asset or liability may include inputs from more than one level in the fair value hierarchy. The lowest level of significant inputs used to value the asset or liability determines which level the asset or liability is classified in its entirety.

Recent liquidity issues surrounding collateralized debt obligations and asset-backed securities has greatly affected the fair value of SIV securities. Given the lack of any reliable market data on the SIV securities owned by the Company or held by SEI-sponsored money market funds, the fair value of these securities is determined using a net asset value approach which considers the value of the underlying collateral of the SIV securities. The valuation model is maintained by an independent third party. The underlying collateral is comprised of asset-backed securities and collateralized debt obligations that are specifically identified by its CUSIP or ISIN number. The Company obtains quotes primarily from two independent external pricing vendors for each security. Other pricing vendors may be used in limited situations when a security quote can not be obtained from either of the two primary independent external pricing vendors. The average of the two quotes received is used to value each security. Additionally, the securities are aggregated by type or sector (i.e. home equity line of credit, sub-prime 1st liens, residential mortgage-backed securities, etc.) and the weighted average quote of all securities within a sector held by the SIV is compared with the range of quotes received for similar securities within the same sector from the trading desk of an affiliate of the third party that maintains the SIV pricing model. The weighted average quote of all securities within a sector held by the SIV must be within the range of quotes received from the trading desk within that same sector. If the weighted average quote for all securities within a sector held by the SIV is outside that range, the average quote received from the pricing vendors may be adjusted. In any event, the value assigned to each security held by the SIV will be the lower of (i) the average of the quotes received from the pricing vendors or (ii) the lowest quote received from the trading desk for a similar security.

A portion of the securities that comprise the underlying collateral of the SIV securities lack price quotes. These securities that lack price quotes are adjusted by the weighted average percentage movement of securities held as collateral within the same sector classification. For example, a residential mortgage-backed security that has not received a quote for an extended period of time will be adjusted by the weighted average percentage movement of all quoted residential mortgage-backed securities held as collateral by the SIV security. Also, as previously stated, the weighted average price of all securities within a sector is compared with the range of quotes received from the trading desk of an affiliate of the independent third party that maintains the valuation model. The weighted average quote of all securities within a sector must be within the range of quotes received from the trading desk within that same sector. If the average quote is not within the range, the quote may be adjusted. The average quote will only be adjusted downward to the lowest figure.

The pricing vendors utilize widely-accepted pricing models, which are evaluated by the pricing vendor, that vary by asset class and incorporate available trade, bid, and other market information. The market inputs that these vendors seek for their evaluation of securities include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other available market data. Broker quotes may be binding or non-binding. For certain security types, additional inputs may be used. The pricing vendors may prioritize inputs differently from time to time for any security based on current market conditions. For each asset class, the pricing vendor has a team of evaluators that gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing models. For a structured security evaluation, including mortgage-backed securities, these evaluators would consider various characteristics including issuer, vintage, purpose of loan, collateral attributes, prepayment speeds and credit ratings in order to properly identify trades and quotes for similar securities which are gathered for use in the evaluation process. Evaluators follow multiple review processes throughout each month that assess the available market, credit and deal level information in support of the evaluation process. If it is determined that sufficient objectively verifiable information does not exist to support a security’s valuation, the pricing vendor will discontinue providing a quote on that security. As previously stated, securities that lack a quote from a pricing vendor are valued using the most recent quoted price and adjusting that price by the weighted average percentage change in the respective sector of all other similar securities that are held by the SIV.

The Company evaluated the inputs used by the pricing vendors in accordance with the fair value hierarchy established in SFAS 157. This process required gaining an understanding of their valuation methodologies, processes, models and inputs. The pricing vendors provided information about each model, the inputs used and the order of priority of each input. In the event management disagrees with a quoted price from a vendor, the Company may challenge that price and request an evaluation. The Company considered each vendor’s qualification to provide quotes pertaining to each security. All pricing vendors used are considered to be market leaders that have a long history of providing reliable information to their clients.

In the event a market transaction does exist for a SIV security, management evaluates the publicly available information surrounding the transaction in order to assess if the price used represents the fair value according to the guidance in SFAS 157. In management’s opinion, the price of certain SIV securities used in recent transactions were from distressed sales and did not represent the implied fair value of the SIV securities held by the Company or by the SEI-sponsored money market funds.

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs at June 30, 2009:

	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$20,085	$20,085	$—	$—
Fixed income available-for-sale securities	49,034	—	49,034	—
Trading securities issued by SIVs	91,564	—	—	91,564
Other trading securities	4,612	4,612	—	—

	$165,295	$24,697	$49,034	$91,564

Liabilities
Capital Support Agreement	$29,973	$—	$—	$29,973

	$29,973	$—	$—	$29,973

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs at December 31, 2008:

	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$17,747	$17,747	$—	$—
Fixed-income available-for-sale securities	57,633	—	57,633	—
Trading securities issued by SIVs	5,713	—	—	5,713
Other trading securities	5,600	3,903	—	1,697

	$86,693	$21,650	$57,633	$7,410

Liabilities
Capital Support Agreements	$173,983	$—	$—	$173,983

	$173,983	$—	$—	$173,983

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2009 to June 30, 2009:

	Trading Securities Issued by SIVs	Other Trading Securities	Capital Support Agreements
Balance, January 1, 2009	$5,713	$1,697	$(173,983)
Purchases, issuances and settlements, net	246,563	(1,536)	—
Total gains or losses (realized/unrealized):
Included in earnings	(160,712)	(161)	144,010
Included in other comprehensive income	—	—	—
Transfers in and out of Level 3	—	—	—

Balance June 30, 2009	$91,564	$—	$(29,973)

Losses from Trading securities issued by SIVs is primarily due to the purchase of SIV securities from SEI-sponsored money market mutual funds during the six months ended June 30, 2009 and are recognized in Net loss from investments on the accompanying Consolidated Statements of Operations (See Note 7).

The $144,010 included in earnings for the Company’s Capital Support Agreements primarily relates to the reduction in the Company’s obligation related to the Capital Support Agreements as a result of the Company’s purchase of SIV securities from SEI-sponsored money market funds during the six months ended June 30, 2009 and is recognized in Net loss from investments on the accompanying Consolidated Statements of Operations (See Note 7).

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to June 30, 2008:

	Trading Securities Issued by SIVs	Other Trading Securities	Capital Support Agreements
Balance, January 1, 2008	$—	$—	$(25,122)
Total gains or losses (realized/unrealized):	—	—
Included in earnings			(53,096)
Included in other comprehensive income	—	—	—
Purchases, issuances and settlements	—	—	—
Transfers in and out of Level 3	—	—	—

Balance, June 30, 2008	$—	$—	$(78,218)

The $53,096 recognized in earnings relates to the change in fair value of the Capital Support Agreements during the six months ended June 30, 2008 and is recognized in Net loss from investments on the accompanying Consolidated Statements of Operations (See Note 7).

Note 6. Marketable Securities and Derivative Instruments

Investments Available for Sale

Investments available for sale of the Company’s non-broker-dealer subsidiaries consist of:

	As of June 30, 2009
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$18,297	$—	$(1,286)	$17,011
Other mutual funds	3,485	—	(411)	3,074
Debt securities	47,604	1,430	—	49,034

	$69,386	$1,430	$(1,697)	$69,119

	As of December 31, 2008
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$18,739	$—	$(3,759)	$14,980
Other mutual funds	3,336	—	(569)	2,767
Debt securities	55,762	1,871	—	57,633

	$77,837	$1,871	$(4,328)	$75,380

Net unrealized holding losses at June 30, 2009 were $51 (net of income tax benefit of $216). Net unrealized holding losses at December 31, 2008 were $1,524 (net of income tax benefit of $933). These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.

During the three months ended June 30, 2009, the Company recognized gross realized gains from available-for-sale securities of $23. There were no realized gains recognized during the three months ended June 30, 2008. During the six months ended June 30, 2009 and 2008, the Company recognized gross realized gains from available-for-sale securities of $61 and $1,066, respectively. These gains are included in Net loss from investments on the accompanying Consolidated Statements of Operations. There were no realized losses recognized during the six months ended June 30, 2009 and 2008.

The Company has investments in two SEI-sponsored mutual funds which primarily invest in fixed-income securities, including debt securities issued by municipalities and mortgage-backed securities. The market value of these investments has steadily decreased since the initial purchase in 2007. In August 2008, management concluded that the earnings potential and near term prospects of some of the issuers of the underlying securities held in the funds are uncertain and that it was unlikely the investments will fully recover from a loss position in the foreseeable future. Due to these factors, the Company wrote-down the cost basis for these investments to their current market value in August 2008. Subsequently, the market value of these securities declined further and both securities were in an unrealized loss position. In June 2009, management determined it was unlikely that one of these securities would recover to its cost basis in the foreseeable future. Therefore, the Company recognized an Other-than-temporary impairment charge of $901 during the three months ended June 30, 2009 for that security. The Other-than-temporary impairment charge is included in Net loss from investments on the accompanying Consolidated Statement of Operations. The market value of the second investment has increased substantially in the second quarter but remains in an unrealized loss position of $944 at June 30, 2009. The Company has the ability and the intent to hold onto this security for a sufficient period of time to allow for a recovery. The Company continually evaluates its assessment of its investments on an ongoing basis.

The Company has investments included in Other mutual funds that have been in an unrealized loss position for a period of less than one year. These mutual funds primarily invest in a diversified mix of equity and fixed-income securities. The cost basis of these investments was $3,439 with a fair value of $3,028 and a gross unrealized loss of $411. Management did not record an other-than-temporary impairment charge at June 30, 2009 due to its assessment regarding the correlation of the decline in market value of these investments to the volatility in the capital markets and the Company’s ability and intent to hold onto these securities for a sufficient duration to allow for a recovery.

On March 31, 2008, the Company’s derivative equity contracts held for the purpose of hedging market risk of certain available for sale securities reached their contractual maturity date. These derivatives were held for the purpose of hedging such risk and not for speculation. The Company no longer owns any derivative financial instruments to hedge market risk of available for sale securities. Net loss from investments on the accompanying Consolidated Statements of Operations for the six months ended June 30, 2008 includes net gains of $676 from changes in the fair value of derivative instruments.

The Company’s debt securities are issued by the Government National Mortgage Association and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SEI Private Trust Company (SPTC) and have maturity dates which range from 2020 to 2038.

Trading Securities

Trading securities of the Company consist of:

	As of June 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SIV securities	$261,597	$—	$(170,033)	$91,564
LSV-sponsored mutual funds	4,000	612	—	4,612

	$265,597	$612	$(170,033)	$96,176

	As of December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SIV securities	$15,034	$—	$(9,321)	$5,713
LSV-sponsored mutual funds	4,000	—	(97)	3,903
Other securities	1,971	—	(274)	1,697

	$21,005	$—	$(9,692)	$11,313

The Company has elected the fair value option under SFAS 159 for all of its trading securities and the amount on the accompanying Consolidated Balance Sheet represents the fair value of all trading securities. Unrealized gains and losses from the change in fair value of these securities are recognized in Net loss from investments on the accompanying Consolidated Statements of Operations.

During the six months ended June 30, 2009, the Company recognized unrealized losses from trading securities of $160,165 primarily due to the purchase of SIV securities from SEI-sponsored money market mutual funds. The net impact from SIV-related issues to the Company’s earnings was $16,702 during the six months ended June 30, 2009 primarily due to the reduction in the Company’s obligation under the Capital Support Agreements as a result of the purchases of the SIV securities (See Note 7).

The Company has an investment related to the startup of a mutual fund sponsored by LSV. This is a U.S. dollar denominated fund that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the fund are translated into U.S. dollars within the fund. The Company has purchased equity and currency futures contracts as part of an economic hedging strategy to minimize its exposure to price and currency risk inherent with this investment. The equity futures contracts had a notional value of $5,058 and are expected to hedge the price risk associated with movements of certain Canadian, Australian and global indices. The Company also purchased currency futures contracts with a notional value of $2,995 that are expected to hedge the currency risk associated with movements of the U.S. dollar against the Canadian and Australian dollars since the underlying securities of the fund are predominately denominated in those currencies. The fair value of the futures contracts are netted against the fair value of the investment in the LSV-sponsored fund. During the six months ended June 30, 2009, the Company recognized unrealized gains of $1,352 from the LSV-sponsored mutual fund and unrealized losses of $643 from the equity and currency futures contracts.

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

The Company purchased the remaining SIVs held by the SDIT MM Fund in September 2008 for a cash purchase price of $15,288. As a result of this purchase, the Capital Support Agreement with the SDIT MM fund was canceled.

In March 2009, the Company purchased all of the Gryphon (formerly Cheyne) notes from the SDIT PO Fund and the SLAT PO Fund for a total cash purchase price of $194,913. As a result of this purchase, the Company recognized a loss of $129,932 and the Company’s obligation according to the Amended Capital Support Agreements was reduced by $116,038 for a net charge of $13,894.

In June 2009, the Company purchased the remaining SIV securities owned by the SLAT PO Fund for a cash purchase price of $57,490. As a result of this purchase, the Company recognized a loss of $31,184. The Company had previously recognized $25,564 in unrealized losses according to the Amended Capital Support Agreement. The net charge pertaining to this purchase was $5,620 in the three months ended June 30, 2009. The Amended Capital Support Agreement with the SLAT PO Fund was canceled immediately after the purchase of the SIV securities.

The total cash paid to the Funds for the purchases of the SIV securities through June 30, 2009 was $267,691. The purchase prices paid to the Funds were equal to the amortized cost of the SIV securities on the dates of purchase. In order to finance the purchases of the SIV securities, the Company borrowed an aggregate $254,000 through the Credit Facility. The letters of credit posted to collateralize the Company’s obligation under the Capital Support Agreements were reduced from an aggregate $195,000 to $39,000 (See Note 8).

The SDIT PO Fund continues to hold one SIV security as of June 30, 2009 with a par value of $60,145. The Company’s obligation under the Amended Capital Support Agreement with the SDIT PO Fund was $29,973 at June 30, 2009. The Amended Capital Support Agreement with the SDIT PO Fund is scheduled to terminate in November 2009; however, the Company expects to purchase the remaining SIV security from the SDIT PO Fund prior to the termination date of the agreement.

The Company recognized gains from the change in fair value and cash paydowns received from SIV securities of $3,360 and $2,812, respectively, during the three and six month periods ended June 30, 2009. Total SIV-related charges were $2,260 and $16,702 in the three and six months periods ended June 30, 2009, respectively. At June 30, 2009, the aggregate par value and market value of all SIV securities owned by the Company was $261,597 and $91,564, respectively.

The remaining Capital Support Agreement with the SDIT PO Fund is considered a derivative contract in accordance with applicable accounting guidance and is categorized as a Level 3 liability as specified by SFAS 157 (see Note 5). This Level 3 liability comprises 20 percent of the Company’s total current liabilities at June 30, 2009. The fair value of the derivative contract approximates the value of the Company’s actual obligation at June 30, 2009. The value of the Capital Support Agreement will be determined at least quarterly. In the event payments are not required to be paid to the SDIT PO Fund, such expense may be reversed in a subsequent period.

As of July 31, 2009, the amount which would be accrued for the Company’s contribution obligation under the Amended Capital Support Agreement was $29,973. Based upon this valuation and assuming no other changes in the portfolio assets through September 30, 2009, no additional non-cash expense would be recorded in the three months ended September 30, 2009.

The Company’s future obligation under the Amended Capital Support Agreement is affected by prevailing conditions in the credit markets as they impact the value of the SIV security owned by the SDIT PO Fund and the creditworthiness of the SIV security. The fair market value of the SIV security is derived from current market prices or, in the event no market price exists, from independent external valuation sources (See Note 5).

Note 8. Lines of Credit

The Company has a five-year $300,000 Credit Agreement (the Credit Facility) which expires in July 2012, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 0.75 percent per annum above the London Interbank Offer Rate (“LIBOR”). There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 to $400,000 under certain conditions set forth in the agreement. The Credit Facility, as amended, contains various covenants, none of which negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels.

In 2009, the Company purchased SIV securities from the SEI-sponsored money market mutual funds (See Note 7). In order to finance the purchases of the SIV securities, the Company borrowed $254,000 from the Credit Facility. As a result of the purchases, the letters of credit posted to collateralize the Company’s obligations under the Amended Capital Support Agreements were reduced from an aggregate $195,000 to $39,000. The Company was in compliance with all covenants of the Credit Facility during 2009.

As of June 30, 2009, the Company’s ability to borrow from the Credit Facility is not limited by any covenant of the agreement. In management’s opinion, the leverage ratio is the most restrictive of all of the covenants contained in the Credit Facility. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). The amount of consolidated indebtedness according to the terms of the covenant includes the capital commitment under the Amended Capital Support Agreements and the outstanding debt of LSV Employee Group. The Company must maintain at all times prior to and including September 30, 2009, a ratio of consolidated indebtedness of not more than 2.25 times the amount of EBITDA, at all times from October 1, 2009 through and including December 31, 2009, not more than 2.00 times EBITDA, and at all times thereafter, not more than 1.75 times EBITDA. As of June 30, 2009, the Company’s leverage ratio is 1.36 times EBITDA.

Through the Credit Facility, the Company provided letters of credit of a third party bank to secure the existing obligations of the Company under the Amended Capital Support Agreements. As of June 30, 2009, the Company had a total of $39,000 in outstanding letters of credit. The letters of credit have a term of one year and contain a fronting fee of 0.125 percent per annum on the face amount of each letter of credit which is payable quarterly in arrears. In addition, a participation fee ranging from 0.45 percent to 1.25 percent, depending upon the Company’s leverage ratio, is payable quarterly in arrears on the face amount of each letter of credit. The participation fee may increase if the Company’s leverage ratio reaches certain levels. As the letters of credit remain outstanding, the amount available under the Credit Facility will be reduced by the face amount of the letters of credit. The letters of credit are due to expire in November and early December 2009.

As of July 31, 2009, letters of credit of $39,000 to secure the existing obligations of the Company under the Amended Capital Support Agreements remained outstanding. The amount of the Credit Facility that is unrestricted and available for other purposes as determined by the Company is $7,000.

The Company considers the book value of long-term debt related to the borrowings through the Credit Facility to be representative of its fair value.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the three months ended June 30, 2009.

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

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three month periods ended June 30, 2009 and 2008, respectively, as follows:

	Three Months Ended June 30,
	2009	2008
Stock-based compensation expense	$3,361	$4,527
Less: Deferred tax benefit	(1,233)	(1,124)

Stock-based compensation expense, net of tax	$2,128	$3,403

Basic and diluted earnings per share	$.01	$.02

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the six month periods ended June 30, 2009 and 2008, respectively, as follows:

	Six Months Ended June 30,
	2009	2008
Stock-based compensation expense	$6,791	$9,210
Less: Deferred tax benefit	(2,058)	(2,702)

Stock-based compensation expense, net of tax	$4,733	$6,508

Basic and diluted earnings per share	$.02	$.03

Management expects that certain option grants, which do not vest due to the passage of time, will not attain their higher specified diluted earnings per share targets; therefore, the Company has discontinued the amortization of the unrecognized stock-based compensation cost associated with these grants. These option grants have an unrecognized compensation cost of $21,299.

As of June 30, 2009, there was approximately $45,154 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2009	$6,654
2010	12,269
2011	11,327
2012	6,823
2013	5,083
2014	1,499
2015	1,499

$45,154

During the six months ended June 30, 2009, the Company revised its previous estimate made as of December 31, 2008 of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $3,550 in stock-based compensation expense in the six months ended June 30, 2009.

During the six months ended June 30, 2008, the Company revised its estimate of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $1,789 in stock-based compensation expense in the six months ended June 30, 2008.

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $3,007 and $12,319, respectively. The total options outstanding as of June 30, 2009 and 2008 was 26,409,000 and 26,089,000, respectively.

Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company's common stock on the open market or through private transactions of up to an aggregate of $1,528,365. Through June 30, 2009, a total of 255,781,000 shares at an aggregate cost of $1,459,410 have been purchased and retired. The Company purchased 980,000 shares at a total cost of $13,581 during the six months ended June 30, 2009.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Cash Dividend

On May 21, 2009, the Board of Directors declared a cash dividend of $.08 per share on the Company's common stock, which was paid on June 23, 2009, to shareholders of record on June 18, 2009.

Cash dividends declared during the six month periods ended June 30, 2009 and 2008 were $15,301 and $15,339, respectively.

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2009 and 2008. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended June 30, 2009 and 2008.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended June 30, 2009
Revenues	$86,645	$39,582	$42,164	$33,371	$1,169	$49,078	$252,009
Expenses (1)	70,761	25,939	23,264	22,245	2,325	31,709	176,243

Operating profit (loss)	$15,884	$13,643	$18,900	$11,126	$(1,156)	$17,369	$75,766
Profit margin	18%	35%	45%	33%	N/A	35%	30%

(1)	LSV includes $24,429 of noncontrolling interest of the other partners of LSV.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended June 30, 2008
Revenues	$103,602	$61,848	$51,300	$37,307	$1,864	$73,602	$329,523
Expenses (2)	85,367	31,551	29,328	25,012	4,147	45,840	221,245

Operating profit (loss)	$18,235	$30,297	$21,972	$12,295	$(2,283)	$27,762	$108,278
Profit margin	18%	49%	43%	33%	N/A	38%	33%

(2)	LSV includes $38,072 of noncontrolling interest of the other partners of LSV.

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the quarters ended June 30, 2009 and 2008 is as follows:

	2009	2008
Total operating profit from segments above	$75,766	$108,278
Corporate overhead expenses	(8,697)	(10,347)
Noncontrolling interest reflected in segments	24,737	39,082
LSV Employee Group (1)	(1,820)	(1,819)

Income from operations	$89,986	$135,194

(1)	For the three months ended June 30, 2009 and 2008, includes $1,806 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the three months ended June 30, 2009 and 2008 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2009	2008	2009	2008

Private Banks	$9,294	$11,325	$7,524	$6,514
Investment Advisors	3,333	3,904	1,793	1,641
Institutional Investors	655	727	417	442
Investment Managers	854	817	508	561
Investments in New Businesses	208	222	96	109
LSV	17	—	210	205

Total from business segments	$14,361	$16,995	$10,548	$9,472
LSV Employee Group	—	—	1,820	1,820
Corporate Overhead	235	211	394	206

	$14,596	$17,206	$12,762	$11,498

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the six months ended June 30, 2009 and 2008.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Six Month Period Ended June 30, 2009
Revenues	$183,593	$77,090	$81,543	$66,703	$2,423	$89,268	$500,620
Expenses (3)	149,559	53,048	47,434	45,112	5,618	58,155	358,926

Operating profit (loss)	$34,034	$24,042	$34,109	$21,591	$(3,195)	$31,113	$141,694
Profit margin	19%	31%	42%	32%	N/A	35%	28%

(3)	LSV includes $43,291 of noncontrolling interest of the other partners of LSV.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Six Month Period Ended June 30, 2008
Revenues	$210,656	$122,367	$101,989	$73,800	$3,698	$150,921	$663,431
Expenses (4)	171,534	62,927	59,468	50,976	8,799	93,196	446,900

Operating profit (loss)	$39,122	$59,440	$42,521	$22,824	$(5,101)	$57,725	$216,531
Profit margin	19%	49%	42%	31%	N/A	38%	33%

(4)	LSV includes $79,310 of noncontrolling interest of the other partners of LSV.

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the six month periods ended June 30, 2009 and 2008 is as follows:

	2009	2008
Total operating profit from segments above	$141,694	$216,531
Corporate overhead expenses	(18,338)	(20,456)
Noncontrolling interest reflected in segments	43,800	81,270
LSV Employee Group (2)	(3,640)	(3,640)

Income from operations	$163,516	$273,705

(2)	For the six months ended June 30, 2009 and 2008, includes $3,611 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the six months ended June 30, 2009 and 2008 as required by SFAS 131 pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2009	2008	2009	2008
Private Banks	$20,163	$22,388	$15,014	$13,087
Investment Advisors	7,182	7,745	3,546	3,262
Institutional Investors	1,314	1,797	874	873
Investment Managers	1,636	1,929	1,057	1,113
Investments in New Businesses	425	475	200	223
LSV	53	59	419	410

Total from business segments	$30,773	$34,393	$21,110	$18,968
LSV Employee Group	—	—	3,640	3,641
Corporate Overhead	428	536	574	409

	$31,201	$34,929	$25,324	$23,018

Note 11. Income Taxes

The gross liability for unrecognized tax benefits at June 30, 2009 and December 31, 2008 was $4,926 and $13,453, respectively, exclusive of interest and penalties, of which $4,182 and $13,071 would affect the effective tax rate if the Company were to recognize the tax benefit. As a result of the resolution of federal and state income tax audits, the Company recognized a reduction of $7,525 of its tax liability for unrecognized tax benefits during the six months ended June 30, 2009.

The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2009 and December 31, 2008, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $650 and $2,337, respectively.

	June 30, 2009	December 31, 2008
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$4,926	$13,453
Interest and penalties on unrecognized benefits	650	2,337

Total gross uncertain tax positions	$5,576	$15,790

Amount included in Current liabilities	$663	$11,723
Amount included in Other long-term liabilities	4,913	4,067

	$5,576	$15,790

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

The Company estimates it will recognize $567 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal, state and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

The Company estimates that future estimated tax payments in 2009 may be partially or fully offset by the recognition of losses related to the Amended Capital Support Agreements (See Note 7). The expected tax benefit from these losses amounts to $18,023 and is included in Other current assets on the accompanying Consolidated Balance Sheet.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at June 30, 2009 and 2008, the consolidated results of operations for the three and six months ended June 30, 2009 and 2008 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of June 30, 2009, through our subsidiaries and partnerships in which we have a significant interest, we administer $359.8 billion in mutual fund and pooled assets, manage $135.7 billion in assets, and operate from numerous countries worldwide.

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

Financial Results

Revenues, Expenses and Income from Operations by business segment for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percent Change	2009	2008	Percent Change
Revenues:
Private Banks	$86,645	$103,602	(16%)	$183,593	$210,656	(13%)
Investment Advisors	39,582	61,848	(36%)	77,090	122,367	(37%)
Institutional Investors	42,164	51,300	(18%)	81,543	101,989	(20%)
Investment Managers	33,371	37,307	(11%)	66,703	73,800	(10%)
Investments in New Businesses	1,169	1,864	(37%)	2,423	3,698	(34%)
LSV	49,078	73,602	(33%)	89,268	150,921	(41%)

Total revenues	$252,009	$329,523	(24%)	$500,620	$663,431	(25%)
Expenses:
Private Banks	70,761	85,367	(17%)	149,559	171,534	(13%)
Investment Advisors	25,939	31,551	(18%)	53,048	62,927	(16%)
Institutional Investors	23,264	29,328	(21%)	47,434	59,468	(20%)
Investment Managers	22,245	25,012	(11%)	45,112	50,976	(12%)
Investments in New Businesses	2,325	4,147	(44%)	5,618	8,799	(36%)
LSV	31,709	45,840	(31%)	58,155	93,196	(38%)

Total expenses	$176,243	$221,245	(20%)	$358,926	$446,900	(20%)
Income from business segments:
Private Banks	15,884	18,235	(13%)	34,034	39,122	(13%)
Investment Advisors	13,643	30,297	(55%)	24,042	59,440	(60%)
Institutional Investors	18,900	21,972	(14%)	34,109	42,521	(20%)
Investment Managers	11,126	12,295	(10%)	21,591	22,824	(5%)
Investments in New Businesses	(1,156)	(2,283)	49%	(3,195)	(5,101)	37%
LSV	17,369	27,762	(37%)	31,113	57,725	(46%)

Total income from business segments	$75,766	$108,278	(30%)	$141,694	$216,531	(35%)
Corporate overhead	(8,697)	(10,347)	(16%)	(18,338)	(20,456)	(10%)
LSV Employee Group (1)	(1,820)	(1,819)	—	(3,640)	(3,640)	—
Noncontrolling interest reflected in segments (2)	24,737	39,082	(37%)	43,800	81,270	(46%)

Income from operations	$89,986	$135,194	(33%)	$163,516	$273,705	(40%)

(1)	Primarily relates to amortization costs of identifiable intangible assets.

(2)	Includes $24,429 and $38,072 for the three months ended June 30, 2009 and 2008, respectively, and $43,291 and $79,310 for the six months ended June 30, 2009 and 2008, respectively, of noncontrolling interest of the other partners of LSV.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances (In millions)	As of June 30,		Percent Change
	2009	2008
Private Banks:
Equity and fixed income programs	$10,892	$18,163	(40%)
Collective trust fund programs	1,176	955	23%
Liquidity funds	7,581	8,345	(9%)

Total assets under management	$19,649	$27,463	(28%)
Client proprietary assets under administration	10,143	13,242	(23%)

Total assets	$29,792	$40,705	(27%)
Investment Advisors:
Equity and fixed income programs	21,705	31,938	(32%)
Collective trust fund programs	2,621	2,259	16%
Liquidity funds	2,469	2,410	2%

Total assets under management	$26,795	$36,607	(27%)
Institutional Investors:
Equity and fixed income programs	36,955	43,608	(15%)
Collective trust fund programs	755	947	(20%)
Liquidity funds	3,462	3,950	(12%)

Total assets under management	$41,172	$48,505	(15%)
Investment Managers:
Equity and fixed income programs	3	19	(84%)
Collective trust fund programs	6,794	6,572	3%
Liquidity funds	505	438	15%

Total assets under management	$7,302	$7,029	4%
Client proprietary assets under administration	213,930	228,722	(6%)

Total assets	$221,232	$235,751	(6%)
Investments in New Businesses:
Equity and fixed income programs	473	838	(44%)
Liquidity funds	133	98	36%

Total assets under management	$606	$936	(35%)
LSV:
Equity and fixed income programs	$40,210	$57,692	(30%)
Consolidated:
Equity and fixed income programs	110,238	152,258	(28%)
Collective trust fund programs	11,346	10,733	6%
Liquidity funds	14,150	15,241	(7%)

Total assets under management	$135,734	$178,232	(24%)
Client proprietary assets under administration	224,073	241,964	(7%)

Total assets under management and administration	$359,807	$420,196	(14%)

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

Consolidated Summary

Consolidated revenues decreased $77.5 million, or 24 percent, to $252.0 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. For the six month period ended June 30, 2009, revenues declined $162.8 million, or 25 percent, to $500.6 million compared to the prior year period. Net income attributable to SEI decreased $4.6 million, or 10 percent, to $41.6 million for the three month period and $19.3 million, or 20 percent, to $75.8 million for the six month period. Diluted earnings per share for the three month period were $.22 per share as compared to $.24 per share a year ago, a decrease of eight percent. In the six month period, diluted earnings per share decreased to $.40 per share as compared to $.48 per share a year ago, a decrease of 17 percent.

In our opinion, the following items had a significant impact on our financial results for the three and six month periods ended June 30, 2009 and 2008:

•

Revenues from asset-based fees across all our business segments were negatively affected by the sharp declines in the capital markets in late 2008 and the first quarter of 2009, particularly in the LSV and Investment Advisors segments. The unfavorable capital market conditions decreased the value of assets we manage or administer for our existing clients, resulting in decreased base revenues in the segments. Our assets under management decreased $42.5 billion during the past 12 months, of which $17.5 billion pertained to assets managed by LSV.

•

The decline of the capital markets had a significant negative impact on the revenue and profits of LSV. Revenues earned by LSV were $89.3 million in the six months ended June 30, 2009 compared to $150.9 million in the prior year comparable period, a decrease of $61.6 million or 41 percent. Our proportionate share in the earnings of LSV in the six month period of 2009 was $31.1 million compared to $57.7 million for the same period in 2008, a decrease of $26.6 million or 46 percent.

•

Our earnings were adversely affected by further losses of $2.3 million and $16.7 million in the three and six months ended June 30, 2009, respectively, associated with SIV-related issues involving SEI-sponsored money market funds. Cumulative losses from SIV-related issues as of June 30, 2009 totaled $200.0 million. During the six months ended June 30, 2009, we borrowed $254.0 million from our credit facility and used the proceeds to purchase a majority of the SIV securities held by the funds. As a result, the Capital Support Agreement related to the SLAT Prime Obligation Fund was canceled. Our obligation under the Capital Support Agreement with the SDIT Prime Obligation Fund was $30.0 million at June 30, 2009 (See “Money Market Fund Support” later in this discussion).

•

We continued to invest in the Global Wealth Platform and its operational infrastructure. During the six months ended June 30, 2009, we capitalized $24.6 million for significant enhancements and new functionality for the platform, as compared to $25.9 million in the comparable period of 2008. We will continue to incur significant development costs for these enhancements and upgrades. Our intention is to implement enhancements and upgrades into the platform through a series of releases. Future releases may include enhancements that could replace significant components that currently exist in the platform. If this occurs, we would immediately expense the remaining net book value of previously capitalized development costs of those components that were replaced. We expect the next release of the Global Wealth Platform to occur in the fourth quarter of 2009. This release may include enhancements that replace certain functionality in the current version of the platform. We estimate the remaining net book value of the replaced functionality to be approximately $15.0 million which would be expensed sometime in 2009.

•

Our operating expenses during the first six months of 2009 decreased across all of our business segments. A portion of these declines were due to lower direct costs related to reduced revenues. In addition, a significant portion of these declines resulted from initiatives to reduce discretionary expenses across the company. Included in these actions were the elimination of non-strategic activities, process improvements and a reduction in our global workforce, which was undertaken during the first quarter of 2009. We incurred one-time termination costs associated with the workforce reduction of approximately $6.3 million during the first quarter of 2009, which is included in Compensation, benefits and other personnel expense on the accompanying Consolidated Statements of Operations.

•	The prevailing economic conditions have extended our sales cycles and slowed the sales of new business. This resulted in a decrease in the amount of sales compensation expense.

•

Our effective tax rate for the six months ended June 30, 2009 benefited from the realization of prior unrecognized tax benefits related to the conclusion of federal and state income tax audits during the first quarter of 2009. Our effective tax rate for the second quarter of 2009 was 36.8 percent. We expect our effective tax rates for the remaining quarters of 2009 to continue at or near this level.

•	We continued our stock repurchase program during 2009 and purchased approximately 980,000 shares at an average price of approximately $14 per share in the six month period.

•

In March 2009, certain partners of LSV, including SEI, agreed to designate a portion of their partnership interest for the purpose of providing an interest in the partnership to a select group of key LSV employees. In April 2009, these contributing partners agreed to provide certain key LSV employees an interest in LSV thereby reducing our interest in LSV to approximately 42 percent. We evaluated the effect of this transaction in accordance with the guidance established in SFAS 160 and determined that the reduction of our interest in LSV was not a significant economic event that had any effect on the control of the operations or affairs of LSV. Our controlling interest in LSV was unchanged. We continue to consolidate the assets, liabilities and operations of LSV and LSV Employee Group.

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

We purchased the remaining SIVs held by the SDIT MM Fund in September 2008 for a cash purchase price of $15.3 million. As a result of this purchase, the Capital Support Agreement with the SDIT MM fund was canceled.

In March 2009, we purchased all of the Gryphon (formerly Cheyne) notes from the SDIT PO Fund and the SLAT PO Fund for a total cash purchase price of $194.9 million. As a result of this purchase, we recognized a loss of $129.9 million and our obligation according to the Amended Capital Support Agreements was reduced by $116.0 million for a net charge of $13.9 million.

In June 2009, we purchased the remaining SIV securities owned by the SLAT PO Fund for a cash purchase price of $57.5 million. As a result of this purchase, we recognized a loss of $31.2 million. We had previously recognized $25.6 million in unrealized losses according to the Amended Capital Support Agreement. The net charge pertaining to this purchase was $5.6 million in the three months ended June 30, 2009. The Amended Capital Support Agreement with the SLAT PO Fund was canceled immediately after the purchase of the SIV securities.

The total cash paid to the Funds for the purchases of the SIV securities through June 30, 2009 was $267.7 million. The purchase prices paid to the Funds were equal to the amortized cost of the SIV securities on the dates of purchase. In order to finance the purchases of the SIV securities, we borrowed an aggregate $254.0 million through our credit facility. The letters of credit posted to collateralize our obligation under the Capital Support Agreements were reduced from an aggregate $195.0 million to $39.0 million (See Liquidity and Capital Resources section later in this discussion).

The SDIT PO Fund continues to hold one SIV security with a par value of $60.1 million as of June 30, 2009. Our obligation under the Amended Capital Support Agreement with the SDIT PO Fund was $30.0 million at June 30, 2009. The Amended Capital Support Agreement with the SDIT PO Fund is scheduled to terminate in November 2009; however, we expect to purchase the remaining SIV security from the SDIT PO Fund prior to the termination date of the agreement.

We recognized gains from the change in fair value and cash paydowns received from SIV securities of $3.4 million and $2.8 million, respectively, during the three and six month periods ended June 30, 2009. Total SIV-related charges were $2.3 million and $16.7 million in the three and six months periods ended June 30, 2009, respectively. At June 30, 2009, the aggregate par value and market value of all SIV securities owned by us was $261.6 million and $91.6 million, respectively.

The remaining Amended Capital Support Agreement related to the SDIT PO Fund is considered a derivative contract in accordance with applicable accounting guidance and is categorized as a Level 3 liability as specified by SFAS 157 (See Fair Value Measurements section later in this discussion). This Level 3 liability comprises 20 percent of our total current liabilities at June 30, 2009. The fair value of the Amended Capital Support Agreement approximates the value of our actual obligation at June 30, 2009. The value of the Amended Capital Support Agreement related to the SDIT PO Fund will be determined at least quarterly. In the event payments are not required to be paid to the SDIT PO Fund, such expense may be reversed in a subsequent period.

As of July 31, 2009, the amount which would be accrued for our contribution obligation under the Amended Capital Support Agreement was $30.0 million. Based upon this valuation and assuming no other changes in the portfolio assets through September 30, 2009, no additional non-cash expense would be recorded in the three months ended September 30, 2009.

Our total risk of future loss from SIV securities is limited to the aggregate remaining par value of the SIV securities held by the SDIT PO Fund and on our balance sheet offset by the cumulative losses from SIV-related issues we have already recognized. As of July 31, 2009, the aggregate par value of these securities totaled $321.7 million. Cumulative losses from SIV-related issues totaled $200.0 million. We do not engage in any lending activities or any other activity that exposes us to a risk of loss associated with the illiquidity issues in the credit markets.

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

Our future obligation under the Amended Capital Support Agreement related to the SDIT PO Fund is affected by a number of factors including, but not limited to, prevailing conditions in the credit markets as they impact the value of the SIV security owned by the Fund and the creditworthiness of the SIV security. The fair market value of the SIV security is derived from current market prices or, in the event no market price exists, from external valuation sources (See Fair Value Measurements section later in this discussion).

The market value of the underlying collateral of the SIV securities owned by us and held by the SDIT PO Fund has the most significant impact on our exposure to future losses from SIV-related issues. The losses we recognize from the change in market value of the underlying collateral and our obligation under the Capital Support Agreement can fluctuate on a daily basis. Based on actual values as of July 31, 2009, the impact of a one percent movement in the value of SIV securities owned by us or held by the SDIT PO Fund would be approximately $3.2 million to our earnings.

Stock-Based Compensation

All outstanding stock options have performance based vesting provisions that tie the vesting of stock options to our financial performance. Our stock options vest at a rate of 50 percent when a specified diluted earning per share target is achieved, and the remaining 50 percent when a second, higher specified diluted earnings per share target is achieved. Stock options granted prior to 2006 fully vest after seven years from the date of grant. Beginning in 2006, the seven year vesting trigger was eliminated and, as a result, options do not vest due to the passage of time but solely as a result of achievement of the financial vesting targets. Earnings per share targets are calculated exclusive of stock-based compensation expense, net of tax. The diluted earnings per share targets are established at time of grant and are measured annually on December 31. The amount of stock-based compensation expense is based upon our estimates of when we believe the earnings per share targets may be achieved. If our estimate of the attainment of the earnings per share targets proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect our net income and net income per share. During the six months ended June 30, 2009, we revised our estimate made as of December 31, 2008 of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $3.6 million in stock-based compensation expense in the six months ended June 30, 2009.

During the six months ended June 30, 2009 and 2008, we recognized approximately $6.8 million and $9.2 million, respectively, in stock-based compensation expense, a decrease of $2.4 million. This decrease consisted of the following components:

Change in Stock-Based Compensation Expense
Stock-based compensation cost recognized in 2009 for grants made in December 2008	$3,545
Change in management’s estimate of expected vesting of stock options for grants that were outstanding at June 30, 2009	(5,733)
Other items	(230)

$(2,418)

We expect that certain option grants, which do not vest due to the passage of time, will not attain their higher specified diluted earnings per share targets and; therefore, we discontinued the amortization of the unrecognized stock-based compensation cost associated with these grants. These option grants have an unrecognized compensation cost of $21.3 million.

Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2009	$6,654
2010	12,269
2011	11,327
2012	6,823
2013	5,083
2014	1,499
2015	1,499

$45,154

Business Segments

Private Banks

	Three Months Ended			Six Months Ended
	June 30, 2009	June 30, 2008	Percent Change	June 30, 2009	June 30, 2008	Percent Change
Revenues:
Investment processing and software servicing fees	$54,269	$56,612	(4%)	$116,061	$114,313	2%
Asset management, administration & distribution fees	21,462	37,024	(42%)	41,686	74,137	(44%)
Transaction-based and trade execution fees	10,914	9,966	10%	25,846	22,206	16%

Total revenues	$86,645	$103,602	(16%)	$183,593	$210,656	(13%)

Revenues decreased $17.0 million, or 16 percent, in the three month period and $27.1 million, or 13 percent, in the six month period ended June 30, 2009 compared to the prior year corresponding period and were primarily affected by:

•	Decreased investment management fees from existing clients due to lower assets under management caused by declining capital markets and negative cash flows; and

•	Decreased non-recurring investment processing fees from existing clients; partially offset by

•

Increased non-recurring investment processing fees primarily from the recognition of $7.0 million received by us during the first quarter of 2009 from the buyout of existing contracts relating to bank mergers and acquisition activity; and

•	Increased trade execution fees from increased transaction activity due to significant volatility in the capital markets during the first quarter of 2009.

Operating margins remained at 18 percent in the three month period and 19 percent in the six month period. Operating income decreased $2.4 million, or 13 percent, in the three month period and $5.1 million, or 13 percent, in the six month period and was primarily affected by:

•	A decrease in revenues;

•	Increased one-time termination costs associated with the workforce reduction in the first quarter; and

•	Increased direct expenses associated with the increased trade execution fees, primarily in the first quarter; partially offset by

•	Decreased direct expenses associated with the lower investment management fees;

•	Decreased salary, incentive-based compensation and other personnel expenses; and

•	Decreased sales compensation expenses due to lower sales activity.

Investment Advisors

Revenues decreased $22.3 million, or 36 percent, in the three month period and $45.3 million, or 37 percent, in the six month period ended June 30, 2009 and were primarily affected by:

•	Decreased investment management fees from existing clients due to lower assets under management caused by declining capital markets;

•

Decreased investment management fees from negative net cash flows and declining average basis points earned on assets due to generally lower asset levels and client-directed shifts to liquidity products.

Operating margins decreased to 35 percent, as compared to 49 percent in the three month period and were 31 percent, as compared to 49 percent in the six month period. Operating income decreased by $16.7 million, or 55 percent, in the three month period, and $35.4 million, or 60 percent, in the six month period and was primarily affected by:

•	A decrease in revenues; and

•	Increased one-time personnel costs associated with the workforce reduction in the first quarter; partially offset by

•	Decreased direct expenses associated with the lower investment management fees;

•	Decreased salary, incentive-based compensation and other personnel expenses; and

•	Decreased discretionary marketing and promotion expenses associated with cost containment measures.

Institutional Investors

Revenues decreased $9.1 million, or 18 percent, in the three month period and $20.4 million, or 20 percent, in the six month period ended June 30, 2009 and were primarily affected by:

•

Decreased investment management fees from existing clients due to lower assets under management caused by declining capital markets and client losses as well as unfavorable foreign currency fluctuations in revenues from our international clients; partially offset by

•	Asset funding from new sales of our retirement and not-for-profit solutions; and

•	Asset funding from existing clients.

Operating margins increased to 45 percent, as compared to 43 percent in the three month period and remained at 42 percent in the six month period. Operating income decreased $3.1 million, or 14 percent, in the three month period and $8.4 million, or 20 percent, in the six month period and was primarily affected by:

•	A decrease in revenues;

•	Increased one-time personnel costs associated with the workforce reduction in the first quarter; partially offset by

•	Decreased direct expenses associated with the lower investment management fees;

•	Decreased salary, incentive-based compensation and other personnel expenses;

•	Decreased sales compensation expenses due to lower sales activity; and

•	Decreased discretionary marketing and promotion expenses associated with cost containment measures.

Investment Managers

Revenues decreased $3.9 million, or 11 percent, in the three month period and $7.1 million, or ten percent, in the six month period ended June 30, 2009 and were primarily affected by:

•	Negative cash flows from existing hedge fund clients due to lower valuations from capital market declines as well as client redemptions; and

•	Negative cash flows from traditional fund administration clients due to capital market declines; partially offset by

•	Cash flows from new clients, primarily hedge fund clients.

Operating margins remained at 33 percent in the three month period and increased to 32 percent, as compared to 31 percent in the six month period. Operating income decreased $1.2 million, or ten percent, in the three month period, and $1.2 million, or five percent in the six month period, and was primarily affected by:

•	A decrease in revenues; and

•	Increased one-time personnel costs associated with the workforce reduction in the first quarter; partially offset by

•	Decreased salary, incentive-based compensation and other personnel expenses;

•	Decreased sales compensation expenses due to lower sales activity; and

•	Decreased discretionary consulting and outsourcing expenses associated with cost containment measures.

LSV

Revenues decreased $24.5 million, or 33 percent, in the three month period and $61.7 million, or 41 percent, in the six month period ended June 30, 2009 and were primarily affected by:

•	Decreased assets under management from declining capital markets.

Our total partnership interest in LSV declined to approximately 42 percent during the six month period ended June 30, 2009 and was approximately 43 percent during the six month period ended June 30, 2008. Operating margins decreased to 35 percent, as compared to 38 percent in the three month and six month periods. Operating income decreased $10.4 million, or 37 percent, in the three month period, and $26.6 million, or 46 percent in the six month period, and was primarily affected by:

•	The decrease in revenues as previously described.

Other

Other Income and Expense Items

Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss from investments	$(2,533)	$(27,294)	$(16,983)	$(51,340)
Interest and dividend income	1,937	3,223	3,648	7,361
Interest expense	(1,051)	(808)	(1,850)	(1,775)

Total other income and expense items, net	$(1,647)	$(24,879)	$(15,185)	$(45,754)

Net loss from investments

Net loss from investments consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gains (losses) from Capital Support Agreements	$27,972	$(27,301)	$144,010	$(53,096)
(Decrease) increase in fair value of financial instruments	(29,628)	—	(160,165)	676
Net realized gain from sales of marketable securities	24	—	73	1,066
Other-than-temporary declines in market value	(901)	—	(901)	—
Other gains	—	7	—	14

Net loss from investments	$(2,533)	$(27,294)	$(16,983)	$(51,340)

In March 2009, we purchased certain SIV securities from the SDIT PO Fund and the SLAT PO Fund for a cash purchase price of $194.9 million. In June 2009, we purchased the remaining SIV securities in the SLAT PO Fund for a cash purchase price of $57.5 million. The cash purchase prices paid to the Funds was equal to the amortized cost of the securities. We elected the fair value option under SFAS 159 whereby the unrealized gains and losses of the securities are recognized in current earnings. As of June 30, 2009, the total unrealized losses from the purchases of the SIV securities were approximately $160.7 million and are included in Decrease in fair value of financial instruments. The reductions in our obligation related to the Capital Support Agreements as a result of the purchases of the SIV securities are included in Gains (losses) from Capital Support Agreements (See “Money Market Fund Support” earlier in this discussion).

Interest and dividend income

Interest income is earned based upon the amount of cash that is invested daily in short-term, highly liquid financial instruments, mainly money market funds. The decrease in interest income in the six month period of 2009 compared to 2008 was primarily due to a decline in interest rates.

Interest expense

Interest expense includes the interest charges and fees related to the borrowings under our Credit Facility and the borrowings of LSV Employee Group. The increase in interest expense in 2009 compared to 2008 is due to the expense incurred through our borrowings under the Credit Facility.

Noncontrolling interest

Noncontrolling interest includes the amount owned by other partners of LSV, partners of LSV Employee Group and the other shareholders of our Korean joint venture in which we have a significant or controlling interest.

Income Taxes

Our effective tax rates were 36.8 percent and 37.1 percent for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, our effective tax rates were 30.3 percent and 37.1 percent, respectively. The decrease in our effective tax rate in the six month period ended June 30, 2009 from the comparable period in 2008 was primarily due to the realization of prior unrecognized tax benefits related to the conclusion of federal and state income tax audits during the first quarter of 2009. We expect our effective tax rate for the remaining quarters of 2009 will be at or near our effective rate for the three months ended June 30, 2009.

In May 2009, the President proposed significant changes to the U.S. international tax laws, including a change which would subject the unrepatriated earnings of our non-U.S subsidiaries to be taxed at the U.S. federal income tax rate. These proposals would be effective for taxable years beginning after December 31, 2010. If enacted and depending upon its precise terms, such legislation could increase our overall effective tax rate. We will continue to monitor this and other legislative proposals to determine what affect they would have on our tax rate.

Fair Value Measurements

The fair value of our financial assets and liabilities is determined in accordance with the fair value hierarchy established in SFAS No. 157 (SFAS 157), “Fair Value Measurements.” The fair value of most of our financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) securities that are single issuer pools that are valued based on current market data of similar assets. Our Level 3 financial assets and liabilities consist mainly of SIV securities and the remaining Capital Support Agreement with the SDIT PO Fund. The Capital Support Agreement is considered a derivative liability for accounting purposes, for which the fair value is based principally on changes in the fair value of SIV securities held by the SDIT PO Fund.

Recent liquidity issues surrounding collateralized debt obligations and asset-backed securities has greatly affected the fair value of SIV securities. Given the lack of any reliable market data on the SIV securities owned by us or held by SEI-sponsored money market funds, the fair value of these securities is determined using a net asset value approach which considers the value of the underlying collateral of the SIV securities. The valuation model is maintained by an independent third party. The underlying collateral is comprised of asset-backed securities and collateralized debt obligations that are specifically identified by its CUSIP or ISIN number. We obtain quotes primarily from two independent external pricing vendors for each security. Other pricing vendors may be used in limited situations when a security quote can not be obtained from either of the two primary independent external pricing vendors. The average of the two quotes received is used to value each security. Additionally, the securities are aggregated by type or sector (i.e. home equity line of credit, sub-prime 1st liens, residential mortgage-backed securities, etc.) and the weighted average quote of all securities within a sector held by the SIV is compared with the range of quotes received for similar securities within the same sector from the trading desk of an affiliate of the third party that maintains the SIV pricing model. The weighted average quote of all securities within a sector held by the SIV must be within the range of quotes received from the trading desk within that same sector. If the weighted average quote for all securities within a sector held by the SIV is outside that range, the average quote received from the pricing vendors may be adjusted. In any event, the value assigned to each security held by the SIV will be the lower of (i) the average of the quotes received from the pricing vendors or (ii) the lowest quote received from the trading desk for a similar security.

Securities that lack price quotes are adjusted by the weighted average percentage movement of securities held as collateral within the same sector classification. For example, a residential mortgage-backed security that has not received a quote for an extended period of time will be adjusted by the weighted average percentage movement of all quoted residential mortgage-backed securities held as collateral by the SIV security. Also, as previously stated, the weighted average price of all securities within a sector is compared with the range of quotes received from the trading desk of an affiliate of the independent third party that maintains the valuation model. The weighted average quote of all securities within a sector must be within the range of quotes received from the trading desk within that same sector. If the average quote is not within the range, the quote may be adjusted. The average quote will only be adjusted downward to the lowest figure.

The pricing vendors utilize widely-accepted pricing models, which are evaluated by the pricing vendor, that vary by asset class and incorporate available trade, bid, and other market information. The market inputs that these vendors seek for their evaluation of securities include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other available market data. Broker quotes may be binding or non-binding. For certain security types, additional inputs may be used. The pricing vendors may prioritize inputs differently from time to time for any security based on current market conditions. For each asset class, the pricing vendor has a team of evaluators that gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing models. For a structured security evaluation, including mortgage-backed securities, these evaluators would consider various characteristics including issuer, vintage, purpose of loan, collateral attributes, prepayment speeds and credit ratings in order to properly identify trades and quotes for similar securities which are gathered for use in the evaluation process. Evaluators follow multiple review processes throughout each month that assess the available market, credit and deal level information in support of the evaluation process. If it is determined that sufficient objectively verifiable information does not exist to support a security’s valuation, the pricing vendor will discontinue providing a quote on that security. As previously stated, securities that lack a quote from a pricing vendor are valued using the most recent quoted price and adjusting that price by the weighted average percentage change in the respective sector of all other similar securities that are held by the SIV.

We evaluated the inputs used by the pricing vendors in accordance with the fair value hierarchy established in SFAS 157. This process required gaining an understanding of their valuation methodologies, processes, models and inputs. The pricing vendors provided information about each model, the inputs used and the order of priority of each input. In the event we disagree with a quoted price from a vendor, we may challenge that price and request an evaluation. We considered each vendor’s qualification to provide quotes pertaining to each security. All pricing vendors used are considered to be market leaders that have a long history of providing reliable information to their clients.

In the event a market transaction does exist for a SIV security, we evaluate the publicly available information surrounding the transaction in order to assess if the price used represents the fair value according to the guidance in SFAS 157. In our opinion, the price of certain SIV securities used in recent transactions were from distressed sales and did not represent the implied fair value of the SIV securities held by us or by the SEI-sponsored money market funds.

The table below presents a reconciliation for all of our financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2009 to June 30, 2009:

	Trading Securities Issued by SIVs	Other Trading Securities	Capital Support Agreements
Balance, January 1, 2009	$5,713	$1,697	$(173,983)
Purchases, issuances and settlements, net	246,563	(1,536)	—
Total gains or losses (realized/unrealized):
Included in earnings	(160,712)	(161)	144,010
Included in other comprehensive income	—	—	—
Transfers in and out of Level 3	—	—	—

Balance, June 30, 2009	$91,564	$—	$(29,973)

New Accounting Pronouncement

On June 12, 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” (FIN 46(R)), to require an enterprise to perform an ongoing analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. SFAS 167 amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before this Statement, FIN 46(R) required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred. SFAS 167 also amends FIN 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for us beginning in the first quarter 2010. We are currently evaluating the impact SFAS 167 will have on our consolidated financial statements.

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$133,719	$112,698
Net cash used in investing activities	(272,605)	(41,366)
Net cash provided by (used in) financing activities	215,371	(111,868)

Net increase (decrease) in cash and cash equivalents	76,485	(40,536)
Cash and cash equivalents, beginning of period	416,643	360,921

Cash and cash equivalents, end of period	$493,128	$320,385

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At June 30, 2009, our unused sources of liquidity primarily consisted of cash and cash equivalents. During March 2009, we borrowed $195.0 million through the credit facility and used the proceeds to purchase all of the Gryphon notes from the SDIT PO Fund and the SLAT PO Fund. In June 2009, we borrowed an additional $59.0 million through the credit facility and used the proceeds to purchase the remaining SIV securities in the SLAT PO Fund (See “Money Market Fund Support” earlier in this discussion). Our total borrowings through the credit facility as of June 30, 2009 were $254.0 million.

Cash and cash equivalents of $493.1 million includes $37.7 million at June 30, 2009 from LSV, of which we have a 42 percent partnership interest (See Note 2 to the Consolidated Financial Statements). Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. At June 30, 2009, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $307.0 million.

Our credit facility is an unsecured senior revolving line of credit with JPMorgan Chase Bank, N.A., individually and as agent and a syndicate of other lenders. The credit facility is scheduled to expire in July 2012. The availability of the credit facility is subject to the compliance with certain covenants set forth in the agreement. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. Of all of the covenants, we believe satisfying the leverage ratio could be the most difficult in the future. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). The amount of consolidated indebtedness according to the terms of the covenant include the capital commitment under the Capital Support Agreement with the SDIT PO Fund and the outstanding debt of LSV Employee Group. We must maintain at all times prior to and including September 30, 2009, a ratio of consolidated indebtedness of not more than 2.25 times the amount of EBITDA, at all times from October 1, 2009 through and including December 31, 2009, not more than 2.00 times EBITDA, and at all times thereafter, not more than 1.75 times EBITDA. As of June 30, 2009, our leverage ratio is 1.36 times EBITDA. Although we expect this ratio to increase in 2009 if unfavorable market conditions persist, we do not anticipate that this covenant or any covenant of the credit facility will restrict our ability to utilize the credit facility.

The obligation under the Capital Support Agreement with the SDIT PO Fund is secured by letters of credit of a third party bank rated A-1 by S&P. The letters of credit were issued under the credit facility. The letters of credit have a term of one year with expiration dates beyond the expiration date of the Capital Support Agreement. The amount available under the credit facility is reduced by the total amount of the letters of credit outstanding. In order to finance the purchase of the SIV securities, we borrowed an aggregate $254.0 million through the credit facility. As a result of the purchases of the SIV securities from the Funds in 2008 and 2009, the letters of credit posted to collateralize our obligations under the Capital Support Agreements was reduced to $39.0 million as of June 30, 2009.

As of July 31, 2009, letters of credit of $39.0 million remained outstanding and our total borrowings through the credit facility remained at $254.0 million. Therefore, the remaining $7.0 million of the credit facility is unrestricted and may be used for general purposes.

Cash flows from operations increased $21.0 million in 2009 compared to 2008 due primarily to the net change in our working capital accounts. The increase was offset by the decline in net income. Our working capital accounts were primarily affected by the change in deferred taxes in 2009 due to the non-cash charge related to the Capital Support Agreements and lower expected payments for incentive compensation in 2009 compared to 2008.

We have long-term contractual agreements with banks and other financial institutions, especially within our Private Banks segment. These banks and financial institutions continue to meet the scheduled payment terms under these contracts. We have no reason to believe that these clients will be unable to satisfy current and future obligations. Additionally, the Investment Managers segment has contractual agreements with managers of hedge funds. There have been recent concerns and issues within the hedge fund industry. We believe our clients are stable and well-respected managers that will continue to remain viable entities over the long-term. These firms continue to meet all of their obligations. Our clients continue to meet their current financial obligations with us. We do not have any significant collectibility issues regarding our receivables as of June 30, 2009 and we have not received any indications that we should anticipate significant collectibility issues regarding our receivables in the near term.

Net cash used in investing activities includes:

•

Purchases, sales and maturities of marketable securities. We had cash outflows of $252.4 million for the purchase of marketable securities in 2009 as compared to $16.9 million in 2008. Marketable securities purchased in 2009 consist primarily of SIV securities acquired from SEI-sponsored money market funds (See “Money Market Fund Support” earlier in this discussion).

•

The capitalization of costs incurred in developing computer software. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality of the platform. We capitalized $24.6 million of software development costs in 2009 as compared to $25.9 million in 2008. Amounts capitalized in 2009 and 2008 include costs for significant enhancements and upgrades to the platform.

•

Capital expenditures. Our capital expenditures in 2009 and 2008 primarily include new computer-related equipment associated with our investment processing platforms. A new expansion project at our corporate headquarters initiated during the second quarter 2008 has been suspended.

Net cash used in financing activities includes:

•

Borrowings on long-term debt. We borrowed $254.0 million in 2009 through our credit facility to finance our purchases of SIV securities from SEI-sponsored money market funds. There were no borrowings related to our credit facility in 2008.

•

Principal payments of our debt. Principal payments in 2009 and 2008 are comprised solely of payments made by LSV Employee Group for amounts included in our debt. LSV Employee Group made principal payments of $6.8 million in 2009 and $10.6 million in 2008.

•	Dividend payments. Cash dividends paid were $30.6 million or $.16 per share in 2009 and $28.9 million or $.15 per share in 2008.

•

The repurchase of our common stock. Our Board of Directors has authorized the repurchase of up to $1.5 billion worth of our common stock. Through July 31, 2009, we repurchased approximately 255.8 million shares of our common stock at a cost of $1.4 billion and had $69.0 million of authorization remaining for the purchase of our common stock under this program. We spent approximately $13.6 million during the first six months of 2009 and $96.4 million during the first six months of 2008 for the repurchase of our common stock. Currently, there is no expiration date for our common stock repurchase program.

We believe our operating cash flow and existing cash and cash equivalents should provide adequate funds for ongoing operations; our obligation with respect to the Capital Support Agreement, continued investment in new products and equipment; our common stock repurchase program; and future dividend payments.

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

Additionally, LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. One of these swap agreements terminated on March 31, 2009. The remaining swap agreement has a notional value of $26.2 million. Payments are made every 90 days and the termination date of the swap agreement is January 2011. The net effect from the interest rate swaps on the Company’s earnings during the three and six month periods ended June 30, 2009 was minimal.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in ensuring that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On September 30, 2004, SIDCO was named as a defendant in a putative consolidated amended class action complaint (the “PBHG Complaint”) filed in the United States District Court for the District of Maryland titled “Stephen Carey v. Pilgrim Baxter & Associates, LTD, et. al.” The PBHG Complaint was purportedly made on behalf of all persons that purchased or held PBHG mutual funds during the period from November 1, 1998 to November 13, 2003 and related generally to various market timing practices allegedly permitted by the PBHG Funds. The suit named as defendants some 36 persons and entities, including various persons and entities affiliated with Pilgrim Baxter & Associates, Ltd., various PBHG Funds, various alleged market timers, various alleged facilitating brokers, various clearing brokers, various banks that allegedly financed the market timing activities, various distributors/underwriters and others. The PBHG Complaint alleged that SIDCO was the named distributor/underwriter from November 1998 until July 2001 for various PBHG funds in which market timing allegedly occurred during that period. The PBHG Complaint generally alleged that the prospectus for certain PBHG funds made misstatements and omissions concerning market timing practices in PBHG funds. The PBHG Complaint alleged that SIDCO violated Sections 11 and 12(a)(2) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Sections 34(b) and 36(a) of the Investment Company Act of 1940, and that SIDCO breached its fiduciary duties, engaged in constructive fraud and aided and abetted the breach by others of their fiduciary duties. The PBHG Complaint did not name SIDCO or any of its affiliates as a market timer, facilitating or clearing broker or financier of market timers. The PBHG Complaint sought unspecified compensatory and punitive damages, disgorgement and restitution. On May 12, 2009, all claims against SIDCO related to the PBHG Complaint were dismissed with prejudice.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Our Board of Directors has authorized the repurchase of up to $1.5 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended June 30, 2009 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – 30, 2009	6,000	13.80	6,000	$76,553,000
May 1 – 31, 2009	95,000	14.94	95,000	75,134,000
June 1 – 30, 2009	352,000	17.57	352,000	68,955,000

Total	453,000	16.97	453,000

Item 4.	Submission of Matters to a Vote of Security Holders

On May 21, 2009, we held our annual meeting of shareholders (the “2009 Annual Meeting”) at our corporate headquarters in Oaks, Pennsylvania. At our 2009 Annual Meeting, the shareholders voted on the matters listed below.

1. The election of two directors with a term expiring at our 2012 Annual Meeting of Shareholders:

Name of Director	Number of Votes For	Number of Votes Withheld
Richard B. Lieb	106,820,144	56,589,686
Carmen V. Romeo	106,076,810	57,333,021

The terms of office of each of the following directors continued after the meeting:

Sarah W. Blumenstein

William M. Doran

Kathryn M. McCarthy

Henry H. Porter, Jr.

Alfred P. West, Jr.

2. Ratification of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm to examine SEI’s consolidated financial statements for 2009:

Number of Votes For	Number of Votes Against	Number of Votes Withheld
161,060,227	2,028,186	321,418

Item 6.	Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date: August 5, 2009	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer