Form 10-Q
period 2009-09-30
SEI INVESTMENTS CO
filed 2009-11-03
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2009 was 190,474,030.

(Cover page 1 of 1)

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	September 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$507,485	$416,643
Restricted cash	20,000	14,000
Receivables from regulated investment companies	28,022	28,364
Receivables, net of allowance for doubtful accounts of $3,348 and $2,656 (Note 4)	193,330	179,845
Deferred income taxes	1,889	84,830
Other current assets	19,029	15,989

Total Current Assets	769,755	739,671

Property and Equipment, net of accumulated depreciation and amortization of $152,689 and $142,240 (Note 4)	141,103	148,124

Capitalized Software, net of accumulated amortization of $75,070 and $52,113	282,700	270,606

Investments Available for Sale (Note 6)	74,926	75,380

Trading Securities (Notes 5 and 6)	135,971	11,313

Goodwill (Notes 2 and 3)	22,842	22,842

Intangible Assets, net of accumulated amortization of $29,266 and $23,523 (Notes 2 and 3)	46,775	52,518

Other Assets	18,952	21,261

Total Assets	$1,493,024	$1,341,715

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	September 30, 2009	December 31, 2008
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$6,400	$7,200
Accounts payable	11,819	12,308
Payable to regulated investment companies	—	97
Accrued liabilities (Note 4)	110,552	134,776
Capital Support Agreements (Notes 5 and 7)	—	173,983
Deferred revenue	568	1,530

Total Current Liabilities	129,339	329,894

Long-term Debt	269,792	24,332

Deferred Income Taxes	90,744	104,548

Other Long-term Liabilities (Note 11)	4,937	4,067

Commitments and Contingencies (Note 12)
Equity:
SEI Investments Company shareholders’ equity:
Common stock, $.01 par value, 750,000 shares authorized; 190,534 and 191,195 shares issued and outstanding	1,905	1,912
Capital in excess of par value	508,213	485,721
Retained earnings	375,125	289,682
Accumulated other comprehensive income (loss), net	1,170	(8,163)

Total SEI Investments Company shareholders’ equity	886,413	769,152

Noncontrolling interest	111,799	109,722

Total Equity	998,212	878,874

Total Liabilities and Equity	$1,493,024	$1,341,715

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
Revenues:
Asset management, administration and distribution fees	$206,235	$243,162
Information processing and software servicing fees	56,241	56,577
Transaction-based and trade execution fees	13,457	16,347

Total revenues	275,933	316,086

Expenses:
Commissions and fees	36,419	42,336
Compensation, benefits and other personnel	73,622	80,932
Consulting, outsourcing and professional fees	20,173	26,213
Data processing and computer related	11,235	11,325
Facilities, supplies and other costs	18,817	18,656
Depreciation and amortization	20,364	11,675

Total expenses	180,630	191,137

Income from operations	95,303	124,949

Net gain (loss) from investments	15,616	(42,047)
Interest and dividend income	1,897	3,384
Interest expense	(1,034)	(903)

Net income before income taxes	111,782	85,383
Income taxes	31,109	19,995

Net income	80,673	65,388

Less: Net income attributable to the noncontrolling interest	(27,946)	(30,893)

Net income attributable to SEI Investments Company	$52,727	$34,495

Basic earnings per common share	$.28	$.18

Diluted earnings per common share	$.27	$.18

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30,
	2009	2008
Revenues:
Asset management, administration and distribution fees	$558,808	$764,152
Information processing and software servicing fees	173,152	173,804
Transaction-based and trade execution fees	44,593	41,561

Total revenues	776,553	979,517

Expenses:
Commissions and fees	110,111	130,676
Compensation, benefits and other personnel	217,521	248,353
Consulting, outsourcing and professional fees	60,034	79,581
Data processing and computer related	33,927	33,102
Facilities, supplies and other costs	50,453	54,458
Depreciation and amortization	45,688	34,693

Total expenses	517,734	580,863

Income from operations	258,819	398,654

Net loss from investments	(1,367)	(93,387)
Interest and dividend income	5,545	10,745
Interest expense	(2,884)	(2,678)

Net income before income taxes	260,113	313,334
Income taxes	64,250	76,742

Net income	195,863	236,592

Less: Net income attributable to the noncontrolling interest	(67,365)	(106,987)

Net income attributable to SEI Investments Company	$128,498	$129,605

Basic earnings per common share	$.67	$.67

Diluted earnings per common share	$.67	$.66

Dividends declared per common share	$.08	$.08

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

		Three Months Ended September 30,
		2009		2008
Net income		$80,673		$65,388
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments		4,126		(7,641)
Unrealized holding gain (loss) on investments:
Unrealized holding gains (losses) during the period, net of income tax (expense) benefit of $(825) and $755	1,670		(1,263)
Less: reclassification adjustment for (gains) losses realized in net income, net of income tax (expense) benefit of $(6) and $469	(9)	1,661	783	(480)

Total other comprehensive gain (loss), net of tax		5,787		(8,121)
Comprehensive income		$86,460		$57,267
Comprehensive income attributable to the noncontrolling interest		(29,119)		(28,809)

Comprehensive income attributable to SEI Investments Company		$57,341		$28,458

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

		Nine Months Ended September 30,
		2009		2008
Net income		$195,863		$236,592
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments		7,859		(10,625)
Unrealized holding gain (loss) on investments:
Unrealized holding gains (losses) during the period, net of income tax (expense) benefit of $(1,231) and $1,343	2,615		(2,271)
Less: reclassification adjustment for losses (gains) realized in net income, net of income tax benefit of $305 and $74	519	3,134	112	(2,159)

Total other comprehensive gain (loss), net of tax		10,993		(12,784)

Comprehensive income		$206,856		$223,808
Comprehensive income attributable to the noncontrolling interest		(69,026)		(103,000)

Comprehensive income attributable to SEI Investments Company		$137,830		$120,808

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$195,863	$236,592
Adjustments to reconcile net income to net cash provided by operating activities	39,857	(26,312)

Net cash provided by operating activities	235,720	210,280

Cash flows from investing activities:
Additions to restricted cash	(6,000)	(24,000)
Additions to property and equipment	(8,965)	(23,726)
Additions to capitalized software	(35,051)	(39,470)
Purchase of marketable securities	(318,392)	(55,207)
Sale of marketable securities	69	29,629
Maturities of marketable securities	22,981	17,000

Net cash used in investing activities	(345,358)	(95,774)

Cash flows from financing activities:
Payments on long-term debt	(9,340)	(15,148)
Proceeds from borrowings on long-term debt	254,000	—
Purchase and retirement of common stock	(30,138)	(111,169)
Proceeds from issuance of common stock	14,274	20,341
Tax benefit on stock options exercised	2,282	5,285
Payment of dividends	(30,598)	(28,946)

Net cash provided by (used in) financing activities	200,480	(129,637)

Net increase (decrease) in cash and cash equivalents	90,842	(15,131)
Cash and cash equivalents, beginning of period	416,643	360,921

Cash and cash equivalents, end of period	$507,485	$345,790

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Except as disclosed herein, there have been no significant changes in significant accounting policies during the nine months ended September 30, 2009 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position of the Company as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine month periods ended September 30, 2009 and 2008. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In January 2009, the Company adopted new accounting guidance which established accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This new guidance also required the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income.

Variable Interest Entities

The Company has or had involvement with various variable interest entities (VIE or VIEs). These VIEs consist of LSV Employee Group, an SEI-sponsored money market fund, and other investment products in the form of Cayman Island investment companies (Cayman companies), Irish-domiciled funds which do not qualify as Undertakings for Collective Investment in Transferable Securities (non-UCITS), Canadian unit trusts and collective investment trusts.

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

In 2007, the Company entered into Capital Support Agreements with three of its money market funds to protect the money market fund shareholders from absorbing the credit losses associated with senior notes issued by structured investment vehicles (SIV or SIVs). At the time the Company provided the Capital Support Agreements, the funds became VIEs; however, management concluded the Company was not the primary beneficiary. Subsequently, the Company purchased the SIV securities from the money market funds and the Capital Support Agreements with these funds were cancelled. Due to the termination of the Capital Support Agreements, these funds are no longer considered VIEs (See Note 7).

Other variable interest entities are in the form of Cayman companies, Irish-domiciled non-UCITS, Canadian unit trusts and collective investment trusts established for the purpose of offering alternative investment products to clients. Clients of the Company are the equity holders in all of these VIEs. The Company governs all decision making authority of the Cayman companies, Irish domiciled non-UCITS, Canadian unit trusts and the collective investment trusts. The Company either receives a fee directly from the entity or from the client for its services. The Company has no equity investment in the entities. Management has concluded that the Company does not have a significant variable interest in these entities and, therefore, is not the primary beneficiary.

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs to require an enterprise to perform an ongoing analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of VIE that most significantly impact the entity’s economic performance. This amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Before this amendment, prior accounting guidance required reconsideration of whether an enterprise is the primary beneficiary of a VIE only when specific events occurred. This amendment also adds an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. This amendment is effective for the Company beginning in the first quarter 2010. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2009 and December 31, 2008 includes $375,362 and $282,155, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. Cash includes $42,704 and $60,515 at September 30, 2009 and December 31, 2008, respectively, from LSV.

Restricted Cash

Restricted cash at September 30, 2009 and December 31, 2008 includes $17,000 and $14,000, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers and $3,000 segregated for regulatory purposes related to trade-execution services conducted by our subsidiary located in the United Kingdom.

Capitalized Software

The Company capitalized $35,051 and $39,470 of software development costs during the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 12.1 years. Total amortization expense related to capitalized software was $22,957 and $12,704 during the nine months ended September 30, 2009 and 2008, respectively. Included in total amortization expense during the nine months ended September 30, 2009 is additional depreciation expense of $7,643 due to the shortening of the useful life of previously capitalized software development costs related to the Global Wealth Platform. This change was due to the expected abandonment of these components upon the next release of the platform scheduled for the fourth quarter 2009.

The Company placed the initial version of the Global Wealth Platform into service in July 2007 and has subsequently implemented enhancements and upgrades to the platform through a series of releases. The total amount of capitalized software development costs related to the platform placed into service and being amortized as of September 30, 2009 was $279,503, which includes $55,160 related to a release placed into service in January 2009. The Global Wealth Platform has an estimated useful life of 15 years and a weighted average remaining life of 12.4 years. Amortization expense related to the platform was $17,404 and $10,979 during the nine months ended September 30, 2009 and 2008, respectively.

Fair Value of Financial Instruments

In September 2006, the FASB issued authoritative guidance for fair value measurements which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. In February 2008, the FASB delayed the effective date for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of the guidance for financial assets and liabilities effective in January 2008, but elected a partial deferral under the provisions related to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis, including goodwill. The Company adopted the new guidance for non-financial assets and liabilities beginning in January 2009. The adoption of the new guidance for nonfinancial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 5 for information on related disclosures regarding fair value measurements.

On April 9, 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The Company adopted the additional guidance in the second quarter 2009. The adoption of the additional guidance did not have a material impact on the Company’s consolidated financial statements.

Earnings per Share

The calculations of basic and diluted earnings per share for the three months ended September 30, 2009 and 2008 are:

	For the Three Month Period Ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$52,727	190,850	$.28

Dilutive effect of stock options	—	1,475

Diluted earnings per common share	$52,727	192,325	$.27

	For the Three Month Period Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$34,495	191,554	$.18

Dilutive effect of stock options	—	3,142

Diluted earnings per common share	$34,495	194,696	$.18

Employee stock options to purchase 18,684,000 and 9,226,000 shares of common stock, with an average exercise price of $22.40 and $27.57, were outstanding during the three month periods ended September 30, 2009 and 2008, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

The calculations of basic and diluted earnings per share for the nine months ended September 30, 2009 and 2008 are:

	For the Nine Month Period Ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$128,498	190,986	$.67

Dilutive effect of stock options	—	919

Diluted earnings per common share	$128,498	191,905	$.67

	For the Nine Month Period Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$129,605	192,457	$.67

Dilutive effect of stock options	—	3,843

Diluted earnings per common share	$129,605	196,300	$.66

Employee stock options to purchase 19,912,000 and 9,226,000 shares of common stock, with an average exercise price of $21.72 and $27.57, were outstanding during the nine month periods ended September 30, 2009 and 2008, respectively, but not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive.

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, consists of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Total accumulated comprehensive loss at December 31, 2008	$(9,787)	$(1,524)	$(11,311)
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2008	3,148	—	3,148

Total accumulated comprehensive loss attributable to SEI Investments Company at December 31, 2008	$(6,639)	$(1,524)	$(8,163)

Total comprehensive income for the nine months ended September 30, 2009	$7,859	$3,134	$10,993
Less: Total comprehensive income attributable to noncontrolling interest for the nine months ended September 30, 2009	(1,660)	—	(1,660)

Total comprehensive income attributable to SEI Investments Company for the nine months ended September 30, 2009	$6,199	$3,134	$9,333

Total accumulated comprehensive income (loss) at September 30, 2009	$(1,928)	$1,610	$(318)
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at September 30, 2009	1,488	—	1,488

Total accumulated comprehensive income (loss) attributable to SEI Investments Company at September 30, 2009	$(440)	$1,610	$1,170

Noncontrolling Interest

Noncontrolling interest on the accompanying Consolidated Balance Sheet as of December 31, 2008 includes a cumulative reclass adjustment of $3,148 as a result of the Company’s adoption of new guidance related to accounting and reporting standards for ownership interests in subsidiaries. This reclass adjustment relates to foreign currency translation adjustments.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2009	2008
Net income	$195,863	$236,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,688	34,693
Payments to partners of LSV	(66,563)	(108,139)
Stock-based compensation	10,209	12,956
Provision for losses on receivables	691	(76)
Deferred income tax expense	67,601	(25,460)
Change in other long-term liabilities	870	126
Realized loss on investments	175,350	6,086
Currency translation adjustments	6,199	(10,625)
Other	991	(4,799)
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	342	3,151
Receivables	(12,127)	16,825
Other current assets	(3,040)	(706)
Increase (decrease) in
Accounts payable	(489)	3,357
Capital Support Agreements	(173,983)	87,301
Payable to regulated investment companies	(97)	161
Accrued liabilities	(10,823)	(40,732)
Deferred revenue	(962)	(431)

Total adjustments	39,857	(26,312)
Net cash provided by operating activities	$235,720	$210,280

Supplemental disclosures of cash paid during the nine months ended September 30 are as follows:

	2009	2008
Interest paid	$3,609	$2,844
Income taxes paid	7,701	101,306

New Accounting Pronouncements

In April 2009, the FASB amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary. The amended guidance contains additional disclosure requirements related to debt and equity securities. The Company adopted the amended guidance in the second quarter 2009. The adoption of the amended guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued accounting guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the new guidance in the second quarter 2009. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the transfers of financial assets. This amendment improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. This amendment is effective for the Company beginning in the first quarter 2010. The Company does not believe it will have a significant impact upon adoption.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification). The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification did not change GAAP and did not have any impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Subsequent Events

The Company has performed an evaluation of subsequent events through November 3, 2009, which is the date the financial statements were issued.

Note 2. LSV and LSV Employee Group

The Company has an investment in the general partnership LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a number of SEI-sponsored mutual funds. The Company’s total partnership interest in LSV was approximately 43 percent through March 31, 2009 and approximately 42 percent for the six month period ended September 30, 2009 (See Issuance of Partnership Interest below). LSV Employee Group is owned by several current employees of LSV and was formed for the sole purpose of owning a partnership interest in LSV. The Company does not own any interest in LSV Employee Group.

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

As a result of this transaction, LSV Employee Group meets the definition of a variable interest entity and the Company is the primary beneficiary. The Company therefore consolidates the assets, liabilities and operations of LSV and LSV Employee Group in its Consolidated Financial Statements. The Company’s direct ownership in LSV at the time of this transaction in January 2006 was unchanged, or approximately 43 percent. The amount of ownership of the other existing partners of LSV was approximately 57 percent and included in Noncontrolling interest.

The Company determined that $72,220 of the $92,000 purchase price related to identifiable intangible assets and the remaining $19,780 was goodwill. The identifiable intangible assets have an estimated life of ten years and are amortized on a straight-line basis. The Company recognized $5,416 in amortization expense during the nine months ended September 30, 2009 and 2008, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statement of Operations. Amortization expense recognized in the Consolidated Statement of Operations associated with the assets of LSV Employee Group was eliminated through Noncontrolling interest and had no impact on net income attributable to the Company.

	September 30, 2009	December 31, 2008
Intangible asset, at cost	$72,220	$72,220
Accumulated amortization	(27,082)	(21,666)

Net book value	$45,138	$50,554

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

In April 2009, the Contributing Partners agreed to provide certain employees an interest in LSV from the Contributing Partners, thereby reducing the Company’s interest in LSV to approximately 42 percent. The Company’s direct interest in LSV and its indirect interest in LSV through LSV Employee Group was reduced to less than 50 percent. The Company evaluated the effect of this transaction and determined that the reduction of the Company’s interest of less than one percent in LSV was not a significant economic event that had any effect on the control of the operations or affairs of LSV. The Company’s controlling interest in LSV was unchanged. The Company continued to consolidate the assets, liabilities and operations of LSV and LSV Employee Group.

LSV Employee Group Term Loan

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from Bank of America, N.A. (formerly LaSalle Bank National Association) and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan was $82,800. The principal amount and interest of the term loan are paid in quarterly installments. The total outstanding principal balance of the term loan must be paid in full by January 2011. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. As of September 30, 2009, the remaining unpaid principal balance of the term loan was $22,192, of which $6,400 is classified as current and included in Current portion of long-term debt and the remaining $15,792 is included in Long-term debt on the accompanying Consolidated Balance Sheets. LSV Employee Group made principal payments of $9,340 and $15,148 during the nine months ended September 30, 2009 and 2008, respectively. Interest expense for the nine months ended September 30, 2009 and 2008 on the Consolidated Statements of Operations includes $1,159 and $1,930, respectively, in interest costs associated with the borrowings of LSV Employee Group which was eliminated through Noncontrolling interest and had no impact on net income attributable to the Company.

LSV Employee Group made a principal payment of $1,641 in October 2009. The remaining unpaid principal balance of the term loan at October 30, 2009 was $20,551. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group.

The book value of LSV Employee Group’s long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available for bank loans with similar terms and maturities.

LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. One of these swap agreements terminated on March 31, 2009. The remaining swap agreement has a notional value of $25,040. Payments are made every 90 days and the termination date of the remaining swap agreement is January 2011. The net effect from the interest rate swaps on the Company’s earnings during the nine months ended September 30, 2009 and 2008 was minimal.

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

The Company identified an intangible asset related to customer contracts that met the contractual-legal criterion for recognition apart from goodwill. The fair value of the intangible asset was determined to be $3,821 with a definite life of eight and a half years. The identified intangible asset is amortized on a straight-line basis. The Company recognized $327 of amortization expense during the nine months ended September 30, 2009 and 2008, which is reflected in Depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

	September 30, 2009	December 31, 2008
Intangible asset, at cost	$3,821	$3,821
Accumulated amortization	(2,184)	(1,857)

Net book value	$1,637	$1,964

Note 4. Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2009	December 31, 2008
Trade receivables	$54,481	$49,656
Fees earned, not billed	137,253	130,341
Other receivables	4,944	2,504

	196,678	182,501
Less: Allowance for doubtful accounts	(3,348)	(2,656)

	$193,330	$179,845

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2009	December 31, 2008
Buildings	$131,363	$131,321
Equipment	62,717	63,952
Land	9,719	9,695
Purchased software	60,896	58,846
Furniture and fixtures	18,573	18,141
Leasehold improvements	5,645	5,288
Construction in progress	4,879	3,121

	293,792	290,364
Less: Accumulated depreciation and amortization	(152,689)	(142,240)

Property and Equipment, net	$141,103	$148,124

The Company recognized $5,322 and $5,447 in depreciation and amortization expense related to property and equipment for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized $16,195 and $16,100, respectively, in depreciation and amortization expense related to property and equipment.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2009	December 31, 2008
Accrued employee compensation	$35,936	$35,425
Accrued employee benefits and other personnel	8,404	8,012
Accrued consulting, outsourcing and professional fees	14,981	15,055
Accrued distribution fees	2,150	14,228
Accrued brokerage fees	16,224	14,001
Accrued subadvisory & investment officer fees	8,872	8,711
Accrued other commissions and fees	7,055	6,826
Accrued dividend payable	—	15,297
Other accrued liabilities	16,930	17,221

Total accrued liabilities	$110,552	$134,776

Note 5. Fair Value Measurements

The accounting standard for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy describes three levels of inputs that may be used by the Company to measure fair value:

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company’s Level 3 financial assets include SIV securities (See Notes 6 and 7). The Company measures these securities at fair value and recognizes unrealized gains and losses from the change in fair value of these securities in current earnings. The Company’s Level 3 financial liabilities at December 31, 2008 included Capital Support Agreements which were considered derivative financial instruments (See Note 7).

The fair value of an asset or liability may include inputs from more than one level in the fair value hierarchy. The lowest level of significant inputs used to value the asset or liability determines which level the asset or liability is classified in its entirety.

Valuation of SIV Securities

Recent liquidity issues surrounding collateralized debt obligations and asset-backed securities has greatly affected the fair value of SIV securities. The Company receives prices for the SIV securities it owns from an independent third party firm. Given the lack of any reliable market data on the SIV securities, the third party firm maintains a valuation model that employs a net asset approach that considers the value of the underlying collateral of the SIV securities to determine the fair value of the SIV securities. The underlying collateral is comprised of asset-backed securities and collateralized debt obligations that are specifically identified by its CUSIP or ISIN number. Price quotes are primarily obtained from two pricing vendors that are independent entities of the firm that maintains the valuation model for the SIV securities. Other pricing vendors may be used in limited situations when a security quote cannot be obtained from either of the two primary pricing vendors. The average of the two quotes received is used to value each security. Additionally, the securities are aggregated by type or sector (i.e. home equity line of credit, sub-prime 1st liens, residential mortgage-backed securities, etc.) and the weighted average quote of all securities within a sector held by the SIV is compared with the range of quotes received for similar securities within the same sector from the trading desk of an affiliate of the third party firm that maintains the SIV valuation model. The weighted average quote of all securities within a sector held by the SIV must be within the range of quotes received from the trading desk within that same sector. If the weighted average quote for all securities within a sector held by the SIV is outside that range, the average quote received from the pricing vendors may be adjusted. In any event, the value assigned to each security held by the SIV will be the lower of (i) the average of the quotes received from the pricing vendors or (ii) the lowest quote received from the trading desk for a similar security.

A portion of the securities that comprise the underlying collateral of the SIV securities are not priced by the pricing vendors. These securities that lack price quotes are adjusted by the weighted average percentage movement of securities held as collateral within the same sector classification. For example, a residential mortgage-backed security that has not received a quote for an extended period of time will be adjusted by the weighted average percentage movement of all quoted residential mortgage-backed securities held as collateral by the SIV security. Also, as previously stated, the weighted average price of all securities within a sector is compared with the range of quotes received from the trading desk of an affiliate of the independent third party firm that maintains the valuation model. The weighted average quote of all securities within a sector must be within the range of quotes received from the trading desk within that same sector. If the average quote is not within the range, the quote may be adjusted. The average quote will only be adjusted downward to the lowest figure.

The pricing vendors used by the firm that maintains the valuation model utilize widely-accepted pricing models, which are evaluated by the pricing vendor, that vary by asset class and incorporate available trade, bid, and other market information. The market inputs that these pricing vendors seek for their evaluation of securities include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other available market data. Broker quotes may be binding or non-binding. For certain security types, additional inputs may be used. The pricing vendors may prioritize inputs differently from time to time for any security based on current market conditions. For each asset class, the pricing vendor has a team of evaluators that gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing models. For a structured security evaluation, including mortgage-backed securities, these evaluators would consider various characteristics including issuer, vintage, purpose of loan, collateral attributes, prepayment speeds and credit ratings in order to properly identify trades and quotes for similar securities which are gathered for use in the evaluation process. Evaluators follow multiple review processes throughout each month that assess the available market, credit and deal level information in support of the evaluation process. If it is determined that sufficient objectively verifiable information does not exist to support a security’s valuation, the pricing vendor will discontinue providing a quote on that security. As previously stated, securities that lack a quote from a pricing vendor are valued using the most recent quoted price and adjusting that price by the weighted average percentage change in the respective sector of all other similar securities that are held by the SIV.

In the event a market transaction does exist for a SIV security, management evaluates the publicly available information surrounding the transaction in order to assess if the price used represents the fair value according to the accounting guidance for fair value measurements. In management’s opinion, the price of certain SIV securities used in recent transactions were from distressed sales and did not represent the implied fair value of the SIV securities held by the Company.

The fair value of certain financial assets of the Company was determined using the following inputs at September 30, 2009:

	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$22,643	$22,643	$—	$—
Fixed income available-for-sale securities	52,283	—	52,283	—
Trading securities issued by SIVs	130,672	—	—	130,672
Other trading securities	5,299	5,299	—	—

	$210,897	$27,942	$52,283	$130,672

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs at December 31, 2008:

	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$17,747	$17,747	$—	$—
Fixed-income available-for-sale securities	57,633	—	57,633	—
Trading securities issued by SIVs	5,713	—	—	5,713
Other trading securities	5,600	3,903	—	1,697

	$86,693	$21,650	$57,633	$7,410

Liabilities
Capital Support Agreements	$173,983	$—	$—	$173,983

	$173,983	$—	$—	$173,983

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2009 to September 30, 2009:

	Trading Securities Issued by SIVs	Other Trading Securities	Capital Support Agreements
Balance, January 1, 2009	$5,713	$1,697	$(173,983)
Purchases, issuances and settlements, net	300,731	(1,536)	—
Total gains or losses (realized/unrealized):
Included in earnings	(175,772)	(161)	173,983
Included in other comprehensive income	—	—	—
Transfers in and out of Level 3	—	—	—

Balance September 30, 2009	$130,672	$—	$—

Losses from Trading securities issued by SIVs included in earnings of $175,772 is primarily due to the purchase of SIV securities from SEI-sponsored money market mutual funds during the nine months ended September 30, 2009. These losses to the Company’s earnings were partially offset by gains of $173,983 related to the termination of the Capital Support Agreements as a result of the Company’s purchases of remaining SIV securities from SEI-sponsored money market funds during 2009. The net loss from SIV securities and the Capital Support Agreements during the nine months ended September 30, 2009 of $1,789 is recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations (See Notes 6 and 7).

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to September 30, 2008:

	Trading Securities Issued by SIVs	Capital Support Agreements
Balance, January 1, 2008	$—	$(25,122)
Purchases, issuances and settlements	15,321	—
Total gains or losses (realized/unrealized):
Included in earnings	(6,588)	(87,301)
Included in other comprehensive income	—	—
Transfers in and out of Level 3	—	—

Balance, September 30, 2008	$8,733	$(112,423)

The $6,588 recognized in earnings relates to the unrealized losses of Trading securities issued by SIVs during the nine months ended September 30, 2008. Further losses of $87,301 relates to the change in fair value of the Capital Support Agreements during 2008. The total losses from SIV securities and Capital Support Agreements during the nine months ended September 30, 2008 of $93,889 are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations (See Note 7).

Note 6. Marketable Securities and Derivative Instruments

Investments Available for Sale

Investments available for sale of the Company’s non-broker-dealer subsidiaries consist of:

	As of September 30, 2009
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$18,696	$475	$(104)	$19,067
Other mutual funds	3,784	—	(208)	3,576
Debt securities	50,233	2,050	—	52,283

	$72,713	$2,525	$(312)	$74,926

	As of December 31, 2008
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$18,739	$—	$(3,759)	$14,980
Other mutual funds	3,336	—	(569)	2,767
Debt securities	55,762	1,871	—	57,633

	$77,837	$1,871	$(4,328)	$75,380

Net unrealized holding gains at September 30, 2009 were $1,610 (net of income tax expense of $603). Net unrealized holding losses at December 31, 2008 were $1,524 (net of income tax benefit of $933). These net unrealized losses are reported as a separate component of Accumulated other comprehensive income (loss) on the accompanying Consolidated Balance Sheets.

During the three and nine months ended September 30, 2009, gross realized gains from available-for-sale securities were minimal. During the three and nine months ended September 30, 2008, the Company recognized gross realized gains from available-for-sale securities of $701 and $1,775, respectively. These gains are included in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations. There were no realized losses recognized during the nine months ended September 30, 2009 and 2008.

The Company has investments in two SEI-sponsored mutual funds which primarily invest in fixed-income securities, including debt securities issued by municipalities and mortgage-backed securities. The market value of these investments has steadily decreased since the initial purchase in 2007. In August 2008, management concluded that the earnings potential and near term prospects of some of the issuers of the underlying securities held in the funds were uncertain and that it was unlikely the investments would fully recover from a loss position in the foreseeable future. Due to these factors, the Company wrote-down the cost basis for these investments to their current market value in August 2008. Subsequently, the market value of these securities declined further and both securities were in an unrealized loss position. In June 2009, management determined it was unlikely that one of these securities would recover to its cost basis in the foreseeable future. Therefore, the Company recognized an Other-than-temporary impairment charge of $901 during the three months ended June 30, 2009 for that security. The Other-than-temporary impairment charge is included in Net gain (loss) from investments on the accompanying Consolidated Statement of Operations.

The Company has investments included in Other mutual funds that have been in an unrealized loss position for a period of one year. These mutual funds primarily invest in a diversified mix of equity and fixed-income securities. The cost basis of these investments was $3,736 with a fair value of $3,528 and a gross unrealized loss of $208. Management did not record an other-than-temporary impairment charge at September 30, 2009 due to its assessment regarding the correlation of the decline in market value of these investments to the volatility in the capital markets and the Company’s ability and intent to hold onto these securities for a sufficient duration to allow for a recovery.

On March 31, 2008, the Company’s derivative equity contracts held for the purpose of hedging market risk of certain available for sale securities reached their contractual maturity date. These derivatives were held for the purpose of hedging such risk and not for speculation. The Company no longer owns any derivative financial instruments to hedge market risk of available-for-sale securities. Net loss from investments on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2008 includes net gains of $676 from changes in the fair value of derivative instruments.

The Company’s debt securities are issued by the Government National Mortgage Association and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SEI Private Trust Company (SPTC) and have maturity dates which range from 2020 to 2038.

Trading Securities

Trading securities of the Company consist of:

	As of September 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SIV securities	$315,765	$—	$(185,093)	$130,672
LSV-sponsored mutual funds	4,000	1,299	—	5,299

	$319,765	$1,299	$(185,093)	$135,971

	As of December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SIV securities	$15,034	$—	$(9,321)	$5,713
LSV-sponsored mutual funds	4,000	—	(97)	3,903
Other securities	1,971	—	(274)	1,697

	$21,005	$—	$(9,692)	$11,313

The Company records all of its trading securities on the accompanying Consolidated Balance Sheet at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

During the nine months ended September 30, 2009, the Company recognized unrealized losses from trading securities of $174,538, of which $175,772 was due to the purchase of SIV securities from SEI-sponsored money market mutual funds. However, the impact to earnings from these losses was offset by gains of $173,983 recognized from the reduction in the Company’s obligation regarding the Capital Support Agreements. The net charge from SIV securities and Capital Support Agreements to the Company’s earnings was $1,789 during the nine months ended September 30, 2009. Cumulative charges for SIV securities and Capital Support Agreements were $185,093 (See Note 7).

The Company has an investment related to the startup of a mutual fund sponsored by LSV. This fund is a U.S. dollar denominated fund that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the fund are translated into U.S. dollars within the fund. The Company has purchased equity and currency futures contracts as part of an economic hedging strategy to minimize its exposure to price and currency risk inherent with this investment. The equity futures contracts had a notional value of $5,219 and are expected to hedge the price risk associated with movements of certain Canadian, Australian and global indices. The Company also purchased currency futures contracts with a notional value of $3,256 that are expected to hedge the currency risk associated with movements of the U.S. dollar against the Canadian and Australian dollars since the underlying securities of the fund are predominately denominated in those currencies. The fair value of the futures contracts are netted against the fair value of the investment in the LSV-sponsored fund. The Company recognized unrealized gains of $3,169 from the LSV-sponsored mutual fund and unrealized losses of $1,773 from the equity and currency futures contracts for a net gain of $1,396 during the nine months ended September 30, 2009.

Note 7. Capital Support Agreements

In 2007, the Company entered into Capital Support Agreements with the SEI Daily Income Trust Prime Obligation Fund (the SDIT PO Fund), the SEI Daily Income Trust Money Market Fund (the SDIT MM Fund), and the SEI Liquid Asset Trust Prime Obligation Fund (SLAT PO Fund) (each a Fund or, together, the Funds). The Company is the advisor to the Funds. The sub-advisor to the Funds is Columbia Management, which is the primary investment management division of Bank of America Corporation. Among other money market instruments, the Funds held senior notes issued by SIVs. Some of the SIVs ceased making payments on their outstanding notes on the scheduled maturity dates. The Company entered into the Capital Support Agreements to provide the necessary credit support related to the SIV securities in default held by the Funds.

In late 2008, the Company made its first purchase of a SIV security from the SDIT MM Fund in an effort to eliminate its obligation under the Capital Support Agreements, as amended. During 2009, the Company purchased all of the remaining SIV securities held by the SLAT PO Fund and SDIT PO Fund. In order to finance the purchases of the SIV securities, the Company borrowed an aggregate $254,000 through the Credit Facility (See Note 8). As a result of these purchases, the Company’s obligations to the Funds were eliminated and the Capital Support Agreements were cancelled. The letters of credit posted to collateralize the Company’s obligation under the Capital Support Agreements were also cancelled.

The purchase prices paid to the Funds were equal to the amortized cost of the SIV securities on the dates of purchase. The par value and market value of the SIV securities owned by the Company as of September 30, 2009 is as follows:

Cash purchase price of SIV securities	$328,421
Less: Principal paydowns received	(12,656)

Par value of SIV securities as of September 30, 2009	$315,765
Less: Cumulative charge for decline in fair value	(185,093)

Market value of SIV securities	$130,671

The Company’s total net gains (losses) related to the SIV securities and the Capital Support Agreements were $14,912 and $(1,789) in the three and nine months ended September 30, 2009, respectively. The Company recognized net losses of $40,793 and $93,889 from SIV securities and the Capital Support Agreements in the three and nine months periods ended September 30, 2008, respectively.

Note 8. Lines of Credit

The Company has a five-year $300,000 Credit Agreement (the Credit Facility) which expires in July 2012, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 0.75 percent per annum above the London Interbank Offer Rate (“LIBOR”). There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased to $400,000 under certain conditions set forth in the agreement. The

Credit Facility, as amended, contains various covenants, none of which negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels.

In 2009, the Company purchased SIV securities from the SEI-sponsored money market mutual funds (See Note 7). In order to finance the purchases of the SIV securities, the Company borrowed $254,000 from the Credit Facility. As a result of the purchases of the remaining SIV securities during 2009, the Amended Capital Support Agreements and the letters of credit posted to collateralize the Company’s obligations under the Amended Capital Support Agreements were terminated. The Company was in compliance with all covenants of the Credit Facility during 2009.

As of September 30, 2009, the Company’s ability to borrow from the Credit Facility is not limited by any covenant of the agreement. In management’s opinion, the leverage ratio is the most restrictive of all of the covenants contained in the Credit Facility. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). The amount of consolidated indebtedness according to the terms of the covenant includes the outstanding debt of LSV Employee Group. The Company must maintain at all times prior to and including September 30, 2009, a ratio of consolidated indebtedness of not more than 2.25 times the amount of EBITDA, at all times from October 1, 2009 through and including December 31, 2009, not more than 2.00 times EBITDA, and at all times thereafter, not more than 1.75 times EBITDA. As of September 30, 2009, the Company’s leverage ratio is 0.96 times EBITDA.

As of October 30, 2009, the amount of the Credit Facility that is unrestricted and available for other purposes as determined by the Company is $46,000.

The Company considers the book value of long-term debt related to the borrowings through the Credit Facility to be representative of its fair value.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the nine months ended September 30, 2009.

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

All outstanding stock options have performance-based vesting provisions that tie the vesting of stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50 percent when a specified diluted earning per share target is achieved, and the remaining 50 percent when a second, higher specified diluted earnings per share target is achieved. Stock options granted prior to 2006 fully vest after seven years from the date of grant. Beginning in 2006, the seven year vesting trigger was eliminated and, as a result, options do not vest due to the passage of time but solely as a result of achievement of the financial vesting targets. Earnings per share targets are calculated exclusive of stock-based compensation expense, net of tax. The diluted earnings per share targets are established at time of grant and are measured annually on December 31. The amount of stock-based compensation expense is based upon management’s estimate of when the earnings per share targets may be achieved. If management’s estimate of the attainment of the earnings per share targets proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect the Company’s net income and net income per share.

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three month periods ended September 30, 2009 and 2008, respectively, as follows:

	Three Months Ended September 30,
	2009	2008
Stock-based compensation expense	$3,418	$3,746
Less: Deferred tax benefit	(1,347)	(1,063)

Stock-based compensation expense, net of tax	$2,071	$2,683

Basic and diluted earnings per share	$.01	$.01

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the nine month periods ended September 30, 2009 and 2008, respectively, as follows:

	Nine Months Ended September 30,
	2009	2008
Stock-based compensation expense	$10,209	$12,956
Less: Deferred tax benefit	(3,648)	(3,765)

Stock-based compensation expense, net of tax	$6,561	$9,191

Basic and diluted earnings per share	$.03	$.05

Management expects that certain option grants, which do not vest due to the passage of time, will not attain their higher specified diluted earnings per share targets; therefore, the Company has discontinued the amortization of the unrecognized stock-based compensation cost associated with these grants. These option grants have an unrecognized compensation cost of $21,299.

As of September 30, 2009, there was approximately $41,827 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2009	$3,327
2010	12,269
2011	11,327
2012	6,823
2013	5,083
2014	1,499
2015	1,499

$41,827

During the nine months ended September 30, 2009, the Company revised its previous estimate made as of December 31, 2008 of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $5,325 in stock-based compensation expense in the nine months ended September 30, 2009.

During the nine months ended September 30, 2008, the Company revised its estimate of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $2,413 in stock-based compensation expense in the nine months ended September 30, 2008.

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $7,063 and $17,885, respectively. The total options outstanding as of September 30, 2009 and 2008 was 25,693,000 and 25,563,000, respectively.

Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,528,365. Through September 30, 2009, a total of 256,756,000 shares at an aggregate cost of $1,477,862 have been purchased and retired. The Company purchased 1,955,000 shares at a total cost of $32,033 during the nine months ended September 30, 2009.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Cash Dividend

On May 21, 2009, the Board of Directors declared a cash dividend of $.08 per share on the Company’s common stock, which was paid on June 23, 2009, to shareholders of record on June 18, 2009.

Cash dividends declared during the nine month periods ended September 30, 2009 and 2008 were $15,301 and $15,339, respectively.

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2009 and 2008. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended September 30, 2009 and 2008.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended September 30, 2009
Revenues	$88,561	$43,467	$47,458	$35,208	$1,079	$60,160	$275,933
Expenses (1)	79,549	28,001	27,369	23,047	3,171	38,928	200,065

Operating profit (loss)	$9,012	$15,466	$20,089	$12,161	$(2,092)	$21,232	$75,868
Profit margin	10%	36%	42%	35%	N/A	35%	27%

(1)	LSV includes $29,829 of noncontrolling interest of the other partners of LSV.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended September 30, 2008
Revenues	$99,882	$58,846	$52,757	$38,202	$1,811	$64,588	$316,086
Expenses (2)	79,545	30,775	30,525	26,566	4,023	40,754	212,188

Operating profit (loss)	$20,337	$28,071	$22,232	$11,636	$(2,212)	$23,834	$103,898
Profit margin	20%	48%	42%	30%	N/A	37%	33%

(2)	LSV includes $32,741 of noncontrolling interest of the other partners of LSV.

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the quarters ended September 30, 2009 and 2008 is as follows:

	2009	2008
Total operating profit from segments above	$75,868	$103,898
Corporate overhead expenses	(8,897)	(10,420)
Noncontrolling interest reflected in segments	30,168	33,291
LSV Employee Group (1)	(1,836)	(1,820)

Income from operations	$95,303	$124,949

(1)	For the three months ended September 30, 2009 and 2008, includes $1,805 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the three months ended September 30, 2009 and 2008 as required by the accounting standard pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2009	2008	2009	2008
Private Banks	$8,741	$16,175	$12,178	$6,806
Investment Advisors	2,742	5,832	3,640	1,618
Institutional Investors	365	2,009	581	409
Investment Managers	730	2,799	611	520
Investments in New Businesses	119	505	933	100
LSV	10	28	208	204

Total from business segments	$12,707	$27,348	$18,151	$9,657
LSV Employee Group	—	—	1,820	1,820
Corporate Overhead	108	919	393	198

	$12,815	$28,267	$20,364	$11,675

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the nine months ended September 30, 2009 and 2008.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Nine Month Period Ended September 30, 2009
Revenues	$272,154	$120,557	$129,001	$101,911	$3,502	$149,428	$776,553
Expenses (3)	229,108	81,049	74,803	68,159	8,789	97,083	558,991

Operating profit (loss)	$43,046	$39,508	$54,198	$33,752	$(5,287)	$52,345	$217,562
Profit margin	16%	33%	42%	33%	N/A	35%	28%

(3)	LSV includes $73,120 of noncontrolling interest of the other partners of LSV.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Nine Month Period Ended September 30, 2008
Revenues	$310,538	$181,213	$154,746	$112,002	$5,509	$215,509	$979,517
Expenses (4)	251,079	93,702	89,993	77,542	12,822	133,950	659,088

Operating profit (loss)	$59,459	$87,511	$64,753	$34,460	$(7,313)	$81,559	$320,429
Profit margin	19%	48%	42%	31%	N/A	38%	33%

(4)	LSV includes $112,051 of noncontrolling interest of the other partners of LSV.

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine month periods ended September 30, 2009 and 2008 is as follows:

	2009	2008
Total operating profit from segments above	$217,562	$320,429
Corporate overhead expenses	(27,235)	(30,876)
Noncontrolling interest reflected in segments	73,968	114,561
LSV Employee Group (2)	(5,476)	(5,460)

Income from operations	$258,819	$398,654

(2)	For the nine months ended September 30, 2009 and 2008, includes $5,416 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the nine months ended September 30, 2009 and 2008 as required by the accounting standard pertaining to our business segments:

	Capital Expenditures		Depreciation and Amortization
	2009	2008	2009	2008
Private Banks	$28,904	$38,563	$27,192	$19,893
Investment Advisors	9,924	13,577	7,186	4,880
Institutional Investors	1,679	3,806	1,455	1,282
Investment Managers	2,366	4,728	1,668	1,633
Investments in New Businesses	544	980	1,133	323
LSV	63	87	627	614

Total from business segments	$43,480	$61,741	$39,261	$28,625
LSV Employee Group	—	—	5,460	5,461
Corporate Overhead	536	1,455	967	607

	$44,016	$63,196	$45,688	$34,693

Note 11. Income Taxes

The gross liability for unrecognized tax benefits at September 30, 2009 and December 31, 2008 was $5,053 and $13,453, respectively, exclusive of interest and penalties, of which $4,292 and $13,071 would affect the effective tax rate if the Company were to recognize the tax benefit. The net tax benefit represents the gross liability for uncertain tax positions plus associated interest and penalties less the net federal tax benefit on any state uncertain tax positions. As a result of the resolution of federal and state income tax audits, the Company recognized a reduction of $7,525 of its tax liability for unrecognized tax benefits during the nine months ended September 30, 2009.

The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2009 and December 31, 2008, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $692 and $2,337, respectively.

	September 30, 2009	December 31, 2008
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$5,053	$13,453
Interest and penalties on unrecognized benefits	692	2,337

Total gross uncertain tax positions	$5,745	$15,790

Amount included in Current liabilities	$808	$11,723
Amount included in Other long-term liabilities	4,937	4,067

	$5,745	$15,790

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

The Company estimates it will recognize $562 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal, state and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

The Company estimates that future estimated tax payments in 2009 may be partially or fully offset by the recognition of losses related to the Amended Capital Support Agreements (See Note 7). The expected tax benefit from these losses amounts to $3,713 and is included in Other current assets on the accompanying Consolidated Balance Sheet.

Note 12. Commitments and Contingencies

In the normal course of business, the Company is party to various claims and legal proceedings. One of the Company’s principal subsidiaries, SIDCO, has been named as a defendant in certain putative class action complaints (the “Complaints”) related to leveraged exchange traded funds (“ETFs”) advised by ProShares Advisors, LLC. To date, the Complaints have been filed in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland. The first complaint was filed on August 5, 2009. The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; SIDCO, and various officers and trustees to ProShares Advisors, LLC and ProShares Trust. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed adequately to describe the nature and risks of the investments. The Complaints allege that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. The Complaints seek unspecified compensatory and punitive damages, disgorgement and restitution. As the outcome of this litigation is uncertain given its early phase, the Company has not made any provision relating to this legal proceeding.

The Company understands that it has been named in three lawsuits that were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the three actions purports to set forth claims on behalf of a class. All three actions name various defendants besides the Company, and, in all three actions, the plaintiffs purport to bring a cause of action against the Company under the Louisiana Securities Act. The putative class action also includes a claim against the Company for an alleged violation of the Louisiana Unfair Trade Practices Act. The underlying allegations in all three actions are purportedly related to the role of SPTC in providing data consolidation, securities processing, and other services to Stanford Trust Company. Two of the three actions have been removed to federal court. As the outcome of this litigation is uncertain given its early phase, the Company has not made any provision relating to this legal proceeding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at September 30, 2009 and 2008, the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and affluent families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of September 30, 2009, through our subsidiaries and partnerships in which we have a significant interest, we administer $383.3 billion in mutual fund and pooled assets, manage $156.1 billion in assets, and operate from numerous countries worldwide.

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

Financial Results

Revenues, Expenses and Income from Operations by business segment for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent Change	2009	2008	Percent Change
Revenues:
Private Banks	$88,561	$99,882	(11%)	$272,154	$310,538	(12%)
Investment Advisors	43,467	58,846	(26%)	120,557	181,213	(33%)
Institutional Investors	47,458	52,757	(10%)	129,001	154,746	(17%)
Investment Managers	35,208	38,202	(8%)	101,911	112,002	(9%)
Investments in New Businesses	1,079	1,811	(40%)	3,502	5,509	(36%)
LSV	60,160	64,588	(7%)	149,428	215,509	(31%)

Total revenues	$275,933	$316,086	(13%)	$776,553	$979,517	(21%)
Expenses:
Private Banks	79,549	79,545	—	229,108	251,079	(9%)
Investment Advisors	28,001	30,775	(9%)	81,049	93,702	(14%)
Institutional Investors	27,369	30,525	(10%)	74,803	89,993	(17%)
Investment Managers	23,047	26,566	(13%)	68,159	77,542	(12%)
Investments in New Businesses	3,171	4,023	(21%)	8,789	12,822	(31%)
LSV	38,928	40,754	(4%)	97,083	133,950	(28%)

Total expenses	$200,065	$212,188	(6%)	$558,991	$659,088	(15%)
Income from business segments:
Private Banks	9,012	20,337	(56%)	43,046	59,459	(28%)
Investment Advisors	15,466	28,071	(45%)	39,508	87,511	(55%)
Institutional Investors	20,089	22,232	(10%)	54,198	64,753	(16%)
Investment Managers	12,161	11,636	5%	33,752	34,460	(2%)
Investments in New Businesses	(2,092)	(2,212)	5%	(5,287)	(7,313)	28%
LSV	21,232	23,834	(11%)	52,345	81,559	(36%)

Total income from business segments	$75,868	$103,898	(27%)	$217,562	$320,429	(32%)
Corporate overhead	(8,897)	(10,420)	(15%)	(27,235)	(30,876)	(12%)
LSV Employee Group (1)	(1,836)	(1,820)	1%	(5,476)	(5,460)	—
Noncontrolling interest reflected in segments (2)	30,168	33,291	(9%)	73,968	114,561	(35%)

Income from operations	$95,303	$124,949	(24%)	$258,819	$398,654	(35%)

(1)	Primarily relates to amortization costs of identifiable intangible assets.

(2)	Includes $29,829 and $32,741 for the three months ended September 30, 2009 and 2008, respectively, and $73,120 and $112,051 for the nine months ended September 30, 2009 and 2008, respectively, of noncontrolling interest of the other partners of LSV.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances (In millions)	As of September 30,		Percent Change
	2009	2008
Private Banks:
Equity and fixed income programs	$12,479	$14,436	(14%)
Collective trust fund programs	1,098	1,028	7%
Liquidity funds	6,524	9,253	(29%)

Total assets under management	$20,101	$24,717	(19%)
Client proprietary assets under administration	10,941	12,301	(11%)

Total assets	$31,042	$37,018	(16%)
Investment Advisors:
Equity and fixed income programs	24,739	27,817	(11%)
Collective trust fund programs	2,521	2,471	2%
Liquidity funds	2,243	2,859	(22%)

Total assets under management	$29,503	$33,147	(11%)
Institutional Investors:
Equity and fixed income programs	43,672	39,775	10%
Collective trust fund programs	707	1,001	(29%)
Liquidity funds	4,624	3,930	18%

Total assets under management	$49,003	$44,706	10%
Investment Managers:
Equity and fixed income programs	4	10	(60%)
Collective trust fund programs	7,075	6,453	10%
Liquidity funds	528	699	(24%)

Total assets under management	$7,607	$7,162	6%
Client proprietary assets under administration	216,222	256,553	(16%)

Total assets	$223,829	$263,715	(15%)
Investments in New Businesses:
Equity and fixed income programs	473	704	(33%)
Liquidity funds	93	115	(19%)

Total assets under management	$566	$819	(31%)
LSV:
Equity and fixed income programs	$49,349	$51,296	(4%)
Consolidated:
Equity and fixed income programs	130,716	134,038	(2%)
Collective trust fund programs	11,401	10,953	4%
Liquidity funds	14,012	16,856	(17%)

Total assets under management	$156,129	$161,847	(4%)
Client proprietary assets under administration	227,163	268,854	(16%)

Total assets under management and administration	$383,292	$430,701	(11%)

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

Consolidated Summary

Consolidated revenues decreased $40.2 million, or 13 percent, to $275.9 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. For the nine month period ended September 30, 2009, revenues declined $203.0 million, or 21 percent, to $776.6 million compared to the prior year period. Net income attributable to SEI increased $18.2 million, or 53 percent, to $52.7 million for the three month period and decreased $1.1 million, or one percent, to $128.5 million for the nine month period. Diluted earnings per share for the three month period were $.27 per share as compared to $.18 per share a year ago, an increase of 50 percent. In the nine month period, diluted earnings per share increased to $.67 per share as compared to $.66 per share a year ago, an increase of two percent.

In our opinion, the following items had a significant impact on our financial results for the three and nine month periods ended September 30, 2009 and 2008:

•

Although our asset-based revenues continued to be negatively affected by the depressed capital markets compared to prior year levels, the improvement in the capital markets which took hold during the third quarter 2009 served to increase our assets under management when compared to the second quarter 2009. This improvement in our assets under management was the primary driver of increased asset-based revenues on a sequential, quarterly basis. Also, new client activity in our Institutional Investors and Investment Managers segments served to offset some of the year over year decline in revenues from market depreciation.

•

The sharp decline of the capital markets during the fourth quarter 2008 and first quarter 2009 had a significant negative impact on the revenue and profits of LSV. Revenues earned by LSV were $149.4 million in the nine months ended September 30, 2009 compared to $215.5 million in the prior year comparable period, a decrease of $66.1 million or 31 percent. Our proportionate share in the earnings of LSV in the nine month period of 2009 was $52.3 million compared to $81.6 million for the same period in 2008, a decrease of $29.2 million or 36 percent.

•

Our earnings during the third quarter 2009 include gains of $14.9 million associated with structured investment vehicles (SIV) securities we own. In the nine month period ended September 30, 2009, we incurred net losses of $1.8 million associated with SIV securities. Cumulative net losses from SIV securities as of September 30, 2009 totaled $185.1 million. In September 2009, we purchased the remaining SIV security from the SDIT Prime Obligation Fund. As a result, our obligation under the Capital Support Agreement was canceled. We have now purchased all SIV securities previously held in our money market funds and no longer have any Capital Support Agreements in place (See “Money Market Fund Support” later in this discussion).

•

We continued to invest in the Global Wealth Platform and its operational infrastructure. During the nine months ended September 30, 2009, we capitalized $35.1 million for significant enhancements and new functionality for the platform, as compared to $39.5 million in the comparable period of 2008. We will continue to incur significant development costs for these enhancements and upgrades. Our intention is to implement enhancements and upgrades into the platform through a series of releases.

•

We recognized an additional $7.6 million of depreciation expense primarily in the Private Banks and Investment Advisors segments during the third quarter 2009 due to a shortening in the useful life of previously capitalized software development costs for some components of the platform. This change was due to the expected abandonment of these components upon the next release of the platform in the fourth quarter 2009. We expect to incur an additional $7.6 million of depreciation expense in the fourth quarter 2009 due to this change in useful life.

•

Our operating expenses during the first nine months of 2009 decreased across all of our business segments. A portion of these declines were due to lower direct costs related to reduced revenues. In addition, a significant portion of these declines resulted from initiatives to reduce discretionary expenses. Included in these actions were the elimination of non-strategic activities, process improvements and a reduction in our global workforce, which was undertaken during the first quarter of 2009. We incurred one-time termination costs associated with the workforce reduction of approximately $6.3 million during the first quarter of 2009, which is included in Compensation, benefits and other personnel expense on the accompanying Consolidated Statements of Operations.

•	The prevailing economic conditions have extended our sales cycles and slowed the sales of new business.

•

Our effective tax rate for the nine months ended September 30, 2009 benefited from the realization of prior unrecognized tax benefits related to the conclusion of federal and state income tax audits during the first quarter of 2009. Our effective tax rate for the third quarter of 2009 was 37.0 percent. We expect our effective tax rate for the remaining quarter of 2009 to continue at or near this level.

•	We continued our stock repurchase program during 2009 and purchased approximately 1,955,000 shares at an average price of approximately $16 per share in the nine month period.

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

In late 2008, we made our first purchase of a SIV security from the SDIT MM Fund in an effort to eliminate our obligations under the Capital Support Agreements, as amended. During 2009, we purchased all of the remaining SIV securities held by the SLAT PO Fund and SDIT PO Fund. In order to finance the purchases of the SIV securities, we borrowed an aggregate $254.0 million through our credit facility (See Liquidity and Capital Resources section later in this discussion). As a result of these purchases, our obligations to the Funds were eliminated and the Capital Support Agreements were cancelled. The letters of credit posted to collateralize our obligation under the Capital Support Agreements were also cancelled.

The purchase prices paid to the Funds were equal to the amortized cost of the SIV securities on the dates of purchase. The par value and market value of the SIV securities we owned as of September 30, 2009 is as follows:

Cash purchase price of SIV securities	$328,421
Less: Principal paydowns received	(12,656)

Par value of SIV securities as of September 30, 2009	$315,765
Less: Cumulative charge for decline in fair value	(185,093)

Market value of SIV securities	$130,671

The Company’s total net gains (losses) related to the SIV securities and the Capital Support Agreements were $14.9 million and $(1.8) million in the three and nine months periods ended September 30, 2009, respectively. The Company recognized net losses of $40.8 million and $93.9 million from SIV securities and the Capital Support Agreements in the three and nine months periods ended September 30, 2008, respectively.

The market value of the underlying collateral of the SIV securities owned by us has the most significant impact on our exposure to future losses from SIV-related issues. The losses we recognize from the change in market value of the underlying collateral can fluctuate on a daily basis. Based on actual values as of September 30, 2009, the impact of a one percent movement in the value of SIV securities owned by us would be approximately $3.2 million to our earnings.

Stock-Based Compensation

All outstanding stock options have performance-based vesting provisions that tie the vesting of stock options to our financial performance. Our stock options vest at a rate of 50 percent when a specified diluted earning per share target is achieved, and the remaining 50 percent when a second, higher specified diluted earnings per share target is achieved. Stock options granted prior to 2006 fully vest after seven years from the date of grant. Beginning in 2006, the seven year vesting trigger was eliminated and, as a result, options do not vest due to the passage of time but solely as a result of achievement of the financial vesting targets. Earnings per share targets are calculated exclusive of stock-based compensation expense, net of tax. The diluted earnings per share targets are established at time of grant and are measured annually on December 31. The amount of stock-based compensation expense is based upon our estimates of when we believe the earnings per share targets may be achieved. If our estimate of the attainment of the earnings per share targets proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect our net income and net income per share. During the nine months ended September 30, 2009, we revised our estimate made as of December 31, 2008 of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $5.3 million in stock-based compensation expense in the nine months ended September 30, 2009.

During the nine months ended September 30, 2009 and 2008, we recognized approximately $10.2 million and $12.9 million, respectively, in stock-based compensation expense, a decrease of $2.7 million. This decrease consisted of the following components:

Change in Stock-Based Compensation Expense
Stock-based compensation cost recognized in 2009 for grants made in December 2008	$5,317
Change in management’s estimate of expected vesting of stock options for grants that were outstanding at September 30, 2009	(7,765)
Other items	(299)

$(2,747)

We expect that certain option grants, which do not vest due to the passage of time, will not attain their higher specified diluted earnings per share targets and; therefore, we discontinued the amortization of the unrecognized stock-based compensation cost associated with these grants. These option grants have an unrecognized compensation cost of $21.3 million.

We previously recognized $6.1 million of stock-based compensation expense that may be reversed if certain earnings per share targets are not achieved. We continuously monitor our estimates of when we believe earnings per share targets may or may not be achieved and make adjustments to the amount of stock-based compensation expense as necessary.

Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2009	$3,327
2010	12,269
2011	11,327
2012	6,823
2013	5,083
2014	1,499
2015	1,499

$41,827

Business Segments

Private Banks

	Three Months Ended			Nine Months Ended
	Sep 30, 2009	Sep 30, 2008	Percent Change	Sep 30, 2009	Sep 30, 2008	Percent Change
Revenues:
Investment processing and software servicing fees	$55,885	$56,105	—	$171,946	$170,418	1%
Asset management, administration & distribution fees	22,086	32,387	(32%)	63,772	106,524	(40%)
Transaction-based and trade execution fees	10,590	11,390	(7%)	36,436	33,596	8%

Total revenues	$88,561	$99,882	(11%)	$272,154	$310,538	(12%)

Revenues decreased $11.3 million, or 11 percent, in the three month period and $38.4 million, or 12 percent, in the nine month period ended September 30, 2009 compared to the prior year corresponding period and were primarily affected by:

•	Decreased investment management fees from existing clients due to lower assets under management caused by declining capital markets and negative cash flows, particularly from non-U.S. clients; and

•	Decreased investment processing fees from existing clients; partially offset by

•	Increased non-recurring fees relating to mergers and acquisition activity among SEI clients.

Operating margins decreased to 10 percent as compared to 20 percent in the three month period and 16 percent as compared to 19 percent in the nine month period. Operating income decreased $11.3 million, or 56 percent, in the three month period and $16.4 million, or 28 percent, in the nine month period and was primarily affected by:

•	A decrease in revenues;

•

Additional amortization expense of $5.0 million related to the shortening in useful life of certain components related to the Global Wealth Platform which are expected to the replaced through the next release of the platform in the fourth quarter 2009; and

•	Increased one-time termination costs associated with the workforce reduction in the first quarter; partially offset by

•	Decreased direct expenses associated with the lower investment management fees; and

•	Decreased salary, incentive-based compensation and other personnel expenses.

Investment Advisors

Revenues decreased $15.4 million, or 26 percent, in the three month period and $60.7 million, or 33 percent, in the nine month period ended September 30, 2009 and were primarily affected by:

•	Decreased investment management fees from existing clients due to lower assets under management caused by declining capital markets; and

•	Decreased investment management fees from negative net cash flows.

Operating margins decreased to 36 percent, as compared to 48 percent in the three month period and were 33 percent, as compared to 48 percent in the nine month period. Operating income decreased by $12.6 million, or 45 percent, in the three month period, and $48.0 million, or 55 percent, in the nine month period and was primarily affected by:

•	A decrease in revenues;

•	Increased one-time personnel costs associated with the workforce reduction in the first quarter; and

•

Additional amortization expense of $1.9 million related to the shortening in useful life of certain components related to the Global Wealth Platform which are expected to the replaced through the next release of the platform in the fourth quarter 2009; partially offset by

•	Decreased direct expenses associated with the lower investment management fees; and

•	Decreased salary, incentive-based compensation and other personnel expenses.

Institutional Investors

Revenues decreased $5.3 million, or ten percent, in the three month period and $25.7 million, or 17 percent, in the nine month period ended September 30, 2009 and were primarily affected by:

•

Decreased investment management fees from existing clients due to lower assets under management caused by declining capital markets and client losses as well as unfavorable foreign currency fluctuations in revenues from our international clients; partially offset by

•	Asset funding from new sales of our retirement and not-for-profit solutions; and

•	Asset funding from existing clients.

Operating margins remained at 42 percent in the three and nine month periods. Operating income decreased $2.1 million, or ten percent, in the three month period and $10.6 million, or 16 percent, in the nine month period and was primarily affected by:

•	A decrease in revenues;

•	Increased one-time personnel costs associated with the workforce reduction in the first quarter; and

•	A one-time charge of approximately $2.2 million related to an operational error in the third quarter; partially offset by

•	Decreased direct expenses associated with the lower investment management fees;

•	Decreased salary, incentive-based compensation and other personnel expenses;

•	Decreased sales compensation expenses due to lower sales activity; and

•	Decreased discretionary marketing and promotion expenses associated with cost containment measures.

Investment Managers

Revenues decreased $3.0 million, or eight percent, in the three month period and $10.1 million, or nine percent, in the nine month period ended September 30, 2009 and were primarily affected by:

•	Negative cash flows from existing hedge fund clients due to lower valuations from capital market declines as well as client redemptions; and

•	Negative cash flows from traditional fund administration clients due to capital market declines; partially offset by

•	Cash flows from new clients, primarily hedge fund clients.

Operating margins increased to 35 percent, as compared to 30 percent in the three month period and increased to 33 percent, as compared to 31 percent in the nine month period. Operating income increased slightly in the three month period, and decreased slightly in the nine month period, and was primarily affected by:

•	A decrease in revenues; and

•	Increased one-time personnel costs associated with the workforce reduction in the first quarter; partially offset by

•	Decreased salary, incentive-based compensation and other personnel expenses; and

•	Decreased discretionary consulting and outsourcing expenses associated with cost containment measures.

LSV

Revenues decreased $4.4 million, or seven percent, in the three month period and $66.1 million, or 31 percent, in the nine month period ended September 30, 2009 and were primarily affected by:

•	Decreased assets under management from declining capital markets.

Our total partnership interest in LSV declined to approximately 42 percent during the nine month period ended September 30, 2009 and was approximately 43 percent during the nine month period ended September 30, 2008. Operating margins decreased to 35 percent, as compared to 37 percent in the three month period and 35 percent, as compared to 38 percent nine month periods. Operating income decreased $2.6 million, or 11 percent, in the three month period, and $29.2 million, or 36 percent in the nine month period, and was primarily affected by:

•	The decrease in revenues as previously described.

Other

Other Income and Expense Items

Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net gain (loss) from investments	$15,616	$(42,047)	$(1,367)	$(93,387)
Interest and dividend income	1,897	3,384	5,545	10,745
Interest expense	(1,034)	(903)	(2,884)	(2,678)

Total other income and expense items, net	$16,479	$(39,566)	$1,294	$(85,320)

Net gain (loss) from investments

Net gain (loss) from investments consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gains (losses) from Capital Support Agreements and SIV securities owned	$14,912	$(40,793)	$(1,789)	$(93,889)
Increase in fair value of financial instruments	687	—	1,396	—
Net realized gain (loss) from sales of marketable securities	17	701	(73)	2,451
Other-than-temporary declines in market value	—	(1,961)	(901)	(1,961)
Other gains	—	6	—	12

Net gain (loss) from investments	$15,616	$(42,047)	$(1,367)	$(93,387)

In 2008 and 2009, we purchased all of the SIV securities from SEI-sponsored money market funds covered under the Capital Support Agreements for a total cash purchase price of $328.4 million. As a result of these purchases, the Capital Support Agreements with the funds were canceled. The cash purchase prices paid to the funds were equal to the amortized cost of the securities. We record the SIV securities at fair value and recognize unrealized gains and losses of the securities in current earnings. These unrealized losses as well as the reductions in our obligations related to the Capital Support Agreements as a result of the purchases of the SIV securities are included in Gains (losses) from Capital Support Agreements and SIV securities owned (See “Money Market Fund Support” earlier in this discussion).

Interest and dividend income

Interest income is earned based upon the amount of cash that is invested daily in short-term, highly liquid financial instruments, mainly money market funds. The decrease in interest income in the nine month period of 2009 compared to 2008 was primarily due to a decline in interest rates.

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

Income Taxes

Our effective tax rates were 37.0 percent and 36.5 percent for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, our effective tax rates were 33.2 percent and 36.9 percent, respectively. The decrease in our effective tax rate in the nine month period ended September 30, 2009 from the comparable period in 2008 was primarily due to the realization of prior unrecognized tax benefits related to the conclusion of federal and state income tax audits during the first quarter of 2009. We expect our effective tax rate for the remaining quarter of 2009 will be at or near our effective rate for the three months ended September 30, 2009.

In May 2009, the President proposed significant changes to the U.S. international tax laws, including a change which would subject the unrepatriated earnings of our non-U.S subsidiaries to be taxed at the U.S. federal income tax rate. These proposals would be effective for taxable years beginning after December 31, 2010. In October 2009, we learned that the President has set aside efforts to advance the proposed changes until at least 2010 at such time that the proposed changes may be included as part of broader tax law changes. We will continue to monitor this and other legislative proposals to determine the impact, if any, on our tax rate.

Fair Value Measurements

The fair value of our financial assets is determined in accordance with the fair value hierarchy established in the accounting standard for fair value measurements. The fair value of most of our financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) securities that are single issuer pools that are valued based on current market data of similar assets. Our Level 3 financial assets consist of SIV securities purchased from our money market funds.

Valuation of SIV securities

Recent liquidity issues surrounding collateralized debt obligations and asset-backed securities has greatly affected the fair value of SIV securities. We receive prices for our SIV securities from an independent third party firm. Given the lack of any reliable market data on the SIV securities, the third party firm maintains a valuation model that employs a net asset approach that considers the value of the underlying collateral of the SIV securities to determine the fair value of the SIV securities. The underlying collateral is comprised of asset-backed securities and collateralized debt obligations that are specifically identified by its CUSIP or ISIN number. Price quotes are primarily obtained from two pricing vendors that are independent entities of the firm that maintains the valuation model for the SIV securities. Price quotes are primarily obtained from two pricing vendors that are independent entities of the firm that maintains the valuation model for the SIV securities. Other pricing vendors may be used in limited situations when a security quote cannot be obtained from either of the two primary pricing vendors. The average of the two quotes received is used to value each security. Additionally, the securities are aggregated by type or sector (i.e. home equity line of credit, sub-prime 1st liens, residential mortgage-backed securities, etc.) and the weighted average quote of all securities within a sector held by the SIV is compared with the range of quotes received for similar securities within the same sector from the trading desk of an affiliate of the third party firm that maintains the SIV valuation model. The weighted average quote of all securities within a sector held by the SIV must be within the range of quotes received from the trading desk within that same sector. If the weighted average quote for all securities within a sector held by the SIV is outside that range, the average quote received from the pricing vendors may be adjusted. In any event, the value assigned to each security held by the SIV will be the lower of (i) the average of the quotes received from the pricing vendors or (ii) the lowest quote received from the trading desk for a similar security.

Securities that are not priced by the pricing vendors are adjusted by the weighted average percentage movement of securities held as collateral within the same sector classification. For example, a residential mortgage-backed security that has not received a quote for an extended period of time will be adjusted by the weighted average percentage movement of all quoted residential mortgage-backed securities held as collateral by the SIV security. Also, as previously stated, the weighted average price of all securities within a sector is compared with the range of quotes received from the trading desk of an affiliate of the independent third party that maintains the valuation model. The weighted average quote of all securities within a sector must be within the range of quotes received from the trading desk within that same sector. If the average quote is not within the range, the quote may be adjusted. The average quote will only be adjusted downward to the lowest figure.

The pricing vendors used by the firm that maintains the valuation model utilize widely-accepted pricing models, which are evaluated by the pricing vendor, that vary by asset class and incorporate available trade, bid, and other market information. The market inputs that these pricing vendors seek for their evaluation of securities include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other available market data. Broker quotes may be binding or non-binding. For certain security types, additional inputs may be used. The pricing vendors may prioritize inputs differently from time to time for any security based on current market conditions. For each asset class, the pricing vendor has a team of evaluators that gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing models. For a structured security evaluation, including mortgage-backed securities, these evaluators would consider various characteristics including issuer, vintage, purpose of loan, collateral attributes, prepayment speeds and credit ratings in order to properly identify trades and quotes for similar securities which are gathered for use in the evaluation process. Evaluators follow multiple review processes throughout each month that assess the available market, credit and deal level information in support of the evaluation process. If it is determined that sufficient objectively verifiable information does not exist to support a security’s valuation, the pricing vendor will discontinue providing a quote on that security. As previously stated, securities that lack a quote from a pricing vendor are valued using the most recent quoted price and adjusting that price by the weighted average percentage change in the respective sector of all other similar securities that are held by the SIV.

In the event a market transaction does exist for a SIV security, we evaluate the publicly available information surrounding the transaction in order to assess if the price used represents the fair value according to the authoritative guidance. In our opinion, the price of certain SIV securities used in recent transactions were from distressed sales and did not represent the implied fair value of the SIV securities.

The table below presents a reconciliation for all of our financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2009 to September 30, 2009:

	Trading Securities Issued by SIVs	Other Trading Securities	Capital Support Agreements
Balance, January 1, 2009	$5,713	$1,697	$(173,983)
Purchases, issuances and settlements, net	300,731	(1,536)	—
Total gains or losses (realized/unrealized):
Included in earnings	(175,772)	(161)	173,983
Included in other comprehensive income	—	—	—
Transfers in and out of Level 3	—	—	—

Balance, September 30, 2009	$130,672	$—	$—

New Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs) to require an enterprise to perform an ongoing analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. This amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Before this amendment, prior accounting guidance required reconsideration of whether an enterprise is the primary beneficiary of a VIE only when specific events occurred. This amendment also adds an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. This amendment is effective for us beginning in the first quarter 2010. We are currently evaluating the impact this amendment will have on our consolidated financial statements.

Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$235,720	$210,280
Net cash used in investing activities	(345,358)	(95,774)
Net cash provided by (used in) financing activities	200,480	(129,637)

Net increase (decrease) in cash and cash equivalents	90,842	(15,131)
Cash and cash equivalents, beginning of period	416,643	360,921

Cash and cash equivalents, end of period	$507,485	$345,790

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At September 30, 2009, as discussed below, our unused sources of liquidity primarily consisted of cash and cash equivalents. During 2009, we borrowed $254.0 million through our five-year, $300.0 million credit facility to finance the purchase of the majority of SIV securities owned by SEI-sponsored money market funds (See “Money Market Fund Support” earlier in this discussion). Our total borrowings through the credit facility as of September 30, 2009 were $254.0 million.

Cash and cash equivalents of $507.5 million includes $42.7 million at September 30, 2009 from LSV, of which we have a 42 percent partnership interest (See Note 2 to the Consolidated Financial Statements). Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. At September 30, 2009, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $317.7 million.

Our credit facility is an unsecured senior revolving line of credit with JPMorgan Chase Bank, N.A., individually and as agent and a syndicate of other lenders. The credit facility is scheduled to expire in July 2012. The availability of the credit facility is subject to the compliance with certain covenants set forth in the agreement. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. Of all of the covenants, we believe satisfying the leverage ratio could be the most difficult in the future. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). The amount of consolidated indebtedness according to the terms of the covenant include the outstanding debt of LSV Employee Group. We must maintain at all times prior to and including September 30, 2009, a ratio of consolidated indebtedness of not more than 2.25 times the amount of EBITDA, at all times from October 1, 2009 through and including December 31, 2009, not more than 2.00 times EBITDA, and at all times thereafter, not more than 1.75 times EBITDA. As of September 30, 2009, our leverage ratio is 0.96 times EBITDA. We do not anticipate that this covenant or any covenant of the credit facility will restrict our ability to utilize the credit facility.

In September 2009, the letters of credit issued under the credit facility to secure our obligations under the Capital Support Agreements with the SDIT PO Fund were cancelled as a result of our purchase of the remaining SIV security from the fund. As of September 30, 2009, our total borrowings through the credit facility remained at $254.0 million. Therefore, the remaining $46.0 million of the credit facility is unrestricted and may be used for general purposes.

Cash flows from operations increased $25.4 million in 2009 compared to 2008 due primarily to the net change in our working capital accounts. The increase was offset by the decline in net income. Our working capital accounts were primarily affected by lower expected payments for incentive compensation in 2009 compared to 2008 and lower tax payments resulting from realized losses from SIV securities. If the stabilization of the capital market environment continues, we expect our tax payments will increase in 2010 due to the absence of realized losses from our SIV securities. These increased expected tax payments would negatively affect our cash flows from operations in 2010.

We have long-term contractual agreements with banks and other financial institutions, especially within our Private Banks segment. These banks and financial institutions continue to meet the scheduled payment terms under these contracts. We have no reason to believe that these clients will be unable to satisfy current and future obligations. Additionally, the Investment Managers segment has contractual agreements with managers of hedge funds. There have been recent concerns and issues within the hedge fund industry. We believe our clients are stable and well-respected managers that will continue to remain viable entities over the long-term. These firms continue to meet all of their obligations. Our clients continue to meet their current financial obligations with us. We do not have any significant collectibility issues regarding our receivables as of September 30, 2009 and we have not received any indications that we should anticipate significant collectibility issues regarding our receivables in the near term.

Net cash used in investing activities includes:

•

Purchases, sales and maturities of marketable securities. We had cash outflows of $318.4 million for the purchase of marketable securities in 2009 as compared to $55.2 million in 2008. Marketable securities purchased in 2009 consist primarily of SIV securities acquired from SEI-sponsored money market funds (See “Money Market Fund Support” earlier in this discussion). Sales and maturities of marketable securities, including principal prepayments received from our GNMA and SIV securities, were $23.1 million in 2009 as compared to $46.6 million in 2008.

•

The capitalization of costs incurred in developing computer software. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality of the platform. We capitalized $35.1 million of software development costs in 2009 as compared to $39.5 million in 2008. Amounts capitalized in 2009 and 2008 include costs for significant enhancements and upgrades to the platform.

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

•

Principal payments of our debt. Principal payments in 2009 and 2008 are comprised solely of payments made by LSV Employee Group for amounts included in our debt. LSV Employee Group made principal payments of $9.3 million in 2009 and $15.1 million in 2008.

•	Dividend payments. Cash dividends paid were $30.6 million or $.16 per share in 2009 and $28.9 million or $.15 per share in 2008.

•

The repurchase of our common stock. Our Board of Directors has authorized the repurchase of up to $1.5 billion worth of our common stock. Through October 30, 2009, we repurchased approximately 257.0 million shares of our common stock at a cost of $1.5 billion and had $46.3 million of authorization remaining for the purchase of our common stock under this program. We spent approximately $32.0 million during the first nine months of 2009 and $113.1 million during the first nine months of 2008 for the repurchase of our common stock. Currently, there is no expiration date for our common stock repurchase program.

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

The Company and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with the Securities and Exchange Commission (SEC) as an investment advisor, a broker-dealer, a transfer agent, an investment company or with the United States Office of Thrift Supervision or state banking authorities as a trust company. Our broker-dealer is also a member of the Financial Industry Regulatory Authority and is subject to its rules and oversight. In addition, various subsidiaries of the Company are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom and the Republic of Ireland. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment companies and their service providers could have a significant impact on us. We have responded and periodically respond to various regulatory examinations, inquiries and requests. As a result of these examinations, inquiries and requests, we review our compliance procedures and business operations and make changes as we deem necessary.

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

Interest Rate Risk – Our exposure to changes in interest rates primarily relates to our investment portfolio. Our excess cash is principally invested in short-term, highly liquid financial instruments, mainly money market funds, with a substantial portion of such investments having initial maturities of three months or less. The holdings in our investment portfolio most sensitive to interest rate risk include Government National Mortgage Association (GNMA) securities and a short-term mutual fund principally invested in securities of U.S. and foreign commercial banks and government agencies. With the exception of measures taken to support our SEI-sponsored money market funds, we place our investments in financial instruments that meet high credit quality standards. While changes in interest rates could decrease interest income, we do not believe that we have a material exposure to changes in interest rates. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk management transactions.

Additionally, LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. One of these swap agreements terminated on March 31, 2009. The remaining swap agreement has a notional value of $25.0 million. Payments are made every 90 days and the termination date of the swap agreement is January 2011. The net effect from the interest rate swaps on the Company’s earnings during the three and nine month periods ended September 30, 2009 was minimal.

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

(b)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

SEI Investments Distribution Co. (“SIDCO”) has been named as a defendant in certain putative class action complaints (the “Complaints”) related to leveraged exchange traded funds (“ETFs”) advised by ProShares Advisors, LLC. To date, the Complaints have been filed in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland. The first complaint was filed on August 5, 2009. The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; SIDCO, and various officers and trustees to ProShares Advisors, LLC and ProShares Trust. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed adequately to describe the nature and risks of the investments. The Complaints allege that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. The Complaints seek unspecified compensatory and punitive damages, disgorgement and restitution. While the outcome of this litigation is uncertain given its early phase, SIDCO believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

SEI understands that it has been named in three lawsuits that were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the three actions purports to set forth claims on behalf of a class. All three actions name various defendants besides SEI, and, in all three actions, the plaintiffs purport to bring a cause of action against SEI under the Louisiana Securities Act. The putative class action also includes a claim against SEI for an alleged violation of the Louisiana Unfair Trade Practices Act. The underlying allegations in all three actions are purportedly related to the role of SEI Private Trust Company in providing data consolidation, securities processing, and other services to Stanford Trust Company. Two of the three actions have been removed to federal court. While the outcome of this litigation is uncertain given its early phase, SEI believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Our Board of Directors has authorized the repurchase of up to $1.5 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended September 30, 2009 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – 31, 2009	125,000	18.76	125,000	$66,610,000
August 1 – 31, 2009	384,000	18.79	384,000	59,393,000
September 1 – 30, 2009	466,000	19.07	466,000	50,503,000

Total	975,000	18.92	975,000

Item 6.	Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date: November 3, 2009	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer