Form 10-K
period 2009-12-31
SEI INVESTMENTS CO
filed 2010-02-25
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

610-676-1000

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

(Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $2.7 billion based on the closing price of $18.04 as reported by NASDAQ on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the common stock of the registrant.

The number of shares outstanding of the registrant’s common stock, as of the close of business on February 19, 2010:

Common Stock, $.01 par value	189,824,192

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

1.	The definitive proxy statement relating to the registrant’s 2010 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

(Cover page 2 of 2 pages)

SEI Investments Company

Fiscal Year Ended December 31, 2009

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

Overview

SEI (NASDAQ: SEIC) is a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth. As of December 31, 2009, through its subsidiaries and partnerships in which the company has a significant interest, SEI administers $391.7 billion in mutual fund and pooled assets, manages $158.8 billion in assets, and operates from numerous offices worldwide.

Our wealth management business solutions include:

•	Investment processing and investment operations outsourcing solutions for banks, trust companies, independent wealth advisers, and investment managers;

•	Investment management programs to affluent individual investors and for institutional investors, including retirement plan sponsors, and not-for-profit organizations; and

•	Fund processing solutions for banks, investment management firms, and investment companies that sponsor and distribute mutual funds, hedge funds, and alternative investments.

General Development of the Business

For over 40 years, SEI has been a leading provider of wealth management business solutions for the financial services industry.

We began doing business in 1968 by providing computer-based training simulations to instruct bank loan officers in credit lending practices.

1970s

We developed an investment accounting system for bank trust departments in 1972, and became a leading provider of investment processing outsourcing services to banks and trust institutions.

1980s

SEI became a public company in 1981. We entered the asset management business and launched a series of money market mutual funds for bank clients, and expanded our services to bank clients by offering mutual fund accounting services. We also began to provide investment operations outsourcing services.

1990s

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

2000s

We delivered broader, more strategic solutions for clients and markets, including a complete life and wealth platform for operating an investment advisory business, a total operational outsourcing solution for investment managers, a fully-integrated pension management system for retirement plan sponsors, and a complete life and wealth solution for ultra-high-net-worth families. We introduced Global Wealth Services, a next generation business solution integrating investment processing technology, operating processes, and investment management programs.

Strategy

We seek to achieve growth in earnings and shareholder value by strengthening our position as a provider of global wealth management solutions. To achieve this objective, we have implemented these strategies:

Create broader solutions for wealth service firms. Banks, investment managers and financial advisors seek to enter new markets, expand their service offerings, provide a differentiated experience to their clients, improve efficiencies, reduce risks, and better manage their businesses. We have developed and continue to develop next generation business solutions integrating technology, operating processes, and financial products designed to help these institutions better serve their clients and provide opportunities to improve their business success.

Help institutional investors manage retirement plans and operating capital. Retirement plan sponsors, not-for-profit organizations, and other institutional investors strive to meet their financial objectives while reducing business risk. We deliver customized investment management solutions that enable investors to make better decisions about their investments and to manage their assets more effectively.

Help affluent individual investors manage their life and wealth goals. These investors demand a holistic wealth management experience that focuses on their life goals and provides them with an integrated array of financial services that includes substantially more than traditional wealth management offerings. We help these investors identify their goals and offer comprehensive life and wealth advisory services including life planning, investments, and other financial services.

Expand into global markets. Global markets are large and present significant opportunities for growth. We are evolving U.S. business models for the global wealth management marketplace, focusing on the needs of institutional investors, private banks, investment advisors, and affluent individual investors.

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

•

Invest in product development. We continually enhance products and services to keep pace with industry developments, regulatory requirements, and the emerging needs of markets and clients. We believe ongoing investments in research and development give us a competitive advantage in our markets.

•

Maintain financial strength. We adopt business models that generate recurring revenues and positive cash flows. Predictable cash flows serve as a source of funds for continuing operations, investments in new products, common stock repurchases, and dividend payments.

•

Leverage investments across the business. We create scalable, enterprise-wide solutions designed to serve the needs of multiple markets, potentially offering operating efficiencies that can benefit corporate profitability.

•

Create value for shareholders. The objective of achieving long-term sustainable growth in revenues and earnings strongly influences the management of the business. This philosophy guides corporate management practices, strategic planning activities, and employee compensation practices.

Products and Services

Investment Processing

Investment processing solutions consist of application and business process outsourcing services, and transaction-based services. We deliver these solutions to banks, trust institutions, independent wealth advisers located in the United Kingdom, and financial advisors in Canada that provide wealth management services to their private and institutional clients. We also deliver these solutions, combined with our investment management programs, to investment advisors that provide wealth management services to their advisory clients.

Investment processing solutions include TRUST 3000®, a comprehensive trust accounting and investment system that provides securities processing and investment accounting for all types of domestic and global securities, and support for multiple account types, including personal trust, corporate trust, institutional trust, and non-trust investment accounts.

In 2007, we introduced Global Wealth Services to the U.K. market. Global Wealth Services is a next-generation business solution that integrates investment processing technology, operating processes, and investment management programs. This solution provides the strategic infrastructure to help banks and other wealth management organizations grow and keep pace with a rapidly changing wealth management industry.

An integral component of the Global Wealth Services solution is the Global Wealth Platform, an investment accounting and securities processing system with capabilities that include global securities processing, trade-date and multi-currency accounting and reporting. The Global Wealth Platform offers enhanced client experience capabilities and improved operating efficiencies, and enables us to enter new markets in the United Kingdom, continental Europe and the United States. The platform is designed around the client and portfolio management processes. This enables banks to institutionalize their client processes around an investor’s investment objectives, facilitating a transition to model-based portfolio management, providing an improved client experience, while minimizing the expense and risk associated with investment operations.

Revenues from investment processing services are earned as monthly fees from contracted services including software licenses, information processing, and investment operations. These revenues are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations, and are primarily earned based upon the type and number of investor accounts serviced. Investment processing revenues may also be earned as a percentage of assets under management and administration. Professional services revenues are earned from contracted, project-oriented services related to client implementations, and are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations. Transaction-based revenues are earned from securities valuation and trade execution services, and are recognized as Transaction-based and trade execution fees on the accompanying Consolidated Statements of Operations.

Investment Management Programs

Investment management programs consist of money market, fixed-income and equity mutual funds and other collective investment products, alternative investment portfolios, and separately managed accounts. We serve as the administrator and investment advisor for many of these products. We distribute these programs primarily through investment advisory firms, including investment advisors and banks, and directly to institutional or individual investors.

We have expanded these investment management programs to include other consultative, operational, and technology components, and have created comprehensive solutions tailored to the needs of a specific market. These components may include investment strategies, consulting services, administrative and processing services, and technology tools.

Investors in our investment programs typically follow a customized investment strategy, and invest in a globally diversified portfolio that consists of multiple classes and investment styles, constructed according to our disciplined investment process. Our investment process is based on five principles: asset allocation and appropriate diversification, both of which are important to investment performance; portfolio construction that consists of multiple managers with complementary approaches to achieve diversification of risk and returns; manager selection, where

SEI acts as a manager-of-managers, selecting some of the best style-specific money managers from a global network of money managers; continuous portfolio management, to ensure each manager’s investment approach remains consistent with the objectives of the portfolio; and tax management, for an emphasis on after-tax returns.

As of December 31, 2009, we managed $106.3 billion in assets including: $82.9 billion invested in fixed-income and equity funds, or through separately managed account programs; $11.8 billion invested in liquidity or money market funds; and $11.6 billion invested in collective trust fund programs. An additional $52.5 billion in assets is managed by our affiliate LSV Asset Management (LSV).

Revenues from investment management programs are primarily earned as a contractual percentage of net assets under management. These revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.

Fund Processing

Fund processing solutions include a full range of administration and distribution support services for traditional investment products such as mutual funds, collective investment trusts, exchange-traded funds, and institutional and separate accounts. Administrative services include fund administration, portfolio and fund accounting; cash administration and treasury services; trustee and custodial services; legal, audit and tax support; and investor and distribution services. Distribution support services may include market and industry analyses to identify distribution opportunities.

We also provide comprehensive solutions to investment managers worldwide that sponsor and distribute alternative investments such as hedge funds, funds of hedge funds, and private equity funds, across both registered and partnership structures. We also offer operational outsourcing solutions for the administration and management of separately managed account programs, as well as total operational outsourcing solutions for investment management firms.

As of December 31, 2009, we administered $232.9 billion in client-sponsored assets for traditional and alternative investment products.

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

Private Banks – provides investment processing and investment management programs to banks and trust institutions worldwide, independent wealth advisers located in the United Kingdom, and financial advisors in Canada;

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

Investment Managers – provides investment processing, fund processing, and operational outsourcing solutions to investment managers, fund companies and banking institutions located in the United States, and to investment managers worldwide of alternative asset classes such as hedge funds, funds of hedge funds, and private equity funds across both registered and partnership structures;

Investments in New Businesses – provides investment management programs to ultra-high-net-worth families residing in the United States through the SEI Wealth Network®; and

LSV Asset Management – is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

The percentage of consolidated revenues generated by each business segment for the last three years was:

	2009	2008	2007

Private Banks	34%	33%	30%
Investment Advisors	16%	18%	19%
Institutional Investors	16%	16%	15%
Investment Managers	13%	11%	10%
Investments in New Businesses	1%	1%	1%
LSV	20%	21%	25%

	100%	100%	100%

Private Banks

The Private Banks segment delivers investment processing services and investment management programs to banks and trust institutions worldwide, independent wealth advisers located in the United Kingdom, and financial advisors in Canada.

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

Banks using our GWTS model outsource investment processing technology software and computer processing, but retain responsibility for investment operations, client administration, and investment management. Clients operate our GWTS solution remotely while fully supported by our data center using dedicated telecommunications networks. The GWTS model includes a dedicated relationship team that supports our client’s business. We assist our clients with strategically evaluating their systems and process needs as their businesses change.

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

Client contracts have initial terms that are generally three to seven years in length. At December 31, 2009, we had significant relationships with 127 banks and trust institutions in the United States, including trust departments of 9 of the 20 largest U.S. banks.

The Global Wealth Services solution will be further enhanced through the Global Wealth Platform. Target markets for this enhanced solution include private banks and independent wealth advisers in the United Kingdom, as well as community, regional, and national private banks in the United States. We believe the enhanced Global Wealth Services solution enabled by the new infrastructure will improve the client experience and place our clients in a superior position to serve the changing needs of their clients.

Our principal competitors in the investment processing business for this segment are: Odyssey Technologies; Fidelity National Information Services, Inc. (formerly Metavante Corporation); SunGard Data Systems Inc.; Temenos Group AG; and Pershing LLC, a subsidiary of The Bank of New York Mellon Corporation. Many large financial institutions develop, operate and maintain proprietary investment and trust accounting systems. We also consider these “in-house” solutions to be a form of competition.

Our investment management programs for banks and distribution partners are offered worldwide. At December 31, 2009, there were approximately 360 investment management clients worldwide. We also had single-product relationships with approximately 150 additional banks and trust institutions. The principal competitors for this business are: Dimensional Fund Advisors; Federated Investors, Inc.; LPL Financial Corporation; Russell Investment Group, a subsidiary of The Northwestern Mutual Life Insurance Company; discretionary portfolio managers and various multi-manager investment programs offered by other firms. We also consider “in-house” internal asset management capabilities to be a form of competition.

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

Advisors are responsible for the investor relationship which includes creating financial plans, implementing investment strategies and educating and servicing their customers. Advisors may customize portfolios to include separate account managers provided through our programs as well as SEI-sponsored mutual funds. Our wealth and investment programs are designed to be attractive to affluent or high-net-worth individual investors with over $250 thousand of investable assets and small to medium-sized institutional plans.

We continually enhance our offering to meet the emerging needs of our advisors and their end clients. For example, in 2009, we introduced a new goals-based statement package rated by DALBAR, Inc. as one of the best in the mutual fund industry.

Although we have agreements with over 5,700 financial advisors, our business is based primarily on approximately 1,100 clients who, at December 31, 2009, had at least $5.0 million each in customer assets invested in our mutual funds and separately managed accounts. Revenues are earned largely as a percentage of average assets under management.

The principal competition for our investment management products is from other money managers and mutual fund companies. In the advisor distributor channel, the principal competitors include AssetMark Investment Services Inc., Brinker Capital, EnvestNet Asset Management, Inc., Fidelity Investments, Lockwood Advisors, Inc., a subsidiary of The Bank of New York Mellon, Charles Schwab & Co., Inc., and other broker-dealers.

Institutional Investors

The Institutional Investors segment offers investment management programs and administrative outsourcing solutions for retirement plan sponsors and not-for-profit organizations globally. Clients can outsource their entire investment management needs and the administration for defined benefit plans, defined contribution plans, endowments, foundations and other balance sheet assets, as well as the administration of endowment and foundation asset pools.

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

By outsourcing retirement plan services, we believe clients benefit from an investment approach built around an investment plan designed to meet the client’s long-term business and plan objectives and an investment process that removes the responsibility of manager selection. This approach is designed to reduce business risk, provide ongoing due diligence, and increase operational efficiency. Nonprofit organizations can manage volatility through more diversified portfolios and focus more resources on achieving their overall mission. Healthcare organizations benefit from customized asset allocations that help provide improved balance sheet protection and overall financial risk management.

Fees are primarily earned as a percentage of average assets under management. At December 31, 2009, we had relationships with approximately 525 institutional investor clients. The principal competitors for this segment are Frank Russell Company, a subsidiary of The Northwestern Mutual Life Insurance Company, and Northern Trust Corporation.

Investment Managers

The Investment Manager Services segment provides comprehensive operations outsourcing solutions to investment managers globally. This array of back-, middle- and front-office investment processing services integrate best-in-class industry tools and technology to support a manager’s diverse business needs across multiple products and asset classes. Our clients are retail and institutional investment managers with global offerings that span the investment management industry. We offer managers support for traditional investment products such as mutual funds, collective investment trusts, exchange-traded funds, and institutional and separate accounts, by providing outsourcing services including accounting, administration, reconciliation, investor servicing and client reporting. We also provide comprehensive solutions to managers focused on alternative investments who manage hedge funds, funds of hedge funds, and private equity funds, across both registered and partnership structures.

By applying operating services, technologies, and business and regulatory knowledge, our solutions help investment managers focus on their core competencies of portfolio management and investor relations. This allows them to better manage their business risk, improve accuracy and efficiency, and, through our proprietary and best of breed systems, receive tools and analytics through which to gain insight about, and better manage, their business.

Contracts for our outsourcing and investment processing services generally have terms ranging from one to five years. Fees are primarily earned as a percentage of average assets under management and administration. At December 31, 2009, we had relationships with approximately 180 investment management companies and alternative investment managers. Our competitors for this segment include GlobeOp Financial Services, Citco, and State Street Bank and Trust Company.

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

LSV Asset Management

LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is a value-oriented, contrarian money manager offering a deep-value investment alternative utilizing a proprietary equity investment model to identify securities generally considered to be out of favor by the market. LSV is currently one of the specialist advisors to a number of our equity mutual funds. In addition, LSV is a portfolio manager to a portion of our global investment products. At December 31, 2009, LSV managed approximately $52.5 billion in total assets, of which approximately $1.6 billion were assets in our mutual funds.

Research and Development

We are devoting significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms, and new investment products and services. We spent approximately $103.9 million in 2009, $117.5 million in 2008, and $141.9 million in 2007, of which we capitalized approximately $43.9 million in 2009, $56.2 million in 2008, and $61.4 million in 2007 relating to the development of new technology platforms. Total research and development expenditures as a percentage of revenues were 12.2 percent in 2009, 11.9 percent in 2008, and 13.9 percent in 2007. All percentages exclude the revenues of LSV.

The majority of our research and development spending is related to building our Global Wealth Platform (GWP). GWP combines business service processing with asset management and distribution services. The platform offers to our customers a client-centric, rather than an account-centric, process with model-based portfolio management providing services through a single platform. The platform utilizes our proprietary applications with those built by third-party providers, and integrates them into a single technology solution, providing a common user experience. This integration supports straight-through business processing and enables the transformation of our clients’ trust services from operational investment processing services to client value-added services.

The solution will serve U.K., European and U.S. markets. GWP provides the technology platform for the business solutions now being marketed to private banks and independent wealth adviser organizations in the United Kingdom. The TRUST 3000® platform does not meet certain requirements of U.K. and European markets such as trade-date reporting, trade-date investment accounting, and multi-lingual reporting. In U.S. markets, we believe the demand for the advanced capabilities of the new platform will enable us to market our services to global wealth managers and existing clients in the Private Banks segment and improve the services we offer in the Investment Advisors segment. It is our current expectation that GWP will be deployed in the United States in 2012.

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

Customers

In 2009, no single customer accounted for more than ten percent of revenues in any business segment.

Personnel

At January 31, 2010, we had approximately 2,220 full-time and 70 part-time employees. None of our employees is unionized. Management considers employee relations to be generally good.

Regulatory Considerations

Our principal wholly-owned subsidiaries are SEI Investments Distribution Co., or SIDCO, SEI Investments Management Corporation, or SIMC, SEI Private Trust Company, or SPTC, SEI Trust Company, or STC, and SEI Investments (Europe) Limited, or SIEL. SIDCO is a broker-dealer registered with the SEC under the Securities and Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, Inc. SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940. SPTC is a limited purpose federal thrift chartered and regulated by the United States Office of Thrift Supervision. STC is a Pennsylvania trust company, regulated by the Pennsylvania Department of Banking. SIEL is an investment manager and financial institution subject to regulation by the Financial Services Authority of the United Kingdom. In addition, various SEI subsidiaries are subject to the jurisdiction of regulatory authorities in Canada, the Republic of Ireland and other foreign countries. The Company has a minority ownership interest in LSV, which is also an investment advisor registered with the SEC.

SIDCO and SIMC are subject to various federal and state laws and regulations that grant supervisory agencies, including the SEC, broad administrative powers. In the event of a failure to comply with these laws and regulations, the possible sanctions that may be imposed include the suspension of individual employees, limitations on the permissibility of SIDCO, SIMC, SEI, and our other subsidiaries to engage in business for specified periods of time, the revocation of applicable registration as a broker-dealer or investment advisor, as the case may be, censures, and fines. SPTC and STC are subject to laws and regulations imposed by federal and state banking authorities. In the event of a failure to comply with these laws and regulations, restrictions, including revocation of applicable banking charter, may be placed on the business of these companies and fines or other sanctions may be imposed. Additionally, the securities and banking laws applicable to us and our subsidiaries provide for certain private rights of action that could give rise to civil litigation. Any litigation could have significant financial and non-financial consequences including monetary judgments and the requirement to take action or limit activities that could ultimately affect our business.

Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment advisors, investment companies and their service providers and financial institutions could have a significant impact on us. We periodically undergo regulatory examinations and respond to regulatory inquiries and document requests. As a result of these examinations, inquiries and requests, we review our compliance procedures and business operations, and make changes as we deem necessary, some of which may result in increased expense or may reduce revenues.

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

A majority of the securities held by our investment products are valued using quoted prices from active markets gathered by external pricing services. Securities for which market prices are not readily available are valued in accordance with procedures applicable to that investment product. These procedures may utilize unobservable inputs that are not gathered from any active markets and involve considerable judgment. If these valuations prove to be inaccurate, our revenues and earnings from assets under management could be adversely affected.

We are exposed to product development risk. We continually strive to increase revenues and meet our customers’ needs by introducing new products and services. As a result, we are subject to product development risk, which may result in loss if we are unable to develop and deliver fully functional products to our target markets that address our clients’ needs and that are developed on a timely basis and reflect an attractive value proposition. New product development is primarily for the purpose of enhancing our competitive position in the industry. In the event that we fail to develop products or services at an acceptable cost or on a timely basis or if we fail to deliver functional products and services which are of sound, economic value to our clients and our target markets, or an inability to support the product in a cost-effective manner, we could suffer significant financial loss.

The majority of our efforts pertains to the development and deployment of the Global Wealth Platform (GWP). In 2007, the initial version of GWP was offered to private banks in the United Kingdom. We intend to implement enhancements and upgrades to the platform through a series of releases that will eventually provide the full functionality of GWP to clients across numerous jurisdictions. Future releases may include enhancements that could replace significant components that currently exist in the platform. If this occurs, we may incur significant costs due to the requirement to immediately expense the remaining net book value of previously capitalized development costs of those components that were replaced.

Consolidation within our target markets may affect our business. Merger and acquisition activity between banks and other financial institutions could reduce the number of existing and prospective clients or reduce the amount of revenue we receive from retained clients. Consolidation activities may also cause larger institutions to internalize some or all of our services. These factors may negatively impact our ability to generate future growth in revenues and earnings.

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

During the past 18 months, the financial services industry has faced an extremely difficult economic environment. Many of the challenges posed by this environment have raised serious concerns related to the financial health of banks. We utilize the services of banks in our operations. Although we have undertaken measures to reduce the potential disruption to our operations and the delivery of services to our clients in the event that any of these banks should fail, our revenues and earnings could be significantly affected if the financial health of certain banks continues to deteriorate or if they become insolvent.

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

The Company and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with the Securities and Exchange Commission (SEC) as an investment advisor, a broker-dealer, a transfer agent, an investment company or with the United States Office of Thrift Supervision or state banking authorities as a trust company. Our broker-dealer is also a member of the Financial Industry Regulatory Authority and is subject to its rules and oversight. In addition, some of our foreign subsidiaries are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom and the Republic of Ireland. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment advisors, investment companies and their service providers and financial institutions could have a significant impact on us.

We offer investment and banking products that also are subject to regulation by the federal and state securities and banking authorities, as well as foreign regulatory authorities, where applicable. Existing or future regulations that affect these products could lead to a reduction in sales of these products or an increase in the cost of providing these products.

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

Changes in, or interpretation of, accounting principles could affect our revenues and earnings. We prepare our consolidated financial statements in accordance with generally accepted accounting principles. A change in these principles can have a significant effect on our reported results and may even retrospectively affect previously reported results.

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

One of SEI’s principal subsidiaries, SIDCO, has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC. To date, the Complaints have been filed in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland although the three complaints filed in the District of Maryland have been voluntarily dismissed by the plaintiffs. Two of them were subsequently re-filed in the Southern District of New York. Two of the complaints filed in the Southern District of New York have been voluntarily dismissed by plaintiffs. The first complaint was filed on August 5, 2009. The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; ProShares Trust II, SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed adequately to describe the nature and risks of the investments. The Complaints allege that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. The Complaints seek unspecified compensatory and other damages, reasonable costs and other relief. The cases are in the early stage, and the court has not yet appointed lead plaintiff(s). Defendants have moved to consolidate the complaints, which motion is pending. While the outcome of this litigation is uncertain given its early phase, SEI believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

SEI has also been named in three lawsuits that were filed in August 2009 in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the three actions purports to set forth claims on behalf of a class and also names SPTC as a defendant. All three actions name various defendants besides

SEI, and, in all three actions, the plaintiffs purport to bring a cause of action against SEI under the Louisiana Securities Act. The putative class action also includes a claim against SEI for an alleged violation of the Louisiana Unfair Trade Practices Act. In addition, in December 2009, a group of six plaintiffs filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act, and Louisiana Racketeering Act and conspiracy. Further, SEI is aware that, in February 2010, two groups of plaintiffs amended petitions they had previously filed in the 19th Judicial District for the Parish of East Baton Rouge, State of Louisiana, to add claims against SEI and SPTC for alleged violations of the Louisiana Securities Act, the Louisiana Racketeering Act, and civil conspiracy. The underlying allegations in all six actions are purportedly related to the role of SPTC in providing data consolidation, securities processing, and other services to Stanford Trust Company. Two of the three actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases were also transferred by the Judicial Panel on Multidistrict Litigation (MDL) to a MDL pending in the Northern District of Texas. The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the same MDL pending in the Northern District of Texas. The schedule for responding to that complaint has not yet been established. SEI and SPTC filed exceptions in the putative class action that remains pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied, in part, as to the other exceptions. The response to that petition will be due ten days after the Court formally enters the order reflecting its ruling on the exceptions. The time for SEI and SPTC to respond to the two amended petitions adding claims has not yet run. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

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

2009	High	Low	Dividends

First Quarter	$16.25	$9.19	$—
Second Quarter	18.52	11.74	.08
Third Quarter	20.00	16.66	—
Fourth Quarter	20.36	17.18	.09

2008	High	Low	Dividends

First Quarter	$32.49	$22.99	$—
Second Quarter	26.93	22.84	.08
Third Quarter	24.99	16.14	—
Fourth Quarter	23.77	11.64	.08

As of January 31, 2010, we estimate that we had approximately 450 shareholders of record.

For information on our equity compensation plans, refer to Note 9 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.

Comparison of Cumulative Total Return of Common Stock, Industry Index and Nasdaq Market Index:

Issuer Purchases of Equity Securities:

Our Board of Directors has authorized the repurchase of up to $1.63 billion of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended December 31, 2009 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1 – 31, 2009	235,000	$18.02	235,000	$46,262,000
November 1 – 30, 2009	525,000	17.75	525,000	36,945,000
December 1 – 31, 2009	483,000	17.66	483,000	128,422,000

Total	1,243,000	$17.76	1,243,000

Item 6.	Selected Financial Data.

(In thousands, except per-share data)

This table presents selected consolidated financial information for the five-year period ended December 31, 2009. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Year Ended December 31,	2009	2008	2007	2006 (A)	2005
Revenues	$1,060,548	$1,247,919	$1,369,028	$1,175,749	$773,007
Total expenses	696,841	751,570	775,053	677,298	557,915

Income from operations	363,707	496,349	593,975	498,451	215,092
Other (expense) income	(1,389)	(142,119)	(8,556)	7,267	83,256

Income before income taxes	362,318	354,230	585,419	505,718	298,348
Income taxes	89,886	86,703	151,182	123,218	107,778
Net income	272,432	267,527	434,237	382,500	190,570
Less: Net income attributable to the noncontrolling interest	(98,097)	(128,273)	(174,428)	(145,510)	(2,226)
Net income attributable to SEI Investments	174,335	139,254	259,809	236,990	188,344

Basic earnings per common share	$0.91	$0.73	$1.32	$1.20	$0.94
Shares used to calculate basic earnings per common share	190,821	192,057	196,120	197,364	200,742

Diluted earnings per common share	$0.91	$0.71	$1.28	$1.17	$0.91
Shares used to calculate diluted earnings per common share	191,783	195,233	202,231	203,266	206,276

Cash dividends declared per common share	$.17	$.16	$.14	$.12	$.11

Financial Position as of December 31,
Cash and cash equivalents	$590,877	$416,643	$360,921	$286,948	$130,128
Total assets	$1,533,808	$1,341,715	$1,252,365	$1,079,705	$657,147
Long-term debt (including current portion)	$253,552	$31,532	$51,971	$80,638	$14,389
SEI Investments Shareholders’ equity	$909,723	$769,152	$756,383	$630,512	$421,688

(A)	Beginning in 2006, our financial information includes the consolidation of LSV and LSV Employee Group as well as the impact of stock-based compensation charges. In prior periods, our proportionate share in the earnings of LSV earnings was reported in Equity in earnings of unconsolidated affiliate which was a component of other income (See Notes 2 and 9 to the Consolidated Financial Statements for information regarding LSV and LSV Employee Group and stock-based compensation, respectively).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except per-share data)

This discussion reviews and analyzes the consolidated financial condition at December 31, 2009 and 2008, the consolidated results of operations for the years ended December 31, 2009, 2008, and 2007, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this Annual Report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Overview

Our Business and Business Segments

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of December 31, 2009, through our subsidiaries and partnerships in which we have a significant interest, we administer $391.7 billion in mutual fund and pooled assets, manage $158.8 billion in assets, and operate from numerous offices worldwide.

Our reportable business segments are:

Private Banks – provides investment processing and investment management programs to banks and trust institutions worldwide, independent wealth advisers located in the United Kingdom, and financial advisors in Canada and accounts for 34 percent of consolidated revenues in 2009;

Investment Advisors – provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners, and other investment professionals in the United States and accounts for 16 percent of consolidated revenues in 2009;

Institutional Investors – provides investment management programs and administrative outsourcing solutions to retirement plan sponsors and not-for-profit organizations worldwide and accounts for 16 percent of consolidated revenues in 2009;

Investment Managers – provides investment processing, fund processing, and operational outsourcing solutions to investment managers, fund companies, and banking institutions located in the United States, and to investment managers worldwide of alternative asset classes such as hedge funds, funds of hedge funds, and private equity funds across both registered and partnership structures and accounts for 13 percent of consolidated revenues in 2009;

Investments in New Businesses – provides investment management programs to ultra-high-net-worth families residing in the United States through the SEI Wealth Network®. This segment accounts for one percent of consolidated revenues in 2009; and

LSV Asset Management – is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. This segment accounts for 20 percent of consolidated revenues in 2009.

Results of Operations

Revenues, Expenses, and Operating Profit (Loss) by business segment for the year ended 2009 compared to the year ended 2008, and for the year ended 2008 compared to the year ended 2007 are:

Year Ended December 31,	2009	2008	Percent Change	2007	Percent Change

Private Banks:
Revenues	$361,273	$408,500	(12)%	$413,922	(1)%
Expenses	309,300	326,661	(5)%	330,923	(1)%

Operating Profit	51,973	81,839	(36)%	82,999	(1)%

Investment Advisors:
Revenues	166,097	223,164	(26)%	259,288	(14)%
Expenses	109,418	122,231	(10)%	124,942	(2)%

Operating Profit	56,679	100,933	(44)%	134,346	(25)%

Institutional Investors:
Revenues	177,721	198,154	(10)%	199,593	(1)%
Expenses	99,924	112,866	(11)%	121,365	(7)%

Operating Profit	77,797	85,288	(9)%	78,228	9%

Investment Managers:
Revenues	139,004	147,968	(6)%	143,375	3%
Expenses	93,074	101,078	(8)%	101,401	—

Operating Profit	45,930	46,890	(2)%	41,974	12%

Investments in New Businesses:
Revenues	4,492	6,865	(35)%	7,205	(5)%
Expenses	11,625	15,795	(26)%	19,670	(20)%

Operating Loss	(7,133)	(8,930)	(20)%	(12,465)	(28)%

LSV:
Revenues	211,961	263,268	(19)%	345,645	(24)%
Expenses(1)	136,580	164,783	(17)%	213,926	(23)%

Operating Profit	75,381	98,485	(23)%	131,719	(25)%

Totals:
Revenues	1,060,548	1,247,919	(15)%	1,369,028	(9)%
Expenses	759,921	843,414	(10)%	912,227	(8)%
Corporate overhead expenses	36,529	38,955	(6)%	42,045	(7)%
Noncontrolling interest reflected in segments	(106,905)	(138,079)	(23)%	(186,500)	(26)%
LSV Employee Group Expenses	7,296	7,280	—	7,281	—

Income from operations	$363,707	$496,349	(27)%	$593,975	(16)%

(1)	For the years ended December 31, 2009, 2008 and 2007, includes $105,471, $135,251 and $181,591, respectively, of noncontrolling interest of the other partners of LSV.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances (In millions)	As of December 31,
	2009	2008	Percent Change	2007	Percent Change

Private Banks:
Equity and fixed-income programs	$12,690	$10,573	20%	$21,160	(50)%
Collective trust fund programs	1,067	1,145	(7)%	1,007	14%
Liquidity funds	6,035	9,194	(34)%	8,886	3%

Total assets under management	$19,792	$20,912	(5)%	$31,053	(33)%

Client proprietary assets under administration	11,213	10,622	6%	14,235	(25)%

Total assets	$31,005	$31,534	(2)%	$45,288	(30)%

Investment Advisors:
Equity and fixed-income programs	$25,392	$21,631	17%	$36,378	(41)%
Collective trust fund programs	2,423	2,606	(7)%	2,295	14%
Liquidity funds	1,929	3,436	(44)%	2,079	65%

Total assets under management	$29,744	$27,673	7%	$40,752	(32)%

Institutional Investors:
Equity and fixed-income programs	$44,322	$34,966	27%	$44,833	(22)%
Collective trust fund programs	684	942	(27)%	897	5%
Liquidity funds	3,370	4,582	(26)%	3,629	26%

Total assets under management	$48,376	$40,490	19%	$49,359	(18)%

Investment Managers:
Equity and fixed-income programs	$4	$8	(50)%	$24	(67)%
Collective trust fund programs	7,428	5,974	24%	6,651	(10)%
Liquidity funds	412	869	(53)%	325	167%

Total assets under management	$7,844	$6,851	14%	$7,000	(2)%

Client proprietary assets under administration	221,680	234,628	(6)%	215,124	9%

Total assets	$229,524	$241,479	(5)%	$222,124	9%

Investments in New Businesses:
Equity and fixed-income programs	$520	$519	—	$929	(44)%
Liquidity funds	75	153	(51)%	74	107%

Total assets under management	$595	$672	(11)%	$1,003	(33)%

LSV:
Equity and fixed-income programs	$52,488	$37,714	39%	$67,599	(44)%

Consolidated:
Equity and fixed-income programs	$135,416	$105,411	28%	$170,923	(38)%
Collective trust fund programs	11,602	10,667	9%	10,850	(2)%
Liquidity funds	11,821	18,234	(35)%	14,993	22%

Total assets under management	$158,839	$134,312	18%	$196,766	(32)%

Client proprietary assets under administration	232,893	245,250	(5)%	229,359	7%

Total assets under management and administration	$391,732	$379,562	3%	$426,125	(11)%

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

General Overview

After experiencing the worst contraction in economic activity of the post-World War II period, the U.S. financial markets began to stabilize during the second quarter of 2009 and continued to improve for the balance of the year. The S&P 5001 and the Dow Jones Industrial Average2 rebounded by 24 percent and 19 percent, respectively, in 2009 after posting severe declines of over 35 percent and 30 percent, respectively, in 2008. Since capital market levels trended higher in the first half of 2008 than in all of 2009, we suffered decreased revenues from Asset management, administration and distribution fees of 19 percent, and an overall reduction in total revenues of 15 percent in 2009.

We continued to feel the negative impact of the depressed economic environment on sales of new business. As the pervasive effects of the severe market uncertainty lessened during the latter half of 2009, the pace of our new business activity began to strengthen, particularly in the Institutional Investors and Investment Managers segments. However, this new business activity contributed only modest increases in revenues as compared to the overall decrease in revenues from market depreciation of assets under management and administration.

In contrast to the flight-to-quality strategies employed during the extreme market volatility in late 2008 and early 2009, investors gradually rotated out of money market funds and other liquid investments and into our higher margin investment products, such as equity and fixed-income funds, as the year progressed. This shift in investments helped to offset losses in revenues due to the capital market depreciation, most notably from U.S. investors in our Private Banks and Investment Advisors segments.

Additionally, we entered into Capital Support Agreements in late 2007 with several of our money market funds in order to protect our clients and shareholders of the funds from the liquidity issues stemming from the subprime mortgage crisis. These funds held senior notes issued by structured investment vehicles (SIV or SIVs) which failed to make payments on their outstanding notes on the scheduled maturity dates. The prolonged illiquidity in the credit markets during 2008, coupled with increasing credit quality issues associated with the underlying assets, significantly reduced the market value of the SIV securities owned by our money market funds and greatly increased our obligation under the Capital Support Agreements. Beginning in late 2008 and during 2009, we purchased all of the SIV securities from our money market funds covered under the Capital Support Agreements. As a result of these purchases, the Capital Support Agreements with the funds were canceled (See “Structured Investment Vehicles and Money Market Fund Support” later in this discussion).

Of primary importance to our strategic initiatives is the successful continued deployment of our Global Wealth Platform. The initial version of the platform was delivered in July 2007. Our plan is to provide additional significant functionality for the platform through a series of releases that are expected to offer a complete global investment processing solution to private banks and non-bank wealth management firms. Our efforts in 2009 were primarily focused on major enhancements necessary to support servicing multiple clients in a single production environment. The additional functionality, deployed in December 2009, will enable us to benefit from greater operational leverage and provide our clients with a more efficient investment processing solution.

Significant Items Impacting Our Financial Results in 2009

Revenues decreased $187.4 million, or 15 percent, to $1.06 billion in 2009 compared to 2008. Net income increased $35.1 million, or 25 percent, to $174.3 million and diluted earnings per share increased to $0.91 per share in 2009 compared to $0.71 per share in 2008. We believe the following items were significant to our business during 2009:

•

Market depreciation from the historic downturn in the U.S. and global capital markets in the latter stages of 2008 and during the first quarter of 2009 severely impacted our assets under management, leading to a decline of $182.2 million, or 19 percent, in our Asset management, administration and distribution fees. The pace of the more moderate recovery during the second half of 2009 limited our ability to regain the level of asset-based revenues earned prior to 2008.

[1]	S&P is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with SEI Investments.
[2]	Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with SEI Investments.

•

Although our asset-based revenues continued to be negatively affected by the depressed capital markets, the improvement in the capital markets which took hold during the third quarter 2009 served to increase our assets under management on a sequential, quarter-to-quarter basis.

•

The prevailing market uncertainty has extended our sales cycles; however, measured new business activity in our Institutional Investors and Investment Managers segments, primarily in the latter half of 2009, served to offset a portion of the year over year decline in our asset-based revenues from market depreciation.

•

Our revenues from Transaction-based and trade execution fees fell $7.2 million, or 11 percent. This decline was a result of unusually high trading volume from the extreme market volatility during the fourth quarter 2008. Our direct costs related to trade execution fees also declined, resulting in minimal impact to our earnings.

•

The sharp decline of the capital markets had a significant negative impact on the revenue and profits of LSV. Revenues earned by LSV were $212.0 million in 2009 compared to $263.3 million in the prior year comparable period, a decrease of $51.3 million or 19 percent. Our proportionate share in the earnings of LSV in 2009 was $75.4 million compared to $98.5 million in 2008, a decrease of $23.1 million or 23 percent.

•

Our earnings during 2009 and 2008 include losses of $5.8 million and $148.9 million, respectively, associated with SIV securities we own. We recognized cumulative losses of $189.1 million associated with these SIV-related issues through December 31, 2009. In 2009, we purchased the remaining SIV securities from our money market funds. As a result, all of our obligations under the Capital Support Agreements were canceled. We have now purchased all SIV securities previously held in our money market funds and no longer have any Capital Support Agreements in place (See “Structured Investment Vehicles and Money Market Fund Support” later in this discussion).

•

We continued to invest in the Global Wealth Platform and its operational infrastructure. During 2009, we capitalized $43.9 million for significant enhancements and new functionality for the platform, as compared to $55.9 million in 2008. We will continue to incur significant development costs for these enhancements and upgrades that will be implemented into the platform through a series of releases.

•

We recognized an additional $15.4 million of amortization expense primarily in the Private Banks and Investment Advisors segments during the third and fourth quarters of 2009 due to a shortening in the useful life of previously capitalized software development costs for some components of the platform. This change was due to the abandonment of these components upon a release of the platform which occurred in December 2009.

•

Our operating expenses during 2009 decreased across all of our business segments. A portion of these declines were due to lower direct costs related to reduced revenues. In addition, a significant portion of these declines resulted from initiatives to reduce discretionary expenses. Included in these actions were the elimination of non-strategic activities, process improvements and a reduction in our global workforce, which was undertaken during the first quarter of 2009. We incurred one-time termination costs associated with the workforce reduction of approximately $6.3 million during the first quarter of 2009, which is included in Compensation, benefits and other personnel expense on the accompanying Consolidated Statements of Operations.

•	We continued our stock repurchase program during 2009 and purchased approximately 3,198,000 shares at an average price of approximately $17 per share for a total cost of $54.1 million.

•

Our 2009 effective tax rate was 33.9 percent as compared to 38.1 percent in 2008. Our tax rate in 2009 was favorably impacted by the recognition of certain tax benefits related to the conclusion of federal and state income tax audits. Our 2008 tax rate was due to a higher than usual state tax rate.

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

•

Our earnings during 2008 were adversely affected by a non-cash charge of $148.9 million related to the ongoing support we are providing in the form of the Capital Support Agreements for two of our money market funds that hold senior notes issued by SIVs. Prolonged illiquidity in the credit markets, coupled with increasing credit quality issues associated with the underlying assets, caused a significant decline in market value of the collateral underlying the SIVs which increased our obligation under the Capital Support Agreements. We also recognized a loss of $9.3 million in 2008 from the decline in fair value of SIV securities purchased directly from one of our funds. Total charges in 2008 from the Capital Support Agreements and the SIV securities were $158.2 million (See “Structured Investment Vehicles and Money Market Fund Support” later in this discussion).

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

•

Our stock-based compensation costs decreased $12.2 million in 2008. This decrease was primarily due to stock options vesting in 2007 and changes in our estimates of when unvested stock options would vest, net of an increase in expense associated with new grants in late 2007 and 2008.

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

Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in Item 1A “Risk Factors” of this Annual Report. The following items are, in our opinion, anticipated to occur in the next 12 to 18 months:

•

As stated earlier, the majority of our revenues are based on the value of our assets under management and administration which are affected by changes in the capital markets. Although stabilizing after the first quarter 2009, the rapid decline in the capital markets in late 2008 and early 2009 significantly decreased the value of assets we manage and administer for our existing clients, thereby reducing our base revenues. Also, the current economic environment has slowed decision making in some of our target markets. We are actively engaged with new prospects in our target markets, but expect the current economic environment may make it difficult to generate substantial new client activity. If these difficult economic conditions persist and consumer confidence remains low, we would expect extended sales cycles to continue throughout 2010, which could impede revenue growth. We will continue to manage our expenses diligently through implementing process improvements and limiting discretionary spending. Despite our cost containment efforts, we expect the overall decline in the level of assets we manage or administer for our clients and the extended sales cycles will result in an overall reduction in our revenues, earnings and our cash flow from operations.

•

We will continue to invest in the Global Wealth Platform and its operational infrastructure because it is vital to our future growth strategy. We anticipate that capitalized development expenditures in 2010 will remain relatively consistent with those in 2009. Our intention is to implement enhancements and upgrades to the platform through a series of releases. The current version of the platform is being offered to private banks and wealth managers in the United Kingdom. Our development efforts over the next two years will be focused primarily on building the necessary functionality in order to service financial institutions and investment advisors in the United States. The capitalized development costs associated with these releases will be amortized over the remaining useful life of the platform. We placed into service a new release in late 2009. The total capitalized cost of this release was $43.7 million which will increase amortization expense by approximately $3.5 million in 2010. As we continue through the project, a larger portion of our total spending will be for maintenance and support of the platform, which could be significant. These costs will be expensed as incurred. Future releases may include enhancements that could replace significant components that currently exist in the platform. If this occurs, we would expense the remaining net book value of previously capitalized development costs of those components that were replaced over its remaining useful life. The remaining net book value of these costs required to be expensed could be material to our earnings.

•

Merger and acquisition activity among banks and other financial services firms may increase as these firms confront the ongoing challenges of a difficult economic environment. Consolidation activities by banks and other financial services firms may cause larger institutions to internalize some, or all, of our outsourcing services. In 2010, our recurring revenues will be negatively impacted from the loss of two previously announced large bank clients in our Private Banks segment as a result of mergers and acquisitions. We expect recurring revenues in this segment will decrease by approximately $2.2 million in the first quarter 2010 and by approximately $4.0 million, on average, beginning in the second quarter 2010, for a total loss in recurring revenues as a result of these client losses of approximately $14.2 million in 2010.

•

In 2009, we purchased all of the remaining SIV securities owned by our money market funds and the Capital Support Agreements with these funds were terminated. At December 31, 2009, the total cost basis of these SIV securities was $309.8 million with an estimated market value of $120.7 million. The lack of any recent trading activity for these SIV securities requires the use of a pricing model to determine their market value (See Fair Value Measurements later in this discussion). The pricing model uses estimates and assumptions pertaining to the underlying collateral that could be wrong which could significantly affect the market value of our SIV securities. Any change in the market value of the SIV securities is recognized in current period earnings. Our intention will be to liquidate these SIV securities at a price we believe is reasonable based on current market conditions; however, the actual amount that we would receive from any liquidation may be significantly less than the current market value of the SIV securities as determined by the pricing model. Additionally, our ability to sell our SIV securities may be limited, which would require us to own the SIV securities for an extended period of time. Our total risk of loss is limited to the aggregate remaining cost basis of the SIV securities, which was $290.9 million as of February 19, 2010. The market value for these SIV securities was $113.8 million as of February 19, 2010. We have recognized $177.1 million in cumulative losses associated with these SIV securities. The amount of additional losses we could potentially recognize pertaining to these SIV securities is limited to the market value of the SIV securities. We do not have any off-

balance sheet exposure pertaining to SIV securities. We will make every effort to effectively manage this risk. In order to finance the purchase of the SIV securities, we borrowed $254.0 million from our credit facility. We made principal payments in December 2009 and February 2010. The repayment of the debt will be made from cash flows generated from our operations and cash flows received from the SIV securities. We are receiving monthly cash distributions from each SIV security we own. As of February 19, 2010, the remaining amount of our outstanding debt was $200.0 million.

Structured Investment Vehicles and Money Market Fund Support

In late 2007, we entered into Capital Support Agreements with the SEI Daily Income Trust Prime Obligation Fund (the SDIT PO Fund), the SEI Daily Income Trust Money Market Fund (the SDIT MM Fund), and the SEI Liquid Asset Trust Prime Obligation Fund (the SLAT PO Fund) (each a Fund or, together, the Funds). We are the advisor to the Funds. Many of our clients are investors in the Funds.

Among other money market instruments, the Funds held senior notes issued by SIVs. SIVs issue commercial paper and other debt securities and use the proceeds to purchase bonds and other long-term debt instruments that are used to collateralize the obligations of the vehicle. The senior notes are collateralized by residential mortgage-backed securities, commercial mortgage-backed securities, corporate collateralized debt obligations and collateralized debt obligations of asset-backed securities. The SIVs owned by the Funds were in technical default because they ceased making payments on their outstanding notes on the scheduled maturity dates. We entered into the Capital Support Agreements to provide the necessary credit support related to the SIV securities owned by the Funds.

On September 30, 2008, we purchased the Gryphon (formerly Cheyne) notes directly from the SDIT MM Fund. The Gryphon notes were the last remaining SIV securities held by this Fund. We paid $15.3 million to the SDIT MM Fund for the purchase of the Gryphon note which was equal to the amortized cost of the Gryphon notes. The Capital Support Agreement with the SDIT MM fund was allowed to lapse after the purchase of the Gryphon notes.

In late 2008, we amended the Capital Support Agreements with the SDIT PO Fund and the SLAT PO Fund. As of December 31, 2008, the amount of our obligation to commit capital to the Funds under the amended agreements was $174.0 million, but this amount was not required to be paid since the Funds did not realize any loss from the sale of the SIV securities. This amount was recorded in Capital Support Agreements in the current liabilities section of our Consolidated Balance Sheet.

During 2009, we purchased all of the remaining SIV securities held by the SLAT PO Fund and SDIT PO Fund for a total purchase price of $313.1 million which was equal to the amortized cost of the SIV securities. As a result of these purchases, our obligations to the Funds were eliminated and the amended agreements were cancelled. The letters of credit posted to collateralize our obligations were also cancelled. In order to finance the purchase of the SIV securities, we borrowed an aggregate $254.0 million under our credit facility.

As of December 31, 2009, we own five SIV securities with an aggregate cost basis of $309.8 million and an aggregate market value of $120.7 million. Through December 31, 2009, we have recognized $189.1 million in cumulative losses from SIV securities. These losses were $5.8 million in 2009, $158.2 million in 2008, and $25.1 million in 2007 and were recorded in Net loss from investments on the Consolidated Statements of Operations. Gryphon is the largest SIV security we own. The aggregate cost basis of the Gryphon notes represents 64 percent of the total cost basis of all SIV securities we own and 59 percent of the total market value. The next largest SIV security we own is Stanfield Victoria. The aggregate cost basis of the Stanfield Victoria notes represents 24 percent of the total cost basis of all SIV securities we own and 25 percent of the total market value. Gryphon and Stanfield Victoria combined represent 88 percent of the total cost basis of the SIV securities we own and 84 percent of the market value. We are receiving cash distributions from all of the SIV securities we own.

Four of the five SIV securities we own have completed restructuring. In January 2010, we sold the one SIV security that had not completed restructuring. We recognized an additional loss of $0.5 million from the sale of this security in January 2010.

Our total risk of loss from SIV securities is limited to the aggregate remaining cost basis of the SIV securities. As of February 19, 2010, the aggregate cost basis of these securities totaled $290.9 million and the total market value was $113.8 million. The amount of additional losses we could potentially recognize pertaining to these SIV securities is limited to the market value of the SIV securities. A hypothetical movement of one percent in the movement in the value of the SIV securities would generate an additional loss of $2.9 million. We do not engage in any lending activities or any other activity that exposes us to a risk of loss associated with the illiquidity issues in the credit markets.

The SIV securities are classified as Trading Securities on the Consolidated Balance Sheets and any change in fair value is recognized in the current period’s earnings. The Capital Support Agreements were considered derivative contracts and any change in the fair value were also recognized in the current period’s earnings. The fair value of the SIV securities we own and the Capital Support Agreements were determined using a net-asset value approach that considers the value of the underlying collateral of the SIV securities. This approach incorporates the use of Level 3 inputs in the fair value hierarchy (See Fair Value Measurements later in this discussion).

Stock-Based Compensation

We recognized approximately $14.5 million, $16.0 million, $28.2 million, respectively, in stock-based compensation expense in 2009, 2008 and 2007.

We expect that certain option grants, which do not vest due to the passage of time, will probably not attain their higher specified diluted earnings per share targets; therefore, we discontinued the amortization of the unrecognized stock-based compensation cost associated with these grants in 2009. These option grants have an unrecognized compensation cost of $21.3 million. We previously recognized $6.2 million of stock-based compensation expense associated with these grants that may be reversed if the earnings per share targets are not achieved. We continuously monitor our estimates of when we believe earnings per share targets may or may not be achieved and make adjustments to the amount of stock-based compensation expense as necessary.

Based upon our current estimate of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Year	Stock-Based Compensation Expense

2010	$18,460
2011	17,519
2012	12,840
2013	7,404
2014	3,717
2015	1,499

$61,439

Business Segments

Private Banks

Year Ended December 31,	2009	2008	Percent Change	2007	Percent Change

Revenues:
Investment processing and software servicing fees	$230,214	$225,994	2%	$220,604	2%
Asset management, administration & distribution fees	84,529	129,466	(35)%	153,312	(16)%
Transaction-based and trade execution fees	46,530	53,040	(12)%	40,006	33%

Total revenues	$361,273	$408,500	(12)%	$413,922	(1)%

Revenues decreased $47.2 million, or 12 percent, in 2009 compared to the prior year. Revenues during 2009 were primarily affected by:

•

Decreased investment management fees from existing international clients due to lower average levels of assets under management from sharply declining capital markets in the fourth quarter 2008 and first quarter 2009;

•	Decreased investment management fees from negative cash flows, particularly from non-U.S. clients;

•	Decreased trade execution fees due to the absence during 2009 of the significant volatility in the capital markets that occurred primarily in the fourth quarter 2008; and

•	Decreased investment processing fees in our GWS solution from existing U.S. clients; partially offset by

•	Increased non-recurring fees relating to mergers and acquisition activity among investment processing clients.

Revenues decreased $5.4 million, or one percent, in 2008 compared to the prior year. Revenues during 2008 were primarily affected by:

•	Decreased investment management fees from existing international clients due to lower assets under management caused by declining capital markets and negative cash flows; and

•	Decreased non-recurring investment processing fees in our GWS solution from existing U.S. clients due to lower implementation fees; partially offset by

•	Increased trade execution fees due to significant volatility in the capital markets during the fourth quarter; and

•	Increased recurring investment processing fees in our GWS and GWTS solutions.

Operating margins were 14 percent in 2009 and 20 percent in 2008. Operating income decreased $29.9 million, or 36 percent, in 2009 compared to the prior year. Operating income in 2009 was primarily affected by:

•	The aforementioned decline in revenues; and

•	Additional amortization expense of $10.1 million related to the shortening in useful life of certain components related to the Global Wealth Platform; partially offset by

•	Decreased direct expenses associated with the lower investment management fees and trade execution fees;

•	Decreased salary, travel and other personnel expenses; and

•	Decreased discretionary marketing and promotion expenses associated with cost containment measures.

Operating margins were 20 percent in 2008 and 2007. Operating income decreased $1.2 million, or one percent, in 2008 compared to the prior year. Operating income in 2008 was primarily affected by:

•	The aforementioned decline in revenues;

•	Increased non-capitalized spending for technology, infrastructure buildout, and personnel associated with the Global Wealth Platform;

•	A full year of amortization expense related to the Global Wealth Platform as compared to a partial year in 2007 due to the mid-year release date of the platform; and

•	Increased direct expenses associated with the increased trade execution fees; partially offset by

•	Decreased direct expenses associated with the lower investment management fees;

•	Decreased stock-based and incentive-based compensation expenses; and

•	Decreased sales compensation expenses due to the reduced amount of sales of new business.

Investment Advisors

Revenues decreased $57.1 million, or 26 percent, in 2009 compared to the prior year. Revenues during 2009 were primarily affected by:

•

Decreased investment management fees from existing clients due to lower average levels of assets under management from sharply declining capital markets in the fourth quarter 2008 and first quarter 2009; and

•	Decreased investment management fees from continued negative net cash flows.

Revenues decreased $36.1 million, or 14 percent, in 2008 compared to the prior year. Revenues during 2008 were primarily affected by:

•	Decreased investment management fees from existing clients due to lower assets under management caused by declining capital markets;

•	Decreased investment management fees from negative net cash flows and client-directed shifts from our equity and fixed-income programs to our liquidity products; and

•	A decrease in the average basis points earned on assets due to client-directed shifts to liquidity products.

Operating margins were 34 percent in 2009 and 45 percent in 2008. Operating income decreased $44.3 million, or 44 percent, in 2009 compared to the prior year. Operating income in 2009 was primarily affected by:

•	The aforementioned decline in revenues; and

•	Additional amortization expense of $3.7 million related to the shortening in useful life of certain components related to the Global Wealth Platform; partially offset by

•	Decreased direct expenses associated with the lower investment management fees;

•	Decreased salary, travel and other personnel expenses; and

•	Decreased discretionary marketing and promotion expenses associated with cost containment measures.

Operating margins were 45 percent in 2008 and 52 percent in 2007. Operating income decreased $33.4 million, or 25 percent, in 2008 compared to the prior year. Operating income in 2008 was primarily affected by:

•	The aforementioned decline in revenues;

•	Increased non-capitalized technology spending related to the Global Wealth Platform;

•	A full year of amortization expense related to the Global Wealth Platform as compared to a partial year in 2007 due to the mid-year release date of the platform; and

•	Increased costs in our operations associated with the higher volume of investment transactions; partially offset by

•	Decreased stock-based and incentive-based compensation expenses; and

•	Decreased sales compensation expenses due to the reduced amount of sales of new business.

Institutional Investors

Revenues decreased $20.4 million, or ten percent, in 2009 compared to 2008 and $1.4 million, or one percent, in 2008 compared with 2007. Revenues during 2009 and 2008 were primarily affected by:

•

Decreased investment management fees from existing clients due to lower assets under management from sharply declining capital markets in the fourth quarter 2008 and first quarter 2009 and client losses; and

•	Decreased investment management fees from unfavorable foreign currency fluctuations in revenues from our international clients; partially offset by

•	Asset funding from new sales of our retirement and not-for-profit solutions; and

•	Asset funding from existing clients.

Operating margins were 44 percent in 2009 and 43 percent in 2008. Operating income decreased $7.5 million, or nine percent, in 2009 compared to the prior year. Operating income during 2009 was primarily affected by:

•	The aforementioned decline in revenues; and

•	A one-time charge of approximately $2.2 million related to an operational error in the third quarter 2009; partially offset by

•	Decreased direct expenses associated with the lower investment management fees;

•	Decreased salary, travel and other personnel expenses;

•	Decreased sales compensation expenses due to the reduced amount of sales of new business; and

•	Decreased discretionary marketing and promotion expenses associated with cost containment measures.

Operating margins were 43 percent in 2008 and 39 percent in 2007. Operating income increased $7.0 million, or nine percent, in 2008 compared to the prior year. Operating income during 2008 was primarily affected by:

•	Decreased stock-based and incentive-based compensation expenses; and

•	Decreased direct expenses related to the decrease in revenues; partially offset by

•	The aforementioned decline in revenues.

Investment Managers

Revenues decreased $9.0 million, or six percent, in 2009 compared to the prior year. Revenues during 2009 were primarily affected by:

•	Negative cash flows from existing hedge fund clients due to lower valuations from capital market declines in the fourth quarter 2008 and first quarter 2009 as well as client redemptions; and

•	Negative cash flows from traditional fund administration clients due to the aforementioned capital market declines; partially offset by

•	Cash flows from new clients, primarily hedge fund clients.

Revenues increased $4.6 million, or three percent, in 2008 compared to the prior year. Revenues during 2008 were primarily affected by:

•	Asset funding from existing clients of hedge fund and separately managed accounts solutions; and

•	Cash flows from new clients, primarily hedge fund clients; partially offset by

•	Client losses, primarily traditional fund administration clients; and

•	Negative cash flows from existing clients, primarily from hedge fund clients, due to lower valuations due to capital market declines as well as client redemptions.

Operating margins were 33 percent in 2009 and 32 percent in 2008. Operating income decreased $1.0 million, or two percent, in 2009 compared to the prior year. Operating income during 2009 was primarily affected by:

•	The aforementioned decline in revenues; partially offset by

•	Decreased salary, travel and other personnel expenses; and

•	Decreased discretionary consulting and outsourcing expenses associated with cost containment measures.

Operating margins were 32 percent in 2008 and 29 percent in 2007. Operating income increased $4.9 million, or 12 percent, in 2008 compared to the prior year. Operating income during 2008 was primarily affected by:

•	The aforementioned increase in revenues; and

•	Decreased stock-based and incentive-based compensation expenses; partially offset by

•	Increased personnel, mainly salary, and other costs for our investment manager operations.

LSV

Revenues decreased $51.3 million, or 19 percent, in 2009 compared with 2008 and $82.4 million in 2008, or 24 percent, in 2008 compared with 2007. Revenues during 2009 and 2008 were primarily affected by:

•

Decreased investment management fees due to lower average levels of assets under management from the sharply declining capital markets in the fourth quarter 2008 and first quarter 2009; partially offset by

•	Increased investment management fees from positive cash flows during the latter half of 2009.

Operating margins were 36 percent in 2009 and 37 percent in 2008. Our earnings from LSV decreased $23.1 million, or 23 percent, in 2009 compared with 2008 and $33.2 million, or 25 percent, in 2008 compared with 2007. Operating income during 2009 and 2008 was primarily affected by:

•	The aforementioned decrease in revenues.

Other

Other Income and Expense Items

Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2009	2008	Percent Change	2007	Percent Change

Net loss from investments	$(4,926)	$(158,018)	(97)%	$(25,395)	N/A
Interest and dividend income	7,281	13,740	(47)%	18,596	(26)%
Interest expense	(3,744)	(3,418)	10%	(4,709)	(27)%
Other income	—	5,577	N/A	2,952	89%

Total other income and expense items, net	$(1,389)	$(142,119)	(99)%	$(8,556)	N/A

Net loss from investments

Net loss from investments consists of:

Year Ended December 31,	2009	2008	2007

Losses from SIV securities owned and Capital Support Agreements	$(5,778)	$(158,182)	$(25,122)
Increase (decrease) in fair value of financial instruments	1,579	(371)	(1,089)
Net realized gain from sales of marketable securities	174	2,515	772
Other-than-temporary declines in market value	(901)	(1,961)	—
Other (losses) gains	—	(19)	44

Net loss from investments	$(4,926)	$(158,018)	$(25,395)

In 2008 and 2009, we purchased all of the SIV securities from SEI-sponsored money market funds covered under the Capital Support Agreements for a total cash purchase price of $328.4 million. As a result of these purchases, the Capital Support Agreements with the funds were canceled. The cash purchase prices paid to the funds were equal to the amortized cost of the securities. We record the SIV securities at fair value and recognize unrealized gains and losses of the securities in current earnings. These unrealized losses from the purchases of the SIV securities, as well as the changes in our obligations related to the Capital Support Agreements, are included in Losses from SIV securities owned and Capital Support Agreements in the preceding table (See “Structured Investment Vehicles and Money Market Fund Support” earlier in this discussion).

Our seed money investment in the LSV-sponsored mutual fund is intended to facilitate the startup of the fund. This mutual fund is a U.S. dollar denominated fund that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the fund are translated into U.S. dollars within the fund. In order to provide some protection for our original investment in this fund, we purchased equity and currency futures contracts as part of an economic hedging strategy to minimize our exposure to price and currency risk. We hold equity futures contracts with a notional value of $4.1 million that are expected to hedge the price risk associated with movements of certain Canadian, Australian and global indices. We also purchased currency futures contracts with a notional value of $2.7 million that are expected to hedge the currency risk associated with movements of the U.S. dollar against the Canadian and Australian dollars since the underlying securities of the fund are predominately denominated in those currencies. The fair value of the futures contracts are netted against the fair value of the investment in the LSV-sponsored fund. Changes in the fair value of the LSV-sponsored fund and the related futures contracts are included in Increase (decrease) in fair value of financial instruments in the preceding table. In consideration of a hypothetical change in the value of the LSV-sponsored fund, a change in the value of our futures contracts are expected to substantially offset the gains or losses associated with the investment and minimize the impact to our earnings.

We had investments in two SEI-sponsored mutual funds which primarily invest in fixed-income securities, including debt securities issued by municipalities and mortgage-backed securities. The market value of these investments steadily decreased since the initial purchase in 2007. In August 2008, we concluded that the earnings potential and near term prospects of some of the issuers of the underlying securities held in the funds were uncertain and that it was unlikely the investments would fully recover from a loss position in the foreseeable future. Due to these reasons, we recorded an other-than-temporary impairment charge of $2.0 million during the third quarter 2008. Subsequently, the market value of these securities declined a further $3.3 million by December 31, 2008. We did not consider this an other-than-temporary decline in market value because of the volatility in the capital markets, the short duration of time since the impairment charge and the our ability and intent to hold onto these securities for a sufficient period to allow for a recovery. In June 2009, it was determined that the decline in market value for one of these investments was other-than-temporary. The cost basis for this investment was adjusted again and an other-than-temporary impairment charge was recognized for $0.9 million. Subsequently, in late 2009, we sold both investments and recognized a gain for $0.4 million. Our impairment charges for these mutual fund investments are included in Other-than-temporary declines in market value in the preceding table. Our gains from the eventual sale of the mutual funds are included in Net realized gain from sales of marketable securities in the preceding table.

Interest and dividend income

Interest and dividend income is primarily based upon the amount of our cash balances and cash equivalents that are invested daily. The decrease in interest income in 2009 compared to 2008 was due to the decline in interest rates earned on our cash balances and lower yields earned from our cash equivalents. The decrease in interest income in 2008 compared to 2007 was due to a decline in interest rates and lower cash balances.

Interest expense

Interest expense in 2009 includes the interest charges and fees related to the borrowings under our credit facility and the borrowings of LSV Employee Group. The increase in interest expense was attributable to the aggregate borrowings of $254.0 million commencing in March 2009 through our credit facility to finance the purchases of SIV securities from our money market funds (See Liquidity and Capital Resources section later in this discussion). We incurred interest expense of approximately $1.9 million in 2009 related to our borrowings under the credit facility. The decline in interest expense in 2008 compared to 2007 is due to the lower amount of outstanding debt of LSV Employee Group and the inclusion of interest expenses associated with other borrowings in 2007.

Interest expense for the debt associated with LSV Employee Group was approximately $1.5 million in 2009, $2.3 million in 2008 and $3.8 million in 2007.

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

Beginning in January 2010, we must adopt new accounting standards pertaining to the consolidation of variable interest entities (VIEs). Previous conclusions reached regarding whether an entity is a VIE and whether or not that entity has a primary beneficiary must be reevaluated under the new guidance. Under previous accounting standards, LSV Employee Group was considered a VIE and the Company was the primary beneficiary.

We reevaluated our previous assessment of LSV and LSV Employee Group and concluded our assessment was unchanged for both entities under the new rules. However, it was determined that we would not be considered the primary beneficiary of LSV Employee Group because we do not have the power to direct the activities of LSV Employee Group that most significantly impact its economic performance either directly or through any financial responsibility from the Guaranty Agreement. LSV Employee Group’s activities are directed by its partners. We are not a partner in LSV Employee Group.

Beginning in January 2010, we will no longer be considered the primary beneficiary of LSV Employee Group and we will lose our controlling interest in LSV. Previously, we had controlled LSV through our combined direct equity interest in LSV and our indirect equity interest in LSV Employee Group. Therefore, we will discontinue consolidating the accounts of both LSV and LSV Employee Group as of January 1, 2010. We will account for our interest in LSV under the equity method beginning in January 2010 and there will be no retained interest in LSV Employee Group (See Note 2 to the Consolidated Financial Statements).

The deconsolidation of LSV will cause a change in the presentation of our consolidated financial statements. Prior period financial statements will not be restated to reflect the deconsolidation of LSV. Our total revenues and expenses will be reduced; however, Net income attributable to SEI and diluted earnings per share will be unaffected. Also, total assets will decrease because of the removal of LSV’s cash and receivables balances. The carrying value of our investment in LSV will be presented as Equity in unconsolidated affiliate on the Consolidated Balance Sheets and our portion of the earnings from LSV will be presented as Equity in the earnings of unconsolidated affiliate on our Consolidated Statement of Operations. Prior year proforma financial information is presented in Note 2 to the Consolidated Financial Statements.

Income Taxes

Our effective tax rate was 33.9 percent in 2009, 38.1 percent in 2008 and 36.6 percent in 2007. The 2009 effective tax rate is lower than prior years due to the recognition of certain tax benefits related to the conclusion of federal and state income tax audits. Our effective tax rate excluding the net reduction relating to tax uncertainties was 37.0 percent. The 2008 effective tax rate was higher than prior years due to state tax impact relating to the expense associated with the Capital Support Agreements. For Pennsylvania state tax purposes, we are required to defer the tax deduction on this expense until cash payment is made. This deferred deduction gives rise to a deferred tax asset, which generally provides future tax savings. However, the usage of this asset is substantially limited due to Pennsylvania’s net operating loss carryforward rules. Therefore, we cannot deduct this expense because the future benefit of this deduction is uncertain.

Fair Value Measurements

The fair value of our financial assets and liabilities are determined in accordance with the fair value hierarchy. The fair value of most of our financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity and fixed-income mutual funds that are quoted daily and Government National Mortgage Association securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial assets and liabilities consist mainly of SIV securities and the Capital Support Agreements. The Capital Support Agreements are considered derivative liabilities, for which the fair value is based principally on the fair value of the SIV securities that were held by our money market funds. Therefore, the fair value of the SIV securities and the Capital Support Agreements were determined from the same model and Level 3 inputs. The Capital Support Agreements were terminated during 2009 (See “Structured Investment Vehicles and Money Market Fund Support” earlier in this discussion). We did not have any financial liabilities at December 31, 2009.

Valuation of SIV Securities

Liquidity issues surrounding collateralized debt obligations and asset-backed securities, coupled with increasing credit quality issues associated with the underlying assets, has greatly affected the fair value of SIV securities. We receive prices for our SIV securities from an independent third party firm except that the fair value for the Stanfield Victoria note at December 31, 2009 was provided by a second independent third party firm. Given the lack of any reliable market data on the SIV securities, both firms utilize a valuation model that employs a net asset approach that considers the value of the underlying collateral of the SIV securities to determine the fair value of the SIV securities. We evaluate the prices received from these firms and consider other information, such as the existence of any current market activity, to determine the fair value of the SIV securities. The underlying collateral is comprised of asset-backed securities and collateralized debt obligations that are specifically identified by its CUSIP or ISIN number.

The valuation model maintained by the third party firm to value the SIV securities (except the Stanfield Victoria note at December 31, 2009) attempts to obtain price quotes for each security that comprises the underlying collateral of the SIV securities. Price quotes are primarily obtained from two pricing vendors that are independent entities of the firm that maintains the valuation model. Other pricing vendors may be used in limited situations when a security quote cannot be obtained from either of the two primary pricing vendors. The average of the two quotes received is used to value each security. A portion of the securities that comprise the underlying collateral of the SIV securities are not priced by the pricing vendors. For these securities that lack price quotes, the last price quote received will be adjusted by the weighted average percentage movement of securities held as collateral within the same sector classification or based upon the weighted average movement of all priced securities. For example, a residential mortgage-backed security that has not received a quote for an extended period of time will be adjusted by the weighted average percentage movement of all quoted residential mortgage-backed securities held as collateral by the SIV security. Additionally, the securities are aggregated by type or sector (i.e. home equity line of credit, sub-prime 1st liens, residential mortgage-backed securities, etc.) and the weighted average quote of all securities within a sector held by the SIV is compared with the range of quotes received for similar securities within the same sector from the trading desk of an affiliate of the third party firm that maintains the SIV valuation model. The weighted average quote of all securities within a sector held by the SIV must be within the range of quotes received from the trading desk within that same sector. If the weighted average quote for all securities within a sector held by the SIV is outside that range, the average quote received from the pricing vendors may be adjusted. In any event, the value assigned to each security held by the SIV will be the lower of (i) the average of the quotes received from the pricing vendors or (ii) the lowest quote received from the trading desk for a similar security.

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

The model used by the second independent firm to determine the fair value of the Stanfield Victoria notes at December 31, 2009 also utilized a net asset approach that attempts to value the underlying collateral of the SIV securities. However, their model does not incorporate the use of pricing vendors but, instead, primarily uses projected cash flows for each individual security that comprises the underlying collateral. The initial step in this process is to classify each security into a specific asset class, such as residential mortgage-backed-securities, commercial mortgage-backed securities, corporate bonds, etc. Data specific to each security is then gathered and analyzed to be utilized in proprietary models to project cash flows relevant to each security. Broad market data is also incorporated into the proprietary models to determine actual realized performance for each security. These models consider a wide variety of variables relative to each asset class. For example, home prices, borrower and collateral characteristics are incorporated to project loan performance for residential mortgage backed securities. Each asset class will utilize different variables. These cash flows are then analyzed by research teams and traders associated with the specific asset classes and may be adjusted for historical performance or portfolio manager judgments that have extensive experience with these securities or similar securities.

Once the underlying assets have been evaluated and their respective cash flows generated, the final step in their model is to assess the capital structure of the SIV. Discounts are incorporated to reflect liquidity and trading constraints relative to our share in the underlying securities. Our stake in the securities that comprise the underlying collateral that do not meet minimum tradable security denominations will incorporate a higher discount rate.

We evaluate any current market transactions for each of the SIV securities if they occur. In the event a market transaction does exist for a SIV security, we evaluate the publicly available information surrounding the transaction in order to assess if the price used represents the fair value for the SIV security. In our opinion, the current market for SIV securities does not represent any orderly and efficient market. Therefore, market prices for any SIV securities do not represent the implied fair value of our SIV securities.

The table below presents a reconciliation for all of our financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to December 31, 2009:

	Trading Securities Issued by SIVs	Other Trading Securities	Capital Support Agreements

Balance, January 1, 2008	$—	$—	$(25,122)
Purchases, issuances and settlements, net	15,034	1,971	—
Transfer of Capital Support Agreement at purchase	(3,044)	—	3,044
Total gains (losses) (realized/unrealized):
Included in earnings	(6,277)	(274)	(151,905)
Included in other comprehensive income	—	—	—
Transfers in and out of Level 3	—	—	—

Balance, December 31, 2008	$5,713	$1,697	$(173,983)

Purchases, issuances and settlements, net	294,762	(1,536)	—
Transfer of Capital Support Agreement at purchase	(179,654)	—	179,654
Total gains (losses) (realized/unrealized):
Included in earnings	(107)	(161)	(5,671)
Included in other comprehensive income	—	—	—
Transfers in and out of Level 3	—	—	—

Balance, December 31, 2009	$120,714	$—	$—

Liquidity and Capital Resources

Year Ended December 31,	2009	2008	2007

Net cash provided by operating activities	$345,471	$284,728	$361,457
Net cash used in investing activities	(338,912)	(86,299)	(96,058)
Net cash provided by (used in) financing activities	167,675	(142,707)	(191,426)

Net increase in cash and cash equivalents	174,234	55,722	73,973

Cash and cash equivalents, beginning of year	416,643	360,921	286,948

Cash and cash equivalents, end of year	$590,877	$416,643	$360,921

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At December 31, 2009, as discussed below, our unused sources of liquidity primarily consisted of cash and cash equivalents. During 2009, we borrowed $254.0 million through our five-year, $300.0 million credit facility to finance the purchase of SIV securities owned by our money market funds (See “Structured Investment Vehicles and Money Market Fund Support” earlier in this discussion). We made a principal payment of

$21.0 million in December 2009. The outstanding balance of the credit facility as of December 31, 2009 was $233.0 million.

Cash and cash equivalents of $590.9 million includes $57.1 million at December 31, 2009 from LSV, of which we have a 42 percent partnership interest (See Note 2 to the Consolidated Financial Statements). Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. As of February 19, 2010, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $368.2 million.

Our credit facility is an unsecured senior revolving line of credit with JPMorgan Chase Bank, N.A., individually and as agent and a syndicate of other lenders. The credit facility is scheduled to expire in July 2012. The availability of the credit facility is subject to the compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. Of all of the covenants, we believe satisfying the leverage ratio could be the most difficult in the future. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). The amount of consolidated indebtedness according to the terms of the covenant include the outstanding debt of LSV Employee Group. We must maintain a ratio of consolidated indebtedness of not more than 2.00 times the amount of EBITDA at December 31, 2009 and a ratio of not more than 1.75 times EBITDA at all times thereafter until the expiration of the agreement. As of December 31, 2009, our leverage ratio is 0.73 times EBITDA. According to the terms of the covenant, we must continue to include the outstanding debt of LSV Employee Group in the calculation of consolidated indebtedness after the deconsolidation of LSV and LSV Employee Group beginning in January 2010 (See “Noncontrolling interest” earlier in this discussion). We do not anticipate that this covenant or any covenant of the credit facility will restrict our ability to utilize the credit facility.

In February 2010, we made a second principal payment of $33.0 million. As of February 19, 2010, the outstanding balance of the credit facility was $200.0 million and the amount that is unrestricted and may be used for general purposes was $100.0 million.

Cash flows from operations increased $60.7 million in 2009 compared to 2008 due primarily to the net change in our working capital accounts. Our working capital accounts were primarily affected by lower expected payments for incentive compensation in 2009 compared to 2008 and lower tax payments resulting from realized losses from SIV securities. If the stabilization of the capital market environment continues, we expect our tax payments will increase in 2010 due to the absence of realized losses from our SIV securities. These increased expected tax payments would negatively affect our cash flows from operations in 2010.

We have long-term contractual agreements with banks and other financial institutions, especially within our Private Banks segment. These banks and financial institutions continue to meet the scheduled payment terms under these contracts. We have no reason to believe that these clients will be unable to satisfy current and future obligations. Additionally, the Investment Managers segment has contractual agreements with managers of hedge funds. There have been recent concerns and issues within the hedge fund industry. We believe our clients are stable and well-respected managers that will continue to remain viable entities over the long-term. These firms continue to meet all of their obligations. Our clients continue to meet their current financial obligations with us. We do not have any significant collectibility issues regarding our receivables as of December 31, 2009 and we have not received any indications that we should anticipate significant collectibility issues regarding our receivables in the near term.

Net cash used in investing activities includes:

•

Purchases, sales and maturities of marketable securities. We had cash outflows of $322.5 million for the purchase of marketable securities in 2009 as compared to $61.6 million in 2008. Marketable securities purchased in 2009 consist primarily of SIV securities acquired from SEI-sponsored money market funds. Sales and maturities of marketable securities, including principal prepayments received from our GNMA and SIV securities, were $52.8 million in 2009 as compared to $60.7 million in 2008.

•

The capitalization of costs incurred in developing computer software. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality of the platform. We capitalized $43.9 million of software development costs in 2009 as compared to $52.0 million in 2008. The decrease in capitalized costs was primarily due to increased maintenance and support for the operation of the platform in 2009, which is not eligible for capitalization (See Note 1 to the Consolidated Financial Statements).

•

Capital expenditures. Our capital expenditures in 2009 and 2008 primarily include new computer-related equipment and associated software for our data center operations. We expect to make additional significant purchases in the first quarter 2010 for data center operations. An expansion project at our corporate headquarters initiated during the second quarter 2008 has been suspended.

Net cash used in financing activities includes:

•

Borrowings on long-term debt. We borrowed an aggregate $254.0 million in 2009 through our credit facility to finance our purchases of SIV securities from our money market funds. There were no borrowings related to our credit facility in 2008.

•

Principal payments of our debt. Principal payments in 2009 are comprised of payments for our credit facility and payments made by LSV Employee Group for amounts included in our debt. We made a principal payment of $21.0 million in 2009 to reduce the outstanding debt associated with our credit facility. LSV Employee Group made principal payments of $11.0 million in 2009 and $20.4 million in 2008.

•

Dividend payments. Cash dividends paid were $30.6 million or $.16 per share in 2009, $28.9 million or $.15 per share in 2008 and $25.7 million or $.13 per share in 2007. Our Board of Directors declared a cash dividend of $.09 per share on December 15, 2009. The dividend was paid on January 21, 2010 for $17.1 million.

•

The repurchase of our common stock. Our Board of Directors has authorized the repurchase of up to $1.6 billion worth of our common stock. Through January 31, 2010, we repurchased approximately 258.0 million shares of our common stock at a cost of $1.5 billion and had $127.5 million of authorization remaining for the purchase of our common stock under this program. Currently, there is no expiration date for our common stock repurchase program. The following table lists information regarding repurchases of our common stock during 2009, 2008, and 2007:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost (in thousands)

2009	3,198,000	$16.92	$54,114
2008	5,778,000	22.44	129,633
2007	7,161,000	28.64	205,085

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for ongoing operations; continued investment in new products and equipment; our common stock repurchase program; principal payments on our debt; and future dividend payments.

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

Contractual Obligations and Contingent Obligations

As of December 31, 2009, the Company is obligated to make payments in connection with its lines of credit, debt obligations, operating leases, maintenance contracts and other commitments in the amounts listed below. The Company has no unrecorded obligations other than the items noted in the following table:

	Total	2010	2011	2012 to 2013	2014 and Thereafter

Line of credit and long-term debt (a)(b)	$260,189	$9,724	$16,266	$234,199	$—
Operating leases and maintenance agreements (c)	54,751	13,653	12,279	11,562	17,257
Other commitments (d)	127	127	—	—	—

Total	$315,067	$23,504	$28,545	$245,761	$17,257

(a)	Amounts include estimated interest expense and commitment fees for our credit facility. See Note 8 to the Consolidated Financial Statements.
(b)	Amounts include the long-term debt of LSV Employee Group. See Note 2 to the Consolidated Financial Statements.
(c)	See Note 11 to the Consolidated Financial Statements.
(d)	Amount includes the portion of uncertain tax liabilities classified as a current liability. The actual cash payment associated with these commitments may differ. See Note 12 to the Consolidated Financial Statements.

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

Fair Value of Financial Assets and Liabilities:

We determine the fair value of our financial assets and liabilities in accordance with the fair value hierarchy. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The accounting standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy describes three levels of inputs that may be used to measure fair value:

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

The use of Level 3 inputs to determine the fair value of our financial assets and liabilities requires considerable judgment by management. Our Level 3 financial assets and liabilities consist of SIV securities we own and the Capital Support Agreements, which are largely dependent on the fair value of the SIV securities held by our money market funds (See Fair Value Measurements section earlier in this discussion).

We review our investments in marketable securities on a quarterly basis with regard to impairment. Some of the factors considered in determining other-than-temporary impairment for our equity securities include, but are not limited to, significant or prolonged declines in the fair value of our investments, our ability and intent to retain the investment for a period sufficient to allow the value to recover, and the financial condition of the investment. Some of the factors considered in determining other-than-temporary impairment for our debt securities include, but are not limited to, our intent to sell the security, the likelihood that we will be required to sell the security before recovering its cost, and our expectation to recover the entire amortized cost basis of the security even if we do not intend to sell the security. After considering these factors, if we believe that a decline is other-than-temporary, the carrying value of the investment is written down to its fair value through current period earnings.

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

We evaluate the carrying value of our capitalized software when circumstances indicate the carrying value may not be recoverable. The review of capitalized software for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. Our capitalized software was developed using mainstream technologies that are industry standards and are based on technology developed by multiple vendors that are significant industry leaders. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. In 2009, we determined that no events or change in circumstances had occurred that would indicate that our capitalized software development costs were impaired (See Note 1 to the Consolidated Financial Statements).

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

New Accounting Pronouncements

In June 2009, The Financial Accounting Standards Board (FASB) updated the accounting standard related to the consolidation of VIEs. The updated standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Furthermore, the standard replaces the quantitative approach previously required for determining the primary beneficiary with a qualitative approach and requires additional disclosures about an enterprises involvement in VIEs. We must adopt this new standard beginning January 1, 2010.

We reevaluated our previous assessment of the LSV Employee Group and determined that it will remain a VIE under the new guidance. However, we would not be considered the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of LSV Employee Group either directly or through any financial responsibility from the guaranty agreement. Additionally, we will no longer have a controlling financial interest in LSV as a result of our combined interest in LSV and LSV Employee Group. We will deconsolidate the accounts of LSV Employee Group and LSV beginning in January 2010. Our financial interest in LSV will be accounted for under the equity method. We have no direct interest in LSV Employee Group.

In February 2010, the FASB issued a final guidance that sets forth additional requirements regarding disclosures of fair value measurements. The new standard requires the gross presentation of activity within the Level 3 fair value measurement rollforward and details of transfers in and out of Level 1 and 2 fair value measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. The new requirements are effective for interim and annual periods beginning in the first quarter 2010 except that the Level 3 rollforward is effective first quarter 2011. We are currently evaluating the new disclosure requirements.

See the discussion of New Accounting Pronouncements in Note 1 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk - Our exposure to changes in interest rates primarily relates to our investment portfolio and our costs of borrowing related to the outstanding debt associated with our credit facility. Our excess cash is principally invested in short-term, highly liquid financial instruments, mainly money market funds, with a substantial portion of such investments having initial maturities of three months or less. The holdings in our investment portfolio most sensitive to interest rate risk include Government National Mortgage Association (GNMA) securities and a short-term mutual fund principally invested in securities of U.S. and foreign commercial banks and government agencies. With the exception of measures taken to support our SEI-sponsored money market funds, we place our investments in financial instruments that meet high credit quality standards. While changes in interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk management transactions.

Additionally, LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. One of these swap agreements terminated on March 31, 2009. The remaining swap agreement has a notional value of $23.8 million. Payments are made every 90 days and the termination date of the swap agreement is January 2011. The net effect from the interest rate swaps on the Company’s earnings during 2009 was minimal.

Item 8.	Financial Statements and Supplementary Data.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of SEI Investments Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of SEI Investments Company and its subsidiaries (“the Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 25, 2010

Consolidated Balance Sheets (In thousands)		SEI Investments Company and Subsidiaries

	December 31,	2009	2008

Assets	Current Assets:
	Cash and cash equivalents	$590,877	$416,643
	Restricted cash	20,000	14,000
	Receivables from regulated investment companies	28,134	28,364
	Receivables, net of allowance for doubtful accounts of $3,348 and $2,656 (Note 4)	184,317	179,845
	Deferred income taxes, net	2,283	84,830
	Other current assets	15,792	15,989

	Total Current Assets	841,403	739,671

	Property and Equipment, net of accumulated depreciation and amortization of $158,113 and $142,240 (Note 4)	146,053	148,124

	Capitalized Software, net of accumulated amortization of $67,894 and $52,113	278,656	270,606

	Investments Available for Sale (Note 6)	55,701	75,380

	Trading Securities (Note 6)	126,196	11,313

	Goodwill (Notes 2 and 3)	22,842	22,842

	Intangible Assets, net of accumulated amortization of $31,182 and $23,523 (Notes 2 and 3)	44,859	52,518

	Other Assets, net	18,098	21,261

	Total Assets	$1,533,808	$1,341,715

The accompanying notes are an integral part of these financial statements.

	Consolidated Balance Sheets (In thousands, except par value)	SEI Investments Company and Subsidiaries

	December 31,	2009	2008

Liabilities and Shareholders’ Equity	Current Liabilities:
	Current portion of long-term debt	$6,400	$7,200
	Accounts payable	2,851	12,308
	Accrued liabilities (Note 4)	152,944	134,776
	Capital Support Agreements (Notes 5 and 7)	—	173,983
	Payable to regulated investment companies	—	97
	Deferred revenue	860	1,530

	Total Current Liabilities	163,055	329,894

	Long-term Debt	247,152	24,332

	Deferred Income Taxes	86,257	104,548

	Other Long-term Liabilities (Note 12)	5,726	4,067

	Commitments and Contingencies (Note 11)

	Equity:

	SEI Investments shareholders’ equity:
	Series Preferred stock, $.05 par value, 50 shares authorized; no shares issued and outstanding	—	—
	Common stock, $.01 par value, 750,000 shares authorized; 190,208 and 191,195 shares issued and outstanding	1,902	1,912
	Capital in excess of par value	522,080	485,721
	Retained earnings	384,483	289,682
	Accumulated other comprehensive income (loss), net	1,258	(8,163)

	Total SEI Investments Shareholders’ Equity	909,723	769,152

	Noncontrolling interest	121,895	109,722

	Total Equity	1,031,618	878,874

	Total Liabilities and Equity	$1,533,808	$1,341,715

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations (In thousands, except per-share data)	SEI Investments Company and Subsidiaries

Year Ended December 31,	2009	2008	2007

Revenues:
Asset management, administration and distribution fees	$773,186	$955,399	$1,091,424
Information processing and software servicing fees	231,807	229,807	230,301
Transaction-based and trade execution fees	55,555	62,713	47,303

Total revenues	1,060,548	1,247,919	1,369,028

Expenses:
Commissions and fees	147,545	171,972	176,523
Compensation, benefits and other personnel	289,178	309,870	350,150
Consulting, outsourcing and professional fees	81,694	103,789	94,642
Data processing and computer related	45,403	44,602	42,189
Facilities, supplies and other costs	66,882	74,378	74,413
Amortization	44,608	24,927	17,589
Depreciation	21,531	22,032	19,547

Total expenses	696,841	751,570	775,053

Income from operations	363,707	496,349	593,975

Net loss from investments	(4,926)	(158,018)	(25,395)
Interest and dividend income	7,281	13,740	18,596
Interest expense	(3,744)	(3,418)	(4,709)
Other income	—	5,577	2,952

Net income before income taxes	362,318	354,230	585,419

Income taxes	89,886	86,703	151,182

Net income	$272,432	$267,527	$434,237

Less: Net income attributable to the noncontrolling interest	(98,097)	(128,273)	(174,428)

Net income attributable to SEI Investments Company	$174,335	$139,254	$259,809

Basic earnings per common share	$0.91	$0.73	$1.32

Diluted earnings per common share	$0.91	$0.71	$1.28

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income (In thousands)	SEI Investments Company and Subsidiaries

Year Ended December 31,	2009	2008	2007

Net income	$272,432	$267,527	$434,237

Other comprehensive gain (loss), net of tax:

Foreign currency translation adjustments	8,734	(18,961)	2,728

Unrealized holding gain (loss) on investments:

Unrealized holding gains (losses) during the period, net of income taxes of $(1,065), $1,522 and $89	2,124	(2,484)	—

Less: reclassification adjustment for gains (losses) realized in net income, net of income taxes of $(222), $(107) and $220	360	144	(376)

Total other comprehensive gain (loss), net of taxes	11,218	(21,301)	2,352

Comprehensive income	283,650	246,226	436,589

Less: Comprehensive income attributable to noncontrolling interest	(99,894)	(123,123)	(174,262)

Comprehensive income attributable to SEI Investments	$183,756	$123,103	$262,327

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Equity (In thousands)	SEI Investments Company and Subsidiaries

Year Ended December 31,	2009	2008	2007

Shares of Common Stock
Beginning balance	191,195	194,375	98,953
Stock dividend	—	—	98,155
Purchase and retirement of common stock	(3,198)	(5,778)	(5,227)
Issuance of common stock under the employee stock purchase plan	156	144	90
Issuance of common stock upon exercise of stock options	2,055	2,454	2,404

Ending balance	190,208	191,195	194,375

Common Stock
Beginning balance	$1,912	$1,944	$990
Stock dividend	—	—	982
Purchase and retirement of common stock	(32)	(58)	(52)
Issuance of common stock under the employee stock purchase plan	2	1	—
Issuance of common stock upon exercise of stock options	20	25	24

Ending balance	$1,902	$1,912	$1,944

Capital In Excess of Par Value
Beginning balance	$485,721	$445,474	$363,815
Purchase and retirement of common stock	(6,970)	(11,666)	(14,520)
Issuance of common stock under the employee stock purchase plan	2,035	2,830	2,908
Issuance of common stock upon exercise of stock options	21,607	25,601	41,377
Stock-based compensation	13,962	16,010	28,195
Tax benefit on stock options exercised	5,725	7,472	23,699

Ending balance	$522,080	$485,721	$445,474

Retained Earnings
Beginning balance	$289,682	$298,975	$258,069
Net income attributable to SEI Investments Company	174,335	139,254	259,809
Stock dividend	—	—	(982)
Purchase and retirement of common stock	(47,112)	(117,911)	(190,512)
Dividends declared	(32,422)	(30,636)	(27,409)

Ending balance	$384,483	$289,682	$298,975

Accumulated Other Comprehensive Income (Loss)
Beginning balance	$(8,163)	$7,988	$5,470
Other comprehensive income	9,421	(16,151)	2,518

Ending balance	$1,258	$(8,163)	$7,988

Total SEI Investments Shareholders’ Equity	$909,723	$769,152	$754,381

Noncontrolling interest	$121,895	$109,722	$138,151

Total Equity	$1,031,618	$878,874	$892,532

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows (In thousands)	SEI Investments Company and Subsidiaries

Year Ended December 31,	2009	2008	2007

Cash flows from operating activities:

Net income	$272,432	$267,527	$434,237

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,139	46,959	37,136
Payments to partners of LSV	(87,337)	(144,399)	(147,313)
Stock-based compensation	14,503	16,010	28,195
Provision for losses on receivables	692	(376)	302
Gain on sale of joint venture	—	—	(2,952)
Deferred income tax (benefit) expense	67,265	(34,727)	420
Net realized losses from investments	178,007	7,196	274
Capitalized interest	—	(5,577)	—
Other-than-temporary declines in market value	901	1,961	—
Change in other long-term liabilities	1,659	(7,828)	11,895
Other	3,508	(25,210)	(6,201)
Change in current assets and liabilities:
Decrease (increase) in:
Receivables from regulated investment companies	230	9,834	(598)
Receivables	(3,885)	56,527	(29,299)
Other current assets	197	(1,422)	(2,253)
Increase (decrease) in:
Accounts payable	(9,457)	3,618	1,571
Capital Support Agreements	(173,983)	148,861	25,122
Payable to regulated investment companies	(97)	(504)	343
Accrued expenses	15,367	(54,200)	10,132
Deferred revenue	(670)	478	446

Total adjustments	73,039	17,201	(72,780)

Net cash provided by operating activities	$345,471	$284,728	$361,457

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows (In thousands)	SEI Investments Company and Subsidiaries

Year Ended December 31,	2009	2008	2007

Cash flows from investing activities:

Additions to restricted cash	(6,000)	(3,750)	—
Additions to property and equipment	(19,272)	(26,326)	(32,969)
Additions to capitalized software	(43,944)	(51,976)	(61,350)
Purchases of marketable securities	(322,528)	(61,648)	(73,364)
Prepayments and maturities of marketable securities	32,002	33,779	26,258
Sales of marketable securities	20,830	26,924	42,598
Cash paid for purchase of joint venture	—	(3,302)	—
Cash received from sale of joint venture	—	—	3,116
Other	—	—	(347)

Net cash used in investing activities	(338,912)	(86,299)	(96,058)

Cash flows from financing activities:

Proceeds from borrowings on long-term debt	254,000	—	—
Payments on long-term debt	(31,980)	(20,439)	(28,667)
Purchase and retirement of common stock	(53,136)	(129,251)	(205,084)
Proceeds from issuance of common stock	23,664	28,457	44,309
Tax benefit on stock options exercised	5,725	7,472	23,699
Payment of dividends	(30,598)	(28,946)	(25,683)

Net cash provided by (used in) financing activities	167,675	(142,707)	(191,426)

Net increase in cash and cash equivalents	174,234	55,722	73,973

Cash and cash equivalents, beginning of year	416,643	360,921	286,948

Cash and cash equivalents, end of year	$590,877	$416,643	$360,921

Interest paid	$4,676	$3,629	$5,009
Income taxes paid	$9,052	$126,269	$126,356

Non-cash financing activities
Dividends declared but not paid	$17,121	$15,297	$13,607

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements (all figures are in thousands except per-share data)	SEI Investments Company and Subsidiaries

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and entities in which it holds a controlling financial interest. The Company determines whether it has a controlling financial interest either by its decision-making ability through voting interests or by the extent of the Company’s participation in the economic risks and rewards of the entity through variable interests. The Company accounts for noncontrolling interests in consolidated entities for which the Company’s controlling financial interest is less than 100 percent. The Company’s principal subsidiaries are SEI Investments Distribution Co. (SIDCO), SEI Investments Management Corporation (SIMC), SEI Private Trust Company (SPTC), SEI Trust Company (STC), and SEI Investments (Europe) Limited (SIEL). All intercompany accounts and transactions have been eliminated.

In January 2009, the Company adopted new accounting guidance that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This new guidance also required the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. Prior period financial statements were required to be reclassified to conform to current period presentation.

Variable Interest Entities

The Company has or had involvement with various variable interest entities (VIE or VIEs). These VIEs consist of LSV Employee Group, SEI-sponsored money market funds, and other investment products. The primary beneficiary of a VIE must consolidate the VIE into its financial statements. The primary beneficiary is determined to be the entity that absorbs more than 50 percent of the expected losses or gains if none is determined from losses. In considering the design of the VIEs, there are two sources of variability: 1) the value of the expected returns on the investments, and 2) the amount of expected fees paid to the Company. The Company’s assessment regarding each of its VIEs is as follows:

LSV Employee Group

In 2006, the Company provided an unsecured guaranty with the lenders of LSV Employee Group in order to facilitate the acquisition of a partnership interest in LSV (See Note 2). As a result of this transaction, it was determined that LSV Employee Group is a VIE because the partners of LSV Employee Group do not have any equity at risk because the Company guaranteed the loan. The Company also was the primary beneficiary because the guaranty agreement would require the Company to absorb any loss in the event of default on the loan by LSV Employee Group.

SEI-sponsored Money Market Funds

In 2007, the Company entered into Capital Support Agreements with three SEI-sponsored money market funds to protect the money market fund shareholders from absorbing the credit losses associated with senior notes issued by structured investment vehicles (SIV or SIVs). At the time the Company provided the Capital Support Agreements, the funds became VIEs; however, management concluded the Company was not the primary beneficiary. Subsequently, the Company purchased the SIV securities from the money market funds and the Capital Support Agreements with these funds were cancelled. Due to the termination of the Capital Support Agreements, these funds are no longer considered VIEs (See Note 7).

Investment Products

The Company has created numerous investment products for its clients in various types of legal entity structures. The Company serves as the Manager, Administrator and Distributor for these investment products and may also serve as the Trustee for some of the investment products. Clients are the equity investors and participate equally in the net income and net capital gains of the products, and on liquidation, will participate equally in the remaining net assets of the products after satisfaction of outstanding liabilities.

An entity that lacks decision-making rights is a VIE. In some circumstances, the Manager or Trustee of the Company’s investment products controls the governing decisions about the investment activities with respect to the investment products’ ongoing operations without the equity investors possessing kick-out rights which would give them the right to remove the Manager or Trustee. Therefore, the equity investors, as a group, do not have the ability to make decisions that have an impact on the ongoing activities of such investment products. Consequently, some of the Company’s investment products have been determined to be VIEs at inception.

The VIEs are marketed with investment objectives to generate positive returns; however, the nature of such investments exposes the investors to the risk that the value of the VIEs may increase or decrease. The purpose and design of the VIEs are to achieve the investment objective by implementing strategies which are designed to minimize potential losses; however, there is no assurance given that these strategies will be successful.

The Company has insignificant equity invested in some of the VIEs and does not have an obligation to enter into any guarantee agreements with the VIEs. The fees paid to the decision maker of a VIE are considered to be variable interests if the decision maker is not subject to substantive kick-out rights. The fees paid to the Company represent a variable interest based on the fact the decision maker is not subject to substantive kick-out rights.

The Company is not the primary beneficiary of the VIEs because the expected fees of the decision maker relative to the expected returns of the VIE to the equity investor holders does not approach 50 percent of the expected losses or gains of the VIEs. Therefore, the Company is not required to consolidate any investment products that are VIEs into its financial statements. The Company’s variable interest in the VIEs, which consists of management fees, would not be considered a significant variable interest.

New Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (FASB) updated the accounting standard related to the consolidation of VIEs. The updated standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, eliminates the quantitative approach previously required for the determination of the primary beneficiary and replaces it with a qualitative approach and requires additional disclosures about an enterprise’s involvement in VIEs. The Company must adopt this new standard beginning January 1, 2010.

As of January 1, 2010, the Company reevaluated its previous assessment of LSV Employee Group and concluded that it would remain a VIE. However, it was determined that the Company would not be considered the primary beneficiary because it does not have the power to direct the activities that most significantly impact the economic performance of LSV Employee Group either directly or through any financial responsibility from the Guaranty Agreement. The Company will deconsolidate the accounts of LSV Employee Group beginning in January 2010. The Company is not a partner nor does it have any direct equity interest in LSV Employee Group (See Note 2).

In January 2010, the FASB deferred the updated standard for certain investment entities. The deferral allows asset managers that have no obligation to fund potentially significant losses of an investment entity to continue to apply the previous accounting guidance to investment entities that have attributes of entities as defined in the “Investment Company Guide.” The deferral will likely apply to many mutual funds, hedge funds, private equity funds, venture capital funds, and certain other types of entities. Also, the FASB decided to defer the updated standard for money market funds subject to Rule 2a-7 of the Investment Company Act of 1940. The Company believes all of its entities sponsoring investment products would qualify for the deferral and will continue to apply the previous accounting guidance.

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

Out of Period Adjustments

During the three month period ended December 31, 2008, the Company recorded an adjustment related to interest costs associated with borrowings in prior years when the Company was involved with various capital projects. Prior to that quarter, the Company incorrectly expensed all interest costs rather than capitalizing a portion of these costs as part of the cost basis of these capital projects. The Company did not have any interest costs in 2008 eligible for capitalization. The Company does not believe these prior period adjustments were quantitatively or qualitatively material to the financial results for any of its previously issued annual or interim financial statements through September 30, 2008. Had these errors been recorded in the proper periods, Net income would increase by $3,740 in 2007 and years prior. Retained earnings on January 1, 2006 would increase by $3,265. As a result, the Company did not restate any previously issued annual or interim financial statements. The net impact of the adjustments was an increase in Net income before taxes of $5,577 and an increase in Net income of $3,453 ($.02 diluted earnings per share) in the fourth quarter 2008. These non-cash adjustments were recognized in Other income on the accompanying Consolidated Statements of Operations and did not have any effect on any of the Company’s business segments.

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

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include $438,690 and $282,155 at December 31, 2009 and 2008, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. Cash includes $57,061 and $60,515 at December 31, 2009 and 2008, respectively, from LSV.

Restricted Cash

Restricted cash includes $17,000 and $14,000 at December 31, 2009 and 2008, respectively, segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers. Restricted cash at December 31, 2009 also includes $3,000 segregated for regulatory purposes related to trade-execution services conducted by SIEL.

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

Marketable Securities

The classification of investments in marketable securities is determined at the time of purchase and reevaluated at each balance sheet date. Debt and equity securities classified as available-for-sale are reported at fair value as determined by the most recently traded price of each security at the balance sheet date. Unrealized gains and losses, net of income taxes, are reported as a separate component of comprehensive income. SIDCO, the Company’s broker-dealer subsidiary, reports changes in fair value of marketable securities through current period earnings due to specialized accounting practices related to broker-dealers in securities. The Company records all of its trading securities on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in current period earnings. The specific identification method is used to compute the realized gains and losses on all of the Company’s marketable securities (See Note 6).

The Company evaluates the realizable value of its marketable securities on a quarterly basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Some of the factors considered in determining other-than-temporary impairment for equity securities include, but are not limited to, significant or prolonged declines in the fair value of the investments, the Company’s ability and intent to retain the investment for a period sufficient to allow the value to recover, and the financial condition of the investment. Some of the factors considered in determining other-than-temporary impairment for debt securities include, but are not limited to, the intent of management to sell the security, the likelihood that the Company will be required to sell the security before recovering its cost, and management’s expectation to recover the entire amortized cost basis of the security even if there is no intent to sell the security.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy describes three levels of inputs that may be used by the Company to measure fair value:

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

See Note 5 for information on related disclosures regarding fair value measurements.

Capitalized Software

Costs incurred for the development of internal use software to be offered in a hosting arrangement is capitalized during the development stage of the software application. These costs include direct external and internal costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary and post-implementation stages of the software application are expensed as incurred. Costs associated with significant enhancements to a software application are capitalized while costs incurred to maintain existing software applications are expensed as incurred. The capitalization of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. Capitalized software development costs during these past several years relates to the development of the Global Wealth Platform (GWP). GWP will provide the technology platform that will enhance many of our business solutions. The initial version of GWP was placed into service in July 2007. Enhancements and upgrades will occur through a series of releases that will eventually provide the full functionality of GWP servicing clients across multiple jurisdictions. As of December 31, 2009, the net book value of GWP was $275,477 (net of accumulated amortization of $39,666), including $1,175 of capitalized software development costs in-progress associated with future releases to GWP. The Company capitalized $43,944, $56,162, and $61,350 of software development costs during 2009, 2008, and 2007, respectively. The amount capitalized in 2008 includes $4,186, net of $382 in accumulated amortization, consisting of an out-of-period adjustment for interest costs on outstanding borrowings of the Company for the years 2002 through 2007.

Amortization of capitalized software development costs begins when the product is ready for its intended use. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily 3 to 15 years, with a weighted average remaining life of approximately 12.4 years. Amortization expense was $35,894, $16,980, and $9,680 in 2009, 2008, and 2007, respectively, and is included in Amortization expense on the accompanying Consolidated Statements of Operations. GWP has an estimated useful life of 15 years and a weighted average remaining life of 12.5 years. The Company abandoned certain components within GWP that were replaced with the most recent release that occurred in late 2009. The useful life of these components was shortened so that the remaining net book value of $15,502 was fully amortized commensurate with the new release. Amortization expense in 2009 on the Consolidated Statements of Operations includes $15,502 of accelerated amortization for these components.

The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. In 2009 and 2008, the Company determined that no events or change in circumstances had occurred that would indicate that capitalized software development costs were impaired. Therefore, the Company did not recognize any impairment charges for any of its capitalized software development costs in 2009 or 2008.

Goodwill and Other Intangible Asset

Goodwill on the Company’s balance sheets is not amortized but is reviewed for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The provisions of accounting guidance require that a two-step, fair value based test be performed to assess goodwill for impairment. In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The second step requires an allocation of fair value to the individual assets and liabilities using a purchase price allocation in order to determine the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recognized. The Company estimates the fair value of the LSV reporting unit primarily based upon an earnings multiple approach. This approach requires an estimate of future expected cash flows from the LSV reporting unit which involves significant assumptions by management.

The Company reviews long-lived assets and identifiable definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. For purposes of recognizing and measuring an impairment loss, a long-lived asset is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent. It is impossible to distinguish between the cash flows generated by goodwill and intangible assets and, therefore, the LSV other intangible asset is grouped with all of the other assets of LSV, including Goodwill, for purposes of recognizing and measuring an impairment loss. To date, the Company has not recognized any impairment loss for any of its Goodwill or Other Intangible Assets.

The Company is amortizing its intangible assets on a straight-line basis over eight and a half to ten years (See Notes 2 and 3).

Income Taxes

The Company applies the asset and liability approach to account for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

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

Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations in the periods in which they occur, and are immaterial for each of the years in the three year period ended December 31, 2009.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income attributable to SEI Investments common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to SEI Investments common shareholders by the combination of the weighted average number of common shares outstanding and the dilutive potential common shares, such as stock options, outstanding during the period. The calculations of basic and diluted earnings per share for 2009, 2008, and 2007 are:

	For the Year ended December 31, 2009
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount

Basic earnings per common share	$174,335	190,821	$0.91
Dilutive effect of stock options	—	962

Diluted earnings per common share	$174,335	191,783	$0.91

	For the Year ended December 31, 2008
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount

Basic earnings per common share	$139,254	192,057	$0.73
Dilutive effect of stock options	—	3,176

Diluted earnings per common share	$139,254	195,233	$0.71

	For the Year ended December 31, 2007
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount

Basic earnings per common share	$259,809	196,120	$1.32
Dilutive effect of stock options	—	6,111

Diluted earnings per common share	$259,809	202,231	$1.28

Employee stock options to purchase approximately 22,997,000, 13,654,000, and 6,099,000 shares of common stock, with an average exercise price per share of $21.47, $23.26, and $29.63, were outstanding during 2009, 2008, and 2007, respectively, but not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive (See Note 9).

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

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that are excluded from net income. For the Company, comprehensive income includes unrealized gains and losses on available for sale securities and foreign currency translation adjustments. The Company presents comprehensive income in its Consolidated Statements of Comprehensive Income. Components of Accumulated other comprehensive income (loss) consisted of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) On Investments	Accumulated Other Comprehensive Income (Loss)
Total accumulated comprehensive income at January 1, 2007	$6,446	$1,192	$7,638

Less: Total accumulated comprehensive income attributable to noncontrolling interest at January 1, 2007	(2,168)	—	(2,168)

Total accumulated comprehensive income attributable to SEI Investments Company at January 1, 2007	$4,278	$1,192	$5,470

Total comprehensive loss	2,728	(376)	2,352

Less: Total comprehensive loss attributable to noncontrolling interest	166	—	166

Total comprehensive income attributable to SEI Investments Company	$2,894	$(376)	$2,518

Total accumulated comprehensive income at December 31, 2007	9,174	816	9,990

Less: Total accumulated comprehensive income attributable to noncontrolling interest at December 31, 2007	(2,002)	—	(2,002)

Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2007	$7,172	$816	$7,988

Total comprehensive loss	(18,961)	(2,340)	(21,301)

Less: Total comprehensive loss attributable to noncontrolling interest	5,150	—	5,150

Total comprehensive income attributable to SEI Investments Company	$(13,811)	$(2,340)	$(16,151)

Total accumulated comprehensive loss at December 31, 2008	(9,787)	(1,524)	(11,311)

Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2008	3,148	—	3,148

Total accumulated comprehensive loss attributable to SEI Investments Company at December 31, 2008	$(6,639)	$(1,524)	$(8,163)

Total comprehensive income	8,734	2,484	11,218

Less: Total comprehensive income attributable to noncontrolling interest	(1,797)	—	(1,797)

Total comprehensive income attributable to SEI Investments Company	$6,937	$2,484	$9,421

Total accumulated comprehensive income (loss) at December 31, 2009	(1,053)	960	(93)

Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2009	1,351	—	1,351

Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2009	$298	$960	$1,258

Noncontrolling Interest

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Statements of Changes in Equity:

Year Ended December 31,	2009	2008	2007

Noncontrolling interest
Beginning balance	$109,722	$138,151	$111,548
Net income attributable to noncontrolling interest	98,097	128,273	174,428
Foreign currency translation adjustments	1,797	(5,150)	(166)
Distributions to noncontrolling interests	(87,337)	(144,399)	(147,313)
Other	(384)	(7,153)	(346)

Ending balance	$121,895	$109,722	$138,151

New Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ended after September 15, 2009. The Codification did not change GAAP and did not have any impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued a final Accounting Standards Update that sets forth additional requirements and guidance regarding disclosures of fair value measurements. The new standard requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. The new requirements and guidance are effective for interim and annual periods beginning in the first quarter 2010 except that the Level 3 rollforward is effective in the first quarter 2011. The Company is currently evaluating the new disclosure requirements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Subsequent Events

The Company has performed an evaluation of subsequent events through February 25, 2010, which is the date the financial statements were issued.

Note 2 – LSV and LSV Employee Group

The Company has an investment in the general partnership LSV, a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a number of SEI-sponsored mutual funds. The Company’s total partnership interest in LSV was approximately 43 percent during 2008 and the first three months of 2009. On April 1, 2009, the Company’s total partnership interest was reduced to approximately 42 percent (See Issuance of Partnership Interest below).

LSV Employee Group is owned by several current employees of LSV and was formed for the sole purpose of owning a partnership interest in LSV. The Company does not own any interest in LSV Employee Group.

In 2006, two partners of LSV, excluding the Company, sold in the aggregate an eight percent interest in LSV to LSV Employee Group. The Company entered into a Guaranty Agreement with LSV Employee Group, Bank of America, N.A. as administrative agent (the Agent), and certain other lenders in order to facilitate the acquisition of this eight percent partnership interest. LSV Employee Group obtained financing from the Agent and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement (see LSV Employee Group Term Loan below).

Pursuant to the terms and conditions of the Guaranty Agreement, the Company agreed to provide an unsecured guaranty to the lenders of all obligations of LSV Employee Group under the Credit Agreement. In the event of default by LSV Employee Group, the lenders have the right to seek payment from the Company of all obligations of LSV Employee Group under the Credit Agreement. As recourse for such payment, the Company will be subrogated to the rights of the lenders under the Credit Agreement and the Guaranty Agreement, including the security interest in the pledged interests transferred to LSV Employee Group.

As a result of this transaction, LSV Employee Group meets the definition of a variable interest entity and the Company is the primary beneficiary. Also, given the Company’s direct ownership of 43 percent in LSV at the time of this transaction and its controlling interest in LSV Employee Group, which resulted in an additional eight percent interest in LSV, the Company therefore consolidates the assets, liabilities and operations of LSV and LSV Employee Group in its Consolidated Financial Statements. The Company’s direct ownership in LSV at the time of this transaction in January 2006 was unchanged, or approximately 43 percent. The other existing partners of LSV own the remaining 57 percent and included in Noncontrolling interest.

The Company determined that $72,220 of the $92,000 purchase price related to identifiable intangible assets and the remaining $19,780 was goodwill. The identifiable intangible assets have an estimated life of ten years and are amortized on a straight-line basis. The Company recognized $7,222 in amortization expense in 2009, 2008 and 2007, which is reflected in Amortization expense on the accompanying Consolidated Statement of Operations.

	2009	2008

Intangible asset, at cost	$72,220	$72,220
Accumulated amortization	(28,888)	(21,666)

Net book value	$43,332	$50,554

Amortization expense associated with the assets of LSV Employee Group was allocated to Noncontrolling interest and had no impact on net income attributable to the Company. The estimated amortization expense related to the intangible assets for each year from 2010 through 2015 is $7,222.

LSV Employee Group Term Loan

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from Bank of America, N.A. (formerly LaSalle Bank National Association) and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan is $82,800. The principal amount and interest of the term loan are to be paid in quarterly installments. The total outstanding principal balance of the term loan must be paid in full by January 2011. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. The term loan contains various covenants, none of which negatively affect the Company’s liquidity or capital resources. LSV Employee Group was in compliance with all covenants during 2009.

As of December 31, 2009, the remaining unpaid principal balance of the term loan was $20,552, of which $6,400 is classified as current and included in Current portion of long-term debt and the remaining $14,152 is included in Long-term debt on the accompanying Consolidated Balance Sheets. LSV Employee Group made principal payments totaling $10,980 and $20,439 during 2009 and 2008, respectively. The average rates applied to the loan throughout 2009, 2008 and 2007 were 1.34 percent, 4.08 percent and 6.19 percent, respectively. Interest expense for 2009, 2008 and 2007 on the Consolidated Statements of Operations includes $1,510, $2,285 and $3,762, respectively, in interest costs associated with the borrowings of LSV Employee Group which was allocated to Noncontrolling interest and had no impact on net income attributable to the Company.

LSV Employee Group made a principal payment of $2,285 in January 2010. The remaining principal balance of the term loan at January 31, 2010 was $18,267. The Company currently has no obligation of payment relating to the term loan of LSV Employee Group.

The book value of LSV Employee Group’s long-term debt is considered to be representative of its fair value based upon an estimation using borrowing rates currently available for bank loans with similar terms and maturities.

The aggregate maturities of the LSV Employee Group’s long-term debt are scheduled to occur as follows: $6,400 in 2010 and $14,152 in 2011. These amounts do not include the principal payment of $2,285 made by LSV Employee Group in January 2010.

LSV Employee Group entered into two interest rate swap agreements to convert its floating rate long-term debt to fixed rate debt. One of these swap agreements terminated on March 31, 2009. The remaining swap agreement has a notional value of $23,840. Payments are made every 90 days and the termination date of the remaining swap agreement is January 2011. The net effect from the interest rate swaps on the Company’s earnings during 2009, 2008 and 2007 was minimal.

Issuance of Partnership Interest

In March 2009, certain partners (the Contributing Partners) of LSV, including the Company, agreed to designate a portion of their partnership interest for the purpose of providing an interest in LSV to a select group of key employees.

In April 2009, the Contributing Partners agreed to provide certain employees an interest in LSV from the Contributing Partners, thereby reducing the Company’s interest in LSV to approximately 42 percent. The Company’s direct interest in LSV and its indirect interest in LSV through LSV Employee Group was reduced to less than 50 percent. The Company evaluated the effect of this transaction and determined that the reduction of the Company’s interest of less than one percent in LSV was not a significant economic event that had any effect on the control of the operations or affairs of LSV. The Company’s controlling interest in LSV was unchanged. The Company continued to consolidate the assets, liabilities and operations of LSV and LSV Employee Group during 2009.

Deconsolidation of LSV and LSV Employee Group

Beginning in January 2010, the Company must adopt new accounting standards pertaining to the consolidation of VIEs. Previous conclusions reached regarding whether an entity is a VIE and whether or not that entity has a primary beneficiary must be reevaluated under the new guidance. Under previous accounting standards, LSV Employee Group was considered a VIE and the Company was the primary beneficiary.

The Company reevaluated its previous assessment of LSV and LSV Employee Group and concluded the VIE assessment was unchanged for both entities under the new rules. However, it was determined that the Company would not be considered the primary beneficiary of LSV Employee Group because it does not have the power to direct the activities of LSV Employee Group that most significantly impact its economic performance either directly or through any financial responsibility from the Guaranty Agreement. LSV Employee Group’s activities are directed by its partners. The Company is not a partner in LSV Employee Group.

Beginning in January 2010, the Company will no longer be considered the primary beneficiary of LSV Employee Group, which will result in the Company losing its controlling interest in LSV. Previously, the Company had controlled LSV through its combined direct equity interest in LSV and its indirect equity interest in LSV Employee Group. The Company will discontinue consolidating the accounts of both LSV and LSV Employee Group as of January 1, 2010. The Company will account for its interest in LSV under the equity method beginning in January 2010 and there will be no retained interest in LSV Employee Group.

Transition rules require any adjustment in the difference between the carrying amount of the investment in the entities be recognized as a cumulative effect adjustment in the year of adoption. Prior period information is not restated.

The following proforma information is included to present the Consolidated Balance Sheets and Consolidated Statements of Operations to reflect the deconsolidation of LSV and LSV Employee Group:

Proforma Condensed Balance Sheets December 31,	2009	2008

Cash and cash equivalents	$532,552	$356,122
Restricted cash	20,000	14,000
Receivables from regulated investment companies	28,134	28,364
Receivables, net	117,925	122,537
Other current assets	17,450	100,458

Total Current Assets	716,061	621,481

Property and Equipment, net	144,252	147,286
Capitalized software, net	278,656	270,606
Investments available for sale	55,671	75,350
Trading securities	126,196	11,313
Equity in unconsolidated affiliate	56,698	54,800
Other assets, net	18,023	21,127

Total Assets	$1,395,557	$1,201,963

Current liabilities	148,014	314,590
Long-term debt	233,000	—
Deferred income taxes	86,257	104,548
Other long-term liabilities	5,726	4,067

Total SEI Investments Shareholders’ Equity	909,723	769,152
Noncontrolling interest	12,837	9,606

Total Equity	922,560	778,758

Total Liabilities and Equity	$1,395,557	$1,201,963

Proforma Condensed Statement of Operations Year ended December 31,	2009	2008	2007

Revenues	$848,587	$984,651	$1,023,383

Expenses	(658,434)	(714,758)	(735,436)

Income from operations	190,153	269,893	287,947

Other income (expense), net	87	(140,320)	(6,571)

Net income before income taxes	190,240	129,573	281,376

Income taxes	89,886	86,703	151,182
Equity in the earnings of unconsolidated affiliate	75,415	98,971	133,443

Net income	$175,769	$141,841	$263,637

Less: Net income attributable to the noncontrolling interest	(1,434)	(2,587)	(3,828)

Net income attributable to SEI Investments	$174,335	$139,254	$259,809

Diluted earnings per common share	$0.91	$0.71	$1.28

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

The Company identified an intangible asset related to customer contracts that met the contractual-legal criterion for recognition apart from goodwill. The fair value of the intangible asset was determined to be $3,821 with a definite life of eight and a half years. The identified intangible asset is amortized on a straight-line basis. The Company recognized $437 of amortization expense during 2009 and 2008, which is reflected in Amortization expense on the accompanying Consolidated Statement of Operations.

	2009	2008

Intangible asset, at cost	$3,821	$3,821
Accumulated amortization	(2,294)	(1,857)

Net book value	$1,527	$1,964

The estimated amortization expense related to the intangible asset for each year from 2010 through 2012 is $437 and $216 in 2013.

Note 4 – Composition of Certain Financial Statement Captions:

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	2009	2008
Trade receivables	$40,499	$49,656
Fees earned, not billed	144,325	130,341
Other receivables	2,841	2,504

	187,665	182,501

Less: Allowance for doubtful accounts	(3,348)	(2,656)

Receivables, net	$184,317	$179,845

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

Receivables of LSV included with Receivables on the accompanying Consolidated Balance Sheets consist of:

	2009	2008

Trade receivables	$7,909	$14,117
Fees earned, not billed	59,241	43,975
Other receivables	391	385

	67,541	58,477

Less: Allowance for doubtful accounts	(1,149)	(1,169)

LSV Receivables, net	$66,392	$57,308

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2009	2008

Buildings	$131,376	$131,321
Equipment	62,634	63,952
Land	9,719	9,695
Purchased software	70,035	58,846
Furniture and fixtures	19,817	18,141
Leasehold improvements	5,739	5,288
Construction in progress	4,846	3,121

	304,166	290,364

Less: Accumulated depreciation and amortization	(158,113)	(142,240)

Property and Equipment, net	$146,053	$148,124

Depreciation and amortization expense related to property and equipment for 2009, 2008, and 2007 was $21,531, $22,032, and $19,547, respectively.

Other Assets

Other assets consist of long-term prepaid expenses, deposits and various other assets. Amortization expense for certain other assets for 2009, 2008, and 2007 was $1,055, $340 and $250, respectively.

Accrued Liabilities

Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2009	2008

Accrued employee compensation	$41,897	$35,425
Accrued employee benefits and other personnel	6,241	8,012
Accrued consulting, outsourcing and professional fees	16,123	15,055
Accrued distribution fees	2,214	14,228
Accrued brokerage fees	15,840	14,001
Accrued subadvisory & investment officer fees	8,458	8,711
Accrued other commissions and fees	6,923	6,826
Accrued income taxes	20,561	—
Accrued dividend payable	17,121	15,297
Other accrued liabilities	17,566	17,221

Accrued liabilities	$152,944	$134,776

Note 5 – Fair Value Measurements

The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy. The fair value of most of the Company’s financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity and fixed-income mutual funds that are quoted daily and Government National Mortgage Association securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial assets and liabilities consist mainly of SIV securities and the Capital Support Agreements. The Capital Support Agreements are considered derivative liabilities, for which the fair value is based principally on the fair value of the SIV securities that were held in SEI-sponsored money market funds. Therefore, the fair value of the SIV securities and the Capital Support Agreements were determined from the same model and Level 3 inputs. The Capital Support Agreements were terminated during 2009 (See Note 7). The Company did not have any financial liabilities at December 31, 2009.

Valuation of SIV Securities

Liquidity issues surrounding collateralized debt obligations and asset-backed securities, coupled with increasing credit quality issues associated with the underlying assets, has greatly affected the fair value of SIV securities. The Company received prices for all of its SIV securities from an independent third party firm, with the exception of the Stanfield Victoria note. The fair value for the Stanfield Victoria note at December 31, 2009 was provided by a second independent third party firm. Given the lack of any reliable market data on the SIV securities, both firms utilized a valuation model that employs a net asset approach which considers the value of the underlying collateral of the SIV securities to determine the fair value of the SIV securities. Management evaluates the prices received from these firms and considers other information, such as the existence of any current market activity, to determine the fair value of the SIV securities. The underlying collateral is comprised of asset-backed securities and collateralized debt obligations that are specifically identified by its CUSIP or ISIN number.

The valuation model maintained by the third party firm to value the SIV securities (except the Stanfield Victoria note at December 31, 2009) attempts to obtain price quotes for each security that comprises the underlying collateral of the SIV securities. Price quotes are primarily obtained from two pricing vendors that are independent entities of the firm that maintains the valuation model. Other pricing vendors may be used in limited situations when a security quote cannot be obtained from either of the two primary pricing vendors. The average of the two quotes received is used to value each security. A portion of the securities that comprise the underlying collateral of the SIV securities are not priced by the pricing vendors. For these securities that lack price quotes, the last price quote received will be adjusted by the weighted average percentage movement of securities held as collateral within the same sector classification or based upon the weighted average movement of all priced securities. For example, a residential mortgage-backed security that has not received a quote for an extended period of time will be adjusted by the weighted average percentage movement of all quoted residential mortgage-backed securities held as collateral by the SIV security. Additionally, the securities are aggregated by type or sector (i.e. home equity line of credit, sub-prime 1st liens, residential mortgage-backed securities, etc.) and the weighted average quote of all securities within a sector held by the SIV is compared with the range of quotes received for similar securities within the same sector from the trading desk of an affiliate of the third party firm that maintains the SIV valuation model. The weighted average quote of all securities within a sector held by the SIV must be within the range of quotes received from the trading desk within that same sector. If the weighted average quote for all securities within a sector held by the SIV is outside that range, the average quote received from the pricing vendors may be adjusted. In any event, the value assigned to each security held by the SIV will be the lower of (i) the average of the quotes received from the pricing vendors or (ii) the lowest quote received from the trading desk for a similar security.

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

The model used by the second independent firm to determine the fair value of the Stanfield Victoria note at December 31, 2009 also utilized a net asset approach that attempts to value the underlying collateral of the SIV securities. However, their model does not incorporate the use of pricing vendors but instead primarily uses projected cash flows for each individual security that comprises the underlying collateral. The initial step in this process is to classify each security into a specific asset class, such as residential mortgage-backed-securities, commercial mortgage-backed securities, corporate bonds, etc. Data specific to each security is then gathered and analyzed to be utilized in proprietary models to project cash flows relevant to each security. Broad market data is also incorporated into the proprietary models to determine actual realized performance for each security. These models consider a wide variety of variables relative to each asset class. For example, home prices, borrower and collateral characteristics are incorporated to project loan performance for residential mortgage backed securities. Each asset class will utilize different variables. These cash flows are then analyzed by research teams and traders associated with the specific asset classes and may be adjusted for historical performance or portfolio manager judgments that have extensive experience with these securities or similar securities.

Once the underlying assets have been evaluated and their respective cash flows generated, the final step in their model is to assess the capital structure of the SIV. Discounts are implemented to reflect liquidity and trading constraints relative to our share in the underlying securities. The Company’s stake in the securities that comprise the underlying collateral that do not meet minimum tradable security denominations will incorporate a higher discount rate.

Management evaluates current market transactions, if any, for each of the SIV securities. In the event a market transaction does exist for a SIV security, management evaluates the publicly available information surrounding the transaction in order to assess if the price used represents the fair value for the SIV security.

In management’s opinion, the current market for SIV securities does not represent any orderly and efficient market and has concluded that any transactions involving the SIV securities were the result of distressed sales. Therefore, market prices for any SIV securities do not represent the implied fair value of the SIV securities held by the Company.

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		At December 31, 2009
		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Equity available-for-sale securities	$3,511	$3,511	$—	$—
Fixed-income available-for-sale securities	52,190	—	52,190	—
Trading securities issued by SIVs	120,714	—	—	120,714
Other trading securities	5,482	5,482	—	—

	$181,897	$8,993	$52,190	$120,714

		At December 31, 2008
		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Equity available-for-sale securities	$17,747	$17,747	$—	$—
Fixed-income available-for-sale securities	57,633	—	57,633	—
Trading securities issued by SIVs	5,713	—	—	5,713
Other trading securities	5,600	3,903	—	1,697

	$86,693	$21,650	$57,633	$7,410

Liabilities

Capital Support Agreements	$173,983	$—	$—	$173,983

	$173,983	$—	$—	$173,983

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to December 31, 2009:

	Trading Securities Issued by SIVs	Other Trading Securities	Capital Support Agreements

Balance, January 1, 2008	$—	$—	$(25,122)
Purchases, issuances and settlements, net	15,034	1,971	—
Transfer of Capital Support Agreement at purchase	(3,044)	—	3,044
Total gains (losses) (realized/unrealized):
Included in earnings	(6,277)	(274)	(151,905)
Included in other comprehensive income	—	—	—
Transfers in and out of Level 3	—	—	—

Balance, December 31, 2008	$5,713	$1,697	$(173,983)

Purchases, issuances and settlements, net	294,762	(1,536)	—
Transfer of Capital Support Agreement at purchase	(179,654)	—	179,654
Total gains (losses) (realized/unrealized):
Included in earnings	(107)	(161)	(5,671)
Included in other comprehensive income	—	—	—
Transfers in and out of Level 3	—	—	—

Balance, December 31, 2009	$120,714	$—	$—

The net losses from SIV securities and the Capital Support Agreements of $5,778 and $158,182 during 2009 and 2008, respectively, is recognized in Net loss from investments on the accompanying Consolidated Statements of Operations (See Notes 6 and 7).

Note 6 – Marketable Securities and Derivative Instruments:

Investments Available For Sale

Investments available for sale of the Company’s non-broker-dealer subsidiaries consist of:

	For the Year ended December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$580	$—	$(40)	$540
Other mutual funds	3,111	—	(140)	2,971
Debt securities	50,696	1,494	—	52,190

	$54,387	$1,494	$(180)	$55,701

	For the Year Ended December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

SEI-sponsored mutual funds	$18,739	$—	$(3,759)	$14,980
Other mutual funds	3,336	—	(569)	2,767
Debt securities	55,762	1,871	—	57,633

	$77,837	$1,871	$(4,328)	$75,380

Net unrealized holding gains were $960 (net of income tax expense of $354) at December 31, 2009. Net unrealized holding losses were $1,524 (net of income tax benefit of $933) at December 31, 2008. These unrealized gains and losses are reported as separate components of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

The Company recognized gross realized gains from available-for-sale securities of $440, $1,806 and $860 in 2009, 2008 and 2007, respectively, and gross realized losses of $123 in 2009 and $88 in 2007. There were no realized losses from available-for-sale securities in 2008.

The Company had investments in two SEI-sponsored mutual funds which primarily invest in fixed-income securities, including debt securities issued by municipalities and mortgage-backed securities. The market value of these investments steadily decreased since the initial purchase in 2007. In August 2008, management concluded that the earnings potential and near term prospects of some of the issuers of the underlying securities held in the funds were uncertain and that it was unlikely the investments would fully recover from a loss position in the foreseeable future. Due to these reasons, the Company recorded an other-than-temporary impairment charge of $1,961 in August 2008. Subsequently, the market value of these securities declined a further $3,347 by December 31, 2008. Management did not consider this an other-than-temporary decline in market value because of the volatility in the capital markets, the short duration of time since the impairment charge, and the Company’s ability and intent to hold onto these securities for a sufficient period to allow for a recovery. In June 2009, it was determined that the decline in market value for one of these investments was other-than-temporary. The cost basis for this investment was adjusted again and an other-than-temporary impairment charge was recognized for $901. Subsequently, in late 2009, the Company sold both investments and recognized a gain for $363. The other-than-temporary impairment charges and the realized gains on the sales of these two investments are included in Net loss on investments on the Consolidated Statements of Operations.

The Company has investments included in Other mutual funds that have been in an unrealized loss position for a period greater than one year. These mutual funds primarily invest in a diversified mix of equity and fixed-income securities. The cost basis of these investments was $3,064 with a fair value of $2,924 and a gross unrealized loss of $140. Management did not record an other-than-temporary impairment charge at December 31, 2009 due to its assessment that the decline was not severe and the ability and intent to hold onto these securities for a sufficient duration to allow for a recovery.

Derivatives held by the Company were in the form of equity contracts for the purpose of hedging market risk of certain available for sale securities and held only for the purpose of hedging such risk and not for speculation. The Company did not own any derivative financial instruments to hedge market risk of available for sale securities in 2009. Net loss from investments on the accompanying Consolidated Statements of Operations includes net gains (losses) of $676 and $(1,089) in 2008 and 2007, respectively, from changes in the fair value of derivative instruments.

The Company’s debt securities are issued by the Government National Mortgage Association and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SEI Private Trust Company (SPTC) and have maturity dates which range from 2020 to 2038.

Trading Securities

Trading securities of the Company consist of:

	For the Year ended December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

SIV securities	$309,796	$—	$(189,082)	$120,714
LSV-sponsored mutual funds	4,000	1,482	—	5,482

	$313,796	$1,482	$(189,082)	$126,196

	For the Year ended December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

SIV securities	$15,034	$—	$(9,321)	$5,713
LSV-sponsored mutual funds	4,000	—	(97)	3,903
Other securities	1,971	—	(274)	1,697

	$21,005	$—	$(9,692)	$11,313

The Company records all of its trading securities on the accompanying Consolidated Balance Sheet at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in Net loss from investments on the accompanying Consolidated Statements of Operations.

The net charge from SIV securities and Capital Support Agreements to the Company’s earnings was $5,778 during 2009. Cumulative charges for SIV securities and Capital Support Agreements were $189,082 (See Note 7).

The Company has an investment related to the startup of a mutual fund sponsored by LSV. This fund is a U.S. dollar denominated fund that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the fund are translated into U.S. dollars within the fund. The Company purchased equity and currency futures contracts as part of an economic hedging strategy to minimize its exposure to price and currency risk inherent with this investment. The equity futures contracts had a notional value of $4,054 and are expected to hedge the price risk associated with movements of certain Canadian, Australian and global indices. The Company also purchased currency futures contracts with a notional value of $2,715 that are expected to hedge the currency risk associated with movements of the U.S. dollar against the Canadian and Australian dollars since the underlying securities of the fund are predominately denominated in those currencies. The fair value of the futures contracts are netted against the fair value of the investment in the LSV-sponsored fund. The Company recognized unrealized gains of $3,599 and $101 from the LSV-sponsored mutual fund and unrealized losses of $2,020 and $198 from the equity and currency futures contracts for net gains (losses) of $1,579 and $(97) during 2009 and 2008, respectively.

Note 7 – Structured Investment Vehicles and Money Market Fund Support:

In late 2007, the Company entered into Capital Support Agreements with the SEI Daily Income Trust Prime Obligation Fund (the SDIT PO Fund), the SEI Daily Income Trust Money Market Fund (the SDIT MM Fund), and the SEI Liquid Asset Trust Prime Obligation Fund (the SLAT PO Fund) (each a Fund or, together, the Funds). The Company is the advisor to the Funds. Various clients of the Company are investors in the Funds.

Among other money market instruments, the Funds held senior notes issued by SIVs. SIVs issue commercial paper and other debt securities and use the proceeds to purchase bonds and other long-term debt instruments that are used to collateralize the obligations of the vehicle. The senior notes are collateralized by residential mortgage-backed securities, commercial mortgage-backed securities, corporate collateralized debt obligations and collateralized debt obligations of asset-backed securities. The SIVs owned by the Funds were in technical default because they ceased making payments on outstanding notes on scheduled maturity dates. The Company entered into the Capital Support Agreements to provide the necessary credit support related to the SIV securities owned by the Funds.

On September 30, 2008, the Company purchased the Gryphon (formerly Cheyne) notes directly from the SDIT MM Fund. The Gryphon notes were the last remaining SIV securities held by this Fund. The Company paid $15,288 to the SDIT MM Fund for the purchase of the Gryphon note, which was equal to the amortized cost of the Gryphon notes. The Capital Support Agreement with the SDIT MM fund was allowed to lapse after the purchase of the Gryphon notes.

In late 2008, the Company amended the Capital Support Agreements with the SDIT PO Fund and the SLAT PO Fund. As of December 31, 2008, the amount of the Company’s obligation to commit capital to the Funds under the Amended Agreements was $173,983, but this amount was not required to be paid since the Funds did not realize any loss through a sale or disposal of the SIV securities. The Company’s obligation under the Amended Agreements was reported in the current liabilities section of the Consolidated Balance Sheet as of December 31, 2008.

The obligations under the Amended Agreements at December 31, 2008 were secured by letters of credit of a third party bank rated A-1 by Standard & Poor’s (S&P). The letters of credit were issued under the Company’s existing credit facility and had a term of one year. As of December 31, 2008, the Company had $190,000 of letters of credit outstanding (See Note 8).

During 2009, the Company purchased all of the remaining SIV securities held by the SLAT PO Fund and SDIT PO Fund for a total purchase price of $313,133 which was equal to the amortized cost of the SIV securities. As a result of these purchases, the Company’s obligations to the Funds were eliminated and the Capital Support Agreements were cancelled. The letters of credit posted to collateralize our obligations under the Amended Capital Support Agreements were also cancelled. In order to finance the purchase of the SIV securities, the Company borrowed an aggregate $254,000 under its credit facility (See Note 8).

As of December 31, 2009, the Company owns five SIV securities with an aggregate cost basis of $309,796 and an aggregate market value of $120,714. Through December 31, 2009, the Company recognized $189,082 in cumulative losses from SIV securities incurred as follows: $5,778 in 2009; $158,182 in 2008; and $25,122 in 2007. These losses were recorded in Net loss from investments on the Consolidated Statements of Operations. Gryphon is the largest SIV security owned by the Company. The aggregate cost basis of the Gryphon notes represents 64 percent of the total cost basis of all SIV securities owned by the Company and 59 percent of the total market value. The next largest SIV security owned by the Company is Stanfield Victoria. The aggregate cost basis of the Stanfield Victoria notes represents 24 percent of the total cost basis of all SIV securities owned by the Company and 25 percent of the total market value. Gryphon and Stanfield Victoria combined represent 88 percent of the total cost basis of the SIV securities owned by the Company and 84 percent of the market value. The Company has received cash distributions from all of the SIV securities owned.

Four of the five SIV securities owned by the Company have completed restructuring. In January 2010, the Company sold the one SIV security that had not completed restructuring. The Company recognized an additional loss of $478 from the sale of this security.

The Company’s total risk of loss from SIV securities is limited to the aggregate remaining cost basis of the SIV securities. As of February 19, 2010, the aggregate cost basis of these securities totaled $290,940 and the total market value was $113,750. A hypothetical movement of one percent in the movement in the value of the SIV securities would generate an additional loss of $2,909. Management does not engage in any lending activities or any other activity which exposes the Company to a risk of loss associated with the illiquidity issues in the credit markets.

Note 8 – Lines of Credit:

The Company has a five-year $300,000 Credit Agreement (the Credit Facility) which expires in July 2012, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 0.625 percent per annum above the London Interbank Offer Rate (“LIBOR”). There is also a commitment fee equal to 0.125 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased to $400,000 under certain conditions set forth in the agreement. The Credit Facility, as amended, contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the Credit Facility may be terminated.

In 2009, the Company purchased SIV securities from the SEI-sponsored money market mutual funds (See Note 7). In order to finance the purchases of the SIV securities, the Company borrowed $254,000 from the Credit Facility. As a result of the purchases of the remaining SIV securities during 2009, the Amended Capital Support Agreements and the letters of credit posted to collateralize the Company’s obligations under the Amended Capital Support Agreements were cancelled.

The Company made a principal payment of $21,000 in December 2009. As of December 31, 2009, the outstanding balance of the Credit Facility was $233,000 and is included in Long-term debt on the accompanying Consolidated Balance Sheet. The Company was in compliance with all covenants of the Credit Facility during 2009.

As of December 31, 2009, the Company’s ability to borrow from the Credit Facility is not limited by any covenant of the agreement. In management’s opinion, the leverage ratio is the most restrictive of all of the covenants contained in the Credit Facility. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). The amount of consolidated indebtedness according to the terms of the covenant includes the outstanding debt of LSV Employee Group. The Company must maintain a ratio of consolidated indebtedness of not more than 2.00 times the amount of EBITDA on December 31, 2009 and not more than 1.75 times EBITDA at all times thereafter. As of December 31, 2009, the Company’s leverage ratio is 0.73 times EBITDA.

In February 2010, the Company made a principal payment of $33,000. As of February 19, 2010, the amount of the Credit Facility that is unrestricted and available for other purposes as determined by the Company is $100,000.

The average rate applied to the Credit Facility throughout 2009 was 1.05 percent. The Company incurred $2,491, $1,019, and $350 in interest charges and commitment fees relating to all lines of credit during 2009, 2008, and 2007, respectively, and is reflected in Interest expense on the accompanying Consolidated Statements of Operations.

The Company considers the book value of long-term debt related to the borrowings through the Credit Facility to be representative of its fair value.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during 2009.

Note 9 – Shareholders’ Equity:

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option-pricing model is affected by the price of the Company’s common stock as well as other variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock exercise behaviors, risk-free interest rate and expected dividends. The Company primarily uses historical data to estimate the variables used in the option-pricing model except expected volatility. The Company uses a combination of historical and implied volatility. The Company estimates forfeitures at the time of grant and may revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Stock-based compensation is amortized over the requisite service periods of the awards, which are generally the vesting periods.

The weighted average fair value of the Company’s stock options granted during 2009, 2008 and 2007 were $7.24, $7.35 and $14.75, respectively, using the following assumptions:

	2009	2008	2007

Expected term (in years)	7.49	7.28	7.62
Expected volatility	37.44%	52.66%	36.79%
Expected dividend yield	1.02%	1.02%	0.43%
Risk-free interest rate	3.31%	2.27%	4.11%

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2009, 2008 and 2007 as follows:

	2009	2008	2007

Stock-based compensation expense	$14,503	$16,010	$28,195
Less: Deferred tax benefit	(4,636)	(4,972)	(9,026)

Stock-based compensation expense, net of tax	$9,867	$11,038	$19,169

Basic earnings per share	$.05	$.06	$.10
Diluted earnings per share	$.05	$.06	$.09

The Company reduced the amount of stock-based compensation expense recognized in 2009 and 2008 by $8,223 and $6,023 due to a change in management’s estimate of when certain vesting targets are expected to be achieved.

The Company accelerated the recognition of $1,740 in stock-based compensation expense in 2007 due to changes in management’s estimate of when certain vesting targets were expected to be achieved.

As of December 31, 2009, there was approximately $61,439 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense

2010	$18,460
2011	17,519
2012	12,840
2013	7,404
2014	3,717
2015	1,499

$61,439

This table presents certain information relating to the Company’s stock option plans for 2009, 2008, and 2007:

	Number of Shares	Weighted Avg. Price

Balance as of December 31, 2006	29,314,000	$17.85
Granted	2,753,000	32.43
Exercised	(3,513,000)	11.79
Expired or canceled	(787,000)	19.35

Balance as of December 31, 2007	27,767,000	$20.02
Granted	4,539,000	14.65
Exercised	(2,454,000)	10.44
Expired or canceled	(969,000)	22.92

Balance as of December 31, 2008	28,883,000	$19.90
Granted	4,222,000	17.66
Exercised	(2,055,000)	10.53
Expired or canceled	(2,086,000)	21.87

Balance as of December 31, 2009	28,964,000	$20.09

Exercisable as of December 31, 2009	11,801,000	$19.13

Available for future grant as of December 31, 2009	9,132,000	—

As of December 31, 2008 and 2007, there were 13,245,000 and 15,779,000 shares exercisable, respectively. The expiration dates for options outstanding at December 31, 2009 range from April 6, 2010 to December 15, 2019 with a weighted average remaining contractual life of 6.2 years.

Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2009 and 2008 was $14,015 and $24,515, respectively. The total options outstanding and exercisable as of December 31, 2009 had no intrinsic value due to the fact that the weighted average exercise price exceeded the market value of the Company’s common stock. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of December 31, 2009 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2009 was $17.52 as reported by the Nasdaq Stock Market, LLC. The Company estimates that approximately 1,564,000 shares outstanding and unvested with an intrinsic value of $4,279 at December 31, 2009 will vest in 2010.

This table summarizes information relating to all options outstanding and exercisable at December 31, 2009:

	Options Outstanding at December 31, 2009			Options Exercisable at December 31, 2009
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Number Of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)

$9.14 - $14.62	4,404,000	$14.54	8.88	66,000	$9.60	1.31
14.71 - 17.42	6,036,000	14.80	3.62	4,247,000	14.79	3.40
17.65 - 20.73	7,483,000	18.37	8.17	1,676,000	19.31	5.64
21.43 - 28.09	5,884,000	22.38	3.32	5,812,000	22.36	3.27
29.61 - 32.49	5,157,000	30.91	7.46	—	—	—

	28,964,000			11,801,000

As of December 31, 2009 and 2008, there was $133,836 available in the pool of windfall tax benefits.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,600,000 shares for issuance under this plan. At December 31, 2009, 11,250,000 cumulative shares have been issued. Costs incurred by the Company related to the employee stock purchase plan were immaterial in 2009, 2008 and 2007.

Common Stock Buyback

The Board of Directors has authorized the purchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,628,365. Through December 31, 2009, a total of 257,999,356 shares at an aggregate cost of $1,499,943 have been purchased and retired. The Company purchased 3,197,876 shares at a cost of $54,114 during 2009.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Rights Agreement

In December 2008, the Company’s Board of Directors declared a dividend distribution pursuant to a Rights Agreement (the Rights Agreement) which became effective on January 6, 2009. The purpose of the Rights Agreement is to deter coercive or unfair takeover tactics and to prevent a person or group (an Acquiring Person) from acquiring control of the Company without offering a fair price to all shareholders. Under the Rights Agreement, all common shareholders receive one Right for each common share outstanding. Each Right entitles the registered holder to purchase from the Company a unit consisting of one twenty-thousandths of a share of Series A Junior Participating Preferred Shares, $.05 par value per share, or a combination of securities and assets of equivalent value, at a purchase price of $150.00 per unit, subject to adjustment. The Rights will become exercisable and trade separately from the common stock ten days following a public announcement that an Acquiring Person has beneficial ownership of more than 20 percent of the outstanding common stock of the Company or the commencement of a tender or exchange offer that would result in an Acquiring Person owning 20 percent or more of the outstanding common stock of the Company. Upon exercise, holders, other than an Acquiring Person, will have the right to purchase the common stock of the Company equal to twice the value of the exercise price of the Rights. In lieu of requiring payment of the purchase price upon exercise of the Rights following certain events, the Company may permit the holders simply to surrender the Rights, in which event they will be entitled to receive common shares and other property, as the case may be, with a value of 50 percent of what could be purchased by payment of the full purchase price. The Rights, which do not have voting rights, will expire on January 6, 2019, and may be redeemed by the Company any time until ten days following the announcement of an Acquiring Person at a price of $.01 per Right.

Cash Dividends

On May 21, 2009, the Board of Directors declared a cash dividend of $.08 per share on the Company’s common stock, which was paid on June 23, 2009, to shareholders of record on June 18, 2009. On December 15, 2009, the Board of Directors declared a cash dividend of $.09 per share on the Company’s common stock, which was paid on January 21, 2010, to shareholders of record on January 5, 2010.

The cash dividends declared in 2009, 2008, and 2007 were $32,422, $30,636, and $27,409, respectively. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.

Note 10 – Employee Benefit Plan:

The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $4,327, $4,844, and $4,574 to the Plan in 2009, 2008, and 2007, respectively.

Note 11 – Commitments and Contingencies:

The Company leases certain of its facilities, data processing equipment, and software under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its data processing equipment. Rent expense was $19,022, $21,535, and $20,757 in 2009, 2008, and 2007, respectively.

The aggregate noncancellable minimum commitments at December 31, 2009, other than those related to the lines of credit and long-term debt, are:

2010	$13,653
2011	12,279
2012	8,818
2013	2,744
2014 and thereafter	17,257

$54,751

In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2009 and 2008 related to these indemnifications.

In the normal course of business, the Company is party to various claims and legal proceedings. One of SEI’s principal subsidiaries, SIDCO, has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC. To date, the Complaints have been filed in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland although the three complaints filed in the District of Maryland have been voluntarily dismissed by the plaintiffs. Two of them were subsequently re-filed in the Southern District of New York. Two of the complaints filed in the Southern District of New York have been voluntarily dismissed by plaintiffs. The first complaint was filed on August 5, 2009. The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; ProShares Trust II, SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed adequately to describe the nature and risks of the investments. The Complaints allege that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. The Complaints seek unspecified compensatory and other damages, reasonable costs and other relief. The cases are in the early stage, and the court has not yet appointed lead plaintiff(s). Defendants have moved to consolidate the complaints, which motion is pending. While the outcome of this litigation is uncertain given its early phase, SEI believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

The Company has also been named in three lawsuits that were filed in August 2009 in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the three actions purports to set forth claims on behalf of a class and also names SPTC as a defendant. All three actions name various defendants besides SEI, and, in all three actions, the plaintiffs purport to bring a cause of action against SEI under the Louisiana Securities Act. The putative class action also includes a claim against SEI for an alleged violation of the Louisiana Unfair Trade Practices Act. In addition, in December 2009, a group of six plaintiffs filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana against SEI and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. Further, SEI is aware that in February 2010 two groups of plaintiffs amended petitions that they had previously filed in the 19th Judicial District for the Parish of East Baton Rouge, State of Louisiana to add claims against SEI and SPTC for alleged violations of the Louisiana Securities Act, the Louisiana Racketeering Act, and civil conspiracy. The underlying allegations in all six actions are purportedly related to the role of SPTC in providing data consolidation, securities processing, and other services to Stanford Trust Company. Two of the three actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases were also transferred by the Judicial Panel on Multidistrict Litigation (MDL) to a MDL pending in the Northern District of Texas. The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the same MDL pending in the Northern District of Texas. The schedule for responding to that complaint has not yet been established. SEI and SPTC filed exceptions in the putative class action that remains pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied, in part, as to the other exceptions. The response to that petition will be due ten days after the Court formally enters the order reflecting its ruling on the exceptions. The time for SEI and SPTC to respond to the two amended petitions adding claims has not yet run. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

Note 12 – Income Taxes:

The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2009	2008	2007

Current
Federal	$16,012	$104,984	$129,790
State	664	9,023	10,377
Foreign	5,412	6,440	9,144

	22,088	120,447	149,311

Deferred, including current deferred
Federal	61,443	(37,180)	(2,622)
State	5,822	2,453	3,042

	67,265	(34,727)	420

Income taxes attributable to the Noncontrolling interest (1)	533	983	1,451

Total income taxes	$89,886	$86,703	$151,182

(1)	There is no income tax provision for LSV due to its partnership structure.

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.

The components of Net income before income taxes are summarized as follows:

Year Ended December 31,	2009	2008	2007

Domestic	$354,018	$340,989	$557,778
Foreign	8,300	13,241	27,641

	$362,318	$354,230	$585,419

The effective income tax rate differs from the federal income tax statutory rate due to the following:

Year Ended December 31,	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	1.5	3.3	2.1
Foreign tax expense and tax rate differential	1.1	0.7	(0.3)
Research and development tax credit	(0.8)	(1.3)	(0.8)
Valuation allowance on capital losses, PA loss carryforwards and other, net	—	(0.2)	0.1
Net reduction of uncertain tax positions(2)	(2.7)	—	—
Other, net	(0.2)	0.6	0.5

	33.9%	38.1%	36.6%

(2)	2.0 percent relates to research and development tax credit settled with the Internal Revenue Service (IRS), 0.5 percent relates to federal issues settled with the IRS and the remaining 0.2 percent relates to state tax issues.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $55,127 at December 31, 2009. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation, including the availability, or lack thereof, of foreign tax credits to reduce a portion of the U.S. liability.

Deferred income taxes for 2009, 2008, and 2007 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items comprising the deferred income tax provision are:

Year Ended December 31,	2009	2008	2007

Difference in financial reporting and income tax depreciation methods	$(86)	$2,792	$—
Reserves not currently deductible	394	2,800	536
Reserves for Capital Support Agreements	60,491	(49,792)	(8,746)
Capitalized software currently deductible for tax purposes, net of amortization	2,876	12,220	18,056
State deferred income taxes	2,394	1,595	1,978
Revenue and expense recognized in different periods for financial reporting and income tax purposes	(122)	1,599	(309)
Stock-based compensation expense	(4,386)	(4,567)	(8,640)
Uncertain tax positions	2,861	(297)	(364)
Other, net	2,843	(1,077)	(2,091)

	$67,265	$(34,727)	$420

The net deferred income tax liability is comprised of:

Year Ended December 31,	2009	2008

Current deferred income taxes:
Gross assets	$2,333	$92,369
Gross liabilities	(50)	—

	2,283	92,369
Valuation allowance	—	(7,539)

	2,283	84,830

Long-term deferred income taxes:
Gross assets	50,810	11,545
Gross liabilities	(130,850)	(109,734)

	(80,040)	(98,189)
Valuation allowance	(6,217)	(6,359)

	(86,257)	(104,548)

Net deferred income tax liability	$(83,974)	$(19,718)

The valuation allowances against deferred tax assets at December 31, 2009 and 2008 are related to state net operating losses from certain domestic subsidiaries. Certain state tax statutes significantly limit the utilization of net operating losses for domestic subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries. As of December 31, 2009, the Company had capital loss carryforward in the amount of $4,279 which will expire in 2012. During 2009, the

Company utilized $2,406 of the capital loss carryforward expiring in 2012. Management expects to employ tax planning strategies to utilize the remaining capital loss carryforward expiring in 2012.

The tax effect of significant temporary differences representing deferred tax liabilities is:

Year Ended December 31,	2009	2008

Difference in financial reporting and income tax depreciation methods	$(10,879)	$(11,722)
Reserves not currently deductible	905	1,784
Reserves for Capital Support Agreements	—	72,884
Valuation allowance on SIV-related deferred tax asset	—	(7,539)
Capitalized software currently deductible for tax purposes, net of amortization	(123,693)	(117,753)
State deferred income taxes	4,565	3,257
Revenue and expense recognized in different periods for financial reporting and income tax purposes	2,300	1,668
Unrealized holding loss (gain) on investments	(338)	934
Stock-based compensation expense	31,052	26,112
State net operating loss carryforward	15,518	11,545
Valuation allowance on deferred tax assets	(6,217)	(6,359)
Federal benefit of state tax deduction for uncertain tax positions	1,518	2,720
Capital loss, net of valuation allowance	1,527	2,400
Other, net	(232)	351

Net deferred income tax liability	$(83,974)	$(19,718)

The Company recognizes tax liabilities in accordance with the applicable accounting guidance and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different than from our current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, not including interest and penalties, as of December 31, 2009 was $4,989, of which $4,335 would affect the effective tax rate if the Company were to recognize the tax benefit. The gross amount of uncertain tax liability of $127 which is expected to be paid within one year is included in Current liabilities while the remaining amount of $5,726 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheets. During the year ended December 31, 2009, the Company recognized $9,888 of previously unrecognized tax benefit as a result of settlements with the IRS and state taxing authorities. The Company also recognized $481 of previously unrecognized tax benefits relating to the lapse of the statute of limitation for certain state filings.

The Company files a consolidated federal income tax return and separate income tax returns with various states. Certain subsidiaries of the Company file tax returns in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for years before 2008 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2001.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2009	2008	2007

Balance as of January 1	$13,453	$13,329	$11,275

Tax positions related to current year:
Gross additions	1,905	1,288	2,463
Gross reductions	—	—	—

	1,905	1,288	2,463

Tax positions related to prior years:
Gross additions	—	468	651
Gross reductions	—	(273)	(251)

	—	195	400
Settlements	(9,888)	—	—
Lapses on statute of limitations	(481)	(1,359)	(809)

Balance as of December 31	$4,989	$13,453	$13,329

The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits.

The Company classifies all interest and penalties as income tax expense. The Company has recorded $864, $2,337 and $1,865 in liabilities for tax related interest and penalties in 2009, 2008, and 2007, respectively.

The Company estimates it will recognize $237 of unrecognized tax benefits within the next twelve months due lapses on the statute of limitation.

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

Note 13 – Business Segment Information:

The Company’s reportable business segments are:

Private Banks – provides investment processing and investment management programs to banks and trust institutions worldwide, independent wealth advisers located in the United Kingdom, and financial advisors in Canada;

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

Investment Managers – provides investment processing, fund processing, and operational outsourcing solutions to investment managers, fund companies and banking institutions located in the United States, and to investment managers worldwide of alternative asset classes such as hedge funds, funds of hedge funds, and private equity funds across both registered and partnership structures;

Investments in New Businesses – provides investment management programs to ultra-high-net-worth families residing in the United States through the SEI Wealth Network®; and

LSV Asset Management – a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies.

In 2009 and 2008, no single customer accounted for more than ten percent of revenues in any business segment. In 2007, one client accounted for approximately 11 percent of the revenues of the Private Banks segment.

The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2009, 2008, and 2007:

2009

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total

Revenues	$361,273	$166,097	$177,721	$139,004	$4,492	$211,961	$1,060,548
Expenses (1)	309,300	109,418	99,924	93,074	11,625	136,580	759,921

Operating profit (loss)	$51,973	$56,679	$77,797	$45,930	$(7,133)	$75,381	$300,627

Profit margin	14%	34%	44%	33%	N/A	36%	28%
2008
	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total

Revenues	$408,500	$223,164	$198,154	$147,968	$6,865	$263,268	$1,247,919
Expenses (1)	326,661	122,231	112,866	101,078	15,795	164,783	843,414

Operating profit (loss)	$81,839	$100,933	$85,288	$46,890	$(8,930)	$98,485	$404,505

Profit margin	20%	45%	43%	32%	N/A	37%	32%
2007
	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total

Revenues	$413,922	$259,288	$199,593	$143,375	$7,205	$345,645	$1,369,028
Expenses (1)	330,923	124,942	121,365	101,401	19,670	213,926	912,227

Operating profit (loss)	$82,999	$134,346	$78,228	$41,974	$(12,465)	$131,719	$456,801

Profit margin	20%	52%	39%	29%	N/A	38%	33%

(1)	For the years ended December 31, 2009, 2008, and 2007, LSV includes $105,471, 135,251 and $181,591, respectively, of noncontrolling interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007 is as follows:

Year Ended December 31,	2009	2008	2007

Total operating profit from segments above	$300,627	$404,505	$456,801

Corporate overhead expenses	(36,529)	(38,955)	(42,045)
Noncontrolling interest reflected in segments	106,905	138,079	186,500

LSV Employee Group expenses (2)	(7,296)	(7,280)	(7,281)

Income from operations	$363,707	$496,349	$593,975

(2)	Includes $7,222 in 2009, 2008, and 2007 of amortization expense related to intangible assets.

The following tables provide additional information for the years ended December 31, 2009, 2008, and 2007 as required by the accounting standard pertaining to our business segments:

	Capital Expenditures			Depreciation and Amortization
Year Ended December 31,	2009	2008	2007	2009	2008	2007

Private Banks	$39,364	$48,467	$57,874	$39,473	$27,131	$19,683
Investment Advisors	13,607	17,005	21,148	10,836	6,527	4,716
Institutional Investors	2,665	4,434	4,792	2,035	1,681	1,628
Investment Managers	4,306	5,467	6,531	2,268	2,180	1,742
Investments in New Businesses	831	1,166	1,078	2,073	422	427
LSV	1,358	156	1,062	831	819	883

Total from business segments	$62,131	$76,695	$92,485	$57,516	$38,760	$29,079

LSV Employee Group	—	—	—	7,280	7,280	7,281
Corporate Overhead (A)	1,085	7,184	1,834	1,343	919	776

	$63,216	$83,879	$94,319	$66,139	$46,959	$37,136

(A)	Includes an Out of period adjustment related to capitalized interest for $5,777 in 2008 (See Note 1).

	Total Assets
	2009	2008

Private Banks	$428,367	$421,728
Investment Advisors	108,426	109,887
Institutional Investors	68,101	67,230
Investment Managers	102,682	95,654
Investments in New Businesses	9,669	8,759
LSV	127,152	120,142

Total from business segments	$844,397	$823,400

LSV Employee Group	63,117	70,339
Corporate Overhead (3)	626,294	447,976

	$1,533,808	$1,341,715

(3)	Unallocated assets primarily consist of cash and cash equivalents, deferred tax assets, and certain other shared services assets.

The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2009	2008	2007

United States	$950,891	$1,103,727	$1,200,899
International operations	109,657	144,192	168,129

	$1,060,548	$1,247,919	$1,369,028

The following table presents assets based on their location:

	2009	2008

United States	$1,380,038	$1,205,400
International operations	153,770	136,315

	$1,533,808	$1,341,715

Note 14 – Related Party Transactions:

The Company, either by itself or through its wholly-owned subsidiaries, is a party to Investment Advisory and Administration Agreements with regulated investment companies (RICs) and other investment products which are administered by the Company. These investment products are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, the Company receives a fee for providing investment advisory, administrative, and accounting services. The investment advisory and administration fee is a fixed percentage, referred to as basis points, of the average daily net assets, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $334,084, $425,136, and $478,623, in 2009, 2008, and 2007, respectively. The Company is also a party to various agreements with several RICs which are advised and/or administered by the Company. The Company receives a fee for providing shareholder, administrative and distribution services pursuant to the provisions of various shareholder service, administrative service, and distribution plans adopted by the RICs. These fees totaled $33,008, $50,689, and $64,967 in 2009, 2008, and 2007, respectively. A portion of the transaction costs incurred by the RICs for securities transactions are directed to the Company’s broker-dealer subsidiary in its capacity as an introducing broker-dealer. The Company recognized $4,300, $2,891, and $1,515 in commissions during 2009, 2008, and 2007, respectively.

Note 15 – Quarterly Financial Data (Unaudited):

	For the Three Months Ended
2009	March 31	June 30	Sept. 30	Dec. 31

Revenues	$248,611	$252,009	$275,933	$283,995
Income before income taxes	$59,992	$88,339	$111,782	$102,205
Net income attributable to SEI	$34,200	$41,571	$52,727	$45,837
Basic earnings per share	$.18	$.22	$.28	$.24
Diluted earnings per share	$.18	$.22	$.27	$.24

Effective income tax rate	20.5%	36.8%	37.0%	35.7%

Total SIV-related gains (losses)	$(14,442)	$(2,260)	$14,912	$(3,989)
Diluted earnings per share (1)	$.05	$.01	$.05	$.01

(1)	Attributable to SIV-related charges (See Note 7).

Our effective tax rate in the first quarter of 2009 was favorably impacted by the recognition of certain tax benefits related to the conclusion of federal and state income tax audits.

Total SIV-related gains (losses) include amounts incurred by the Company from Capital Support Agreements and losses from SIV securities (See Note 7).

	For the Three Months Ended
2008	March 31	June 30	Sept. 30	Dec. 31(1)

Revenues	$333,908	$329,523	$316,086	$268,402
Income before income taxes	$117,636	$110,315	$85,383	$40,896
Net income attributable to SEI	$48,946	$46,164	$34,495	$9,649
Basic earnings per share	$.25	$.24	$.18	$.05
Diluted earnings per share	$.25	$.24	$.18	$.05

Effective income tax rate	37.1%	37.1%	36.5%	50.5%

Total SIV-related losses	$(25,796)	$(27,300)	$(40,793)	$(64,293)
Diluted earnings per share (2)	$.08	$.09	$.13	$.20

(1)	Includes an Out of period adjustment related to capitalized interest for $5,777 (See Note 1).
(2)	Attributable to SIV-related charges (See Note 7).

Our effective tax rate in the fourth quarter of 2008 was affected by a higher than usual state tax rate. The tax benefit associated with the deduction for the SIV-related losses is uncertain due to net operating loss carryforward limitations by Pennsylvania state tax law.

Total SIV-related losses include charges incurred by the Company from Capital Support Agreements and losses from SIV securities (See Note 7).

SEI INVESTMENTS COMPANY AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year

Allowance for doubtful accounts:

2009	$2,656	$692	$—	$—	$3,348
2008	3,032	—	—	(376)	2,656
2007	2,730	302	—	—	3,032

Deferred income tax valuation allowance:

2009	$13,897	$(32)	$—	$(7,648)	$6,217
2008	13,315	—	6,821	(6,239)	13,897
2007	10,393	—	5,208	(2,286)	13,315

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this annual report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALFRED P. WEST, JR., 67, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.

KEVIN P. BARR, 44, has been an employee of the Company since May 2000. Mr. Barr has been an Executive Vice President since May 2008.

KATHY C. HEILIG, 51, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999. Ms. Heilig was Treasurer from May 1997 to May 2005.

N. JEFFREY KLAUDER, 57, has been Executive Vice President and General Counsel of the Company since August 2004. Prior to August 2004, Mr. Klauder was a partner of Morgan Lewis & Bockius, LLP, a law firm.

EDWARD D. LOUGHLIN, 59, has been an employee of the Company since September 1979. Mr. Loughlin has been an Executive Vice President since May 1993 and a Senior Vice President since January 1988.

DENNIS J. MCGONIGLE, 49, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and a Senior Vice President since May 1995.

STEPHEN G. MEYER, 45, has been an employee of the Company since November 1992. Mr. Meyer has been an Executive Vice President since December 2006 and a Senior Vice President since December 2005.

JOSEPH P. UJOBAI, 48, has been an employee of the Company since May 1998. Mr. Ujobai has been an Executive Vice President since May 2003 and a Senior Vice President since January 2001.

WAYNE M. WITHROW, 54, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and a Senior Vice President since January 1994. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.

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

The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2009. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	28,964,244	$20.09	9,132,350
Equity compensation plans not approved by security holders	—	—	—

Total	28,964,244	$20.09	9,132,350

(1)	Consists of: (i) the 2007 Equity Compensation Plan, and (ii) the Amended and Restated 1998 Equity Compensation Plan.

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

As of December 31, 2009, options to acquire 10,867,650 shares were outstanding under the 2007 Plan, out of a total of 20,000,000 shares of common stock reserved for issuance under the 2007 Plan. A total of 9,132,350 shares of common stock remain available for issuance under the 2007 Plan for future grants.

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

As of December 31, 2008, options to acquire 18,096,594 shares were outstanding under the 1998 Plan, out of a total of 40,444,000 shares of common stock reserved for issuance under the 1998 Plan.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2009 and 2008

Consolidated Statements of Operations — For the years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Comprehensive Income — For the years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Changes in Equity — For the years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows — For the years ended December 31, 2009, 2008, and 2007

Notes to Consolidated Financial Statements

Schedule II — Valuation and Qualifying Accounts and Reserves – For the years ended December 31, 2009, 2008, and 2007

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

SEI INVESTMENTS COMPANY

Date February 25, 2010	By	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date February 25, 2010	By	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Chairman of the Board,
Chief Executive Officer,
and Director

Date February 25, 2010	By	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date February 25, 2010	By	/s/ Richard B. Lieb
Richard B. Lieb
Director

Date February 25, 2010	By	/s/ William M. Doran
William M. Doran
Director

Date February 25, 2010	By	/s/ Henry H. Porter, Jr.
Henry H. Porter, Jr.
Director

Date February 25, 2010	By	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date February 25, 2010	By	/s/ Sarah W. Blumenstein
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

10.4	1998 Equity Compensation Plan, Amended and Restated as of April 8, 2003. (Incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-111224) filed December 16, 2003.)

10.4.1	Amendment 2006-1 to the 1998 Equity Compensation Plan, Amended and Restated as of April 8, 2003. (Incorporated by reference to exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.5	Employee Stock Purchase Plan as Amended and Restated on May 20, 2008. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 20, 2008.)

10.6	SEI Capital Accumulation Plan. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-41343) filed December 2, 1997.)

10.9	Employment Agreement, dated June 25, 2004, between N. Jeffrey Klauder and the Registrant. (Incorporated by reference to exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.10	2007 Equity Compensation Plan. (Incorporated by reference to exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated April 11, 2007.)

10.21	Guaranty and Collateral Agreement, dated as of January 24, 2006 by and among SEI Investments Company, LSV Employee Group, LLC, the Grantors party thereto and LaSalle Bank National Association as Administrative Agent (including the underlying Credit Agreement dated as of January 24, 2006 by and among LSV Employee Group, LLC, LSV Asset Management, the Lenders party thereto and LaSalle Bank National Association as Administrative Agent to which the Guaranty and Collateral Agreement relates). (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2006.)

10.22	Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.22.1	First Amendment, dated June 15, 2005 to Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.22.2	Second Amendment, dated February 20, 2006 to Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.23	$200,000 Credit Agreement, dated July 25, 2007, among SEI Investments Company, the Lenders Party thereto, JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, Bank of America, N.A., Manufacturers and Traders Trust Company and PNC Bank, National Association. (Incorporated by reference to exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated July 24, 2007.)

10.23.1	First Amendment, dated November 7, 2007, to $200,000 Credit Agreement, dated July 25, 2007. (Incorporated by reference to exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.)

10.23.2	Second Amendment, dated March 19, 2008, to $200,000 Credit Agreement, dated July 25, 2007. (Incorporated by reference to exhibit 10.23.2 to the Registrant’s Current Report on Form 8-K dated March 19, 2008.)

10.23.3	Third Amendment, dated November 5, 2008, to $200,000 Credit Agreement, dated July 25, 2007. (Incorporated by reference to exhibit 10.23.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.)

10.23.4	Fourth Amendment, dated November 26, 2008, to $200,000 Credit Agreement, dated July 25, 2007. (Incorporated by reference to exhibit 10.23.4 to the Registrant’s Current Report on Form 8-K dated November 26, 2008.)

14	Code of Ethics for Senior Financial Officers. (Incorporated by reference to exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

21*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Accountants. (Incorporated by reference to exhibit 23.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

31.1*	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2*	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.

99	Financial Statements of LSV Asset Management. (Incorporated by reference to exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.