Form 10-Q
period 2010-03-31
SEI INVESTMENTS CO
filed 2010-05-05
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2010 was 189,865,605.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$500,661	$590,877
Restricted cash	22,000	20,000
Receivables from regulated investment companies	30,860	28,134
Receivables, net of allowance for doubtful accounts of $1,446 and $3,348 (Note 4)	135,156	184,317
Deferred income taxes	954	2,283
Other current assets	18,482	15,792

Total Current Assets	708,113	841,403

Property and Equipment, net of accumulated depreciation and amortization of $158,263 and $158,113 (Note 4)	143,018	146,053

Capitalized Software, net of accumulated amortization of $73,545 and $67,894	281,412	278,656

Investments Available for Sale (Note 6)	65,208	55,701

Trading Securities (Note 6)	122,166	126,196

Investment in Unconsolidated Affiliate (Note 2)	60,595	—

Goodwill (Note 2)	—	22,842

Intangible Assets, net of accumulated amortization of $31,182 (Note 2)	—	44,859

Other Assets	18,211	18,098

Total Assets	$1,398,723	$1,533,808

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	March 31, 2010	December 31, 2009
Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$—	$6,400
Accounts payable	7,261	2,851
Accrued liabilities (Note 4)	120,511	152,944
Deferred revenue	221	860

Total Current Liabilities	127,993	163,055

Long-term Debt (Note 7)	200,000	247,152

Deferred Income Taxes	88,494	86,257

Other Long-term Liabilities (Note 10)	5,328	5,726

Commitments and Contingencies (Note 11)
Equity:
SEI Investments Company shareholders’ equity:
Common stock, $.01 par value, 750,000 shares authorized; 189,607 and 190,208 shares issued and outstanding	1,896	1,902
Capital in excess of par value	532,904	522,080
Retained earnings	426,771	384,483
Accumulated other comprehensive income, net	1,569	1,258

Total SEI Investments Company shareholders’ equity	963,140	909,723

Noncontrolling interest	13,768	121,895

Total Equity	976,908	1,031,618

Total Liabilities and Equity	$1,398,723	$1,533,808

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Asset management, administration and distribution fees	$152,938	$169,364
Information processing and software servicing fees	58,626	62,217
Transaction-based and trade execution fees	9,971	17,030

Total revenues	221,535	248,611

Expenses:
Subadvisory, distribution and other asset management costs	23,255	19,823
Brokerage commissions and royalties	13,373	17,730
Compensation, benefits and other personnel	67,216	73,438
Stock-based compensation	6,657	3,430
Consulting, outsourcing and professional fees	20,707	21,150
Data processing and computer related	9,928	11,515
Facilities, supplies and other costs	15,948	15,433
Amortization	5,900	7,053
Depreciation	5,206	5,509

Total expenses	168,190	175,081

Income from operations	53,345	73,530
Net gain (loss) from investments	17,479	(14,450)
Interest and dividend income	1,700	1,711
Interest expense	(471)	(799)
Equity in earnings of unconsolidated affiliate	24,074	—

Income before income taxes	96,127	59,992
Income taxes	36,269	8,929

Net income	59,858	51,063
Less: Net income attributable to noncontrolling interest	(438)	(16,863)

Net income attributable to SEI Investments Company	$59,420	$34,200

Basic earnings per common share	$.31	$.18

Diluted earnings per common share	$.31	$.18

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

		Three Months Ended March 31,
		2010		2009
Net income		$59,858		$51,063
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		777		(1,770)
Unrealized holding gain (loss) on investments:
Unrealized holding losses during the period, net of income tax expense of $345 and $242	0		(89)
Less: reclassification adjustment for losses (gains) realized in net income, net of income tax benefit (expense) of $15 and ($11)	27		(27)

		27		(116)

Total other comprehensive income (loss), net of tax		804		(1,886)

Comprehensive income		$60,662		$49,177
Comprehensive income attributable to the noncontrolling interest		(931)		(16,377)

Comprehensive income attributable to SEI Investments Company		$59,731		$32,800

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$59,858	$51,063
Adjustments to reconcile net income to net cash provided by operating activities	(41,758)	(1,511)

Net cash provided by operating activities	18,100	49,552

Cash flows from investing activities:
Additions to restricted cash	(2,000)	(2,400)
Additions to property and equipment	(4,541)	(2,967)
Additions to capitalized software	(8,407)	(13,638)
Purchase of marketable securities	(13,987)	(194,913)
Prepayments and maturities of marketable securities	12,740	4,154
Sale of marketable securities	5,869	—
LSV and LSV Employee Group cash balances, net (A)	(37,083)	—

Net cash used in investing activities	(47,409)	(209,764)

Cash flows from financing activities:
Payments on long-term debt	(33,000)	(3,846)
Proceeds from borrowings on long-term debt	—	195,000
Purchase and retirement of common stock	(17,313)	(5,900)
Proceeds from issuance of common stock	6,072	1,600
Tax benefit on stock options exercised	455	96
Payment of dividends	(17,121)	(15,297)

Net cash (used in) provided by financing activities	(60,907)	171,653

Net (decrease) increase in cash and cash equivalents	(90,216)	11,441
Cash and cash equivalents, beginning of period	590,877	416,643

Cash and cash equivalents, end of period	$500,661	$428,084

(A)	Cash balances, net of the partnership distribution payment received in the three months ended March 31, 2010, of LSV and LSV Employee Group at December 31, 2009 removed due to the deconsolidation of the accounts and operations of LSV and LSV Employee Group in January 2010 (See Note 2).

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three month periods ended March 31, 2010 and 2009. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Except as disclosed herein, there have been no significant changes in significant accounting policies during the three months ended March 31, 2010 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Variable Interest Entities

The Company has involvement with various variable interest entities (VIE or VIEs). These VIEs consist of LSV Employee Group and investment products established for clients created in the form of various types of legal entity structures. In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance related to the consolidation of VIEs. This standard changed how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could be potentially significant to the entity. The new guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprises involvement in VIEs. The new guidance became effective January 1, 2010.

Under the new guidance, LSV Employee Group remains a VIE. However, the Company is not considered the primary beneficiary because it does not have the power to direct the activities that most significantly impact the economic performance of LSV Employee Group either directly or through any financial responsibility from the Guaranty Agreement. As of January 1, 2010, the Company discontinued consolidating the accounts of LSV Employee Group. The Company does not have any direct equity interest in LSV Employee Group (See Note 2).

In January 2010, the FASB deferred the new guidance for certain types of investment entities. The deferral allows asset managers that have no obligation to fund potentially significant losses of an investment entity to continue to apply the previous guidance to investment entities that have attributes of entities defined in the “Investment Company Guide.” The deferral applies to many mutual funds, hedge funds, private equity funds, venture capital and certain other types of entities. Also, money market funds subject to rule 2a-7 of the Investment Company Act of 1940 qualify for deferral. However, the deferral does not apply to the new disclosure requirements. All of the Company’s investment products where the Company is the sponsor and/or investment manager that are VIEs qualify for the deferral; therefore, the Company will continue to apply the previous guidance for the consolidation of VIEs (See Note 3).

Cash and Cash Equivalents

Cash and cash equivalents includes $400,977 and $438,690 at March 31, 2010 and December 31, 2009, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. Cash and cash equivalents at December 31, 2009 includes $57,061 from LSV.

Restricted Cash

Restricted cash includes $16,000 and $17,000 at March 31, 2010 and December 31, 2009, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers. Additionally, Restricted cash includes $3,000 at March 31, 2010 and December 31, 2009 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited and $3,000 at March 31, 2010 for settlement of various futures contracts classified as Trading securities (See Note 6).

Capitalized Software

The Company capitalized $8,407 and $13,638 of software development costs during the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 12.2 years. Amortization expense related to capitalized software was $5,651 and $4,876 during the three months ended March 31, 2010 and 2009, respectively.

Software development costs capitalized during the three months ended March 31, 2010 and 2009 relates to the continued development of the Global Wealth Platform (GWP). As of March 31, 2010, the net book value of GWP was $279,550 (net of accumulated amortization of $45,176), including $4,805 of capitalized software development costs in-progress associated with future releases. GWP has an estimated useful life of 15 years and a weighted average remaining life of 12.3 years. Amortization expense for GWP was $5,510 and $4,432 during the three months ended March 31, 2010 and 2009, respectively.

Earnings per Share

The calculations of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 are:

	For the Three Month Period Ended March 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$59,420	189,948	$.31

Dilutive effect of stock options	—	1,114

Diluted earnings per common share	$59,420	191,062	$.31

	For the Three Month Period Ended March 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$34,200	191,084	$.18

Dilutive effect of stock options	—	325

Diluted earnings per common share	$34,200	191,409	$.18

Employee stock options to purchase 20,375,000 and 26,078,000 shares of common stock, with an average exercise price of $22.22 and $20.51, were outstanding during the three month periods ended March 31, 2010 and 2009, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

Comprehensive Income

Accumulated other comprehensive income, net of tax, consists of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Investments	Accumulated Other Comprehensive Income (Loss)
Total accumulated comprehensive income (loss) at December 31, 2009	$(1,053)	$960	$(93)
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2009	1,351	—	1,351

Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2009	$298	$960	$1,258

Total comprehensive income for the three months ended March 31, 2010	$777	$27	$804
Less: Total comprehensive income attributable to noncontrolling interest for the three months ended March 31, 2010	493	—	493

Total comprehensive income attributable to SEI Investments Company for the three months ended March 31, 2010	$284	$27	$311

Total accumulated comprehensive income (loss) at March 31, 2010	$(276)	$987	$711
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at March 31, 2010	858	—	858

Total accumulated comprehensive income attributable to SEI Investments Company at March 31, 2010	$582	$987	$1,569

Noncontrolling Interest

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2010 to March 31, 2010:

Noncontrolling interest
Balance, January 1, 2010	$121,895
Net income attributable to noncontrolling interest	438
Foreign currency translation adjustments	493
Deconsolidation of LSV	(65,522)
Deconsolidation of LSV Employee Group	(43,536)

Balance, March 31, 2010	$13,768

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2009 to March 31, 2009:

Noncontrolling interest
Balance, January 1, 2009	$109,722
Net income attributable to noncontrolling interest	16,863
Foreign currency translation adjustments	(486)
Distributions to noncontrolling interests	(26,966)
Other	(873)

Balance, March 31, 2009	$98,260

New Accounting Pronouncements

In February 2010, the FASB issued a final Accounting Standards Update that sets forth additional requirements and guidance regarding disclosures of fair value measurements. The new standard requires the gross presentation of activity within the Level 3 fair value measurement rollforward and details of transfers in and out of Level 1 and 2 fair value measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. The new requirements and guidance are effective for interim and annual periods beginning in the first quarter 2010 except that the Level 3 rollforward is effective in the first quarter 2011. The adoption of the new requirements and guidance effective in the first quarter 2010 did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of the guidance pertaining to the Level 3 rollforward to have a material impact on its consolidated financial statements.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2010	2009
Net income	$59,858	$51,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,206	5,509
Amortization	5,900	7,053
Equity in earnings of unconsolidated affiliate	(24,074)	—
Payments to partners of LSV	—	(26,967)
Stock-based compensation	6,657	3,430
Provision for losses on receivables	(753)	247
Deferred income tax expense	3,204	43,213
Net realized (gains) losses from investments	(17,479)	130,488
Change in other long-term liabilities	(398)	685
Change in other assets	(805)	669
Other	1,719	(2,622)
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	(2,726)	5,773
Receivables	(8,271)	14,366
Other current assets	(3,315)	(39,235)
Increase (decrease) in
Accounts payable	4,413	(3,254)
Capital Support Agreements	—	(116,038)
Payable to regulated investment companies	—	(55)
Accrued liabilities	(10,397)	(24,613)
Deferred revenue	(639)	(160)

Total adjustments	(41,758)	(1,511)
Net cash provided by operating activities	$18,100	$49,552

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2. LSV and LSV Employee Group

The Company has an investment in the general partnership LSV Asset Management (LSV). LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a number of SEI-sponsored mutual funds. The Company’s total partnership interest in LSV was approximately 42 percent during 2010 and 2009.

LSV Employee Group is owned by several current employees of LSV and was formed for the sole purpose of owning a partnership interest in LSV. The Company does not own any interest in LSV Employee Group. In 2006, LSV Employee Group purchased an eight percent interest in LSV from two existing partners. LSV Employee Group obtained financing in the form of a term loan pursuant to the terms of a Credit Agreement to purchase the eight percent interest in LSV. The Company agreed to provide a Guaranty Agreement to the lenders of all obligations of LSV Employee Group under the Credit Agreement. The lenders have the right to seek payment from the Company of all obligations of LSV Employee Group under the Credit Agreement in the event of default. The Company’s direct interest in LSV was unchanged as a result of this transaction.

As a result of providing the Guaranty Agreement, LSV Employee Group became a VIE and the Company was considered the primary beneficiary. Also, given the Company’s direct ownership of 43 percent in LSV at the time of this transaction in 2006 and its controlling interest in LSV Employee Group through the Guaranty Agreement, the Company was required to consolidate the assets, liabilities and operations of LSV and LSV Employee Group. The partnership interest of the other existing partners of LSV was included in Noncontrolling interest.

In January 2010, new accounting guidance pertaining to the consolidation of VIEs became effective. Under the new guidance, the Company was not considered the primary beneficiary of LSV Employee Group. The Company, therefore, discontinued consolidating the accounts and operations of LSV and LSV Employee Group in its financial statements. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheet and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statement of Operations. The deconsolidation of LSV had no effect on Net income attributable to SEI. Prior period financial statements are not reclassified for the new accounting guidance.

LSV Asset Management

At March 31, 2010, the Company’s total investment in LSV was $60,595. The investment in LSV exceeded the underlying equity in the net assets of LSV by $4,481, of which $3,062 is considered goodwill embedded in the investment. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV for $21,242 and $22,986 in the three months ended March 31, 2010 and 2009, respectively. The partnership distribution payment of $21,242 received in the three months ended March 31, 2010 is reflected in LSV and LSV Employee Group cash balances, net on the accompanying Consolidated Statement of Cash Flows.

The following table contains the condensed statements of operations of LSV for the three months ended March 31, 2010:

Three Months Ended March 31, 2010
Revenues	$66,009
Pre-tax income	57,972

The following table contains the condensed balance sheet of LSV at March 31, 2010:

March 31, 2010
Cash and cash equivalents	$56,856
Accounts receivable	68,534
Other current assets	780
Non-current assets	2,913

Total assets	$129,083

Current liabilities	$4,767
Partners’ capital	124,316

Total liabilities and partners’ capital	$129,083

LSV Employee Group

At the time of LSV Employee Group’s purchase of an eight percent interest in LSV, it was determined that $72,220 of the purchase price related to identifiable intangible assets and $19,780 was goodwill. The identifiable intangible assets have an estimated useful life of ten years and are amortized on a straight-line basis. Goodwill of $19,780 and intangible assets of $43,332 (net of accumulated amortization of $28,888) are included in the Company’s Consolidated Balance Sheet at December 31, 2009 but were the assets of LSV Employee Group. These amounts were eliminated through Noncontrolling interest. Amortization expense in the three months ended March 31, 2009 on the accompanying Consolidated Statement of Operations includes $1,805 pertaining to the amortization of the intangible assets, but was eliminated through Noncontrolling interest and had no impact on net income.

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from Bank of America, N.A. and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan was $82,800, which must be paid in full by January 2011. The principal amount and interest of the term loan are paid in quarterly installments. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. As of March 31, 2010, the remaining unpaid principal balance of the term loan was $18,267. This amount is not reflected, nor is it required to be reflected, in the Company’s Consolidated Balance Sheet at March 31, 2010. LSV Employee Group made a principal payment of $2,285 during the three months ended March 31, 2010. The deconsolidation of LSV Employee Group did not relinquish the Company’s obligation under the Guaranty Agreement. In the event of default by LSV Employee Group, the Company would still be obligated under the Guaranty Agreement to make any required payments to the lenders according to the term loan.

At December 31, 2009, prior to the deconsolidation of LSV Employee Group, the unpaid principal balance of the term loan was $20,552, of which $6,400 was classified as current and included in Current portion of long-term debt and the remaining $14,152 was included in Long-term debt on the accompanying Consolidated Balance Sheet.

Interest expense for the three months ended March 31, 2009 on the Consolidated Statement of Operations includes $416 in interest costs associated with the borrowings of LSV Employee Group which was eliminated through Noncontrolling interest and had no impact on net income.

In January and April 2010, LSV Employee Group made principal payments of $2,285 and $2,573, respectively. As of April 30, 2010, the remaining unpaid principal balance of the term loan was $15,694. As of April 30, 2010, the Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group and, furthermore, fully expects that LSV Employee Group will meet all of its future obligations regarding the term loan.

The unaudited proforma financial information for the three months ended March 31, 2009 presents the historical results of the Company as if the operations of LSV and LSV Employee Group had not been consolidated and LSV had been accounted for under the equity method. Net income attributable to SEI and diluted earnings per share were unchanged due to this transaction but are presented for the purpose of clarification.

Three Months Ended March 31, 2009
Revenues	$208,421
Expenses	165,677

Income from operations	42,744
Net loss from investments	(14,450)
Interest income, net of interest expense	1,318
Earnings from unconsolidated affiliate	13,754

Income before income taxes	43,366
Income taxes	8,929

Net Income	34,437
Less: Net income attributable to the noncontrolling interest	(237)

Net income attributable to SEI Investments Company	$34,200

Diluted earnings per common share	$.18

Note 3. Variable Interest Entities

The Company has created numerous investment products for its clients in various types of legal entity structures. The Company serves as the Manager, Administrator and Distributor for these investment products and may also serve as the Trustee for some of the investment products. Clients are the equity investors and participate equally in the net income and net capital gains of the products, and, on liquidation, will participate equally in the remaining net assets of the products after satisfaction of outstanding liabilities.

An entity that lacks decision-making rights is a VIE. In some circumstances, the Manager or Trustee of the Company’s investment products controls the governing decisions about the investment activities with respect to the ongoing operations of the investment products without the equity investors possessing the right to remove the Manager or Trustee. Therefore, the equity investors, as a group, do not have the ability to make decisions that have an impact on the ongoing activities of such investment products. Consequently, some of the Company’s investment products have been determined to be VIEs at inception.

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

The Company does not have a significant equity investment in any of the VIEs and does not have an obligation to enter into any guarantee agreements with the VIEs. The fees paid to the decision maker of a VIE are considered to be variable interests if the decision maker is not subject to substantive kick-out rights. The fees paid to the Company represent a variable interest when the decision maker is not subject to substantive kick-out rights.

The Company is not the primary beneficiary of the VIEs because the expected fees and the expected return on any investment into the VIE by the Company relative to the expected returns of the VIE to the equity investor holders does not approach 50 percent of the expected losses or gains of the VIEs. Therefore, the Company is not required to consolidate any investment products that are VIEs into its financial statements. The Company’s variable interest in the VIEs, which consists of management fees and in some situations, seed capital, would not be considered a significant variable interest.

The risks to the Company associated with its involvement with any of the investment products that are VIEs are limited to the cash flows received from the revenue generated for asset management, administration and distribution services and any equity investments in the VIEs. Both of these items are immaterial. The Company has no other financial obligation to the VIEs.

Amounts relating to fees received from the VIEs included in Receivables and amounts relating to equity investments in the VIEs included in Investments Available for Sale on the Company’s Consolidated Balance Sheets are immaterial to the total current assets of the Company.

Note 4. Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2010	December 31, 2009
Trade receivables	$36,379	$40,499
Fees earned, not billed	89,726	144,325
Other receivables	10,497	2,841

	136,602	187,665
Less: Allowance for doubtful accounts	(1,446)	(3,348)

	$135,156	$184,317

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

Receivables at December 31, 2009 include $66,392, net of $1,149 of allowance for doubtful accounts, of receivables of LSV, of which $59,241 was included in Fees earned, not billed.

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2010	December 31, 2009
Buildings	$131,385	$131,376
Equipment	65,457	62,634
Land	9,783	9,719
Purchased software	67,245	70,035
Furniture and fixtures	18,397	19,817
Leasehold improvements	4,139	5,739
Construction in progress	4,875	4,846

	301,281	304,166
Less: Accumulated depreciation and amortization	(158,263)	(158,113)

Property and Equipment, net	$143,018	$146,053

The Company recognized $5,206 and $5,509 in depreciation expense related to property and equipment for the three months ended March 31, 2010 and 2009, respectively.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2010	December 31, 2009
Accrued sub-advisory and investment officer fees	$8,795	$8,458
Accrued other asset management fees	6,898	6,398
Accrued brokerage fees	14,734	15,840
Accrued other brokerage and royalties	3,714	2,739
Accrued employee compensation	14,947	41,897
Accrued employee benefits and other personnel	5,429	6,241
Accrued consulting, outsourcing and professional fees	18,979	16,123
Accrued income taxes	29,707	20,561
Accrued dividend payable	—	17,121
Other accrued liabilities	17,308	17,566

Total accrued liabilities	$120,511	$152,944

Note 5. Fair Value Measurements

The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy. The fair value of the Company’s financial assets, except for the fair value of structured investment vehicles (SIVs), are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity and fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) securities that are single issuer pools that are valued based on current market data for the specific issue owned or pools of similar GNMA securities. Level 3 financial assets consist of senior note obligations issued by SIVs. The Company did not have any Level 3 financial liabilities at March 31, 2010 or December 31, 2009. The Company provided support to two of its money market mutual funds that held SIV securities during 2009 in the form of Capital Support Agreements; however, these agreements were terminated upon the Company’s purchase of the SIV securities from the funds. The Capital Support Agreements were considered derivative securities, for which the fair value was determined using the same model to value the SIV securities. There were no transfers of financial assets between levels within the fair value hierarchy during the three months ended March 31, 2010.

The different levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities without adjustment. The Company’s Level 1 assets primarily include investments in mutual funds sponsored by SEI and LSV that are quoted daily.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets primarily include securities issued by GNMA with quoted prices that are traded less frequently than exchange-traded instruments. The Company uses a pricing vendor to value its GNMA securities. The pricing vendor uses a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data for similar pools of GNMA securities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company’s Level 3 financial assets include SIV securities and any change in fair value for these securities are recognized in the current period.

Valuation of SIV Securities

The underlying collateral of the SIV securities is mainly comprised of asset-backed securities and collateralized debt obligations. The Company received prices for all of its SIV securities from two independent third party firms. Given the lack of any reliable market data on the SIV securities, the firms utilized a valuation model that employs a net asset approach which considers the value of the underlying collateral of the SIV securities to determine the fair value of the SIV securities. Management evaluates the prices received from these firms and considers other information, such as the existence of any current market activity, to determine the fair value of the SIV securities. The underlying collateral is comprised of asset-backed securities and collateralized debt obligations that are specifically identified by its CUSIP or ISIN number.

The valuation model maintained by the first independent third party firm to value the SIV securities (except the Stanfield Victoria note) attempts to obtain price quotes from pricing vendors for each security that comprises the underlying collateral of the SIV securities. Price quotes are primarily obtained from two pricing vendors that are independent entities of the firm that maintains the valuation model. In the event a price quote is not available from the pricing vendor for a specific security, the last price quote received for that security will be adjusted by the weighted average percentage movement of securities held as collateral within the same sector classification or based upon the weighted average movement of all priced securities.

The valuation model maintained by the second independent third party firm to value the Stanfield Victoria note also attempts to value the underlying collateral of the SIV securities. However, their model does not incorporate the use of pricing vendors but instead primarily uses projected cash flows for each individual security that comprises the underlying collateral based upon proprietary models that incorporate data specific to each security and broad market data that can affect the performance of the security. Other factors may be considered that are specific to the SIV security, such as the capital structure of the SIV security, imposed restrictions, liquidity constraints and risk premiums.

The fair value of each note is sensitive mainly to changing conditions within the residential and commercial real estate markets; however, the level of sensitivity varies due to the unique characteristics of each security within the portfolio of securities that comprise each SIV security’s underlying collateral. Therefore, the risk profile for each SIV security is unique and the inputs used to determine the fair value for each SIV security is specific to each security. The Gryphon note has a large portion of its collateral in mortgage-related securities such as sub-prime 1st and 2nd liens, Alt A ARMs, and home equity loans. The Stanfield Victoria note primarily holds varying types of collateralized debt obligations.

Both firms that provide the fair value of the SIV securities employ a team of evaluators that review the inputs to the model and other external factors that should be considered. The models used to value all of the SIV securities are the same as those utilized to determine their fair value at December 31, 2009.

Management evaluates current market transactions, if any, for each of the SIV securities. In the event a market transaction does exist for a SIV security, management evaluates the publicly available information surrounding the transaction in order to assess if the price used represents the fair value for the SIV security. In management’s opinion, the current market for SIV securities does not represent an orderly and efficient market and has concluded that any transactions involving the SIV securities were the result of distressed sales. Therefore, market prices for any SIV securities do not represent the implied fair value of the SIV securities held by the Company.

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At March 31, 2010
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$11,084	$11,084	$—	$—
Fixed income available-for-sale securities	54,124	—	54,124	—
Trading securities issued by SIVs	116,518	—	—	116,518
Other trading securities	5,648	5,648	—	—

	$187,374	$16,732	$54,124	$116,518

	At December 31, 2009
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$3,511	$3,511	$—	$—
Fixed income available-for-sale securities	52,190	—	52,190	—
Trading securities issued by SIVs	120,714	—	—	120,714
Other trading securities	5,482	5,482	—	—

	$181,897	$8,993	$52,190	$120,714

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2010 to March 31, 2010:

Trading Securities Issued by SIVs
Balance, January 1, 2010	$120,714
Purchases, issuances and settlements, net	(21,544)
Total gains or (losses) (realized/unrealized):
Included in earnings	17,349
Included in other comprehensive income	—
Transfers in and out of Level 3	—

Balance March 31, 2010	$116,518

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2009 to March 31, 2009:

	Trading Securities Issued by SIVs	Other Trading Securities	Capital Support Agreements
Balance, January 1, 2009	$5,713	$1,697	$(173,983)
Purchases, issuances and settlements, net	193,624	—	—
Transfer of Capital Support Agreement at purchase	(128,498)	—	128,498
Total gains or (losses) (realized/unrealized):
Included in earnings	(1,982)	(112)	(12,460)
Included in other comprehensive income	—	—	—
Transfers in and out of Level 3	—	—	—

Balance March 31, 2009	$68,857	$1,585	$(57,945)

Note 6. Marketable Securities

Investments Available for Sale

Investments available for sale classified as non-current assets consist of:

	As of March 31, 2010
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$8,585	$23	$(133)	$8,475
Other mutual funds	2,631	—	(22)	2,609
Debt securities	52,290	1,834	—	54,124

	$63,506	$1,857	$(155)	$65,208

	As of December 31, 2009
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$580	$—	$(40)	$540
Other mutual funds	3,111	—	(140)	2,971
Debt securities	50,696	1,494	—	52,190

	$54,387	$1,494	$(180)	$55,701

Net unrealized holding gains at March 31, 2010 and December 31, 2009 were $987 (net of income tax expense of $715) and $960 (net of income tax expense of $354), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

Gross realized gains and losses from available-for-sale securities during the three months ended March 31, 2010 and 2009 were minimal. Gains and losses from available-for-sale securities are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

The Company’s debt securities are issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SEI Private Trust Company (SPTC) and have maturity dates which range from 2020 to 2039.

Trading Securities

Trading securities of the Company consist of:

	As of March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SIV securities	$280,597	$—	$(164,079)	$116,518
LSV-sponsored mutual funds	4,000	1,648	—	5,648

	$284,597	$1,648	$(164,079)	$122,166

	As of December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SIV securities	$309,796	$—	$(189,082)	$120,714
LSV-sponsored mutual funds	4,000	1,482	—	5,482

	$313,796	$1,482	$(189,082)	$126,196

The Company records all of its trading securities on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

Through March 31, 2010, the Company recognized $171,733 in cumulative losses from SIV securities and SIV-related issues. During the three months ended March 31, 2010, the Company recognized gains from SIV securities of $17,349, of which $10,662 resulted from cash payments received from the SIV securities and $7,165 was from an increase in fair value at March 31, 2010. In addition, the Company sold one of its SIV securities in January 2010 and recognized a loss of $478 in the three months ended March 31, 2010 from this sale. The cumulative loss pertaining to this SIV security was $7,654. The net gains from the SIV securities are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

During the three months ended March 31, 2009, the Company recognized losses of $14,442 from SIV securities and SIV-related issues. During the three months ended March 31, 2009, the Company purchased all of the Gryphon notes from the SDIT PO Fund for a cash purchase price of $194,913. As a result of this purchase, the Company recorded losses of $129,932 and its required capital contribution according to the Capital Support Agreements was reduced by $128,498. The three months ended March 31, 2009 also includes losses from changes in the fair value of previously purchased Gryphon notes for $548. The losses from the purchase of the SIV securities, as well as the subsequent reduction in the Company’s required capital contribution, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

The Company has an investment related to the startup of a mutual fund sponsored by LSV. This is a U.S. dollar denominated fund that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the fund are translated into U.S. dollars within the fund. The Company has purchased equity and currency futures contracts as part of an economic hedging strategy to minimize its exposure to price and currency risk inherent with this investment. The equity futures contracts had a notional value of $6,621 and are expected to hedge the price risk associated with movements of certain Canadian, Australian and global indices. The Company also purchased currency futures contracts with a notional value of $3,413 that are expected to hedge the currency risk associated with movements of the U.S. dollar against the Canadian and Australian dollars since the underlying securities of the fund are predominately denominated in those currencies. The fair value of the futures contracts are netted against the fair value of the investment in the LSV-sponsored fund. The net gains recognized from the futures contracts were minimal during the three months ended March 31, 2010 and 2009.

Note 7. Lines of Credit

The Company has a five-year $300,000 Credit Agreement (the Credit Facility) which expires in July 2012, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 0.625 percent above the London Interbank Offer Rate (“LIBOR”). There is also a commitment fee equal to 0.125 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility, as amended, contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase or decrease if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the Credit Facility may be terminated.

The Company made a principal payment of $33,000 in February 2010. As of March 31, 2010, the outstanding balance of the Credit Facility was $200,000 and is included in Long-term debt on the accompanying Consolidated Balance Sheet. The Company was in compliance with all covenants of the Credit Facility at March 31, 2010.

As of March 31, 2010, the Company’s ability to borrow from the Credit Facility is not limited by any covenant of the agreement. In management’s opinion, the leverage ratio is the most restrictive of all of the covenants contained in the Credit Facility. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). According to the terms of the agreement, the Company must continue to include the outstanding debt of LSV Employee Group in the calculation of consolidated indebtedness. The Company must maintain at all times a ratio of consolidated indebtedness of not more than 1.75 times the amount of EBITDA. As of March 31, 2010, the Company’s leverage ratio is 0.54 times EBITDA.

The Company considers the book value of long-term debt related to the borrowings through the Credit Facility to be representative of its fair value.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the three months ended March 31, 2010.

Note 8. Shareholders’ Equity

Stock-Based Compensation

The Company currently has one active equity compensation plan, the 2007 Equity Compensation Plan (the 2007 Plan), which provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights with respect to up to 20 million shares of common stock of the Company, subject to adjustment for stock splits, reclassifications, mergers and other events. Permitted grantees under the 2007 Plan include employees, non-employee directors and consultants who perform services for the Company. The plan is administered by the Compensation Committee of the Board of Directors of the Company. There were no grants of incentive stock options or stock appreciation rights made under the plan in 2010 or 2009. All outstanding stock options have performance-based vesting provisions specific to each option grant that tie the vesting of the applicable stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50 percent when specified diluted earnings per share targets are achieved, and the remaining 50 percent when secondary, higher specified diluted earnings per share targets are achieved. The amount of stock-based compensation expense is based upon management’s estimate of when the earnings per share targets may be achieved.

The Company discontinued any further grants under the Company’s 1998 Equity Compensation Plan (the 1998 Plan) as a result of the approval of the 2007 Plan. No options are available for grant from this plan. Grants made from the 1998 Plan continue in effect under the terms of the grant.

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended March 31, 2010 and 2009, respectively, as follows:

	Three Months Ended March 31,
	2010	2009
Stock-based compensation expense	$6,657	$3,430
Less: Deferred tax benefit	(2,506)	(667)

Stock-based compensation expense, net of tax	$4,151	$2,763

Basic and diluted earnings per share	$.02	$.01

Management does not expect that certain option grants, which do not vest due to the passage of time, will attain their pre-determined vesting targets; therefore, the Company has discontinued the amortization of the unrecognized stock-based compensation cost associated with these grants. These option grants have an unrecognized compensation cost of $21,299.

As of March 31, 2010, there was approximately $55,629 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2010	$19,842
2011	16,698
2012	10,709
2013	5,382
2014	1,499
2015	1,499

$55,629

During the three months ended March 31, 2010, the Company revised its previous estimate made as of December 31, 2009 of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in an increase of $1,984 in stock-based compensation expense in the three months ended March 31, 2010.

During the three months ended March 31, 2009, the Company revised its previous estimate made as of December 31, 2008 of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $1,794 in stock-based compensation expense in the three months ended March 31, 2009.

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2010 was $2,263. The total options exercisable as of March 31, 2010 had an intrinsic value of $30,679. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2010 and the exercise price of the shares. The market value of the Company’s common stock as of March 31, 2010 was $21.97 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31, 2010 was $19.28. Total options that were outstanding as of March 31, 2010 was 28,287,000.

Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1,628,365. Through March 31, 2010, a total of 259,020,000 shares at an aggregate cost of $1,519,441 have been purchased and retired. The Company purchased 1,020,000 shares at a total cost of $19,498 during the three months ended March 31, 2010.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 9. Business Segment Information

The Company’s reportable business segments in 2010 are:

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

Investment Managers – provides investment processing, fund processing, and operational outsourcing solutions to investment managers, fund companies and banking institutions located in the United States, and to investment managers worldwide of alternative asset classes such as hedge funds, funds of hedge funds, and private equity funds across both registered and partnership structures; and

Investments in New Businesses – provides investment management programs to ultra-high-net-worth families residing in the United States through the SEI Wealth Network®.

In January 2010, the Company deconsolidated the assets, liabilities and operations of LSV Asset Management. As a result, LSV is no longer considered a reportable business segment in 2010.

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2010 and 2009. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended March 31, 2010 and 2009.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2010
Revenues	$87,121	$45,463	$50,339	$37,610	$1,002	$221,535
Expenses	77,599	27,583	26,380	24,559	2,661	158,782

Operating profit (loss)	$9,522	$17,880	$23,959	$13,051	$(1,659)	$62,753
Operating margin	11%	39%	48%	35%	N/A	28%

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Months Ended March 31, 2009
Revenues	$96,948	$37,508	$39,379	$33,332	$1,254	$40,190	$248,611
Expenses (1)	78,798	27,109	24,170	22,867	3,293	26,446	182,683

Operating profit (loss)	$18,150	$10,399	$15,209	$10,465	$(2,039)	$13,744	$65,928
Operating margin	19%	28%	39%	31%	N/A	34%	27%

(1)	LSV includes $18,862 of noncontrolling interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the quarters ended March 31, 2010 and 2009 is as follows:

	2010	2009
Total operating profit from segments above	$62,753	$65,928
Corporate overhead expenses	(9,717)	(9,641)
Noncontrolling interest reflected in segments	309	19,063
LSV Employee Group (2)	—	(1,820)

Income from operations	$53,345	$73,530

(2)	For the three months ended March 31, 2009, includes $1,805 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the three months ended March 31, 2010 and 2009 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2010	2009	2010	2009
Private Banks	$7,877	$10,869	$3,708	$3,950
Investment Advisors	2,825	3,849	564	575
Institutional Investors	702	659	276	278
Investment Managers	1,119	782	470	414
Investments in New Businesses	156	217	37	46
LSV	—	36	—	100

Total from business segments	$12,679	$16,412	$5,055	$5,363
LSV Employee Group	—	—	—	—
Corporate Overhead	269	193	151	146

	$12,948	$16,605	$5,206	$5,509

	Amortization
	2010	2009
Private Banks	$3,701	$3,540
Investment Advisors	1,340	1,178
Institutional Investors	304	179
Investment Managers	205	135
Investments in New Businesses	107	58
LSV	—	109

Total from business segments	$5,657	$5,199
LSV Employee Group	—	1,820
Corporate Overhead	243	34

	$5,900	$7,053

Note 10. Income Taxes

The gross liability for unrecognized tax benefits at March 31, 2010 and December 31, 2009 was $5,329 and $4,989, respectively, exclusive of interest and penalties, of which $4,578 and $4,335 would affect the effective tax rate if the Company were to recognize the tax benefit.

The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2010 and December 31, 2009, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $887 and $864, respectively.

	March 31, 2010	December 31, 2009
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$5,329	$4,989
Interest and penalties on unrecognized benefits	887	864

Total gross uncertain tax positions	$6,216	$5,853

Amount included in Current liabilities	$888	$127
Amount included in Other long-term liabilities	5,328	5,726

	$6,216	$5,853

The Company’s effective tax rates were 37.9 percent and 20.5 percent for the three months ended March 31, 2010 and 2009, respectively. The tax rate in 2009 was favorably impacted by the recognition of certain tax benefits as discrete items. The discrete items amounted to $7,459 and are related to the realization of prior unrecognized tax benefits that have been resolved by the conclusion of the federal and state income tax audits during the three months ended March 31, 2009.

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

The Company estimates it will recognize $614 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 11. Commitments and Contingencies

In the normal course of business, the Company is party to various claims and legal proceedings. One of SEI’s principal subsidiaries, SIDCO, has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC. To date, the Complaints have been filed in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland although the three complaints filed in the District of Maryland have been voluntarily dismissed by the plaintiffs. Two of them were subsequently re-filed in the Southern District of New York. Two of the complaints filed in the Southern District of New York have been voluntarily dismissed by plaintiffs. The first complaint was filed on August 5, 2009. The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; ProShares Trust II, SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed to adequately describe the nature and risks of the investments. The Complaints allege that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. The Complaints seek unspecified compensatory and other damages, reasonable costs and other relief. The cases are in the early stage, and the court has not yet appointed lead plaintiff(s). Defendants have moved to consolidate the complaints, which motion has been granted. While the outcome of this litigation is uncertain given its early phase, SEI believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

The Company has also been named in three lawsuits that were filed in August 2009 in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the three actions purports to set forth claims on behalf of a class and also names SPTC as a defendant. All three actions name various defendants besides SEI, and, in all three actions, the plaintiffs purport to bring a cause of action against SEI under the Louisiana Securities Act. The putative class action also includes a claim against SEI for an alleged violation of the

Louisiana Unfair Trade Practices Act. In addition, in December 2009, a group of six plaintiffs filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana against SEI and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. Further, SEI is aware that in February 2010 two groups of plaintiffs amended petitions that they had previously filed in the 19th Judicial District for the Parish of East Baton Rouge, State of Louisiana to add claims against SEI and SPTC for alleged violations of the Louisiana Securities Act, the Louisiana Racketeering Act, and civil conspiracy. The underlying allegations in all six actions are purportedly related to the role of SPTC in providing data consolidation, securities processing, and other services to Stanford Trust Company. Two of the three actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases were also transferred by the Judicial Panel on Multidistrict Litigation (MDL) to a MDL pending in the Northern District of Texas. The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the same MDL pending in the Northern District of Texas. That case has been stayed. SEI and SPTC filed exceptions in the putative class action that remains pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied, in part, as to the other exceptions. There is a motion for class certification that is pending in that case. The time for SEI and SPTC to respond to the two amended petitions adding claims against them has not yet run. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at March 31, 2010 and 2009, the consolidated results of operations for the three months ended March 31, 2010 and 2009 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Consolidated Summary

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of March 31, 2010, through our subsidiaries and partnerships in which we have a significant interest, we administer $394.1 billion in mutual fund and pooled assets, manage $161.9 billion in assets, and operate from numerous countries worldwide. In January 2010, we deconsolidated the assets, liabilities and operations of LSV Asset Management. As a result, LSV is no longer considered a reportable business segment in 2010 (See “Deconsolidation of LSV and LSV Employee Group” later in this discussion).

Our Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 were:

	Three Months Ended March 31,		Percent Change
	2010	2009
Revenues	$221,535	$248,611	(11%)
Expenses	168,190	175,081	(4%)

Income from operations	53,345	73,530	(27%)
Net gain (loss) from investments	17,479	(14,450)	N/A
Interest income, net of interest expense	1,229	912	35%
Equity in earnings from unconsolidated affiliate	24,074	—	N/A

Income before income taxes	96,127	59,992	60%
Income taxes	36,269	8,929	306%

Net income	59,858	51,063	17%

Less: Net income attributable to noncontrolling interest	(438)	(16,863)	N/A

Net income attributable to SEI Investments Co.	$59,420	$34,200	74%
Diluted earnings per common share	$.31	$.18	72%

In our opinion, the following items had a significant impact on our financial results for the three month periods ended March 31, 2010 and 2009:

•

Revenues in the first quarter 2010 reflect the impact of deconsolidating LSV. Excluding revenues of $40.2 million from LSV in first quarter 2009, our revenues increased $13.1 million, or six percent. This increase was due to improved capital markets during the later part of 2009 and during 2010. The severe downturn in the capital markets during the first quarter 2009 significantly affected our revenues during that period. Our assets under management, excluding LSV, increased $17.2 billion, or 19 percent, to $107.6 billion at March 31, 2010 from $90.4 billion at March 31, 2009.

•

New business activity throughout 2009 in our Institutional Investors and Investment Managers segments also contributed to increased revenues. New client asset funding, as well as asset funding from existing clients, for our retirement and not-for-profit solutions in our Institutional Investors segment and for our hedge fund and separately managed accounts solutions in our Investment Managers segment positively impacted revenues in the first quarter of 2010.

•

Revenues in our Private Banks segment decreased due to lower trade-execution fees from reduced trading activity because of less market volatility as well as lower investment processing fees from bank clients involved in mergers and acquisitions.

•

During the first quarter 2010, we recognized $17.3 million in gains from SIV securities whereas during the first quarter 2009, we recognized losses of $14.4 million. Approximately $10.7 million of the gain in 2010 resulted from cash payments received from the SIV securities that had been previously written down.

•

Our percentage ownership of LSV remained at approximately 42 percent. Our proportionate share in the earnings of LSV in the first quarter 2010 was $24.1 million, as compared to $13.8 million in first quarter 2009, an increase of 75 percent. LSV’s revenues significantly increased because of market appreciation in the value of assets under management. LSV’s assets under management were $54.2 billion at March 31, 2010, as compared to $32.3 billion at March 31, 2009, an increase of 68 percent.

•

We continued to invest in the Global Wealth Platform and its operational infrastructure. During the first quarter of 2010, we capitalized $8.4 million for significant enhancements and new functionality for the platform, as compared to $13.6 million in the first quarter of 2009. We will continue to incur significant development costs for these enhancements and upgrades. Our intention is to implement enhancements and upgrades into the platform through a series of releases.

•

Our effective tax rate for the first quarter of 2010 increased to 37.9 percent as compared to 20.5 percent in the first quarter of 2009. Our tax rate in 2009 was favorably impacted by the recognition of certain tax benefits related to the conclusion of federal and state income tax audits.

•	We continued our stock repurchase program during 2010 and purchased approximately 1,020,000 shares at an average price of approximately $19 per share in the first quarter of 2010.

Deconsolidation of LSV and LSV Employee Group

In January 2010, new accounting guidance pertaining to the consolidation of VIEs became effective. Under the new guidance, we are not considered to be the primary beneficiary of LSV Employee Group and discontinued consolidating the accounts of LSV and LSV Employee Group. Our interest in LSV is accounted for using the equity method because of our less than 50 percent ownership. Our interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheet and our proportionate share in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statement of Operations. The deconsolidation of LSV and LSV Employee Group had no effect on Net income attributable to SEI. Prior period financial statements are not reclassified for the new accounting guidance. For more information pertaining to the deconsolidation of LSV and LSV Employee Group, see Note 2 to the Consolidated Financial Statements.

The following proforma Consolidated Statements of Operations presents first quarter 2009 as if LSV and LSV Employee Group was deconsolidated and LSV was accounted for under the equity method. This proforma statement is being provided for informational and comparative purposes only and is not a restatement or reclassification of previously reported statements.

	Three Months Ended March 31,
	2010 (As Reported)	2009 (Proforma)	Percent Change
Revenues	$221,535	$208,421	6%
Expenses	168,190	165,677	2%

Income from operations	53,345	42,744	25%
Net gain (loss) from investments	17,479	(14,450)	N/A
Interest income, net interest expense	1,229	1,318	(7%)
Equity in earnings from unconsolidated affiliate	24,074	13,754	75%

Income before income taxes	96,127	43,366	122%
Income taxes	36,269	8,929	306%

Net income	59,858	34,437	74%

Less: Net income attributable to noncontrolling interest	(438)	(237)	85%

Net income attributable to SEI Investments Co.	$59,420	$34,200	74%

Diluted earnings per common share	$.31	$.18	72%

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances (In millions)	As of March 31,		Percent Change
	2010	2009
Private Banks:
Equity and fixed income programs	$12,635	$9,679	31%
Collective trust fund programs	1,023	1,198	(15%)
Liquidity funds	5,329	8,929	(40%)

Total assets under management	$18,987	$19,806	(4%)
Client proprietary assets under administration	11,429	9,920	15%

Total assets	$30,416	$29,726	2%
Investment Advisors:
Equity and fixed income programs	26,222	18,832	39%
Collective trust fund programs	2,284	2,716	(16%)
Liquidity funds	1,731	3,458	(50%)

Total assets under management	$30,237	$25,006	21%
Institutional Investors:
Equity and fixed income programs	45,891	32,565	41%
Collective trust fund programs	657	791	(17%)
Liquidity funds	3,198	3,802	(16%)

Total assets under management	$49,746	$37,158	34%
Investment Managers:
Equity and fixed income programs	2	3	(33%)
Collective trust fund programs	7,639	6,917	10%
Liquidity funds	447	898	(50%)

Total assets under management	$8,088	$7,818	3%
Client proprietary assets under administration	220,807	221,798	—

Total assets	$228,895	$229,616	—
Investments in New Businesses:
Equity and fixed income programs	534	472	13%
Liquidity funds	72	157	(54%)

Total assets under management	$606	$629	(4%)
LSV:
Equity and fixed income programs	$54,189	$32,308	68%
Consolidated:
Equity and fixed income programs	139,473	93,859	49%
Collective trust fund programs	11,603	11,622	—
Liquidity funds	10,777	17,244	(38%)

Total assets under management	$161,853	$122,725	32%
Client proprietary assets under administration	232,236	231,718	—

Total assets under management and administration	$394,089	$354,443	11%

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

Business Segments

Revenues, Expenses and Operating Profit (Loss) for our business segments, excluding LSV, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 were as follows:

	For the Three Months Ended March 31,
	2010	2009	Percent Change
Private Banks:
Revenues	$87,121	$96,948	(10%)
Expenses	77,599	78,798	(2%)

Operating Profit	$9,522	$18,150	(48%)
Operating Margin	11%	19%
Investment Advisors:
Revenues	$45,463	$37,508	21%
Expenses	27,583	27,109	2%

Operating Profit	$17,880	$10,399	72%
Operating Margin	39%	28%
Institutional Investors:
Revenues	$50,339	$39,379	28%
Expenses	26,380	24,170	9%

Operating Profit	$23,959	$15,209	58%
Operating Margin	48%	39%
Investment Managers:
Revenues	$37,610	$33,332	13%
Expenses	24,559	22,867	7%

Operating Profit	$13,051	$10,465	25%
Operating Margin	35%	31%
Investments in New Businesses:
Revenues	$1,002	$1,254	(20%)
Expenses	2,661	3,293	(19%)

Operating Loss	($1,659)	($2,039)	19%
Operating Margin	N/A	N/A

For additional information pertaining to our business segments, see Note 9 to the Consolidated Financial Statements.

Private Banks

	For the Three Months Ended March 31,
	2010	2009	Percent Change
Revenues:
Information processing and software servicing fees	$57,926	$61,792	(6%)
Asset management, administration & distribution fees	20,856	20,224	3%
Transaction-based and trade execution fees	8,339	14,932	(44%)

Total revenues	$87,121	$96,948	(10%)

Revenues decreased $9.8 million, or ten percent, compared to the prior year corresponding period and were primarily affected by:

•	$7.0 million in contract buyout fees in first quarter 2009 related to existing bank clients involved in mergers and acquisitions;

•	Lower recurring investment processing fees mainly due to lost clients involved in mergers and acquisitions as well as price reductions provided to existing clients that contracted for longer periods;

•	Decreased trade execution fees due to significantly lower volatility in the capital markets during the first quarter of 2010 as compared to the prior year comparable period; and

•	Lower fees from our liquidity products; partially offset by

•	Increased investment management fees from existing international clients due to higher assets under management from improved capital markets;

•	$3.0 million in non-recurring investment processing fees from existing clients involved in mergers and acquisitions for data conversion services; and

•	Increased investment processing fees, including non-recurring project fees, from a new Global Wealth Services client implemented onto GWP in mid 2009.

Operating margins decreased to 11 percent compared to 19 percent in the same period a year ago. Operating income decreased by $8.6 million, or 48 percent, compared to the prior year corresponding period and was primarily affected by:

•	A decrease in revenues;

•	Increased direct expenses associated with increased investment management fees from existing international clients;

•	Increased non-capitalized development costs and amortization expense relating to the Global Wealth Platform; and

•	Increased stock-based compensation costs; partially offset by

•	Decreased one-time termination costs associated with the workforce reduction in first quarter 2009, net of one-time termination costs in first quarter 2010;

•	Decreased direct expenses associated with the decreased trade execution fees; and

•	Decreased salary, incentive-based compensation and other personnel expenses.

Investment Advisors

Revenues increased $8.0 million, or 21 percent, compared to the prior year corresponding period and were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by improved capital markets; and

•	An increase in the average basis points earned on assets due to client-directed shifts from liquidity products to our equity and fixed income programs.

Operating margins increased to 39 percent compared to 28 percent in the same period a year ago. Operating income increased by $7.5 million, or 72 percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; and

•	Decreased one-time personnel costs associated with the workforce reduction in first quarter 2009; partially offset by

•	Increased stock-based compensation costs.

Institutional Investors

Revenues increased $11.0 million, or 28 percent, compared to the prior year corresponding period and were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by improved capital markets as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by

•	Client losses; and

•	Unfavorable currency exchange rate changes.

Operating margins increased to 48 percent compared to 39 percent in the same period a year ago. Operating income increased $8.8 million, or 58 percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; and

•	Decreased one-time personnel costs associated with the workforce reduction in first quarter 2009; partially offset by

•	Increased direct expenses associated with higher investment management fees; and

•	Increased stock-based compensation costs.

Investment Managers

Revenues increased $4.3 million, or 13 percent, compared to the prior year corresponding period and were primarily affected by:

•	Cash flows from new clients, primarily hedge fund clients; and

•	Net positive cash flows from existing hedge fund clients mainly due to higher valuations from capital market increases; partially offset by

•	Client losses.

Operating margins increased to 35 percent compared to 31 percent in the same period a year ago. Operating income increased $2.6 million, or 25 percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; and

•	Decreased one-time personnel costs associated with the workforce reduction in first quarter 2009; partially offset by

•	Increased salary and other personnel expenses in operations due to new business; and

•	Increased stock-based compensation costs.

Other

Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,
	2010	2009
Net gain (loss) from investments	$17,479	$(14,450)
Interest and dividend income	1,700	1,711
Interest expense	(471)	(799)
Equity in the earnings of unconsolidated affiliate	24,074	—

Total other income and expense items, net	$42,782	$(13,538)

Net gain (loss) from investments

Net gain (loss) from investments consists of:

	Three Months Ended March 31,
	2010	2009
Gains (losses) from SIV securities and Capital Support Agreements	$17,349	$(14,442)
Increase in fair value of financial instruments (A)	166	55
Net realized (loss) gain from sales of marketable securities	(36)	41
Other losses	—	(104)

Net gain (loss) from investments	$17,479	$(14,450)

(A)	Excludes the change in fair value of SIV securities. All changes in fair value of SIV securities are included in Gains (losses) from SIV securities and Capital Support Agreements.

During the three months ended March 31, 2010, we recognized gains of $17,349 from SIV securities, of which $10,662 resulted from cash payments received from the SIV securities and $7,165 from an increase in fair value at March 31, 2010. In addition, we sold one of our SIV securities in January 2010 and recognized an additional loss of $478 in the first quarter 2010 from this sale. In April 2010, we sold a minor SIV security holding. The gain or loss from this sale will be recognized in the second quarter 2010.

During the three months ended March 31, 2009, we recognized losses of $14,442 from SIV securities and SIV related issues. During the first quarter 2009, we purchased all of the Gryphon notes from the SDIT PO Fund for a cash purchase price of $194,913. As a result of this purchase, we recorded losses of $129,932 and our required capital contribution was reduced by $128,498. The first quarter 2009 also includes losses from changes in the fair value of previously purchased Gryphon notes for $548.

Interest and dividend income

Interest and dividend income is earned based upon the amount of cash that is invested daily and the average yield earned on those balances.

Interest expense

Interest expense in first quarter 2009 includes $416 in interest charges for the borrowings of LSV Employee Group. We did not recognize any interest expense for LSV Employee Group in first quarter 2010. The remaining balance of interest expense pertains to interest charges and commitment fees associated with our credit facility.

Equity in the earnings of unconsolidated affiliate

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statement of Operations includes our less than 50 percent ownership in LSV. We deconsolidated the accounts and operations of LSV in January 2010. In 2009, LSV was a business segment and, therefore, our proportionate share in the earnings of LSV was included in the results of our business segments. Our total partnership interest in LSV remained at approximately 42 percent during the three month periods ended March 31, 2010 and 2009. Our proportionate share in the earnings of LSV was $24.1 million in first quarter 2010 as compared to $13.8 million in first quarter 2009, an increase of 75 percent. This increase was due to increased assets under management from existing clients because of improved capital markets. LSV’s assets under management increased $21.9 billion to $54.2 billion at March 31, 2010 as compared to $32.3 billion at March 31, 2009, an increase of 68 percent.

Noncontrolling interest

Noncontrolling interest in 2009 primarily includes the amount owned by other shareholders or partners of LSV and LSV Employee Group.

Income Taxes

Our effective tax rates were 37.9 percent and 20.5 percent for the three months ended March 31, 2010 and 2009, respectively. Our tax rate in 2009 was favorably impacted by the recognition of certain tax benefits as discrete items. The discrete items amounted to $7.5 million and are related to the realization of prior unrecognized tax benefits that have been resolved by the conclusion of the federal and state income tax audits during the first quarter of 2009. Tax discrete items generally are not related to current year income or expense and must be entirely recognized in the quarter that they are identified.

Stock-Based Compensation

During the three months ended March 31, 2010 and 2009, we recognized approximately $6.6 million and $3.4 million, respectively, in stock-based compensation expense, an increase of $3.2 million. This increase consisted of the following components:

Change in Stock-Based Compensation Expense
Stock-based compensation cost recognized in 2010 for grants made in December 2009	$2,197
Change in management’s estimate of expected vesting of stock options for grants that were outstanding at December 31, 2009	1,374
Stock-based compensation cost associated with options that vested in 2009	(246)
Other items	(98)

$3,227

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

Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2010	$19,842
2011	16,698
2012	10,709
2013	5,382
2014	1,499
2015	1,499

$55,629

Fair Value Measurements

The fair value of our financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of most of our financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) securities that are single issuer pools that are valued based on current market data of similar assets. Our Level 3 financial assets consist mainly of SIV securities (See Note 5 to the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

	For the Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$18,100	$49,552
Net cash used in investing activities	(47,409)	(209,764)
Net cash (used in) provided by financing activities	(60,907)	171,653

Net increase (decrease) in cash and cash equivalents	(90,216)	11,441
Cash and cash equivalents, beginning of period	590,877	416,643

Cash and cash equivalents, end of period	$500,661	$428,084

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At March 31, 2010, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility. During March 2009, we borrowed $195.0 million through our five-year, $300.0 million credit facility and used the proceeds to purchase SIV securities from SEI-sponsored money market funds. We borrowed an additional $59.0 million in June 2009 to purchase the remaining SIV securities from the money market funds. We made principal payments of $21.0 million and $33.0 million in December 2009 and February 2010, respectively. The outstanding balance of the credit facility as of March 31, 2010 was $200.0 million.

Due to the adoption of new accounting guidance, we discontinued consolidating the accounts of LSV and LSV Employee Group in January 2010 (See “Deconsolidation of LSV and LSV Employee Group” earlier in this discussion). Because of the deconsolidation, we no longer include the amount of cash and cash equivalents of LSV and LSV Employee Group on our balance sheet. The deconsolidation resulted in a net reduction of $37.1 million in our cash and cash equivalents during the first quarter of 2010.

Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. As of April 30, 2010, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $397.5 million.

Our credit facility is an unsecured senior revolving line of credit with JPMorgan Chase Bank, N.A., individually and as agent and a syndicate of other lenders. The credit facility is scheduled to expire in July 2012. The availability of the credit facility is subject to the compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. Of all of the covenants, we believe satisfying the leverage ratio could be the most difficult in the future. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). We must maintain a ratio of consolidated indebtedness of not more than 1.75 times the amount of EBITDA until the expiration of the agreement. As of March 31, 2010, our leverage ratio is 0.54 times EBITDA. According to the terms of the covenant, we must continue to include the outstanding debt of LSV Employee Group in the calculation of consolidated indebtedness. We do not anticipate that this covenant or any covenant of the credit facility will restrict our ability to utilize the credit facility.

Cash flows from operations decreased $31.5 million in the first quarter of 2010 compared to the first quarter of 2009 due to non-cash adjustments for net realized gains from marketable securities in 2010 as opposed to net realized losses in 2009 and higher expected tax payments due to the absence of realized losses from our SIV securities recognized in previous years. The net change in our working capital accounts and the increase in net income served to partially offset this decline. We expect cash flows from operations to increase in the second quarter 2010 due to the partnership distribution payment we will receive and record as a cash flow from operations.

We have long-term contractual agreements with banks and other financial institutions, especially within our Private Banks segment. These banks and financial institutions continue to meet the scheduled payment terms under these contracts. We have no reason to believe that these clients will be unable to satisfy current and future obligations. Additionally, the Investment Managers segment has contractual agreements with managers of hedge funds. There have been recent concerns and issues within the hedge fund industry. We believe our clients are stable and well-respected managers that will continue to remain viable entities over the long-term. We do not have any significant collectibility issues regarding our receivables as of March 31, 2010 and we have not received any indications that we should anticipate significant collectibility issues regarding our receivables in the near term.

Net cash used in investing activities includes:

•

The deconsolidation of LSV and LSV Employee Group. The previously discussed deconsolidation of the cash accounts of LSV and LSV Employee Group resulted in a net reduction of $37.1 million in the first quarter of 2010. This amount reflects the removal of the cash balances of LSV and LSV Employee Group at December 31, 2009 net of the partnership distribution payment of $21.2 million we received in the first quarter of 2010.

•

Purchases, sales and maturities of marketable securities. We had cash outflows of $14.0 million for the purchase of marketable securities in the first quarter of 2010 as compared to $194.9 million in the first quarter of 2009. Marketable securities purchased in 2010 consisted of investments for the start-up of new investment products and additional GNMA securities to satisfy applicable regulatory requirements of SPTC. Marketable securities purchased in 2009 consisted of SIV securities from SEI-sponsored money market funds. Sales and maturities of marketable securities, including principal prepayments received from our GNMA and SIV securities, were $18.6 million in 2010 as compared to $4.2 million in 2009.

•

The capitalization of costs incurred in developing computer software. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality of the platform. We capitalized $8.4 million of software development costs in the first quarter of 2010 as compared to $13.6 million in the first quarter of 2009. Amounts capitalized in 2010 and 2009 include costs for significant enhancements and upgrades to the platform.

•

Capital expenditures. Our capital expenditures in the first quarter of 2010 primarily include equipment for our data center operations. Capital expenditures in the first quarter of 2009 primarily include new computer-related equipment associated with our investment processing platforms. We expect to make additional purchases for the support of our data center operations during 2010.

Net cash used in financing activities includes:

•

Principal payments of our debt. Principal payments in the first quarter of 2010 include the payment of $33.0 million in February 2010 to reduce the outstanding debt associated with our credit facility. Principal payments in the first quarter of 2009 consist of payments made by LSV Employee Group for amounts previously included in our debt. Due to the deconsolidation of LSV Employee Group in January 2010, we no longer include the principal payments of LSV Employee Group in cash flows from financing activities.

•

Borrowings on long-term debt. In the first quarter of 2009, we borrowed $195.0 million through our credit facility to finance our purchases of SIV securities from SEI-sponsored money market funds. There were no borrowings related to our credit facility in 2010.

•	Dividend payments. Cash dividends paid were $17.1 million or $.09 per share in the first quarter of 2010 and $15.3 million or $.08 per share in the first quarter of 2009.

•

The repurchase of our common stock. Our Board of Directors has authorized the repurchase of up to $1.6 billion worth of our common stock. Through April 30, 2010, we repurchased approximately 259.1 million shares of our common stock at a cost of $1.5 billion and had $106.6 million of authorization remaining for the purchase of our common stock under this program. We spent approximately $19.5 million during the first quarter of 2010 and $5.9 million during the first quarter of 2009 for the repurchase of our common stock. Currently, there is no expiration date for our common stock repurchase program.

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

Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K in Part I, Item 1A. These risks include the following:

•	changes in capital markets that may affect our revenues and earnings;

•	product development risk;

•	consolidation within our target markets, including consolidations between banks and other financial institutions;

•	risk of failure by a third-party service provider;

•	the performance of the funds we manage;

•	the affect of extensive governmental regulation;

•	systems and technology risks;

•	data security risks;

•	third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;

•	operational risks associated with the processing of investment transactions;

•	changes in, or interpretation of, accounting principles or tax rules and regulations;

•	fluctuations in foreign currency exchange rates; and

•	retention of senior management personnel.

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

Information regarding our market risk exposures appears in Part II—Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in our market risk exposures from those disclosed in our Annual Report on Form 10-K for 2009.

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

(b)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

One of SEI’s principal subsidiaries, SIDCO, has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC. To date, the Complaints have been filed in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland although the three complaints filed in the District of Maryland have been voluntarily dismissed by the plaintiffs. Two of them were subsequently re-filed in the Southern District of New York. Two of the complaints filed in the Southern District of New York have been voluntarily dismissed by plaintiffs. The first complaint was filed on August 5, 2009. The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; ProShares Trust II, SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed to adequately describe the nature and risks of the investments. The Complaints allege that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. The Complaints seek unspecified compensatory and other damages, reasonable costs and other relief. The cases are in the early stage, and the court has not yet appointed lead plaintiff(s). Defendants have moved to consolidate the complaints, which motion has been granted. While the outcome of this litigation is uncertain given its early phase, SEI believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

SEI has also been named in three lawsuits that were filed in August 2009 in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the three actions purports to set forth claims on behalf of a class and also names SPTC as a defendant. All three actions name various defendants besides SEI, and, in all three actions, the plaintiffs purport to bring a cause of action against SEI under the Louisiana Securities Act. The putative class action also includes a claim against SEI for an alleged violation of the Louisiana Unfair Trade Practices Act. In addition, in December 2009, a group of six plaintiffs filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act, and Louisiana Racketeering Act and conspiracy. Further, SEI is aware that, in February 2010, two groups of plaintiffs amended petitions they had previously filed in the 19th Judicial District for the Parish of East Baton Rouge, State of Louisiana, to add claims against SEI and SPTC for alleged violations of the Louisiana Securities Act, the Louisiana Racketeering Act, and civil conspiracy. The underlying allegations in all six actions are purportedly related to the role of SPTC in providing data consolidation, securities processing, and other services to Stanford Trust Company. Two of the three actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases were also transferred by the Judicial Panel on Multidistrict Litigation (MDL) to a MDL pending in the Northern District of Texas. The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the same MDL pending in the Northern District of Texas. That case has been stayed. SEI and SPTC filed exceptions in the putative class action that remains pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied, in part, as to the other exceptions. There is a motion for class certification that is pending in that case. The time for SEI and SPTC to respond to the two amended petitions adding claims against them has not yet run. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(e)	Our Board of Directors has authorized the repurchase of up to $1.6 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended March 31, 2010 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – 31, 2010	50,000	$18.06	50,000	$127,519,000
February 1 – 28, 2010	426,000	17.39	426,000	120,101,000
March 1 – 31, 2010	544,000	20.56	544,000	108,924,000

Total	1,020,000	19.11	1,020,000

Item 6.	Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date: May 5, 2010	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer