Form 10-Q
period 2010-06-30
SEI INVESTMENTS CO
filed 2010-08-05
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of July 28, 2010 was 188,488,789

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	June 30, 2010	December 31, 2009

Assets

Current Assets:

Cash and cash equivalents	$461,929	$590,877
Restricted cash	19,000	20,000
Receivables from regulated investment companies	29,637	28,134
Receivables, net of allowance for doubtful accounts of $1,306 and $3,348 (Note 4)	135,233	184,317
Deferred income taxes	1,142	2,283
Other current assets	14,859	15,792

Total Current Assets	661,800	841,403

Property and Equipment, net of accumulated depreciation and amortization of $163,482 and $158,113 (Note 4)	147,159	146,053

Capitalized Software, net of accumulated amortization of $79,294 and $67,894
	284,834	278,656

Investments Available for Sale (Note 6)	72,274	55,701

Trading Securities (Note 6)	105,105	126,196

Investment in Unconsolidated Affiliate (Note 2)	61,370	0

Goodwill (Note 2)	0	22,842

Intangible Assets, net of accumulated amortization of $31,182 (Note 2)
	0	44,859

Other Assets	17,579	18,098

Total Assets	$1,350,121	$1,533,808

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	June 30, 2010	December 31, 2009

Liabilities and Shareholders’ Equity

Current Liabilities:

Current portion of long-term debt	$0	$6,400
Accounts payable	8,176	2,851
Accrued liabilities (Note 4)	107,817	152,944
Deferred revenue	151	860

Total Current Liabilities	116,144	163,055

Long-term Debt (Note 7)	150,000	247,152

Deferred Income Taxes	86,417	86,257

Other Long-term Liabilities (Note 11)	5,752	5,726

Commitments and Contingencies (Note 12)

Equity:

SEI Investments Company shareholders’ equity:

Common stock, $.01 par value, 750,000 shares authorized; 188,666 and 190,208 shares issued and outstanding	1,887	1,902
Capital in excess of par value	544,230	522,080
Retained earnings	434,370	384,483
Accumulated other comprehensive (loss) income, net	(1,521)	1,258

Total SEI Investments Company shareholders’ equity	978,966	909,723

Noncontrolling interest	12,842	121,895

Total Equity	991,808	1,031,618

Total Liabilities and Equity	$1,350,121	$1,533,808

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2010	2009
Revenues:
Asset management, administration and distribution fees	$154,774	$183,209
Information processing and software servicing fees	61,296	54,694
Transaction-based and trade execution fees	12,318	14,106

Total revenues	228,388	252,009

Expenses:
Subadvisory, distribution and other asset management costs	21,671	20,645
Brokerage commissions and royalties	14,972	15,494
Compensation, benefits and other personnel	67,012	63,670
Stock-based compensation	6,278	3,361
Consulting, outsourcing and professional fees	22,702	18,711
Data processing and computer related	10,417	11,177
Facilities, supplies and other costs	16,583	16,203
Amortization	5,997	7,398
Depreciation	5,584	5,364

Total expenses	171,216	162,023

Income from operations	57,172	89,986

Net gain (loss) from investments	3,594	(2,533)
Interest and dividend income	1,502	1,937
Interest expense	(415)	(1,051)
Other income	1,070	0
Equity in earnings of unconsolidated affiliate	23,519	0

Income before income taxes	86,442	88,339
Income taxes	32,603	24,212

Net income	53,839	64,127

Less: Net income attributable to noncontrolling interest	(361)	(22,556)

Net income attributable to SEI Investments Company	$53,478	$41,571

Basic earnings per common share	$.28	$.22

Diluted earnings per common share	$.28	$.22

Dividends declared per common share	$.10	$.08

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,
	2010	2009
Revenues:
Asset management, administration and distribution fees	$307,712	$352,573
Information processing and software servicing fees	119,922	116,911
Transaction-based and trade execution fees	22,289	31,136

Total revenues	449,923	500,620

Expenses:
Subadvisory, distribution and other asset management costs	44,926	40,468
Brokerage commissions and royalties	28,345	33,224
Compensation, benefits and other personnel	134,228	137,108
Stock-based compensation	12,935	6,791
Consulting, outsourcing and professional fees	43,409	39,861
Data processing and computer related	20,345	22,692
Facilities, supplies and other costs	32,531	31,636
Amortization	11,897	14,451
Depreciation	10,790	10,873

Total expenses	339,406	337,104

Income from operations	110,517	163,516

Net gain (loss) from investments	21,073	(16,983)
Interest and dividend income	3,202	3,648
Interest expense	(886)	(1,850)
Other income	1,070	0
Equity in earnings of unconsolidated affiliate	47,593	0

Income before income taxes	182,569	148,331
Income taxes	68,872	33,141

Net income	113,697	115,190

Less: Net income attributable to noncontrolling interest	(799)	(39,419)

Net income attributable to SEI Investments Company	$112,898	$75,771

Basic earnings per common share	$.60	$.40

Diluted earnings per common share	$.59	$.40

Dividends declared per common share	$.10	$.08

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended June 30,
		2010		2009
Net income		$53,839		$64,127

Other comprehensive (loss) income, net of tax:

Foreign currency translation adjustments		(5,071)		5,503

Unrealized holding gain on investments:

Unrealized holding gains during the period, net of income tax expense of $304 and $164	690		1,034

Less: reclassification adjustment for losses realized in net income, net of income tax benefit of $2 and $322	4	694	555	1,589

Total other comprehensive (loss) income, net of tax		(4,377)		7,092

Comprehensive income		$49,462		$71,219

Comprehensive loss (income) attributable to noncontrolling interest		926		(23,530)

Comprehensive income attributable to SEI Investments Company		$50,388		$47,689

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Six Months Ended June 30,
		2010		2009

Net income		$113,697		$115,190

Other comprehensive (loss) income, net of tax:

Foreign currency translation adjustments		(4,294)		3,733

Unrealized holding gain on investments:

Unrealized holding gains during the period, net of income tax expense of $649 and $406	690		945

Less: reclassification adjustment for losses realized in net income, net of income tax benefit of $17 and $311	31	721	528	1,473

Total other comprehensive (loss) income, net of tax		(3,573)		5,206

Comprehensive income		$110,124		$120,396

Comprehensive income attributable to noncontrolling interest
		(5)		(39,907)

Comprehensive income attributable to SEI Investments Company		$110,119		$80,489

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$113,697	$115,190
Adjustments to reconcile net income to net cash provided by operating activities	(48,008)	18,529

Net cash provided by operating activities	65,689	133,719

Cash flows from investing activities:
Additions to restricted cash	(430)	(3,000)
Additions to property and equipment	(14,303)	(6,594)
Additions to capitalized software	(17,578)	(24,607)
Purchase of marketable securities	(24,769)	(252,403)
Prepayments and maturities of marketable securities	28,297	13,999
Sale of marketable securities	23,069	0
LSV and LSV Employee Group cash balances, net (A)	(37,083)	0

Net cash used in investing activities	(42,797)	(272,605)

Cash flows from financing activities:
Payments on long-term debt	(83,000)	(6,844)
Proceeds from borrowings on long-term debt	0	254,000
Purchase and retirement of common stock	(47,643)	(10,464)
Proceeds from issuance of common stock	13,821	8,218
Tax benefit on stock options exercised	993	1,059
Payment of dividends	(36,011)	(30,598)

Net cash (used in) provided by financing activities	(151,840)	215,371

Net (decrease) increase in cash and cash equivalents	(128,948)	76,485

Cash and cash equivalents, beginning of period	590,877	416,643

Cash and cash equivalents, end of period	$461,929	$493,128

(A)	Cash balances, net of the partnership distribution payment received in January 2010, of LSV and LSV Employee Group at December 31, 2009 removed due to the deconsolidation of the accounts and operations of LSV and LSV Employee Group in January 2010 (See Note 2).

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six month periods ended June 30, 2010 and 2009. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Except as disclosed herein, there have been no significant changes in significant accounting policies during the six months ended June 30, 2010 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Variable Interest Entities

The Company has involvement with various variable interest entities (VIE or VIEs). These VIEs consist of LSV Employee Group and investment products established for clients created in the form of various types of legal entity structures. In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance related to the consolidation of VIEs. This guidance changed how a company determines when an entity that is insufficiently capitalized or is not controlled through voting common stock should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could be potentially significant to the entity. The new guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprises involvement in VIEs. The new guidance became effective January 1, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents includes $367,842 and $438,690 at June 30, 2010 and December 31, 2009, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. Cash and cash equivalents at December 31, 2009 includes $57,061 from LSV (See Note 2).

Restricted Cash

Restricted cash includes $16,000 and $17,000 at June 30, 2010 and December 31, 2009, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers. Additionally, Restricted cash includes $3,000 at June 30, 2010 and December 31, 2009 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited.

Capitalized Software

The Company capitalized $17,578 and $24,607 of software development costs during the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 11.9 years. Amortization expense related to capitalized software was $11,400 and $10,095 during the six months ended June 30, 2010 and 2009, respectively.

Software development costs capitalized during the six months ended June 30, 2010 and 2009 relates to the continued development of the Global Wealth Platform (GWP). As of June 30, 2010, the net book value of GWP was $283,113 (net of accumulated amortization of $50,783), including $13,975 of capitalized software development costs in-progress associated with future releases. GWP has an estimated useful life of 15 years and a weighted average remaining life of 12.0 years. Amortization expense for GWP was $11,117 and $9,208 during the six months ended June 30, 2010 and 2009, respectively.

Earnings per Share

The calculations of basic and diluted earnings per share for the three months ended June 30, 2010 and 2009 are:

	For the Three Month Period Ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$53,478	189,356	$.28

Dilutive effect of stock options	0	2,144

Diluted earnings per common share	$53,478	191,500	$.28

	For the Three Month Period Ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$41,571	191,023	$.22

Dilutive effect of stock options	0	910

Diluted earnings per common share	$41,571	191,933	$.22

Employee stock options to purchase 10,422,000 and 19,522,000 shares of common stock, with an average exercise price of $24.87 and $22.35, were outstanding during the three month periods ended June 30, 2010 and 2009, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

The calculations of basic and diluted earnings per share for the six months ended June 30, 2010 and 2009 are:

	For the Six Month Period Ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$112,898	189,652	$.60

Dilutive effect of stock options	0	1,629

Diluted earnings per common share	$112,898	191,281	$.59

	For the Six Month Period Ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$75,771	191,053	$.40

Dilutive effect of stock options	0	618

Diluted earnings per common share	$75,771	191,671	$.40

Employee stock options to purchase 16,210,000 and 24,377,000 shares of common stock, with an average exercise price of $23.46 and $20.85, were outstanding during the six month periods ended June 30, 2010 and 2009, respectively, but not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2010	2009

Net income	$113,697	$115,190

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization	11,897	14,451
Depreciation	10,790	10,873
Stock-based compensation	12,935	6,791
Undistributed equity in the earnings of unconsolidated affiliate	(24,476)	0
Payments to partners of LSV	0	(48,329)
Provision for losses on receivables	(893)	823
Deferred income tax expense	635	54,521
Net realized (gains) losses on investments	(21,073)	160,993
Change in other long-term liabilities	26	846
Change in other assets	(457)	758
Other	(3,493)	2,535
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	(1,503)	2,562
Receivables	(14,324)	(993)
Other current assets	308	(17,972)
Increase (decrease) in
Accounts payable	5,328	826
Capital Support Agreements	0	(144,010)
Payable to regulated investment companies	0	(18)
Accrued liabilities	(22,999)	(25,567)
Deferred revenue	(709)	(561)

Total adjustments	(48,008)	18,529

Net cash provided by operating activities	$65,689	$133,719

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

LSV Asset Management

At June 30, 2010, the Company’s total investment in LSV was $61,370. The investment in LSV exceeded the underlying equity in the net assets of LSV by $4,372, of which $3,062 is considered goodwill embedded in the investment. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV for $44,359 and $41,195 in the six months ended June 30, 2010 and 2009, respectively. The partnership distribution payment of $21,242 received in January 2010 is reflected in LSV and LSV Employee Group cash balances, net on the accompanying Consolidated Statement of Cash Flows.

The following table contains the condensed statements of operations of LSV for the three and six months ended June 30, 2010:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Revenues	$65,011	$131,020
Pre-tax income	56,641	114,613

The following table contains the condensed balance sheet of LSV at June 30, 2010:

June 30, 2010
Cash and cash equivalents	$56,932
Accounts receivable	70,206
Other current assets	529
Non-current assets	4,519

Total assets	$132,186

Current liabilities	$6,644
Partners’ capital	125,542

Total liabilities and partners’ capital	$132,186

LSV Employee Group

At the time of LSV Employee Group’s purchase of an eight percent interest in LSV, it was determined that $72,220 of the purchase price related to identifiable intangible assets and $19,780 was goodwill. The identifiable intangible assets have an estimated useful life of ten years and are amortized on a straight-line basis. Goodwill of $19,780 and intangible assets of $43,332 (net of accumulated amortization of $28,888) are included in the Company’s Consolidated Balance Sheet at December 31, 2009 but were the assets of LSV Employee Group. These amounts were eliminated through Noncontrolling interest. Amortization expense in the three and six months ended June 30, 2009 on the accompanying Consolidated Statement of Operations includes $1,806 and $3,611, respectively, pertaining to the amortization of the intangible assets, but was eliminated through Noncontrolling interest and had no impact on net income.

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from Bank of America, N.A. and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan was $82,800, which must be paid in full by January 2011. The principal amount and interest of the term loan are paid in quarterly installments. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. As of June 30, 2010, the remaining unpaid principal balance of the term loan was $15,694. This amount is not reflected, nor is it required to be reflected, in the Company’s Consolidated Balance Sheet at June 30, 2010. LSV Employee Group made principal payments of $4,858 during the six months ended June 30, 2010. The deconsolidation of LSV Employee Group did not relinquish the Company’s obligation under the Guaranty Agreement. In the event of default by LSV Employee Group, the Company would still be obligated under the Guaranty Agreement to make any required payments to the lenders according to the term loan.

At December 31, 2009, prior to the deconsolidation of LSV Employee Group, the unpaid principal balance of the term loan was $20,552, of which $6,400 was classified as current and included in Current portion of long-term debt and the remaining $14,152 was included in Long-term debt on the accompanying Consolidated Balance Sheet.

Interest expense for the three and six months ended June 30, 2009 on the Consolidated Statement of Operations includes $377 and $793, respectively, in interest costs associated with the borrowings of LSV Employee Group which was eliminated through Noncontrolling interest and had no impact on net income.

In July 2010, LSV Employee Group made a principal payment of $2,571. As of July 31, 2010, the remaining unpaid principal balance of the term loan was $13,123. Due to the fact that LSV Employee Group has satisfied all payment requirements relating to the term loan, the Company, in its capacity as guarantor, currently has no obligation to make any payments under the Guaranty Agreement. Furthermore, the Company fully expects that LSV Employee Group will meet all of its future obligations regarding the term loan.

The unaudited proforma financial information for the three and six months ended June 30, 2009 presents the historical results of the Company as if the operations of LSV and LSV Employee Group had not been consolidated and LSV had been accounted for under the equity method. Net income attributable to SEI and diluted earnings per share were unchanged due to this transaction but are presented for the purpose of clarification.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Revenues	$202,931	$411,352
Expenses	152,923	318,600

Income from operations	50,008	92,752

Net loss from investments	(2,533)	(16,983)
Interest income, net of interest expense	1,258	2,576
Earnings from unconsolidated affiliate	17,376	31,130

Income before income taxes	66,109	109,475
Income taxes	24,212	33,141

Net income	41,897	76,334

Less: Net income attributable to noncontrolling interest	(326)	(563)

Net income attributable to SEI Investments Company	$41,571	$75,771

Diluted earnings per common share	$.22	$.40

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

Note 4. Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2010	December 31, 2009
Trade receivables	$38,633	$40,499
Fees earned, not billed	94,287	144,325
Other receivables	3,619	2,841

	136,539	187,665
Less: Allowance for doubtful accounts	(1,306)	(3,348)

	$135,233	$184,317

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2010	December 31, 2009

Buildings	$131,385	$131,376
Equipment	67,405	62,634
Land	9,783	9,719
Purchased software	74,912	70,035
Furniture and fixtures	18,254	19,817
Leasehold improvements	4,055	5,739
Construction in progress	4,847	4,846

	310,641	304,166

Less: Accumulated depreciation and amortization	(163,482)	(158,113)

Property and Equipment, net	$147,159	$146,053

The Company recognized $10,790 and $10,873 in depreciation expense related to property and equipment for the six months ended June 30, 2010 and 2009, respectively.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2010	December 31, 2009

Accrued sub-advisory and investment officer fees	$8,138	$8,458
Accrued other asset management fees	6,923	6,398
Accrued brokerage fees	14,610	15,840
Accrued other brokerage and royalties	3,114	2,739
Accrued employee compensation	23,171	41,897
Accrued employee benefits and other personnel	6,919	6,241
Accrued consulting, outsourcing and professional fees	19,215	16,123
Accrued income taxes	3,341	20,561
Accrued dividend payable	0	17,121
Other accrued liabilities	22,386	17,566

Total accrued liabilities	$107,817	$152,944

Note 5. Fair Value Measurements

The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy. The fair value of the Company’s financial assets, except for the fair value of structured investment vehicles (SIVs), are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity and fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) securities that are single issuer pools that are valued based on current market data for the specific issue owned or pools of similar GNMA securities. Level 3 financial assets consist of senior note obligations issued by SIVs. The Company did not have any Level 3 financial liabilities at June 30, 2010 or December 31, 2009. The Company provided support to two of its money market mutual funds that held SIV securities during 2009 in the form of Capital Support Agreements; however, these agreements were terminated upon the Company’s purchase of the SIV securities from the funds. The Capital Support Agreements were considered derivative securities, for which the fair value was determined using the same model to value the SIV securities. There were no transfers of financial assets between levels within the fair value hierarchy during the six months ended June 30, 2010.

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

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At June 30, 2010
	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Equity available-for-sale securities	$9,457	$9,457	$0	$0
Fixed income available-for-sale securities	62,817	0	62,817	0
Trading securities issued by SIVs	102,341	0	0	102,341
Other trading securities	2,764	2,764	0	0

	$177,379	$12,221	$62,817	$102,341

	At December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Equity available-for-sale securities	$3,511	$3,511	$0	$0
Fixed income available-for-sale securities	52,190	0	52,190	0
Trading securities issued by SIVs	120,714	0	0	120,714
Other trading securities	5,482	5,482	0	0

	$181,897	$8,993	$52,190	$120,714

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2010 to June 30, 2010:

Trading Securities Issued by SIVs
Balance, January 1, 2010	$120,714
Purchases, issuances and settlements, net	(39,635)
Total gains or (losses) (realized/unrealized):
Included in earnings	21,262
Included in other comprehensive income	0
Transfers in and out of Level 3	0

Balance June 30, 2010	$102,341

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2009 to June 30, 2009:

	Trading Securities Issued by SIVs	Other Trading Securities	Capital Support Agreements

Balance, January 1, 2009	$5,713	$1,697	$(173,983)
Purchases, issuances and settlements, net	246,563	(1,536)	0
Transfer of Capital Support Agreement at purchase	(152,791)	0	152,791
Total gains or losses (realized/unrealized):
Included in earnings	(7,921)	(161)	(8,781)
Included in other comprehensive income	0	0	0
Transfers in and out of Level 3	0	0	0

Balance June 30, 2009	$91,564	$0	$(29,973)

Note 6. Marketable Securities

Investments Available for Sale

Investments available for sale classified as non-current assets consist of:

	As of June 30, 2010
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$8,380	$0	$(407)	$7,973
Other mutual funds	1,531	0	(47)	1,484
Debt securities	59,662	3,155	—	62,817

	$69,573	$3,155	$(454)	$72,274

	As of December 31, 2009
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$580	$0	$(40)	$540
Other mutual funds	3,111	0	(140)	2,971
Debt securities	50,696	1,494	0	52,190

	$54,387	$1,494	$(180)	$55,701

Net unrealized holding gains at June 30, 2010 and December 31, 2009 were $1,681 (net of income tax expense of $1,020) and $960 (net of income tax expense of $354), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

The Company’s debt securities are issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SEI Private Trust Company (SPTC) and have maturity dates which range from 2020 to 2039.

Trading Securities

Trading securities of the Company consist of:

	As of June 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SIV securities	$260,590	$0	$(158,249)	$102,341
LSV-sponsored mutual funds	2,049	715	0	2,764

	$262,639	$715	$(158,249)	$105,105

	As of December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SIV securities	$309,796	$0	$(189,082)	$120,714
LSV-sponsored mutual funds	4,000	1,482	0	5,482

	$313,796	$1,482	$(189,082)	$126,196

The Company records all of its trading securities on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

Through June 30, 2010, the Company recognized $167,820 in cumulative losses from SIV securities and SIV-related issues. During the six months ended June 30, 2010, the Company recognized gains from SIV securities of $21,262, of which $14,446 resulted from cash payments received from the SIV securities and $6,433 was from a net increase in fair value at June 30, 2010. In addition, the Company recognized a net gain or $383 from sales of two SIV securities during 2010. The cumulative loss recognized by the Company pertaining to these SIV securities was $9,571. The net gains from the SIV securities are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

During the six months ended June 30, 2009, the Company recognized losses of $16,702 from SIV securities and SIV-related issues. During 2009, the Company purchased SIV securities from SEI-sponsored money market mutual funds. As a result of these purchases, the Company’s obligation under the Capital Support Agreements was reduced or eliminated. The losses from the purchases of the SIV securities, as well as the subsequent reduction in the Company’s required capital contribution, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

The Company has an investment related to the startup of mutual funds sponsored by LSV. These are U.S. dollar denominated funds that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. During the three months ended June 30, 2010, the Company sold a portion of its investment in the LSV-sponsored funds. Additionally, the Company sold all of the equity and currency futures contracts originally purchased as part of an economic strategy to minimize exposure to price and currency risk related to the investment. The net gains recognized from the partial sale of the LSV-sponsored funds and the equity and futures contracts were minimal.

Note 7. Lines of Credit

The Company has a five-year $300,000 Credit Agreement (the Credit Facility) which expires in July 2012, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 0.500 percent above the London Interbank Offer Rate (“LIBOR”). There is also a commitment fee equal to 0.10 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility, as amended, contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase or decrease if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the Credit Facility may be terminated.

The Company made principal payments of $83,000 during the six months ended June 30, 2010. As of June 30, 2010, the outstanding balance of the Credit Facility was $150,000 and is included in Long-term debt on the accompanying Consolidated Balance Sheet. The Company was in compliance with all covenants of the Credit Facility at June 30, 2010.

As of June 30, 2010, the Company’s ability to borrow from the Credit Facility is not limited by any covenant of the agreement. In management’s opinion, the leverage ratio is the most restrictive of all of the covenants contained in the Credit Facility. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). According to the terms of the agreement, the Company must continue to include the outstanding debt of LSV Employee Group in the calculation of consolidated indebtedness. The Company must maintain at all times a ratio of consolidated indebtedness of not more than 1.75 times the amount of EBITDA. As of June 30, 2010, the Company’s leverage ratio is 0.39 times EBITDA.

The Company considers the book value of long-term debt related to the borrowings through the Credit Facility to be representative of its fair value.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the three months ended June 30, 2010.

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

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three month periods ended June 30, 2010 and 2009, respectively, as follows:

	Three Months Ended June 30,
	2010	2009
Stock-based compensation expense	$6,278	$3,361
Less: Deferred tax benefit	(2,367)	(1,233)

Stock-based compensation expense, net of tax	$3,911	$2,128

Basic and diluted earnings per share	$.02	$.01

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the six month periods ended June 30, 2010 and 2009, respectively, as follows:

	Six Months Ended June 30,
	2010	2009
Stock-based compensation expense	$12,935	$6,791
Less: Deferred tax benefit	(4,880)	(2,058)

Stock-based compensation expense, net of tax	$8,055	$4,733

Basic and diluted earnings per share	$.04	$.02

Management expects that certain option grants, which do not vest due to the passage of time, will not attain their higher specified diluted earnings per share targets; therefore, the Company has discontinued the amortization of the unrecognized stock-based compensation cost associated with these grants. These option grants have an unrecognized compensation cost of $21,299.

As of June 30, 2010, there was approximately $48,990 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense

Remainder of 2010	$12,390
2011	15,022
2012	9,026
2013	7,290
2014	3,763
2015	1,499

$48,990

During the six months ended June 30, 2010, the Company revised its previous estimate made as of December 31, 2009 of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $2,492 in stock-based compensation expense in the six months ended June 30, 2010.

During the six months ended June 30, 2009, the Company revised its estimate of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $3,550 in stock-based compensation expense in the six months ended June 30, 2009.

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $4,921 and $3,007, respectively. The total options exercisable as of June 30, 2010 had an intrinsic value of $10,955. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 30, 2010 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2010 was $20.36 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of June 30, 2010 was $19.35. Total options that were outstanding as of June 30, 2010 was 27,331,000.

Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1.628 billion. Through June 30, 2010, a total of 260,420,000 shares at an aggregate cost of $1.550 billion have been purchased and retired. The Company purchased 2,421,000 shares at a total cost of $49,734 during the six months ended June 30, 2010.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Cash Dividend

On May 25, 2010, the Board of Directors declared a cash dividend of $.10 per share on the Company’s common stock, which was paid on June 28, 2010, to shareholders of record on June 23, 2010. Cash dividends declared during the six month periods ended June 30, 2010 and 2009 were $18,890 and $15,301, respectively.

Noncontrolling Interest

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2010 to June 30, 2010:

Noncontrolling interest

Balance, January 1, 2010	$121,895
Net income attributable to noncontrolling interest	799
Foreign currency translation adjustments	(794)
Deconsolidation of LSV	(65,522)
Deconsolidation of LSV Employee Group	(43,536)

Balance, June 30, 2010	$12,842

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2009 to June 30, 2009:

Noncontrolling interest
Balance, January 1, 2009	$109,722
Net income attributable to noncontrolling interest	39,419
Foreign currency translation adjustments	488
Distributions to noncontrolling interests	(48,329)
Other	(385)

Balance, June 30, 2009	$100,915

Note 9. Accumulated Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, consists of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)

Total accumulated comprehensive loss at December 31, 2009	$(1,053)	$960	$(93)

Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2009	1,351	0	1,351

Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2009	$298	$960	$1,258

Total comprehensive loss for the six months ended June 30, 2010	$(4,294)	$721	$(3,573)

Less: Total comprehensive loss attributable to noncontrolling interest for the six months ended June 30, 2010	794	0	794

Total comprehensive loss attributable to

SEI Investments Company for the six months ended June 30, 2010	$(3,500)	$721	$(2,779)

Total accumulated comprehensive loss at June 30, 2010	$(5,347)	$1,681	$(3,666)

Less: Total accumulated comprehensive loss attributable to noncontrolling interest at June 30, 2010	2,145	0	2,145

Total accumulated comprehensive loss attributable to SEI Investments Company at June 30, 2010	$(3,202)	$1,681	$(1,521)

Note 10. Business Segment Information

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2010 and 2009. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended June 30, 2010 and 2009.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2010

Revenues	$90,091	$46,398	$51,446	$39,440	$1,013	$228,388
Expenses	78,612	28,120	26,576	25,596	2,739	161,643

Operating profit (loss)	$11,479	$18,278	$24,870	$13,844	$(1,726)	$66,745

Operating margin	13%	39%	48%	35%	N/A	29%

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended June 30, 2009

Revenues	$86,645	$39,582	$42,164	$33,371	$1,169	$49,078	$252,009
Expenses (1)	70,761	25,939	23,264	22,245	2,325	31,709	176,243

Operating profit (loss)	$15,884	$13,643	$18,900	$11,126	$(1,156)	$17,369	$75,766

Operating margin	18%	34%	45%	33%	N/A	35%	30%

(1)	LSV includes $24,429 of noncontrolling interest of the other partners of LSV.

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the quarters ended June 30, 2010 and 2009 is as follows:

	2010	2009

Total operating profit from segments above	$66,745	$75,766

Corporate overhead expenses	(9,941)	(8,697)
Noncontrolling interest reflected in segments	368	24,737
LSV Employee Group (2)	0	(1,820)

Income from operations	$57,172	$89,986

(2)	For the three months ended June 30, 2009, includes $1,806 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the three months ended June 30, 2010 and 2009 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2010	2009	2010	2009

Private Banks	$10,790	$9,294	$4,044	$3,833
Investment Advisors	3,951	3,333	592	565
Institutional Investors	1,159	655	291	276
Investment Managers	2,201	854	473	397
Investments in New Businesses	249	208	36	44
LSV	0	17	0	101

Total from business segments	$18,350	$14,361	$5,436	$5,216

Corporate Overhead	583	235	148	148

	$18,933	$14,596	$5,584	$5,364

	Amortization
	2010	2009

Private Banks	$3,765	$3,691
Investment Advisors	1,364	1,228
Institutional Investors	301	141
Investment Managers	206	111
Investments in New Businesses	118	52
LSV	0	109

Total from business segments	$5,754	$5,332

LSV Employee Group	0	1,820
Corporate Overhead	243	246

	$5,997	$7,398

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the six months ended June 30, 2010 and 2009.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2010

Revenues	$177,212	$91,861	$101,785	$77,050	$2,015	$449,923
Expenses	156,211	55,703	52,956	50,155	5,400	320,425

Operating profit (loss)	$21,001	$36,158	$48,829	$26,895	$(3,385)	$129,498

Operating margin	12%	39%	48%	35%	N/A	29%

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Six Month Period Ended June 30, 2009

Revenues	$183,593	$77,090	$81,543	$66,703	$2,423	$89,268	$500,620
Expenses (3)	149,559	53,048	47,434	45,112	5,618	58,155	358,926

Operating profit (loss)	$34,034	$24,042	$34,109	$21,591	$(3,195)	$31,113	$141,694

Operating margin	19%	31%	42%	32%	N/A	35%	28%

(3)	LSV includes $43,291 of noncontrolling interest of the other partners of LSV.

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the six month periods ended June 30, 2010 and 2009 is as follows:

	2010	2009

Total operating profit from segments above	$129,498	$141,694

Corporate overhead expenses	(19,658)	(18,338)
Noncontrolling interest reflected in segments	677	43,800
LSV Employee Group (4)	0	(3,640)

Income from operations	$110,517	$163,516

(4)	For the six months ended June 30, 2009, includes $3,611 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the six months ended June 30, 2010 and 2009 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2010	2009	2010	2009

Private Banks	$18,667	$20,163	$7,752	$7,783
Investment Advisors	6,776	7,182	1,156	1,140
Institutional Investors	1,861	1,314	567	554
Investment Managers	3,320	1,636	943	811
Investments in New Businesses	405	425	73	90
LSV	0	53	0	201

Total from business segments	$31,029	$30,773	$10,491	$10,579

Corporate Overhead	852	428	299	294

	$31,881	$31,201	$10,790	$10,873

	Amortization
	2010	2009

Private Banks	$7,466	$7,231
Investment Advisors	2,704	2,406
Institutional Investors	605	320
Investment Managers	411	246
Investments in New Businesses	225	110
LSV	0	218

Total from business segments	$11,411	$10,531

LSV Employee Group	0	3,640
Corporate Overhead	486	280

	$11,897	$14,451

Note 11. Income Taxes

The gross liability for unrecognized tax benefits at June 30, 2010 and December 31, 2009 was $5,668 and $4,989, respectively, exclusive of interest and penalties, of which $4,862 and $4,335 would affect the effective tax rate if the Company were to recognize the tax benefit.

The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2010 and December 31, 2009, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $974 and $864, respectively.

	June 30, 2010	December 31, 2009
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$5,668	$4,989
Interest and penalties on unrecognized benefits	974	864

Total gross uncertain tax positions	$6,642	$5,853

Amount included in Current liabilities	$890	$127
Amount included in Other long-term liabilities	5,752	5,726

	$6,642	$5,853

The Company’s effective tax rates were 37.8 percent and 36.8 percent for the three months ended June 30, 2010 and 2009, respectively. The tax rate for the three month period in 2009 was favorably impacted by the recognition of discrete items relating to differences between estimated federal tax expense and the actual tax expense paid for 2008. For the six months ended June 30, 2010 and 2009, the Company’s tax rates were 37.8 percent and 30.3 percent, respectively. The tax rate for the six month period in 2009 was favorably impacted by the recognition of certain tax benefits as discrete items. The discrete items amounted to $7,800 and are related to the realization of prior unrecognized tax benefits that have been resolved by the conclusion of the federal and state income tax audits during the first quarter of 2009 as well the differences between the 2008 estimated federal tax expense and the actual tax expense paid.

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

The Company estimates it will recognize $890 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 12. Commitments and Contingencies

In the normal course of business, the Company is party to various claims and legal proceedings. One of SEI’s principal subsidiaries, SEI Investments Distribution Co. (SIDCO), has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC, which is a client of the Company. To date, the Complaints have been filed in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland although the three complaints filed in the District of Maryland have been voluntarily dismissed by the plaintiffs. Two of them were subsequently re-filed in the Southern District of New York. Two of the complaints filed in the Southern District of New York have been voluntarily dismissed by plaintiffs. The first complaint was filed on August 5, 2009. The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; ProShares Trust II, SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed to adequately describe the nature and risks of the investments. The Complaints allege that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. The Complaints seek unspecified compensatory and other damages, reasonable costs and other relief. The cases are in the early stage, and the court has not yet appointed lead plaintiff(s). Defendants have moved to consolidate the complaints, which motion has been granted. While the outcome of this litigation is uncertain given its early phase, SEI believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

The Company has also been named in three lawsuits that were filed in August 2009 in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the three actions purports to set forth claims on behalf of a class and also names SEI Private Trust Company (SPTC), one of SEI’s principal subsidiaries, as a defendant. All three actions name various defendants besides SEI, and, in all three actions, the plaintiffs purport to bring a cause of action against SEI under the Louisiana Securities Act. The putative class action also includes a claim against SEI for an alleged violation of the Louisiana Unfair Trade Practices Act. In addition, in December 2009, a group of six plaintiffs filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana against SEI and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. Further, SEI is aware that in February 2010 two groups of plaintiffs amended petitions that they had previously filed in the 19th Judicial District for the Parish of East Baton Rouge, State of Louisiana to add claims against SEI and SPTC for alleged violations of the Louisiana Securities Act, the Louisiana Racketeering Act, and civil conspiracy. The underlying allegations in all six actions are purportedly related to the role of SPTC in providing data consolidation, securities processing, and other services to Stanford Trust Company. Two of the three actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases were also transferred by the Judicial Panel on Multidistrict Litigation (MDL) to a MDL pending in the Northern District of Texas. The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the same MDL pending in the Northern District of Texas. That case has been stayed. SEI and SPTC filed exceptions in the putative class action that remains pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied, in part, as to the other exceptions. There is a motion for class certification that is pending in that case. The time for SEI and SPTC to respond to the two amended petitions adding claims against them has not yet run. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at June 30, 2010 and 2009, the consolidated results of operations for the three and six months ended June 30, 2010 and 2009 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Consolidated Summary

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of June 30, 2010, through our subsidiaries and partnerships in which we have a significant interest, we administer $379.7 billion in mutual fund and pooled assets, manage $148.9 billion in assets, and operate from numerous countries worldwide. In January 2010, we deconsolidated the assets, liabilities and operations of LSV Asset Management. As a result, LSV is no longer considered a reportable business segment in 2010 (See “Deconsolidation of LSV and LSV Employee Group” later in this discussion).

Our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 were:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Revenues	$228,388	$252,009	(9%)	$449,923	$500,620	(10%)
Expenses	171,216	162,023	6%	339,406	337,104	1%

Income from operations	57,172	89,986	(36%)	110,517	163,516	(32%)

Net gain (loss) from investments	3,594	(2,533)	N/A	21,073	(16,983)	N/A
Interest income, net of interest expense	1,087	886	23%	2,316	1,798	29%
Other income	1,070	0	N/A	1,070	0	N/A
Equity in earnings of unconsolidated affiliate	23,519	0	N/A	47,593	0	N/A

Income before income taxes	86,442	88,339	(2%)	182,569	148,331	23%
Income taxes	32,603	24,212	35%	68,872	33,141	108%

Net income	53,839	64,127	(16%)	113,697	115,190	(1%)

Less: Net income attributable to noncontrolling interest	(361)	(22,556)	N/A	(799)	(39,419)	N/A

Net income attributable to SEI Investments Company	$53,478	$41,571	29%	$112,898	$75,771	49%

Diluted earnings per common share	$.28	$.22	27%	$.59	$.40	48%

In our opinion, the following items had a significant impact on our financial results for the three and six month periods ended June 30, 2010 and 2009:

•

Revenues in the three and six months ended June 30, 2010 reflect the impact of deconsolidating LSV. Excluding the revenues from LSV in 2009, our revenues increased $25.4 million, or 13 percent, in the second quarter 2010 and $38.6 million, or nine percent, in the first six months of 2010. These increases were due to improved capital markets during the later part of 2009 and during the first quarter of 2010. The severe downturn in the capital markets during the first quarter 2009 significantly affected our revenues during the prior year periods. Our assets under management, excluding LSV, increased $5.5 billion, or six percent, to $101.1 billion at June 30, 2010 from $95.5 billion at June 30, 2009. Despite the improvement in capital markets seen in late 2009 and early 2010, we expect the market decline evident in the later stages of the second quarter 2010 to negatively affect our revenues in the third quarter.

•

New business activity in our Institutional Investors and Investment Managers segments also contributed to increased revenues. New client asset funding, as well as asset funding from existing clients, for our retirement and not-for-profit solutions in our Institutional Investors segment and for our hedge fund and separately managed accounts solutions in our Investment Managers segment positively impacted revenues during the first six months of 2010.

•

Revenues in our Private Banks segment decreased in the first six months of 2010 due to lower investment processing fees from bank clients involved in mergers and acquisitions as well as lower trade-execution fees due to lower trading volumes. Furthermore, one-time revenues from fees associated with previously-announced client losses in the segment have been fully recognized; therefore, we expect third quarter revenues for this segment to reflect the full impact of the client losses.

•

New business sales events across all of our core business segments were approximately $21.6 million during the second quarter of 2010. This figure represents annualized revenues from fully implemented clients. These new sales events include newly contracted clients as well as increases in business with existing clients. We expect these new business sales to favorably impact our level of recurring revenues in future quarters.

•

We recognized $3.9 million and $21.3 million in gains from SIV securities in the three and six months ended June 30, 2010, respectively, as compared to losses of $2.3 million and $16.7 million in the prior year periods. Approximately $14.4 million of the gain in the first six months of 2010 resulted from cash payments received from the SIV securities that had been previously written down.

•

Our percentage ownership of LSV remained at approximately 42 percent. Our proportionate share in the earnings of LSV in the first six months of 2010 was $47.6 million, as compared to $31.1 million in first six months of 2009, an increase of 53 percent. LSV’s revenues significantly increased because of market appreciation in the value of assets under management. LSV’s assets under management were $47.8 billion at June 30, 2010, as compared to $40.2 billion at June 30, 2009, an increase of 19 percent.

•

We continued to invest in the Global Wealth Platform and its operational infrastructure. During the first six months of 2010, we capitalized $17.6 million for significant enhancements and new functionality for the platform, as compared to $24.6 million in the first six months of 2009. We will continue to incur significant development costs for these enhancements and upgrades. Our intention is to implement enhancements and upgrades into the platform through a series of releases.

•

Our effective tax rate for the first six months of 2010 increased to 37.8 percent as compared to 30.3 percent in the first six months of 2009. Our tax rate in 2009 was favorably impacted by the recognition of certain tax benefits related to the conclusion of federal and state income tax audits.

•	We continued our stock repurchase program during 2010 and purchased approximately 2,421,000 shares at an average price of approximately $20 per share in the six month period.

Deconsolidation of LSV and LSV Employee Group

In January 2010, new accounting guidance pertaining to the consolidation of variable interest entities (VIE or VIEs) became effective. Under the new guidance, we are not considered to be the primary beneficiary of LSV Employee

Group and discontinued consolidating the accounts of LSV and LSV Employee Group. Our interest in LSV is accounted for using the equity method because of our less than 50 percent ownership. Our interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheet and our proportionate share in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statement of Operations. The deconsolidation of LSV and LSV Employee Group had no effect on Net income attributable to SEI. Prior period financial statements are not reclassified for the new accounting guidance. For more information pertaining to the deconsolidation of LSV and LSV Employee Group, see Note 2 to the Consolidated Financial Statements.

Proforma Consolidated Statements of Operations

The following proforma Consolidated Statements of Operations presents the three and six months ended June 30, 2009 as if LSV and LSV Employee Group was deconsolidated and LSV was accounted for under the equity method. This proforma statement is being provided for informational and comparative purposes only and is not a restatement or reclassification of previously reported statements.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010(1)	2009(2)	Percent Change	2010(1)	2009(2)	Percent Change

Revenues	$228,388	$202,931	13%	$449,923	$411,352	9%
Expenses	171,216	152,923	12%	339,406	318,600	7%

Income from operations	57,172	50,008	14%	110,517	92,752	19%

Net gain (loss) from investments	3,594	(2,533)	N/A	21,073	(16,983)	N/A
Interest income, net of interest expense	1,087	1,258	(14%)	2,316	2,576	(10%)
Other income	1,070	0	N/A	1,070	0	N/A
Equity in earnings of unconsolidated affiliate	23,519	17,376	35%	47,593	31,130	53%

Income before income taxes	86,442	66,109	31%	182,569	109,475	67%
Income taxes	32,603	24,212	35%	68,872	33,141	108%

Net income	53,839	41,897	29%	113,697	76,334	49%

Less: Net income attributable to noncontrolling interest	(361)	(326)	11%	(799)	(563)	42%

Net income attributable to SEI Investments Company	$53,478	$41,571	29%	$112,898	$75,771	49%

Diluted earnings per common share	$.28	$.22	27%	$.59	$.40	48%

(1)	As reported.
(2)	Proforma.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances

(In millions)

	As of June 30,		Percent
	2010	2009	Change
Private Banks:
Equity and fixed income programs	$11,769	$10,892	8%
Collective trust fund programs	640	1,176	(46%)
Liquidity funds	5,175	7,581	(32%)

Total assets under management	$17,584	$19,649	(11%)

Client proprietary assets under administration	10,335	10,143	2%

Total assets	$27,919	$29,792	(6%)

Investment Advisors:
Equity and fixed income programs	23,699	21,705	9%
Collective trust fund programs	2,066	2,621	(21%)
Liquidity funds	2,635	2,469	7%

Total assets under management	$28,400	$26,795	6%

Institutional Investors:
Equity and fixed income programs	43,506	36,955	18%
Collective trust fund programs	643	755	(15%)
Liquidity funds	2,558	3,462	(26%)

Total assets under management	$46,707	$41,172	13%

Investment Managers:
Equity and fixed income programs	1	3	(67%)
Collective trust fund programs	7,366	6,794	8%
Liquidity funds	428	505	(15%)

Total assets under management	$7,795	$7,302	7%

Client proprietary assets under administration	220,459	213,930	3%

Total assets	$228,254	$221,232	3%

Investments in New Businesses:
Equity and fixed income programs	496	473	5%
Liquidity funds	74	133	(44%)

Total assets under management	$570	$606	(6%)

LSV:
Equity and fixed income programs	$47,822	$40,210	19%

Consolidated:
Equity and fixed income programs	127,293	110,238	15%
Collective trust fund programs	10,715	11,346	(6%)
Liquidity funds	10,870	14,150	(23%)

Total assets under management	$148,878	$135,734	10%

Client proprietary assets under administration	230,794	224,073	3%

Total assets under management and administration	$379,672	$359,807	6%

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

Business Segments

Revenues, Expenses and Operating Profit (Loss) for our business segments, excluding LSV, for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change
Private Banks:
Revenues	$90,091	$86,645	4%	$177,212	$183,593	(3%)
Expenses	78,612	70,761	11%	156,211	149,559	4%

Operating Profit	$11,479	$15,884	(28%)	$21,001	$34,034	(38%)
Operating Margin	13%	18%		12%	19%

Investment Advisors:
Revenues	$46,398	$39,582	17%	$91,861	$77,090	19%
Expenses	28,120	25,939	8%	55,703	53,048	5%

Operating Profit	$18,278	$13,643	34%	$36,158	$24,042	50%
Operating Margin	39%	34%		39%	31%

Institutional Investors:
Revenues	$51,446	$42,164	22%	$101,785	$81,543	25%
Expenses	26,576	23,264	14%	52,956	47,434	12%

Operating Profit	$24,870	$18,900	32%	$48,829	$34,109	43%
Operating Margin	48%	45%		48%	42%

Investment Managers:
Revenues	$39,440	$33,371	18%	$77,050	$66,703	16%
Expenses	25,596	22,245	15%	50,155	45,112	11%

Operating Profit	$13,844	$11,126	24%	$26,895	$21,591	25%
Operating Margin	35%	33%		35%	32%

Investments in New Businesses:
Revenues	$1,013	$1,169	(13%)	$2,015	$2,423	(17%)
Expenses	2,739	2,325	18%	5,400	5,618	(4%)

Operating Loss	$(1,726)	$(1,156)	(49%)	$(3,385)	$(3,195)	(6%)
Operating Margin	N/A	N/A		N/A	N/A

For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended			Six Months Ended
	June 30, 2010	June 30, 2009	Percent Change	June 30, 2010	June 30, 2009	Percent Change
Revenues:
Investment processing and software servicing fees	$60,572	$54,269	12%	$118,498	$116,061	2%
Asset management, administration & distribution fees	21,462	21,462	0%	42,318	41,686	2%
Transaction-based and trade execution fees	8,057	10,914	(26%)	16,396	25,846	(37%)

Total revenues	$90,091	$86,645	4%	$177,212	$183,593	(3%)

Revenues increased $3.4 million, or four percent, in the three month period ended June 30, 2010 compared to the prior year corresponding period and were primarily affected by:

•	$5.0 million in one-time contract termination fees from a bank client lost as a result of an acquisition;

•	Increased investment management fees from existing international clients due to higher assets under management from improved capital markets; and

•	$1.1 million in non-recurring investment processing fees from existing clients involved in mergers and acquisitions for data conversion services; partially offset by

•

Lower recurring investment processing fees mainly due to lost clients involved in mergers and acquisitions as well as price reductions provided to existing clients that contracted for longer periods; and

•	Decreased trade execution fees due to lower trading volumes in the capital markets.

Revenues decreased $6.4 million, or three percent, in the six month period ended June 30, 2010 compared to the prior year corresponding period and were primarily affected by:

•	Lower recurring investment processing fees mainly due to lost clients involved in mergers and acquisitions as well as price reductions provided to existing clients that contracted for longer periods;

•	Decreased trade execution fees due to lower trading volumes in the capital markets; and

•	Lower fees from our liquidity products;

•	$7.0 million in contract buyout fees in first quarter 2009 related to existing bank clients involved in mergers and acquisitions; partially offset by

•	Increased investment management fees from existing international clients due to higher assets under management from improved capital markets;

•	$4.1 million in non-recurring investment processing fees from existing clients involved in mergers and acquisitions for data conversion services; and

•	Increased investment processing fees, including non-recurring project fees, from a new Global Wealth Services client implemented onto the Global Wealth Platform in mid 2009.

Operating margins decreased to 13 percent compared to 18 percent in the three month period and were 12 percent compared to 19 percent in the six month period. Operating income decreased $4.4 million, or 28 percent, in the three month period and $13.0 million, or 38 percent, in the six month period and was primarily affected by:

•	The decrease in revenues during the first quarter;

•	Increased non-capitalized development costs and amortization expense, as well as operating costs, relating to the Global Wealth Platform;

•	Increased direct expenses associated with increased investment management fees from existing international clients; and

•	Increased stock-based and sales compensation costs; partially offset by

•	Decreased direct expenses associated with the decreased trade execution fees; and

•	Decreased one-time termination costs associated with the workforce reduction in first quarter 2009, net of one-time termination costs in first quarter 2010.

Investment Advisors

Revenues increased $6.8 million, or 17 percent, in the three month period and $14.8 million, or 19 percent, in the six month period ended June 30, 2010 and were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by improved capital markets; and

•	An increase in the average basis points earned on assets due to client-directed shifts from liquidity products to our equity and fixed income programs.

Operating margins increased to 39 percent, as compared to 34 percent in the three month period and were 39 percent, as compared to 31 percent in the six month period. Operating income increased by $4.6 million, or 34 percent, in the three month period, and $12.1 million, or 50 percent, in the six month period and was primarily affected by:

•	An increase in revenues; and

•	Decreased one-time personnel costs associated with the workforce reduction in first quarter 2009; partially offset by

•	Increased personnel expenses, including stock-based compensation costs; and

•	Increased non-capitalized development costs and amortization expense relating to the Global Wealth Platform.

Institutional Investors

Revenues increased $9.3 million, or 22 percent, in the three month period and $20.2 million, or 25 percent, in the six month period ended June 30, 2010 and were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by improved capital markets as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by

•	Client losses; and

•	Unfavorable currency exchange rate changes.

Operating margins increased to 48 percent, as compared to 45 percent in the three month period and were 48 percent, as compared to 42 percent in the six month period. Operating income increased $6.0 million, or 32 percent, in the three month period and $14.7 million, or 43 percent, in the six month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with higher investment management fees; and

•	Increased personnel expenses, including stock-based compensation costs.

Investment Managers

Revenues increased $6.1 million, or 18 percent, in the three month period and $10.3 million, or 16 percent, in the six month period ended June 30, 2009 and were primarily affected by:

•	Cash flows from new clients, primarily hedge fund clients; and

•	Net positive cash flows from existing hedge fund clients mainly due to higher valuations from capital market increases; partially offset by

•	Client losses.

Operating margins increased to 35 percent, as compared to 33 percent in the three month period and were 35 percent, as compared to 32 percent in the six month period. Operating income increased $2.7 million, or 24 percent, in the three month period and $5.3 million, or 25 percent, in the six month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses, including stock-based compensation costs; and

•	Increased technology and other investment spending for the development of new products and services.

Other

Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net gain (loss) from investments	$3,594	$(2,533)	$21,073	$(16,983)
Interest and dividend income	1,502	1,937	3,203	3,648
Interest expense	(415)	(1,051)	(887)	(1,850)
Other income	1,070	0	1,070	0
Equity in earnings of unconsolidated affiliate	23,519	0	47,593	0

Total other income and expense items, net	$29,270	$(1,647)	$72,052	$(15,185)

Net gain (loss) from investments

Net gain (loss) from investments consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gains (losses) from SIV securities and Capital Support Agreements	$3,913	$(2,260)	$21,262	$(16,702)
Net (loss) gain from marketable securities (A)	(319)	677	(189)	773
Other-than-temporary declines in market value	0	(901)	0	(901)
Other losses	0	(49)	0	(153)

Net gain (loss) from investments	$3,594	$(2,533)	$21,073	$(16,983)

(A)	Excludes the change in fair value of SIV securities. All changes in fair value of SIV securities are included in Gains (losses) from SIV securities and Capital Support Agreements. For more information pertaining to SIV securities, see Notes 5 and 6 to the Consolidated Financial Statements.

Interest and dividend income

Interest income is earned based upon the amount of cash that is invested daily and the average yield earned on those balances.

Interest expense

Interest expense in the three and six months ended June 30, 2009 includes $377 and $793, respectively, in interest charges for the borrowings of LSV Employee Group. We did not recognize any interest expense for LSV Employee Group in 2010. The remaining balance of interest expense pertains to interest charges and commitment fees associated with our credit facility.

Equity in earnings of unconsolidated affiliate

Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statement of Operations includes our less than 50 percent ownership in LSV. We deconsolidated the accounts and operations of LSV in January 2010. In 2009, LSV was a business segment and, therefore, our proportionate share in the earnings of LSV was included in the results of our business segments. Our total partnership interest in LSV remained at approximately 42 percent during the six month periods ended June 30, 2010 and 2009. Our proportionate share in the earnings of LSV was $23.5 million in the three months ended June 30, 2010 as compared to $17.4 million in three months ended June 30, 2009, an increase of 35 percent. Our proportionate share in the earnings of LSV was $47.6 million in the six months ended June 30, 2010 as compared to $31.1 million in the six months ended June 30, 2009, an increase of 53 percent. The increases in the three and six month periods in 2010 were due to increased assets under management from existing clients because of improved capital markets. LSV’s assets under management increased $7.6 billion to $47.8 billion at June 30, 2010 as compared to $40.2 billion at June 30, 2009, an increase of 19 percent. For more information pertaining to the deconsolidation of LSV and LSV Employee Group, see Note 2 to the Consolidated Financial Statements.

Noncontrolling interest

Noncontrolling interest in 2009 primarily includes the amount owned by other shareholders or partners of LSV and LSV Employee Group.

Income Taxes

Our effective tax rates were 37.8 percent and 36.8 percent for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, our effective tax rates were 37.8 percent and 30.3 percent, respectively. Our tax rate in 2009 was favorably impacted by the recognition of certain tax benefits as discrete items. The discrete items amounted to $7.8 million and are related to the realization of prior unrecognized tax benefits that have been resolved by the conclusion of the federal and state income tax audits during the first quarter of 2009 and differences between the estimated federal tax expense and the actual tax expense paid. Tax discrete items generally are not related to current year income or expense and must be entirely recognized in the quarter that they are identified.

Stock-Based Compensation

During the six months ended June 30, 2010 and 2009, we recognized approximately $12.9 million and $6.8 million, respectively, in stock-based compensation expense, an increase of $6.1 million. This increase consisted of the following components:

Change in Stock-Based Compensation Expense
Stock-based compensation cost recognized in 2010 for grants made in December 2009	$4,229
Change in management’s estimate of expected vesting of stock options for grants that were outstanding at December 31, 2009	2,492
Stock-based compensation cost associated with options that vested in 2009	(492)
Other items	(85)

$6,144

For more information pertaining to stock-based compensation, see Note 8 to the Consolidated Financial Statements.

Fair Value Measurements

The fair value of our financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of most of our financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) securities that are single issuer pools that are valued based on current market data of similar assets. Our Level 3 financial assets consist mainly of SIV securities (See Note 5 to the Consolidated Financial Statements).

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2010	2009

Net cash provided by operating activities	$65,689	$133,719
Net cash used in investing activities	(42,797)	(272,605)
Net cash (used in) provided by financing activities	(151,840)	215,371

Net increase (decrease) in cash and cash equivalents	(128,948)	76,485

Cash and cash equivalents, beginning of period	590,877	416,643

Cash and cash equivalents, end of period	$461,929	$493,128

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At June 30, 2010, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our five-year, $300.0 million credit facility. Our credit facility is an unsecured senior revolving line of credit with JPMorgan Chase Bank, N.A., individually and as agent and a syndicate of other lenders, and is scheduled to expire in July 2012. The availability of the credit facility is subject to the compliance with certain covenants set forth in the agreement. During 2009, we borrowed $254.0 million through the credit facility and used the proceeds to purchase SIV securities from SEI-sponsored money market funds. Beginning in December 2009, we made principal payments of $104.0 million through June 2010 to reduce the outstanding balance of our credit facility. As of June 30, 2010, the outstanding balance of the credit facility was $150.0 million (See Note 7 to the Consolidated Financial Statements).

Due to the adoption of new accounting guidance, we discontinued consolidating the accounts of LSV and LSV Employee Group in January 2010 (See “Deconsolidation of LSV and LSV Employee Group” earlier in this discussion). Because of the deconsolidation, we no longer include the amount of cash and cash equivalents of LSV and LSV Employee Group on our balance sheet. The deconsolidation resulted in a net reduction of $37.1 million in our cash and cash equivalents in 2010 classified as net cash used in investing activities.

Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. As of July 31, 2010, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $368.5 million.

The decline in cash flows from operations of $68.0 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to tax benefits received for net realized losses from SIV securities in 2009 which significantly reduced our tax payments in the prior year period. The net change in our working capital accounts served to partially offset this decline.

We have long-term contractual agreements with banks and other financial institutions, especially within our Private Banks segment. These banks and financial institutions continue to meet the scheduled payment terms under these contracts. We have no reason to believe that these clients will be unable to satisfy current and future obligations. Additionally, the Investment Managers segment has contractual agreements with managers of hedge funds. There have been recent concerns and issues within the hedge fund industry. We believe our clients are stable and well-respected managers that will continue to remain viable entities over the long-term. We do not have any significant collectibility issues regarding our receivables as of June 30, 2010 and we have not received any indications that we should anticipate significant collectibility issues regarding our receivables in the near term.

Net cash used in investing activities includes:

•

The deconsolidation of LSV and LSV Employee Group. The previously discussed deconsolidation of the cash accounts of LSV and LSV Employee Group resulted in a net reduction of $37.1 million in the first six months of 2010. This amount reflects the removal of the cash balances of LSV and LSV Employee Group at December 31, 2009 net of the partnership distribution payment of $21.2 million we received in the first quarter of 2010.

•

Purchases, sales and maturities of marketable securities. We had cash outflows of $24.8 million for the purchase of marketable securities in the first six months of 2010 as compared to $252.4 million in the first six months of 2009. Marketable securities purchased in 2010 primarily consisted of investments for the start-up of new investment products and additional GNMA securities to satisfy applicable regulatory requirements of SPTC. Marketable securities purchased in 2009 consisted of SIV securities acquired from SEI-sponsored money market funds. Sales and maturities of marketable securities, including principal prepayments received from our GNMA and SIV securities, were $51.4 million in 2010 as compared to $14.0 million in 2009.

•

The capitalization of costs incurred in developing computer software. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality and geographic reach of the platform. We capitalized $17.6 million of software development costs in the first six months of 2010 as compared to $24.6 million in the first six months of 2009. Amounts capitalized in 2010 and 2009 include costs for significant enhancements and upgrades to the platform.

•

Capital expenditures. Our capital expenditures in the first six months of 2010 primarily include equipment for our data center operations. Capital expenditures in the first six months of 2009 primarily include new computer-related equipment associated with our investment processing platforms.

Net cash used in financing activities includes:

•

Principal payments of our debt. We made principal payments of $83.0 million in the first six months of 2010 to reduce the outstanding debt associated with our credit facility. Principal payments in the first six months of 2009 consist of payments made by LSV Employee Group for amounts previously included in our debt. Due to the deconsolidation of LSV Employee Group in January 2010, we no longer include the principal payments of LSV Employee Group in cash flows from financing activities.

•

Borrowings on long-term debt. In the first six months of 2009, we borrowed $254.0 million through our credit facility to finance our purchases of SIV securities from SEI-sponsored money market funds. There were no borrowings related to our credit facility in the first six months of 2010.

•	Dividend payments. Cash dividends paid were $36.0 million or $.19 per share in the first six months of 2010 and $30.6 million or $.16 per share in the first six months of 2009.

•

The repurchase of our common stock. Our Board of Directors has authorized the repurchase of up to $1.628 billion worth of our common stock. Through July 31, 2010, we repurchased approximately 260.8 million shares of our common stock at a cost of $1.557 billion and had $71.8 million of authorization remaining for the purchase of our common stock under this program. We spent approximately $49.7 million during the first six months of 2010 and $13.6 million during the first six months of 2009 for the repurchase of our common stock. Currently, there is no expiration date for our common stock repurchase program.

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

•

the affect of extensive governmental regulation; including changes in laws or regulations and changes in the identity or policies of the regulators having jurisdiction over our regulated subsidiaries, products or clients;

•	systems and technology risks;

•	data security risks;

•	third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;

•	operational risks associated with the processing of investment transactions, including, but not limited to, improper operation of systems, human error or improper action by employees;

•	changes in, or interpretation of, accounting principles or tax rules and regulations;

•	fluctuations in foreign currency exchange rates; and

•	retention of senior management personnel.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 makes extensive changes to the laws regulating financial services firms. Among other things, this Act abolishes the Office of Thrift Supervision and transfers its functions to the other federal banking agencies. The legislation requires significant rule-making and mandates multiple studies, which could result in additional legislative or regulatory action. The Company is currently evaluating the impact the legislation will have on us and our subsidiaries and the products and services we provide to our clients.

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

Information regarding our market risk exposures appears in Part II - Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in our market risk exposures from those disclosed in our Annual Report on Form 10-K for 2009.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

One of SEI’s principal subsidiaries, SEI Investments Distribution Co. (SIDCO), has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC. To date, the Complaints have been filed in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland although the three complaints filed in the District of Maryland have been voluntarily dismissed by the plaintiffs. Two of them were subsequently re-filed in the Southern District of New York. Two of the complaints filed in the Southern District of New York have been voluntarily dismissed by plaintiffs. The first complaint was filed on August 5, 2009. The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; ProShares Trust II, SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed adequately to describe the nature and risks of the investments. The Complaints allege that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. The Complaints seek unspecified compensatory and other damages, reasonable costs and other relief. The cases are in the early stage, and the court has not yet appointed lead plaintiff(s). Defendants have moved to consolidate the complaints, which motion has been granted. While the outcome of this litigation is uncertain given its early phase, SEI believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

SEI has also been named in three lawsuits that were filed in August 2009 in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the three actions purports to set forth claims on behalf of a class and also names SEI Private Trust Company (SPTC) as a defendant. All three actions name various defendants besides SEI, and, in all three actions, the plaintiffs purport to bring a cause of action against SEI under the Louisiana Securities Act. The putative class action also includes a claim against SEI for an alleged violation of the Louisiana Unfair Trade Practices Act. In addition, in December 2009, a group of six plaintiffs filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act, and Louisiana Racketeering Act and conspiracy. Further, SEI is aware that, in February 2010, two groups of plaintiffs amended petitions they had previously filed in the 19th Judicial District for the Parish of East Baton Rouge, State of Louisiana, to add claims against SEI and SPTC for alleged violations of the Louisiana Securities Act, the Louisiana Racketeering Act, and civil conspiracy. The underlying allegations in all six actions are purportedly related to the role of SPTC in providing data consolidation, securities processing, and other services to Stanford Trust Company. Two of the three actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases were also transferred by the Judicial Panel on Multidistrict Litigation (MDL) to a MDL pending in the Northern District of Texas. The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the same MDL pending in the Northern District of Texas. That case has been stayed. SEI and SPTC filed exceptions in the putative class action that remains pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied, in part, as to the other exceptions. There is a motion for class certification that is pending in that case. The time for SEI and SPTC to respond to the two amended petitions adding claims against them has not yet run. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Our Board of Directors has authorized the repurchase of up to $1.628 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended June 30, 2010 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – 30, 2010	100,000	$22.85	100,000	$106,639,000
May 1 – 31, 2010	819,000	21.92	819,000	88,692,000
June 1 – 30, 2010	482,000	20.76	482,000	78,689,000

Total	1,401,000	21.59	1,401,000

Item 6.	Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	August 5, 2010	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer