Form 10-Q
period 2010-09-30
SEI INVESTMENTS CO
filed 2010-11-04
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of October 28, 2010 was 187,023,745.

(Cover page 1 of 1)

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	September 30, 2010	December 31, 2009

Assets

Current Assets:

Cash and cash equivalents	$451,778	$590,877
Restricted cash	19,000	20,000
Receivables from regulated investment companies	27,089	28,134
Receivables, net of allowance for doubtful accounts of $1,553 and $3,348 (Note 4)	144,620	184,317
Deferred income taxes	1,196	2,283
Other current assets	18,734	15,792

Total Current Assets	662,417	841,403

Property and Equipment, net of accumulated depreciation and amortization of $162,989 and $158,113 (Note 4)	144,026	146,053

Capitalized Software, net of accumulated amortization of $85,043 and $67,894	289,604	278,656

Investments Available for Sale (Note 6)	71,651	55,701

Trading Securities (Note 6)	106,238	126,196

Investment in Unconsolidated Affiliate (Note 2)	63,096	0

Goodwill (Note 2)	0	22,842

Intangible Assets, net of accumulated amortization of $31,182 (Note 2)	0	44,859

Other Assets	16,993	18,098

Total Assets	$1,354,025	$1,533,808

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	September 30, 2010	December 31, 2009

Liabilities and Shareholders’ Equity

Current Liabilities:

Current portion of long-term debt	$0	$6,400
Accounts payable	5,226	2,851
Accrued liabilities (Note 4)	111,049	152,944
Deferred revenue	65	860

Total Current Liabilities	116,340	163,055

Long-term Debt (Note 7)	120,000	247,152

Deferred Income Taxes	91,108	86,257

Other Long-term Liabilities (Note 11)	5,836	5,726

Commitments and Contingencies (Note 12)

Equity:

SEI Investments Company shareholders’ equity:

Common stock, $.01 par value, 750,000 shares authorized; 186,803 and 190,208 shares issued and outstanding	1,868	1,902
Capital in excess of par value	545,072	522,080
Retained earnings	456,775	384,483
Accumulated other comprehensive income, net	2,676	1,258

Total SEI Investments Company shareholders’ equity	1,006,391	909,723

Noncontrolling interest	14,350	121,895

Total Equity	1,020,741	1,031,618

Total Liabilities and Equity	$1,354,025	$1,533,808

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2010	2009
Revenues:
Asset management, administration and distribution fees	$155,799	$206,235
Information processing and software servicing fees	55,226	56,241
Transaction-based and trade execution fees	8,488	13,457

Total revenues	219,513	275,933

Expenses:
Subadvisory, distribution and other asset management costs	21,900	21,998
Brokerage commissions and royalties	12,402	14,421
Compensation, benefits and other personnel	64,694	70,204
Stock-based compensation	3,468	3,418
Consulting, outsourcing and professional fees	21,841	20,173
Data processing and computer related	10,167	11,235
Facilities, supplies and other costs	18,302	18,817
Amortization	5,998	15,042
Depreciation	5,602	5,322

Total expenses	164,374	180,630

Income from operations	55,139	95,303

Net gain from investments	9,362	15,616
Interest and dividend income	1,621	1,897
Interest expense	(336)	(1,034)
Equity in earnings of unconsolidated affiliate	25,246	0

Income before income taxes	91,032	111,782
Income taxes	34,311	31,109

Net income	56,721	80,673

Less: Net income attributable to noncontrolling interest	(332)	(27,946)

Net income attributable to SEI Investments Company	$56,389	$52,727

Basic earnings per common share	$.30	$.28

Diluted earnings per common share	$.30	$.27

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30,
	2010	2009
Revenues:
Asset management, administration and distribution fees	$463,511	$558,808
Information processing and software servicing fees	175,148	173,152
Transaction-based and trade execution fees	30,777	44,593

Total revenues	669,436	776,553

Expenses:
Subadvisory, distribution and other asset management costs	66,826	62,466
Brokerage commissions and royalties	40,747	47,645
Compensation, benefits and other personnel	198,922	207,312
Stock-based compensation	16,403	10,209
Consulting, outsourcing and professional fees	65,250	60,034
Data processing and computer related	30,512	33,927
Facilities, supplies and other costs	50,833	50,453
Amortization	17,895	29,493
Depreciation	16,392	16,195

Total expenses	503,780	517,734

Income from operations	165,656	258,819

Net gain (loss) from investments	30,435	(1,367)
Interest and dividend income	4,823	5,545
Interest expense	(1,222)	(2,884)
Other income	1,070	0
Equity in earnings of unconsolidated affiliate	72,839	0

Income before income taxes	273,601	260,113
Income taxes	103,183	64,250

Net income	170,418	195,863

Less: Net income attributable to noncontrolling interest	(1,131)	(67,365)

Net income attributable to SEI Investments Company	$169,287	$128,498

Basic earnings per common share	$.90	$.67

Diluted earnings per common share	$.89	$.67

Dividends declared per common share	$.10	$.08

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended September 30,
		2010		2009

Net income		$56,721		$80,673

Other comprehensive income, net of tax:

Foreign currency translation adjustments		4,988		4,126

Unrealized holding gain on investments:

Unrealized holding gains during the period, net of income tax expense of $220 and $825	375		1,670

Less: reclassification adjustment for losses (gains) realized in net income, net of income tax (benefit) expense of $(5) and $6	10	385	(9)	1,661

Total other comprehensive income, net of tax		5,373		5,787

Comprehensive income		$62,094		$86,460

Comprehensive income attributable to noncontrolling interest		(1,508)		(29,119)

Comprehensive income attributable to SEI Investments Company		$60,586		$57,341

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Nine Months Ended September 30,
		2010		2009

Net income		$170,418		$195,863

Other comprehensive income, net of tax:

Foreign currency translation adjustments		694		7,859

Unrealized holding gain on investments:

Unrealized holding gains during the period, net of income tax expense of $869 and $1,231	1,065		2,615

Less: reclassification adjustment for losses realized in net income, net of income tax benefit of $22 and $305	41	1,106	519	3,134

Total other comprehensive income, net of tax		1,800		10,993

Comprehensive income		$172,218		$206,856

Comprehensive income attributable to noncontrolling interest		(1,513)		(69,026)

Comprehensive income attributable to SEI Investments Company		$170,705		$137,830

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$170,418	$195,863
Adjustments to reconcile net income to net cash provided by operating activities	(49,573)	39,857

Net cash provided by operating activities	120,845	235,720

Cash flows from investing activities:
Additions to restricted cash	(430)	(6,000)
Additions to property and equipment	(11,568)	(8,965)
Additions to capitalized software	(28,097)	(35,051)
Purchase of marketable securities	(29,117)	(318,392)
Prepayments and maturities of marketable securities	38,998	22,981
Sale of marketable securities	24,866	69
LSV and LSV Employee Group cash balances, net (A)	(37,083)	0

Net cash used in investing activities	(42,431)	(345,358)

Cash flows from financing activities:
Payments on long-term debt	(113,000)	(9,340)
Proceeds from borrowings on long-term debt	0	254,000
Purchase and retirement of common stock	(85,283)	(30,138)
Proceeds from issuance of common stock	15,791	14,274
Tax benefit on stock options exercised	990	2,282
Payment of dividends	(36,011)	(30,598)

Net cash (used in) provided by financing activities	(217,513)	200,480

Net (decrease) increase in cash and cash equivalents	(139,099)	90,842

Cash and cash equivalents, beginning of period	590,877	416,643

Cash and cash equivalents, end of period	$451,778	$507,485

(A)	Cash balances, net of the partnership distribution payment received in January 2010, of LSV and LSV Employee Group at December 31, 2009 removed due to the deconsolidation of the accounts and operations of LSV and LSV Employee Group in January 2010 (See Note 2).

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine month periods ended September 30, 2010 and 2009. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Except as disclosed herein, there have been no significant changes in significant accounting policies during the nine months ended September 30, 2010 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Cash and Cash Equivalents

Cash and cash equivalents includes $353,395 and $438,690 at September 30, 2010 and December 31, 2009, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. Cash and cash equivalents at December 31, 2009 includes $57,061 from LSV (See Note 2).

Restricted Cash

Restricted cash includes $16,000 and $17,000 at September 30, 2010 and December 31, 2009, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers. Additionally, Restricted cash includes $3,000 at September 30, 2010 and December 31, 2009 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited.

Capitalized Software

The Company capitalized $28,097 and $35,051 of software development costs during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 11.7 years. Amortization expense related to capitalized software was $17,149 and $22,957 during the nine months ended September 30, 2010 and 2009, respectively. Included in total amortization expense during the nine months ended September 30, 2009 is additional expense of $7,643 due to the shortening of the useful life of previously capitalized software development costs related to the Global Wealth Platform. This change was due to the abandonment of these components in the fourth quarter 2009.

Software development costs capitalized during the nine months ended September 30, 2010 and 2009 relates to the continued development of the Global Wealth Platform (GWP). As of September 30, 2010, the net book value of GWP was $263,531 (net of accumulated amortization of $56,389), including $24,495 of capitalized software development costs in-progress associated with future releases. GWP has an estimated useful life of 15 years and a weighted average remaining life of 11.8 years. Amortization expense for GWP was $16,724 and $17,404 during the nine months ended September 30, 2010 and 2009, respectively.

Earnings per Share

The calculations of basic and diluted earnings per share for the three months ended September 30, 2010 and 2009 are:

	For the Three Month Period Ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$56,389	187,964	$.30

Dilutive effect of stock options	0	1,557

Diluted earnings per common share	$56,389	189,521	$.30

	For the Three Month Period Ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$52,727	190,850	$.28

Dilutive effect of stock options	0	1,475

Diluted earnings per common share	$52,727	192,325	$.27

Employee stock options to purchase 9,810,000 and 18,684,000 shares of common stock, with an average exercise price of $25.53 and $22.40, were outstanding during the three month periods ended September 30, 2010 and 2009, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

The calculations of basic and diluted earnings per share for the nine months ended September 30, 2010 and 2009 are:

	For the Nine Month Period Ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$169,287	189,090	$.90

Dilutive effect of stock options	0	1,604

Diluted earnings per common share	$169,287	190,694	$.89

	For the Nine Month Period Ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$128,498	190,986	$.67

Dilutive effect of stock options	0	919

Diluted earnings per common share	$128,498	191,905	$.67

Employee stock options to purchase 16,096,000 and 19,912,000 shares of common stock, with an average exercise price of $23.47 and $21.72, were outstanding during the nine month periods ended September 30, 2010 and 2009, respectively, but not included in the computation of diluted earnings per common share because the exercise price of the options was greater than the average market price of the Company’s common stock, and the effect on diluted earnings per common share would have been anti-dilutive.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2010	2009

Net income	$170,418	$195,863

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization	17,895	29,493
Depreciation	16,392	16,195
Stock-based compensation	16,403	10,209
Undistributed equity in the earnings of unconsolidated affiliate	(26,573)	0
Payments to partners of LSV	0	(66,563)
Provision for losses on receivables	(646)	691
Deferred income tax expense	5,046	67,601
Net realized (gains) losses on investments	(30,435)	175,350
Currency translation adjustments	312	6,199
Change in other long-term liabilities	110	870
Other	1,128	991
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	1,045	342
Receivables	(22,217)	(12,127)
Other current assets	(3,567)	(3,040)
Increase (decrease) in
Accounts payable	2,378	(489)
Capital Support Agreements	0	(173,983)
Payable to regulated investment companies	0	(97)
Accrued liabilities	(26,049)	(10,823)
Deferred revenue	(795)	(962)

Total adjustments	(49,573)	39,857

Net cash provided by operating activities	$120,845	$235,720

During the three months ended September 30, 2010, the Company identified that it had incorrectly classified certain accounts payable related to the purchase of computer software during the three months ended June 30, 2010 as Additions to property and equipment in the Cash flows from investing activities section on the consolidated statement of cash flows in the six months ended June 30, 2010. The effect of the misclassification resulted in Cash flows provided by operating activities and Cash flows used in investing activities being overstated by $7,102 for the six months ended June 30, 2010. The Company has evaluated the effect of this misclassification and has concluded that it was not material to the previously issued quarterly consolidated financial statements. The remaining balance attributable to this purchase was $5,327 at September 30, 2010. The Company has appropriately classified this amount to the Cash flows from operating activities in its consolidated statement of cash flows for the nine months ended September 30, 2010 and will revise the consolidated statement of cash flows for the six months ended June 30, 2010 in its future filings. This misclassification had no effect on the consolidated balances sheets, consolidated statements of operations or consolidated statements of comprehensive income.

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

LSV Asset Management

At September 30, 2010, the Company’s total investment in LSV was $63,096. The investment in LSV exceeded the underlying equity in the net assets of LSV by $4,263, of which $3,062 is considered goodwill embedded in the investment. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV for $67,508 and $56,305 in the nine months ended September 30, 2010 and 2009, respectively. The partnership distribution payment of $21,242 received in January 2010 is reflected in LSV and LSV Employee Group cash balances, net on the accompanying Consolidated Statement of Cash Flows.

The following table contains the condensed statements of operations of LSV for the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Revenues	$68,979	$199,999
Pre-tax income	61,032	175,645

The following table contains the condensed balance sheet of LSV at September 30, 2010:

September 30, 2010
Cash and cash equivalents	$63,528
Accounts receivable	71,074
Other current assets	578
Non-current assets	4,334

Total assets	$139,514

Current liabilities	$8,433
Partners’ capital	131,081

Total liabilities and partners’ capital	$139,514

LSV Employee Group

At the time of LSV Employee Group’s purchase of an eight percent interest in LSV, it was determined that $72,220 of the purchase price related to identifiable intangible assets and $19,780 was goodwill. The identifiable intangible assets have an estimated useful life of ten years and are amortized on a straight-line basis. Goodwill of $19,780 and intangible assets of $43,332 (net of accumulated amortization of $28,888) are included in the Company’s Consolidated Balance Sheet at December 31, 2009 but were the assets of LSV Employee Group. These amounts were eliminated through Noncontrolling interest. Amortization expense in the three and nine months ended September 30, 2009 on the accompanying Consolidated Statement of Operations includes $1,805 and $5,416, respectively, pertaining to the amortization of the intangible assets, but was eliminated through Noncontrolling interest and had no impact on net income.

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from Bank of America, N.A. and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan was $82,800, which must be paid in full by January 2011. The principal amount and interest of the term loan are paid in quarterly installments. LSV Employee Group may prepay the term loan in whole or in part at any time without penalty. As of September 30, 2010, the remaining unpaid principal balance of the term loan was $13,123. This amount is not reflected, nor is it required to be reflected, in the Company’s Consolidated Balance Sheet at September 30, 2010. LSV Employee Group made principal payments of $7,429 during the nine months ended September 30, 2010. The deconsolidation of LSV Employee Group did not relinquish the Company’s obligation under the Guaranty Agreement. In the event of default by LSV Employee Group, the Company would still be obligated under the Guaranty Agreement to make any required payments to the lenders according to the term loan.

At December 31, 2009, prior to the deconsolidation of LSV Employee Group, the unpaid principal balance of the term loan was $20,552, of which $6,400 was classified as current and included in Current portion of long-term debt and the remaining $14,152 was included in Long-term debt on the accompanying Consolidated Balance Sheet.

Interest expense for the three and nine months ended September 30, 2009 on the Consolidated Statement of Operations includes $366 and $1,159, respectively, in interest costs associated with the borrowings of LSV Employee Group which was eliminated through Noncontrolling interest and had no impact on net income.

In October 2010, LSV Employee Group made a principal payment of $3,032. As of October 31, 2010, the remaining unpaid principal balance of the term loan was $10,091. Due to the fact that LSV Employee Group has satisfied all payment requirements relating to the term loan, the Company, in its capacity as guarantor, currently has no obligation to make any payments under the Guaranty Agreement. Furthermore, the Company fully expects that LSV Employee Group will meet all of its future obligations regarding the term loan.

The unaudited proforma financial information for the three and nine months ended September 30, 2009 presents the historical results of the Company as if the operations of LSV and LSV Employee Group had not been consolidated and LSV had been accounted for under the equity method. Net income attributable to SEI and diluted earnings per share were unchanged due to this transaction but are presented for the purpose of clarification.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Revenues	$215,773	$627,125
Expenses	169,694	488,294

Income from operations	46,079	138,831

Net gain (loss) from investments	15,616	(1,367)
Interest income, net of interest expense	1,219	3,795
Earnings from unconsolidated affiliate	21,240	52,370

Income before income taxes	84,154	193,629
Income taxes	31,109	64,250

Net income	53,045	129,379

Less: Net income attributable to noncontrolling interest	(318)	(881)

Net income attributable to SEI Investments Company	$52,727	$128,498

Diluted earnings per common share	$.27	$.67

Note 3. Variable Interest Entities

The Company has created numerous investment products for its clients in various types of legal entity structures. The Company serves as the Manager, Administrator and Distributor for these investment products and may also serve as the Trustee for some of the investment products. Clients are the equity investors and participate in proportion to their ownership percentage in the net income and net capital gains of the products, and, on liquidation, will participate in proportion to their ownership percentage in the remaining net assets of the products after satisfaction of outstanding liabilities.

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

Note 4. Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2010	December 31, 2009

Trade receivables	$41,831	$40,499
Fees earned, not billed	98,174	144,325
Other receivables	6,168	2,841

	146,173	187,665
Less: Allowance for doubtful accounts	(1,553)	(3,348)

	$144,620	$184,317

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

September 30, 2010	December 31, 2009

Buildings	$135,687	$131,376
Equipment	65,462	62,634
Land	9,890	9,719
Purchased software	72,911	70,035
Furniture and fixtures	18,473	19,817
Leasehold improvements	4,216	5,739
Construction in progress	376	4,846

	307,015	304,166
Less: Accumulated depreciation and amortization	(162,989)	(158,113)

Property and Equipment, net	$144,026	$146,053

The Company recognized $16,392 and $16,195 in depreciation expense related to property and equipment for the nine months ended September 30, 2010 and 2009, respectively.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2010	December 31, 2009

Accrued sub-advisory and investment officer fees	$8,539	$8,458
Accrued other asset management fees	6,120	6,398
Accrued brokerage fees	13,370	15,840
Accrued other brokerage and royalties	3,445	2,739
Accrued employee compensation	33,361	41,897
Accrued employee benefits and other personnel	5,851	6,241
Accrued consulting, outsourcing and professional fees	17,429	16,123
Accrued income taxes	0	20,561
Accrued dividend payable	0	17,121
Other accrued liabilities	22,934	17,566

Total accrued liabilities	$111,049	$152,944

Note 5. Fair Value Measurements

The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy. The fair value of the Company’s financial assets, except for the fair value of structured investment vehicles (SIVs), are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity and fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) securities that are single issuer pools that are valued based on current market data for the specific issue owned or pools of similar GNMA securities. Level 3 financial assets consist of senior note obligations issued by SIVs. The Company did not have any Level 3 financial liabilities at September 30, 2010 or December 31, 2009. The Company provided support to two of its money market mutual funds that held SIV securities during 2009 in the form of Capital Support Agreements; however, these agreements were terminated upon the Company’s purchase of the SIV securities from the funds. The Capital Support Agreements were considered derivative securities, for which the fair value was determined using the same model to value the SIV securities. There were no transfers of financial assets between levels within the fair value hierarchy during the nine months ended September 30, 2010.

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

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At September 30, 2010
	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Equity available-for-sale securities	$8,458	$8,458	$0	$0
Fixed income available-for-sale securities	63,193	0	63,193	0
Trading securities issued by SIVs	102,833	0	0	102,833
Other trading securities	3,405	3,405	0	0

	$177,889	$11,863	$63,193	$102,833

	At December 31, 2009
	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Equity available-for-sale securities	$3,511	$3,511	$0	$0
Fixed income available-for-sale securities	52,190	0	52,190	0
Trading securities issued by SIVs	120,714	0	0	120,714
Other trading securities	5,482	5,482	0	0

	$181,897	$8,993	$52,190	$120,714

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2010 to September 30, 2010:

Trading Securities Issued by SIVs

Balance, January 1, 2010	$120,714
Purchases, issuances and settlements, net	(47,871)
Total gains or (losses) (realized/unrealized):
Included in earnings	29,990
Included in other comprehensive income	0
Transfers in and out of Level 3	0

Balance September 30, 2010	$102,833

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2009 to September 30, 2009:

	Trading Securities Issued by SIVs	Other Trading Securities	Capital Support Agreements

Balance, January 1, 2009	$5,713	$1,697	$(173,983)
Purchases, issuances and settlements, net	300,731	(1,536)	0
Transfer of Capital Support Agreement at purchase	(179,654)	0	179,654
Total gains or losses (realized/unrealized):
Included in earnings	3,882	(161)	(5,671)
Included in other comprehensive income	0	0	0
Transfers in and out of Level 3	0	0	0

Balance September 30, 2009	$130,672	$0	$0

Note 6. Marketable Securities

Investments Available for Sale

Investments available for sale classified as non-current assets consist of:

	As of September 30, 2010
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SEI-sponsored mutual funds	$7,425	$226	$(29)	$7,622
Other mutual funds	791	45	0	836
Debt securities	60,124	3,069	0	63,193

	$68,340	$3,340	$(29)	$71,651

	As of December 31, 2009
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SEI-sponsored mutual funds	$580	$0	$(40)	$540
Other mutual funds	3,111	0	(140)	2,971
Debt securities	50,696	1,494	0	52,190

	$54,387	$1,494	$(180)	$55,701

Net unrealized holding gains at September 30, 2010 and December 31, 2009 were $2,066 (net of income tax expense of $1,245) and $960 (net of income tax expense of $354), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

The Company’s debt securities are issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SEI Private Trust Company (SPTC) and have maturity dates which range from 2020 to 2039.

Trading Securities

Trading securities of the Company consist of:

	As of September 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SIV securities	$252,354	$0	$(149,521)	$102,833
LSV-sponsored mutual funds	2,049	1,356	0	3,405

	$254,403	$1,356	$(149,521)	$106,238

	As of December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SIV securities	$309,796	$0	$(189,082)	$120,714
LSV-sponsored mutual funds	4,000	1,482	0	5,482

	$313,796	$1,482	$(189,082)	$126,196

The Company records all of its trading securities on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

Through September 30, 2010, the Company recognized $159,092 in cumulative losses from SIV securities and SIV-related issues. During the nine months ended September 30, 2010, the Company recognized gains from SIV securities of $29,990, of which $19,390 resulted from cash payments received from the SIV securities and $10,217 was from a net increase in fair value at September 30, 2010. In addition, the Company recognized a net gain of $383 from sales of two SIV securities during 2010. The cumulative loss recognized by the Company pertaining to these SIV securities sold in 2010 was $9,571. The net gains from the SIV securities are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

During the nine months ended September 30, 2009, the Company recognized losses of $1,789 from SIV securities and SIV-related issues. During 2009, the Company purchased SIV securities from SEI-sponsored money market mutual funds. As a result of these purchases, the Company’s obligation under the Capital Support Agreements was reduced or eliminated. The losses from the purchases of the SIV securities, as well as the subsequent reduction in the Company’s required capital contribution, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

The Company has an investment related to the startup of mutual funds sponsored by LSV. These are U.S. dollar denominated funds that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. During the three months ended June 30, 2010, the Company sold a portion of its investment in the LSV-sponsored funds. Additionally, the Company sold all of the equity and currency futures contracts originally purchased as part of an economic strategy to minimize exposure to price and currency risk related to the investment. The net gains recognized from the partial sale of the LSV-sponsored funds and the equity and futures contracts were minimal. As of September 30, 2010, the Company’s remaining investment in the LSV-sponsored funds had a cost value of $2,049 and a fair value of $3,405.

Note 7. Lines of Credit

The Company has a five-year $300,000 Credit Agreement (the Credit Facility) which expires in July 2012, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 0.450 percent above the London Interbank Offer Rate (“LIBOR”). There is also a commitment fee equal to 0.09 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility, as amended, contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the Credit Facility may be terminated.

The Company made principal payments of $113,000 during the nine months ended September 30, 2010. As of September 30, 2010, the outstanding balance of the Credit Facility was $120,000 and is included in Long-term debt on the accompanying Consolidated Balance Sheet. The Company was in compliance with all covenants of the Credit Facility at September 30, 2010.

As of September 30, 2010, the Company’s ability to borrow from the Credit Facility is not limited by any covenant of the agreement. In management’s opinion, the leverage ratio is the most restrictive of all of the covenants contained in the Credit Facility. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). According to the terms of the agreement, the Company must continue to include the outstanding debt of LSV Employee Group in the calculation of consolidated indebtedness. The Company must maintain at all times a ratio of consolidated indebtedness of not more than 1.75 times the amount of EBITDA. As of September 30, 2010, the Company’s leverage ratio is 0.32 times EBITDA.

The Company considers the book value of long-term debt related to the borrowings through the Credit Facility to be representative of its fair value.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the three months ended September 30, 2010.

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

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three month periods ended September 30, 2010 and 2009, respectively, as follows:

	Three Months Ended September 30,
	2010	2009
Stock-based compensation expense	$3,468	$3,418
Less: Deferred tax benefit	(1,313)	(1,347)

Stock-based compensation expense, net of tax	$2,155	$2,071

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the nine month periods ended September 30, 2010 and 2009, respectively, as follows:

	Nine Months Ended September 30,
	2010	2009
Stock-based compensation expense	$16,403	$10,209
Less: Deferred tax benefit	(6,194)	(3,648)

Stock-based compensation expense, net of tax	$10,209	$6,561

As of September 30, 2010, there was approximately $40,384 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that the Company expects will vest. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense

Remainder of 2010	$9,647
2011	9,159
2012	9,026
2013	7,290
2014	3,763
2015	1,499

$40,384

During the nine months ended September 30, 2010, the Company revised its estimates of when some vesting targets are expected to be achieved. These changes in management’s estimates resulted in an increase of $8,684 in stock-based compensation expense in the nine months ended September 30, 2010. Additionally, during the three months ended September 30, 2010, the Company reversed $6,267 of previously-recognized stock-based compensation costs pertaining to option grants which management does not expect to vest. Management does not expect to recognize any compensation cost associated with these option grants. As of September 30, 2010, these option grants have an unrecognized compensation cost of $27,566.

During the nine months ended September 30, 2009, the Company revised its estimate of when some vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $5,325 in stock-based compensation expense in the nine months ended September 30, 2009.

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $5,361 and $7,063, respectively. The total options exercisable as of September 30, 2010 had an intrinsic value of $10,426. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2010 and the exercise price of the shares. The market value of the Company’s common stock as of September 30, 2010 was $20.34 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of September 30, 2010 was $19.37. Total options that were outstanding as of September 30, 2010 was 27,091,000.

Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1.728 billion. Through September 30, 2010, a total of 262,409,000 shares at an aggregate cost of $1.588 billion have been purchased and retired. The Company purchased 4,409,000 shares at a total cost of $88,330 during the nine months ended September 30, 2010.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Cash Dividend

On May 25, 2010, the Board of Directors declared a cash dividend of $.10 per share on the Company’s common stock, which was paid on June 28, 2010, to shareholders of record on June 23, 2010. Cash dividends declared during the nine month periods ended September 30, 2010 and 2009 were $18,890 and $15,301, respectively.

Noncontrolling Interest

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2010 to September 30, 2010:

Noncontrolling interest
Balance, January 1, 2010	$121,895
Net income attributable to noncontrolling interest	1,131
Foreign currency translation adjustments	382
Deconsolidation of LSV	(65,522)
Deconsolidation of LSV Employee Group	(43,536)

Balance, September 30, 2010	$14,350

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2009 to September 30, 2009:

Noncontrolling interest
Balance, January 1, 2009	$109,722
Net income attributable to noncontrolling interest	67,366
Foreign currency translation adjustments	1,660
Distributions to noncontrolling interests	(66,563)
Other	(386)

Balance, September 30, 2009	$111,799

Note 9. Accumulated Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, consists of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains on Investments	Accumulated Other Comprehensive Income (Loss)

Total accumulated comprehensive loss at December 31, 2009	$(1,053)	$960	$(93)

Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2009	1,351	0	1,351

Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2009	$298	$960	$1,258

Total comprehensive income for the nine months ended September 30, 2010	$694	$1,106	$1,800

Less: Total comprehensive income attributable to noncontrolling interest for the nine months ended September 30, 2010	(382)	0	(382)

Total comprehensive income attributable to SEI Investments Company for the nine months ended September 30, 2010	$312	$1,106	$1,418

Total accumulated comprehensive income at September 30, 2010	$(359)	$2,066	$1,707

Less: Total accumulated comprehensive loss attributable to noncontrolling interest at September 30, 2010	969	0	969

Total accumulated comprehensive income attributable to SEI Investments Company at September 30, 2010	$610	$2,066	$2,676

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2010 and 2009. Management evaluates Company assets on a consolidated basis during interim periods. Except as disclosed herein, the accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended September 30, 2010 and 2009.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2010

Revenues	$83,518	$43,422	$51,036	$40,548	$989	$219,513
Expenses	73,463	26,426	25,940	25,763	4,080	155,672

Operating profit (loss)	$10,055	$16,996	$25,096	$14,785	$(3,091)	$63,841

Operating margin	12%	39%	49%	36%	N/A	29%

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Three Month Period Ended September 30, 2009

Revenues	$88,561	$43,467	$47,458	$35,208	$1,079	$60,160	$275,933
Expenses (1)	79,549	28,001	27,369	23,047	3,171	38,928	200,065

Operating profit (loss)	$9,012	$15,466	$20,089	$12,161	$(2,092)	$21,232	$75,868

Operating margin	10%	36%	42%	35%	N/A	35%	27%

(1)	LSV includes $29,829 of noncontrolling interest of the other partners of LSV.

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the quarters ended September 30, 2010 and 2009 is as follows:

	2010	2009

Total operating profit from segments above	$63,841	$75,868

Corporate overhead expenses	(8,981)	(8,897)
Noncontrolling interest reflected in segments	279	30,168
LSV Employee Group (2)	0	(1,836)

Income from operations	$55,139	$95,303

(2)	For the three months ended September 30, 2009, includes $1,805 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the three months ended September 30, 2010 and 2009 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2010	2009	2010	2009

Private Banks	$8,452	$8,741	$4,044	$3,789
Investment Advisors	2,976	2,742	602	576
Institutional Investors	615	365	297	279
Investment Managers	770	730	467	389
Investments in New Businesses	147	119	36	43
LSV	0	10	0	99

Total from business segments	$12,960	$12,707	$5,446	$5,175

Corporate Overhead	151	108	156	147

	$13,111	$12,815	$5,602	$5,322

	Amortization
	2010	2009

Private Banks	$3,767	$8,389
Investment Advisors	1,362	3,064
Institutional Investors	305	302
Investment Managers	204	222
Investments in New Businesses	117	890
LSV	0	109

Total from business segments	$5,755	$12,976

LSV Employee Group	0	1,820
Corporate Overhead	243	246

	$5,998	$15,042

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the nine months ended September 30, 2010 and 2009.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2010
Revenues	$260,730	$135,283	$152,821	$117,598	$3,004	$669,436
Expenses	229,674	82,129	78,896	75,918	9,480	476,097

Operating profit (loss)	$31,056	$53,154	$73,925	$41,680	$(6,476)	$193,339

Operating margin	12%	39%	48%	35%	N/A	29%

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total
	For the Nine Month Period Ended September 30, 2009

Revenues	$272,154	$120,557	$129,001	$101,911	$3,502	$149,428	$776,553
Expenses (3)	229,108	81,049	74,803	68,159	8,789	97,083	558,991

Operating profit (loss)	$43,046	$39,508	$54,198	$33,752	$(5,287)	$52,345	$217,562

Profit margin	16%	33%	42%	33%	N/A	35%	28%

(3)	LSV includes $73,120 of noncontrolling interest of the other partners of LSV.

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine month periods ended September 30, 2010 and 2009 is as follows:

	2010	2009

Total operating profit from segments above	$193,339	$217,562

Corporate overhead expenses	(28,639)	(27,235)
Noncontrolling interest reflected in segments	956	73,968
LSV Employee Group (4)	0	(5,476)

Income from operations	$165,656	$258,819

(4)	For the nine months ended September 30, 2009, includes $5,416 in amortization expense of intangible assets related to LSV Employee Group.

The following tables provide additional information for the nine months ended September 30, 2010 and 2009 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2010	2009	2010	2009

Private Banks	$27,119	$28,904	$11,796	$11,572
Investment Advisors	9,752	9,924	1,758	1,716
Institutional Investors	2,476	1,679	864	833
Investment Managers	4,090	2,366	1,410	1,200
Investments in New Businesses	552	544	109	133
LSV	0	63	0	300

Total from business segments	$43,989	$43,480	$15,937	$15,754

Corporate Overhead	1,003	536	455	441

	$44,992	$44,016	$16,392	$16,195

	Amortization
	2010	2009

Private Banks	$11,233	$15,620
Investment Advisors	4,066	5,470
Institutional Investors	910	622
Investment Managers	615	468
Investments in New Businesses	342	1,000
LSV	0	327

Total from business segments	$17,166	$23,507

LSV Employee Group	0	5,460
Corporate Overhead	729	526

	$17,895	$29,493

Note 11. Income Taxes

The gross liability for unrecognized tax benefits at September 30, 2010 and December 31, 2009 was $5,582 and $4,989, respectively, exclusive of interest and penalties, of which $4,820 and $4,335 would affect the effective tax rate if the Company were to recognize the tax benefit.

The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2010 and December 31, 2009, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,015 and $864, respectively.

	September 30, 2010	December 31, 2009
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$5,582	$4,989
Interest and penalties on unrecognized benefits	1,015	864

Total gross uncertain tax positions	$6,597	$5,853

Amount included in Current liabilities	$761	$127
Amount included in Other long-term liabilities	5,836	5,726

	$6,597	$5,853

The Company’s effective tax rates were 37.8 percent and 37.0 percent for the three months ended September 30, 2010 and 2009, respectively. The increase in the tax rate for the three month period in 2010 was primarily due to the expiration of the Research and Development Tax Credit on December 31, 2009. For the nine months ended September 30, 2010 and 2009, our effective tax rates were 37.8 percent and 33.2 percent, respectively. The tax rate for the nine month period in 2009 was favorably impacted by the recognition of certain tax benefits as discrete items. The discrete items amounted to $7,691 and are related to the realization of prior unrecognized tax benefits that have been resolved by the conclusion of the federal and state income tax audits during the first quarter of 2009 as well the true up of the 2008 estimated Federal tax return and the actual tax return filed.

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

The Company estimates it will recognize $761 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at September 30, 2010 and 2009, the consolidated results of operations for the three and nine months ended September 30, 2010 and 2009 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Consolidated Summary

We are a global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services including computer processing services, software licenses, and trust operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of September 30, 2010, through our subsidiaries and partnerships in which we have a significant interest, we administer $402.3 billion in mutual fund and pooled assets, manage $164.0 billion in assets, and operate from numerous countries worldwide. In January 2010, we deconsolidated the assets, liabilities and operations of LSV Asset Management. As a result, LSV is no longer considered a reportable business segment in 2010 (See “Deconsolidation of LSV and LSV Employee Group” later in this discussion).

Our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 were:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Revenues	$219,513	$275,933	(20%)	$669,436	$776,553	(14%)
Expenses	164,374	180,630	(9%)	503,780	517,734	(3%)

Income from operations	55,139	95,303	(42%)	165,656	258,819	(36%)

Net gain from investments	9,362	15,616	(40%)	30,435	(1,367)	N/A
Interest income, net of interest expense	1,285	863	49%	3,601	2,661	35%
Other income	0	0	N/A	1,070	0	N/A
Equity in earnings of unconsolidated affiliate	25,246	0	N/A	72,839	0	N/A

Income before income taxes	91,032	111,782	(19%)	273,601	260,113	5%
Income taxes	34,311	31,109	10%	103,183	64,250	61%

Net income	56,721	80,673	(30%)	170,418	195,863	(13%)

Less: Net income attributable to noncontrolling interest	(332)	(27,946)	N/A	(1,131)	(67,365)	N/A

Net income attributable to SEI Investments Company	$56,389	$52,727	7%	$169,287	$128,498	32%

Diluted earnings per common share	$.30	$.27	11%	$.89	$.67	33%

In our opinion, the following items had a significant impact on our financial results for the three and nine month periods ended September 30, 2010 and 2009:

•

Revenues in the three and nine months ended September 30, 2010 reflect the impact of deconsolidating LSV. Excluding the revenues from LSV in 2009, our revenues increased $3.7 million, or two percent, in the third quarter 2010 and $42.3 million, or seven percent, in the first nine months of 2010. These increases were primarily due to improved capital markets during the later part of 2009 and during the first and third quarters of 2010. The severe downturn in the capital markets during the first quarter 2009 significantly affected our revenues during the prior year periods. Our assets under management, excluding LSV, increased $2.7 billion, or three percent, to $109.5 billion at September 30, 2010 from $106.8 billion at September 30, 2009.

•

New business activity in our Institutional Investors and Investment Managers segments also contributed to increased revenues. New client asset funding, as well as asset funding from existing clients, for our retirement and not-for-profit solutions in our Institutional Investors segment and for our hedge fund solution in our Investment Managers segment positively impacted revenues during the first nine months of 2010.

•

Revenues in our Private Banks segment decreased in the first nine months of 2010 due to lower investment processing fees from bank clients lost as a result of mergers and acquisitions as well as lower trade-execution fees due to lower trading volumes. Furthermore, the full impact of previously-announced client losses in the segment were reflected in the third quarter as the associated one-time revenues from the client losses were fully recognized in the preceding quarters of 2010. An increase in recurring revenues from new GWS clients on the Global Wealth Platform partially offset the decline in revenues for the segment.

•

Gross new business sales events across all of our core business segments were approximately $16.7 million during the third quarter of 2010. This figure represents annualized revenues from fully implemented clients. These new sales events include newly contracted clients as well as increases in business with existing clients. We expect these new business sales to favorably impact our level of recurring revenues in future quarters.

•

We recognized $8.7 million and $30.0 million in gains from SIV securities in the three and nine months ended September 30, 2010, respectively, as compared to gains of $14.9 million and losses of $1.8 million in the three and nine months ended September 30, 2009, respectively. Approximately $19.4 million of the gain in the first nine months of 2010 resulted from cash payments received from the SIV securities that had been previously written down.

•

Stock-based compensation costs in the three months ended September 30, 2010 reflect the reversal of $6.3 million of previously-recognized stock-based compensation costs and the acceleration of approximately $3.1 million of stock-based compensation due to a change in management’s estimates of the attainment of certain performance vesting targets. The net effect of these two items was a reduction of $3.2 million of stock-based compensation costs in the third quarter. We estimate our stock-based compensation costs during the fourth quarter 2010 will be $9.6 million.

•

We incurred $2.1 million in costs associated with processing errors in the three months ended September 30, 2010, of which, approximately $1.0 million was recognized in the Investment Advisors segment and $900 thousand was recognized in the Investments in New Businesses segment. We also incurred $2.2 million in costs associated with processing errors in the three months ended September 30, 2009, which was recognized in the Institutional Investors segment.

•

Our percentage ownership of LSV remained at approximately 42 percent. Our proportionate share in the earnings of LSV in the first nine months of 2010 was $72.8 million, as compared to $52.4 million in the first nine months of 2009, an increase of 39 percent. LSV’s revenues significantly increased because of market appreciation in the value of assets under management from existing clients. LSV’s assets under management were $54.5 billion at September 30, 2010, as compared to $49.3 billion at September 30, 2009, an increase of ten percent.

•

We continued to invest in the Global Wealth Platform and its operational infrastructure. During the first nine months of 2010, we capitalized $28.1 million for significant enhancements and new functionality for the platform, as compared to $35.1 million in the first nine months of 2009. We will continue to incur significant development costs for these enhancements and upgrades. Our intention is to implement enhancements and upgrades into the platform through a series of releases.

•

Amortization expense related to capitalized software was $17.1 million and $22.9 million during the nine months ended September 30, 2010 and 2009, respectively. We recognized an additional $7.6 million of amortization expense during the third quarter 2009 due to a shortening in the useful life of previously capitalized software development costs for some components of the platform. This change was due to the abandonment of these components in the fourth quarter 2009.

•

Our effective tax rate for the first nine months of 2010 increased to 37.8 percent as compared to 33.2 percent in the first nine months of 2009. Our tax rate in 2009 was favorably impacted by the recognition of certain tax benefits related to the conclusion of federal and state income tax audits.

•	We continued our stock repurchase program during 2010 and purchased approximately 4,409,000 shares at an average price of approximately $20 per share in the nine month period.

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

The following proforma Consolidated Statements of Operations presents the three and nine months ended September 30, 2009 as if LSV and LSV Employee Group was deconsolidated and LSV was accounted for under the equity method. This proforma statement is being provided for informational and comparative purposes only and is not a restatement or reclassification of previously reported statements.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010(1)	2009(2)	Percent Change	2010(1)	2009(2)	Percent Change

Revenues	$219,513	$215,773	2%	$669,436	$627,125	7%
Expenses	164,374	169,694	(3%)	503,780	488,294	3%

Income from operations	55,139	46,079	20%	165,656	138,831	19%

Net gain (loss) from investments	9,362	15,616	(40%)	30,435	(1,367)	N/A
Interest income, net of interest expense	1,285	1,219	5%	3,601	3,795	(5%)
Other income	0	0	N/A	1,070	0	N/A
Equity in earnings of unconsolidated affiliate	25,246	21,240	19%	72,839	52,370	39%

Income before income taxes	91,032	84,154	8%	273,601	193,629	41%
Income taxes	34,311	31,109	10%	103,183	64,250	61%

Net income	56,721	53,045	7%	170,418	129,379	32%

Less: Net income attributable to noncontrolling interest	(332)	(318)	4%	(1,131)	(881)	28%

Net income attributable to SEI Investments Company	$56,389	$52,727	7%	$169,287	$128,498	32%

Diluted earnings per common share	$.30	$.27	11%	$.89	$.67	33%

(1)	As reported.
(2)	Proforma.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services. These assets are not included in our balance sheets because we do not own them.

Asset Balances

(In millions)

	As of September 30,		Percent Change
	2010	2009
Private Banks:
Equity and fixed income programs	$12,842	$12,479	3%
Collective trust fund programs	615	1,098	(44%)
Liquidity funds	5,034	6,524	(23%)

Total assets under management	$18,491	$20,101	(8%)

Client proprietary assets under administration	10,557	10,941	(4%)

Total assets	$29,048	$31,042	(6%)

Investment Advisors:
Equity and fixed income programs	26,091	24,739	5%
Collective trust fund programs	2,028	2,521	(20%)
Liquidity funds	2,253	2,243	0%

Total assets under management	$30,372	$29,503	3%

Institutional Investors:
Equity and fixed income programs	47,667	43,672	9%
Collective trust fund programs	641	707	(9%)
Liquidity funds	3,475	4,624	(25%)

Total assets under management	$51,783	$49,003	6%

Investment Managers:
Equity and fixed income programs	1	4	(75%)
Collective trust fund programs	7,781	7,075	10%
Liquidity funds	423	528	(20%)

Total assets under management	$8,205	$7,607	8%

Client proprietary assets under administration	227,777	216,222	5%

Total assets	$235,982	$223,829	5%

Investments in New Businesses:
Equity and fixed income programs	533	473	13%
Liquidity funds	82	93	(12%)

Total assets under management	$615	$566	9%

LSV:
Equity and fixed income programs	$54,492	$49,349	10%

Consolidated:
Equity and fixed income programs	141,626	130,716	8%
Collective trust fund programs	11,065	11,401	(3%)
Liquidity funds	11,267	14,012	(20%)

Total assets under management	$163,958	$156,129	5%

Client proprietary assets under administration	238,334	227,163	5%

Total assets under management and administration	$402,292	$383,292	5%

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

Business Segments

Revenues, Expenses and Operating Profit (Loss) for our business segments, excluding LSV, for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change
Private Banks:
Revenues	$83,518	$88,561	(6%)	$260,730	$272,154	(4%)
Expenses	73,463	79,549	(8%)	229,674	229,108	0%

Operating Profit	$10,055	$9,012	12%	$31,056	$43,046	(28%)
Operating Margin	12%	10%		12%	16%

Investment Advisors:
Revenues	$43,422	$43,467	0%	$135,283	$120,557	12%
Expenses	26,426	28,001	(6%)	82,129	81,049	1%

Operating Profit	$16,996	$15,466	10%	$53,154	$39,508	35%
Operating Margin	39%	36%		39%	33%

Institutional Investors:
Revenues	$51,036	$47,458	8%	$152,821	$129,001	18%
Expenses	25,940	27,369	(5%)	78,896	74,803	5%

Operating Profit	$25,096	$20,089	25%	$73,925	$54,198	36%
Operating Margin	49%	42%		48%	42%

Investment Managers:
Revenues	$40,548	$35,208	15%	$117,598	$101,911	15%
Expenses	25,763	23,047	12%	75,918	68,159	11%

Operating Profit	$14,785	$12,161	22%	$41,680	$33,752	23%
Operating Margin	36%	35%		35%	33%

Investments in New Businesses:
Revenues	$989	$1,079	(8%)	$3,004	$3,502	(14%)
Expenses	4,080	3,171	29%	9,480	8,789	8%

Operating Loss	$(3,091)	$(2,092)	(48%)	$(6,476)	$(5,287)	(22%)
Operating Margin	N/A	N/A		N/A	N/A

For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended			Nine Months Ended
	Sept 30, 2010	Sept 30, 2009	Percent Change	Sept 30, 2010	Sept 30, 2009	Percent Change
Revenues:
Investment processing and software servicing fees	$54,804	$55,885	(2%)	$173,302	$171,946	1%
Asset management, administration & distribution fees	22,021	22,086	0%	64,339	63,772	1%
Transaction-based and trade execution fees	6,693	10,590	(37%)	23,089	36,436	(37%)

Total revenues	$83,518	$88,561	(6%)	$260,730	$272,154	(4%)

Revenues decreased $5.0 million, or six percent, in the three month period and $11.4 million, or four percent, in the nine month period ended September 30, 2010 and were primarily affected by:

•	Lower recurring investment processing fees mainly due to lost clients involved in mergers and acquisitions as well as price reductions provided to existing clients that contracted for longer periods;

•	Decreased trade execution fees due to lower trading volumes in the capital markets;

•	Lower fees from our liquidity products;

•	$7.0 million in contract buyout fees in first quarter 2009 related to existing bank clients involved in mergers and acquisitions; and

•	$1.2 million in deconversion fees recorded in third quarter 2009 relating to a lost client; partially offset by

•	Increased investment processing fees, including non-recurring project fees, from new GWS clients implemented onto the Global Wealth Platform;

•	Increased investment management fees from existing international clients due to higher assets under management from improved capital markets;

•	$5.0 million in one-time contract termination fees in second quarter 2010 from a bank client lost as a result of an acquisition; and

•	$4.7 million in non-recurring investment processing fees from existing clients involved in mergers and acquisitions for data conversion services.

Operating margins increased to 12 percent compared to 10 percent in the three month period. Operating income increased $1.0 million, or 12 percent, in the three month period and was primarily affected by:

•

Additional amortization expense of $5.0 million in the third quarter 2009 related to the shortening in useful life of certain components related to the Global Wealth Platform replaced in the fourth quarter 2009; and

•	Decreased direct expenses associated with the decreased trade execution fees; partially offset by

•	The decrease in revenues; and

•	Increased direct expenses associated with increased investment management fees from existing international clients.

Operating margins decreased to 12 percent compared to 16 percent in the nine month period. Operating income decreased $12.0 million, or 28 percent, in the nine month period and was primarily affected by:

•	The decrease in revenues;

•

An increase in stock-based compensation costs primarily due to the acceleration in recognition of stock-based compensation, net of the reversal of stock-based compensation costs, due to a change in management’s estimate of the attainment of certain performance vesting targets;

•	Increased non-capitalized development costs as well as operating costs relating to the Global Wealth Platform; and

•	Increased direct expenses associated with increased investment management fees from existing international clients; partially offset by

•	Decreased direct expenses associated with the decreased trade execution fees; and

•	Decreased one-time termination costs associated with the workforce reduction in first quarter 2009, net of one-time termination costs in first quarter 2010.

Investment Advisors

Revenues were flat in the three month period and increased $14.7 million, or 12 percent, in the nine month period ended September 30, 2010 and were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by improved capital markets; and

•	An increase in the average basis points earned on assets in the nine month period due to client-directed shifts from liquidity products to our equity and fixed income programs.

Operating margins increased to 39 percent, as compared to 36 percent in the three month period and were 39 percent, as compared to 33 percent in the nine month period. Operating income increased by $1.5 million, or ten percent, in the three month period, and $13.6 million, or 35 percent, in the nine month period and was primarily affected by:

•	An increase in revenues in the nine month period;

•	Decreased one-time termination costs associated with the workforce reduction in first quarter 2009; and

•

Additional amortization expense of $1.9 million in the third quarter 2009 related to the shortening in useful life of certain components related to the Global Wealth Platform replaced in the fourth quarter 2009; partially offset by

•

An increase in stock-based compensation costs in the nine month period primarily due to the acceleration in recognition of stock-based compensation, net of the reversal of stock-based compensation costs, due to a change in management’s estimate of the attainment of certain performance vesting targets; and

•	A charge of approximately $1.0 million related to a processing error in the third quarter 2010.

Institutional Investors

Revenues increased $3.6 million, or eight percent, in the three month period and $23.8 million, or 18 percent, in the nine month period ended September 30, 2010 and were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by improved capital markets as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by

•	Client losses; and

•	Unfavorable currency exchange rate changes.

Operating margins increased to 49 percent, as compared to 42 percent in the three month period and were 48 percent, as compared to 42 percent in the nine month period. Operating income increased $5.0 million, or 25 percent, in the three month period and $19.7 million, or 36 percent, in the nine month period and was primarily affected by:

•	An increase in revenues; and

•	A charge of approximately $2.2 million related to an operational error in the third quarter of 2009; partially offset by

•

An increase in stock-based compensation costs in the nine month period primarily due to the acceleration in recognition of stock-based compensation, net of the reversal of stock-based compensation costs, due to a change in management’s estimate of the attainment of certain performance vesting targets;

•	An increase in other personnel expenses; and

•	Increased direct expenses associated with higher investment management fees.

Investment Managers

Revenues increased $5.3 million, or 15 percent, in the three month period and $15.7 million, or 15 percent, in the nine month period ended September 30, 2010 and were primarily affected by:

•	Cash flows from new clients, primarily hedge fund clients; and

•	Net positive cash flows from existing hedge fund clients mainly due to higher valuations from capital market increases; partially offset by

•	Client losses.

Operating margins increased to 36 percent, as compared to 35 percent in the three month period and were 35 percent, as compared to 33 percent in the nine month period. Operating income increased $2.6 million, or 22 percent, in the three month period and $7.9 million, or 23 percent, in the nine month period and was primarily affected by:

•	An increase in revenues; partially offset by

•

An increase in stock-based compensation costs in the nine month period primarily due to the acceleration in recognition of stock-based compensation, net of the reversal of stock-based compensation costs, due to a change in management’s estimate of the attainment of certain performance vesting targets;

•	An increase in other personnel expenses; and

•	Increased technology and other investment spending for the development of new products and services.

Other

Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net gain (loss) from investments	$9,362	$15,616	$30,435	$(1,367)
Interest and dividend income	1,621	1,897	4,823	5,545
Interest expense	(336)	(1,034)	(1,222)	(2,884)
Other income	0	0	1,070	0
Equity in earnings of unconsolidated affiliate	25,246	0	72,839	0

Total other income and expense items, net	$35,893	$16,479	$107,945	$1,294

Net gain (loss) from investments

Net gain (loss) from investments consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gains (losses) from SIV securities and Capital Support Agreements	$8,728	$14,912	$29,990	$(1,789)
Net gain from marketable securities (A)	634	704	445	1,323
Other-than-temporary declines in market value	0	0	0	(901)

Net gain (loss) from investments	$9,362	$15,616	$30,435	$(1,367)

(A)	Excludes the change in fair value of SIV securities. All changes in fair value of SIV securities are included in Gains (losses) from SIV securities and Capital Support Agreements. For more information pertaining to SIV securities, see Notes 5 and 6 to the Consolidated Financial Statements.

Interest and dividend income

Interest income is earned based upon the amount of cash that is invested daily and the average yield earned on those balances.

Interest expense

Interest expense in the three and nine months ended September 30, 2009 includes $366 and $1,159, respectively, in interest charges for the borrowings of LSV Employee Group. We did not recognize any interest expense for LSV Employee Group in 2010. The remaining balance of interest expense pertains to interest charges and commitment fees associated with our credit facility.

Equity in earnings of unconsolidated affiliate

Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statement of Operations includes our less than 50 percent ownership in LSV. We deconsolidated the accounts and operations of LSV in January 2010. In 2009, LSV was a business segment and, therefore, our proportionate share in the earnings of LSV was included in the results of our business segments. Our total partnership interest in LSV remained at approximately 42 percent during the nine month periods ended September 30, 2010 and 2009. Our proportionate share in the earnings of LSV was $25.2 million in the three months ended September 30, 2010 as compared to $21.2 million in three months ended September 30, 2009, an increase of 19 percent. Our proportionate share in the earnings of LSV was $72.8 million in the nine months ended September 30, 2010 as compared to $52.4 million in the nine months ended September 30, 2009, an increase of 39 percent. The increases in the three and nine month periods in 2010 were due to increased assets under management from existing clients because of improved capital markets. LSV’s assets under management increased $5.2 billion to $54.5 billion at September 30, 2010 as compared to $49.3 billion at September 30, 2009, an increase of ten percent. For more information pertaining to the deconsolidation of LSV and LSV Employee Group, see Note 2 to the Consolidated Financial Statements.

Noncontrolling interest

Noncontrolling interest in 2009 primarily includes the amount owned by other shareholders or partners of LSV and LSV Employee Group.

Income Taxes

Our effective tax rates were 37.8 percent and 37.0 percent for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, our effective tax rates were 37.8 percent and 33.2 percent, respectively. The increase in our tax rate for the three month period in 2010 was primarily due to the expiration of the federal Research and Development Tax Credit on December 31, 2009. Our tax rate in 2009 was favorably impacted by the recognition of certain tax benefits as discrete items. The discrete items amounted to $7.7 million and are related to the realization of prior unrecognized tax benefits that have been resolved by the conclusion of the federal and state income tax audits during the first quarter of 2009 and differences between the estimated federal tax expense and the actual tax expense paid. Tax discrete items generally are not related to current year income or expense and must be entirely recognized in the quarter that they are identified.

Congress has not yet passed an extension of the Research and Development Tax Credit. This tax credit and other extenders have been included in separate bills approved by the House of Representatives and Senate; however, a compromise version has not been passed. The House and Senate generally support extending the same expired provisions, but reaching agreement on the revenue offsets has been more challenging. On September 16, 2010, legislation was introduced extending expired provisions one year, generally through 2010. However, this bill has not passed but may be addressed in the lame duck session after the November 2010 elections.

Stock-Based Compensation

During the nine months ended September 30, 2010 and 2009, we recognized approximately $16.4 million and $10.2 million, respectively, in stock-based compensation expense, an increase of $6.2 million. This increase consisted of the following components:

Change in Stock-Based Compensation Expense
Stock-based compensation cost recognized in 2010 for grants made in December 2009 (1)	$9,304
Reversal of previously recognized stock-based compensation expense	(6,267)
Change in management’s estimate of expected vesting of stock options for grants that were outstanding at December 31, 2009 (2)	4,018
Stock-based compensation cost associated with options that vested in 2009	(738)
Other items	(123)

$6,194

(1)	Includes a change in management estimate of expected vesting of stock option grants of $4,666 during 2010.
(2)	Excludes options granted in December 2009.

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

Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2010	2009

Net cash provided by operating activities	$120,845	$235,720
Net cash used in investing activities	(42,431)	(345,358)
Net cash (used in) provided by financing activities	(217,513)	200,480

Net (decrease) increase in cash and cash equivalents	(139,099)	90,842

Cash and cash equivalents, beginning of period	590,877	416,643

Cash and cash equivalents, end of period	$451,778	$507,485

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At September 30, 2010, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our five-year, $300.0 million credit facility. Our credit facility is an unsecured senior revolving line of credit with JPMorgan Chase Bank, N.A., individually and as agent and a syndicate of other lenders, and is scheduled to expire in July 2012. The availability of the credit facility is subject to the compliance with certain covenants set forth in the agreement. During 2009, we borrowed $254.0 million through the credit facility and used the proceeds to purchase SIV securities from SEI-sponsored money market funds. Beginning in December 2009, we made principal payments of $134.0 million through September 2010 to reduce the outstanding balance of our credit facility. As of September 30, 2010, the outstanding balance of the credit facility was $120.0 million (See Note 7 to the Consolidated Financial Statements).

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

Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. As of October 31, 2010, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $355.2 million.

The decline in cash flows from operations of $114.9 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to tax benefits received for net realized losses from SIV securities in 2009 which significantly reduced our tax payments in the prior year period. The net change in our working capital accounts also reduced cash flows from operations.

We have long-term contractual agreements with banks and other financial institutions, especially within our Private Banks segment. These banks and financial institutions continue to meet the scheduled payment terms under these contracts. We have no reason to believe that these clients will be unable to satisfy current and future obligations. Additionally, the Investment Managers segment has contractual agreements with managers of hedge funds. There have been recent concerns and issues within the hedge fund industry. We believe our clients are stable and well-respected managers that will continue to remain viable entities over the long-term. We do not have any significant collectibility issues regarding our receivables as of September 30, 2010 and we have not received any indications that we should anticipate significant collectibility issues regarding our receivables in the near term.

Net cash used in investing activities includes:

•

The deconsolidation of LSV and LSV Employee Group. The previously discussed deconsolidation of the cash accounts of LSV and LSV Employee Group resulted in a net reduction of $37.1 million in the first nine months of 2010. This amount reflects the removal of the cash balances of LSV and LSV Employee Group at December 31, 2009 net of the partnership distribution payment of $21.2 million we received in the first quarter of 2010.

•

Purchases, sales and maturities of marketable securities. We had cash outflows of $29.1 million for the purchase of marketable securities in the first nine months of 2010 as compared to $318.4 million in the first nine months of 2009. Marketable securities purchased in 2010 primarily consisted of investments for the start-up of new investment products and additional GNMA securities to satisfy applicable regulatory requirements of SPTC. Marketable securities purchased in 2009 consisted of SIV securities acquired from SEI-sponsored money market funds. Sales and maturities of marketable securities, including principal prepayments received from our GNMA and SIV securities were $63.9 million in 2010 as compared to $23.1 million in 2009.

•

The capitalization of costs incurred in developing computer software. We will continue to fund the development of the Global Wealth Platform. Future releases of the platform are intended to expand the functionality and geographic reach of the platform. We capitalized $28.1 million of software development costs in the first nine months of 2010 as compared to $35.1 million in the first nine months of 2009. Amounts capitalized in 2010 and 2009 include costs for significant enhancements and upgrades to the platform.

•

Capital expenditures. Our capital expenditures in the first nine months of 2010 primarily include equipment for our data center operations. Capital expenditures in the first nine months of 2009 primarily include new computer-related equipment associated with our investment processing platforms.

Net cash used in financing activities includes:

•

Principal payments of our debt. We made principal payments of $113.0 million in the first nine months of 2010 to reduce the outstanding debt associated with our credit facility. Principal payments in the first nine months of 2009 consist of payments made by LSV Employee Group for amounts previously included in our debt. Due to the deconsolidation of LSV Employee Group in January 2010, we no longer include the principal payments of LSV Employee Group in cash flows from financing activities.

•

Borrowings on long-term debt. In the first nine months of 2009, we borrowed $254.0 million through our credit facility to finance our purchases of SIV securities from SEI-sponsored money market funds. There were no borrowings related to our credit facility in the first nine months of 2010.

•	Dividend payments. Cash dividends paid were $36.0 million or $.19 per share in the first nine months of 2010 and $30.6 million or $.16 per share in the first nine months of 2009.

•

The repurchase of our common stock. Our Board of Directors has authorized the repurchase of up to $1.728 billion worth of our common stock. Through October 31, 2010, we repurchased approximately 262.5 million shares of our common stock at a cost of $1.589 billion and had $139.0 million of authorization remaining for the purchase of our common stock under this program. We spent approximately $85.3 million during the first nine months of 2010 and $30.1 million during the first nine months of 2009 for the repurchase of our common stock. Currently, there is no expiration date for our common stock repurchase program.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law in July 2010 makes extensive changes to the laws regulating financial services firms. Among other things, this Act abolishes the Office of Thrift Supervision and transfers its functions to the other federal banking agencies. The legislation requires significant rule-making and mandates multiple studies, which could result in additional legislative or regulatory action. We are currently evaluating the impact the legislation will have on us and our subsidiaries and the products and services we provide to our clients.

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

(b)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Our Board of Directors has authorized the repurchase of up to $1.728 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended September 30, 2010 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – 31, 2010	350,000	$19.71	350,000	$71,792,000
August 1 – 31, 2010	828,000	18.84	828,000	56,192,000
September 1 – 30, 2010	811,000	19.86	811,000	40,092,000

Total	1,989,000	19.41	1,989,000

Item 6. Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date: November 4, 2010	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer