Form 10-K
period 2010-12-31
SEI INVESTMENTS CO
filed 2011-02-24
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Registrant's telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $3.0 billion based on the closing price of $20.36 as reported by NASDAQ on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the common stock of the registrant.

The number of shares outstanding of the registrant’s common stock, as of the close of business on January 31, 2011:

Common Stock, $.01 par value	186,114,605

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

1.	The definitive proxy statement relating to the registrant’s 2011 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

SEI Investments Company

Fiscal Year Ended December 31, 2010

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

Item 1. Business.

Overview

SEI (NASDAQ: SEIC) is a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth. As of December 31, 2010, through its subsidiaries and partnerships in which the company has a significant interest, SEI manages or administers $416.0 billion in mutual fund and pooled or separately managed assets, including $172.3 billion in assets under management and $243.7 billion in client assets under administration.

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

Help institutional investors manage retirement plans and operating capital. Retirement plan sponsors, not-for-profit organizations, and other institutional investors strive to meet their financial objectives while reducing business risk. We deliver customized investment management solutions, as part of a complete solution offering, that enable investors to make better decisions about their investments and to manage their assets more effectively.

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

Expand globally. Global markets are large and present significant opportunities for growth. We have evolved U.S. business models for the global wealth management marketplace, focusing on the needs of institutional investors, private banks, independent wealth advisers, investment advisors, and affluent individual investors.

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

Products and Services

Investment Processing

Investment processing solutions consist of application and business process outsourcing services, and transaction-based services. We deliver these solutions to providers of institutional and private client wealth management services, including banks, trust companies, independent wealth advisers, and other financial services firms. We also deliver these solutions, combined with our investment management programs, to investment advisory firms that provide wealth management services to their advisory clients.

Our investment processing solutions are enabled through two platforms, TRUST 3000® and the Global Wealth Platform. TRUST 3000® is a comprehensive trust accounting and investment system that provides securities processing and investment accounting for all types of domestic and global securities, and support for multiple account types, including personal trust, corporate trust, institutional trust, and non-trust investment accounts. The Global Wealth Platform, currently offered to private banks and independent wealth advisers located in the United Kingdom, is an investment accounting and securities processing system with capabilities that include global securities processing, trade-date and multi-currency accounting and reporting. The platform is designed around the client and portfolio management processes. This enables financial firms to institutionalize their client processes around an investor’s investment objectives, facilitating a transition to model-based portfolio management, providing an improved client experience, while minimizing the expense and risk associated with investment operations. The Global Wealth Platform also offers enhanced client experience capabilities and improved operating efficiencies. We have focused significant development efforts on building the necessary functionality of the Global Wealth Platform with the objective of servicing financial institutions and investment advisors in the United States within the next 12 to 18 months.

Revenues from investment processing services are earned as monthly fees from contracted services including software licenses, information processing, and investment operations. These revenues are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations, and are primarily earned based upon the type and number of investor accounts serviced. Investment processing revenues may also be earned as a percentage of the clients’ assets processed on the platforms. Professional services revenues are earned from contracted, project-oriented services related to client implementations, and are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations. Transaction-based revenues are earned from trade execution services and are recognized as Transaction-based and trade execution fees on the accompanying Consolidated Statements of Operations.

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

Investors in our investment programs typically follow a customized investment strategy, and invest in a globally diversified portfolio that consists of multiple classes and investment styles, constructed according to our disciplined investment process. Our investment process is based on five principles: asset allocation and appropriate diversification, both of which are important to investment performance; a portfolio design process that identifies the drivers of investment returns for each asset class; manager selection, where we act as a manager-of-managers, selecting style-specific managers from a global network of money managers; a portfolio construction process implemented through selected managers, and properly diversified among asset classes and drivers of investment returns; and risk management processes that monitor portfolios to ensure risk objectives are met.

As of December 31, 2010, we managed $112.2 billion in assets including: $90.5 billion invested in fixed-income and equity funds, or through separately managed account programs; $10.5 billion invested in liquidity or money market funds; and $11.2 billion invested in collective trust fund programs. An additional $60.1 billion in assets is managed by our affiliate LSV Asset Management (LSV).

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

As of December 31, 2010, we administered $243.7 billion in assets for traditional and alternative investment products, including mutual funds, and pooled or separately managed account assets administered for our clients.

Revenues from fund processing are primarily earned based upon a contractual percentage of net assets under administration. These revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.

Business Segments

Business segments are generally organized around our target markets. Financial information about each business segment is contained in Note 13 to the Consolidated Financial Statements. In January 2010, we deconsolidated the assets, liabilities and operations of LSV Asset Management in our financial statements. As a result, LSV is no longer considered a reportable business segment in 2010. Our business segments are:

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

Institutional Investors – provides investment management programs and administrative outsourcing solutions to retirement plan sponsors, hospitals, and not-for-profit organizations worldwide;

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

The percentage of consolidated revenues generated by each business segment for the last three years was:

	2010	2009	2008

Private Banks	38%	34%	33%
Investment Advisors	20%	16%	18%
Institutional Investors	23%	16%	16%
Investment Managers	18%	13%	11%
Investments in New Businesses	1%	1%	1%
LSV	N/A	20%	21%

	100%	100%	100%

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

Banks using our GWTS model outsource investment processing technology software and computer processing, but retain responsibility for investment operations, client administration, and investment management. Clients operate our GWTS solution remotely while fully supported by our data center using dedicated telecommunications networks. The GWTS model includes a dedicated relationship team that supports our client’s business. We assist our clients by strategically evaluating their systems and process needs as their businesses change.

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

Client contracts have initial terms that are generally three to seven years in length. At December 31, 2010, we had significant relationships with 114 banks and trust institutions in the United States, including trust departments of 11 of the 20 largest U.S. banks.

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

Our principal competitors in the investment processing business for this segment are: Temenos Group AG; Fidelity National Information Services, Inc. (formerly Metavante Corporation); SunGard Data Systems Inc.; State

Street Corporation; FiTECH LLC; Pershing LLC, a subsidiary of The Bank of New York Mellon Corporation and smaller technology firms. Many large financial institutions develop, operate and maintain proprietary investment and trust accounting systems. We also consider these “in-house” solutions to be a form of competition.

Our investment management programs for banks and distribution partners are offered worldwide. At December 31, 2010, there were approximately 320 investment management clients worldwide. We also had single-product relationships with approximately 90 additional banks and trust institutions. The principal competitors for this business are: Dimensional Fund Advisors; Federated Investors, Inc.; LPL Financial Corporation; Russell Investment Group, a subsidiary of The Northwestern Mutual Life Insurance Company; discretionary portfolio managers and various multi-manager investment programs offered by other firms. We also consider ”in-house” internal asset management capabilities to be a form of competition.

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

We continually enhance our offering to meet the emerging needs of our advisors and their end clients. For example, in 2010, we introduced the Advisor Portal which automates the interface between advisors and our back office operations.

Although we have agreements with over 5,800 financial advisors, our business is based primarily on approximately 1,100 clients who, at December 31, 2010, had at least $5.0 million each in customer assets invested in our mutual funds and separately managed accounts. Revenues are earned largely as a percentage of average assets under management.

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

Institutional Investors

The Institutional Investors segment offers investment management programs and administrative outsourcing solutions for retirement plan sponsors, hospitals, and not-for-profit organizations globally. Clients can outsource their entire investment management needs and the administration for defined benefit plans, defined contribution plans, endowments, foundations and other balance sheet assets, as well as the administration of endowment and foundation asset pools.

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

Fees are primarily earned as a percentage of average assets under management. At December 31, 2010, we had relationships with approximately 515 institutional investor clients. The principal competitors for this segment are Frank Russell Company, a subsidiary of The Northwestern Mutual Life Insurance Company, Northern Trust Corporation, and investment consultants.

Investment Managers

The Investment Manager Services segment provides comprehensive operations outsourcing solutions to investment managers globally. This array of back-, middle- and front-office investment processing services integrate best-in-class industry tools and technology to support a manager’s diverse business needs across multiple products and asset classes. Our clients are retail and institutional investment managers with global offerings that span the investment management industry. We offer managers support for traditional investment products such as mutual funds, collective investment trusts, exchange-traded funds, and institutional and separate accounts, by providing outsourcing services including accounting, administration, reconciliation, investor servicing and client reporting. We also provide comprehensive solutions to managers focused on alternative investments who manage hedge funds, funds of hedge funds, and private equity funds, across registered, partnership and separate account structures in the United States and overseas.

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

Contracts for our outsourcing and investment processing services generally have terms ranging from one to five years. Fees are primarily earned as a percentage of average assets under management and administration. At December 31, 2010, we had relationships with approximately 190 investment management companies and alternative investment managers. Our competitors for this segment include GlobeOp Financial Services, Citco, and State Street Bank and Trust Company.

Investments in New Businesses

The Investments in New Businesses segment represents other business ventures intended to expand our investment solutions to include ultra-high-net-worth families who reside in the United States. This segment also includes the costs associated with business development in the Middle East, through our Dubai office. The family wealth management solution offers flexible family-office type services through a highly personalized solution while utilizing the Manager-of-Managers investment process.

The principal competitors for the family wealth solution are diversified financial services providers focused on the ultra-high-net-worth market.

Research and Development

We are devoting significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms, and new investment products and services. We spent approximately $105.6 million in 2010, $103.9 million in 2009, and $117.5 million in 2008, of which we capitalized approximately $38.7 million in 2010, $43.9 million in 2009, and $56.2 million in 2008 relating to the development of new technology platforms. Total research and development expenditures as a percentage of revenues were 11.7 percent in 2010, 12.2 percent in 2009, and 11.9 percent in 2008. All percentages exclude the revenues of LSV.

The majority of our research and development spending is related to building our Global Wealth Platform (GWP). GWP combines business service processing with asset management and distribution services. The platform offers to our customers a client-centric, rather than an account-centric, process with model-based portfolio management services through a single platform. The platform utilizes our proprietary applications with those built by third-party providers, and integrates them into a single technology solution, providing a common user experience. This integration supports straight-through business processing and enables the transformation of our clients’ trust services from operational investment processing services to client value-added services.

The solution will serve U.K., European and U.S. markets. GWP provides the technology platform for the business solutions now being marketed to private banks and independent wealth adviser organizations in the United Kingdom. In U.S. markets, we believe the demand for the advanced capabilities of the new platform will enable us to market our services to global wealth managers and existing clients in the Private Banks segment and improve the services we offer in the Investment Advisors segment. It is our current expectation that GWP will be deployed in the United States within the next 12 to 18 months.

GWP will eventually be used at some level by all business segments. The front-end components will be used by us and by our clients to manage customer administration and portfolio management. The back-office components will streamline all investment-related activities and will eliminate manual processes and perform trade order execution and settlement activities.

Marketing and Sales

Our business solutions are directly marketed to potential clients in our target markets. We employ approximately 90 sales representatives who operate from offices located throughout the United States, Canada, the United Kingdom, continental Europe, South Africa, Asia and other locations.

Customers

In 2010, no single customer accounted for more than ten percent of revenues in any business segment.

Personnel

At January 31, 2011, we had approximately 2,240 full-time and 50 part-time employees. None of our employees is unionized. Management considers employee relations to be generally good.

Regulatory Considerations

Our principal, regulated wholly-owned subsidiaries are SEI Investments Distribution Co., or SIDCO, SEI Investments Management Corporation, or SIMC, SEI Private Trust Company, or SPTC, SEI Trust Company, or STC, and SEI Investments (Europe) Limited, or SIEL. SIDCO is a broker-dealer registered with the SEC under the Securities and Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, Inc. SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940. SPTC is a limited purpose federal thrift chartered and regulated by the United States Office of Thrift Supervision. STC is a Pennsylvania trust company, regulated by the Pennsylvania Department of Banking. SIEL is an investment manager and financial institution subject to regulation by the Financial Services Authority of the United Kingdom. In addition, various SEI subsidiaries are subject to the jurisdiction of regulatory authorities in Canada, the Republic of Ireland and other foreign countries. The Company has a minority ownership interest in LSV, which is also an investment advisor registered with the SEC.

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

The fees and assessments imposed on our regulated subsidiaries by federal, state and foreign regulatory authorities could have a significant impact on us. In the current regulatory environment, the frequency and scope of regulatory reform may lead to an increase in fees and assessments resulting in increased expense, or an increase or change in regulatory requirements which could affect our operations and business.

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

We serve as the investment advisor for many of the products offered through our investment management programs and utilize the services of investment sub-advisers to manage the majority of these assets. A failure in the performance of our due diligence processes and controls related to the supervision and oversight of these firms in detecting and addressing conflicts of interest, fraudulent activity, noncompliance with relevant securities and other laws could cause us to suffer financial loss, regulatory sanctions or damage to our reputation.

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

Our Company and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with or regulated by the Securities and Exchange Commission (SEC) as an investment advisor, a broker-dealer, a transfer agent, or an investment company, with federal or state banking authorities as a trust company, or with federal banking authorities as a savings association holding company. Our broker-dealer is also a member of the Financial Industry Regulatory Authority and is subject to its rules and oversight. In addition, some of our foreign subsidiaries are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom, the Republic of Ireland and Canada. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations, responding to and complying with recent regulatory activity affecting broker-dealers, investment advisors, investment companies and their service providers and financial institutions, and examination or other supervisory activities of our regulators or of the regulators of our clients, could have a significant impact on our operations or business.

We offer investment and banking products that also are subject to regulation by the federal and state securities and banking authorities, as well as foreign regulatory authorities, where applicable. Existing or future regulations that affect these products could lead to a reduction in sales of these products or an increase in the cost of providing these products.

The fees and assessments imposed on our regulated subsidiaries by federal, state and foreign regulatory authorities could have a significant impact on us. In the current regulatory environment, the frequency and scope of regulatory reform may lead to an increase in fees and assessments resulting in increased expense, or an increase or change in regulatory requirements which could affect our operations and business.

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

We are exposed to operational risks. Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, inefficiencies in our operational business units, business disruptions and inadequacies or breaches in our internal control processes. We operate different businesses in diverse markets and are reliant on the ability of our employees and systems to process large volumes of transactions often within short time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, we could suffer financial loss, regulatory sanctions or damage to our reputation. In order to mitigate and control operational risk, we continue to enhance policies and procedures that are designed to identify and manage operational risk.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Oaks, Pennsylvania and consists of nine buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompass approximately 486,000 square feet of office space and 34,000 square feet of data center space. We lease other offices which aggregate 58,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.

Item 3. Legal Proceedings.

One of the Company’s subsidiaries, SEI Investments Distribution Co. (SIDCO), has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC, which is a client of the Company. To date, the Complaints have been filed in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland, although the three complaints filed in the District of Maryland have been voluntarily dismissed by the plaintiffs. Two of them were subsequently re-filed in the Southern District of New York. Two of the complaints filed in the Southern District of New York have been voluntarily dismissed by plaintiffs. The first complaint was filed on August 5, 2009. The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust, ProShares Trust II; SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares ETFs that were distributed to authorized participants and ultimately shareholders. The Complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they supposedly failed adequately to describe the nature and risks of the investments. The Complaints allege that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. The Complaints seek unspecified compensatory and other damages, reasonable costs and other relief. The Complaints were consolidated, and an Amended Consolidated Class Action Complaint (Amended Complaint) was filed on September 24, 2010, which asserted the same claims and added a few individuals who alleged served as “Attorney-in-fact” as defendants. Defendants filed a Motion to Dismiss the Amended Complaint on November 15, 2010. On December 15, 2010, lead plaintiff informed the Court and defendants that he intends to file a second amended consolidated complaint. While the outcome of this litigation is uncertain given its early phase, the Company believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

The Company has been named in five lawsuits that were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SEI Private Trust Company (SPTC) as a defendant. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to the Company, and, in all five actions, the plaintiffs purport to bring a cause of action against the Company under the Louisiana Securities Act. The putative class action originally included a claim against the Company for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy. In addition, another group of plaintiffs have filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against the Company and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions in the lawsuits allege that the Company and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank. Two of the five actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases have been transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The Company and SPTC filed exceptions in the putative class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. The Company and SPTC filed an answer to the East Baton Rouge putative class action, and plaintiffs filed a motion for class certification. Class discovery has commenced, and a hearing on the motion for class certification is scheduled for March 2011. The response of the Company and SPTC to the petitions filed in the two non-class action cases remaining in East Baton Rouge is due in February 2011. While the outcome of this litigation is uncertain given its early phase, the Company and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

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

2010	High	Low	Dividends

First Quarter	$22.12	$16.77	$—
Second Quarter	24.41	19.93	.10
Third Quarter	22.14	17.35	—
Fourth Quarter	24.28	20.07	.10

2009	High	Low	Dividends

First Quarter	$16.25	$9.19	$—
Second Quarter	18.52	11.74	.08
Third Quarter	20.00	16.66	—
Fourth Quarter	20.36	17.18	.09

As of January 31, 2011, we estimate that we had approximately 430 shareholders of record.

For information on our equity compensation plans, refer to Note 8 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.

Comparison of Cumulative Total Return of Common Stock, Industry Index and Nasdaq Market Index:

Our Peer Group Index is comprised of two industry indexes related to asset management and software application firms generally weighted to correspond proportionately to our revenues earned from asset management and information processing services. Our provider, Morningstar, is discontinuing the industry indexes of their subsidiary, Hemscott Group Limited, that we previously used and our Peer Group Index going forward will be based on the appropriate proportions of the Morningstar Asset Management Index and the Morningstar Software – Application Index. In 2010, our revenues from Asset management, administration and distribution fees and Information processing and software servicing fees on the accompanying Consolidated Statements of Operations represented approximately 70 percent and 26 percent, respectively, of our total revenues.

The foregoing chart includes the new Peer Group Index (which is based on 70 percent of the Morningstar Asset Management Index and 30 percent of the Morningstar Software – Application Index, as well as, for comparison purposes, the Former Peer Group Index (which is based on 70 percent of the Hemscott Asset Management Index and 30 percent of the Hemscott Software - Application Index). The Morningstar indices used in calculating our Peer Group Index are published by Morningstar, Inc.

Issuer Purchases of Equity Securities:

Our Board of Directors has authorized the repurchase of up to $1.73 billion of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended December 31, 2010 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1 – 31, 2010	50,000	$22.24	50,000	$138,980,000
November 1 – 30, 2010	830,000	22.86	830,000	120,015,000
December 1 – 31, 2010	525,000	23.95	525,000	107,441,000

Total	1,405,000	$23.24	1,405,000

Item 6. Selected Financial Data.

(In thousands, except per-share data)

This table presents selected consolidated financial information for the five-year period ended December 31, 2010. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Year Ended December 31,	2010 (A)	2009	2008	2007	2006
Revenues	$900,835	$1,060,548	$1,247,919	$1,369,028	$1,175,749
Total expenses	683,302	696,841	751,570	775,053	677,298

Income from operations	217,533	363,707	496,349	593,975	498,451
Other income (expense)	152,248	(1,389)	(142,119)	(8,556)	7,267

Income before income taxes	369,781	362,318	354,230	585,419	505,718
Income taxes	136,461	89,886	86,703	151,182	123,218

Net income	233,320	272,432	267,527	434,237	382,500
Less: Net income attributable to the noncontrolling interest	(1,633)	(98,097)	(128,273)	(174,428)	(145,510)

Net income attributable to SEI Investments	231,687	174,335	139,254	259,809	236,990

Basic earnings per common share	$1.23	$0.91	$0.73	$1.32	$1.20
Shares used to calculate basic earnings per common share	188,468	190,821	192,057	196,120	197,364

Diluted earnings per common share	$1.22	$0.91	$0.71	$1.28	$1.17
Shares used to calculate diluted earnings per common share	190,321	191,783	195,233	202,231	203,266

Cash dividends declared per common share	$.20	$.17	$.16	$.14	$.12

Financial Position as of December 31,
Cash and cash equivalents	$496,292	$590,877	$416,643	$360,921	$286,948
Total assets	$1,377,223	$1,533,808	$1,341,715	$1,252,365	$1,079,705

Long-term debt (including current portion)	$95,000	$253,552	$31,532	$51,971	$80,638
SEI Investments Shareholders’ equity	$1,041,570	$909,723	$769,152	$756,383	$630,512

(A)	Beginning in 2010, we discontinued consolidating the accounts and operations of LSV and LSV Employee Group in our financial statements (See Note 2 to the Consolidated Financial Statements for information regarding LSV and LSV Employee Group).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except per-share data)

This discussion reviews and analyzes the consolidated financial condition at December 31, 2010 and 2009, the consolidated results of operations for the years ended December 31, 2010, 2009, and 2008, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this Annual Report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Overview

Consolidated Summary

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses, and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of December 31, 2010, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $416.0 billion in mutual fund and pooled or separately managed assets, including $172.3 billion in assets under management and $243.7 billion in client assets under administration. In January 2010, we deconsolidated the assets, liabilities and operations of LSV Asset Management in our financial statements. As a result, LSV is no longer considered a reportable business segment in 2010 (See “Deconsolidation of LSV and LSV Employee Group” later in this discussion).

Our Condensed Consolidated Statements of Operations for the years ended 2010, 2009 and 2008 were:

Year Ended December 31,	2010	2009	Percent Change	2008	Percent Change

Revenues	$900,835	$1,060,548	(15%)	$1,247,919	(15%)
Expenses	683,302	696,841	(2%)	751,570	(7%)

Income from operations	217,533	363,707	(40%)	496,349	(27%)

Net gain (loss) from investments	48,533	(4,926)	N/A	(158,018)	(97%)
Interest income, net of interest expense	4,848	3,537	37%	10,322	(66%)
Other (expense) income	(590)	0	N/A	5,577	N/A
Equity in earnings of unconsolidated affiliate	99,457	0	N/A	0	N/A

Income before income taxes	369,781	362,318	2%	354,230	2%
Income taxes	136,461	89,886	52%	86,703	4%

Net income	233,320	272,432	(14%)	267,527	2%

Less: Net income attributable to the noncontrolling interest	(1,633)	(98,097)	(98%)	(128,273)	(24%)

Net income attributable to SEI Investments Company	$231,687	$174,335	33%	$139,254	25%

Diluted earnings per common share	$1.22	$.91	34%	$.71	28%

Significant Items Impacting Our Financial Results in 2010

Revenues decreased $159.7 million, or 15 percent, to $900.8 million in 2010 compared to 2009. Net income attributable to SEI increased $57.4 million, or 33 percent, to $231.7 million and diluted earnings per share increased to $1.22 per share in 2010 compared to $0.91 per share in 2009. We believe the following items were significant to our business during 2010:

•

Revenues in 2010 reflect the impact of deconsolidating LSV. Excluding the revenues from LSV in 2009, our revenues increased $52.2 million, or six percent, in 2010. This increase was primarily due to higher average asset balances under management and administration from improved capital markets. Our assets under management and administration, excluding LSV, increased $16.7 billion, or five percent, to $356.0 billion at December 31, 2010 from $339.2 billion at December 31, 2009.

•

New business activity in our Institutional Investors and Investment Managers segments also contributed to increased revenues. New client asset funding, as well as asset funding from existing clients, for our retirement and not-for-profit solutions in our Institutional Investors segment and for our hedge fund solution in our Investment Managers segment positively impacted revenues during 2010.

•

Our revenues from Transaction-based and trade execution fees fell $14.8 million, or 27 percent. This decline was a result of lower trading volumes in the capital markets. Our direct costs related to trade execution fees also declined, resulting in minimal impact to our earnings.

•

Revenues from investment processing fees in our Private Banks segment were negatively affected by the loss of two large U.S. bank clients involved in mergers and acquisitions as well as lost clients and fee concessions for contract renewals with U.S. regional and community banks. An increase in recurring revenues from new U.K. clients partially offset the decline in revenues; however, profitability improvement from this new business was limited due to developmental and operational costs related to the support of the Global Wealth Platform, as well as increased personnel expenses such as stock-based compensation and sales compensation costs.

•

Our percentage ownership of LSV remained at approximately 42 percent. Our proportionate share in the earnings of LSV in 2010 was $99.5 million, as compared to $75.4 million in 2009, an increase of 32 percent. LSV’s revenues significantly increased because of market appreciation in the value of assets under management from existing clients. LSV’s assets under management were $60.1 billion at December 31, 2010, as compared to $52.5 billion at December 31, 2009, an increase of 14 percent.

•

We recognized $44.2 million in gains from structured investment vehicles (SIV) securities in 2010 as compared to $5.8 million in losses in 2009. Approximately $27.5 million of the gain in 2010 resulted from cash payments received from the SIV securities that had been previously written down. During 2010, we sold three of the SIV securities originally purchased from our money market funds in 2009. Realized gains from these sales were not significant. In January 2011, we sold the Stanfield Victoria notes for a minimal realized gain leaving the Gryphon notes as our last remaining SIV security held (See Notes 5 and 6 to the Consolidated Financial Statements).

•

Stock-based compensation costs in 2010 increased $12.3 million to $26.8 million as compared to $14.5 million in 2009. This increase was primarily due to the accelerated recognition of stock-based compensation expense from a change in our estimate of the attainment of performance vesting targets made during the year.

•

Compensation, benefits and other personnel costs increased $14.7 million in 2010 as compared to our costs in 2009 excluding LSV. This increase was due to increased salary and incentive compensation costs primarily from additions to our workforce.

•

We continued to invest in the development of the Global Wealth Platform and its operational infrastructure. During 2010, we capitalized $38.7 million for significant enhancements and new functionality for the platform, as compared to $43.9 million in 2009. Amortization expense related to the Global Wealth Platform was $22.5 million in 2010.

•

In 2010, we made principal payments of $138.0 million to reduce the outstanding balance of our credit facility. As of December 31, 2010, the outstanding balance of the credit facility was $95.0 million.

•	We continued our stock repurchase program during 2010 and purchased approximately 5,814,000 shares at an average price of approximately $20.81 per share for a total cost of $121.0 million.

•

Our effective tax rate in 2010 rose to 37.0 percent as compared 33.9 percent in 2009. Our tax rate in 2009 was favorably impacted by the recognition of certain tax benefits related to the conclusion of federal and state income tax audits.

Significant Items Impacting Our Financial Results in 2009

Revenues decreased $187.4 million, or 15 percent, to $1.06 billion in 2009 compared to 2008. Net income attributable to SEI increased $35.1 million, or 25 percent, to $174.3 million and diluted earnings per share increased to $0.91 per share in 2009 compared to $0.71 per share in 2008. We believe the following items were significant to our business during 2009:

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

•

Our earnings during 2009 and 2008 included losses of $5.8 million and $148.9 million, respectively, associated with SIV securities. In 2009, we purchased the remaining SIV securities from our money market funds and, as a result, all of our obligations to provide support to our funds were canceled.

•

We continued to invest in the Global Wealth Platform and its operational infrastructure. During 2009, we capitalized $43.9 million for significant enhancements and new functionality for the platform, as compared to $55.9 million in 2008.

•

We recognized an additional $15.4 million of amortization expense primarily in the Private Banks and Investment Advisors segments during the third and fourth quarters of 2009 due to a shortening in the useful life of previously capitalized software development costs for some components of the Global Wealth Platform. This change was due to the abandonment of these components upon a release of the platform which occurred in December 2009.

•

Our operating expenses during 2009 decreased across all of our business segments. A portion of these declines were due to lower direct costs related to reduced revenues. In addition, a significant portion of these declines resulted from initiatives to reduce discretionary expenses. Included in these actions were the elimination of non-strategic activities, process improvements and a reduction in our global workforce, which was undertaken during the first quarter of 2009. We incurred one-time termination costs associated with the workforce reduction of approximately $6.3 million during the first quarter of 2009.

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

Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in Item 1A “Risk Factors” of this Annual Report. The following items are, in our opinion, anticipated to occur in the next 12 to 18 months:

•

We will continue to invest in the Global Wealth Platform and its operational infrastructure because it is vital to our future growth strategy. We anticipate that capitalized development expenditures in 2011 will remain relatively consistent with those in 2010. We will continue to implement enhancements and upgrades to the platform through a series of releases. Our current developmental and operational efforts are primarily focused on expanding the functionality of the current version of the platform for existing private bank and wealth managers in the United Kingdom as well as building the necessary functionality in order to service financial institutions and investment advisors in the United States. We are also investing in automation aimed at enhancing our operational efficiency and scale. A significant portion of the costs for these efforts will not be capitalized and; therefore, our operational costs related to the platform are expected to increase, primarily impacting the operating margins of the Private Banks and Investment Advisors segments.

•

We expect our operating margin for the Private Banks segment in 2011 to also be pressured by the extended lead time required to fully realize recurring revenues from new Global Wealth Services clients serviced on the Global Wealth Platform. The revenue recognition time frame for new clients serviced on the platform will be longer than our prior implementations of investment processing clients supported by TRUST 3000® as the conversion process generally occurs over a longer period of time. Profitability gains for the Private Banks segment will also be pressured by the limited number of fully implemented clients serviced on the platform as we continue our efforts to improve the operational efficiency and scale of the Global Wealth Services solution.

•

During 2010, our stock-based compensation costs increased $12.3 million to $26.8 million because some option grants achieved their performance vesting targets sooner than was originally expected. This was due largely to increased asset-based revenues from improved capital market conditions and significant gains realized from our SIV securities. Based on our current estimates and assumptions, we expect our stock-based compensation costs in 2011 to be approximately $3.6 million per quarter.

Deconsolidation of LSV and LSV Employee Group

In January 2010, new accounting guidance pertaining to the consolidation of variable interest entities (VIE or VIEs) became effective. Under the new guidance, we are not considered to be the primary beneficiary of LSV Employee Group and discontinued consolidating the accounts of LSV and LSV Employee Group. Our interest in LSV is accounted for using the equity method because of our less than 50 percent ownership. Our interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheet and our proportionate share in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statement of Operations. The deconsolidation of LSV and LSV Employee Group had no effect on Net income attributable to SEI. Prior period financial statements are not reclassified for the new accounting guidance. See Note 2 to the Consolidated Financial Statements for more information pertaining to the deconsolidation of LSV and LSV Employee Group.

The following proforma Consolidated Statements of Operations presents the years ended 2010, 2009 and 2008 as if LSV and LSV Employee Group was deconsolidated on January 1, 2008. This proforma statement is being provided for informational and comparative purposes only and is not a restatement or reclassification of previously reported statements.

Year Ended December 31,	2010 Actual	2009 Proforma (Unaudited)	Percent Change	2008 Proforma (Unaudited)	Percent Change

Revenues	$900,835	$848,587	6%	$984,651	(14%)
Expenses	683,302	658,434	4%	714,758	(8%)

Income from operations	217,533	190,153	14%	269,893	(30%)

Net gain (loss) from investments	48,533	(4,926)	N/A	(158,018)	(97%)
Interest income, net of interest expense	4,848	5,013	(3%)	12,121	(59%)
Other (expense) income	(590)	0	N/A	5,577	N/A
Equity in earnings of unconsolidated affiliate	99,457	75,415	32%	98,971	(24%)

Income before income taxes	369,781	265,655	39%	228,544	16%
Income taxes	136,461	89,886	52%	86,703	4%

Net income	233,320	175,769	33%	141,841	24%

Less: Net income attributable to the noncontrolling interest	(1,633)	(1,434)	14%	(2,587)	(45%)

Net income attributable to SEI Investments Company	$231,687	$174,335	33%	$139,254	25%

Diluted earnings per common share	$1.22	$.91	34%	$.71	28%

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest. These assets are not included in our balance sheets because we do not own them.

Asset Balances
(In millions)	As of December 31,
	2010	2009	Percent Change	2008	Percent Change
Private Banks:
Equity and fixed-income programs	$13,512	$12,690	6%	$10,573	20%
Collective trust fund programs	626	1,067	(41%)	1,145	(7%)
Liquidity funds	5,120	6,035	(15%)	9,194	(34%)

Total assets under management	$19,258	$19,792	(3%)	$20,912	(5%)

Client proprietary assets under administration	10,672	11,213	(5%)	10,622	6%

Total assets	$29,930	$31,005	(3%)	$31,534	(2%)

Investment Advisors:
Equity and fixed-income programs	$27,680	$25,392	9%	$21,631	17%
Collective trust fund programs	1,820	2,423	(25%)	2,606	(7%)
Liquidity funds	1,641	1,929	(15%)	3,436	(44%)

Total assets under management	$31,141	$29,744	5%	$27,673	7%

Institutional Investors:
Equity and fixed-income programs	$48,699	$44,322	10%	$34,966	27%
Collective trust fund programs	623	684	(9%)	942	(27%)
Liquidity funds	3,382	3,370	0%	4,582	(26%)

Total assets under management	$52,704	$48,376	9%	$40,490	19%

Investment Managers:
Equity and fixed-income programs	$1	$4	(75%)	$8	(50%)
Collective trust fund programs	8,177	7,428	10%	5,974	24%
Liquidity funds	313	412	(24%)	869	(53%)

Total assets under management	$8,491	$7,844	8%	$6,851	14%

Client proprietary assets under administration	233,079	221,680	5%	234,628	(6%)

Total assets	$241,570	$229,524	5%	$241,479	(5%)

Investments in New Businesses:
Equity and fixed-income programs	$569	$520	9%	$519	0%
Liquidity funds	65	75	(13%)	153	(51%)

Total assets under management	$634	$595	7%	$672	(11%)

LSV:
Equity and fixed-income programs	$60,058	$52,488	14%	$37,714	39%

Consolidated:
Equity and fixed-income programs	$150,519	$135,416	11%	$105,411	28%
Collective trust fund programs	11,246	11,602	(3%)	10,667	9%
Liquidity funds	10,521	11,821	(11%)	18,234	(35%)

Total assets under management	$172,286	$158,839	8%	$134,312	18%

Client proprietary assets under administration	243,751	232,893	5%	245,250	(5%)

Total assets under management and administration	$416,037	$391,732	6%	$379,562	3%

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

Business Segments

Revenues, Expenses, and Operating Profit (Loss) for our business segments, excluding LSV, for the year ended 2010 compared to the year ended 2009, and for the year ended 2009 compared to the year ended 2008 are:

Year Ended December 31,	2010	2009	Percent Change	2008	Percent Change

Private Banks:
Revenues	$346,668	$361,273	(4%)	$408,500	(12%)
Expenses	310,633	309,300	0%	326,661	(5%)

Operating Profit	36,035	51,973	(31%)	81,839	(36%)
Operating Margin	10%	14%		20%

Investment Advisors:
Revenues	183,378	166,097	10%	223,164	(26%)
Expenses	110,388	109,418	1%	122,231	(10%)

Operating Profit	72,990	56,679	29%	100,933	(44%)
Operating Margin	40%	34%		45%

Institutional Investors:
Revenues	206,531	177,721	16%	198,154	(10%)
Expenses	106,934	99,924	7%	112,866	(11%)

Operating Profit	99,597	77,797	28%	85,288	(9%)
Operating Margin	48%	44%		43%

Investment Managers:
Revenues	160,159	139,004	15%	147,968	(6%)
Expenses	103,421	93,074	11%	101,078	(8%)

Operating Profit	56,738	45,930	24%	46,890	(2%)
Operating Margin	35%	33%		32%

Investments in New Businesses:
Revenues	4,099	4,492	(9%)	6,865	(35%)
Expenses	12,676	11,625	9%	15,795	(26%)

Operating Loss	(8,577)	(7,133)	20%	(8,930)	(20%)
Operating Margin	N/A	N/A		N/A

For additional information pertaining to our business segments, see Note 13 to the Consolidated Financial Statements.

Private Banks

Year Ended December 31,	2010	2009	Percent Change	2008	Percent Change

Revenues:
Investment processing and software servicing fees	$229,247	$230,214	0%	$225,994	2%
Asset management, administration & distribution fees	87,288	84,529	3%	129,466	(35%)
Transaction-based and trade execution fees	30,133	46,530	(35%)	53,040	(12%)

Total revenues	$346,668	$361,273	(4%)	$408,500	(12%)

Revenues decreased $14.6 million, or four percent, in 2010 compared to the prior year. Revenues during 2010 were primarily affected by:

•	Decreased trade execution fees due to lower trading volumes in the capital markets;

•

Decreased investment processing fees for our Global Wealth Technology Services solution; including non-recurring deconversion and contract buyout fees, due to the loss of two large U.S. bank clients involved in mergers and acquisitions;

•	Lower investment processing fees from both lost clients and fee concessions for contract renewals with U.S. regional and community banks for our Global Wealth Services solution; and

•	Lower fees from our liquidity products due to voluntary fee waivers; partially offset by

•

Increased investment processing fees for our Global Wealth Services solution, including non-recurring project fees, because of new United Kingdom wealth advisory firms implemented onto the Global Wealth Platform; and

•	Increased investment management fees from existing international clients due to higher assets under management from improved capital markets.

Revenues decreased $47.2 million, or 12 percent, in 2009 compared to the prior year. Revenues during 2009 were primarily affected by:

•

Decreased investment management fees from existing international clients due to lower average levels of assets under management from sharply declining capital markets in the fourth quarter 2008 and first quarter 2009;

•	Decreased investment management fees from negative cash flows, particularly from non-U.S. clients;

•	Decreased trade execution fees due to the absence during 2009 of the significant volatility in the capital markets that occurred primarily in the fourth quarter 2008; and

•	Decreased investment processing fees in our Global Wealth Services solution from existing U.S. clients; partially offset by

•	Increased non-recurring fees relating to mergers and acquisition activity among investment processing clients.

Operating margins were 10 percent in 2010 and 14 percent in 2009. Operating income decreased $15.9 million, or 31 percent, in 2010 compared to the prior year. Operating income in 2010 was primarily affected by:

•	The decrease in revenues;

•	Increased non-capitalized development costs as well as operating costs relating to the Global Wealth Platform;

•	Increased direct expenses associated with increased investment management fees from existing international clients;

•

An increase in stock-based compensation costs primarily due to the acceleration in recognition of stock-based compensation, net of the reversal of stock-based compensation costs, due to a change in management’s estimate of the attainment of certain performance vesting targets; and

•	Increased sales compensation expenses due to sales of new business; partially offset by

•	Decreased direct expenses associated with the decreased trade execution fees;

•	Additional amortization expense of $10.1 million in 2009 related to the shortening in useful life of certain components related to the Global Wealth Platform; and

•	Decreased one-time termination costs associated with the workforce reduction in first quarter 2009, net of one-time termination costs in first quarter 2010.

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

Investment Advisors

Revenues increased $17.3 million, or ten percent, in 2010 compared to the prior year. Revenues during 2010 were primarily affected by:

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

Operating margins were 40 percent in 2010 and 34 percent in 2009. Operating income increased $16.3 million, or 29 percent, in 2010 compared to the prior year. Operating income in 2010 was primarily affected by:

•	An increase in revenues;

•	Additional amortization expense of $3.7 million in 2009 related to the shortening in useful life of certain components related to the Global Wealth Platform; and

•	Decreased one-time termination costs associated with the workforce reduction in first quarter 2009; partially offset by

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

Operating margins were 34 percent in 2009 and 45 percent in 2008. Operating income decreased $44.3 million, or 44 percent, in 2009 compared to the prior year. Operating income in 2009 was primarily affected by:

•	The aforementioned decline in revenues; and

•	Additional amortization expense of $3.7 million related to the shortening in useful life of certain components related to the Global Wealth Platform; partially offset by

•	Decreased direct expenses associated with the lower investment management fees;

•	Decreased salary, travel and other personnel expenses; and

•	Decreased discretionary marketing and promotion expenses associated with cost containment measures.

Institutional Investors

Revenues increased $28.8 million, or 16 percent, in 2010 compared to the prior year. Revenues during 2010 were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by improved capital markets as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by

•	Client losses.

Revenues decreased $20.4 million, or ten percent, in 2009 compared to the prior year. Revenues during 2009 were primarily affected by:

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

Operating margins were 48 percent in 2010 and 44 percent in 2009. Operating income increased $21.8 million, or 28 percent, in 2010 compared to the prior year. Operating income during 2010 was primarily affected by:

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

•	An increase in personnel expenses; and

•	Increased direct expenses associated with higher investment management fees.

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

Investment Managers

Revenues increased $21.2 million, or 15 percent, in 2010 compared to the prior year. Revenues during 2010 were primarily affected by:

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

Operating margins were 35 percent in 2010 and 33 percent in 2009. Operating income increased $10.8 million, or 24 percent, in 2010 compared to the prior year. Operating income during 2010 was primarily affected by:

•	An increase in revenues; partially offset by

•

An increase in stock-based compensation costs primarily due to the acceleration in recognition of stock-based compensation, net of the reversal of stock-based compensation costs, due to a change in management’s estimate of the attainment of certain performance vesting targets;

•	An increase in personnel expenses; and

•	Increased technology and other investment spending for the development of new products and services.

Operating margins were 33 percent in 2009 and 32 percent in 2008. Operating income decreased $1.0 million, or two percent, in 2009 compared to the prior year. Operating income during 2009 was primarily affected by:

•	The aforementioned decline in revenues; partially offset by

•	Decreased salary, travel and other personnel expenses; and

•	Decreased discretionary consulting and outsourcing expenses associated with cost containment measures.

Other

Other Income and Expense Items

Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2010	2009	2008

Net gain (loss) from investments	$48,533	$(4,926)	$(158,018)
Interest and dividend income	6,326	7,281	13,740
Interest expense	(1,478)	(3,744)	(3,418)
Other (expense) income, net	(590)	0	5,577
Equity in earnings of unconsolidated affiliate	99,457	0	0

Total other income and expense items, net	$152,258	$(1,389)	$(142,119)

Net gain (loss) from investments

Net gain (loss) from investments consists of:

Year Ended December 31,	2010	2009	2008

Gains (losses) from SIV securities and Capital Support Agreements	$44,247	$(5,778)	$(158,182)
Net realized and unrealized gains from marketable securities	1,214	1,753	2,144
Other-than-temporary declines in market value	0	(901)	(1,961)
Other gains (losses)	3,072	0	(19)

Net gain (loss) from investments	$48,533	$(4,926)	$(158,018)

We entered into Capital Support Agreements in late 2007 with several of our money market funds in order to protect our clients and shareholders of the funds from the liquidity issues stemming from the subprime mortgage crisis. These funds held senior notes issued by structured investment vehicles (SIV or SIVs) which failed to make payments on their outstanding notes on the scheduled maturity dates. In 2008 and 2009, we purchased all of the SIV securities from our funds covered under the Capital Support Agreements for a total cash purchase price of $328.4 million. As a result of these purchases, the Capital Support Agreements with the funds were canceled. We record the SIV securities at fair value and recognize unrealized gains and losses of the securities in current earnings. These gains and losses from the purchases of the SIV securities, as well as the changes in our former obligations related to the Capital Support Agreements, are included in Gains (losses) from SIV securities and Capital Support Agreements in the preceding table.

We recognized a $3.1 million gain in 2010 due to the sale of our ownership interest in a small company that was involved in a merger. This gain is reflected in Other gains (losses) in the preceding table.

Interest and dividend income

Interest and dividend income is primarily based upon the amount of our cash balances and cash equivalents that are invested daily. The decreases in interest income in 2010 and 2009 compared to the prior years were due to declines in interest rates earned on our cash balances and lower yields earned from our cash equivalents.

Interest expense

Interest expense in 2010 and 2009 includes the interest charges and fees related to the borrowings under our credit facility. The decline in interest expense in 2010 was due to the deconsolidation of LSV Employee Group since our interest expense in 2009 also included the interest charges related to their borrowings. The increase in interest expense in 2009 as compared to 2008 was attributable to the aggregate borrowings of $254.0 million commencing in March 2009 through our credit facility to finance the purchases of SIV securities from our money market funds. We incurred interest expense of approximately $1.4 million and $1.9 million in 2010 and 2009, respectively, related to our borrowings under the credit facility. Interest expense for the debt associated with LSV Employee Group included in our interest expense was approximately $1.5 million and $2.3 million in 2009 and 2008, respectively.

Other (expense) income, net

Other (expense) income in 2008 relates to an adjustment for interest costs associated with borrowings in prior years at a time when various capital projects were underway. We incorrectly expensed all interest costs rather than capitalizing these costs as part of the cost basis of these capital projects (See Note 1 to the Consolidated Financial Statements).

Equity in earnings of unconsolidated affiliate

Equity in earnings of unconsolidated affiliate includes our less than 50 percent ownership in LSV. We deconsolidated the accounts and operations of LSV in January 2010. In 2009, LSV was a business segment and, therefore, our proportionate share in the earnings of LSV was included in the results of our business segments. Our total partnership interest in LSV remained at approximately 42 percent during 2010 and 2009. Our proportionate share in the earnings of LSV was $99.5 million in 2010 as compared to $75.4 million in 2009, an increase of 32 percent. The increase in 2010 was due to increased assets under management from existing clients because of improved capital markets. LSV’s assets under management increased $7.6 billion to $60.1 billion at December 31, 2010 as compared to $52.5 billion at December 31, 2009, an increase of 14 percent. In 2009, our proportionate share in the earnings of LSV decreased to $75.4 million from $98.5 million in 2008, a decrease of $23.1 million, or 23 percent. The decline in 2009 was due to decreased assets under management because of unfavorable capital market conditions. See Note 2 to the Consolidated Financial Statements for more information pertaining to the deconsolidation of LSV and LSV Employee Group.

Noncontrolling interest

Noncontrolling interest in 2009 primarily includes the amount owned by other partners of LSV and LSV Employee Group.

Income Taxes

Our effective tax rate was 37.0 percent in 2010, 33.9 percent in 2009, and 38.1 percent in 2008. The 2009 effective tax rate is lower than 2010 and 2008 due to the recognition of certain tax benefits related to the conclusion of federal and state income tax audits. Our effective tax rate for 2009 excluding the net reduction relating to tax uncertainties was 37.0 percent. The 2008 effective tax rate was higher due to state tax impact relating to the expense associated with the Capital Support Agreements.

Stock-Based Compensation

During 2010 and 2009, we recognized approximately $26.8 million and $14.5 million, respectively, in stock-based compensation expense, an increase of $12.3 million. This increase consisted of the following components:

Change in Stock-Based Compensation Expense

Stock-based compensation cost recognized in 2010 for grants made in December 2009 (1)	$14,647
Reversal of previously recognized stock-based compensation expense	(6,375)
Change in management’s estimate of expected vesting of stock options for grants that were outstanding at December 31, 2009 (2)	5,534
Stock-based compensation cost associated with options that vested in 2009	(1,097)
Other items	(429)

$12,280

(1)	Includes a change in management estimate of expected vesting of stock option grants of $6,129 during 2010.
(2)	Excludes options granted in December 2009.

For more information pertaining to stock-based compensation, see Note 8 to the Consolidated Financial Statements.

Fair Value Measurements

The fair value of our financial assets is determined in accordance with the fair value hierarchy. The fair value of most of our financial assets is determined using Level 1 or Level 2 inputs and consist mainly of investments in equity and fixed-income mutual funds that are quoted daily and Government National Mortgage Association securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial assets consist of SIV securities. We did not have any financial liabilities at December 31, 2010 or 2009. See Note 5 to the Consolidated Financial Statements for more information pertaining to the valuation of SIV securities.

The table below presents a reconciliation for all of our financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2009 to December 31, 2010:

	Trading Securities Issued by SIVs	Other Trading Securities	Capital Support Agreements

Balance, January 1, 2009	$5,713	$1,697	$(173,983)

Purchases, issuances and settlements, net	294,762	(1,536)	0
Transfer of Capital Support Agreement at purchase	(179,654)	0	179,654
Total gains (losses) (realized/unrealized):
Included in earnings	(107)	(161)	(5,671)
Included in other comprehensive income	0	0	0
Transfers in and out of Level 3	0	0	0

Balance, December 31, 2009	$120,714	$0	$0

Purchases, issuances and settlements, net	(64,316)	0	0
Total gains (losses) (realized/unrealized):
Included in earnings	44,247	0	0
Included in other comprehensive income	0	0	0
Transfers in and out of Level 3	0	0	0

Balance, December 31, 2010	$100,645	$0	$0

Liquidity and Capital Resources

Year Ended December 31,	2010	2009	2008

Net cash provided by operating activities	$229,326	$345,471	$284,728
Net cash used in investing activities	(41,475)	(338,912)	(86,299)
Net cash (used in) provided by financing activities	(282,436)	167,675	(142,707)

Net (decrease) increase in cash and cash equivalents	(94,585)	174,234	55,722

Cash and cash equivalents, beginning of year	590,877	416,643	360,921

Cash and cash equivalents, end of year	$496,292	$590,877	$416,643

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At December 31, 2010, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our five-year, $300.0 million credit facility. Our credit facility is an unsecured senior revolving line of credit with JPMorgan Chase Bank, N.A., individually and as agent, and a syndicate of other lenders. The credit facility is scheduled to expire in July 2012, at which time any aggregate principal amount of loans outstanding must be paid in full. During 2009, we borrowed $254.0 million through the credit facility to purchase SIV securities from SEI-sponsored money market funds. Through December 2010, we made principal payments of $159.0 million to reduce the outstanding balance of our credit facility. As of December 31, 2010, the outstanding balance of the credit facility was $95.0 million (See Note 7 to the Consolidated Financial Statements).

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

Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. As of January 31, 2011, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $335.0 million.

The availability of our credit facility is subject to the compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. Of all of the covenants, we believe the leverage ratio is the most restrictive. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). The amount of consolidated indebtedness according to the terms of the covenant include the outstanding debt of LSV Employee Group. We must maintain a ratio of consolidated indebtedness of not more than 1.75 times the amount of EBITDA at December 31, 2010 and at all times thereafter until the expiration of the agreement. As of December 31, 2010, our leverage ratio was 0.24 times EBITDA. We do not anticipate that this covenant or any covenant of the credit facility will restrict our ability to utilize the credit facility.

The decline in cash flows from operations of $116.1 million in 2010 compared to 2009 was primarily due to tax benefits received for net realized losses from SIV securities in 2009 which significantly reduced our tax payments in the prior year period.

We have long-term contractual agreements with banks, investment advisors, money managers and other financial institutions. These firms continue to meet the scheduled payment terms under these contracts. We have no reason to believe that any of our clients will be unable to satisfy current and future obligations. We believe our clients represent stable and well-respected firms that will continue to remain viable entities over the long-term. We do not have any significant collectibility issues regarding our receivables as of December 31, 2010 and we have not received any indications that we should anticipate significant collectibility issues regarding our receivables in the near term.

Net cash used in investing activities includes:

•

Purchases, sales and maturities of marketable securities. We had cash outflows of $39.1 million for the purchase of marketable securities in 2010 as compared to $322.5 million in 2009. Marketable securities purchased in 2010 primarily consisted of investments for the start-up of new investment products and additional GNMA securities to satisfy applicable regulatory requirements of SPTC. Marketable securities purchased in 2009 consist primarily of SIV securities acquired from SEI-sponsored money market funds. Sales and maturities of marketable securities, including principal prepayments received from our GNMA and SIV securities were $87.0 million in 2010 as compared to $52.8 million in 2009.

•

The capitalization of costs incurred in developing computer software. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality of the platform. We capitalized $38.7 million of software development costs in 2010 as compared to $43.9 million in 2009. Amounts capitalized in 2010 and 2009 include costs for significant enhancements and upgrades to the platform.

•

Capital expenditures. Our capital expenditures in 2010 primarily include equipment for our data center operations. Capital expenditures in 2009 primarily include new computer-related equipment associated with our investment processing platforms.

Net cash used in financing activities includes:

•

Borrowings on long-term debt. We borrowed $254.0 million in 2009 through our credit facility to finance our purchases of SIV securities from SEI-sponsored money market funds. There were no borrowings related to our credit facility in 2010.

•

Principal payments of our debt. We made principal payments of $138.0 million in 2010 and $21.0 million in 2009 to reduce the outstanding debt associated with our credit facility. Principal payments in 2009 include payments of $11.0 million made by LSV Employee Group for amounts previously included in our debt. Due to the deconsolidation of LSV Employee Group in January 2010, we no longer include the principal payments of LSV Employee Group in cash flows from financing activities.

•

Dividend payments. Cash dividends paid were $54.6 million or $.29 per share in 2010, $30.6 million or $.16 per share in 2009 and $28.9 million or $.15 per share in 2008. Our Board of Directors declared a cash dividend of $.10 per share on December 14, 2010. The dividend was paid on December 30, 2010 for $18.6 million. The increase in dividends paid in 2010 was due to the payment date of the December 2010 dividend occurring in the calendar year as compared to the payment date of the dividends declared in December 2009 and 2008 which occurred in January of the following year.

•

The repurchase of our common stock. Our Board of Directors has authorized the repurchase of up to $1.73 billion worth of our common stock. Through January 31, 2011, we repurchased approximately 264.1 million shares of our common stock at a cost of $1.6 billion and had $101.7 million of authorization remaining for the purchase of our common stock under this program. Currently, there is no expiration date for our common stock repurchase program. The following table lists information regarding repurchases of our common stock during 2010, 2009, and 2008:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost (in thousands)

2010	5,814,000	$20.81	$120,982
2009	3,198,000	16.92	54,114
2008	5,778,000	22.44	129,633

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

Contractual Obligations and Contingent Obligations

As of December 31, 2010, the Company is obligated to make payments in connection with its lines of credit, debt obligations, operating leases, maintenance contracts and other commitments in the amounts listed below. The Company has no unrecorded obligations other than the items noted in the following table:

	Total	2011	2012	2013 to 2014	2015 and Thereafter

Line of credit (a)	$96,363	$871	$95,492	$0	$0
Operating leases and maintenance agreements (b)	55,004	15,254	14,719	13,939	11,092
Other commitments (c)	767	767	0	0	0

Total	$152,134	$16,892	$110,211	$13,939	$11,092

(a)	Amounts include estimated interest expense and commitment fees for our credit facility. See Note 8 to the Consolidated Financial Statements.
(b)	See Note 11 to the Consolidated Financial Statements.
(c)	Amount includes the portion of uncertain tax liabilities classified as a current liability. The actual cash payment associated with these commitments may differ. See Note 12 to the Consolidated Financial Statements.

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

Revenue Recognition:

Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by us in advance of the performance of services is deferred and recognized as revenue when earned. Our principal sources of revenues are: (1) asset management, administration and distribution fees calculated as a percentage of the total average daily net assets under management or administration; (2) information processing and software servicing fees that are recurring in nature and earned based upon the number of trust accounts being serviced and non-recurring project fees that are earned based upon contractual agreements related to client implementations; and (3) transaction-based fees for providing trade-execution services. The majority of our revenues are based on contractual arrangements. Certain portions of our revenues require management’s consideration of the nature of the client relationship in determining whether to recognize as revenue the gross amount billed or net amount retained after payments are made to vendors for certain services related to the product or service offering.

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

The use of Level 3 inputs to determine the fair value of our financial assets requires considerable judgment by management. Our Level 3 financial assets consist of SIV securities we own. We did not have any financial liabilities at December 31, 2010 or 2009 (See Fair Value Measurements section earlier in this discussion).

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

We evaluate the carrying value of our capitalized software when circumstances indicate the carrying value may not be recoverable. The review of capitalized software for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. Our capitalized software was developed using mainstream technologies that are industry standards and are based on technology developed by multiple vendors that are significant industry leaders. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. In 2010, we determined that no events or change in circumstances had occurred that would indicate that our capitalized software development costs were impaired (See Note 1 to the Consolidated Financial Statements).

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

New Accounting Pronouncements

In February 2010, the FASB issued a final Accounting Standards Update that sets forth additional requirements and guidance regarding disclosures of fair value measurements. The new standard requires the gross presentation of activity within the Level 3 fair value measurement rollforward and details of transfers in and out of Level 1 and 2 fair value measurements. It also clarifies two existing disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. The new requirements and guidance are effective for interim and annual periods beginning in the first quarter 2010 except that the Level 3 rollforward is effective in the first quarter 2011. The adoption of the new requirements and guidance effective in the first quarter 2010 did not have a material impact on our consolidated financial statements. We do not expect the adoption of the guidance pertaining to the Level 3 rollforward to have a material impact on our consolidated financial statements.

See the discussion of New Accounting Pronouncements in Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk - Our exposure to changes in interest rates primarily relates to our investment portfolio and our costs of borrowing related to the outstanding debt associated with our credit facility. Our excess cash is principally invested in short-term, highly liquid financial instruments, mainly money market mutual funds, with a substantial portion of such investments having initial maturities of three months or less. The holdings in our investment portfolio most sensitive to interest rate risk include Government National Mortgage Association (GNMA) securities. With the exception of measures taken to support our SEI-sponsored money market mutual funds, we place our investments in financial instruments that meet high credit quality standards. While changes in interest rates could decrease our interest income or increase our interest expense, we do not believe that we have a material exposure to changes in interest rates. We do not undertake any specific actions to cover our exposure to interest rate risk and are not a party to any interest rate risk management transactions.

Item 8. Financial Statements and Supplementary Data.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of SEI Investments Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SEI Investments Company and its subsidiaries (“the Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 24, 2011

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

	December 31,	2010	2009

Assets	Current Assets:
	Cash and cash equivalents	$496,292	$590,877
	Restricted cash	4,000	20,000
	Receivables from regulated investment companies	29,282	28,134
	Receivables, net of allowance for doubtful accounts of $1,195 and $3,348 (Note 4)	136,490	184,317
	Deferred income taxes, net	1,387	2,283
	Other current assets	16,268	15,792

	Total Current Assets	683,719	841,403

	Property and Equipment, net of accumulated depreciation of $166,816 and $158,113 (Note 4)	140,568	146,053

	Capitalized Software, net of accumulated amortization of $90,947 and $67,894	294,332	278,656

	Investments Available for Sale (Note 6)	74,770	55,701

	Trading Securities (Note 6)	104,594	126,196

	Investment in Unconsolidated Affiliate (Note 2)	64,409	0

	Goodwill (Note 2)	0	22,842

	Intangible Assets, net of accumulated amortization of $31,182 (Note 2)	0	44,859

	Other Assets, net	14,831	18,098

	Total Assets	$1,377,223	$1,533,808

Consolidated Balance Sheets	SEI Investments Company
(In thousands, except par value)	and Subsidiaries

	December 31,	2010	2009

Liabilities and Shareholders’ Equity	Current Liabilities:

	Current portion of long-term debt	$0	$6,400
	Accounts payable	4,582	2,851
	Accrued liabilities (Note 4)	121,410	152,944
	Deferred revenue	1,608	860

	Total Current Liabilities	127,600	163,055

	Long-term Debt (Note 7)	95,000	247,152

	Deferred Income Taxes	92,253	86,257

	Other Long-term Liabilities (Note 12)	5,645	5,726

	Total Liabilities	320,498	502,190

	Commitments and Contingencies (Note 11)

	Equity:

	SEI Investments shareholders’ equity:
	Series Preferred stock, $.05 par value, 50 shares authorized; no shares issued and outstanding	0	0
	Common stock, $.01 par value, 750,000 shares authorized; 186,141 and 190,208 shares issued and outstanding	1,861	1,902
	Capital in excess of par value	565,393	522,080
	Retained earnings	471,159	384,483
	Accumulated other comprehensive income, net	3,157	1,258

	Total SEI Investments Shareholders’ Equity	1,041,570	909,723

	Noncontrolling interest	15,155	121,895

	Total Equity	1,056,725	1,031,618

	Total Liabilities and Equity	$1,377,223	$1,533,808

Consolidated Statements of Operations	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2010	2009	2008

Revenues:
Asset management, administration and distribution fees	$628,535	$773,186	$955,399
Information processing and software servicing fees	231,529	231,807	229,807
Transaction-based and trade execution fees	40,771	55,555	62,713

Total revenues	900,835	1,060,548	1,247,919

Expenses:
Subadvisory, distribution and other asset management costs	89,746	85,810	104,434
Brokerage commissions and royalties	52,609	61,735	67,538
Compensation, benefits and other personnel	269,165	274,675	293,860
Stock-based compensation	26,783	14,503	16,010
Consulting, outsourcing and professional fees	89,033	81,694	103,789
Data processing and computer related	41,064	45,403	44,602
Facilities, supplies and other costs	68,952	66,882	74,378
Amortization	24,048	44,608	24,927
Depreciation	21,902	21,531	22,032

Total expenses	683,302	696,841	751,570

Income from operations	217,533	363,707	496,349

Net gain (loss) from investments	48,533	(4,926)	(158,018)
Interest and dividend income	6,326	7,281	13,740
Interest expense	(1,478)	(3,744)	(3,418)
Other (expense) income, net	(590)	0	5,577
Equity in earnings of unconsolidated affiliate	99,457	0	0

Net income before income taxes	369,781	362,318	354,230

Income taxes	136,461	89,886	86,703

Net income	$233,320	$272,432	$267,527

Less: Net income attributable to the noncontrolling interest	(1,633)	(98,097)	(128,273)

Net income attributable to SEI Investments Company	$231,687	$174,335	$139,254

Basic earnings per common share	$1.23	$0.91	$0.73

Diluted earnings per common share	$1.22	$0.91	$0.71

Consolidated Statements of Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2010	2009	2008

Net income	$233,320	$272,432	$267,527

Other comprehensive gain (loss), net of tax:

Foreign currency translation adjustments	2,205	8,734	(18,961)

Unrealized holding gain (loss) on investments:

Unrealized holding gains (losses) during the period, net of income taxes of $(486), $(1,065) and $1,522	484	2,124	(2,484)

Less: reclassification adjustment for gains (losses) realized in net income, net of income taxes of $56, $(222) and $(107)	(105)	360	144

Total other comprehensive gain (loss), net of taxes	2,584	11,218	(21,301)

Comprehensive income	235,904	283,650	246,226

Less: Comprehensive income attributable to noncontrolling interest	(2,318)	(99,894)	(123,123)

Comprehensive income attributable to SEI Investments	$233,586	$183,756	$123,103

Consolidated Statements of Changes in Equity	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2010	2009	2008

Shares of Common Stock
Beginning balance	190,208	191,195	194,375
Purchase and retirement of common stock	(5,814)	(3,198)	(5,778)
Issuance of common stock under the employee stock purchase plan	114	156	144
Issuance of common stock upon exercise of stock options	1,633	2,055	2,454

Ending balance	186,141	190,208	191,195

Common Stock
Beginning balance	$1,902	$1,912	$1,944
Purchase and retirement of common stock	(58)	(32)	(58)
Issuance of common stock under the employee stock purchase plan	1	2	1
Issuance of common stock upon exercise of stock options	16	20	25

Ending balance	$1,861	$1,902	$1,912

Capital In Excess of Par Value
Beginning balance	$522,080	$485,721	$445,474
Purchase and retirement of common stock	(13,426)	(6,970)	(11,666)
Issuance of common stock under the employee stock purchase plan	1,902	2,035	2,830
Issuance of common stock upon exercise of stock options	26,177	21,607	25,601
Stock-based compensation	26,783	13,962	16,010
Tax benefit on stock options exercised	1,877	5,725	7,472

Ending balance	$565,393	$522,080	$485,721

Retained Earnings
Beginning balance	$384,483	$289,682	$298,975
Net income attributable to SEI Investments Company	231,687	174,335	139,254
Purchase and retirement of common stock	(107,498)	(47,112)	(117,911)
Dividends declared	(37,513)	(32,422)	(30,636)

Ending balance	$471,159	$384,483	$289,682

Accumulated Other Comprehensive Income (Loss)
Beginning balance	$1,258	$(8,163)	$7,988
Other comprehensive income (loss)	1,899	9,421	(16,151)

Ending balance	$3,157	$1,258	$(8,163)

Total SEI Investments Shareholders’ Equity	$1,041,570	$909,723	$769,152

Noncontrolling interest	$15,155	$121,895	$109,722

Total Equity	$1,056,725	$1,031,618	$878,874

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2010	2009	2008

Cash flows from operating activities:

Net income	$233,320	$272,432	$267,527

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	24,048	44,608	24,927
Depreciation	21,902	21,531	22,032
Equity in the earnings of unconsolidated affiliate	(99,457)	0	0
Distributions received from unconsolidated affiliate	72,060	0	0
Payments to partners of LSV	0	(87,337)	(144,399)
Stock-based compensation	26,783	14,503	16,010
Provision for losses on receivables	(1,004)	692	(376)
Deferred income tax expense (benefit)	6,461	67,265	(34,727)
Net realized (gains) losses from investments	(48,533)	178,007	7,196
Capitalized interest	0	0	(5,577)
Other-than-temporary declines in market value	0	901	1,961
Change in other long-term liabilities	(81)	1,659	(7,828)
Other	2,473	3,508	(25,210)
Change in current assets and liabilities:
Decrease (increase) in:
Restricted cash for broker-dealer operations	16,000	0	0
Receivables from regulated investment companies	(1,148)	230	9,834
Receivables	(11,032)	(3,885)	56,527
Other current assets	(1,101)	197	(1,422)
Increase (decrease) in:
Accounts payable	1,734	(9,457)	3,618
Capital Support Agreements	0	(173,983)	148,861
Payable to regulated investment companies	0	(97)	(504)
Accrued liabilities	(13,847)	15,367	(54,200)
Deferred revenue	748	(670)	478

Total adjustments	(3,994)	73,039	17,201

Net cash provided by operating activities	$229,326	$345,471	$284,728

Year Ended December 31,	2010	2009	2008

Cash flows from investing activities:

Reductions (additions) to restricted cash	$0	(6,000)	(3,750)
Additions to property and equipment	(13,611)	(19,272)	(26,326)
Additions to capitalized software	(38,729)	(43,944)	(51,976)
Purchases of marketable securities	(39,085)	(322,528)	(61,648)
Prepayments and maturities of marketable securities	58,174	32,002	33,779
Sales of marketable securities	28,859	20,830	26,924
Cash paid for purchase of joint venture	0	0	(3,302)
LSV and LSV Employee Group cash balances, net (A)	(37,083)	0	0

Net cash used in investing activities	(41,475)	(338,912)	(86,299)

Cash flows from financing activities:

Proceeds from borrowings on long-term debt	0	254,000	0
Payments on long-term debt	(138,000)	(31,980)	(20,439)
Purchase and retirement of common stock	(119,775)	(53,136)	(129,251)
Proceeds from issuance of common stock	28,096	23,664	28,457
Tax benefit on stock options exercised	1,877	5,725	7,472
Payment of dividends	(54,634)	(30,598)	(28,946)

Net cash (used in) provided by financing activities	(282,436)	167,675	(142,707)

Net (decrease) increase in cash and cash equivalents	(94,585)	174,234	55,722

Cash and cash equivalents, beginning of year	590,877	416,643	360,921

Cash and cash equivalents, end of year	$496,292	$590,877	$416,643

Interest paid	$1,488	$4,676	$3,629
Income taxes paid	$145,553	$9,052	$126,269

Non-cash financing activities
Dividends declared but not paid	$0	$17,121	$15,297

(A)	Cash balances, net of the partnership distribution payment received in January 2010, of LSV and LSV Employee Group at December 31, 2009 removed due to the deconsolidation of the accounts and operations of LSV and LSV Employee Group in January 2010 (See Note 2).

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except per-share data)	and Subsidiaries

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and entities in which it holds a controlling financial interest. The Company determines whether it has a controlling financial interest either by its decision-making ability through voting interests or by the extent of the Company’s participation in the economic risks and rewards of the entity through variable interests. The Company accounts for noncontrolling interests in consolidated entities for which the Company’s controlling financial interest is less than 100 percent. The Company’s principal subsidiaries are SEI Investments Distribution Co. (SIDCO), SEI Investments Management Corporation (SIMC), SEI Private Trust Company (SPTC), SEI Trust Company (STC), SEI Global Services, Inc. (SGSI) and SEI Investments (Europe) Limited (SIEL). All intercompany accounts and transactions have been eliminated.

In January 2010, new accounting guidance pertaining to the consolidation of VIEs became effective. Under the new guidance, the Company was not considered the primary beneficiary of LSV Employee Group. The Company, therefore, discontinued consolidating the accounts and operations of LSV Asset Management (LSV) and LSV Employee Group in its financial statements. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheet and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statement of Operations. The deconsolidation of LSV had no effect on Net income attributable to SEI. Prior period financial statements are not reclassified for the new accounting guidance.

Noncontrolling interest on the accompanying Consolidated Balance Sheets includes the interest of other shareholders in a joint venture of the Company in an asset management firm located in South Korea. At December 31, 2009, Noncontrolling interest also included the amount owned by other partners of LSV and LSV Employee Group.

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

Revenue Recognition

The Company’s principal sources of revenues are: (1) asset management, administration and distribution fees earned based upon a contractual percentage of net assets under management or administration; (2) information processing and software servicing fees that are either recurring and primarily earned based upon the number of trust accounts being serviced or non-recurring and based upon project-oriented contractual agreements related to client implementations; and (3) transaction-based fees for providing trade-execution services. The majority of the Company’s revenues are based on contractual arrangements. Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned. Reimbursements received for out-of-pocket expenses incurred are recorded as revenue. Certain portions of the Company’s revenues require management’s consideration of the nature of the client relationship in determining whether to recognize as revenue the gross amount billed or net amount retained after payments are made to suppliers for certain services related to the product or service offering.

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $383,946 and $438,690 at December 31, 2010 and 2009, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. Cash and cash equivalents at December 31, 2009 includes $57,061 from LSV (See Note 2).

Restricted Cash

Restricted cash at December 31, 2010 and 2009 includes $3,000 segregated for regulatory purposes related to trade-execution services conducted by SIEL. Restricted cash also includes $1,000 and $17,000 at December 31, 2010 and 2009, respectively, segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company’s Level 3 financial assets include SIV securities and any change in fair value for these securities is recognized in the current period.

The fair value of an asset or liability may include inputs from more than one level in the fair value hierarchy. The lowest level of significant inputs used to value the asset or liability determines which level the asset or liability is classified in its entirety.

See Note 5 for information on related disclosures regarding fair value measurements.

Capitalized Software

Costs incurred for the development of internal use software to be offered in a hosting arrangement is capitalized during the development stage of the software application. These costs include direct external and internal costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary and post-implementation stages of the software application are expensed as incurred. Costs associated with significant enhancements to a software application are capitalized while costs incurred to maintain existing software applications are expensed as incurred. The capitalization of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. Capitalized software development costs during these past several years relates to the further development of the Global Wealth Platform (GWP). GWP provides the technology platform underpinning many of our business solutions. The initial version of GWP was placed into service in July 2007. Further enhancements and upgrades will continue to occur through a series of releases that will eventually provide the full functionality of GWP servicing clients across multiple jurisdictions. As of December 31, 2010, the net book value of GWP was $268,647 (net of accumulated amortization of $62,152), including $24,248 of capitalized software development costs in-progress associated with future releases to GWP. The Company capitalized $38,729, $43,944, and $56,162 of software development costs during 2010, 2009, and 2008, respectively. The amount capitalized in 2008 includes $4,186, net of $382 in accumulated amortization, consisting of an out-of-period adjustment for interest costs on outstanding borrowings of the Company for the years 2002 through 2007.

Amortization of capitalized software development costs begins when the product is ready for its intended use. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily 3 to 15 years, with a weighted average remaining life of approximately 11.5 years. Amortization expense was $23,053, $35,894, and $16,980 in 2010, 2009, and 2008, respectively, and is included in Amortization expense on the accompanying Consolidated Statements of Operations. GWP has an estimated useful life of 15 years and a weighted average remaining life of 11.5 years. The Company abandoned certain components within GWP that were replaced in late 2009. The useful life of these components was shortened so that the remaining net book value of $15,502 was fully amortized commensurate with the new release. Amortization expense in 2009 on the Consolidated Statements of Operations includes $15,502 of accelerated amortization for these components.

The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. In 2010 and 2009, the Company determined that no events or change in circumstances had occurred that would indicate that capitalized software development costs were impaired. Therefore, the Company did not recognize any impairment charges for any of its capitalized software development costs in 2010 or 2009.

Goodwill and Other Intangible Asset

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

Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations in the periods in which they occur, and are immaterial for each of the years in the three year period ended December 31, 2010.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income attributable to SEI Investments common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to SEI Investments common shareholders by the combination of the weighted average number of common shares outstanding and the dilutive potential common shares, such as stock options, outstanding during the period. The calculations of basic and diluted earnings per share for 2010, 2009, and 2008 are:

	For the Year ended December 31, 2010
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount

Basic earnings per common share	$231,687	188,468	$1.23
Dilutive effect of stock options	0	1,853

Diluted earnings per common share	$231,687	190,321	$1.22

	For the Year ended December 31, 2009
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount

Basic earnings per common share	$174,335	190,821	$0.91
Dilutive effect of stock options	0	962

Diluted earnings per common share	$174,335	191,783	$0.91

	For the Year ended December 31, 2008
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount

Basic earnings per common share	$139,254	192,057	$0.73
Dilutive effect of stock options	0	3,176

Diluted earnings per common share	$139,254	195,233	$0.71

Employee stock options to purchase approximately 13,181,000, 22,997,000, and 13,654,000 shares of common stock, with an average exercise price per share of $23.79, $21.47, and $23.26, were outstanding during 2010, 2009, and 2008, respectively, but not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive (See Note 8).

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

Out of Period Adjustments

During the three month period ended December 31, 2008, the Company recorded an adjustment related to interest costs associated with borrowings in prior years when the Company was involved with various capital projects. Prior to that quarter, the Company incorrectly expensed all interest costs rather than capitalizing a portion of these costs as part of the cost basis of these capital projects. The Company did not have any interest costs in 2008 eligible for capitalization. The Company does not believe these prior period adjustments were quantitatively or qualitatively material to the financial results for any of its previously issued annual or interim financial statements through September 30, 2008. Had these errors been recorded in the proper periods, Net income would increase by $3,740 in 2007 and years prior. Retained earnings on January 1, 2006 would increase by $3,265. As a result, the Company did not restate any previously issued annual or interim financial statements. The net impact of the adjustments was an increase in Net income before taxes of $5,577 and an increase in Net income of $3,453 ($.02 diluted earnings per share) in the fourth quarter 2008. These non-cash adjustments were recognized in Other (expense) income on the accompanying Consolidated Statements of Operations and did not have any effect on any of the Company’s business segments.

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

Note 2 – LSV and LSV Employee Group

The Company has an investment in LSV, a general partnership and registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a number of SEI-sponsored mutual funds. The Company’s total partnership interest in LSV was approximately 42 percent during 2010 and 2009.

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

LSV Asset Management

At December 31, 2010, the Company’s total investment in LSV was $64,409. The investment in LSV exceeded the underlying equity in the net assets of LSV by $4,154, of which $3,062 is considered goodwill embedded in the investment. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV for $93,302, $73,518 and $123,086 in 2010, 2009 and 2008, respectively. The partnership distribution payment of $21,242 received in January 2010 is reflected in LSV and LSV Employee Group cash balances, net on the accompanying Consolidated Statement of Cash Flows.

These tables contain condensed financial information of LSV:

Condensed Statement of Operations Year ended December 31,	2010

Revenues	$273,381

Net income	$239,981

Condensed Balance Sheet December 31,	2010

Cash and cash equivalents	$64,464
Accounts receivable, net of allowance for doubtful accounts of $369	75,056
Prepaid expenses and other current assets	848
Non-current assets	4,159

Total assets	$144,527

Current liabilities	$11,199
Partners’ capital	133,328

Total liabilities and partners’ capital	$144,527

LSV Employee Group

At the time of LSV Employee Group’s purchase of an eight percent interest in LSV, it was determined that $72,220 of the purchase price related to identifiable intangible assets and $19,780 was goodwill. The identifiable intangible assets have an estimated useful life of ten years and were amortized on a straight-line basis. Goodwill of $19,780 and intangible assets of $43,332 (net of accumulated amortization of $28,888) are included in the Company’s Consolidated Balance Sheet at December 31, 2009 but were the assets of LSV Employee Group. These amounts were eliminated through

Noncontrolling interest. Amortization expense in 2009 and 2008 on the accompanying Consolidated Statement of Operations includes $7,222 pertaining to the amortization of the intangible assets, but was eliminated through Noncontrolling interest and had no impact on net income.

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from Bank of America, N.A. (Bank of America) and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan was $82,800. In January 2011, LSV Employee Group and Bank of America agreed to amend the Credit Agreement and extend the maturity date of the loan from January 2011 to July 2012. The Company’s obligations under the Guaranty Agreement remain in full force and effect with respect to the amended Credit Agreement. The principal amount and interest of the term loan are paid in quarterly installments. As of December 31, 2010, the remaining unpaid principal balance of the term loan was $10,091. This amount is not reflected, nor is it required to be reflected, in the Company’s Consolidated Balance Sheet at December 31, 2010. LSV Employee Group made principal payments of $10,461 during 2010. The deconsolidation of LSV Employee Group did not relinquish the Company’s obligation under the Guaranty Agreement. In the event of default by LSV Employee Group, the Company would still be obligated under the Guaranty Agreement to make any required payments to the lenders according to the term loan.

At December 31, 2009, prior to the deconsolidation of LSV Employee Group, the unpaid principal balance of the term loan was $20,552, of which $6,400 was classified as current and included in Current portion of long-term debt and the remaining $14,152 was included in Long-term debt on the accompanying Consolidated Balance Sheet.

Interest expense in 2009 and 2008 on the Consolidated Statement of Operations includes $1,510 and $2,285, respectively, in interest costs associated with the borrowings of LSV Employee Group which was eliminated through Noncontrolling interest and had no impact on net income.

In January 2011, LSV Employee Group made a principal payment of $2,511. As of January 31, 2011, the remaining unpaid principal balance of the term loan was $7,580. Due to the fact that LSV Employee Group has satisfied all payment requirements relating to the term loan, the Company, in its capacity as guarantor, currently has no obligation to make any payments under the Guaranty Agreement. Furthermore, the Company fully expects that LSV Employee Group will meet all of its future obligations regarding the term loan.

Proforma Financial Information (Unaudited)

The unaudited proforma financial information as of December 31, 2009 and for the years ended December 31, 2009 and 2008 presents the financial position and historical results of the Company as if the accounts and operations of LSV and LSV Employee Group had not been consolidated and LSV had been accounted for under the equity method. Net income attributable to SEI and diluted earnings per share were unchanged due to this transaction but are presented for the purpose of clarification.

Proforma Unaudited Condensed Balance Sheets December 31,	2009

Cash and cash equivalents	$532,552
Restricted cash	20,000
Receivables from regulated investment companies	28,134
Receivables, net	117,925
Other current assets	17,450

Total Current Assets	716,061

Property and Equipment, net	144,252
Capitalized software, net	278,656
Investments available for sale	55,671
Trading securities	126,196
Equity in unconsolidated affiliate	56,698
Other assets, net	18,023

Total Assets	$1,395,557

Current liabilities	148,014
Long-term debt	233,000
Deferred income taxes	86,257
Other long-term liabilities	5,726

Total SEI Investments Shareholders’ Equity	909,723
Noncontrolling interest	12,837

Total Equity	922,560

Total Liabilities and Equity	$1,395,557

Proforma Unaudited Condensed Statement of Operations Year ended December 31,	2009	2008

Revenues	$848,587	$984,651
Expenses	(658,434)	(714,758)

Income from operations	190,153	269,893

Other income (expense), net	87	(140,320)
Equity in the earnings of unconsolidated affiliate	75,415	98,971

Net income before income taxes	265,655	228,544
Income taxes	89,886	86,703

Net income	175,769	141,841

Less: Net income attributable to the noncontrolling interest	(1,434)	(2,587)

Net income attributable to SEI Investments	$174,335	$139,254

Diluted earnings per common share	$0.91	$0.71

Note 3 – Variable Interest Entities – Investment Products

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

Note 4 – Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	2010	2009
Trade receivables	$34,528	$40,499
Fees earned, not billed	93,506	144,325
Other receivables	9,651	2,841

	137,685	187,665

Less: Allowance for doubtful accounts	(1,195)	(3,348)

Receivables, net	$136,490	$184,317

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2010	2009

Buildings	$135,935	$131,376
Equipment	63,902	62,634
Land	9,890	9,719
Purchased software	74,720	70,035
Furniture and fixtures	18,566	19,817
Leasehold improvements	4,250	5,739
Construction in progress	121	4,846

	307,384	304,166

Less: Accumulated depreciation	(166,816)	(158,113)

Property and Equipment, net	$140,568	$146,053

Depreciation expense related to property and equipment for 2010, 2009, and 2008 was $21,902, $21,531, and $22,032, respectively.

Other Assets

Other assets consist of long-term prepaid expenses, deposits and various other assets. Amortization expense for certain other assets for 2010, 2009, and 2008 was $995, $1,055 and $340, respectively.

The Company recognized gains of $3,072 in 2010 due to the sale of its entire ownership interest in a small, private company that was involved in a merger. The Company’s investment in the firm had been accounted for under the cost basis. The gain is reflected in Net gain (loss) on investments on the accompanying Consolidated Statements of Operations.

Accrued Liabilities

Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2010	2009

Accrued employee compensation	$43,747	$41,897
Accrued employee benefits and other personnel	6,988	6,241
Accrued consulting, outsourcing and professional fees	16,390	16,123
Accrued brokerage fees	11,756	15,840
Accrued other brokerage and royalties	2,718	2,214
Accrued subadvisory and investment officer fees	8,935	8,458
Accrued other asset management fees	6,185	6,923
Accrued income taxes	2,077	20,561
Accrued dividend payable	0	17,121
Other accrued liabilities	22,614	17,566

Accrued liabilities	$121,410	$152,944

Note 5 – Fair Value Measurements

The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s financial assets, except for the fair value of senior notes issued by structured investment vehicles (SIVs), is determined using Level 1 or Level 2 inputs and consist mainly of investments in equity and fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) securities that are single issuer pools that are valued based on current market data for the specific issue owned or pools of similar GNMA securities. Level 3 financial assets consist of senior note obligations issued by SIVs. The Company did not have any Level 3 financial liabilities at December 31, 2010 or 2009. The Company provided support to two of its money market mutual funds that held SIV securities during 2009 and 2008 in the form of Capital Support Agreements; however, these agreements were terminated upon the Company’s purchase of the remaining SIV securities from the funds in 2009. The Capital Support Agreements were considered derivative securities, for which the fair value was determined using the same model to value the SIV securities. There were no transfers of financial assets between levels within the fair value hierarchy during 2010.

Valuation of SIV Securities

The underlying collateral of the SIV securities is mainly comprised of asset-backed securities and collateralized debt obligations. The Company received prices for all of its SIV securities from two independent third party firms. Given the lack of any reliable market data on the SIV securities, the firms utilized a valuation model that employs a net asset approach which considers the value of the underlying collateral of the SIV securities to determine the fair value of the SIV securities. Management evaluates the prices received from these firms and considers other information, such as the existence of any current market activity, to determine the fair value of the SIV securities. The underlying collateral is specifically identified by its CUSIP or ISIN number.

The valuation model maintained by the third party firm to value the SIV securities (except the Stanfield Victoria note) attempts to obtain price quotes for each security that comprises the underlying collateral of the SIV securities. Price quotes are primarily obtained from two pricing vendors that are independent entities of the firm that maintains the valuation model. Other pricing vendors may be used in limited situations when a security quote cannot be obtained from either of the two primary pricing vendors. The average of the two quotes received is used to value each security. A portion of the securities that comprise the underlying collateral of the SIV securities are not priced by the pricing vendors. For these securities that lack price quotes, the last price quote received will be adjusted by the weighted average percentage movement of securities held as collateral within the same sector classification or based upon the weighted average movement of all priced securities. For example, a residential mortgage-backed security that has not received a quote for an extended period of time will be adjusted by the weighted average percentage movement of all quoted residential mortgage-backed securities held as collateral by the SIV security. Additionally, the securities are aggregated by type or sector (i.e. home equity line of credit, sub-prime 1st liens, residential mortgage-backed securities, etc.) and the weighted average quote of all securities within a sector held by the SIV is compared with the range of quotes received for similar securities within the same sector from the trading desk of an affiliate of the third party firm that maintains the SIV valuation model. The weighted average quote of all securities within a sector held by the SIV must be within the range of quotes received from the trading desk within that same sector. If the weighted average quote for all securities within a sector held by the SIV is outside that range, the average quote received from the pricing vendors may be adjusted. In any event, the value assigned to each security held by the SIV will be the lower of (i) the average of the quotes received from the pricing vendors or (ii) the lowest quote received from the trading desk for a similar security.

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

The model used by the second independent valuation firm to determine the fair value of the Stanfield Victoria note also utilized a net asset approach that attempts to value the underlying collateral of the SIV securities through the use of industry accepted and proprietary valuation techniques and models. This approach combines advanced analytics with real-time market information that incorporate structural and fundamental analysis, collateral characteristics and recent market developments. Each security that makes up the underlying collateral is analyzed by using observable collateral characteristics and credit statistics in order to project future performance and expected cash flows for each individual security. The projected cash flows incorporate assumptions and expectations based upon the foregoing analysis of the collateral characteristics such as, but not limited to, default probabilities, recovery rates, prepayment speeds and loss severities. Expected future cash flows are discounted at an appropriate yield derived from the individual security, structural and collateral characteristics, trading levels and other available market data. Different modeling techniques and associated inputs and assumptions may be used to project future cash flows for each security depending upon the asset classification of that individual security (i.e. residential mortgage-backed security, commercial mortgage-backed security, collateralized debt obligations, etc.). The aggregate value of the discounted cash flows of the underlying collateral is compared to the total remaining par value of the collateral to determine the expected recovery price, or fair value, of the remaining note obligations.

Management may also consider, when available, price quotes from brokers and dealers. If a price quote is available, management will compare this number to the fair value derived from the valuation models of the two independent firms giving consideration to other market factors and risk premiums. Given the lack of any significant trading activity for any of the SIV securities owned by the Company, management believes that market prices for any SIV securities may not represent the implied fair value of the SIV securities owned by the Company.

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

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		At December 31, 2010
		Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity available-for-sale securities	$5,853	$5,853	$0	$0
Fixed-income available-for-sale securities	68,917	0	68,917	0
Trading securities issued by SIVs	100,645	0	0	100,645
Other trading securities	3,949	3,949	0	0

	$179,364	$9,802	$68,917	$100,645

		At December 31, 2009
		Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity available-for-sale securities	$3,511	$3,511	$0	$0
Fixed-income available-for-sale securities	52,190	0	52,190	0
Trading securities issued by SIVs	120,714	0	0	120,714
Other trading securities	5,482	5,482	0	0

	$181,897	$8,993	$52,190	$120,714

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2009 to December 31, 2010:

	Trading Securities Issued by SIVs	Other Trading Securities	Capital Support Agreements

Balance, January 1, 2009	$5,713	$1,697	$(173,983)

Purchases, issuances and settlements, net	294,762	(1,536)	0
Transfer of Capital Support Agreement at purchase	(179,654)	0	179,654
Total gains or (losses) (realized/unrealized):
Included in earnings	(107)	(161)	(5,671)
Included in other comprehensive income	0	0	0
Transfers in and out of Level 3	0	0	0

Balance, December 31, 2009	$120,714	$0	$0

Purchases, issuances and settlements, net	(64,316)	0	0
Total gains or (losses) (realized/unrealized):
Included in earnings	44,247	0	0
Included in other comprehensive income	0	0	0
Transfers in and out of Level 3	0	0	0

Balance, December 31, 2010	$100,645	$0	$0

Note 6 – Marketable Securities

Investments Available For Sale

Investments available for sale classified as non-current assets consist of:

	For the Year ended December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

SEI-sponsored mutual funds	$5,086	$279	$(14)	$5,351
Other mutual funds	443	59	0	502
Debt securities	67,118	1,799	0	68,917

	$72,647	$2,137	$(14)	$74,770

	For the Year Ended December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

SEI-sponsored mutual funds	$580	$0	$(40)	$540
Other mutual funds	3,111	0	(140)	2,971
Debt securities	50,696	1,494	0	52,190

	$54,387	$1,494	$(180)	$55,701

Net unrealized holding gains were $1,339 (net of income tax expense of $784) at December 31, 2010. Net unrealized holding gains were $960 (net of income tax expense of $354) at December 31, 2009. These unrealized gains and losses are reported as separate components of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

The Company recognized gross realized gains from available-for-sale securities of $184, $440 and $1,806 in 2010, 2009 and 2008, respectively. Gross realized losses in 2009 were $123. Gross realized losses in 2010 were minimal. There were no realized losses from available-for-sale securities in 2008.

The Company had investments in two SEI-sponsored mutual funds which primarily invest in fixed-income securities, including debt securities issued by municipalities and mortgage-backed securities. In 2008, management determined the decline in market value for these mutual funds was other-than-temporary and recorded an impairment charge of $1,961. In 2009, management determined that the further decline in market value for one of these mutual funds was other-than-temporary and, therefore, recorded another impairment charge for $901. The other-than-temporary impairment charges in 2009 and 2008 are included in Net gain (loss) on investments on the Consolidated Statements of Operations.

Derivatives held by the Company were in the form of equity contracts for the purpose of hedging market risk of certain available for sale securities and held only for the purpose of hedging such risk and not for speculation. The Company did not own any derivative financial instruments to hedge market risk of available for sale securities in 2010 or 2009. Net gain (loss) from investments on the accompanying Consolidated Statements of Operations includes net gains of $676 in 2008 from changes in the fair value of derivative instruments.

The Company’s debt securities are issued by the Government National Mortgage Association and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SPTC and have maturity dates which range from 2020 to 2040.

Trading Securities

Trading securities of the Company consist of:

	For the Year ended December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

SIV securities	$231,026	$0	$(130,381)	$100,645
LSV-sponsored mutual funds	2,049	1,900	0	3,949

	$233,075	$1,900	$(130,381)	$104,594

	For the Year ended December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

SIV securities	$309,796	$0	$(189,082)	$120,714
LSV-sponsored mutual funds	4,000	1,482	0	5,482

	$313,796	$1,482	$(189,082)	$126,196

The Company records all of its trading securities on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

Through December 31, 2010, the Company recognized $144,835 in cumulative losses from SIV securities. During 2010, the Company recognized gains from SIV securities of $44,247, of which $27,510 resulted from cash payments received from the SIV securities and $16,460 was from a net increase in fair value at December 31, 2010. In addition, the Company recognized a net gain of $277 from sales of three SIV securities during 2010. The cumulative loss recognized by the Company pertaining to these SIV securities sold in 2010 was $17,944. During 2009, the Company recognized losses of $5,778 from SIV securities and SIV-related issues. The net gains (losses) from the SIV securities and SIV-related issues are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

In January 2011, the Company sold the senior note obligation originally issued by Stanfield Victoria. There was no gain or loss recognized by the Company from the sale of the note as the fair value of the Stanfield Victoria note at December 31, 2010 was not different than the sale price received. Currently, the Company’s remaining SIV security consists of the senior note obligation issued by Gryphon.

The Company has an investment related to the startup of mutual funds sponsored by LSV. These are U.S. dollar denominated funds that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. During the three months ended June 30, 2010, the Company sold a portion of its investment in the LSV-sponsored funds. Additionally, the Company sold all of the equity and currency futures contracts originally purchased as part of an economic strategy to minimize exposure to price and currency risk related to the investment. The net gains recognized from the partial sale of the LSV-sponsored funds and the equity and futures contracts were minimal. As of December 31, 2010, the Company’s remaining investment in the LSV-sponsored funds had a cost value of $2,049 and a fair value of $3,949.

Note 7 – Lines of Credit:

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

In 2009, the Company borrowed $254,000 from the Credit Facility to finance the purchase of SIV securities from SEI-sponsored money market mutual funds (See Note 6). The Company made principal payments of $138,000 and $21,000 during 2010 and 2009, respectively. As of December 31, 2010, the outstanding balance of the Credit Facility was $95,000 and is included in Long-term debt on the accompanying Consolidated Balance Sheet. The Company was in compliance with all covenants of the Credit Facility during 2010.

As of December 31, 2010, the Company’s ability to borrow from the Credit Facility is not limited by any covenant of the agreement. In management’s opinion, the leverage ratio is the most restrictive of all of the covenants contained in the Credit Facility. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). According to the terms of the agreement, the Company must continue to include the outstanding debt of LSV Employee Group in the calculation of consolidated indebtedness. The Company must maintain at all times a ratio of consolidated indebtedness of not more than 1.75 times the amount of EBITDA. As of December 31, 2010, the Company’s leverage ratio was 0.24 times EBITDA.

The average rates applied to the Credit Facility during 2010 and 2009 were 0.77 percent and 1.05 percent, respectively. The Company incurred $1,478, $2,491, and $1,019 in interest charges and commitment fees relating to all lines of credit during 2010, 2009, and 2008, respectively, and is reflected in Interest expense on the accompanying Consolidated Statements of Operations.

The Company considers the book value of long-term debt related to the borrowings through the Credit Facility to be representative of its fair value.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during 2010.

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

The weighted average fair value of the Company’s stock options granted during 2010, 2009 and 2008 were $9.65, $7.24 and $7.35, respectively, using the following assumptions:

	2010	2009	2008

Expected term (in years)	7.45	7.49	7.28
Expected volatility	36.35%	37.44%	52.66%
Expected dividend yield	0.84%	1.02%	1.02%
Risk-free interest rate	3.01%	3.31%	2.27%

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2010, 2009 and 2008 as follows:

	2010	2009	2008

Stock-based compensation expense	$26,783	$14,503	$16,010
Less: Deferred tax benefit	(10,068)	(4,636)	(4,972)

Stock-based compensation expense, net of tax	$16,715	$9,867	$11,038

During 2010, the Company revised its estimates of when some vesting targets are expected to be achieved. These changes in management’s estimates resulted in an increase of $11,663 in stock-based compensation expense in 2010. Additionally, during the three months ended September 30, 2010, the Company reversed $6,375 of previously-recognized stock-based compensation costs pertaining to option grants which management does not expect to vest. Management does not expect to recognize any compensation cost associated with these option grants. As of December 31, 2010, these option grants have an unrecognized compensation cost of $27,460.

The Company reduced the amount of stock-based compensation expense recognized in 2009 and 2008 by $8,223 and $6,023 due to a change in management’s estimate of when certain vesting targets are expected to be achieved.

As of December 31, 2010, there was approximately $52,049 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that the Company expects will vest. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense

2011	$14,560
2012	14,427
2013	12,533
2014	5,550
2015	3,286
2016	1,693

$52,049

This table presents certain information relating to the Company’s stock option plans for 2010, 2009, and 2008:

	Number of Shares	Weighted Avg. Price

Balance as of December 31, 2007	27,767,000	$20.02
Granted	4,539,000	14.65
Exercised	(2,454,000)	10.44
Expired or canceled	(969,000)	22.92

Balance as of December 31, 2008	28,883,000	$19.90
Granted	4,222,000	17.66
Exercised	(2,055,000)	10.53
Expired or canceled	(2,086,000)	21.87

Balance as of December 31, 2009	28,964,000	$20.09
Granted	2,883,000	23.84
Exercised	(1,633,000)	16.04
Expired or canceled	(2,333,000)	23.68

Balance as of December 31, 2010	27,881,000	$20.42

Exercisable as of December 31, 2010	14,247,000	$17.58

Available for future grant as of December 31, 2010	6,741,000

As of December 31, 2009 and 2008, there were 11,801,000 and 13,245,000 shares exercisable, respectively. The expiration dates for options outstanding at December 31, 2010 range from May 29, 2011 to December 14, 2020 with a weighted average remaining contractual life of 6.1 years.

Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2010 and 2009 was $9,961 and $14,015, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2010 was $94,032 and $88,538, respectively. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of December 31, 2010 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2010 was $23.79 as reported by the Nasdaq Stock Market, LLC.

This table summarizes information relating to all options outstanding and exercisable at December 31, 2010:

	Options Outstanding at December 31, 2010			Options Exercisable at December 31, 2010
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)
$14.05 – 14.62	4,156,000	$14.62	7.99	2,081,000	$14.62	7.98
14.71 – 16.61	4,821,000	14.79	2.70	4,592,000	14.77	2.64
17.35 – 19.28	6,907,000	18.32	7.36	3,371,000	18.30	7.42
19.53 – 23.86	7,110,000	22.47	5.82	4,188,000	21.50	2.95
27.03 – 32.49	4,887,000	30.88	6.46	15,000	27.03	6.00

	27,881,000			14,247,000

As of December 31, 2010 and 2009, there was $141,438 and $139,561 available in the pool of windfall tax benefits.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,600,000 shares for issuance under this plan. At December 31, 2010, 11,364,000 cumulative shares have been issued. Costs incurred by the Company related to the employee stock purchase plan were immaterial in 2010, 2009 and 2008.

Common Stock Buyback

The Board of Directors has authorized the purchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1.728 billion. Through December 31, 2010, a total of 263,813,439 shares at an aggregate cost of $1.621 billion have been purchased and retired. The Company purchased 5,814,083 shares at a cost of $120,982 during 2010.

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

Cash Dividends

On May 25, 2010, the Board of Directors declared a cash dividend of $.10 per share on the Company’s common stock, which was paid on June 28, 2010, to shareholders of record on June 23, 2010. On December 14, 2010, the Board of Directors declared a cash dividend of $.10 per share on the Company’s common stock, which was paid on December 30, 2010, to shareholders of record on December 23, 2010.

The cash dividends declared in 2010, 2009, and 2008 were $37,513, $32,422, and $30,636, respectively. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.

Noncontrolling Interest

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Statements of Changes in Equity:

Year Ended December 31,	2010	2009	2008

Noncontrolling interest
Beginning balance	$121,895	$109,722	$138,151
Net income attributable to noncontrolling interest	1,633	98,097	128,273
Foreign currency translation adjustments	685	1,797	(5,150)
Deconsolidation of LSV	(65,522)	0	0
Deconsolidation of LSV Employee Group	(43,536)	0	0
Distributions to noncontrolling interests	0	(87,337)	(144,399)
Other	0	(384)	(7,153)

Ending balance	$15,155	$121,895	$109,722

Note 9 – Accumulated Comprehensive Income (Loss)

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

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) On Investments	Accumulated Other Comprehensive Income (Loss)
Total accumulated comprehensive income at January 1, 2008	$9,174	$816	$9,990

Less: Total accumulated comprehensive income attributable to noncontrolling interest at January 1, 2008	(2,002)	0	(2,002)

Total accumulated comprehensive income attributable to SEI Investments Company at January 1, 2008	$7,172	$816	$7,988

Total comprehensive loss	(18,961)	(2,340)	(21,301)

Less: Total comprehensive loss attributable to noncontrolling interest	5,150	0	5,150

Total comprehensive loss attributable to SEI Investments Company	$(13,811)	$(2,340)	$(16,151)

Total accumulated comprehensive loss at December 31, 2008	(9,787)	(1,524)	(11,311)

Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2008	3,148	0	3,148

Total accumulated comprehensive loss attributable to SEI Investments Company at December 31, 2008	$(6,639)	$(1,524)	$(8,163)

Total comprehensive income	8,734	2,484	11,218

Less: Total comprehensive income attributable to noncontrolling interest	(1,797)	0	(1,797)

Total comprehensive income attributable to SEI Investments Company	$6,937	$2,484	$9,421

Total accumulated comprehensive income (loss) at December 31, 2009	(1,053)	960	(93)

Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2009	1,351	0	1,351

Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2009	$298	$960	$1,258

Total comprehensive income	2,205	379	2,584

Less: Total comprehensive income attributable to noncontrolling interest	(685)	0	(685)

Total comprehensive income attributable to SEI Investments Company	$1,520	$379	$1,899

Total accumulated comprehensive income at December 31, 2010	1,152	1,339	2,491

Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2010	666	0	666

Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2010	$1,818	$1,339	$3,157

Note 10 - Employee Benefit Plan:

The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $4,496, $4,327, and $4,844 to the Plan in 2010, 2009, and 2008, respectively.

Note 11 - Commitments and Contingencies:

The Company leases certain of its facilities, data processing equipment, and software under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its data processing equipment. Rent expense was $17,210, $19,022, and $21,535 in 2010, 2009, and 2008, respectively.

The aggregate noncancellable minimum commitments at December 31, 2010, other than those related to the lines of credit, are:

2011	$15,254
2012	14,719
2013	10,278
2014	3,661
2015 and thereafter	11,092

$55,004

In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2010 and 2009 related to these indemnifications.

In the normal course of business, the Company is party to various claims and legal proceedings. One of the Company’s subsidiaries, SIDCO, has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC, which is a client of the Company. To date, the Complaints have been filed in the United States District Court for the Southern District of New York and in the United States District Court for the

District of Maryland, although the three complaints filed in the District of Maryland have been voluntarily dismissed by the plaintiffs. Two of them were subsequently re-filed in the Southern District of New York. Two of the complaints filed in the Southern District of New York have been voluntarily dismissed by plaintiffs. The first complaint was filed on August 5, 2009. The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust, ProShares Trust II; SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares ETFs that were distributed to authorized participants and ultimately shareholders. The Complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they supposedly failed adequately to describe the nature and risks of the investments. The Complaints allege that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. The Complaints seek unspecified compensatory and other damages, reasonable costs and other relief. The Complaints were consolidated, and an Amended Consolidated Class Action Complaint (Amended Complaint) was filed on September 24, 2010, which asserted the same claims and added a few individuals who alleged served as “Attorney-in-fact” as defendants. Defendants filed a Motion to Dismiss the Amended Complaint on November 15, 2010. On December 15, 2010, lead plaintiff informed the Court and defendants that he intends to file a second amended consolidated complaint. While the outcome of this litigation is uncertain given its early phase, the Company believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

The Company has been named in five lawsuits that were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to the Company, and, in all five actions, the plaintiffs purport to bring a cause of action against the Company under the Louisiana Securities Act. The putative class action originally included a claim against the Company for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy. In addition, another group of plaintiffs have filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against the Company and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions in the lawsuits allege that the Company and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank. Two of the five actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases have been transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The Company and SPTC filed exceptions in the putative class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. The Company and SPTC filed an answer to the East Baton Rouge putative class action, and plaintiffs filed a motion for class certification. Class discovery has commenced, and a hearing on the motion for class certification is scheduled for March 2011. The response of the Company and SPTC to the petitions filed in the two non-class action cases remaining in East Baton Rouge is due in February 2011. While the outcome of this litigation is uncertain given its early phase, the Company and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

Note 12 - Income Taxes:

The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2010	2009	2008

Current
Federal	$116,388	$16,012	$104,984
State	8,698	664	9,023
Foreign	3,365	5,412	6,440

	128,451	22,088	120,447

Deferred, including current deferred
Federal	6,085	61,443	(37,180)
State	1,509	5,822	2,453

	7,594	67,265	(34,727)

Income taxes attributable to the Noncontrolling interest (1)	416	533	983

Total income taxes	$136,461	$89,886	$86,703

(1)	There is no income tax provision for LSV due to its partnership structure.

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.

The components of Net income before income taxes are summarized as follows:

Year Ended December 31,	2010	2009	2008

Domestic	$360,937	$255,390	$340,991
Foreign	6,795	8,300	13,241

	$367,732	$263,690	$354,232

The effective income tax rate differs from the federal income tax statutory rate due to the following:

Year Ended December 31,	2010	2009	2008

Statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	2.0	1.5	3.3
Foreign tax expense and tax rate differential	0.4	1.1	0.7
Research and development tax credit	(0.5)	(0.8)	(1.3)
Valuation allowance on capital losses, PA loss carryforwards and other, net	0	0	(0.2)
Net reduction of uncertain tax positions(2)	0.2	(2.7)	0
Other, net	(0.1)	(0.2)	0.6

	37.0%	33.9%	38.1%

(2)	For 2010, 0.14 percent relates to federal issues and the remaining balance 0.06 percent relates to state tax issues. For 2009, 2.0 percent relates to research and development tax credit settled with the Internal Revenue Service (IRS), 0.5 percent relates to federal issues settled with the IRS and the remaining 0.2 percent relates to state tax issues.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $58,178 at December 31, 2010. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation, including the availability, or lack thereof, of foreign tax credits to reduce a portion of the U.S. liability.

Deferred income taxes for 2010, 2009, and 2008 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items comprising the deferred income tax provision are:

Year Ended December 31,	2010	2009	2008

Difference in financial reporting and income tax depreciation methods	$1,381	$(86)	$2,792
Reserves not currently deductible	774	394	2,800
Reserves for Capital Support Agreements and basis difference in SIV securities	4,822	60,491	(49,792)
Capitalized software currently deductible for tax purposes, net of amortization	5,734	2,876	12,220
State deferred income taxes	1,519	2,394	1,595
Revenue and expense recognized in different periods for financial reporting and income tax purposes	(562)	(122)	1,599
Stock-based compensation expense	(7,457)	(4,386)	(4,567)
Uncertain tax positions	(106)	2,861	(297)
Other, net	1,489	2,843	(1,077)

	$7,594	$67,265	$(34,727)

The net deferred income tax liability is comprised of:

Year Ended December 31,	2010	2009

Current deferred income taxes:
Gross assets	$1,388	$2,333
Gross liabilities	(1)	(50)

	1,387	2,283
Valuation allowance	0	0

	1,387	2,283

Long-term deferred income taxes:
Gross assets	59,892	50,810
Gross liabilities	(143,137)	(130,850)

	(83,245)	(80,040)
Valuation allowance	(9,008)	(6,217)

	(92,253)	(86,257)

Net deferred income tax liability	$(90,866)	$(83,974)

The valuation allowances against deferred tax assets at December 31, 2010 and 2009 are related to state net operating losses from certain domestic subsidiaries. Certain state tax statutes significantly limit the utilization of net operating losses for domestic subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries. As of December 31, 2010, the Company fully utilized its capital loss carryforward in the amount of $4,256.

The tax effect of significant temporary differences representing deferred tax liabilities is:

Year Ended December 31,	2010	2009

Difference in financial reporting and income tax depreciation methods	$(11,402)	$(10,879)
Reserves not currently deductible	472	905
Capitalized software currently deductible for tax purposes, net of amortization	(132,030)	(123,693)
State deferred income taxes	5,337	4,565
Revenue and expense recognized in different periods for financial reporting and income tax purposes	3,015	2,300
Unrealized holding loss (gain) on investments	(5,292)	(338)
Stock-based compensation expense	40,096	31,052
State net operating loss carryforward	16,634	15,518
Valuation allowance on deferred tax assets	(9,008)	(6,217)
Federal benefit of state tax deduction for uncertain tax positions	1,542	1,518
Capital loss, net of valuation allowance	0	1,527
Other, net	(230)	(232)

Net deferred income tax liability	$(90,866)	$(83,974)

The Company recognizes tax liabilities in accordance with the applicable accounting guidance and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different than from our current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, not including interest and penalties, as of December 31, 2010 was $5,723, of which $4,870 would affect the effective tax rate if the Company were to recognize the tax benefit. The gross amount of uncertain tax liability of $767 which is expected to be paid within one year is included in Current liabilities while the remaining amount of $5,645 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheets. During the year ended December 31, 2010, the Company recognized $432 of previously unrecognized tax benefits relating to the lapse of the statute of limitation for certain state filings.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2010	2009	2008

Balance as of January 1	$4,989	$13,453	$13,329

Tax positions related to current year:
Gross additions	1,372	1,905	1,288
Gross reductions	0	0	0

	1,372	1,905	1,288

Tax positions related to prior years:
Gross additions	0	0	468
Gross reductions	(104)	0	(273)

	(104)	0	195

Settlements	(102)	(9,888)	0
Lapses on statute of limitations	(432)	(481)	(1,359)

Balance as of December 31	$5,723	$4,989	$13,453

The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits.

The Company classifies all interest and penalties as income tax expense. The Company has recorded $690, $864 and $2,337 in liabilities for tax related interest and penalties in 2010, 2009, and 2008, respectively.

The Company estimates it will recognize $499 of unrecognized tax benefits within the next twelve months due to lapses on the statute of limitation.

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

Note 13 - Business Segment Information:

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

Institutional Investors – provides investment management programs and administrative outsourcing solutions to retirement plan sponsors, hospitals, and not-for-profit organizations worldwide;

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

In 2010 and 2009, no single customer accounted for more than ten percent of revenues in any business segment.

The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2010, 2009, and 2008:

2010	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total

Revenues	$346,668	$183,378	$206,531	$160,159	$4,099	$900,835
Expenses	310,633	110,388	106,934	103,421	12,676	644,052

Operating profit (loss)	$36,035	$72,990	$99,597	$56,738	$(8,577)	$256,783

Profit margin	10%	40%	48%	35%	N/A	29%

2009	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total

Revenues	$361,273	$166,097	$177,721	$139,004	$4,492	$211,961	$1,060,548
Expenses (1)	309,300	109,418	99,924	93,074	11,625	136,580	759,921

Operating profit (loss)	$51,973	$56,679	$77,797	$45,930	$(7,133)	$75,381	$300,627

Profit margin	14%	34%	44%	33%	N/A	36%	28%

2008	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total

Revenues	$408,500	$223,164	$198,154	$147,968	$6,865	$263,268	$1,247,919
Expenses (1)	326,661	122,231	112,866	101,078	15,795	164,783	843,414

Operating profit (loss)	$81,839	$100,933	$85,288	$46,890	$(8,930)	$98,485	$404,505

Profit margin	20%	45%	43%	32%	N/A	37%	32%

(1)	For the years ended December 31, 2009 and 2008, LSV includes $105,471 and $135,251, respectively, of noncontrolling interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008 is as follows:

Year Ended December 31,	2010	2009	2008

Total operating profit from segments above	$256,783	$300,627	$404,505

Corporate overhead expenses	(40,715)	(36,529)	(38,955)
Noncontrolling interest reflected in segments	1,465	106,905	138,079
LSV Employee Group expenses (2)	0	(7,296)	(7,280)

Income from operations	$217,533	$363,707	$496,349

(2)	Includes $7,222 in 2009 and 2008 of amortization expense related to intangible assets.

The following tables provide additional information for the years ended December 31, 2010, 2009, and 2008 pertaining to our business segments:

Year Ended December 31,	Capital Expenditures			Depreciation
	2010	2009	2008	2010	2009	2008

Private Banks	$32,982	$39,364	$48,467	$15,704	$15,415	$15,088
Investment Advisors	11,691	13,607	17,005	2,384	2,286	2,609
Institutional Investors	2,601	2,665	4,434	1,170	1,108	1,251
Investment Managers	3,659	4,306	5,467	1,891	1,580	1,805
Investments in New Businesses	608	831	1,166	148	176	253
LSV	0	1,358	156	0	395	382

Total from business segments	$51,541	$62,131	$76,695	$21,297	$20,960	$21,388

LSV Employee Group	0	0	0	0	0	0
Corporate Overhead (A)	799	1,085	7,184	605	571	644

	$52,340	$63,216	$83,879	$21,902	$21,531	$22,032

(A)	Includes an Out of period adjustment related to capitalized interest for $5,777 in 2008 (See Note 1).

	Amortization
Year Ended December 31,	2010	2009	2008

Private Banks	$15,100	$24,058	$11,324
Investment Advisors	5,467	8,550	3,985
Institutional Investors	1,213	927	406
Investment Managers	820	688	359
Investments in New Businesses	477	1,897	1,140
LSV	0	436	437

Total from business segments	$23,077	$36,556	$17,651

LSV Employee Group	0	7,280	7,001
Corporate Overhead	971	772	275

	$24,048	$44,608	$24,927

	Total Assets
	2010	2009

Private Banks	$460,261	$428,367
Investment Advisors	113,111	108,426
Institutional Investors	72,867	68,101
Investment Managers	96,378	102,682
Investments in New Businesses	6,801	9,669
LSV	0	127,152

Total from business segments	$749,418	$844,397

LSV Employee Group	0	63,117
Corporate Overhead (3)	627,805	626,294

	$1,377,223	$1,533,808

(3)	Unallocated assets primarily consist of cash and cash equivalents, marketable securities, and certain other shared services assets.

The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2010	2009	2008

United States	$767,068	$950,891	$1,103,727
International operations	133,767	109,657	144,192

	$900,835	$1,060,548	$1,247,919

The following table presents assets based on their location:

	2010	2009

United States	$1,193,775	$1,380,038
International operations	183,448	153,770

	$1,377,223	$1,533,808

Note 14 - Related Party Transactions:

The Company, either by itself or through its wholly-owned subsidiaries, is a party to Investment Advisory and Administration Agreements with regulated investment companies (RICs) and other investment products which are administered by the Company. These investment products are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, the Company receives a fee for providing investment advisory, administrative, and accounting services. The investment advisory and administration fee is a fixed percentage, referred to as basis points, of the average daily net assets, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $354,341, $334,084, and $425,136, in 2010, 2009, and 2008, respectively. The Company is also a party to various agreements with several RICs which are advised and/or administered by the Company. The Company receives a fee for providing shareholder, administrative and distribution services pursuant to the provisions of various shareholder service, administrative service, and distribution plans adopted by the RICs. These fees totaled $36,007, $33,008, and $50,689 in 2010, 2009, and 2008, respectively. A portion of the transaction costs incurred by the RICs for securities transactions are directed to the Company’s broker-dealer subsidiary in its capacity as an introducing broker-dealer.

The Company recognized $4,875, $4,300, and $2,891 in commissions during 2010, 2009, and 2008, respectively.

Note 15 - Quarterly Financial Data (Unaudited):

	For the Three Months Ended
2010	March 31	June 30	Sept. 30	Dec. 31

Revenues	$221,535	$228,388	$219,513	$231,399
Income before income taxes	$96,127	$86,442	$91,032	$96,180
Net income attributable to SEI	$59,420	$53,478	$56,389	$62,400
Basic earnings per share	$.31	$.28	$.30	$.33
Diluted earnings per share	$.31	$.28	$.30	$.33

Effective income tax rate	37.9%	37.8%	37.8%	37.0%

Total SIV-related gains	$17,349	$3,913	$8,728	$14,257
Diluted earnings per share (1)	$.06	$.01	$.03	$.05

(1)	Attributable to SIV-related gains.

	For the Three Months Ended
2009	March 31	June 30	Sept. 30	Dec. 31

Revenues	$248,611	$252,009	$275,933	$283,995
Income before income taxes	$59,992	$88,339	$111,782	$102,205
Net income attributable to SEI	$34,200	$41,571	$52,727	$45,837
Basic earnings per share	$.18	$.22	$.28	$.24
Diluted earnings per share	$.18	$.22	$.27	$.24

Effective income tax rate	20.5%	36.8%	37.0%	35.7%

Total SIV-related gains (losses)	$(14,442)	$(2,260)	$14,912	$(3,989)
Diluted earnings per share (2)	$(.05)	$(.01)	$.05	$(.01)

(2)	Attributable to SIV-related gains (losses).

Our effective tax rate in the first quarter of 2009 was favorably impacted by the recognition of certain tax benefits related to the conclusion of federal and state income tax audits.

SEI INVESTMENTS COMPANY AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year

Allowance for doubtful accounts:

2010	$3,348	$0	$0	$(2,153)	$1,195
2009	2,656	692	0	0	3,348
2008	3,032	0	0	(376)	2,656

Deferred income tax valuation allowance:

2010	$6,217	$1,443	$1,348	$0	$9,008
2009	13,897	(32)	0	(7,648)	6,217
2008	13,315	0	6,821	(6,239)	13,897

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALFRED P. WEST, JR., 68, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.

KEVIN P. BARR, 45, has been an employee of the Company since May 2000. Mr. Barr has been an Executive Vice President since May 2008.

KATHY C. HEILIG, 52, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999. Ms. Heilig was Treasurer from May 1997 to May 2005.

N. JEFFREY KLAUDER, 58, has been Executive Vice President and General Counsel of the Company since August 2004. Prior to August 2004, Mr. Klauder was a partner of Morgan Lewis & Bockius, LLP, a law firm.

EDWARD D. LOUGHLIN, 60, has been an employee of the Company since September 1979. Mr. Loughlin has been an Executive Vice President since May 1993 and a Senior Vice President since January 1988.

DENNIS J. MCGONIGLE, 50, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and a Senior Vice President since May 1995.

STEPHEN G. MEYER, 46, has been an employee of the Company since November 1992. Mr. Meyer has been an Executive Vice President since December 2006 and a Senior Vice President since December 2005.

JOSEPH P. UJOBAI, 49, has been an employee of the Company since May 1998. Mr. Ujobai has been an Executive Vice President since May 2003 and a Senior Vice President since January 2001.

WAYNE M. WITHROW, 55, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and a Senior Vice President since January 1994. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.

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

The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2010. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	27,880,590	$20.42	6,741,275
Equity compensation plans not approved by security holders	0	0	0

Total	27,880,590	$20.42	6,741,275

(1)	Consists of: (i) the 2007 Equity Compensation Plan, and (ii) the Amended and Restated 1998 Equity Compensation Plan.

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

As of December 31, 2010, options to acquire 13,258,725 shares were outstanding under the 2007 Plan, out of a total of 20,000,000 shares of common stock reserved for issuance under the 2007 Plan. A total of 6,741,275 shares of common stock remain available for issuance under the 2007 Plan for future grants.

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

As of December 31, 2010, options to acquire 14,621,865 shares were outstanding under the 1998 Plan, out of a total of 40,444,000 shares of common stock reserved for issuance under the 1998 Plan.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2010 and 2009
Consolidated Statements of Operations — For the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Changes in Equity — For the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows — For the years ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements
Schedule II — Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2010, 2009, and 2008

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

SEI INVESTMENTS COMPANY

Date	February 24, 2011	By	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date	February 24, 2011	By	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Chairman of the Board,
Chief Executive Officer,
and Director

Date	February 24, 2011	By	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date	February 24, 2011	By	/s/ Richard B. Lieb
Richard B. Lieb
Director

Date	February 24, 2011	By	/s/ William M. Doran
William M. Doran
Director

Date	February 24, 2011	By	/s/ Henry H. Porter, Jr.
Henry H. Porter, Jr.
Director

Date	February 24, 2011	By	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date	February 24, 2011	By	/s/ Sarah W. Blumenstein
Sarah W. Blumenstein
Director

EXHIBIT INDEX

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1	Articles of Incorporation of the Registrant as amended on January 21, 1983. (Incorporated by reference to exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982.)

3.1.2	Amendment to Articles of Incorporation of the Registrant, dated May 21, 1992. (Incorporated by reference to exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

3.1.3	Amendment to Articles of Incorporation of the Registrant, dated May 26, 1994. (Incorporated by reference to exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

3.1.4	Amendment to Articles of Incorporation of the Registrant, dated November 21, 1996. (Incorporated by reference to exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

3.1.5	Amendment to Articles of Incorporation of the Registrant, dated February 14, 2001. (Incorporated by reference to exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

3.2	Amended and Restated By-Laws. (Incorporated by reference to exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated January 6, 2009.)

3.2.1*	Amendment of Section 3.02 of the Amended and Restated Bylaws.

4.1	Rights Agreement dated January 6, 2009. (Incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 6, 2009.)

4.2	Statement with Respect to Shares of a Domestic Corporation amending the designations of Series A Junior Participating Preferred Shares as a series of the Series Preferred Stock of the Company, dated January 6, 2009. (Incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 6, 2009.)

Note: Exhibits 10.4 through 10.11 constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Registrant participate.

10.4	1998 Equity Compensation Plan, Amended and Restated as of April 8, 2003. (Incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-111224) filed December 16, 2003.)

10.4.1	Amendment 2006-1 to the 1998 Equity Compensation Plan, Amended and Restated as of April 8, 2003. (Incorporated by reference to exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.5	Employee Stock Purchase Plan as Amended and Restated on May 20, 2008. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 20, 2008.)

10.6	SEI Capital Accumulation Plan. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-41343) filed December 2, 1997.)

10.9	Employment Agreement, dated June 25, 2004, between N. Jeffrey Klauder and the Registrant. (Incorporated by reference to exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.10	2007 Equity Compensation Plan. (Incorporated by reference to exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated April 11, 2007.)

10.21	Guaranty and Collateral Agreement, dated as of January 24, 2006 by and among SEI Investments Company, LSV Employee Group, LLC, the Grantors party thereto and LaSalle Bank National Association as Administrative Agent (including the underlying Credit Agreement dated as of January 24, 2006 by and among LSV Employee Group, LLC, LSV Asset Management, the Lenders party thereto and LaSalle Bank National Association as Administrative Agent to which the Guaranty and Collateral Agreement relates). (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2006.)

10.21.1	Third Amendment to Credit Agreement dated as of January 18, 2011 by and among LSV Employee Group, LLC, LSV Asset Management, and Bank of America, N.A. (Incorporated by reference to exhibit 10.21.1 to the Registrant’s Current Report on Form 8-K dated January 18, 2011.)

10.22	Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.22.1	First Amendment, dated June 15, 2005 to Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.22.2	Second Amendment, dated February 20, 2006 to Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.23	$200,000 Credit Agreement, dated July 25, 2007, among SEI Investments Company, the Lenders Party thereto, JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, Bank of America, N.A., Manufacturers and Traders Trust Company and PNC Bank, National Association. (Incorporated by reference to exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated July 24, 2007.)

10.23.1	First Amendment, dated November 7, 2007, to $200,000 Credit Agreement, dated July 25, 2007. (Incorporated by reference to exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.)

10.23.2	Second Amendment, dated March 19, 2008, to $200,000 Credit Agreement, dated July 25, 2007. (Incorporated by reference to exhibit 10.23.2 to the Registrant’s Current Report on Form 8-K dated March 19, 2008.)

10.23.3	Third Amendment, dated November 5, 2008, to $200,000 Credit Agreement, dated July 25, 2007. (Incorporated by reference to exhibit 10.23.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.)

10.23.4	Fourth Amendment, dated November 26, 2008, to $200,000 Credit Agreement, dated July 25, 2007. (Incorporated by reference to exhibit 10.23.4 to the Registrant’s Current Report on Form 8-K dated November 26, 2008.)

14	Code of Ethics for Senior Financial Officers. (Incorporated by reference to exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

21*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm relating to the financial statements of LSV Asset Management.

31.1*	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2*	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.

99	Financial Statements of LSV Asset Management dated December 31, 2005 and 2004. (Incorporated by reference to exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

99.1*	Financial Statements of LSV Asset Management dated December 31, 2010 and 2009.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.