Form 10-Q
period 2011-03-31
SEI INVESTMENTS CO
filed 2011-05-05
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No X

The number of shares outstanding of the registrant’s common stock as of April 30, 2011 was 185,210,227.

(Cover page 1 of 1)

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	March 31, 2011	December 31, 2010
Assets

Current Assets:

Cash and cash equivalents	$498,039	$496,292
Restricted cash	4,000	4,000
Receivables from regulated investment companies	28,458	29,282
Receivables, net of allowance for doubtful accounts of $959 and $1,195 (Note 4)	133,728	136,490
Deferred income taxes	1,035	1,387
Securities owned (Note 6)	20,009	0
Other current assets	17,478	16,268

Total Current Assets	702,747	683,719

Property and Equipment, net of accumulated depreciation and amortization of $172,494 and $166,816 (Note 4)	142,333	140,568

Capitalized Software, net of accumulated amortization of $96,928 and $90,947	299,006	294,332

Investments Available for Sale (Note 6)	74,836	74,770

Trading Securities (Note 6)	73,548	104,594

Investment in Unconsolidated Affiliate (Note 2)	69,237	64,409

Other Assets, net	16,328	14,831

Total Assets	$1,378,035	$1,377,223

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	March 31, 2011	December 31, 2010
Liabilities and Equity

Current Liabilities:

Accounts payable	$2,741	$4,582
Accrued liabilities (Note 4)	121,239	121,410
Deferred revenue	1,086	1,608

Total Current Liabilities	125,066	127,600

Long-term Debt (Note 7)	60,000	95,000

Deferred Income Taxes	94,074	92,253

Other Long-term Liabilities (Note 11)	5,939	5,645

Total Liabilities	285,079	320,498

Commitments and Contingencies (Note 12)

Equity:

SEI Investments shareholders’ equity:

Common stock, $.01 par value, 750,000 shares authorized; 185,059 and 186,141 shares issued and outstanding	1,851	1,861
Capital in excess of par value	576,280	565,393
Retained earnings	493,646	471,159
Accumulated other comprehensive income, net	5,292	3,157

Total SEI Investments shareholders’ equity	1,077,069	1,041,570

Noncontrolling interest	15,887	15,155

Total Equity	1,092,956	1,056,725

Total Liabilities and Equity	$1,378,035	$1,377,223

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Asset management, administration and distribution fees	$167,504	$152,938
Information processing and software servicing fees	55,824	58,626
Transaction-based and trade execution fees	9,165	9,971

Total revenues	232,493	221,535

Expenses:
Subadvisory, distribution and other asset management costs	26,296	25,583
Software royalties and other information processing costs	7,017	6,074
Brokerage commissions	6,581	7,425
Compensation, benefits and other personnel	71,025	67,216
Stock-based compensation	3,732	6,657
Consulting, outsourcing and professional fees	25,998	20,707
Data processing and computer related	11,303	9,928
Facilities, supplies and other costs	14,102	13,494
Amortization	6,231	5,900
Depreciation	5,611	5,206

Total expenses	177,896	168,190

Income from operations	54,597	53,345

Net gain from investments	7,278	17,479
Interest and dividend income	1,544	1,700
Interest expense	(204)	(471)
Equity in earnings of unconsolidated affiliate	28,949	24,074

Net income before income taxes	92,164	96,127
Income taxes	34,124	36,269

Net income	58,040	59,858

Less: Net income attributable to the noncontrolling interest	(312)	(438)

Net income attributable to SEI Investments Company	$57,728	$59,420

Basic earnings per common share	$.31	$.31

Diluted earnings per common share	$.31	$.31

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended March 31,
		2011		2010

Net income		58,040		$59,858

Other comprehensive income, net of tax:

Foreign currency translation adjustments		2,828		777

Unrealized holding (loss) gain on investments:

Unrealized holding losses during the period, net of income tax expense of $112 and $345	(170)		0

Less: reclassification adjustment for (gains) losses realized in net income, net of income tax (expense) benefit of $60 and $15	(103)	(273)	27	27

Total other comprehensive income, net of tax		2,555		804

Comprehensive income		$60,595		$60,662

Comprehensive income attributable to the noncontrolling interest		(732)		(931)

Comprehensive income attributable to SEI Investments Company		$59,863		$59,731

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$58,040	$59,858
Adjustments to reconcile net income to net cash provided by operating activities	296	(41,758)

Net cash provided by operating activities	58,336	18,100

Cash flows from investing activities:
Additions to restricted cash	0	(2,000)
Additions to property and equipment	(7,368)	(4,541)
Additions to capitalized software	(10,655)	(8,407)
Purchase of marketable securities	(27,307)	(13,987)
Prepayments and maturities of marketable securities	10,140	12,740
Sale of marketable securities	36,812	5,869
Sale of other investments	4,905	0
LSV and LSV Employee Group cash balances, net (A)	0	(37,083)

Net cash provided by (used in) investing activities	6,527	(47,409)

Cash flows from financing activities:
Payments on long-term debt	(35,000)	(33,000)
Purchase and retirement of common stock	(39,501)	(17,313)
Proceeds from issuance of common stock	10,594	6,072
Tax benefit on stock options exercised	791	455
Payment of dividends	0	(17,121)

Net cash used in financing activities	(63,116)	(60,907)

Net increase (decrease) in cash and cash equivalents	1,747	(90,216)

Cash and cash equivalents, beginning of period	496,292	590,877

Cash and cash equivalents, end of period	$498,039	$500,661

(A)	Cash balances, net of the partnership distribution payment received in the three months ended March 31, 2010, of LSV and LSV Employee Group at December 31, 2009 removed due to the deconsolidation of the accounts and operations of LSV and LSV Employee Group in January 2010.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(all figures are in thousands except per share data)

Note 1.	Summary of Significant Accounting Policies

Nature of Operations

SEI Investments Company (the Company), a Pennsylvania corporation, provides investment processing, fund processing, and investment management business outsourcing solutions to corporations, financial institutions, financial advisors, and ultra-high-net-worth families in the United States, Canada, the United Kingdom, continental Europe, and other various locations throughout the world. Investment processing solutions utilize the Company’s proprietary software systems to track investment activities in multiple types of investment accounts, including personal trust, corporate trust, institutional trust, and non-trust investment accounts, thereby allowing banks and trust companies to outsource trust and investment related activities. Revenues from investment processing solutions are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations, except for fees earned associated with trade execution services.

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three month periods ended March 31, 2011 and 2010. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Except as disclosed herein, there have been no significant changes in significant accounting policies during the three months ended March 31, 2011 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents includes $384,337 and $383,946 at March 31, 2011 and December 31, 2010, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.

Restricted Cash

Restricted cash includes $3,000 at March 31, 2011 and December 31, 2010 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $1,000 at March 31, 2011 and December 31, 2010 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.

Capitalized Software

The Company capitalized $10,655 and $8,407 of software development costs during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 11.2 years. Amortization expense related to capitalized software was $5,981 and $5,651 during the three months ended March 31, 2011 and 2010, respectively.

Software development costs capitalized during the three months ended March 31, 2011 and 2010 relates to the continued development of the Global Wealth Platform (GWP). As of March 31, 2011, the net book value of GWP was $284,775 (net of accumulated amortization of $67,992), including $12,936 of capitalized software development costs in-progress associated with future releases. GWP has an estimated useful life of 15 years and a weighted average remaining life of 11.3 years. Amortization expense for GWP was $5,840 and $5,510 during the three months ended March 31, 2011 and 2010, respectively.

Earnings per Share

The calculations of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 are:

	For the Three Month Period Ended March 31, 2011
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per common share	$57,728	185,787	$.31

Dilutive effect of stock options	0	2,708

Diluted earnings per common share	$57,728	188,495	$.31

	For the Three Month Period Ended March 31, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per common share	$59,420	189,948	$.31

Dilutive effect of stock options	0	1,114

Diluted earnings per common share	$59,420	191,062	$.31

Employee stock options to purchase 7,609,000 and 20,375,000 shares of common stock, with an average exercise price of $28.26 and $22.22, were outstanding during the three month periods ended March 31, 2011 and 2010, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

New Accounting Pronouncements

There have been no new accounting pronouncements of significance to the Company during the three months ended March 31, 2011 as compared to the recent accounting pronouncements described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2011	2010

Net income	$58,040	$59,858

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	5,611	5,206
Amortization Equity in earnings of unconsolidated affiliate	6,231 (28,949)	5,900 (24,074)
Distributions received from unconsolidated affiliate	23,802	0
Stock-based compensation	3,732	6,657
Provision for losses on receivables	(236)	(753)
Deferred income tax expense	2,345	3,204
Net realized gains from investments	(7,278)	(17,479)
Change in other long-term liabilities	294	(398)
Change in other assets	(1,841)	(805)
Other	3,036	1,719
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	824	(2,726)
Receivables	(3,551)	(8,271)
Other current assets	(1,210)	(3,315)
Increase (decrease) in
Accounts payable	(1,841)	4,413
Accrued liabilities	(151)	(10,397)
Deferred revenue	(522)	(639)

Total adjustments	296	(41,758)

Net cash provided by operating activities	$58,336	$18,100

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.	Investment in Unconsolidated Affiliate

The Company has an investment in the general partnership LSV Asset Management (LSV). LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a small number of SEI-sponsored mutual funds. The Company’s total partnership interest in LSV was approximately 42 percent during 2011 and 2010. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheet and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statement of Operations.

At March 31, 2011, the Company’s total investment in LSV was $69,237. The investment in LSV exceeded the underlying equity in the net assets of LSV by $4,045, of which $3,062 is considered goodwill embedded in the investment. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV for $23,802 and $21,242 in the three months ended March 31, 2011 and 2010, respectively. The partnership distribution payment of $21,242 received in the three months ended March 31, 2010 is reflected in LSV and LSV Employee Group cash balances, net on the accompanying Consolidated Statement of Cash Flows.

The Company’s proportionate share in the earnings of LSV was $28,949 and $24,074 during the three months ended March 31, 2011 and 2010, respectively.

The following table contains the condensed statements of operations of LSV for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Revenues	$79,402	$66,009
Net income	69,946	57,972

Guaranty Agreements

In 2006, LSV Employee Group purchased an eight percent interest in LSV from two existing partners. In order to finance a portion of the purchase price, LSV Employee Group obtained financing from Bank of America, N.A. (Bank of America) and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan was $82,800. In January 2011, LSV Employee Group and Bank of America agreed to amend the Credit Agreement and extend the maturity date of the loan from January 2011 to July 2012. The Company’s obligations under the Guaranty Agreement remain in full force and effect with respect to the amended Credit Agreement. The principal amount and interest of the term loan are paid in quarterly installments. LSV Employee Group made principal payments of $5,576 during 2011. As of April 30, 2011, the remaining unpaid principal balance of the term loan was $4,515. As of April 30, 2011, the Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group and, furthermore, fully expects that LSV Employee Group will meet all of its future obligations regarding the term loan.

In April 2011, a group of existing employees of LSV agreed to purchase a partnership interest of an existing LSV employee for $4,300 of which $3,655 will be financed through a new term loan with Bank of America. The group of existing LSV employees will make up a new limited liability company called LSV Employee Group II, LLC. The Company provided an unsecured guaranty to the lenders of all the obligations of LSV Employee Group II, LLC. The lenders will have the right to seek payment from the Company in the event of a default by LSV Employee Group II, LLC. The term loan has a four year term and will be repaid from the quarterly distributions of LSV. The Company’s direct interest in LSV is unchanged as a result of this transaction. The Company has determined that LSV Employee Group II is a variable interest entity (VIE); however, the Company is not considered the primary beneficiary because it does not have the power to direct the activities that most significantly impact the economic performance of LSV Employee Group II either directly or through any financial responsibility from the guaranty.

Note 3.	Variable Interest Entities – Investment Products

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

The Company does not have a significant equity investment in any of the VIEs and does not have an obligation to enter into any guarantee agreements with the VIEs. The Company is not the primary beneficiary of the VIEs because the expected fees and the expected return on any investment into the VIE by the Company relative to the expected returns of the VIE to the equity investor holders does not approach 50 percent of the expected losses or gains of the VIEs. Therefore, the Company is not required to consolidate any investment products that are VIEs into its financial statements. The Company’s variable interest in the VIEs, which consists of management fees and in some situations, seed capital, is not considered a significant variable interest.

The risks to the Company associated with its involvement with any of the investment products that are VIEs are limited to the cash flows received from the revenue generated for asset management, administration and distribution services and any equity investments in the VIEs. Both of these items are not significant. The Company has no other financial obligation to the VIEs.

Amounts relating to fees received from the VIEs included in Receivables and amounts relating to equity investments in the VIEs included in Investments Available for Sale on the Company’s Consolidated Balance Sheets are not significant to the total assets of the Company.

Note 4.	Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2011	December 31, 2010

Trade receivables	$33,463	$34,528
Fees earned, not billed	97,240	93,506
Other receivables	3,984	9,651

	134,687	137,685
Less: Allowance for doubtful accounts	(959)	(1,195)

	$133,728	$136,490

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2011	December 31, 2010

Buildings	$136,144	$135,935
Equipment	66,233	63,902
Land	9,890	9,890
Purchased software	79,156	74,720
Furniture and fixtures	18,903	18,566
Leasehold improvements	4,337	4,250
Construction in progress	164	121

	314,827	307,384

Less: Accumulated depreciation	(172,494)	(166,816)

Property and Equipment, net	$142,333	$140,568

The Company recognized $5,611 and $5,206 in depreciation expense related to property and equipment for the three months ended March 31, 2011 and 2010, respectively.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2011	December 31, 2010

Accrued employee compensation	$17,642	$43,747
Accrued employee benefits and other personnel	5,624	6,988
Accrued consulting, outsourcing and professional fees	18,140	16,390
Accrued brokerage fees	10,780	11,942
Accrued sub-advisory, distribution and other asset management fees	16,477	16,778
Accrued income taxes	30,418	2,077
Other accrued liabilities	22,158	23,488

Total accrued liabilities	$121,239	$121,410

Note 5.	Fair Value Measurements

The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s financial assets, except for the fair value of senior notes issued by structured investment vehicles (SIVs), is determined using Level 1 or Level 2 inputs and consist mainly of investments in equity and fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data for the specific issue owned or pools of similar securities. Level 3 financial assets consist of senior note obligations issued by SIVs. The Company did not have any Level 3 financial liabilities at March 31, 2011 or December 31, 2010. There were no transfers of financial assets between levels within the fair value hierarchy during the three months ended March 31, 2011.

Valuation of SIV Securities

The underlying collateral of the SIV securities is mainly comprised of asset-backed securities and collateralized debt obligations. The Company utilizes the services of a third party independent firm to assist in determining the fair value of the SIV security owned. Given the lack of any reliable market data on the SIV security, the firm utilized a valuation model that employs a net asset approach which considers the value of the underlying collateral of the SIV security to determine its fair value. Management evaluates the value received from the firm and considers other information, such as the existence of any current market activity, to determine the fair value of the SIV securities.

The model used by the independent valuation firm to determine the fair value of the SIV security attempts to value the underlying collateral of the SIV security through the use of industry accepted and proprietary valuation techniques and models. This approach combines advanced analytics with real-time market information that incorporate structural and fundamental analysis, collateral characteristics and recent market developments. Each security that makes up the underlying collateral is specifically identified by its CUSIP or ISIN number and is analyzed by using observable collateral characteristics and credit statistics in order to project future performance and expected cash flows for each individual security. The projected cash flows incorporate assumptions and expectations based upon the foregoing analysis of the collateral characteristics such as, but not limited to, default probabilities, recovery rates, prepayment speeds and loss severities. Expected future cash flows are discounted at an appropriate yield derived from the individual security, structural and collateral characteristics, trading levels and other available market data. Different modeling techniques and associated inputs and assumptions may be used to project future cash flows for each security depending upon the asset classification of that individual security (i.e. residential mortgage-backed security, commercial mortgage-backed security, collateralized debt obligations, etc.). The aggregate value of the discounted cash flows of the underlying collateral is compared to the total remaining par value of the collateral to determine the expected recovery price, or fair value, of the remaining note obligations. Other factors may be considered that are specific to the SIV security that may affect the fair value of the SIV security.

Management may also consider, when available, price quotes from brokers and dealers. If a price quote is available, management will compare this number to the fair value derived from the valuation model of the independent firm giving consideration to other market factors and risk premiums. Given the lack of any significant trading activity for the SIV security owned by the Company, management believes that market prices may not represent the implied fair value of the SIV security owned by the Company.

In the event a market transaction does exist for a SIV security, management evaluates the publicly available information surrounding the transaction in order to assess if the price used represents the fair value for the SIV security. In management’s opinion, the current market for SIV securities does not represent any orderly and efficient market.

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At March 31, 2011
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity available-for-sale securities	$9,316	$9,316	$0	$0
Fixed income available-for-sale securities	65,520	0	65,520	0
Fixed income securities owned	20,009	0	20,009	0
Trading securities issued by SIVs	69,362	0	0	69,362
Other trading securities	4,186	4,186	0	0

	$168,393	$13,502	$85,529	$69,362

	At December 31, 2010

	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity available-for-sale securities	$5,853	$5,853	$0	$0
Fixed income available-for-sale securities	68,917	0	68,917	0
Trading securities issued by SIVs	100,645	0	0	100,645
Other trading securities	3,949	3,949	0	0

	$179,364	$9,802	$68,917	$100,645

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2011 to March 31, 2011:

Trading Securities Issued by SIVs

Balance, January 1, 2011	$100,645
Purchases	0
Issuances	0
Principal prepayments	(3,441)
Sales	(34,706)
Total gains or (losses) (realized/unrealized):
Included in earnings	6,864
Included in other comprehensive income	0
Transfers in and out of Level 3	0

Balance March 31, 2011	$69,362

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2010 to March 31, 2010:

Trading Securities Issued by SIVs

Balance, January 1, 2010	$120,714
Purchases	0
Issuances	0
Principal prepayments	(17,239)
Sales	(4,306)
Total gains or (losses) (realized/unrealized):
Included in earnings	17,349
Included in other comprehensive income	0
Transfers in and out of Level 3	0

Balance March 31, 2010	$116,518

Note 6.	Marketable Securities

Investments Available for Sale

Investments available for sale classified as non-current assets consist of:

	As of March 31, 2011
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SEI-sponsored mutual funds	$8,628	$267	$(7)	$8,888
Other mutual funds	371	57	0	428
Debt securities	64,159	1,361	0	65,520

	$73,158	$1,685	$(7)	$74,836

	As of December 31, 2010
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SEI-sponsored mutual funds	$5,086	$279	$(14)	$5,351
Other mutual funds	443	59	0	502
Debt securities	67,118	1,799	0	68,917

	$72,647	$2,137	$(14)	$74,770

Net unrealized holding gains at March 31, 2011 and December 31, 2010 were $1,066 (net of income tax expense of $612) and $1,339 (net of income tax expense of $784), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

Gross realized gains and losses from available-for-sale securities during the three months ended March 31, 2011 and 2010 were minimal. Gains and losses from available-for-sale securities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.

The Company’s debt securities classified as available-for-sale securities are issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SEI Private Trust Company (SPTC) and have maturity dates which range from 2020 to 2040.

Trading Securities

Trading securities of the Company consist of:

	As of March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

SIV securities	$160,842	$0	$(91,480)	$69,362
LSV-sponsored mutual funds	2,049	2,137	0	4,186

	$162,891	$2,137	$(91,480)	$73,548

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

SIV securities	$231,026	$0	$(130,381)	$100,645
LSV-sponsored mutual funds	2,049	1,900	0	3,949

	$233,075	$1,900	$(130,381)	$104,594

The Company records all of its trading securities on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.

Through March 31, 2011, the Company recognized $137,971 in cumulative losses from SIV securities and SIV-related issues. During the three months ended March 31, 2011 and 2010, the Company recognized gains from SIV securities of $6,864 and $17,349, respectively. Of the gains recognized during the three months ended March 31, 2011, $2,049 resulted from cash payments received from the SIV securities and $4,815 was from an increase in fair value at March 31, 2011. Of the gains recognized during the three months ended March 31, 2010, $10,662 resulted from cash payments received from the SIV securities and $7,165 was from an increase in fair value at March 31, 2010. The net gains from the SIV securities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.

In January 2011, the Company sold the senior note obligation originally issued by Stanfield Victoria. There was no gain or loss recognized by the Company from the sale of the note in 2011 as the fair value of the Stanfield Victoria note at December 31, 2010 was not different than the sale price received. The Company sold one of its SIV securities in January 2010 and recognized a loss of $478 in the three months ended March 31, 2010 from this sale.

The Company has an investment related to the startup of mutual funds sponsored by LSV. These are U.S. dollar denominated funds that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The net gains(losses) from the change in fair value of the funds during the three months ended March 31, 2011 and 2010 were minimal.

Securities Owned

During the three months ended March 31, 2011, the Company’s broker-dealer subsidiary, SIDCO, made investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $20,009 at March 31, 2011. The change in fair value recognized in the first quarter of 2011 was minimal.

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

The Company made a principal payment of $35,000 in February 2011. As of March 31, 2011, the outstanding balance of the Credit Facility was $60,000 and is included in Long-term debt on the accompanying Consolidated Balance Sheet. The Company was in compliance with all covenants of the Credit Facility at March 31, 2011.

As of March 31, 2011, the Company’s ability to borrow from the Credit Facility is not limited by any covenant of the agreement. In management’s opinion, the leverage ratio is the most restrictive of all of the covenants contained in the Credit Facility. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). According to the terms of the agreement, the Company must include the outstanding debt of LSV Employee Group in the calculation of consolidated indebtedness (See Note 2). The Company must maintain at all times a ratio of consolidated indebtedness of not more than 1.75 times the amount of EBITDA. As of March 31, 2011, the Company’s leverage ratio is 0.15 times EBITDA.

The Company considers the book value of long-term debt related to the borrowings through the Credit Facility to be representative of its fair value.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the three months ended March 31, 2011.

Note 8.	Shareholders’ Equity

Stock-Based Compensation

The Company currently has one active equity compensation plan, the 2007 Equity Compensation Plan (the 2007 Plan), which provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights with respect to up to 20 million shares of common stock of the Company, subject to adjustment for stock splits, reclassifications, mergers and other events. Permitted grantees under the 2007 Plan include employees, non-employee directors and consultants who perform services for the Company. The plan is administered by the Compensation Committee of the Board of Directors of the Company. There were no grants of incentive stock options or stock appreciation rights made under the plan in 2011 or 2010. All outstanding stock options have performance-based vesting provisions specific to each option grant that tie the vesting of the applicable stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50 percent when specified diluted earnings per share targets are achieved, and the remaining 50 percent when secondary, higher specified diluted earnings per share targets are achieved. The amount of stock-based compensation expense is based upon management’s estimate of when the earnings per share targets may be achieved.

The Company discontinued any further grants under the Company’s 1998 Equity Compensation Plan (the 1998 Plan) as a result of the approval of the 2007 Plan. No options are available for grant from this plan. Grants made from the 1998 Plan continue in effect under the terms of the grant.

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended March 31, 2011 and 2010, respectively, as follows:

	Three Months Ended March 31,
	2011	2010

Stock-based compensation expense	$3,732	$6,657
Less: Deferred tax benefit	(1,398)	(2,506)

Stock-based compensation expense, net of tax	$2,334	$4,151

Basic and diluted earnings per share	$.01	$.02

As of March 31, 2011, there was approximately $48,374 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense

Remainder of 2011	$10,895
2012	14,422
2013	12,527
2014	5,550
2015	3,286
2016	1,694

$48,374

During the three months ended March 31, 2010, the Company revised its previous estimate made as of December 31, 2009 of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in an increase of $1,984 in stock-based compensation expense in the three months ended March 31, 2010. There was no change in management’s estimate for the achievement of vesting targets during the three months ended March 31, 2011.

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2011 was $4,429. The total options exercisable as of March 31, 2011 had an intrinsic value of $85,163. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2011 and the exercise price of the shares. The market value of the Company’s common stock as of March 31, 2011 was $23.88 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31, 2011 was $17.63. Total options that were outstanding as of March 31, 2011 was 27,085,000.

Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions of up to an aggregate of $1.728 billion. Through March 31, 2011, a total of 265,538,000 shares at an aggregate cost of $1.660 billion have been purchased and retired. The Company purchased 1,725,000 shares at a total cost of $39,480 during the three months ended March 31, 2011.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Noncontrolling Interest

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2011 to March 31, 2011:

Noncontrolling interest

Balance, January 1, 2011	$15,155
Net income attributable to noncontrolling interest	312
Foreign currency translation adjustments	420

Balance, March 31, 2011	$15,887

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2010 to March 31, 2010:

Noncontrolling interest

Balance, January 1, 2010	$121,895
Net income attributable to noncontrolling interest	438
Foreign currency translation adjustments	493
Deconsolidation of LSV	(65,522)
Deconsolidation of LSV Employee Group	(43,536)

Balance, March 31, 2010	$13,768

Note 9.	Accumulated Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, consists of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)

Total accumulated comprehensive income at December 31, 2010	$1,152	$1,339	$2,491

Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2010	666	0	666

Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2010	$1,818	$1,339	$3,157

Total comprehensive income for the three months ended March 31, 2011	$2,828	$(273)	$2,555

Less: Total comprehensive income attributable to noncontrolling interest for the three months ended March 31, 2011	(420)	0	(420)

Total comprehensive income attributable to SEI Investments Company for the three months ended March 31, 2011	$2,408	$(273)	$2,135

Total accumulated comprehensive income at March 31, 2011	$3,980	$1,066	$5,046

Less: Total accumulated comprehensive loss attributable to noncontrolling interest at March 31, 2011	246	0	246

Total accumulated comprehensive income attributable to SEI Investments Company at March 31, 2011	$4,226	$1,066	$5,292

Note 10.	Business Segment Information

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2011 and 2010. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended March 31, 2011 and 2010.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total

	For the Three Months Ended March 31, 2011

Revenues	$86,709	$48,108	$53,185	$43,441	$1,050	$232,493
Expenses	82,403	27,040	26,953	27,999	3,125	167,520

Operating profit (loss)	$4,306	$21,068	$26,232	$15,442	$(2,075)	$64,973

Operating margin	5%	44%	49%	36%	N/A	28%

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total

	For the Three Months Ended March 31, 2010

Revenues	$87,121	$45,463	$50,339	$37,610	$1,002	$221,535
Expenses	77,599	27,583	26,380	24,559	2,661	158,782

Operating profit (loss)	$9,522	$17,880	$23,959	$13,051	$(1,659)	$62,753

Operating margin	11%	39%	48%	35%	N/A	28%

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the quarters ended March 31, 2011 and 2010 is as follows:

	2011	2010

Total operating profit from segments above	$64,973	$62,753

Corporate overhead expenses	(10,648)	(9,717)
Noncontrolling interest reflected in segments	272	309

Income from operations	$54,597	$53,345

The following tables provide additional information for the three months ended March 31, 2011 and 2010 pertaining to our business segments:

	Capital Expenditures		Depreciation

	2011	2010	2011	2010

Private Banks	$11,030	$7,877	$4,038	$3,708
Investment Advisors	3,742	2,825	591	564
Institutional Investors	881	702	292	276
Investment Managers	1,784	1,119	503	470
Investments in New Businesses	212	156	30	37

Total from business segments	$17,649	$12,679	$5,454	$5,055

Corporate Overhead	374	269	157	151

	$18,023	$12,948	$5,611	$5,206

	Amortization

	2011	2010

Private Banks	$4,229	$3,701
Investment Advisors	1,418	1,340
Institutional Investors	167	304
Investment Managers	115	205
Investments in New Businesses	59	107

Total from business segments	$5,988	$5,657

Corporate Overhead	243	243

	$6,231	$5,900

Note 11.	Income Taxes

The gross liability for unrecognized tax benefits at March 31, 2011 and December 31, 2010 was $5,989 and $5,723, respectively, exclusive of interest and penalties, of which $5,024 and $4,870 would affect the effective tax rate if the Company were to recognize the tax benefit.

The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2011 and December 31, 2010, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $710 and $689, respectively.

	March 31, 2011	December 31, 2010

Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$5,989	$5,723
Interest and penalties on unrecognized benefits	710	689

Total gross uncertain tax positions	$6,699	$6,412

Amount included in Current liabilities	$760	$767
Amount included in Other long-term liabilities	5,939	5,645

	$6,699	$6,412

The Company’s effective tax rates were 37.1 percent and 37.9 percent for the three months ended March 31, 2011 and 2010, respectively. In December 2010, the research and development tax credit was reinstated for calendar year 2010 and 2011. The 2011 tax rate reflects a benefit for research and development tax credit whereas the 2010 tax rate did not reflect any benefit. The Company files income tax returns in the United States on a consolidated basis and in many U.S. state and foreign jurisdictions. The Company is subject to examination of income tax returns by the Internal Revenue Service (IRS) and other domestic and foreign tax authorities. The Company is no longer subject to U.S. federal income tax examination for years before 2008 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2000.

The Company estimates it will recognize $760 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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

SEI has been named in five lawsuits that were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action against SEI and SPTC under the Louisiana Securities Act. The putative class action originally included a claim against SEI and SPTC for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy. In addition, another group of plaintiffs have filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and SPTC and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions in the lawsuits allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank. Two of the five actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases have been transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. SEI and SPTC filed exceptions in the putative class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge putative class action; plaintiffs filed a motion for class certification which is pending; and SEI and SPTC have filed a motion for summary judgment against certain named plaintiffs which is pending. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at March 31, 2011 and 2010, the consolidated results of operations for the three months ended March 31, 2011 and 2010 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Consolidated Summary

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses, and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of March 31, 2011, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $428.8 billion in mutual fund and pooled or separately managed assets, including $179.2 billion in assets under management and $249.6 billion in client assets under administration.

Our Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 were:

	Three Months Ended March 31,		Percent
	2011	2010	Change

Revenues	$232,493	$221,535	5%
Expenses	177,896	168,190	6%

Income from operations	54,597	53,345	2%

Net gain from investments	7,278	17,479	(58%)
Interest income, net of interest expense	1,340	1,229	9%
Equity in earnings from unconsolidated affiliate	28,949	24,074	20%

Income before income taxes	92,164	96,127	(4%)
Income taxes	34,124	36,269	(6%)

Net income	58,040	59,858	(3%)

Less: Net income attributable to noncontrolling interest	(312)	(438)	(29%)

Net income attributable to SEI Investments Co.	$57,728	$59,420	(3%)

Diluted earnings per common share	$.31	$.31	0%

In our opinion, the following items had a significant impact on our financial results for the three month periods ended March 31, 2011 and 2010:

•

Revenue growth was primarily driven by higher Asset management, administration and distribution fees from market appreciation across all business segments. Favorable capital market conditions increased the value of assets we manage or administer for our existing clients, resulting in an increase in our base revenues across these segments. Revenue growth in asset-based fees was also driven by new client asset funding, as well as asset funding from existing clients, for our hedge fund and separately managed accounts solutions in our Investment Managers segment.

•

Revenues in our Private Banks segment decreased due to lower investment processing fees from bank clients involved in mergers and acquisitions and price reductions provided to existing clients that contracted for longer periods as well as lower trade-execution fees from reduced trading volumes in the capital markets. Increased investment processing fees from new and existing Global Wealth Services clients implemented onto the Global Wealth Platform partially offset this decline.

•

Our percentage ownership of LSV remained at approximately 42 percent. Our proportionate share in the earnings of LSV in the first quarter 2011 was $28.9 million, as compared to $24.1 million in first quarter 2010, an increase of 20 percent. LSV’s revenues increased because of market appreciation in the value of assets under management. LSV’s assets under management were $62.4 billion at March 31, 2011, as compared to $54.2 billion at March 31, 2010, an increase of 15 percent.

•

We recognized $6.9 million in gains from structured investment vehicles (SIV) securities during the first quarter 2011 as compared to gains of $17.3 million during the first quarter 2010. Approximately $2.0 million of the gain in 2011 resulted from cash payments received from the SIV securities that had been previously written down.

•

We continued to invest in the Global Wealth Platform and its operational infrastructure. A larger portion of these costs are not capitalized, which partially contributed to the increase in Consulting, outsourcing and professional fees. During the first quarter of 2011, we capitalized $10.7 million for significant enhancements and new functionality for the platform, as compared to $8.4 million in the first quarter of 2010. We will continue to incur significant development costs for enhancements and upgrades to the Global Wealth Platform.

•

Our operating expenses related to servicing new and existing Global Wealth Services clients implemented on the Global Wealth Platform as well as new clients of our hedge fund and separately managed accounts solutions increased during the first quarter 2011. These increased operational costs are included in Compensation, benefits and other personnel, Consulting, outsourcing and professional fees, and Data processing and computer related expenses on the accompanying Consolidated Statements of Operations.

•

Stock-based compensation costs in the first quarter 2011 reflect the return to normal levels of expense amortization as compared to the level in the first quarter 2010 when stock-based compensation was accelerated for stock options that were expected to achieve performance vesting targets earlier than originally estimated.

•

Our effective tax rate for the first quarter of 2011 decreased to 37.1 percent as compared to 37.9 percent in the first quarter of 2010. Our tax rate in 2011 was favorably impacted by the reinstatement of the research and development tax credit which occurred in December 2010.

•

We made principal payments of $35.0 million and $33.0 million during the first quarter of 2011 and 2010, respectively, to reduce the outstanding balance of our credit facility. As of March 31, 2011, the outstanding balance of the credit facility was $60.0 million.

•	We continued our stock repurchase program during 2011 and purchased 1,725,000 shares at an average price of approximately $23 per share in the first quarter of 2011.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest. These assets are not included in our balance sheets because we do not own them.

Asset Balances (In millions)
	As of March 31,		Percent
	2011	2010	Change
Private Banks:
Equity and fixed income programs	$14,809	$12,635	17%
Collective trust fund programs	576	1,023	(44%)
Liquidity funds	5,217	5,329	(2%)

Total assets under management	$20,602	$18,987	9%

Client proprietary assets under administration	11,227	11,429	(2%)

Total assets	$31,829	$30,416	5%

Investment Advisors:
Equity and fixed income programs	28,296	26,222	8%
Collective trust fund programs	1,618	2,284	(29%)
Liquidity funds	1,551	1,731	(10%)

Total assets under management	$31,465	$30,237	4%

Institutional Investors:
Equity and fixed income programs	51,287	45,891	12%
Collective trust fund programs	608	657	(7%)
Liquidity funds	3,202	3,198	0%

Total assets under management	$55,097	$49,746	11%

Investment Managers:
Equity and fixed income programs	37	2	N/A
Collective trust fund programs	8,841	7,639	16%
Liquidity funds	139	447	(69%)

Total assets under management	$9,017	$8,088	11%

Client proprietary assets under administration	238,335	220,807	8%

Total assets	$247,352	$228,895	8%

Investments in New Businesses:
Equity and fixed income programs	598	534	12%
Liquidity funds	56	72	(22%)

Total assets under management	$654	$606	8%

LSV:
Equity and fixed income programs	$62,370	$54,189	15%

Consolidated:
Equity and fixed income programs	157,397	139,473	13%
Collective trust fund programs	11,643	11,603	0%
Liquidity funds	10,165	10,777	(6%)

Total assets under management	$179,205	$161,853	11%

Client proprietary assets under administration	249,562	232,236	7%

Total assets under management and administration	$428,767	$394,089	9%

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

Business Segments

Revenues, Expenses and Operating Profit (Loss) for our business segments for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 were as follows:

	Three Months Ended
	March 31,		Percent
	2011	2010	Change

Private Banks:
Revenues	$86,709	$87,121	0%
Expenses	82,403	77,599	6%

Operating Profit	$4,306	$9,522	(55%	)
Operating Margin	5%	11%

Investment Advisors:
Revenues	$48,108	$45,463	6%
Expenses	27,040	27,583	(2%	)

Operating Profit	$21,068	$17,880	18%
Operating Margin	44%	39%

Institutional Investors:
Revenues	$53,185	$50,339	6%
Expenses	26,953	26,380	2%

Operating Profit	$26,232	$23,959	9%
Operating Margin	49%	48%

Investment Managers:
Revenues	$43,441	$37,610	16%
Expenses	27,999	24,559	14%

Operating Profit	$15,442	$13,051	18%
Operating Margin	36%	35%

Investments in New Businesses:
Revenues	$1,050	$1,002	5%
Expenses	3,125	2,661	17%

Operating Loss	($2,075)	($1,659)	N/A
Operating Margin	N/A	N/A

For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended
	March 31,		Percent
	2011	2010	Change
Revenues:
Information processing and software servicing fees	$55,446	$57,926	(4%	)
Asset management, administration & distribution fees	23,918	20,856	15%
Transaction-based and trade execution fees	7,345	8,339	(12%	)

Total revenues	$86,709	$87,121	0%

Revenues decreased slightly compared to the prior year corresponding period and were primarily affected by:

•

Lower recurring investment processing fees mainly due to lost clients involved in mergers and acquisitions as well as price reductions provided to existing clients that contracted for longer periods, offset partially by increased fees from new clients;

•

$1.9 million in non-recurring investment processing fees recorded in the prior year period from existing clients involved in mergers and acquisitions for data conversion services and other non-recurring project services; and

•	Decreased trade execution fees due to lower trading volumes in the capital markets; partially offset by
•	Increased net investment processing fees from new and existing Global Wealth Services clients implemented onto the Global Wealth Platform; and
•	Increased investment management fees from existing international clients due to higher assets under management from improved capital markets and positive cash flows.

Operating margins decreased to 5 percent compared to 11 percent in the same period a year ago. Operating income decreased by $5.2 million or 55 percent, compared to the prior year corresponding period and was primarily affected by:

•	Increased non-capitalized development costs and amortization expense relating to the Global Wealth Platform;
•	Increased operational costs for servicing new and existing Global Wealth Services clients implemented onto the Global Wealth Platform;
•	Increased direct expenses associated with increased investment management fees from existing international clients; and
•	A decrease in revenues; partially offset by
•	Decreased one-time termination costs associated with the workforce reduction in first quarter 2010;
•	Decreased stock-based compensation costs; and
•	Decreased direct expenses associated with the decreased trade execution fees.

Investment Advisors

Revenues increased $2.6 million, or six percent, compared to the prior year corresponding period and were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by improved capital markets; and
•	An increase in the average basis points earned on assets due to client-directed shifts from liquidity products to our equity and fixed income programs.

Operating margins increased to 44 percent compared to 39 percent in the same period a year ago. Operating income increased by $3.2 million, or 18 percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; and
•	Decreased stock-based compensation costs; partially offset by
•

Increased non-capitalized development costs and amortization expense relating to the Global Wealth Platform as well as spending associated with building the necessary functionality and infrastructure for servicing financial institutions and investment advisors in the United States; and

•	Increased compensation and other personnel expenses.

Institutional Investors

Revenues increased $2.8 million, or six percent, compared to the prior year corresponding period and were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by improved capital markets as well as additional asset funding from existing clients; and
•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by
•	Client losses.

Operating margins increased to 49 percent compared to 48 percent in the same period a year ago. Operating income increased $2.3 million, or nine percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues;
•	Decreased stock-based compensation costs; and
•	Decreased discretionary marketing and promotion expenses; partially offset by
•	Increased direct expenses associated with higher investment management fees; and
•	Increased compensation and other personnel expenses.

Investment Managers

Revenues increased $5.8 million, or 16 percent, compared to the prior year corresponding period and were primarily affected by:

•	Cash flows from new clients, primarily hedge fund clients; and
•	Net positive cash flows from existing hedge fund clients mainly due to higher valuations from capital market increases; partially offset by
•	Client losses.

Operating margins increased to 36 percent compared to 35 percent in the same period a year ago. Operating income increased $2.4 million, or 18 percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; and
•	Decreased stock-based compensation costs; partially offset by
•	Increased personnel expenses, technology and other operational costs to service new clients of our hedge fund and separately managed accounts solutions.

Other

Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,
	2011	2010

Net gain from investments	$7,278	$17,479
Interest and dividend income	1,544	1,700
Interest expense	(204)	(471)
Equity in the earnings of unconsolidated affiliate	28,949	24,074

Total other income and expense items, net	$37,567	$42,782

Net gain from investments

Net gain from investments consists of:

	Three Months Ended March 31,
	2011	2010

Gains from SIV securities	$6,864	$17,349
Net realized and unrealized gains from marketable securities	414	130

Net gain from investments	$7,278	$17,479

During the three months ended March 31, 2011, we recognized gains of $6,864 from SIV securities, of which $2,049 resulted from cash payments received from the SIV securities and $4,815 from an increase in fair value at

March 31, 2011. In addition, we sold the senior note obligation originally issued by Stanfield Victoria. There was no gain or loss recognized from the sale of the note as the fair value of the Stanfield Victoria note at December 31, 2010 was not different than the sale price received.

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

Equity in the earnings of unconsolidated affiliate

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statement of Operations includes our less than 50 percent ownership in LSV. Our total partnership interest in LSV remained at approximately 42 percent during the three month periods ended March 31, 2011 and 2010. Our proportionate share in the earnings of LSV was $28.9 million in first quarter 2011 as compared to $24.1 million in first quarter 2010, an increase of 20 percent. This increase was due to increased assets under management from existing clients because of improved capital markets. LSV’s assets under management increased $8.2 billion to $62.4 billion at March 31, 2011 as compared to $54.2 billion at March 31, 2010, an increase of 15 percent.

Noncontrolling interest

Noncontrolling interest includes the interest of other shareholders in a joint venture of the Company in an asset management firm located in South Korea.

Income Taxes

Our effective tax rates were 37.1 percent and 37.9 percent for the three months ended March 31, 2011 and 2010, respectively. Our tax rate in 2011 was favorably impacted by the reinstatement of the research and development tax credit which was written into law in December 2010.

Stock-Based Compensation

During the three months ended March 31, 2011 and 2010, we recognized approximately $3.7 million and $6.6 million, respectively, in stock-based compensation expense, a decrease of $2.9 million. This decrease consisted of the following components:

Change in Stock-Based Compensation Expense
Stock-based compensation cost recognized in 2011 for grants made in December 2010	$1,350
Stock-based compensation cost associated with options that vested at December 31, 2010	(3,894)
Other items	(381)

$2,925

Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense

Remainder of 2011	$10,895
2012	14,422
2013	12,527
2014	5,550
2015	3,286
2016	1,694

$48,374

Fair Value Measurements

The fair value of our financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of most of our financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Our Level 3 financial assets consist mainly of SIV securities (See Note 5 to the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

	Three Months Ended March 31,
	2011	2010

Net cash provided by operating activities	$58,336	$18,100
Net cash provided by (used in) investing activities	6,527	(47,409)
Net cash used in financing activities	(63,116)	(60,907)

Net increase (decrease) in cash and cash equivalents	1,747	(90,216)

Cash and cash equivalents, beginning of period	496,292	590,877

Cash and cash equivalents, end of period	$498,039	$500,661

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At March 31, 2011, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility. During 2009, we borrowed $254.0 million through our five-year, $300.0 million credit facility and used the proceeds to purchase SIV securities from SEI-sponsored money market funds. Through March 31, 2011, we made principal payments of $194.0 million, including $35.0 million during the first quarter of 2011, to reduce the outstanding balance of our credit facility. As of March 31, 2011, the outstanding balance of the credit facility was $60.0 million (See Note 7 to the Consolidated Financial Statements).

Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. As of April 30, 2011, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $365.5 million.

Our credit facility is an unsecured senior revolving line of credit with JPMorgan Chase Bank, N.A., individually and as agent and a syndicate of other lenders. The credit facility is scheduled to expire in July 2012. The availability of the credit facility is subject to the compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. Of all of the covenants, we believe satisfying the leverage ratio could be the most difficult in the future. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). We must maintain a ratio of consolidated indebtedness of not more than 1.75 times the amount of EBITDA until the expiration of the agreement. As of March 31, 2011, our leverage ratio is 0.15 times EBITDA. According to the terms of the covenant, we must include the outstanding debt of LSV Employee Group in the calculation of consolidated indebtedness (See Note 2 to the Consolidated Financial Statements). We do not anticipate that this covenant or any covenant of the credit facility will restrict our ability to utilize the credit facility.

Cash flows from operations increased $40.2 million in the first quarter of 2011 compared to the first quarter of 2010 due to the partnership distribution payment received from LSV, non-cash adjustments for net realized gains from marketable securities in 2011 as opposed to 2010, and the net change in our working capital accounts

Cash flows from investing activities increased $53.9 million in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the net reduction of $37.1 million in our cash and cash equivalents during the first quarter of 2010 from the deconsolidation of the accounts of LSV. Net cash used in investing activities also includes:

•

Purchases, sales and maturities of marketable securities. We had cash outflows of $27.3 million for the purchase of marketable securities in the first quarter of 2011 as compared to $14.0 million in the first quarter of 2010. Marketable securities purchased in 2011 consisted of investments in U.S. government agency and commercial paper securities with maturity dates less than one year by SIDCO and investments for the start-up of new investment products. Marketable securities purchased in 2010 consisted of investments for the start-up of new investment products and additional GNMA securities to satisfy applicable regulatory requirements of SPTC. We had cash inflows of $36.8 million from sales of marketable securities in the first quarter of 2011 as compared to $5.9 million in the first quarter of 2010. Marketable securities sold in 2011 and 2010 primarily includes the proceeds from the sales of SIV securities.

•

The capitalization of costs incurred in developing computer software. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality of the platform. We capitalized $10.7 million of software development costs in the first quarter of 2011 as compared to $8.4 million in the first quarter of 2010. Amounts capitalized in 2011 and 2010 include costs for significant enhancements and upgrades to the platform.

•

Capital expenditures. Our capital expenditures in the first quarter of 2011 and 2010 primarily include equipment for our data center operations. We expect to make additional purchases for the support of our data center operations during 2011.

Net cash used in financing activities includes:

•

Principal payments of our debt. Principal payments in the first quarter of 2011 and 2010 include payments of $35.0 million and $33.0 million, respectively, to reduce the outstanding debt associated with our credit facility.

•

The repurchase of our common stock. Our Board of Directors has authorized the repurchase of up to $1.7 billion worth of our common stock. Through April 30, 2011, we repurchased approximately 265.7 million shares of our common stock at a cost of $1.665 billion and had $63.5 million of authorization remaining for the purchase of our common stock under this program. We spent approximately $39.5 million during the first quarter of 2011 and $19.5 million during the first quarter of 2010 for the repurchase of our common stock. Currently, there is no expiration date for our common stock repurchase program.

•

Dividend payments. Cash dividends paid were $17.1 million or $.09 per share in the first quarter of 2010. There were no cash dividends paid during the first quarter of 2011 since the payment date of the cash dividend declared in December 2010 occurred in 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information regarding our market risk exposures appears in Part II - Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in our market risk exposures from those disclosed in our Annual Report on Form 10-K for 2010.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SEI has been named in five lawsuits that were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action against SEI and SPTC under the Louisiana Securities Act. The putative class action originally included a claim against SEI and SPTC for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy. In addition, another group of plaintiffs have filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and SPTC and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions in the lawsuits allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank. Two of the five actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases have been transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. SEI and SPTC filed exceptions in the putative class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge putative class action; plaintiffs filed a motion for class certification which is pending; and SEI and SPTC have filed a motion for summary judgment against certain named plaintiffs which is pending. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

Item 1A. Risk Factors

Information regarding risk factors appears in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(e)	Our Board of Directors has authorized the repurchase of up to $1.73 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended March 31, 2011 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – 31, 2011	250,000	$23.00	250,000	$101,692,000
February 1 – 28, 2011	625,000	23.09	625,000	87,260,000
March 1 – 31, 2011	850,000	22.71	850,000	67,961,000

Total	1,725,000	22.89	1,725,000

Item 6.  Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	May 5, 2011	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer