Form 10-Q
period 2011-06-30
SEI INVESTMENTS CO
filed 2011-08-04
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

or

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

(Address of principal executive offices)(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2011 was 182,579,428.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	June 30, 2011	December 31, 2010
Assets
Current Assets:

Cash and cash equivalents	$442,311	$496,292
Restricted cash	4,000	4,000
Receivables from regulated investment companies	31,235	29,282
Receivables, net of allowance for doubtful accounts of $868 and $1,195 (Note 4)	149,425	136,490
Deferred income taxes	651	1,387
Securities owned (Note 6)	21,032	0
Other current assets	16,479	16,268

Total Current Assets	665,133	683,719

Property and Equipment, net of accumulated depreciation and amortization of $177,779 and $166,816 (Note 4)	136,543	140,568

Capitalized Software, net of accumulated amortization of $103,479 and $90,947	302,337	294,332

Investments Available for Sale (Note 6)	74,296	74,770

Trading Securities (Note 6)	64,183	104,594

Investment in Unconsolidated Affiliate (Note 2)	72,439	64,409

Other Assets, net	15,874	14,831

Total Assets	$1,330,805	$1,377,223

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	June 30, 2011	December 31, 2010
Liabilities and Shareholders’ Equity
Current Liabilities:

Accounts payable	$2,855	$4,582
Accrued liabilities (Note 4)	101,335	121,410
Deferred revenue	361	1,608

Total Current Liabilities	104,551	127,600

Long-term Debt (Note 7)	40,000	95,000

Deferred Income Taxes	91,643	92,253

Other Long-term Liabilities (Note 11)	7,549	5,645

Total Liabilities	243,743	320,498

Commitments and Contingencies (Note 12)

Equity:
SEI Investments Company shareholders’ equity:

Common stock, $.01 par value, 750,000 shares authorized; 183,175 and 186,141 shares issued and outstanding	1,832	1,861
Capital in excess of par value	585,619	565,393
Retained earnings	475,667	471,159
Accumulated other comprehensive income, net	7,042	3,157

Total SEI Investments Company shareholders’ equity	1,070,160	1,041,570

Noncontrolling interest	16,902	15,155

Total Equity	1,087,062	1,056,725

Total Liabilities and Equity	$1,330,805	$1,377,223

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months
	Ended June 30,
	2011	2010
Revenues:
Asset management, administration and distribution fees	$172,331	$154,774
Information processing and software servicing fees	56,035	61,296
Transaction-based and trade execution fees	9,394	12,318

Total revenues	237,760	228,388

Expenses:
Subadvisory, distribution and other asset management costs	26,304	24,600
Software royalties and other information processing costs	7,188	6,374
Brokerage commissions	6,599	8,666
Compensation, benefits and other personnel	72,613	67,012
Stock-based compensation	3,810	6,278
Consulting, outsourcing and professional fees	29,398	22,702
Data processing and computer related	11,610	10,417
Facilities, supplies and other costs	14,098	13,586
Amortization	6,792	5,997
Depreciation	5,391	5,584

Total expenses	183,803	171,216

Income from operations	53,957	57,172

Net (loss) gain from investments	(1,948)	3,594
Interest and dividend income	1,436	1,502
Interest expense	(155)	(415)
Other income	0	1,070
Equity in earnings of unconsolidated affiliate	29,530	23,519

Net income before income taxes	82,820	86,442
Income taxes	28,707	32,603

Net income	54,113	53,839

Less: Net income attributable to the noncontrolling interest	(510)	(361)

Net income attributable to SEI Investments Company	$53,603	$53,478

Basic earnings per common share	$.29	$.28

Diluted earnings per common share	$.29	$.28

Dividends declared per common share	$.12	$.10

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Six Months
	Ended June 30,
	2011	2010
Revenues:
Asset management, administration and distribution fees	$339,835	$307,712
Information processing and software servicing fees	111,859	119,922
Transaction-based and trade execution fees	18,559	22,289

Total revenues	470,253	449,923

Expenses:
Subadvisory, distribution and other asset management costs	52,600	50,183
Software royalties and other information processing costs	14,205	12,448
Brokerage commissions	13,180	16,091
Compensation, benefits and other personnel	143,638	134,228
Stock-based compensation	7,542	12,935
Consulting, outsourcing and professional fees	55,396	43,409
Data processing and computer related	22,913	20,345
Facilities, supplies and other costs	28,200	27,080
Amortization	13,023	11,897
Depreciation	11,002	10,790

Total expenses	361,699	339,406

Income from operations	108,554	110,517

Net gain from investments	5,330	21,073
Interest and dividend income	2,980	3,202
Interest expense	(359)	(886)
Other income	0	1,070
Equity in earnings of unconsolidated affiliate	58,479	47,593

Net income before income taxes	174,984	182,569
Income taxes	62,831	68,872

Net income	112,153	113,697

Less: Net income attributable to the noncontrolling interest	(822)	(799)

Net income attributable to SEI Investments Company	$111,331	$112,898

Basic earnings per common share	$.60	$.60

Diluted earnings per common share	$.59	$.59

Dividends declared per common share	$.12	$.10

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended June 30,
		2011		2010
Net income		$54,113		$53,839
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		1,467		(5,071)
Unrealized holding gain on investments:
Unrealized holding gains during the period, net of income tax expense of $348 and $304	816		690
Less: reclassification adjustment for (gains) losses realized in net income, net of income tax (expense) benefit of $(15) and $2	28	788	4	694

Total other comprehensive income (loss), net of tax		2,255		(4,377)

Comprehensive income		$56,368		$49,462
Comprehensive (income) loss attributable to noncontrolling interest		(1,015)		926

Comprehensive income attributable to SEI Investments Company		$55,353		$50,388

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Six Months Ended June 30,
		2011		2010
Net income		$112,153		$113,697
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		4,295		(4,294)
Unrealized holding gain on investments:
Unrealized holding gains during the period, net of income tax expense of $236 and $649	646		690
Less: reclassification adjustment for (gains) losses realized in net income, net of income tax (expense) benefit of $(75) and $17	(131)	515	31	721

Total other comprehensive income (loss), net of tax		4,810		(3,573)

Comprehensive income		$116,963		$110,124
Comprehensive income attributable to noncontrolling interest		(1,747)		(5)

Comprehensive income attributable to SEI Investments Company		$115,216		$110,119

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months
	Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$112,153	$113,697
Adjustments to reconcile net income to net cash provided by operating activities	(19,313)	(55,110)

Net cash provided by operating activities	92,840	58,587

Cash flows from investing activities:
Additions to restricted cash	0	(430)
Additions to property and equipment	(6,973)	(7,201)
Additions to capitalized software	(20,537)	(17,578)
Purchase of marketable securities	(36,596)	(24,769)
Prepayments and maturities of marketable securities	23,134	28,297
Sale of marketable securities	37,408	23,069
Sale of other investments	4,905	0
LSV and LSV Employee Group cash balances, net (A)	0	(37,083)

Net cash provided by (used in) investing activities	1,341	(35,695)

Cash flows from financing activities:
Payments on long-term debt	(55,000)	(83,000)
Purchase and retirement of common stock	(94,137)	(47,643)
Proceeds from issuance of common stock	20,845	13,821
Tax benefit on stock options exercised	2,171	993
Payment of dividends	(22,041)	(36,011)

Net cash used in financing activities	(148,162)	(151,840)

Net decrease in cash and cash equivalents	(53,981)	(128,948)

Cash and cash equivalents, beginning of period	496,292	590,877

Cash and cash equivalents, end of period	$442,311	$461,929

(A)	Cash balances, net of the partnership distribution payment received in January 2010, of LSV and LSV Employee Group at December 31, 2009 removed due to the deconsolidation of the accounts and operations of LSV and LSV Employee Group in January 2010.

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six month periods ended June 30, 2011 and 2010. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

There have been no significant changes in significant accounting policies during the six months ended June 30, 2011 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents includes $302,202 and $383,946 at June 30, 2011 and December 31, 2010, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.

Restricted Cash

Restricted cash includes $3,000 at June 30, 2011 and December 31, 2010 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $1,000 at June 30, 2011 and December 31, 2010 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.

Capitalized Software

The Company capitalized $20,537 and $17,578 of software development costs during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 11.0 years. Amortization expense related to capitalized software was $12,532 and $11,400 during the six months ended June 30, 2011 and 2010, respectively.

Software development costs capitalized during the six months ended June 30, 2011 and 2010 relates to the continued development of the Global Wealth Platform (GWP). As of June 30, 2011, the net book value of GWP was $289,023 (net of accumulated amortization of $74,400), including $12,161 of capitalized software development costs in-progress associated with future releases. GWP has an estimated useful life of 15 years and a weighted average remaining life of 11.0 years. Amortization expense for GWP was $12,249 and $11,117 during the six months ended June 30, 2011 and 2010, respectively.

Earnings per Share

The calculations of basic and diluted earnings per share for the three months ended June 30, 2011 and 2010 are:

	For the Three Months Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$53,603	184,585	$.29

Dilutive effect of stock options	0	2,435

Diluted earnings per common share	$53,603	187,020	$.29

	For the Three Months Ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$53,478	189,356	$.28

Dilutive effect of stock options	0	2,144

Diluted earnings per common share	$53,478	191,500	$.28

Employee stock options to purchase 7,675,000 and 10,422,000 shares of common stock, with an average exercise price of $28.25 and $24.87, were outstanding during the three months ended June 30, 2011 and 2010, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

The calculations of basic and diluted earnings per share for the six months ended June 30, 2011 and 2010 are:

	For the Six Months Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$111,331	185,186	$.60

Dilutive effect of stock options	0	2,571

Diluted earnings per common share	$111,331	187,757	$.59

	For the Six Months Ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$112,898	189,652	$.60

Dilutive effect of stock options	0	1,629

Diluted earnings per common share	$112,898	191,281	$.59

Employee stock options to purchase 7,606,000 and 16,210,000 shares of common stock, with an average exercise price of $28.26 and $23.46, were outstanding during the six months ended June 30, 2011 and 2010, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a final Accounting Standards Update which represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company is currently evaluating the requirements of the guidance and has not yet determined its impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued a final Accounting Standards Update to amend the presentation of comprehensive income in financial statements. This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income and comprehensive income. The adoption of this guidance may impact the presentation of the Company’s consolidated financial statements, but it will not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for interim and annual periods beginning after December 15, 2011 and will require retrospective application for all periods presented.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2011	2010
Net income	$112,153	$113,697

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	11,002	10,790
Amortization	13,023	11,897
Equity in earnings of unconsolidated affiliate	(58,479)	(47,593)
Distributions received from unconsolidated affiliate	50,760	23,117
Stock-based compensation	7,542	12,935
Provision for losses on receivables	(327)	(893)
Deferred income tax expense	(36)	635
Net realized gains from investments	(5,330)	(21,073)
Change in other long-term liabilities	1,904	26
Change in other assets	(1,658)	(457)
Other	3,858	(3,493)
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	(1,953)	(1,503)
Receivables	(15,353)	(14,324)
Other current assets	(211)	308
Increase (decrease) in
Accounts payable	(1,727)	(1,774)
Accrued liabilities	(21,081)	(22,999)
Deferred revenue	(1,247)	(709)

Total adjustments	(19,313)	(55,110)

Net cash provided by operating activities	$92,840	$58,587

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, during the three months ended September 30, 2010, the Company identified that it had incorrectly classified certain accounts payable related to the purchase of computer software during the three months ended June 30, 2010 as Additions to property and equipment in the Cash flows from investing activities section on the consolidated statement of cash flows in the six months ended June 30, 2010. The effect of the misclassification resulted in Cash flows provided by operating activities and Cash flows used in investing activities being overstated by $7,102 for the six months ended June 30, 2010. The Company has revised its consolidated statement of cash flows for the six months ended June 30, 2010 to appropriately classify this amount to the Cash flows from operating activities. This misclassification had no effect on the consolidated balances sheets, consolidated statements of operations or consolidated statements of comprehensive income.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2. Investment in Unconsolidated Affiliate

The Company has an investment in the general partnership LSV Asset Management (LSV). LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a small number of SEI-sponsored mutual funds. Currently, the Company’s total partnership interest in LSV is approximately 41 percent. The Company accounts for its interest in LSV using the equity method. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.

At June 30, 2011, the Company’s total investment in LSV was $72,439. The investment in LSV exceeded the underlying equity in the net assets of LSV by $3,936, of which $3,062 is considered goodwill embedded in the investment. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV for $50,760 and $44,359 in the six months ended June 30, 2011 and 2010, respectively. The partnership distribution payment of $21,242 received in the three months ended March 31, 2010 is reflected in LSV and LSV Employee Group cash balances, net on the accompanying Consolidated Statement of Cash Flows.

The Company’s proportionate share in the earnings of LSV was $29,530 and $23,519 during the three months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, the Company’s proportionate share in the earnings of LSV was $58,479 and $47,593, respectively.

The following table contains the condensed statements of operations of LSV for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
Revenues	$81,748	$65,011
Net income	72,018	56,641

The following table contains the condensed statements of operations of LSV for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Revenues	$161,150	$131,020
Net income	141,964	114,613

Guaranty Agreements

In 2006, LSV Employee Group purchased an eight percent interest in LSV from two existing partners. In order to finance a portion of the purchase price, LSV Employee Group obtained financing from Bank of America, N.A. (Bank of America) and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The Company agreed to provide a Guaranty Agreement to the lenders of all obligations of LSV Employee Group under the Credit Agreement. In January 2011, LSV Employee Group and Bank of America agreed to amend the Credit Agreement and extend the maturity date of the loan from January 2011 to July 2012. The Company’s obligations under the Guaranty Agreement remain in full force and effect with respect to the amended Credit Agreement. The principal amount and interest of the term loan are paid in quarterly installments. LSV Employee Group made principal payments of $8,793 thus far during 2011. As of July 31, 2011, the remaining unpaid principal balance of the term loan was $1,298.

In April 2011, a group of existing employees of LSV agreed to purchase a partnership interest of an existing LSV employee for $4,300 of which $3,655 was financed through a new term loan with Bank of America. The group of existing LSV employees formed a new limited liability company, LSV Employee Group II, LLC (LSV Employee Group II). The Company provided an unsecured guaranty to the lenders of all the obligations of LSV Employee Group II. The lenders will have the right to seek payment from the Company in the event of a default by LSV Employee Group II. The term loan has a four year term and will be repaid from the quarterly distributions of LSV. LSV Employee Group II made a principal payment of $183 during July 2011. As of July 31, 2011, the remaining unpaid principal balance of the term loan was $3,472.

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

As of July 31, 2011, the Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loans of LSV Employee Group or LSV Employee Group II and, furthermore, fully expects that LSV Employee Group and LSV Employee Group II will meet all of their future obligations regarding their respective term loans.

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

Note 4. Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2011	December 31, 2010
Trade receivables	$41,419	$34,528
Fees earned, not billed	101,355	93,506
Other receivables	7,519	9,651

	150,293	137,685
Less: Allowance for doubtful accounts	(868)	(1,195)

	$149,425	$136,490

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2011	December 31, 2010
Buildings	$136,411	$135,935
Equipment	67,266	63,902
Land	9,890	9,890
Purchased software	77,178	74,720
Furniture and fixtures	18,691	18,566
Leasehold improvements	4,700	4,250
Construction in progress	186	121

	314,322	307,384
Less: Accumulated depreciation and amortization	(177,779)	(166,816)

Property and Equipment, net	$136,543	$140,568

The Company recognized $11,002 and $10,790 in depreciation expense related to property and equipment for the six months ended June 30, 2011 and 2010, respectively.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2011	December 31, 2010
Accrued employee compensation	$26,547	$43,747
Accrued employee benefits and other personnel	5,651	6,988
Accrued consulting, outsourcing and professional fees	20,576	16,390
Accrued brokerage fees	9,571	11,942
Accrued sub-advisory, distribution and other asset management fees	15,769	16,778
Accrued income taxes	0	2,077
Other accrued liabilities	23,221	23,488

Total accrued liabilities	$101,335	$121,410

Note 5. Fair Value Measurements

The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s financial assets, except for the fair value of senior notes issued by structured investment vehicles (SIVs), is determined using Level 1 or Level 2 inputs and consist mainly of investments in equity and fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data for the specific issue owned or pools of similar securities. Level 3 financial assets consist of senior note obligations issued by SIVs. The Company did not have any Level 3 financial liabilities at June 30, 2011 or December 31, 2010. There were no transfers of financial assets between levels within the fair value hierarchy during the six months ended June 30, 2011.

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

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At June 30, 2011
	Fair Value Measurements at Reporting Date Using
	Total	Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity available-for-sale securities	$9,526	$9,526	$0	$0
Fixed income available-for-sale securities	64,770	0	64,770	0
Fixed income securities owned	21,032	0	21,032	0
Trading securities issued by SIVs	60,053	0	0	60,053
Other trading securities	4,130	4,130	0	0

	$159,511	$13,656	$85,802	$60,053

	At December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity available-for-sale securities	$5,853	$5,853	$0	$0
Fixed income available-for-sale securities	68,917	0	68,917	0
Trading securities issued by SIVs	100,645	0	0	100,645
Other trading securities	3,949	3,949	0	0

	$179,364	$9,802	$68,917	$100,645

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2011 to June 30, 2011:

Trading Securities Issued by SIVs
Balance, January 1, 2011	$100,645
Purchases	0
Issuances	0
Principal prepayments and settlements	(10,806)
Sales	(34,706)
Total gains or (losses) (realized/unrealized):
Included in earnings	4,920
Included in other comprehensive income	0
Transfers in and out of Level 3	0

Balance June 30, 2011	$60,053

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2010 to June 30, 2010:

Trading Securities Issued by SIVs
Balance, January 1, 2010	$120,714
Purchases	536
Issuances	0
Principal prepayments and settlements	(23,755)
Sales	(16,416)
Total gains or (losses) (realized/unrealized):
Included in earnings	21,262
Included in other comprehensive income	0
Transfers in and out of Level 3	0

Balance June 30, 2010	$102,341

Note 6. Marketable Securities

Investments Available for Sale

Investments available for sale classified as non-current assets consist of:

	As of June 30, 2011
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SEI-sponsored mutual funds	$8,971	$244	$(8)	$9,207
Other mutual funds	277	42	0	319
Debt securities	62,249	2,521	0	64,770

	$71,497	$2,807	$(8)	$74,296

	As of December 31, 2010
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$5,086	$279	$(14)	$5,351
Other mutual funds	443	59	0	502
Debt securities	67,118	1,799	0	68,917

	$72,647	$2,137	$(14)	$74,770

Net unrealized holding gains at June 30, 2011 and December 31, 2010 were $1,854 (net of income tax expense of $945) and $1,339 (net of income tax expense of $784), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

Gross realized gains and losses from available-for-sale securities during the six months ended June 30, 2011 and 2010 were minimal. Gains and losses from available-for-sale securities are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.

The Company’s debt securities classified as available-for-sale securities are issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SEI Private Trust Company (SPTC) and have maturity dates which range from 2020 to 2040.

Trading Securities

Trading securities of the Company consist of:

	As of June 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SIV securities	$153,477	$0	$(93,424)	$60,053
LSV-sponsored mutual funds	2,049	2,081	0	4,130

	$155,526	$2,081	$(93,424)	$64,183

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SIV securities	$231,026	$0	$(130,381)	$100,645
LSV-sponsored mutual funds	2,049	1,900	0	3,949

	$233,075	$1,900	$(130,381)	$104,594

The Company records all of its trading securities on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.

Through June 30, 2011, the Company recognized $139,915 in cumulative losses from SIV securities and SIV-related issues. During the six months ended June 30, 2011 and 2010, the Company recognized net gains from SIV securities of $4,920 and $21,262, respectively. Of the net gains recognized during the six months ended June 30, 2011, gains of $6,232 resulted from cash payments received from the SIV securities and losses of $1,312 resulted from a decrease in fair value at June 30, 2011. Of the gains recognized during the six months ended June 30, 2010, $14,446 resulted from cash payments received from the SIV securities and $6,433 was from an increase in fair value at June 30, 2010. The net gains from the SIV securities are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.

In January 2011, the Company sold the senior note obligation originally issued by Stanfield Victoria. There was no gain or loss recognized by the Company from the sale of the note in 2011 as the fair value of the Stanfield Victoria note at December 31, 2010 was not different than the sale price received.

The Company has an investment related to the startup of mutual funds sponsored by LSV. These are U.S. dollar denominated funds that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The net gains (losses) from the change in fair value of the funds during the three and six months ended June 30, 2011 and 2010 were minimal.

Securities Owned

During 2011, the Company’s broker-dealer subsidiary, SIDCO, made investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,032 at June 30, 2011. The changes in fair value recognized in the three and six months ended June 30, 2011 were minimal.

Note 7. Lines of Credit

The Company has a five-year $300,000 Credit Agreement (the Credit Facility) which expires in July 2012, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 0.450 percent above the London Interbank Offer Rate (“LIBOR”). There is also a commitment fee equal to 0.09 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility, as amended, contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the Credit Facility may be terminated. As of June 30, 2011, the Company’s ability to borrow from the Credit Facility is not limited by any covenant of the agreement.

The Company made principal payments of $55,000 during the six months ended June 30, 2011. As of June 30, 2011, the outstanding balance of the Credit Facility was $40,000 and is included in Long-term debt on the accompanying Consolidated Balance Sheet. The Company was in compliance with all covenants of the Credit Facility at June 30, 2011.

The Company considers the book value of long-term debt related to the borrowings through the Credit Facility to be representative of its fair value.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the three months ended June 30, 2011.

Note 8. Shareholders’ Equity

Stock-Based Compensation

The Company currently has one active equity compensation plan, the 2007 Equity Compensation Plan (the 2007 Plan), which provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights with respect to up to 20 million shares of common stock of the Company, subject to adjustment for stock splits, reclassifications, mergers and other events. Permitted grantees under the 2007 Plan include employees, non-employee directors and consultants who perform services for the Company. The plan is administered by the Compensation Committee of the Board of Directors of the Company. The Company has only granted non-qualified stock options under the plan. All outstanding stock options have performance-based vesting provisions specific to each option grant that tie the vesting of the applicable stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50 percent when specified diluted earnings per share targets are achieved, and the remaining 50 percent when secondary, higher specified diluted earnings per share targets are achieved. The amount of stock-based compensation expense is based upon management’s estimate of when the earnings per share targets may be achieved.

The Company discontinued any further grants under the Company’s 1998 Equity Compensation Plan (the 1998 Plan) as a result of the approval of the 2007 Plan. No options are available for grant from this plan. Grants made from the 1998 Plan continue in effect under the terms of the grant.

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended June 30, 2011 and 2010, respectively, as follows:

	Three Months Ended June 30,
	2011	2010
Stock-based compensation expense	3,810	$6,278
Less: Deferred tax benefit	(1,427)	(2,367)

Stock-based compensation expense, net of tax	$2,383	$3,911

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the six months ended June 30, 2011 and 2010, respectively, as follows:

	Six Months Ended June 30,
	2011	2010
Stock-based compensation expense	$7,542	$12,935
Less: Deferred tax benefit	(2,825)	(4,880)

Stock-based compensation expense, net of tax	$4,717	$8,055

As of June 30, 2011, there was approximately $44,986 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense

Remainder of 2011	$7,410
2012	14,456
2013	12,605
2014	5,543
2015	3,279
2016	1,693

$44,986

During the six months ended June 30, 2010, the Company revised its previous estimate made as of December 31, 2009 of when certain vesting targets are expected to be achieved. This change in management’s estimate resulted in a decrease of $2,492 in stock-based compensation expense in the six months ended June 30, 2010. There was no change in management’s estimate for the achievement of vesting targets during the six months ended June 30, 2011.

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $8,205 and $4,921, respectively. The total options exercisable as of June 30, 2011 had an intrinsic value of $63,155. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 30, 2011 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2011 was $22.51 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of June 30, 2011 was $17.66. Total options that were outstanding as of June 30, 2011 was 26,349,000.

Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 4,215,000 shares at a total cost of $95,144 during the six months ended June 30, 2011. As of June 30, 2011, the Company has $112,298 of authorization remaining for the purchase of our common stock under the program.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Cash Dividend

On May 25, 2011, the Board of Directors declared a cash dividend of $.12 per share on the Company’s common stock, which was paid on June 28, 2011, to shareholders of record on June 20, 2011. Cash dividends declared during the six months ended June 30, 2011 and 2010 were $22,041 and $18,890, respectively.

Noncontrolling Interest

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2011 to June 30, 2011:

Noncontrolling interest
Balance, January 1, 2011	$15,155
Net income attributable to noncontrolling interest	822
Foreign currency translation adjustments	925

Balance, June 30, 2011	$16,902

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2010 to June 30, 2010:

Noncontrolling interest
Balance, January 1, 2010	$121,895
Net income attributable to noncontrolling interest	799
Foreign currency translation adjustments	(794)
Deconsolidation of LSV	(65,522)
Deconsolidation of LSV Employee Group	(43,536)

Balance, June 30, 2010	$12,842

Note 9. Accumulated Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, consists of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)

Total accumulated comprehensive income at December 31, 2010	$1,152	$1,339	$2,491
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2010	666	0	666

Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2010	$1,818	$1,339	$3,157

Total comprehensive income for the six months ended June 30, 2011	$4,295	$515	$4,810
Less: Total comprehensive income attributable to noncontrolling interest for the six months ended June 30, 2011	(925)	0	(925)

Total comprehensive income attributable to SEI Investments Company for the six months ended June 30, 2011	$3,370	$515	$3,885

Total accumulated comprehensive income at June 30, 2011	$5,447	$1,854	$7,301
Less: Total accumulated comprehensive income attributable to noncontrolling interest at June 30, 2011	(259)	0	(259)

Total accumulated comprehensive income attributable to SEI Investments Company at June 30, 2011	$5,188	$1,854	$7,042

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2011 and 2010. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended June 30, 2011 and 2010.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total

	For the Three Months Ended June 30, 2011
Revenues	$87,873	$49,768	$54,731	$44,452	$936	$237,760
Expenses	86,274	27,734	27,406	29,282	2,920	173,616

Operating profit (loss)	$1,599	$22,034	$27,325	$15,170	$(1,984)	$64,144
Operating margin	2%	44%	50%	34%	N/A	27%

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total

	For the Three Months Ended June 30, 2010
Revenues	$90,091	$46,398	$51,446	$39,440	$1,013	$228,388
Expenses	78,612	28,120	26,576	25,596	2,739	161,643

Operating profit (loss)	$11,479	$18,278	$24,870	$13,844	$(1,726)	$66,745
Operating margin	13%	39%	48%	35%	N/A	29%

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the quarters ended June 30, 2011 and 2010 is as follows:

	2011	2010
Total operating profit from segments above	$64,144	$66,745
Corporate overhead expenses	(10,720)	(9,941)
Noncontrolling interest reflected in segments	533	368

Income from operations	$53,957	$57,172

The following tables provide additional information for the three months ended June 30, 2011 and 2010 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2011	2010	2011	2010
Private Banks	$6,783	$7,559	$3,962	$4,044
Investment Advisors	2,296	2,673	556	592
Institutional Investors	251	555	268	291
Investment Managers	89	752	435	473
Investments in New Businesses	92	135	29	36

Total from business segments	$9,511	$11,674	$5,250	$5,436
Corporate Overhead	(24)	157	141	148

	$9,487	$11,831	$5,391	$5,584

	Amortization
	2011	2010
Private Banks	$4,608	$3,765
Investment Advisors	1,551	1,364
Institutional Investors	196	301
Investment Managers	131	206
Investments in New Businesses	65	118

Total from business segments	$6,551	$5,754
Corporate Overhead	241	243

	$6,792	$5,997

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the six months ended June 30, 2011 and 2010.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total

	For the Six Months Ended June 30, 2011
Revenues	$174,582	$97,876	$107,916	$87,893	$1,986	$470,253
Expenses	168,677	54,774	54,359	57,281	6,045	341,136

Operating profit (loss)	$5,905	$43,102	$53,557	$30,612	$(4,059)	$129,117
Operating margin	3%	44%	50%	35%	N/A	27%

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total

	For the Six Months Ended June 30, 2010
Revenues	$177,212	$91,861	$101,785	$77,050	$2,015	$449,923
Expenses	156,211	55,703	52,956	50,155	5,400	320,425

Operating profit (loss)	$21,001	$36,158	$48,829	$26,895	$(3,385)	$129,498
Operating margin	12%	39%	48%	35%	N/A	29%

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010 is as follows:

	2011	2010
Total operating profit from segments above	$129,117	$129,498
Corporate overhead expenses	(21,368)	(19,658)
Noncontrolling interest reflected in segments	805	677

Income from operations	$108,554	$110,517

The following tables provide additional information for the six months ended June 30, 2011 and 2010 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2011	2010	2011	2010
Private Banks	$17,813	$15,436	$8,000	$7,752
Investment Advisors	6,038	5,498	1,147	1,156
Institutional Investors	1,132	1,257	560	567
Investment Managers	1,873	1,871	938	943
Investments in New Businesses	304	291	59	73

Total from business segments	$27,160	$24,353	$10,704	$10,491
Corporate Overhead	350	426	298	299

	$27,510	$24,779	$11,002	$10,790

	Amortization
	2011	2010
Private Banks	$8,837	$7,466
Investment Advisors	2,969	2,704
Institutional Investors	363	605
Investment Managers	246	411
Investments in New Businesses	124	225

Total from business segments	$12,539	$11,411
Corporate Overhead	484	486

	$13,023	$11,897

Note 11. Income Taxes

The gross liability for unrecognized tax benefits at June 30, 2011 and December 31, 2010 was $7,401 and $5,723, respectively, exclusive of interest and penalties, of which $6,350 and $4,870 would affect the effective tax rate if the Company were to recognize the tax benefit.

The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2011 and December 31, 2010, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $702 and $689, respectively.

	June 30, 2011	December 31, 2010
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$7,401	$5,723
Interest and penalties on unrecognized benefits	702	689

Total gross uncertain tax positions	$8,103	$6,412

Amount included in Current liabilities	$554	$767
Amount included in Other long-term liabilities	7,549	5,645

	$8,103	$6,412

The Company’s effective tax rates were 34.7 percent and 37.8 percent for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, the Company’s tax rates were 36.0 percent and 37.8 percent, respectively. In December 2010, the research and development tax credit was reinstated for calendar year 2010 and 2011. The 2011 tax rate reflects a benefit for research and development tax credit whereas the 2010 tax rate did not reflect any benefit. Additionally, during the three months ended June 30, 2011, management determined the Company was eligible for the Domestic Production Activities Deduction. The effective rate in the three months ended June 30, 2011 reflects the benefit of this deduction for both 2011 and 2010.

The Company files income tax returns in the United States on a consolidated basis and in many U.S. state and foreign jurisdictions. The Company is subject to examination of income tax returns by the Internal Revenue Service (IRS) and other domestic and foreign tax authorities. The Company is no longer subject to U.S. federal income tax examination for years before 2008 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2006.

The Company estimates it will recognize $554 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 12. Commitments and Contingencies

In the normal course of business, the Company is party to various claims and legal proceedings.

One of SEI’s principal subsidiaries, SIDCO, has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC. The first complaint was filed on August 5, 2009. To date, the Complaints have been filed in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland. The three complaints filed in the District of Maryland have been voluntarily dismissed by the plaintiffs. Two of them were subsequently re-filed in the Southern District of New York. Two of the complaints filed in the Southern District of New York have also been voluntarily dismissed by plaintiffs. The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; ProShares Trust II, SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed adequately to describe the nature and risks of the investments. The Complaints allege that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. The Complaints seek unspecified compensatory and other damages, reasonable costs and other relief. Defendants have moved to consolidate the complaints, which motion has been granted. The Court appointed lead plaintiff on July 13, 2010, and an amended consolidated class action complaint was filed on September 25, 2010 asserting substantially the same claims. Defendants moved to dismiss on November 15, 2010. On December 16, 2010, lead plaintiff informed the Court and Defendants that lead plaintiff elected to file a second amended consolidated complaint, which was filed on January 31, 2011. Defendants filed a motion to dismiss the second complaint on March 17, 2011. The Court has permitted the parties to file supplemental briefing due July 13, 2011 with replies due July 20, 2011, after which the motion will be fully briefed. While the outcome of this litigation is uncertain given its early phase, SEI believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

SEI has been named in six lawsuits filed in Louisiana. Five lawsuits were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action under the Louisiana Securities Act. The putative class action originally included a claim against SEI and SPTC for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy. In addition, another group of plaintiffs have filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and SPTC and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank. Two of the five actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases have been transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The plaintiffs in the remaining two cases in East Baton Rouge have granted SEI an extension to respond to the filings. SEI and SPTC filed exceptions in the putative class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge putative class action; plaintiffs filed a motion for class certification which is set for hearing on October 4-6, 2011; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

Because of the uncertainty of the make-up of the classes, the specific theories of liability that may survive a motion to dismiss, the lack of discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the foregoing lawsuits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at June 30, 2011 and 2010, the consolidated results of operations for the three and six months ended June 30, 2011 and 2010 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Consolidated Summary

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses, and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of June 30, 2011, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $429.8 billion in mutual fund and pooled or separately managed assets, including $180.4 billion in assets under management and $249.4 billion in client assets under administration.

Our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 were:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change

Revenues	$237,760	$228,388	4%	$470,253	$449,923	5%
Expenses	183,803	171,216	7%	361,699	339,406	7%

Income from operations	53,957	57,172	(6%)	108,554	110,517	(2%)

Net (loss) gain from investments	(1,948)	3,594	N/A	5,330	21,073	(75%)
Interest income, net of interest expense	1,281	1,087	18%	2,621	2,316	13%
Other income	0	1,070	N/A	0	1,070	N/A
Equity in earnings of unconsolidated affiliate	29,530	23,519	26%	58,479	47,593	23%

Income before income taxes	82,820	86,442	(4%)	174,984	182,569	(4%)
Income taxes	28,707	32,603	(12%)	62,831	68,872	(9%)

Net income	54,113	53,839	1%	112,153	113,697	(1%)

Less: Net income attributable to noncontrolling interest	(510)	(361)	41%	(822)	(799)	3%

Net income attributable to SEI Investments Company	$53,603	$53,478	0%	$111,331	$112,898	(1%)

Diluted earnings per common share	$.29	$.28	4%	$.59	$.59	0%

In our opinion, the following items had a significant impact on our financial results for the three and six months ended June 30, 2011 and 2010:

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

•

Revenues in our Private Banks segment decreased due to lower investment processing fees from bank clients involved in mergers and acquisitions and price reductions provided to existing clients that contracted for longer periods as well as lower trade-execution fees from reduced trading volumes in the capital markets. The previously discussed increase in asset management fees as well as investment processing fees from new and existing Global Wealth Services clients implemented onto the Global Wealth Platform partially offset the decline in revenues.

•

Revenues in the prior year comparable period in the Private Banks segment include $5.0 million of one-time contract termination fees recorded in the second quarter 2010 from a bank client lost as a result of an acquisition, contributing to the decline in the six months ended June 20, 2011.

•

Our proportionate share in the earnings of LSV in the first six months of 2011 was $58.5 million, as compared to $47.6 million in first six months of 2010, an increase of 23 percent. LSV’s revenues increased because of market appreciation in the value of assets under management. LSV’s assets under management were $60.6 billion at June 30, 2011, as compared to $47.8 billion at June 30, 2010, an increase of 27 percent.

•

We recognized losses of $1.9 million and net gains of $4.9 million from SIV securities in the three and six months ended June 30, 2011, respectively, as compared to gains of $3.9 million and $21.3 million in the prior year periods. Approximately $6.2 million of the net gain in the first six months of 2011 resulted from cash payments received from the SIV securities that had been previously written down.

•

We continued to invest in the Global Wealth Platform and its operational infrastructure. A larger portion of these costs are not capitalized, which partially contributed to the increase in Consulting, outsourcing and professional fees. During the first six months of 2011, we capitalized $20.5 million for significant enhancements and new functionality for the platform, as compared to $17.6 million in the first six months of 2010. We will continue to incur significant development costs for enhancements and upgrades to the Global Wealth Platform.

•

Our operating expenses related to servicing new and existing Global Wealth Services clients implemented on the Global Wealth Platform as well as new clients of our hedge fund and separately managed accounts solutions increased during the first six months of 2011. These increased operational costs are included in Compensation, benefits and other personnel, Consulting, outsourcing and professional fees, and Data processing and computer related expenses on the accompanying Consolidated Statements of Operations.

•

Stock-based compensation costs in 2011 reflect the return to normal levels of expense amortization as compared to the level in 2010 when stock-based compensation was accelerated for stock options that were expected to achieve performance vesting targets earlier than originally estimated.

•

Our effective tax rate for the first six months of 2011 decreased to 36.0 percent as compared to 37.8 percent in the first six months of 2010. Our tax rate in 2011 was favorably impacted by the reinstatement of the research and development tax credit which occurred in December 2010 and tax planning strategies implemented during the second quarter 2011.

•

We made principal payments of $55.0 million and $83.0 million during the first six months of 2011 and 2010, respectively, to reduce the outstanding balance of our credit facility. As of June 30, 2011, the outstanding balance of the credit facility was $40.0 million.

•	We continued our stock repurchase program during 2011 and purchased 4,215,000 shares at an average price of approximately $22.57 per share in the six month period.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest. These assets are not included in our balance sheets because we do not own them.

Asset Balances
(In millions)
	As of June 30,		Percent Change
	2011	2010
Private Banks:
Equity and fixed income programs	$16,720	$11,769	42%
Collective trust fund programs	504	640	(21%)
Liquidity funds	4,918	5,175	(5%)

Total assets under management	$22,142	$17,584	26%
Client proprietary assets under administration	10,994	10,335	6%

Total assets	$33,136	$27,919	19%

Investment Advisors:
Equity and fixed income programs	28,410	23,699	20%
Collective trust fund programs	1,499	2,066	(27%)
Liquidity funds	1,651	2,635	(37%)

Total assets under management	$31,560	$28,400	11%

Institutional Investors:
Equity and fixed income programs	51,180	43,506	18%
Collective trust fund programs	482	643	(25%)
Liquidity funds	3,146	2,558	23%

Total assets under management	$54,808	$46,707	17%

Investment Managers:
Equity and fixed income programs	50	1	N/A
Collective trust fund programs	10,372	7,366	41%
Liquidity funds	179	428	(58%)

Total assets under management	$10,601	$7,795	36%
Client proprietary assets under administration	238,432	220,459	8%

Total assets	$249,033	$228,254	9%

Investments in New Businesses:
Equity and fixed income programs	558	496	13%
Liquidity funds	41	74	(45%)

Total assets under management	$599	$570	5%

LSV:
Equity and fixed income programs	$60,626	$47,822	27%

Consolidated:
Equity and fixed income programs	157,544	127,293	24%
Collective trust fund programs	12,857	10,715	20%
Liquidity funds	9,935	10,870	(9%)

Total assets under management	$180,336	$148,878	21%
Client proprietary assets under administration	249,426	230,794	8%

Total assets under management and administration	$429,762	$379,672	13%

Assets under management are total assets of our clients or their customers invested in our equity and fixed-income investment programs, collective trust fund programs, and liquidity funds for which we provide asset management services. Assets under management and administration also include total assets of our clients or their customers for which we provide administrative services, including client proprietary fund balances for which we provide administration and/or distribution services.

Business Segments

Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change

Private Banks:
Revenues	$87,873	$90,091	(2%)	$174,582	$177,212	(1%)
Expenses	86,274	78,612	10%	168,677	156,211	8%

Operating Profit	$1,599	$11,479	(86%)	$5,905	$21,001	(72%)
Operating Margin	2%	13%		3%	12%

Investment Advisors:
Revenues	$49,768	$46,398	7%	$97,876	$91,861	7%
Expenses	27,734	28,120	(1%)	54,774	55,703	(2%)

Operating Profit	$22,034	$18,278	21%	$43,102	$36,158	19%
Operating Margin	44%	39%		44%	39%

Institutional Investors:
Revenues	$54,731	$51,446	6%	$107,916	$101,785	6%
Expenses	27,406	26,576	3%	54,359	52,956	3%

Operating Profit	$27,325	$24,870	10%	$53,557	$48,829	10%
Operating Margin	50%	48%		50%	48%

Investment Managers:
Revenues	$44,452	$39,440	13%	$87,893	$77,050	14%
Expenses	29,282	25,596	14%	57,281	50,155	14%

Operating Profit	$15,170	$13,844	10%	$30,612	$26,895	14%
Operating Margin	34%	35%		35%	35%

Investments in New Businesses:
Revenues	$936	$1,013	(8%)	$1,986	$2,015	(1%)
Expenses	2,920	2,739	7%	6,045	5,400	12%

Operating Loss	$(1,984)	$(1,726)	N/A	$(4,059)	$(3,385)	N/A
Operating Margin	N/A	N/A		N/A	N/A

For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended			Six Months Ended
	June 30, 2011	June 30, 2010	Percent Change	June 30, 2011	June 30, 2010	Percent Change

Revenues:
Investment processing and software servicing fees	$55,587	$60,572	(8%)	$111,033	$118,498	(6%)
Asset management, administration & distribution fees	25,311	21,462	18%	49,229	42,318	16%
Transaction-based and trade execution fees	6,975	8,057	(13%)	14,320	16,396	(13%)

Total revenues	$87,873	$90,091	(2%)	$174,582	$177,212	(1%)

Revenues decreased $2.2 million, or two percent, in the three month period and $2.6 million, or one percent, in the six month period ended June 30, 2011 and were primarily affected by:

•

Lower recurring investment processing fees mainly due to lost clients involved in mergers and acquisitions as well as price reductions provided to existing clients that contracted for longer periods, offset partially by increased fees from new clients;

•	$5.0 million in one-time contract termination fees recorded in the second quarter 2010 from a bank client lost as a result of an acquisition; and

•	Decreased trade execution fees due to lower trading volumes in the capital markets; partially offset by

•	Increased investment management fees from existing international clients due to higher assets under management from improved capital markets and positive cash flows; and

•	Increased net investment processing fees from new and existing Global Wealth Services clients implemented onto the Global Wealth Platform.

Operating margins decreased to 2 percent compared to 13 percent in the three month period and were 3 percent compared to 12 percent in the six month period. Operating income decreased $9.9 million, or 86 percent, in the three month period and $15.1 million, or 72 percent, in the six month period and was primarily affected by:

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

Investment Advisors

Revenues increased $3.4 million, or seven percent, in the three month period and $6.0 million, or seven percent, in the six month period ended June 30, 2011 and were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by improved capital markets; and

•	An increase in the average basis points earned on assets due to client-directed shifts from liquidity products to our equity and fixed income programs.

Operating margins increased to 44 percent, as compared to 39 percent in both the three and six month periods. Operating income increased by $3.8 million, or 21 percent, in the three month period, and $6.9 million, or 19 percent, in the six month period and was primarily affected by:

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

Institutional Investors

Revenues increased $3.3 million, or six percent, in the three month period and $6.1 million, or six percent, in the six month period ended June 30, 2011 and were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by improved capital markets as well as additional asset funding from existing clients;

•	Annual client performance-based fees recognized in second quarter 2011; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by

•	Client losses.

Operating margins increased to 50 percent, as compared to 48 percent in both the three and six month periods. Operating income increased $2.5 million, or 10 percent, in the three month period and $4.7 million, or ten percent, in the six month period and was primarily affected by:

•	An increase in revenues;

•	Decreased stock-based compensation costs; and

•	Decreased discretionary marketing and promotion expenses; partially offset by

•	Increased direct expenses associated with higher investment management fees; and

•	Increased compensation and other personnel expenses.

Investment Managers

Revenues increased $5.0 million, or 13 percent, in the three month period and $10.8 million, or 14 percent, in the six month period ended June 30, 2011 and were primarily affected by:

•	Cash flows from new clients of our hedge fund and separately managed accounts solutions; and

•	Net positive cash flows from existing hedge fund clients mainly due to higher valuations from capital market increases; partially offset by

•	Client losses.

Operating margins decreased to 34 percent, as compared to 35 percent in the three month period and remained at 35 percent in the six month period. Operating income increased $1.3 million, or 10 percent, in the three month period and $3.7 million, or 14 percent, in the six month period and was primarily affected by:

•	An increase in revenues; and

•	Decreased stock-based compensation costs; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new clients of our hedge fund and separately managed accounts solutions.

Other

Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net (loss) gain from investments	$(1,948)	$3,594	$5,330	$21,073
Interest and dividend income	1,436	1,502	2,980	3,202
Interest expense	(155)	(415)	(359)	(886)
Other income	0	1,070	0	1,070
Equity in earnings of unconsolidated affiliate	29,530	23,519	58,479	47,593

Total other income and expense items, net	$28,863	$29,270	$66,430	$72,052

Net (loss) gain from investments

Net (loss) gain from investments consists of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(Losses) Gains from SIV securities	$(1,944)	$3,913	$4,920	$21,262
Net realized and unrealized gains from marketable securities	(4)	(319)	410	(189)

Net (loss) gain from investments	$(1,948)	$3,594	$5,330	$21,073

During the six months ended June 30, 2011, we recognized net gains of $4,920 from SIV securities, of which gains of $6,232 resulted from cash payments received from the SIV securities and losses of $1,312 resulted from a decrease in fair value at June 30, 2011. In addition, we sold the senior note obligation originally issued by Stanfield Victoria. There was no gain or loss recognized from the sale of the note as the fair value of the Stanfield Victoria note at December 31, 2010 was not different than the sale price received.

During the six months ended June 30, 2010, we recognized gains of $21,262 from SIV securities, of which $14,446 resulted from cash payments received from the SIV securities and $6,433 from an increase in fair value at June 30, 2010. In addition, the Company recognized a net gain of $383 from the sales of two SIV securities during the six months ended June 30, 2010.

Interest and dividend income

Interest and dividend income is earned based upon the amount of cash that is invested daily and the average yield earned on those balances.

Interest expense

Interest expense includes the interest charges and fees related to the borrowings under our credit facility.

Equity in the earnings of unconsolidated affiliate

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statement of Operations includes our less than 50 percent ownership in LSV. Our proportionate share in the earnings of LSV was $29.5 million in the three months ended June 30, 2011 as compared to $23.5 million in three months ended June 30, 2010, an increase of 26 percent. Our proportionate share in the earnings of LSV was $58.5 million in the six months ended June 30, 2011 as compared to $47.6 million in the six months ended June 30, 2010, an increase of 23 percent. The increases in the three and six month periods in 2011 were due to increased assets under management from existing clients because of improved capital markets. LSV’s assets under management increased $12.8 billion to $60.6 billion at June 30, 2011 as compared to $47.8 billion at June 30, 2010, an increase of 27 percent.

Noncontrolling interest

Noncontrolling interest includes the interest of other shareholders in a joint venture of the Company in an asset management firm located in South Korea.

Income Taxes

Our effective tax rates were 34.7 percent and 37.8 percent for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, our effective tax rates were 36.0 percent and 37.8 percent, respectively. Our tax rate in 2011 was favorably impacted by the reinstatement of the research and development tax credit which was written into law in December 2010. Additionally, during the three months ended June 30, 2011, we determined that SEI was eligible for the Domestic Production Activities Deduction. The effective rate in the three months ended June 30, 2011 reflects the benefit of this deduction for both 2011 and 2010. We may be able to amend prior year tax returns to obtain benefits for the Domestic Production Activities deduction which would be recognized when we make such a determination; however, any benefit is not expected to be significant.

Stock-Based Compensation

During the six months ended June 30, 2011 and 2010, we recognized approximately $7.5 million and $12.9 million, respectively, in stock-based compensation expense, a decrease of $5.4 million. This decrease consisted of the following components:

Change in Stock-Based Compensation Expense
Stock-based compensation cost recognized in 2011 for grants made in December 2010	$2,700
Stock-based compensation cost associated with options that vested at December 31, 2010	(7,788)
Other items	(305)

$5,393

Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2011	$7,410
2012	14,456
2013	12,605
2014	5,543
2015	3,279
2016	1,693

$44,986

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

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$92,840	$58,587
Net cash provided by (used in) investing activities	1,341	(35,695)
Net cash used in financing activities	(148,162)	(151,840)

Net increase (decrease) in cash and cash equivalents	(53,981)	(128,948)
Cash and cash equivalents, beginning of period	496,292	590,877

Cash and cash equivalents, end of period	$442,311	$461,929

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At June 30, 2011, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility. During 2009, we borrowed $254.0 million through our five-year, $300.0 million credit facility and used the proceeds to purchase SIV securities from SEI-sponsored money market funds. Through June 30, 2011, we made principal payments of $214.0 million, including $55.0 million during 2011, to reduce the outstanding balance of our credit facility. As of June 30, 2011, the outstanding balance of the credit facility was $40.0 million. At September 30, 2011, the outstanding balance of the credit facility will be classified as short-term debt due to the expiration date of the agreement in July 2012 (See Note 7 to the Consolidated Financial Statements).

Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. As of July 31, 2011, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $329.9 million.

Our credit facility is an unsecured senior revolving line of credit with JPMorgan Chase Bank, N.A., individually and as agent and a syndicate of other lenders. The credit facility is scheduled to expire in July 2012. The availability of the credit facility is subject to the compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. Of all of the covenants, we believe satisfying the leverage ratio could be the most difficult in the future. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). We must maintain a ratio of consolidated indebtedness of not more than 1.75 times the amount of EBITDA until the expiration of the agreement. As of June 30, 2011, our leverage ratio is 0.11 times EBITDA. According to the terms of the covenant, we must include the outstanding debt of LSV Employee Group in the calculation of consolidated indebtedness (See Note 2 to the Consolidated Financial Statements). We do not anticipate that this covenant or any covenant of the credit facility will restrict our ability to utilize the credit facility.

During the third quarter 2010, we identified that we incorrectly classified certain accounts payable related to the purchase of computer software during the second quarter 2010 as Additions to property and equipment in the Cash flows from investing activities section on the consolidated statement of cash flows in the six months ended June 30, 2010. The effect of the misclassification resulted in Cash flows provided by operating activities and Cash flows used in investing activities being overstated by $7.1 million for the six months ended June 30, 2010. We have revised our consolidated statement of cash flows for the six months ended June 30, 2010 to appropriately classify this amount to the Cash flows from operating activities (See Note 1 to the Consolidated Financial Statements).

Cash flows from operations increased $27.2 million in the first six months of 2011 compared to the first six months of 2010 due to the partnership distribution payment received from LSV, non-cash adjustments for net realized gains from marketable securities in 2011 as opposed to 2010, and the net change in our working capital accounts.

Cash flows from investing activities increased $44.1 million in the first six months of 2011 compared to the first six months of 2010 primarily due to the net reduction of $37.1 million in our cash and cash equivalents during the first quarter of 2010 from the deconsolidation of the accounts of LSV. Net cash used in investing activities also includes:

•

Purchases, sales and maturities of marketable securities. We had cash outflows of $36.6 million for the purchase of marketable securities in the first six months of 2011 as compared to $24.8 million in the first six months of 2010. Marketable securities purchased in 2011 consisted of investments in U.S. government agency and commercial paper securities with maturity dates less than one year by SIDCO and investments for the start-up of new investment products. Marketable securities purchased in 2010 consisted of investments for the start-up of new investment products and additional GNMA securities to satisfy applicable regulatory requirements of SPTC. We had cash inflows of $60.5 million from sales of marketable securities in the first six months of 2011 as compared to $51.4 million in the first six months of 2010. Marketable securities sold in 2011 and 2010 primarily includes the proceeds from the sales of SIV securities.

•

The capitalization of costs incurred in developing computer software. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality of the platform. We capitalized $20.5 million of software development costs in the first six months of 2011 as compared to $17.6 million in the first six months of 2010. Amounts capitalized in 2011 and 2010 include costs for significant enhancements and upgrades to the platform.

•

Capital expenditures. Our capital expenditures in the first six months of 2011 and 2010 primarily include equipment for our data center operations. We expect to make additional purchases for the support of our data center operations during 2011.

Net cash used in financing activities includes:

•

Principal payments of our debt. Principal payments in the first six months of 2011 and 2010 include payments of $55.0 million and $83.0 million, respectively, to reduce the outstanding debt associated with our credit facility.

•

The repurchase of our common stock. We spent approximately $95.1 million during the first six months of 2011 and $49.7 million during the first six months of 2010 for the repurchase of our common stock. As of July 31, 2011, we have approximately $99.3 million of authorization remaining under the program.

•

Dividend payments. Cash dividends paid were $22.0 million or $.12 per share in the first six months of 2011 and 36.0 million or $.19 per share in the first six months of 2010. The decrease in dividends paid in 2011 was due to the payment date of the December 2010 dividend occurring in the calendar year as compared to the payment date of the dividends declared in December 2009 which occurred in January 2010.

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

Our principal, regulated wholly-owned subsidiaries are SEI Investments Distribution Co., or SIDCO, SEI Investments Management Corporation, or SIMC, SEI Private Trust Company, or SPTC, SEI Trust Company, or STC, and SEI Investments (Europe) Limited, or SIEL. SIDCO is a broker-dealer registered with the SEC under the Securities and Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, Inc. (FINRA). SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940. SPTC is a limited purpose federal thrift chartered and regulated by the Office of the Comptroller of the Currency. STC is a Pennsylvania trust company, regulated by the Pennsylvania Department of Banking. SIEL is an investment manager and financial institution subject to regulation by the Financial Services Authority of the United Kingdom. In addition, various SEI subsidiaries are subject to the jurisdiction of regulatory authorities in Canada, the Republic of Ireland and other foreign countries. The Company has a minority ownership interest in LSV, which is also an investment advisor registered with the SEC. The Company is a savings association holding company regulated by the Board of Governors of the Federal Reserve System.

SIDCO and SIMC are subject to various federal and state laws and regulations and rules of self-regulatory organizations (such as FINRA) that grant supervisory agencies, including the SEC and FINRA, broad administrative powers. In the event of a failure to comply with these laws and regulations, the possible sanctions that may be imposed include the suspension of individual employees, limitations on the permissibility of SIDCO, SIMC, SEI, and our other subsidiaries to engage in business for specified periods of time, the revocation of applicable registration as a broker-dealer or investment advisor, as the case may be, censures, and fines. SPTC and STC are subject to laws and regulations imposed by federal and state banking authorities. In the event of a failure to comply with these laws and regulations, restrictions, including revocation of applicable banking charter, may be placed on the business of these companies and fines or other sanctions may be imposed. Additionally, the securities and banking laws applicable to us and our subsidiaries provide for certain private rights of action that could give rise to civil litigation. Any litigation could have significant financial and non-financial consequences including monetary judgments and the requirement to take action or limit activities that could ultimately affect our business.

Compliance with existing and future regulations and responding to and complying with recent regulatory activity affecting broker-dealers, investment advisors, investment companies and their service providers and financial institutions could have a significant impact on us. We periodically undergo regulatory examinations and respond to regulatory inquiries, and document requests. Regulatory scrutiny has increased significantly over the last year or so, particularly in the case of FINRA, SEC and bank regulatory attention. As a result of these examinations, inquiries and requests, and as a result of increased civil litigation activity, we engage legal counsel, review our compliance procedures and business operations, and make changes as we deem necessary. These additional activities may result in increased expense or may reduce revenues.

We offer investment and banking products that also are subject to regulation by the federal and state securities and banking authorities, as well as foreign regulatory authorities, where applicable. Existing or future regulations that affect these products could lead to a reduction in sales of these products.

The Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law in July 2010 makes extensive changes to the laws regulating financial services firms. Among other things, this Act abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies. The legislation requires significant rule-making and mandates multiple studies, which could result in additional legislative or regulatory action. We are currently evaluating the impact the legislation will have on us and our subsidiaries and the products and services we provide to our clients.

Governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to compensation, our business practices, our past actions and other matters has increased dramatically in the past several years. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of our senior management from our business. Penalties and fines sought by regulatory authorities have increased substantially over the last several years, and certain regulators have been more likely in recent years to commence enforcement actions or to advance or support legislation targeted at the financial services industry. Governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation and on the morale and performance of our employees, which could adversely affect our businesses and results of operations.

Among other things, as a result of regulators enforcing existing laws and regulations, we could be fined, prohibited from engaging in some of our business activities, subject to limitations or conditions on our business activities or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our business or with respect to our employees.

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

(b)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

One of SEI’s principal subsidiaries, SIDCO, has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC. The first complaint was filed on August 5, 2009. To date, the Complaints have been filed in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland. The three complaints filed in the District of Maryland have been voluntarily dismissed by the plaintiffs. Two of them were subsequently re-filed in the Southern District of New York. Two of the complaints filed in the Southern District of New York have also been voluntarily dismissed by plaintiffs. The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; ProShares Trust II, SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed adequately to describe the nature and risks of the investments. The Complaints allege that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. The Complaints seek unspecified compensatory and other damages, reasonable costs and other relief. Defendants have moved to consolidate the complaints, which motion has been granted. The Court appointed lead plaintiff on July 13, 2010, and an amended consolidated class action complaint was filed on September 25, 2010 asserting substantially the same claims. Defendants moved to dismiss on November 15, 2010. On December 16, 2010, lead plaintiff informed the Court and Defendants that lead plaintiff elected to file a second amended consolidated complaint, which was filed on January 31, 2011. Defendants filed a motion to dismiss the second complaint on March 17, 2011. The Court has permitted the parties to file supplemental briefing due July 13, 2011 with replies due July 20, 2011, after which the motion will be fully briefed. While the outcome of this litigation is uncertain given its early phase, SEI believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

SEI has been named in six lawsuits filed in Louisiana. Five lawsuits were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action under the Louisiana Securities Act. The putative class action originally included a claim against SEI and SPTC for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy. In addition, another group of plaintiffs have filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and SPTC and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank. Two of the five actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases have been transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The plaintiffs in the remaining two cases in East Baton Rouge have granted SEI an extension to respond to the filings. SEI and SPTC filed exceptions in the putative class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge putative class action; plaintiffs filed a motion for class certification which is set for hearing on October 4-6, 2011; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

Because of the uncertainty of the make-up of the classes, the specific theories of liability that may survive a motion to dismiss, the lack of discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, we are not reasonably able to provide an estimate of loss, if any, with respect to the foregoing lawsuits.

Item 1A. Risk Factors

Information regarding risk factors appears in Part I - Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Our Board of Directors has authorized the repurchase of up to $1.828 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended June 30, 2011 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1 – 30, 2011	200,000	$22.33	200,000	$63,496,000
May 1 – 31, 2011	1,025,000	22.81	1,025,000	140,118,000
June 1 – 30, 2011	1,265,000	21.99	1,265,000	112,298,000

Total	2,490,000	22.35	2,490,000

Item 6. Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	August 4, 2011	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer