Form 10-Q
period 2011-09-30
SEI INVESTMENTS CO
filed 2011-11-03
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2011 was 178,784,226.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	September 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$428,865	$496,292
Restricted cash	4,000	4,000
Receivables from regulated investment companies	27,493	29,282
Receivables, net of allowance for doubtful accounts of $1,097 and $1,195 (Note 4)	139,461	136,490
Deferred income taxes	1,051	1,387
Securities owned (Note 6)	20,032	0
Other current assets	17,544	16,268

Total Current Assets	638,446	683,719

Property and Equipment, net of accumulated depreciation and amortization of $182,045 and $166,816 (Note 4)	133,115	140,568

Capitalized Software, net of accumulated amortization of $110,246 and $90,947	305,589	294,332

Investments Available for Sale (Note 6)	77,978	74,770

Trading Securities (Note 6)	59,130	104,594

Investment in Unconsolidated Affiliate (Note 2)	67,994	64,409

Other Assets, net	21,455	14,831

Total Assets	$1,303,707	$1,377,223

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	September 30, 2011	December 31, 2010
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$6,904	$4,582
Accrued liabilities (Note 4)	104,960	121,410
Current portion of long-term debt (Note 7)	20,000	0
Deferred revenue	1,109	1,608

Total Current Liabilities	132,973	127,600

Long-term Debt (Note 7)	0	95,000

Deferred Income Taxes	90,682	92,253

Other Long-term Liabilities (Note 11)	11,172	5,645

Total Liabilities	234,827	320,498

Commitments and Contingencies (Note 12)
Equity:
SEI Investments Company shareholders’ equity:
Common stock, $.01 par value, 750,000 shares authorized; 179,611 and 186,141 shares issued and outstanding	1,796	1,861
Capital in excess of par value	581,027	565,393
Retained earnings	470,380	471,159
Accumulated other comprehensive income, net	387	3,157

Total SEI Investments Company shareholders’ equity	1,053,590	1,041,570

Noncontrolling interest	15,290	15,155

Total Equity	1,068,880	1,056,725

Total Liabilities and Equity	$1,303,707	$1,377,223

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months
	Ended September 30,
	2011	2010
Revenues:
Asset management, administration and distribution fees	$167,827	$155,799
Information processing and software servicing fees	55,676	55,226
Transaction-based and trade execution fees	9,724	8,488

Total revenues	233,227	219,513

Expenses:
Subadvisory, distribution and other asset management costs	24,613	25,237
Software royalties and other information processing costs	6,703	6,048
Brokerage commissions	7,026	6,570
Compensation, benefits and other personnel	71,198	64,694
Stock-based compensation	3,424	3,468
Consulting, outsourcing and professional fees	30,183	21,841
Data processing and computer related	12,316	10,167
Facilities, supplies and other costs	14,274	14,749
Amortization	7,008	5,998
Depreciation	5,346	5,602

Total expenses	182,091	164,374

Income from operations	51,136	55,139
Net (loss) gain from investments	(1,418)	9,362
Interest and dividend income	1,400	1,621
Interest expense	(126)	(336)
Equity in earnings of unconsolidated affiliate	23,908	25,246

Net income before income taxes	74,900	91,032
Income taxes	25,256	34,311

Net income	49,644	56,721
Less: Net income attributable to the noncontrolling interest	(412)	(332)

Net income attributable to SEI Investments Company	$49,232	$56,389

Basic earnings per common share	$.27	$.30

Diluted earnings per common share	$.27	$.30

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Nine Months
	Ended September 30,
	2011	2010
Revenues:
Asset management, administration and distribution fees	$507,662	$463,511
Information processing and software servicing fees	167,535	175,148
Transaction-based and trade execution fees	28,283	30,777

Total revenues	703,480	669,436

Expenses:
Subadvisory, distribution and other asset management costs	77,213	75,420
Software royalties and other information processing costs	20,908	18,496
Brokerage commissions	20,206	22,661
Compensation, benefits and other personnel	214,836	198,922
Stock-based compensation	10,966	16,403
Consulting, outsourcing and professional fees	85,579	65,250
Data processing and computer related	35,229	30,512
Facilities, supplies and other costs	42,474	41,829
Amortization	20,031	17,895
Depreciation	16,348	16,392

Total expenses	543,790	503,780

Income from operations	159,690	165,656
Net gain from investments	3,912	30,435
Interest and dividend income	4,380	4,823
Interest expense	(485)	(1,222)
Other income	0	1,070
Equity in earnings of unconsolidated affiliate	82,387	72,839

Net income before income taxes	249,884	273,601
Income taxes	88,087	103,183

Net income	161,797	170,418
Less: Net income attributable to the noncontrolling interest	(1,234)	(1,131)

Net income attributable to SEI Investments Company	$160,563	$169,287

Basic earnings per common share	$.87	$.90

Diluted earnings per common share	$.86	$.89

Dividends declared per common share	$.12	$.10

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended September 30,
	2011		2010
Net income		$49,644		$56,721
Other comprehensive income, net of tax:
Foreign currency translation adjustments		(9,179)		4,988
Unrealized holding gain on investments:
Unrealized holding gains during the period, net of income tax expense of $442 and $220	507		375
Less: reclassification adjustment for (gains) losses realized in net income, net of income tax expense (benefit) of $4 and $(5)	(7)	500	10	385

Total other comprehensive (loss) income, net of tax		(8,679)		5,373

Comprehensive income		$40,965		$62,094
Comprehensive loss (income) attributable to noncontrolling interest		1,612		(1,508)

Comprehensive income attributable to SEI Investments Company		$42,577		$60,586

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011		2010
Net income		$161,797		$170,418
Other comprehensive income, net of tax:
Foreign currency translation adjustments		(4,884)		694
Unrealized holding gain on investments:
Unrealized holding gains during the period, net of income tax expense of $678 and $869	1,153		1,065
Less: reclassification adjustment for (gains) losses realized in net income, net of income tax expense (benefit) of $79 and $(22)	(138)	1,015	41	1,106

Total other comprehensive (loss) income, net of tax		(3,869)		1,800

Comprehensive income		$157,928		$172,218
Comprehensive income attributable to noncontrolling interest		(135)		(1,513)

Comprehensive income attributable to SEI Investments Company		$157,793		$170,705

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months
	Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$161,797	$170,418
Adjustments to reconcile net income to net cash provided by operating activities	13,739	(49,573)

Net cash provided by operating activities	175,536	120,845

Cash flows from investing activities:
Additions to restricted cash	0	(430)
Additions to property and equipment	(10,744)	(11,568)
Additions to capitalized software	(30,556)	(28,097)
Purchase of marketable securities	(47,463)	(29,117)
Prepayments and maturities of marketable securities	38,625	38,998
Sale of marketable securities	37,581	24,866
Purchase of other investments	(7,500)	0
Sale of other investments	4,906	0
LSV and LSV Employee Group cash balances, net (A)	0	(37,083)

Net cash used in investing activities	(15,151)	(42,431)

Cash flows from financing activities:
Payments on long-term debt	(75,000)	(113,000)
Purchase and retirement of common stock	(154,753)	(85,283)
Proceeds from issuance of common stock	22,499	15,791
Tax benefit on stock options exercised	1,483	990
Payment of dividends	(22,041)	(36,011)

Net cash used in financing activities	(227,812)	(217,513)

Net decrease in cash and cash equivalents	(67,427)	(139,099)
Cash and cash equivalents, beginning of period	496,292	590,877

Cash and cash equivalents, end of period	$428,865	$451,778

(A)	Cash balances, net of the partnership distribution payment received in January 2010, of LSV and LSV Employee Group at December 31, 2009 removed due to the deconsolidation of the accounts and operations of LSV and LSV Employee Group in January 2010.

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine month periods ended September 30, 2011 and 2010. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

There have been no significant changes in significant accounting policies during the nine months ended September 30, 2011 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents includes $283,461 and $383,946 at September 30, 2011 and December 31, 2010, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.

Restricted Cash

Restricted cash includes $3,000 at September 30, 2011 and December 31, 2010 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $1,000 at September 30, 2011 and December 31, 2010 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.

Capitalized Software

The Company capitalized $30,556 and $28,097 of software development costs during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 10.7 years. Amortization expense related to capitalized software was $19,299 and $17,149 during the nine months ended September 30, 2011 and 2010, respectively.

Software development costs capitalized during the nine months ended September 30, 2011 and 2010 relates to the continued development of the Global Wealth Platform (GWP). As of September 30, 2011, the net book value of GWP was $289,683 (net of accumulated amortization of $81,025), including $14,895 of capitalized software development costs in-progress associated with future releases. GWP has an estimated useful life of 15 years and a weighted average remaining life of 10.8 years. Amortization expense for GWP was $18,873 and $16,724 during the nine months ended September 30, 2011 and 2010, respectively.

Earnings per Share

The calculations of basic and diluted earnings per share for the three months ended September 30, 2011 and 2010 are:

	(Denominator)	(Denominator)	(Denominator)
	For the Three Months Ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$49,232	181,718	$.27

Dilutive effect of stock options	0	862

Diluted earnings per common share	$49,232	182,580	$.27

	(Denominator)	(Denominator)	(Denominator)
	For the Three Months Ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$56,389	187,964	$.30

Dilutive effect of stock options	0	1,557

Diluted earnings per common share	$56,389	189,521	$.30

Employee stock options to purchase 16,290,000 and 9,810,000 shares of common stock, with an average exercise price of $23.66 and $25.53, were outstanding during the three months ended September 30, 2011 and 2010, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

The calculations of basic and diluted earnings per share for the nine months ended September 30, 2011 and 2010 are:

	(Denominator)	(Denominator)	(Denominator)
	For the Nine Months Ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$160,563	184,030	$.87

Dilutive effect of stock options	0	2,002

Diluted earnings per common share	$160,563	186,032	$.86

	(Denominator)	(Denominator)	(Denominator)
	For the Nine Months Ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$169,287	189,090	$.90

Dilutive effect of stock options	0	1,604

Diluted earnings per common share	$169,287	190,694	$.89

Employee stock options to purchase 13,273,000 and 16,096,000 shares of common stock, with an average exercise price of $24.72 and $23.47, were outstanding during the nine months ended September 30, 2011 and 2010, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

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

In June 2011, the FASB issued a final Accounting Standards Update to amend the presentation of comprehensive income in financial statements. This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income and comprehensive income. The guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. The Company does not expect the adoption of the guidance to have any impact on its consolidated financial statements.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2011	2010
Net income	$161,797	$170,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,348	16,392
Amortization	20,031	17,895
Equity in earnings of unconsolidated affiliate	(82,387)	(72,839)
Distributions received from unconsolidated affiliate	78,550	46,266
Stock-based compensation	10,966	16,403
Provision for losses on receivables	(98)	(646)
Deferred income tax expense	(1,834)	5,046
Net realized gains from investments	(3,912)	(30,435)
Change in other long-term liabilities	5,527	110
Other	(4,484)	1,440
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	1,789	1,045
Receivables	(8,703)	(22,217)
Other current assets	(1,276)	(3,567)
Increase (decrease) in
Accounts payable	2,322	2,378
Accrued liabilities	(18,601)	(26,049)
Deferred revenue	(499)	(795)

Total adjustments	13,739	(49,573)
Net cash provided by operating activities	$175,536	$120,845

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

At September 30, 2011, the Company’s total investment in LSV was $67,994. The investment in LSV exceeded the underlying equity in the net assets of LSV by $3,826, of which $3,062 is considered goodwill embedded in the investment. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV for $78,550 and $67,508 in the nine months ended September 30, 2011 and 2010, respectively. The partnership distribution payment of $21,242 received in the three months ended March 31, 2010 is reflected in LSV and LSV Employee Group cash balances, net on the accompanying Consolidated Statement of Cash Flows.

The Company’s proportionate share in the earnings of LSV was $23,908 and $25,246 during the three months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, the Company’s proportionate share in the earnings of LSV was $82,387 and $72,839, respectively.

The following table contains the condensed statements of operations of LSV for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
Revenues	$67,230	$68,979
Net income	58,358	61,032

The following table contains the condensed statements of operations of LSV for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Revenues	$228,380	$199,999
Net income	200,322	175,645

Guaranty Agreements

In 2006, LSV Employee Group purchased an eight percent interest in LSV from two existing partners. In order to finance a portion of the purchase price, LSV Employee Group obtained financing from Bank of America, N.A. (Bank of America) and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The Company agreed to provide a Guaranty Agreement to the lenders of all obligations of LSV Employee Group under the Credit Agreement. In January 2011, LSV Employee Group and Bank of America agreed to amend the Credit Agreement and extend the maturity date of the loan from January 2011 to July 2012. The Company’s obligations under the Guaranty Agreement remained in full force and effect with respect to the amended Credit Agreement. LSV Employee Group made the final principal payment in October 2011 and has no further obligation regarding the Credit Agreement. The principal amount and interest of the term loan were paid in quarterly installments. LSV Employee Group made principal payments of $10,091 during 2011, including the final principal payment of $1,298 in October 2011.

In April 2011, a group of existing employees of LSV agreed to purchase a partnership interest of an existing LSV employee for $4,300 of which $3,655 was financed through a new term loan with Bank of America. The group of existing LSV employees formed a new limited liability company, LSV Employee Group II, LLC (LSV Employee Group II). The Company provided an unsecured guaranty to the lenders of all the obligations of LSV Employee Group II. The lenders will have the right to seek payment from the Company in the event of a default by LSV Employee Group II. The term loan has a four year term and will be repaid from the quarterly distributions of LSV. LSV Employee Group II made principal payments of $458 thus far during 2011. As of October 31, 2011, the remaining unpaid principal balance of the term loan was $3,197.

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

As of October 31, 2011, the Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group II and, furthermore, fully expects that LSV Employee Group II will meet all of their future obligations regarding the term loan.

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

Note 4. Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2011	December 31, 2010
Trade receivables	$36,581	$34,528
Fees earned, not billed	99,274	93,506
Other receivables	4,703	9,651

	140,558	137,685
Less: Allowance for doubtful accounts	(1,097)	(1,195)

	$139,461	$136,490

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2011	December 31, 2010
Buildings	$136,690	$135,935
Equipment	67,812	63,902
Land	9,929	9,890
Purchased software	78,026	74,720
Furniture and fixtures	18,023	18,566
Leasehold improvements	4,525	4,250
Construction in progress	155	121

	315,160	307,384
Less: Accumulated depreciation and amortization	(182,045)	(166,816)

Property and Equipment, net	$133,115	$140,568

The Company recognized $16,348 and $16,392 in depreciation expense related to property and equipment for the nine months ended September 30, 2011 and 2010, respectively.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2011	December 31, 2010
Accrued employee compensation	$37,991	$43,747
Accrued employee benefits and other personnel	5,005	6,988
Accrued consulting, outsourcing and professional fees	16,522	16,390
Accrued brokerage fees	9,075	11,942
Accrued sub-advisory, distribution and other asset management fees	14,149	16,778
Accrued income taxes	0	2,077
Other accrued liabilities	22,218	23,488

Total accrued liabilities	$104,960	$121,410

Note 5. Fair Value Measurements

The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s financial assets, except for the fair value of senior notes issued by structured investment vehicles (SIVs), is determined using Level 1 or Level 2 inputs and consist mainly of investments in equity and fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data for the specific issue owned or pools of similar securities. Level 3 financial assets consist of senior note obligations issued by SIVs. The Company did not have any Level 3 financial liabilities at September 30, 2011 or December 31, 2010. There were no transfers of financial assets between levels within the fair value hierarchy during the nine months ended September 30, 2011.

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

In the event a market transaction does exist for a SIV security, management evaluates the publicly available information surrounding the transaction in order to assess if the price used represents the fair value for the SIV security. In management’s opinion, the current market for SIV securities does not represent an orderly and efficient market.

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At September 30, 2011
	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity available-for-sale securities	$8,374	$8,374	$0	$0
Fixed income available-for-sale securities	69,604	0	69,604	0
Fixed income securities owned	20,032	0	20,032	0
Trading securities issued by SIVs	55,633	0	0	55,633
Other trading securities	3,497	3,497	0	0

	$157,140	$11,871	$89,636	$55,633

	At December 31, 2010
	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity available-for-sale securities	$5,853	$5,853	$0	$0
Fixed income available-for-sale securities	68,917	0	68,917	0
Trading securities issued by SIVs	100,645	0	0	100,645
Other trading securities	3,949	3,949	0	0

	$179,364	$9,802	$68,917	$100,645

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2011 to September 30, 2011:

Trading Securities Issued by SIVs
Balance, January 1, 2011	$100,645
Purchases	0
Issuances	0
Principal prepayments and settlements	(14,434)
Sales	(34,706)
Total gains or (losses) (realized/unrealized):
Included in earnings	4,128
Included in other comprehensive income	0
Transfers in and out of Level 3	0

Balance, September 30, 2011	$55,633

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2010 to September 30, 2010:

Trading Securities Issued by SIVs
Balance, January 1, 2010	$120,714
Purchases	536
Issuances	0
Principal prepayments and settlements	(31,991)
Sales	(16,416)
Total gains or (losses) (realized/unrealized):
Included in earnings	29,990
Included in other comprehensive income	0
Transfers in and out of Level 3	0

Balance, September 30, 2010	$102,833

Note 6. Marketable Securities

Investments Available for Sale

Investments available for sale classified as non-current assets consist of:

	As of September 30, 2011
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$8,778	$67	$(593)	$8,252
Other mutual funds	109	13	0	122
Debt securities	65,354	4,250	0	69,604

	$74,241	$4,330	$(593)	$77,978

	As of December 31, 2010
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$5,086	$279	$(14)	$5,351
Other mutual funds	443	59	0	502
Debt securities	67,118	1,799	0	68,917

	$72,647	$2,137	$(14)	$74,770

Net unrealized holding gains at September 30, 2011 and December 31, 2010 were $2,354 (net of income tax expense of $1,383) and $1,339 (net of income tax expense of $784), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

Gross realized gains and losses from available-for-sale securities during the nine months ended September 30, 2011 and 2010 were minimal. Gains and losses from available-for-sale securities are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.

The Company’s debt securities classified as available-for-sale securities are issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SEI Private Trust Company (SPTC) and have maturity dates which range from 2020 to 2041.

Trading Securities

Trading securities of the Company consist of:

	As of September 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SIV securities	$149,850	$0	$(94,217)	$55,633
LSV-sponsored mutual funds	2,049	1,448	0	3,497

	$151,899	$1,448	$(94,217)	$59,130

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SIV securities	$231,026	$0	$(130,381)	$100,645
LSV-sponsored mutual funds	2,049	1,900	0	3,949

	$233,075	$1,900	$(130,381)	$104,594

The Company records all of its trading securities on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.

Through September 30, 2011, the Company recognized $140,707 in cumulative losses from SIV securities and SIV-related issues. During the nine months ended September 30, 2011 and 2010, the Company recognized net gains from SIV securities of $4,128 and $29,990, respectively. Of the net gains recognized during the nine months ended September 30, 2011, gains of $8,430 resulted from cash payments received from the SIV securities offset by losses of $4,302 which resulted from a decrease in fair value at September 30, 2011. Of the gains recognized during the nine months ended September 30, 2010, $19,390 resulted from cash payments received from the SIV securities and $10,217 was from an increase in fair value at September 30, 2010. The net gains from the SIV securities are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.

In January 2011, the Company sold the senior note obligation originally issued by Stanfield Victoria. There was no gain or loss recognized by the Company from the sale of the note in 2011 as the fair value of the Stanfield Victoria note at December 31, 2010 was not different than the sale price received.

The Company has an investment related to the startup of mutual funds sponsored by LSV. These are U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The net gains (losses) from the change in fair value of the funds during the three and nine months ended September 30, 2011 and 2010 were minimal.

Securities Owned

During 2011, the Company’s broker-dealer subsidiary, SIDCO, made investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $20,032 at September 30, 2011. The changes in fair value recognized in the three and nine months ended September 30, 2011 were minimal.

Note 7. Lines of Credit

The Company has a five-year $300,000 Credit Agreement (the Credit Facility) which expires in July 2012, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 0.450 percent above the London Interbank Offer Rate (“LIBOR”). There is also a commitment fee equal to 0.09 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility, as amended, contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the Credit Facility may be terminated. As of September 30, 2011, the Company’s ability to borrow from the Credit Facility is not limited by any covenant of the agreement.

The Company made principal payments of $75,000 during the nine months ended September 30, 2011. As of September 30, 2011, the outstanding balance of the Credit Facility was $20,000 and is included in Current portion of long-term debt on the accompanying Consolidated Balance Sheet. The Company was in compliance with all covenants of the Credit Facility at September 30, 2011.

The Company considers the book value of long-term debt related to the borrowings through the Credit Facility to be representative of its fair value.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the three months ended September 30, 2011.

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

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended September 30, 2011 and 2010, respectively, as follows:

	Three Months Ended
	September 30,
	2011	2010
Stock-based compensation expense	$3,424	$3,468
Less: Deferred tax benefit	(1,289)	(1,313)

Stock-based compensation expense, net of tax	$2,135	$2,155

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the nine months ended September 30, 2011 and 2010, respectively, as follows:

	Nine Months Ended
	September 30,
	2011	2010
Stock-based compensation expense	$10,966	$16,403
Less: Deferred tax benefit	(4,114)	(6,194)

Stock-based compensation expense, net of tax	$6,852	$10,209

As of September 30, 2011, there was approximately $41,207 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized. The Company estimates that compensation cost will be recognized according to the following schedule:

Stock-Based
Compensation
Period	Expense
Remainder of 2011	$3,664
2012	14,440
2013	12,588
2014	5,543
2015	3,279
2016	1,693

$41,207

During the nine months ended September 30, 2010, the Company revised its estimates made as of December 31, 2009 of when some vesting targets are expected to be achieved. These changes in management’s estimates resulted in an increase of $8,684 in stock-based compensation expense in the nine months ended September 30, 2010. Additionally, during the three months ended September 30, 2010, the Company reversed $6,267 of previously-recognized stock-based compensation costs pertaining to option grants which management does not expect to vest. There was no change in management’s estimate for the achievement of vesting targets during the nine months ended September 30, 2011.

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $8,488 and $5,361, respectively. The total options exercisable as of September 30, 2011 had no intrinsic value due to the fact that the weighted average exercise price exceeded the market value of the Company’s common stock. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2011 and the exercise price of the shares. The market value of the Company’s common stock as of September 30, 2011 was $15.38 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of September 30, 2011 was $17.63. Total options that were outstanding as of September 30, 2011 was 26,034,000.

Common Stock Buyback

The Company’s Board of Directors has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 7,884,000 shares at a total cost of $158,682 during the nine months ended September 30, 2011. As of September 30, 2011, the Company has $48,759 of authorization remaining for the purchase of common stock under the program.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Cash Dividend

On May 25, 2011, the Board of Directors declared a cash dividend of $.12 per share on the Company’s common stock, which was paid on June 28, 2011, to shareholders of record on June 20, 2011. Cash dividends declared during the nine months ended September 30, 2011 and 2010 were $22,041 and $18,890, respectively.

Noncontrolling Interest

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2011 to September 30, 2011:

Noncontrolling interest
Balance, January 1, 2011	$15,155
Net income attributable to noncontrolling interest	1,234
Foreign currency translation adjustments	(1,099)

Balance, September 30, 2011	$15,290

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2010 to September 30, 2010:

Noncontrolling interest
Balance, January 1, 2010	$121,895
Net income attributable to noncontrolling interest	1,131
Foreign currency translation adjustments	382
Deconsolidation of LSV	(65,522)
Deconsolidation of LSV Employee Group	(43,536)

Balance, September 30, 2010	$14,350

Note 9. Accumulated Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, consists of:

	Foreign	Unrealized	Accumulated
	Currency	Holding Gains	Other
	Translation	(Losses)	Comprehensive
	Adjustments	on Investments	Income (Loss)
Total accumulated comprehensive income at December 31, 2010	$1,152	$1,339	$2,491
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2010	666	0	666

Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2010	$1,818	$1,339	$3,157

Total comprehensive (loss) income for the nine months ended September 30, 2011	$(4,884)	$1,015	$(3,869)
Less: Total comprehensive loss attributable to noncontrolling interest for the nine months ended September 30, 2011	1,099	0	1,099

Total comprehensive (loss) income attributable to SEI Investments Company for the nine months ended September 30, 2011	$(3,785)	$1,015	$(2,770)

Total accumulated comprehensive (loss) income at September 30, 2011	$(3,732)	$2,354	$(1,378)
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at September 30, 2011	1,765	0	1,765

Total accumulated comprehensive income (loss) attributable to SEI Investments Company at September 30, 2011	$(1,967)	$2,354	$387

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2011 and 2010. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended September 30, 2011 and 2010.

					Investments
	Private	Investment	Institutional	Investment	In New
	Banks	Advisors	Investors	Managers	Businesses	Total
	For the Three Months Ended September 30, 2011
Revenues	$87,697	$46,798	$52,216	$45,585	$931	$233,227
Expenses	85,893	28,051	25,524	29,412	2,429	171,309

Operating profit (loss)	$1,804	$18,747	$26,692	$16,173	$(1,498)	$61,918
Operating margin	2%	40%	51%	35%	N/A	27%

					Investments
	Private	Investment	Institutional	Investment	In New
	Banks	Advisors	Investors	Managers	Businesses	Total
	For the Three Months Ended September 30, 2010
Revenues	$83,518	$43,422	$51,036	$40,548	$989	$219,513
Expenses	73,463	26,426	25,940	25,763	4,080	155,672

Operating profit (loss)	$10,055	$16,996	$25,096	$14,785	$(3,091)	$63,841
Operating margin	12%	39%	49%	36%	N/A	29%

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 is as follows:

	2011	2010
Total operating profit from segments above	$61,918	$63,841
Corporate overhead expenses	(11,155)	(8,981)
Noncontrolling interest reflected in segments	373	279

Income from operations	$51,136	$55,139

The following tables provide additional information for the three months ended September 30, 2011 and 2010 pertaining to the Company’s business segments:

	Capital Expenditures		Depreciation
	2011	2010	2011	2010
Private Banks	$9,219	$8,452	$3,913	$4,044
Investment Advisors	3,146	2,976	552	602
Institutional Investors	508	615	276	297
Investment Managers	671	770	441	467
Investments in New Businesses	146	147	24	36

Total from business segments	$13,690	$12,960	$5,206	$5,446
Corporate Overhead	100	151	140	156

	$13,790	$13,111	$5,346	$5,602

	Amortization
	2011	2010
Private Banks	$4,762	$3,767
Investment Advisors	1,604	1,362
Institutional Investors	200	305
Investment Managers	133	204
Investments in New Businesses	67	117

Total from business segments	$6,766	$5,755
Corporate Overhead	242	243

	$7,008	$5,998

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the nine months ended September 30, 2011 and 2010.

					Investments
	Private	Investment	Institutional	Investment	In New
	Banks	Advisors	Investors	Managers	Businesses	Total
	For the Nine Months Ended September 30, 2011
Revenues	$262,279	$144,674	$160,132	$133,478	$2,917	$703,480
Expenses	254,570	82,825	79,883	86,693	8,474	512,445

Operating profit (loss)	$7,709	$61,849	$80,249	$46,785	$(5,557)	$191,035
Operating margin	3%	43%	50%	35%	N/A	27%

					Investments
	Private	Investment	Institutional	Investment	In New
	Banks	Advisors	Investors	Managers	Businesses	Total
	For the Nine Months Ended September 30, 2010
Revenues	$260,730	$135,283	$152,821	$117,598	$3,004	$669,436
Expenses	229,674	82,129	78,896	75,918	9,480	476,097

Operating profit (loss)	$31,056	$53,154	$73,925	$41,680	$(6,476)	$193,339
Operating margin	12%	39%	48%	35%	N/A	29%

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010 is as follows:

	2011	2010
Total operating profit from segments above	$191,035	$193,339
Corporate overhead expenses	(32,523)	(28,639)
Noncontrolling interest reflected in segments	1,178	956

Income from operations	$159,690	$165,656

The following tables provide additional information for the nine months ended September 30, 2011 and 2010 pertaining to the Company’s business segments:

	Capital Expenditures		Depreciation
	2011	2010	2011	2010
Private Banks	$27,032	$27,119	$11,913	$11,796
Investment Advisors	9,184	9,752	1,699	1,758
Institutional Investors	1,640	2,476	836	864
Investment Managers	2,544	4,090	1,379	1,410
Investments in New Businesses	450	552	83	109

Total from business segments	$40,850	$43,989	$15,910	$15,937
Corporate Overhead	450	1,003	438	455

	$41,300	$44,992	$16,348	$16,392

	Amortization
	2011	2010
Private Banks	$13,599	$11,233
Investment Advisors	4,573	4,066
Institutional Investors	563	910
Investment Managers	379	615
Investments in New Businesses	191	342

Total from business segments	$19,305	$17,166
Corporate Overhead	726	729

	$20,031	$17,895

Note 11. Income Taxes

The gross liability for unrecognized tax benefits at September 30, 2011 and December 31, 2010 was $11,025 and $5,723, respectively, exclusive of interest and penalties, of which $9,826 and $4,870 would affect the effective tax rate if the Company were to recognize the tax benefit.

The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2011 and December 31, 2010, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $701 and $689, respectively.

	September 30, 2011	December 31, 2010
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$11,025	$5,723
Interest and penalties on unrecognized benefits	701	689

Total gross uncertain tax positions	$11,726	$6,412

Amount included in Current liabilities	$554	$767
Amount included in Other long-term liabilities	11,172	5,645

	$11,726	$6,412

The Company’s effective tax rates were 33.8 percent and 37.8 percent for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, the Company’s tax rates were 35.3 percent and 37.8 percent, respectively. In December 2010, the research and development tax credit was reinstated for calendar year 2010 and 2011. The 2011 tax rate reflects a benefit for research and development tax credit whereas the 2010 tax rate for the nine months ended September 30, 2010 did not reflect any benefit. During the three months ended September 30, 2011, the Company amended prior Federal income tax returns to reflect the Domestic Production Activity Deduction. The effective rate in the three months ended September 30, 2011 reflects the benefit of this deduction for 2008 and 2009. The effective rate in the nine months ended September 30, 2011 reflects the benefit of this deduction for 2008 to 2011.

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

SEI has been named in six lawsuits filed in Louisiana. Five lawsuits were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action under the Louisiana Securities Act. The putative class action originally included a claim against SEI and SPTC for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy. In addition, another group of plaintiffs have filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and SPTC and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank. Two of the five actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases have been transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas

issued an order and judgment that the causes of action alleged against SEI and SPTC in the two remanded actions were preempted by federal law and the Court dismissed these cases with prejudice. The Court of Appeals for the Fifth Circuit has granted an expedited appeal of the United States District Court’s order and judgment. The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The plaintiffs in the remaining two cases in East Baton Rouge have granted SEI an extension to respond to the filings. SEI and SPTC filed exceptions in the putative class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge putative class action; plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. Following the decision by the United States District Court for the Northern District of Texas, the Court in the East Baton Rouge action issued an order staying the proceedings in the East Baton Rouge class action pending the outcome of the appeal of the order and judgment of the United States District Court for the Northern District of Texas. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

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

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at September 30, 2011 and 2010, the consolidated results of operations for the three and nine months ended September 30, 2011 and 2010 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Consolidated Summary

We are a leading global provider of investment processing, fund processing, and investment management business outsourcing solutions that help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses, and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Fund processing and investment management fees are earned as a percentage of average assets under management or administration. As of September 30, 2011, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $394.9 billion in mutual fund and pooled or separately managed assets, including $161.5 billion in assets under management and $233.4 billion in client assets under administration.

Our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 were:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
Revenues	$233,227	$219,513	6%	$703,480	$669,436	5%
Expenses	182,091	164,374	11%	543,790	503,780	8%

Income from operations	51,136	55,139	(7%)	159,690	165,656	(4%)
Net (loss) gain from investments	(1,418)	9,362	N/A	3,912	30,435	(87%)
Interest income, net of interest expense	1,274	1,285	(1%)	3,895	3,601	8%
Other income	0	0	N/A	0	1,070	N/A
Equity in earnings of unconsolidated affiliate	23,908	25,246	(5%)	82,387	72,839	13%

Income before income taxes	74,900	91,032	(18%)	249,884	273,601	(9%)
Income taxes	25,256	34,311	(26%)	88,087	103,183	(15%)

Net income	49,644	56,721	(12%)	161,797	170,418	(5%)

Less: Net income attributable to noncontrolling interest	(412)	(332)	24%	(1,234)	(1,131)	9%

Net income attributable to SEI Investments Company	$49,232	$56,389	(13%)	$160,563	$169,287	(5%)

Diluted earnings per common share	$.27	$.30	(10%)	$.86	$.89	(3%)

In our opinion, the following items had a significant impact on our financial results for the three and nine months ended September 30, 2011 and 2010:

•

Revenue growth was primarily driven by higher Asset management, administration and distribution fees across the business segments from market appreciation. Despite the sharp decline in the capital markets during the third quarter 2011, our asset-based revenues increased due to the favorable capital market conditions that prevailed during the latter half of 2010 and through the first half of 2011. Revenue growth was also driven by new client asset funding, as well as asset funding from existing clients, for our hedge fund solutions and increased accounts for our separately managed accounts solutions in our Investment Managers segment.

•

Revenue growth in our Private Banks segment was partially offset by lower investment processing fees from bank clients involved in mergers and acquisitions and price reductions provided to existing clients that recontracted for longer periods.

•

The sharp decline in the capital markets during the third quarter 2011 negatively impacted LSV’s revenues. Our proportionate share in the earnings of LSV in the three months ended September 30, 2011 was $23.9 million as compared to $25.2 million in the three months ended September 30, 2010, a decrease of five percent. The market appreciation in LSV’s assets under management during the latter half of 2010 and through the first half of 2011; however, resulted in an overall increase in their revenues in the nine month comparable period. Our proportionate share in the earnings of LSV in the first nine months of 2011 was $82.4 million, as compared to $72.8 million in first nine months of 2010, an increase of 13 percent.

•

We continued to invest in the Global Wealth Platform and its operational infrastructure. The portion of these costs which are not capitalized has increased, which partially contributed to the increase in Consulting, outsourcing and professional fees. During the first nine months of 2011, we capitalized $30.6 million for significant enhancements and new functionality for the platform, as compared to $28.1 million in the first nine months of 2010. We will continue to incur significant development costs for enhancements and upgrades to the Global Wealth Platform.

•

Our operating expenses related to servicing new and existing Global Wealth Services clients implemented on the Global Wealth Platform as well as new clients of our hedge fund and separately managed accounts solutions increased during the first nine months of 2011. These increased operational costs are included in Compensation, benefits and other personnel, Consulting, outsourcing and professional fees, and Data processing and computer related expenses on the accompanying Consolidated Statements of Operations.

•

We recognized losses of $0.8 million and net gains of $4.1 million from SIV securities in the three and nine months ended September 30, 2011, respectively, as compared to gains of $8.7 million and $30.0 million in the prior year periods. Of the net gains recognized during the nine months ended September 30, 2011, gains of $8.4 million resulted from cash payments received from the SIV securities that had been previously written down offset by losses of $4.3 million which resulted from a decrease in fair value at September 30, 2011.

•

Stock-based compensation costs declined in 2011 and reflect the return to normal levels of expense amortization as compared to the level in 2010. Stock-based compensation costs in the three months ended September 30, 2010 reflect the reversal of $6.3 million of previously-recognized stock-based compensation costs and the acceleration of approximately $3.1 million of stock-based compensation due to a change in management’s estimates of the attainment of certain performance vesting targets.

•

Our effective tax rate for the first nine months of 2011 decreased to 35.3 percent as compared to 37.8 percent in the first nine months of 2010. Our tax rate in 2011 was favorably impacted by the reinstatement of the research and development tax credit which occurred in December 2010 and tax planning strategies implemented during 2011.

•

We made principal payments of $75.0 million and $113.0 million during the first nine months of 2011 and 2010, respectively, to reduce the outstanding balance of our credit facility. As of September 30, 2011, the outstanding balance of the credit facility was $20.0 million.

•	We continued our stock repurchase program during 2011 and purchased 7,884,000 shares at an average price of approximately $20.13 per share in the nine month period.

Asset Balances

This table presents assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest. These assets are not included in our balance sheets because we do not own them.

Asset Balances

(In millions)

	As of September 30,		Percent
	2011	2010	Change
Private Banks:
Equity and fixed income programs	$15,442	$12,842	20%
Collective trust fund programs	476	615	(23%)
Liquidity funds	5,529	5,034	10%

Total assets under management	$21,447	$18,491	16%
Client proprietary assets under administration	9,845	10,557	(7%)

Total assets	$31,292	$29,048	8%
Investment Advisors:
Equity and fixed income programs	24,757	26,091	(5%)
Collective trust fund programs	1,392	2,028	(31%)
Liquidity funds	2,653	2,253	18%

Total assets under management	$28,802	$30,372	(5%)
Institutional Investors:
Equity and fixed income programs	46,259	47,667	(3%)
Collective trust fund programs	510	641	(20%)
Liquidity funds	3,356	3,475	(3%)

Total assets under management	$50,125	$51,783	(3%)
Investment Managers:
Equity and fixed income programs	64	1	N/A
Collective trust fund programs	10,896	7,781	40%
Liquidity funds	195	423	(54%)

Total assets under management	$11,155	$8,205	36%
Client proprietary assets under administration	223,620	227,777	(2%)

Total assets	$234,775	$235,982	(1%)
Investments in New Businesses:
Equity and fixed income programs	490	533	(8%)
Liquidity funds	41	82	(50%)

Total assets under management	$531	$615	(14%)
LSV:
Equity and fixed income programs	$49,444	$54,492	(9%)
Consolidated:
Equity and fixed income programs	136,456	141,626	(4%)
Collective trust fund programs	13,274	11,065	20%
Liquidity funds	11,774	11,267	4%

Total assets under management	$161,504	$163,958	(1%)
Client proprietary assets under administration	233,465	238,334	(2%)

Total assets under management and administration	$394,969	$402,292	(2%)

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

Business Segments

Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
Private Banks:
Revenues	$87,697	$83,518	5%	$262,279	$260,730	1%
Expenses	85,893	73,463	17%	254,570	229,674	11%

Operating Profit	$1,804	$10,055	(82%)	$7,709	$31,056	(75%)
Operating Margin	2%	12%		3%	12%
Investment Advisors:
Revenues	$46,798	$43,422	8%	$144,674	$135,283	7%
Expenses	28,051	26,426	6%	82,825	82,129	1%

Operating Profit	$18,747	$16,996	10%	$61,849	$53,154	16%
Operating Margin	40%	39%		43%	39%
Institutional Investors:
Revenues	$52,216	$51,036	2%	$160,132	$152,821	5%
Expenses	25,524	25,940	(2%)	79,883	78,896	1%

Operating Profit	$26,692	$25,096	6%	$80,249	$73,925	9%
Operating Margin	51%	49%		50%	48%
Investment Managers:
Revenues	$45,585	$40,548	12%	$133,478	$117,598	14%
Expenses	29,412	25,763	14%	86,693	75,918	14%

Operating Profit	$16,173	$14,785	9%	$46,785	$41,680	12%
Operating Margin	35%	36%		35%	35%
Investments in New Businesses:
Revenues	$931	$989	(6%)	$2,917	$3,004	(3%)
Expenses	2,429	4,080	(40%)	8,474	9,480	(11%)

Operating Loss	$(1,498)	$(3,091)	N/A	$(5,557)	$(6,476)	N/A
Operating Margin	N/A	N/A		N/A	N/A

For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended			Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Percent Change	Sept. 30, 2011	Sept. 30, 2010	Percent Change
Revenues:
Investment processing and software servicing fees	$55,236	$54,804	1%	$166,269	$173,302	(4%)
Asset management, administration & distribution fees	24,214	22,021	10%	73,443	64,339	14%
Transaction-based and trade execution fees	8,247	6,693	23%	22,567	23,089	(2%)

Total revenues	$87,697	$83,518	5%	$262,279	$260,730	1%

Revenues increased $4.2 million, or five percent, in the three month period and $1.5 million, or one percent, in the nine month period ended September 30, 2011 and were primarily affected by:

•

Increased investment management fees from existing international clients due to higher assets under management from improved capital markets during the latter half of 2010 and through the first half of 2011 despite the sharp decline in the third quarter 2011, positive cash flows and favorable exchange rates;

•	Increased net investment processing fees from new Global Wealth Services clients implemented onto the Global Wealth Platform;

•	$1.5 million one-time fee received in the third quarter 2011 from a Global Wealth Services client; and

•	Increased trade execution fees due to higher trading volumes in the capital markets during the third quarter 2011; partially offset by

•	Lower recurring investment processing fees mainly due to price reductions provided to existing clients that recontracted for longer periods and lower transaction volumes.

Operating margins decreased to 2 percent compared to 12 percent in the three month period and were 3 percent compared to 12 percent in the nine month period. Operating income decreased $8.3 million, or 82 percent, in the three month period and $23.3 million, or 75 percent, in the nine month period and was primarily affected by:

•	Increased non-capitalized development costs, mainly consulting fees, and amortization expense relating to the Global Wealth Platform;

•

Increased operational costs, mainly personnel and data processing and computer-related expenses, for servicing new and existing Global Wealth Services clients implemented onto the Global Wealth Platform; and

•	Increased direct expenses associated with increased investment management fees from existing international clients; partially offset by

•	An increase in revenues;

•	Decreased one-time termination costs associated with a workforce reduction in first quarter 2010; and

•	Decreased stock-based compensation costs due to the acceleration in 2010, net of the reversal of stock-based compensation costs in the third quarter 2010.

Investment Advisors

Revenues increased $3.4 million, or eight percent, in the three month period and $9.4 million, or seven percent, in the nine month period ended September 30, 2011 and were primarily affected by:

•

Increased investment management fees from existing clients due to higher assets under management caused by improved capital markets during the latter half of 2010 and through the first half of 2011 despite the sharp decline in the third quarter 2011.

Operating margins increased to 40 percent, as compared to 39 percent in the three month period and were 43 percent, as compared to 39 percent, in the nine month period. Operating income increased by $1.8 million, or 10 percent, in the three month period, and $8.7 million, or 16 percent, in the nine month period and was primarily affected by:

•	An increase in revenues;

•	Decreased stock-based compensation costs due to the acceleration in 2010, net of the reversal of stock-based compensation costs in the third quarter 2010; and

•	A charge of approximately $1.0 million related to a processing error in third quarter 2010; partially offset by

•

Increased non-capitalized development costs and amortization expense relating to the Global Wealth Platform as well as spending associated with building the necessary functionality and infrastructure for servicing financial institutions and investment advisors in the United States; and

•	Increased compensation and other personnel expenses.

Institutional Investors

Revenues increased $1.2 million, or two percent, in the three month period and $7.3 million, or five percent, in the nine month period ended September 30, 2011 and were primarily affected by:

•

Increased investment management fees from existing clients due to higher assets under management caused by improved capital markets during the latter half of 2010 and through the first half of 2011 despite the sharp decline in the third quarter 2011 as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by

•	Client losses.

Operating margins increased to 51 percent, as compared to 49 percent in the three month period and were 50 percent, as compared to 48 percent, in the nine month period. Operating income increased $1.6 million, or six percent, in the three month period and $6.3 million, or nine percent, in the nine month period and was primarily affected by:

•	An increase in revenues;

•	Decreased stock-based compensation costs due to the acceleration in 2010, net of the reversal of stock-based compensation costs in the third quarter 2010; and

•	Decreased discretionary marketing and promotion expenses; partially offset by

•	Increased compensation and other personnel expenses.

Investment Managers

Revenues increased $5.0 million, or 12 percent, in the three month period and $15.9 million, or 14 percent, in the nine month period ended September 30, 2011 and were primarily affected by:

•	Cash flows from new clients of our hedge funds, separately managed accounts and collective trust fund solutions;

•	Net positive cash flows from existing hedge fund clients mainly due to higher valuations from capital market increases despite the sharp decline in the third quarter 2011; and

•	Increased accounts from our separately managed account program due to clients involved in mergers; partially offset by

•	Client losses.

Operating margins decreased to 35 percent, as compared to 36 percent in the three month period and remained at 35 percent in the nine month period. Operating income increased $1.4 million, or nine percent, in the three month period and $5.1 million, or 12 percent, in the nine month period and was primarily affected by:

•	An increase in revenues; and

•	Decreased stock-based compensation costs due to the acceleration in 2010, net of the reversal of stock-based compensation costs in the third quarter 2010; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new clients of our hedge fund and separately managed accounts solutions.

Other

Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net (loss) gain from investments	$(1,418)	$9,362	$3,912	$30,435
Interest and dividend income	1,400	1,621	4,380	4,823
Interest expense	(126)	(336)	(485)	(1,222)
Other income	0	0	0	1,070
Equity in earnings of unconsolidated affiliate	23,908	25,246	82,387	72,839

Total other income and expense items, net	$23,764	$35,893	$90,194	$107,945

Net (loss) gain from investments

Net (loss) gain from investments consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Losses) Gains from SIV securities	$(793)	$8,728	$4,127	$29,990
Net realized and unrealized (losses) gains from marketable securities	(625)	634	(215)	445

Net (loss) gain from investments	$(1,418)	$9,362	$3,912	$30,435

During the nine months ended September 30, 2011, we recognized net gains of $4.1 million from SIV securities, of which gains of $8.4 million resulted from cash payments received from the SIV securities offset by losses of $4.3 million which resulted from a decrease in fair value at September 30, 2011. In addition, we sold the senior note obligation originally issued by Stanfield Victoria. There was no gain or loss recognized from the sale of the note as the fair value of the Stanfield Victoria note at December 31, 2010 was not different than the sale price received.

During the nine months ended September 30, 2010, we recognized gains of $30.0 million from SIV securities, of which $19.4 million resulted from cash payments received from the SIV securities and $10.2 million from an increase in fair value at September 30, 2010. In addition, the Company recognized a net gain of approximately $0.4 million from the sales of two SIV securities during the nine months ended September 30, 2010.

Interest and dividend income

Interest and dividend income is earned based upon the amount of cash that is invested daily and the average yield earned on those balances.

Interest expense

Interest expense includes the interest charges and fees related to the borrowings under our credit facility.

Equity in the earnings of unconsolidated affiliate

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statement of Operations includes our less than 50 percent ownership in LSV. Our proportionate share in the earnings of LSV was $23.9 million in the three months ended September 30, 2011 as compared to $25.2 million in three months ended September 30, 2010, a decrease of five percent. Our proportionate share in the earnings of LSV was $82.4 million in the nine months ended September 30, 2011 as compared to $72.8 million in the nine months ended September 30, 2010, an increase of 13 percent. The decrease in the three month period was due to capital market depreciation during the quarter. The increase in the nine month period in 2011 was due to increased assets under management from existing clients because of improved capital markets relative to the comparable nine month period in 2010. LSV’s assets under management decreased $5.1 billion to $49.4 billion at September 30, 2011 as compared to $54.5 billion at September 30, 2010, a decrease of nine percent.

Noncontrolling interest

Noncontrolling interest includes the interest of other shareholders in a joint venture of the Company in an asset management firm located in South Korea.

Income Taxes

Our effective tax rates were 33.8 percent and 37.8 percent for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, our effective tax rates were 35.3 percent and 37.8 percent, respectively. Our tax rate in 2011 was favorably impacted by the reinstatement of the research and development tax credit which was written into law in December 2010. Additionally, we determined that SEI was eligible for the Domestic Production Activities Deduction. The effective rate in the three months ended September 30, 2011 reflects the benefit of this deduction for 2008 and 2009. The effective rate for the nine months ended September 30, 2011 reflects the benefit of this deduction for 2008 through 2011.

Stock-Based Compensation

During the nine months ended September 30, 2011 and 2010, we recognized approximately $11.0 million and $16.4 million, respectively, in stock-based compensation expense, a decrease of $5.4 million. This decrease consisted of the following components:

Change in Stock-Based Compensation Expense
Stock-based compensation cost recognized in 2011 for grants made in December 2010	$4,050
Reversal of previously recognized stock-based compensation expense in third quarter 2010	6,161
Stock-based compensation cost associated with options that vested at December 31, 2010	(15,134)
Other items	(514)

$(5,437)

Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2011	$3,664
2012	14,440
2013	12,588
2014	5,543
2015	3,279
2016	1,693

$41,207

Fair Value Measurements

The fair value of our financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of most of our financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Our Level 3 financial assets consist of senior note obligations issued by SIVs (See Note 5 to the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

	For the Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$175,536	$120,845
Net cash used in investing activities	(15,151)	(42,431)
Net cash used in financing activities	(227,812)	(217,513)

Net decrease in cash and cash equivalents	(67,427)	(139,099)
Cash and cash equivalents, beginning of period	496,292	590,877

Cash and cash equivalents, end of period	$428,865	$451,778

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At September 30, 2011, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility. During 2009, we borrowed $254.0 million through our five-year, $300.0 million credit facility and used the proceeds to purchase SIV securities from SEI-sponsored money market funds. Through September 30, 2011, we made principal payments of $234.0 million, including $75.0 million during 2011, to reduce the outstanding balance of our credit facility. As of September 30, 2011, the outstanding balance of the credit facility was $20.0 million and has been classified as short-term debt due to the expiration date of the agreement in July 2012 (See Note 7 to the Consolidated Financial Statements).

Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. As of October 31, 2011, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $321.2 million.

Our credit facility is an unsecured senior revolving line of credit with JPMorgan Chase Bank, N.A., individually and as agent and a syndicate of other lenders. The credit facility is scheduled to expire in July 2012. We have recently begun the process to enter into a new credit facility agreement. The availability of the credit facility is subject to the compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. Of all of the covenants, we believe satisfying the leverage ratio could be the most difficult in the future. The leverage ratio is calculated as consolidated indebtedness divided by earnings before interest, taxes, depreciation, amortization and other items as defined by the covenant during the last four quarters (EBITDA). We must maintain a ratio of consolidated indebtedness of not more than 1.75 times the amount of EBITDA until the expiration of the agreement. As of September 30, 2011, our leverage ratio is 0.06 times EBITDA. According to the terms of the covenant, we must include the outstanding debt of LSV Employee Group and LSV Employee Group II in the calculation of consolidated indebtedness (See Note 2 to the Consolidated Financial Statements). We do not anticipate that this covenant or any covenant of the credit facility will restrict our ability to utilize the credit facility.

Cash flows from operations increased $54.7 million in the first nine months of 2011 compared to the first nine months of 2010 due to the partnership distribution payment received from LSV, non-cash adjustments for net realized gains from marketable securities in 2011 as opposed to 2010, and the net change in our working capital accounts.

Cash flows from investing activities increased $27.3 million in the first nine months of 2011 compared to the first nine months of 2010 primarily due to the net reduction of $37.1 million in our cash and cash equivalents during the first quarter of 2010 from the deconsolidation of the accounts of LSV. Net cash used in investing activities also includes:

•

Purchases, sales and maturities of marketable securities. We had cash outflows of $47.5 million for the purchase of marketable securities in the first nine months of 2011 as compared to $29.1 million in the first nine months of 2010. Marketable securities purchased in 2011 consisted of investments in U.S. government agency and commercial paper securities with maturity dates less than one year by SIDCO, additional GNMA securities to satisfy applicable regulatory requirements of SPTC and investments for the start-up of new investment products. Marketable securities purchased in 2010 consisted of investments for the start-up of new investment products and GNMA securities for SPTC regulatory requirements. We had cash inflows of $76.2 million from sales and maturities of marketable securities, including principal prepayments received from our GNMA and SIV securities, in the first nine months of 2011 as compared to $63.9 million in the first nine months of 2010. Marketable securities sold in 2011 and 2010 primarily includes the proceeds from the sales of SIV securities.

•

The capitalization of costs incurred in developing computer software. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality of the platform. We capitalized $30.6 million of software development costs in the first nine months of 2011 as compared to $28.1 million in the first nine months of 2010. Amounts capitalized in 2011 and 2010 include costs for significant enhancements and upgrades to the platform.

•	Capital expenditures. Our capital expenditures in the first nine months of 2011 and 2010 primarily include equipment for our data center operations.

Net cash used in financing activities includes:

•

Principal payments of our debt. Principal payments in the first nine months of 2011 and 2010 include payments of $75.0 million and $113.0 million, respectively, to reduce the outstanding debt associated with our credit facility.

•

The repurchase of our common stock. We spent approximately $158.7 million during the first nine months of 2011 and $85.3 million during the first nine months of 2010 for the repurchase of our common stock. As of October 31, 2011, we have approximately $35.1 million of authorization remaining under the program.

•

Dividend payments. Cash dividends paid were $22.0 million or $.12 per share in the first nine months of 2011 and $36.0 million or $.19 per share in the first nine months of 2010. The decrease in dividends paid in 2011 was due to the payment date of the December 2010 dividend occurring in the calendar year as compared to the payment date of the dividend declared in December 2009 which occurred in January 2010.

We believe our operating cash flow, existing cash and cash equivalents and available borrowing capacity should provide adequate funds for ongoing operations; continued investment in new products and equipment; our common stock repurchase program; principal payments on our debt; and future dividend payments.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SEI has been named in six lawsuits filed in Louisiana. Five lawsuits were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action under the Louisiana Securities Act. The putative class action originally included a claim against SEI and SPTC for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy. In addition, another group of plaintiffs have filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and SPTC and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank. Two of the five actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases have been transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas issued an order and judgment that the causes of action alleged against SEI and SPTC in the two remanded actions were preempted by federal law and the Court dismissed these cases with prejudice. The Court of Appeals for the Fifth Circuit has granted an expedited appeal of the United States District Court’s order and judgment. The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The plaintiffs in the remaining two cases in East Baton Rouge have granted SEI an extension to respond to the filings. SEI and SPTC filed exceptions in the putative class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge putative class action; plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. Following the decision by the United States District Court for the Northern District of Texas, the Court in the East Baton Rouge action issued an order staying the proceedings in the East Baton Rouge class action pending the outcome of the appeal of the order and judgment of the United States District Court for the Northern District of Texas. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Our Board of Directors has authorized the repurchase of up to $1.828 billion worth of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended September 30, 2011 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – 31, 2011	640,000	$20.23	640,000	$99,348,000
August 1 – 31, 2011	1,579,000	17.47	1,579,000	71,763,000
September 1 – 30, 2011	1,450,000	15.86	1,450,000	48,759,000

Total	3,669,000	17.32	3,669,000

Item 6.	Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date: November 3, 2011	By:	/S/ DENNIS J. MCGONIGLE
Dennis J. McGonigle
Chief Financial Officer