Form 10-K
period 2011-12-31
SEI INVESTMENTS CO
filed 2012-02-27
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $3.2 billion based on the closing price of $22.51 as reported by NASDAQ on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the common stock of the registrant.

The number of shares outstanding of the registrant’s common stock, as of the close of business on January 31, 2012:

Common Stock, $.01 par value	176,591,930

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

1.	The definitive proxy statement relating to the registrant’s 2012 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

SEI Investments Company

Fiscal Year Ended December 31, 2011

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

Item 1. Business.

Overview

SEI (NASDAQ: SEIC) is a leading global provider of investment processing, investment management, and investment operations solutions. We help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. As of December 31, 2011, through its subsidiaries and partnerships in which the company has a significant interest, SEI manages or administers $403.6 billion in mutual fund and pooled or separately managed assets, including $172.0 billion in assets under management and $231.6 billion in client assets under administration.

Our wealth management business solutions include:

•	Investment processing outsourcing solutions for banks, trust companies, independent wealth advisers, and investment managers;

•	Investment management programs for affluent individual investors and for institutional investors, including retirement plan sponsors, and not-for-profit organizations; and

•	Investment operations outsourcing solutions for investment management firms, banks and investment companies that sponsor and distribute mutual funds, hedge funds, and alternative investments.

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

SEI became a public company in 1981. In the 1980s, we entered the asset management business and launched a series of money market mutual funds. We also expanded our business processing outsourcing services to bank clients by providing mutual fund accounting services, and investment operations outsourcing services.

In the 1990s, we introduced our “Manager-of-Managers” investment process, and delivered these programs to investment advisors who manage wealth for their high-net-worth clients. We also began to provide asset management services to retirement plan sponsors and institutional investors in selected global markets, including the United States, Canada, the United Kingdom, continental Europe, South Africa and East Asia.

We have continued to deliver broader, more strategic solutions for clients and markets including a complete life and wealth platform for operating an investment advisory business, a total operational outsourcing solution for investment managers, a fully-integrated pension management system for retirement plan sponsors, and a complete life and wealth solution for ultra-high-net-worth families. Recently, we introduced Global Wealth Services, a next generation business solution integrating investment processing technology, operating processes, and investment management programs.

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

Expand globally. Global markets are large and present significant opportunities for growth. We have evolved U.S. business models for the global wealth management marketplace, focusing on the needs of institutional investors, private banks, independent wealth advisers, investment managers, investment advisors, and affluent individual investors.

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

Products and Services

Investment Processing

Investment processing solutions consist of application and business process outsourcing services, professional services and transaction-based services. We deliver these solutions to providers of institutional and private client wealth management services, including banks, trust companies, independent wealth advisers, and other financial services firms. We also deliver these solutions, combined with our investment management programs, to investment advisory firms and other financial services firms that provide wealth management services to their advisory clients.

Our investment processing solutions are enabled through two platforms, TRUST 3000® and the Global Wealth Platform. TRUST 3000® is a comprehensive trust accounting and investment system that provides securities processing and investment accounting for all types of domestic and global securities, and support for multiple account types, including personal trust, corporate trust, institutional trust, and non-trust investment accounts. The Global Wealth Platform is an investment accounting and securities processing system with capabilities that include global securities processing, trade-date and multi-currency accounting and reporting. The platform is designed around the client and portfolio management processes. This enables financial firms to institutionalize their client processes around an investor’s investment objectives, facilitating a transition to model-based portfolio management, providing an improved client experience, while minimizing the expense and risk associated with investment operations. The Global Wealth Platform also offers enhanced client experience capabilities and improved operating efficiencies. We began delivering the Global Wealth Platform to private banks and independent wealth advisers in the United Kingdom in 2007 and are currently preparing to deliver the platform to private banks and wealth managers in the United States.

Application and business process outsourcing revenues from investment processing services are earned as monthly fees from contracted services including software licenses, information processing, and investment operations. These revenues are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations, and are primarily earned based upon the type and number of investor accounts serviced. Investment processing revenues may also be earned as a percentage of the clients’ assets processed on the platforms. Professional services revenues are earned from contracted, project-oriented services, including client implementations, and are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations. Transaction-based revenues are earned from trade execution services and are recognized as Transaction-based and trade execution fees on the accompanying Consolidated Statements of Operations.

Investment Management Programs

Investment management programs consist of money market, fixed-income and equity mutual funds and other collective investment products, alternative investment portfolios, and separately managed accounts. We serve as the sponsor, administrator and investment advisor for many of these products. We distribute these programs primarily through investment advisory firms, including investment advisors and banks, and directly to institutional or individual investors.

We have expanded these investment management programs to include other consultative, operational, and technology components, and have created comprehensive solutions tailored to the needs of a specific market. These components may include investment strategies, consulting services, administrative and processing services, and technology tools.

Investors in our investment programs typically follow an investment strategy constructed according to our disciplined investment process and invest in a globally diversified portfolio that consists of multiple classes and investment styles. Our investment process is based on five principles: asset allocation and appropriate diversification, both of which are important to investment performance; a portfolio design process that identifies the drivers of investment returns for each asset class; manager selection, where we act as a manager-of-managers, selecting style-specific managers from a global network of money managers; a portfolio construction process implemented through selected managers, and properly diversified among asset classes and drivers of investment returns; and risk management processes that monitor portfolios to ensure risk objectives are met.

As of December 31, 2011, we managed $118.3 billion in assets including: $92.7 billion invested in fixed-income and equity funds, or through separately managed account programs; $12.1 billion invested in liquidity or money market funds; and $13.5 billion invested in collective trust fund programs. An additional $53.7 billion in assets is managed by our unconsolidated affiliate LSV Asset Management (LSV), a registered investment advisor that specializes in value equity management for their institutional clients.

Revenues from investment management programs are primarily earned as a contractual percentage of net assets under management. These revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations. Our interest in the earnings of LSV is recognized in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.

Investment Operations

Investment operations outsourcing solutions consist of accounting and administration services, and distribution support services. We deliver these solutions to investment management firms that offer traditional and alternative products. We support traditional managers who advise a variety of investment products including mutual funds, UCITS schemes, collective investment trusts (CITs), exchange-traded funds (ETFs), institutional accounts and separately managed accounts. We also provide comprehensive solutions to investment managers worldwide that sponsor and distribute alternative investments such as hedge funds, funds of hedge funds, private equity funds and real estate funds, across both registered and partnership structures.

Accounting and administration services include account and fund administration, investment portfolio and fund accounting; cash administration and treasury services; trade capture, settlement and reconciliation; trustee and custodial services; legal, audit and tax support; and investor services. Distribution support services may include access to distribution platforms and market and industry analyses to identify specific product distribution opportunities. These solutions are delivered by utilizing a highly integrated, robust, and scalable technology platform adapted to fit the specific business needs of our investment manager clients.

As of December 31, 2011, we administered $231.6 billion in assets for traditional and alternative investment fund products, including mutual funds, CITs, hedge funds, and private equity funds. Revenues from these products are primarily earned based on a contractual percentage of net assets under administration.

Revenues for the processing of institutional separate accounts and separately managed accounts are generally earned on the number of investor accounts serviced. Assets associated with this separate account processing are not included in reported assets under administration. Both revenue categories are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.

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

Investment Managers – provides investment operations outsourcing solutions to investment managers, fund companies and banking institutions located in the United States, and to investment managers worldwide of alternative asset classes such as hedge funds, funds of hedge funds, and private equity funds across both registered and partnership structures; and

Investments in New Businesses – provides investment management programs to ultra-high-net-worth families residing in the United States through the SEI Wealth Network® and conducts other research and development activities.

The percentage of consolidated revenues generated by each business segment for the last three years was:

	2011	2010	2009

Private Banks	37%	38%	34%
Investment Advisors	20%	20%	16%
Institutional Investors	23%	23%	16%
Investment Managers	19%	18%	13%
Investments in New Businesses	1%	1%	1%
LSV (1)	N/A	N/A	20%

	100%	100%	100%

(1)	Beginning in 2010, we deconsolidated the assets, liabilities and operations of LSV Asset Management in our financial statements. As a result, LSV is no longer considered a reportable business segment.

Private Banks

The Private Banks segment delivers a comprehensive outsourcing solution integrating investment processing services, investment management and distribution programs, and business expertise to banks and trust institutions worldwide, independent wealth advisers and other wealth managers located in the United Kingdom, and financial advisors in Canada. Our investment processing solutions are provided to private banks and trust organizations in the United States through our TRUST 3000® platform and to private banks, independent wealth advisers and other wealth managers located in the United Kingdom through our Global Wealth Platform. We intend to provide investment processing solutions enabled by the Global Wealth Platform to private banks and wealth managers in the United States. We own, maintain and operate the software applications and information processing facilities for all of our investment processing solutions.

Private banks and other trust organizations in the United States who utilize our TRUST 3000® application solution outsource investment processing technology software and computer processing, but retain responsibility for investment operations, client administration, and investment management. These clients operate our TRUST 3000® application remotely while fully supported by our data center using dedicated telecommunications networks. The TRUST 3000® application solution includes a dedicated relationship team that supports our client’s business. We assist our clients by strategically evaluating their systems and process needs as their businesses change.

Our TRUST 3000® business solution was designed for private banks and other trust organizations in the United States that prefer to outsource their entire investment operation. With the TRUST 3000® business solution, we assume the entire back-office processing function. This comprehensive solution includes: investment processing; account access and reporting; audit, compliance and regulatory support data generation; custody and safekeeping of assets; income collections; securities settlement; and other related trust activities.

New clients undergo a business transformation process which can take a few months for smaller institutions and up to 15 months or more for larger institutions. During the transformation process, we collaborate with new clients to understand their strategic business goals and objectives. During this transformation, systems, operations, and business processes are evaluated and optimized to meet client objectives. We typically earn a one-time implementation fee for these business transformation services.

Client contracts for investment processing solutions offered through TRUST 3000® have initial terms that are generally three to seven years in length. At December 31, 2011, we had significant relationships with 113 banks and trust institutions in the United States. Our principal competitors for this business are: Fidelity National Information Services, Inc.; SunGard Data Systems Inc.; State Street Corporation; Fi-Tek LLC; and Pershing LLC, a subsidiary of The Bank of New York Mellon Corporation. Many large financial institutions develop, operate and maintain proprietary investment and trust accounting systems. We consider these “in-house” solutions to be a form of competition.

Investment processing solutions enabled by the Global Wealth Platform provide an integrated, scalable operating infrastructure allowing our clients to better adjust to the changing needs of their clients and their business by offering advanced global processing capabilities, client and portfolio management processes, an open-architecture, modular design, and continuous worldwide operation. The implementation of new clients onto the platform follows either a conversion of existing client assets or a business transition process which moves new client assets onto the platform as the client grows their business with a contractual minimum fee in place. Currently, these investment processing solutions offered through the Global Wealth Platform are only available to private banks, independent wealth advisers and other wealth managers located in the United Kingdom.

At December 31, 2011, we had significant relationships with 15 banks, independent wealth advisers and other wealth managers located in the United Kingdom. Our principal competitors for this business are: Temenos Group AG; FNZ UK Ltd.; Avaloq; TD Direct Investing (Europe) Ltd., and smaller technology firms. We also consider “in-house” solutions to be a form of competition.

Our investment management programs for banks and distribution partners are offered worldwide. At December 31, 2011, there were approximately 325 investment management clients worldwide. We also had single-product relationships with approximately 85 additional banks and trust institutions. The principal competitors for this business are: Federated Investors, Inc.; Russell Investment Group, a subsidiary of The Northwestern Mutual Life Insurance Company; Fidelity Investments; Franklin Templeton Investments; discretionary portfolio managers and various multi-manager investment programs offered by other firms. We also consider “in-house” internal asset management capabilities to be a form of competition.

Investment Advisors

The Investment Advisors segment offers wealth management solutions to registered investment advisors, many of whom are affiliated with or are registered as independent broker-dealers, financial planners, and life insurance agents located throughout the United States. These wealth management solutions include our investment management programs and back-office investment processing outsourcing services and are usually offered on a bundled basis. We also help advisors manage and grow their businesses by giving them access to our marketing support programs, business assessment assistance and recommended management practices. Our solutions aim to help investment advisors reduce risk, improve quality, and gain operational efficiency to devote more of their resources to servicing their clients and acquiring new clients.

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

We continually enhance our offering to meet the emerging needs of our advisors and their end clients. For example, in September 2011, we converted a small, select group of advisors onto the Global Wealth Platform. We expect to continue the rollout in 2012 and 2013. We anticipate the enhanced service offerings enabled through the Global Wealth Platform will provide a more diverse range of back-office investment processing outsourcing services and investment management solutions.

We estimate we have business relationships with over 4,900 financial advisors at December 31, 2011. In 2011, we modified our definition of a client for this segment and only include financial advisors who have exceeded a minimal level of customer assets invested in our investment products. Our business is primarily based on approximately 1,000 investment advisors who, at December 31, 2011, had at least $5.0 million each in customer assets invested in our mutual funds and separately managed accounts. Revenues are earned largely as a percentage of average assets under management.

The principal competition for our investment management products is from other money managers, other turnkey asset management providers, mutual fund companies and custody service providers. In the advisor distributor channel, the principal competitors include AssetMark Investment Services Inc., Brinker Capital, EnvestNet Asset Management, Inc., Fidelity Investments, Lockwood Advisors, Inc., a subsidiary of The Bank of New York Mellon, Charles Schwab & Co., Inc., and other broker-dealers. As we introduce the Global Wealth Platform, we expect to more directly compete with custody service providers.

Institutional Investors

The Institutional Investors segment offers investment management programs and administrative outsourcing solutions for retirement plan sponsors, hospitals, and not-for-profit organizations globally. Clients can outsource their investment management needs and the administration for defined benefit plans, defined contribution plans, endowments, foundations and other balance sheet assets, as well as the administration of endowment and foundation asset pools.

The fiduciary management outsourcing program provides a strategic platform integrating the Manager-of-Managers investment process, plan administration services, and consulting services. Plan administration services include trustee, custodial, benefit payment services, record-keeping services, and donor administration.

Consulting services include actuarial services, asset liability modeling, and the customization of an asset allocation plan that is designed to meet long-term objectives.

By outsourcing retirement plan services, we believe clients benefit from an investment approach built around an investment strategy designed to meet the client’s long-term business and plan objectives and an investment process that removes the responsibility of manager selection, ongoing monitoring and termination. This approach is designed to reduce business risk, provide ongoing due diligence, and increase operational efficiency. Nonprofit organizations can manage volatility through more diversified portfolios and focus more resources on achieving their overall mission. Healthcare organizations benefit from customized asset allocations that help provide improved balance sheet protection and overall financial risk management.

Fees are primarily earned as a percentage of average assets under management. At December 31, 2011, we had relationships with approximately 475 investment management clients. In 2011, we modified our definition of a client for this segment and no longer include relationships which solely consist of our liquidity management products. The principal competitors for this segment are Frank Russell Company, a subsidiary of The Northwestern Mutual Life Insurance Company, Northern Trust Corporation, and investment consultants. We also consider consulting firms with investment advisory or actuarial capabilities who offer discretionary management services to be competitors.

Investment Managers

The Investment Managers segment provides comprehensive investment operations outsourcing solutions to investment managers globally. This array of front-, middle- and back-office investment processing services integrate best-in-class industry tools and technology to support a manager’s diverse business needs across multiple products and asset classes. We offer managers a diverse suite of services for traditional investment products such as mutual funds, collective investment trusts, exchange-traded funds, and institutional and separate accounts, by providing outsourcing services including fund and investment accounting, administration, reconciliation, investor servicing and client reporting. We also provide comprehensive solutions to managers focused on alternative investments who manage hedge funds, funds of hedge funds, private equity funds and real estate funds, across registered, partnership and separate account structures domiciled in the United States and overseas.

Over the past few years, investors have had to face multiple market crises and rising volatility. Fund managers have responded with a range of innovative products designed to better manage volatility and offer alternatives to pure long-only investing historically used in traditional markets. The clear line that had once separated traditional and alternative investment products has blurred significantly. Anticipating this long-term trend and that of an increasingly empowered investor base, we have focused on the needs of the investor and manager rather than provide services aligned to specific products or asset classes. We also continually enhance our solutions to anticipate and adapt to economic, regulatory and industry changes.

By applying operating services, market-leading technologies, and business and regulatory knowledge, our comprehensive array of investment operations solutions help investment managers focus on their core competencies of portfolio management and client service. We provide managers with more than just the required data they need to run their investment products successfully; we also strive to deliver the information and insight necessary to allow them to better manage their business.

Contracts for our investment operations outsourcing services generally have terms ranging from three to five years. Fees for the business segment are primarily earned as a percentage of average assets under management and administration. A portion of the revenues for this segment are earned as account servicing fees. At December 31, 2011, we had relationships with approximately 200 investment management companies and alternative investment managers. Our competitors vary according to the asset class or solution provided and include large global custodian banks such as State Street Bank and Trust Company, Citicorp and BNY Mellon and smaller more specialized firms.

Investments in New Businesses

The Investments in New Businesses segment represents other business ventures or research and development activities intended to expand our solutions to new or existing markets including ultra-high-net-worth families who reside in the United States. This segment includes the costs associated with business development in the Middle East through our Dubai office and the development of a new internet-based investment management application. The family wealth management solution offers flexible family-office type services through a highly personalized solution while utilizing the Manager-of-Managers investment process.

The principal competitors for the family wealth solution are diversified financial services providers focused on the ultra-high-net-worth market.

Research and Development

We are devoting significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms, and new investment products and services. We spent approximately $118.6 million in 2011, $105.6 million in 2010, and $103.9 million in 2009, of which we capitalized approximately $41.0 million in 2011, $38.7 million in 2010, and $43.9 million in 2009 relating to the development of new technology platforms. Total research and development expenditures as a percentage of revenues were 12.8 percent in 2011, 11.7 percent in 2010, and 12.2 percent in 2009. All percentages exclude the revenues of LSV.

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

The solution will serve markets in the United Kingdom, United States, Canada and continental European markets. GWP provides the technology platform for the business solutions now being marketed to private banks and independent wealth adviser organizations in the United Kingdom. In U.S. markets, we believe the demand for the advanced capabilities of the new platform will enable us to market our services to global wealth managers and existing clients in the Private Banks segment and significantly extend, expand and improve the services we offer in the Investment Advisors segment. We have implemented a small, select group of advisors in the United States onto the platform and plan to provide a new suite of services not previously offered to an additional select group in 2012. This new suite of services also positions us to start the implementation of our first U.S. bank client.

GWP will eventually be used at some level by all business segments representing a significant upgrade to our infrastructure. The platform will enable both SEI and our clients to manage the entire lifecycle of wealth services through a single solution. The workflow automation, firm’s business rules and straight through processing to the street will dramatically change the client experience, help firms manage risk and allow for total transparency.

Marketing and Sales

Our business solutions are directly marketed to potential clients in our target markets. We employ approximately 90 sales representatives who operate from offices located throughout the United States, Canada, the United Kingdom, continental Europe, South Africa, Asia and other locations.

Customers

In 2011, no single customer accounted for more than ten percent of revenues in any business segment.

Personnel

At January 31, 2012, we had approximately 2,365 full-time and 65 part-time employees. None of our employees is unionized. Management considers employee relations to be generally good.

Regulatory Considerations

SEI is a savings and loan holding company subject to supervision and regulation by the Federal Reserve. SEI is not subject to specific statutory capital requirements. However, SEI is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. To manage capital adequacy, SEI currently utilizes a target Tier 1 Leverage Ratio as defined by the Board of Governors of the Federal Reserve System.

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

The Company, its regulated subsidiaries, their regulated services and solutions and their customers are all subject to extensive legislation, regulation and supervision that recently has been subject to, and continues to experience, significant change and increased regulatory activity. These changes and regulatory activities could have a material adverse affect on us and our clients.

The various governmental agencies and self-regulatory authorities that regulate or supervise the Company and various of its subsidiaries have broad administrative powers. In the event of a failure to comply with laws, regulations and requirements of these agencies and authorities, the possible sanctions that may be imposed include the suspension of individual employees, limitations on our ability to engage in business for specified periods of time, the revocation of applicable registration as a broker-dealer, investment advisor or other regulated entity, and, as the case may be, censures and fines. Additionally, certain securities and banking laws applicable to us and our subsidiaries provide for certain private rights of action that could give rise to civil litigation. Any litigation could have significant financial and non-financial consequences including monetary judgments and the requirement to take action or limit activities that could ultimately affect our business.

Governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to our regulated subsidiaries and their activities, services and solutions, our business practices, our past actions and other matters has increased dramatically in the past several years. Responding to these examinations, investigations, actions and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of our senior management from our business. Penalties and fines sought by regulatory authorities have increased substantially over the last several years, and certain regulators have been more likely in recent years to commence enforcement actions or to advance or support legislation targeted at the financial services industry. Governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation and on the morale and performance of our employees, which could adversely affect our businesses and results of operations.

We are subject to the USA PATRIOT Act of 2001, which contains anti-money laundering and financial transparency laws and requires implementation of regulations applicable to financial services companies, including standards for verifying client identification and monitoring client transactions and detecting and reporting suspicious activities. Anti-money laundering laws outside the United States contain similar requirements.

We offer investment and banking solutions that also are subject to regulation by the federal and state securities and banking authorities, as well as foreign regulatory authorities, where applicable. Existing or future regulations that affect these solutions could lead to a reduction in sales of these solutions or require modifications of these solutions.

Compliance with existing and future regulations and responding to and complying with recent increased regulatory activity affecting broker-dealers, investment advisors, investment companies, financial institutions and their service providers could have a significant impact on us. We periodically undergo regulatory examinations and respond to regulatory inquiries and document requests. In addition, recent legislative activity in the United States (including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and attendant rule making activities) and in other jurisdictions (including the European Union and the United Kingdom) have made and continue to make, extensive changes to the laws regulating financial services firms. As a result of these examinations, inquiries and requests, as a result of increased civil litigation activity, and as a result of these new laws and regulations, we engage legal counsel, review our compliance procedures, solution and service offerings, and business operations, and make changes as we deem necessary. These additional activities and required changes may result in increased expense or may reduce revenues.

Our bank clients are subject to supervision by federal and state banking authorities concerning the manner in which such clients purchase and receive our products and services. Our plan sponsor clients and our subsidiaries providing services to those clients are subject to supervision by the Department of Labor and compliance with employee benefit regulations. Investment advisor and broker-dealer clients are regulated by the SEC, state securities authorities, or FINRA. Existing or future regulations applicable to our clients may affect our clients’ purchase of our products and services.

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

We are dependent upon third-party service providers in our operations. We utilize numerous third-party service providers located in the United States and offshore locations in our operations, in the development of new products, and in the maintenance of our proprietary systems. A failure by a third-party service provider could expose us to an inability to provide contractual services to our clients in a timely basis. Additionally, if a third-party service provider is unable to provide these services, we may incur significant costs to either internalize some of these services or find a suitable alternative.

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

Item 3. Legal Proceedings.

One of SEI’s principal subsidiaries, SIDCO, has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC. The first complaint was filed on August 5, 2009. To date, the Complaints have been filed in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland. The three complaints filed in the District of Maryland have been voluntarily dismissed by the plaintiffs. Two of them were subsequently re-filed in the Southern District of New York. Two of the complaints filed in the Southern District of New York have also been voluntarily dismissed by plaintiffs. The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; ProShares Trust II, SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed adequately to describe the nature and risks of the investments. The Complaints allege that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. The Complaints seek unspecified compensatory and other damages, reasonable costs and other relief. Defendants have moved to consolidate the complaints, which motion has been granted. The Court appointed lead plaintiff on July 13, 2010, and an amended consolidated class action complaint was filed on September 25, 2010 asserting substantially the same claims. Defendants moved to dismiss on November 15, 2010. On December 16, 2010, lead plaintiff informed the Court and Defendants that lead plaintiff elected to file a second amended consolidated complaint, which was filed on January 31, 2011. Defendants filed a motion to dismiss the second complaint on March 17, 2011. Oral argument on this motion was held on February 2, 2012. While the outcome of this litigation is uncertain given its early phase, SEI believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

SEI has been named in six lawsuits filed in Louisiana. Five lawsuits were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action under the Louisiana Securities Act. The putative class action originally included a claim against SEI and SPTC for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy. In addition, another group of plaintiffs have filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and SPTC and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank. Two of the five actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases have been transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas issued an order and judgment that the causes of action alleged against SEI and SPTC in the two remanded actions were preempted by federal law and the Court dismissed these cases with prejudice. The Court of Appeals for the Fifth Circuit has granted an expedited appeal of the United States District Court’s order and judgment. The appeal has been fully briefed, and oral argument was held on February 7, 2012. The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The plaintiffs in the remaining two cases in East Baton Rouge have granted SEI an extension to respond to the filings. SEI and SPTC filed exceptions in the putative class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge putative class action; plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. Following the decision by the United States District Court for the Northern District of Texas, the Court in the East Baton Rouge action issued an order staying the proceedings in the East Baton Rouge class action pending the outcome of the appeal of the order and judgment of the United States District Court for the Northern District of Texas. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

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

Item 4. Mine Safety Disclosures.

None.

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

2011	High	Low	Dividends

First Quarter	$24.87	$21.64	$—
Second Quarter	24.24	21.19	.12
Third Quarter	23.11	14.63	—
Fourth Quarter	17.52	13.73	.15

2010	High	Low	Dividends

First Quarter	$22.12	$16.77	$—
Second Quarter	24.41	19.93	.10
Third Quarter	22.14	17.35	—
Fourth Quarter	24.28	20.07	.10

As of January 31, 2012, we estimate that we had approximately 400 shareholders of record.

For information on our equity compensation plans, refer to Note 8 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.

Comparison of Cumulative Total Return of Common Stock, Industry Index and Nasdaq Market Index:

Issuer Purchases of Equity Securities:

Our Board of Directors has authorized, under multiple authorizations, the repurchase of up to $1.928 billion of our common stock. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended December 31, 2011 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1 – 31, 2011	850,000	$16.09	850,000	$35,079,000
November 1 – 30, 2011	1,400,000	16.09	1,400,000	12,559,000
December 1 – 31, 2011	975,000	16.70	975,000	96,276,000

Total	3,225,000	$16.27	3,225,000

Item 6. Selected Financial Data.

(In thousands, except per-share data)

This table presents selected consolidated financial information for the five-year period ended December 31, 2011. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Year Ended December 31,	2011	2010 (A)	2009	2008	2007
Revenues	$929,727	$900,835	$1,060,548	$1,247,919	$1,369,028
Total expenses	725,662	683,302	696,841	751,570	775,053

Income from operations	204,065	217,533	363,707	496,349	593,975
Other income (expense)	114,422	152,248	(1,389)	(142,119)	(8,556)

Income before income taxes	318,487	369,781	362,318	354,230	585,419
Income taxes	111,837	136,461	89,886	86,703	151,182

Net income	206,650	233,320	272,432	267,527	434,237
Less: Net income attributable to the noncontrolling interest	(1,691)	(1,633)	(98,097)	(128,273)	(174,428)

Net income attributable to SEI Investments	204,959	231,687	174,335	139,254	259,809
Basic earnings per common share	$1.12	$1.23	$0.91	$0.73	$1.32
Shares used to calculate basic earnings per common share	182,547	188,468	190,821	192,057	196,120
Diluted earnings per common share	$1.11	$1.22	$0.91	$0.71	$1.28
Shares used to calculate diluted earnings per common share	184,127	190,321	191,783	195,233	202,231
Cash dividends declared per common share	$.27	$.20	$.17	$.16	$.14
Financial Position as of December 31,
Cash and cash equivalents	$420,986	$496,292	$590,877	$416,643	$360,921
Total assets	$1,294,559	$1,377,223	$1,533,808	$1,341,715	$1,252,365
Long-term debt (including current portion)	$0	$95,000	$253,552	$31,532	$51,971
SEI Investments Shareholders’ equity	$1,025,316	$1,041,570	$909,723	$769,152	$756,383

(A)	Beginning in 2010, we discontinued consolidating the accounts and operations of LSV and LSV Employee Group in our financial statements (See Note 2 to the Consolidated Financial Statements for information regarding LSV and LSV Employee Group).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except per-share data)

This discussion reviews and analyzes the consolidated financial condition at December 31, 2011 and 2010, the consolidated results of operations for the years ended December 31, 2011, 2010, and 2009, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this Annual Report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Overview

Consolidated Summary

We are a leading global provider of investment processing, investment management, and investment operations solutions. We help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses, and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of December 31, 2011, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $403.6 billion in mutual fund and pooled or separately managed assets, including $172.0 billion in assets under management and $231.6 billion in client assets under administration.

Our Condensed Consolidated Statements of Operations for the years ended 2011, 2010 and 2009 were:

Year Ended December 31,	2011	2010 (A)	Percent Change	2009	Percent Change

Revenues	$929,727	$900,835	3%	$1,060,548	(15%)
Expenses	725,662	683,302	6%	696,841	(2%)

Income from operations	204,065	217,533	(6%)	363,707	(40%)

Net gain (loss) from investments	3,360	48,533	(93%)	(4,926)	N/A
Interest income, net of interest expense	5,244	4,848	8%	3,537	37%
Other expense, net	0	(590)	N/A	0	N/A
Equity in earnings of unconsolidated affiliate	105,818	99,457	6%	0	N/A

Income before income taxes	318,487	369,781	(14%)	362,318	2%
Income taxes	111,837	136,461	(18%)	89,886	52%

Net income	206,650	233,320	(11%)	272,432	(14%)

Less: Net income attributable to the noncontrolling interest	(1,691)	(1,633)	4%	(98,097)	N/A

Net income attributable to SEI Investments Company	$204,959	$231,687	(12%)	$174,335	33%

Diluted earnings per common share	$1.11	$1.22	(9%)	$.91	34%

(A)	Beginning in 2010, we discontinued consolidating the accounts and operations of LSV and LSV Employee Group in our financial statements (See Note 2 to the Consolidated Financial Statements).

Significant Items Impacting Our Financial Results in 2011

Revenues increased $28.9 million, or three percent, to $929.7 million in 2011 compared to 2010. Net income attributable to SEI decreased $26.7 million, or 12 percent, to $205.0 million and diluted earnings per share decreased to $1.11 per share in 2011 compared to $1.22 per share in 2010. We believe the following items were significant to our business during 2011:

•

Revenue growth was primarily driven by higher Asset management, administration and distribution fees across the business segments from improved capital market conditions. The majority of our asset-based revenues are based upon average assets, which increased during the year despite the sharp decline experienced during the third quarter. Our average assets under management, excluding LSV, increased $9.8 billion, or nine percent, to $117.0 billion during the year as compared to $107.2 billion during 2010.

•

New business coupled with asset funding from existing clients for our hedge fund solutions and increased accounts for our separately managed accounts solutions in our Investment Managers segment also served to drive revenue growth.

•

Revenues in our Private Banks segment were negatively impacted by lower investment processing fees from price reductions provided to existing clients that recontracted for longer periods, lower transaction volumes and lower one-time project-related fees. Furthermore, the full impact of previously-announced client losses in the segment were reflected in 2011 as the associated recurring and one-time revenues from the client losses were recognized in the preceding year.

•

Our proportionate share in the earnings of LSV in 2011 was $105.8 million as compared to $99.5 million in 2010, an increase of six percent. The net market appreciation in LSV’s average assets under management during the first half of 2011 as well as increased performance fees resulted in an overall increase in their revenues. Although ending assets under management declined to $53.7 billion, LSV’s average assets under management increased $5.2 billion, or ten percent, to $58.5 billion during the year as compared to $53.3 billion during the prior year.

•

Our operating expenses related to servicing new and existing clients of our Global Wealth Services solution implemented on the Global Wealth Platform has increased as we continue to build out the operational infrastructure and add new functionality to the platform. A higher portion of these costs are not capitalized. These increased operational costs primarily impacted the Private Banks and Investment Advisors segments. The increased operational costs are included in Compensation, benefits and other personnel, Consulting, outsourcing and professional fees, and Data processing and computer related expenses on the accompanying Consolidated Statements of Operations.

•

Our operating expenses related to servicing new and existing clients of our hedge fund and separately managed accounts solutions of our Investment Managers segment increased during the year. These increased operational costs are also included in Compensation, benefits and other personnel, Consulting, outsourcing and professional fees, and Data processing and computer related expenses on the accompanying Consolidated Statements of Operations.

•

We recognized $3.4 million in gains from structured investment vehicles (SIV) securities in 2011 as compared to $44.2 million in gains in 2010. Of the net gains recognized during 2011, gains of $10.6 million resulted from cash payments received from the SIV securities that had been previously written down offset by losses of $7.2 million which resulted from a decrease in fair value at December 31, 2011 (See Notes 5 and 6 to the Consolidated Financial Statements).

•

Stock-based compensation costs declined in 2011 and reflect the return to normal levels of expense amortization as compared to the level in 2010. Stock-based compensation costs decreased during the year due to the acceleration of stock-based compensation in 2010 due to a change in management’s estimates of the attainment of certain performance vesting targets, net of the reversal of $6.2 million in stock-based compensation costs in the third quarter 2010.

•	We continued our stock repurchase program during 2011 and purchased approximately 11,109,000 shares at an average price of $19.01 per share for a total cost of $211.2 million.

•	We made principal payments of $95.0 million during 2011, including a final payment of $20.0 million in the fourth quarter, to fully repay the outstanding balance of our credit facility.

•	Our effective tax rate in 2011 declined to 35.2 percent from 37.0 percent in 2010. Our tax rate in 2011 was favorably impacted by tax planning strategies implemented during 2011.

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

Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in Item 1A “Risk Factors” of this Annual Report. The following items are, in our opinion, anticipated to occur in the next 12 to 18 months:

•

We will continue to invest in the Global Wealth Platform and its operational infrastructure because it is vital to our future growth strategy. Our current developmental and operational efforts are primarily focused on expanding the functionality of the platform for existing private bank and wealth managers in the United Kingdom as well as building the necessary functionality in order to service financial institutions and investment advisors in the United States. In 2011, we converted a small, select group of advisors onto the Global Wealth Platform. We expect to continue the rollout in 2012 and 2013. We are also investing in automation aimed at enhancing our operational efficiency and scale. A significant portion of the costs for these efforts will not be capitalized and; therefore, our operational costs related to the platform are expected to remain at current levels or increase, primarily impacting the operating margins of the Private Banks and Investment Advisors segments.

•

We expect continued pressure on our operating margin for the Private Banks segment in 2012 by the extended lead time required to fully realize recurring revenues from new Global Wealth Services clients serviced on the Global Wealth Platform. About half of our new clients will transfer assets onto the platform over time rather than a complete conversion of an existing book of business as of a specific date. As stated earlier, we will continue our efforts to improve the operational efficiency and scale of the Global Wealth Services solution as we gain new clients; however, we do not expect profitability gains for the Private Banks segment in 2012.

•

The majority of our revenues are based on the value of our assets under management and administration which are affected by changes in the capital markets. The sharp market volatility experienced during 2011 substantially offset our overall revenue growth gained from new business and increased business from our existing clients. If the instability of the capital market environment continues throughout 2012, our revenues and profits could be negatively impacted. Also, the current economic environment has slowed decision making in some of our target markets. We are actively engaged with new prospects in our target markets, but expect the current economic environment may make it difficult to generate substantial new client activity. If these economic conditions persist, we would expect extended sales cycles to continue throughout 2012, which could further impede revenue growth.

Ending Asset Balances

This table presents ending asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest. These assets are not included in our balance sheets because we do not own them.

Ending Asset Balances
(In millions)	As of December 31,
			Percent		Percent
	2011	2010	Change	2009	Change
Private Banks:
Equity and fixed-income programs	$16,435	$13,512	22%	$12,690	6%
Collective trust fund programs	450	626	(28%)	1,067	(41%)
Liquidity funds	5,553	5,120	8%	6,035	(15%)

Total assets under management	$22,438	$19,258	17%	$19,792	(3%)

Client proprietary assets under administration	10,355	10,672	(3%)	11,213	(5%)

Total assets	$32,793	$29,930	10%	$31,005	(3%)

Investment Advisors:
Equity and fixed-income programs	$26,639	$27,680	(4%)	$25,392	9%
Collective trust fund programs	1,298	1,820	(29%)	2,423	(25%)
Liquidity funds	2,505	1,641	53%	1,929	(15%)

Total assets under management	$30,442	$31,141	(2%)	$29,744	5%

Institutional Investors:
Equity and fixed-income programs	$49,051	$48,699	1%	$44,322	10%
Collective trust fund programs	492	623	(21%)	684	(9%)
Liquidity funds	3,888	3,382	15%	3,370	0%

Total assets under management	$53,431	$52,704	1%	$48,376	9%

Investment Managers:
Equity and fixed-income programs	$57	$1	N/A	$4	(75%)
Collective trust fund programs	11,255	8,177	38%	7,428	10%
Liquidity funds	152	313	(51%)	412	(24%)

Total assets under management	$11,464	$8,491	35%	$7,844	8%

Client proprietary assets under administration	221,198	233,079	(5%)	221,680	5%

Total assets	$232,662	$241,570	(4%)	$229,524	5%

Investments in New Businesses:
Equity and fixed-income programs	$515	$569	(9%)	$520	9%
Liquidity funds	37	65	(43%)	75	(13%)

Total assets under management	$552	$634	(13%)	$595	7%

LSV:
Equity and fixed-income programs	$53,712	$60,058	(11%)	$52,488	14%

Consolidated:
Equity and fixed-income programs	$146,409	$150,519	(3%)	$135,416	11%
Collective trust fund programs	13,495	11,246	20%	11,602	(3%)
Liquidity funds	12,135	10,521	15%	11,821	(11%)

Total assets under management	$172,039	$172,286	0%	$158,839	8%

Client proprietary assets under administration	231,553	243,751	(5%)	232,893	5%

Total assets under management and administration	$403,592	$416,037	(3%)	$391,732	6%

Average Asset Balances

This table presents average asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest. These assets are not included in our balance sheets because we do not own them.

Average Asset Balances
(In millions)	For the Year Ended December 31,
			Percent		Percent
	2011	2010	Change	2009	Change
Private Banks:
Equity and fixed-income programs	$15,891	$12,579	26%	$11,115	13%
Collective trust fund programs	526	772	(32%)	1,145	(33%)
Liquidity funds	5,145	5,247	(2%)	7,809	(33%)

Total assets under management	$21,562	$18,598	16%	$20,069	(7%)

Client proprietary assets under administration	10,672	10,907	(2%)	10,638	3%

Total assets	$32,234	$29,505	9%	$30,707	(4%)

Investment Advisors:
Equity and fixed-income programs	$27,274	$25,832	6%	$22,217	16%
Collective trust fund programs	1,497	2,118	(29%)	2,597	(18%)
Liquidity funds	1,970	1,986	(1%)	2,752	(28%)

Total assets under management	$30,741	$29,936	3%	$27,566	9%

Institutional Investors:
Equity and fixed-income programs	$49,895	$45,926	9%	$38,024	21%
Collective trust fund programs	542	649	(16%)	796	(18%)
Liquidity funds	3,453	3,358	3%	4,128	(19%)

Total assets under management	$53,890	$49,933	8%	$42,948	16%

Investment Managers:
Equity and fixed-income programs	$39	$2	N/A	$4	(50%)
Collective trust fund programs	9,978	7,687	30%	7,081	9%
Liquidity funds	199	467	(57%)	722	(35%)

Total assets under management	$10,216	$8,156	25%	$7,807	4%

Client proprietary assets under administration	235,096	225,045	4%	219,097	3%

Total assets	$245,312	$233,201	5%	$226,904	3%

Investments in New Businesses:
Equity and fixed-income programs	$545	$520	5%	$456	14%
Liquidity funds	47	73	(36%)	122	(40%)

Total assets under management	$592	$593	0%	$578	3%

LSV:
Equity and fixed-income programs	$58,478	$53,345	10%	$42,136	27%

Consolidated:
Equity and fixed-income programs	$152,122	$138,204	10%	$113,952	21%
Collective trust fund programs	12,543	11,226	12%	11,619	(3%)
Liquidity funds	10,814	11,131	(3%)	15,533	(28%)

Total assets under management	$175,479	$160,561	9%	$141,104	14%

Client proprietary assets under administration	245,768	235,952	4%	229,735	3%

Total assets under management and administration	$421,247	$396,513	6%	$370,839	7%

In the preceding tables, assets under management are total assets of our clients or their customers invested in our equity and fixed-income investment programs, collective trust fund programs, and liquidity funds for which we provide asset management services. Assets under management and administration also include total assets of our clients or their customers for which we provide administrative services, including client proprietary fund balances for which we provide administration and/or distribution services.

Business Segments

Revenues, Expenses, and Operating Profit (Loss) for our business segments for the year ended 2011 compared to the year ended 2010, and for the year ended 2010 compared to the year ended 2009 are:

Year Ended December 31,	2011	2010	Percent Change	2009	Percent Change

Private Banks:
Revenues	$348,122	$346,668	0%	$361,273	(4%)
Expenses	339,339	310,633	9%	309,300	0%

Operating Profit	8,783	36,035	(76%)	51,973	(31%)
Operating Margin	3%	10%		14%

Investment Advisors:
Revenues	189,780	183,378	3%	166,097	10%
Expenses	110,438	110,388	0%	109,418	1%

Operating Profit	79,342	72,990	9%	56,679	29%
Operating Margin	42%	40%		34%

Institutional Investors:
Revenues	210,027	206,531	2%	177,721	16%
Expenses	106,585	106,934	0%	99,924	7%

Operating Profit	103,442	99,597	4%	77,797	28%
Operating Margin	49%	48%		44%

Investment Managers:
Revenues	177,975	160,159	11%	139,004	15%
Expenses	115,963	103,421	12%	93,074	11%

Operating Profit	62,012	56,738	9%	45,930	24%
Operating Margin	35%	35%		33%

Investments in New Businesses:
Revenues	3,823	4,099	(7%)	4,492	(9%)
Expenses	11,559	12,676	(9%)	11,625	9%

Operating Loss	(7,736)	(8,577)	(10%)	(7,133)	20%
Operating Margin	N/A	N/A		N/A

For additional information pertaining to our business segments, see Note 13 to the Consolidated Financial Statements.

Private Banks

Year Ended December 31,	2011	2010	Percent Change	2009	Percent Change

Revenues:
Investment processing and software servicing fees	$220,684	$229,247	(4%)	$230,214	0%
Asset management, administration & distribution fees	96,531	87,288	11%	84,529	3%
Transaction-based and trade execution fees	30,907	30,133	3%	46,530	(35%)

Total revenues	$348,122	$346,668	0%	$361,273	(4%)

Revenues increased slightly in 2011 compared to the prior year. Revenues during 2011 were primarily affected by:

•

Increased investment management fees from existing international clients due to higher average assets under management from improved capital markets in late 2010 into the first half of 2011, positive cash flows and favorable exchange rates; and

•	Increased net investment processing fees from new Global Wealth Services clients implemented onto the Global Wealth Platform; partially offset by

•	Lower recurring investment processing fees due to price reductions provided to existing clients that recontracted for longer periods, lower transaction volumes and client losses occurring in 2010; and

•	Lower one-time project-related investment processing fees.

Revenues decreased $14.6 million, or four percent, in 2010 compared to the prior year. Revenues during 2010 were primarily affected by:

•	Decreased trade execution fees due to lower trading volumes in the capital markets;

•

Decreased investment processing fees for our Global Wealth Services solution; including non-recurring deconversion and contract buyout fees, due to the loss of two large U.S. bank clients involved in mergers and acquisitions;

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

•	Increased investment management fees from existing international clients due to higher average assets under management from improved capital markets.

Operating margins were three percent in 2011 and ten percent in 2010. Operating income decreased $27.3 million, or 76 percent, in 2011 compared to the prior year. Operating income in 2011 was primarily affected by:

•	Increased non-capitalized development costs, mainly consulting fees, and amortization expense relating to the Global Wealth Platform;

•

Increased operational costs, mainly personnel and data processing and computer-related expenses, for servicing new and existing Global Wealth Services clients implemented onto the Global Wealth Platform; and

•	Increased direct expenses associated with increased investment management fees from existing international clients; partially offset by

•	Decreased stock-based compensation costs due to the acceleration in 2010, net of the reversal of stock-based compensation costs in the third quarter 2010;

•	Decreased one-time termination costs associated with a workforce reduction in first quarter 2010; and

•	An increase in revenues.

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

Investment Advisors

Revenues increased $6.4 million, or three percent, in 2011 compared to the prior year. Revenues during 2011 were primarily affected by:

•

Increased investment management fees from existing clients due to higher average assets under management caused by improved capital markets during the latter half of 2010 and through the first half of 2011 and an increase in net cash flows in 2011 from new advisors.

Revenues increased $17.3 million, or ten percent, in 2010 compared to the prior year. Revenues during 2010 were primarily affected by:

•	Increased investment management fees from existing clients due to higher average assets under management caused by improved capital markets; and

•	An increase in the average basis points earned on assets due to client-directed shifts from liquidity products to our equity and fixed income programs.

Operating margins were 42 percent in 2011 and 40 percent in 2010. Operating income increased $6.4 million, or nine percent, in 2011 compared to the prior year. Operating income in 2011 was primarily affected by:

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

Institutional Investors

Revenues increased $3.5 million, or two percent, in 2011 compared to the prior year. Revenues during 2011 were primarily affected by:

•

Increased investment management fees from existing clients due to higher average assets under management caused by improved capital markets during the latter half of 2010 and through the first half of 2011 as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by client losses.

Revenues increased $28.8 million, or 16 percent, in 2010 compared to the prior year. Revenues during 2010 were primarily affected by:

•

Increased investment management fees from existing clients due to higher average assets under management caused by improved capital markets as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by client losses.

Operating margins were 49 percent in 2011 and 48 percent in 2010. Operating income increased $3.8 million, or four percent, in 2011 compared to the prior year. Operating income during 2011 was primarily affected by:

•	An increase in revenues;

•	Decreased stock-based compensation costs due to the acceleration in 2010, net of the reversal of stock-based compensation costs in the third quarter 2010; and

•	Decreased discretionary marketing and promotion expenses; partially offset by

•	Increased compensation and other personnel expenses; and

•	Increased direct expenses associated with higher investment management fees.

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

•	An increase in personnel expenses; and

•	Increased direct expenses associated with higher investment management fees.

Investment Managers

Revenues increased $17.8 million, or 11 percent, in 2011 compared to the prior year. Revenues during 2011 were primarily affected by:

•	Cash flows from new clients of our hedge funds and collective trust fund solutions;

•	Net positive cash flows from existing hedge fund clients mainly due to higher valuations from capital market increases mostly during the first half of 2011; and

•	Increased accounts from our separately managed account program due to new clients and existing clients involved in mergers; partially offset by client losses.

Revenues increased $21.2 million, or 15 percent, in 2010 compared to the prior year. Revenues during 2010 were primarily affected by:

•	Cash flows from new clients, primarily hedge fund clients; and

•	Net positive cash flows from existing hedge fund clients mainly due to higher valuations from capital market increases; partially offset by client losses.

Operating margins were 35 percent in 2011 and 2010. Operating income increased $5.3 million, or nine percent, in 2011 compared to the prior year. Operating income during 2011 was primarily affected by:

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

•	An increase in personnel expenses; and

•	Increased technology and other investment spending for the development of new products and services.

Other

Other Income and Expense Items

Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2011	2010	2009

Net gain (loss) from investments	$3,360	$48,533	$(4,926)
Interest and dividend income	5,829	6,326	7,281
Interest expense	(585)	(1,478)	(3,744)
Other expense, net	0	(590)	0
Equity in earnings of unconsolidated affiliate	105,818	99,457	0

Total other income and expense items, net	$114,422	$152,258	$(1,389)

Net gain (loss) from investments

Net gain (loss) from investments consists of:

Year Ended December 31,	2011	2010	2009

Gains (losses) from SIV securities	$3,390	$44,247	$(5,778)
Net realized and unrealized (losses) gains from marketable securities	(25)	1,214	1,753
Other-than-temporary declines in market value	0	0	(901)
Other (losses) gains	(5)	3,072	0

Net gain (loss) from investments	$3,360	$48,533	$(4,926)

We record our SIV securities at fair value and recognize unrealized gains and losses of the securities in current earnings. During 2011 and 2010, we recognized net gains from SIV securities of $3.4 million and $44.2 million, respectively. Of the net gains recognized during 2011, gains of $10.6 million resulted from cash payments received from the SIV securities offset by losses of $7.2 million which resulted from a decrease in fair value at December 31, 2011. During 2010, we recognized gains from SIV securities of $44.2 million, of which $27.5 million resulted from cash payments received from the SIV securities and $16.5 million was from a net increase in fair value at December 31, 2010. In addition, we recognized a net gain of $0.2 million from sales of three SIV securities during 2010. These gains and losses are included in Gains (losses) from SIV securities in the preceding table.

We recognized a $3.1 million gain in 2010 due to the sale of our ownership interest in a small company that was involved in a merger. This gain is reflected in Other gains (losses) in the preceding table.

Interest and dividend income

Interest and dividend income is primarily based upon the amount of our cash balances and cash equivalents that are invested daily. The decreases in interest income in 2011 and 2010 compared to the prior years were due to declines in interest rates earned on our cash balances and lower yields earned from our cash equivalents.

Interest expense

Interest expense includes the interest charges and fees related to the borrowings under our credit facility. The decrease in interest expense in 2011 was due to the reduced level of outstanding debt from principal repayments. The decline in interest expense in 2010 was primarily due to the deconsolidation of LSV Employee Group since our interest expense in 2009 also included the interest charges related to their borrowings. We incurred interest expense of approximately $0.6 million, $1.4 million and $1.9 million in 2011, 2010 and 2009, respectively, related to our borrowings under the credit facility. Interest expense for the debt associated with LSV Employee Group included in our interest expense in 2009 was approximately $1.5 million.

Equity in earnings of unconsolidated affiliate

Equity in earnings of unconsolidated affiliate includes our less than 50 percent ownership in LSV. Our total partnership interest in LSV was approximately 41 percent during 2011 and was approximately 42 percent during 2010 and 2009. Our proportionate share in the earnings of LSV was $105.8 million and $99.5 million in 2011 and 2010, respectively. The increase in 2011 was primarily due to increased assets under management by LSV from existing clients because of the general improvement in capital markets and increased performance fees. We deconsolidated the accounts and operations of LSV in January 2010. In 2009, LSV was a business segment and, therefore, our proportionate share in the earnings of LSV was included in the results of our business segments. On a proforma basis, if our investment in LSV had been recorded under the equity method in 2009, our proportionate share in the earnings of LSV would have increased by $24.1 million to $99.5 million in 2010 from $75.4 million in 2009, an increase of 32 percent. This increase on a proforma basis was due to higher assets under management from existing clients from market appreciation.

Noncontrolling interest

Noncontrolling interest includes the interest of other shareholders in a joint venture of the Company in an asset management firm located in South Korea. Noncontrolling interest in 2009 primarily includes the amount owned by other partners of LSV and LSV Employee Group.

Income Taxes

Our effective tax rate was 35.2 percent in 2011, 37.0 percent in 2010, and 33.9 percent in 2009. Our tax rate in 2011 was favorably impacted by determination that SEI was eligible for the Domestic Production Activities Deduction. The effective rate for 2011 reflects the benefit of this deduction for 2007 through 2011. Excluding the benefit for the Domestic Production Activities Deduction, our effective tax rate would be 37.4 percent. The 2009 effective tax rate is lower than 2010 due to the recognition of certain tax benefits related to the conclusion of federal and state income tax audits. Our effective tax rate for 2009, excluding the net reduction relating to tax uncertainties, was 37.0 percent. We expect our effective tax rate to be between 36.0 and 37.0 percent in 2012 with the assumption that we are able to utilize the research and development tax credit.

Stock-Based Compensation

During 2011 and 2010, we recognized approximately $14.1 million and $26.8 million, respectively, in stock-based compensation expense, a decrease of $12.7 million. This decrease consisted of the following components:

Change in Stock-Based Compensation Expense

Stock-based compensation cost recognized in 2011 for grants made in December 2010	$4,752
Reversal of previously recognized stock-based compensation expense in third quarter 2010	6,161
Stock-based compensation cost associated with options that vested in 2010	(22,892)
Other items	(691)

$(12,670)

Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense

2012	$14,398
2013	12,704
2014	12,510
2015	3,846
2016	2,355
2017	2,310

$48,123

Fair Value Measurements

The fair value of our financial assets is determined in accordance with the fair value hierarchy. The fair value of most of our financial assets is determined using Level 1 or Level 2 inputs and consist mainly of investments in equity and fixed-income mutual funds that are quoted daily and Government National Mortgage Association and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Level 3 financial assets primarily consist of SIV securities. We did not have any financial liabilities at December 31, 2011 or 2010. See Note 5 to the Consolidated Financial Statements for more information pertaining to the valuation of SIV securities.

Liquidity and Capital Resources

Year Ended December 31,	2011	2010	2009

Net cash provided by operating activities	$256,962	$229,326	$345,471
Net cash used in investing activities	(31,950)	(41,475)	(338,912)
Net cash (used in) provided by financing activities	(300,318)	(282,436)	167,675

Net (decrease) increase in cash and cash equivalents	(75,306)	(94,585)	174,234

Cash and cash equivalents, beginning of year	496,292	590,877	416,643

Cash and cash equivalents, end of year	$420,986	$496,292	$590,877

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. We borrowed $254.0 million through our five-year, $300.0 million credit facility with JPMorgan Chase Bank, N.A. in 2009 to purchase SIV securities from our money market funds. In 2009, 2010 and 2011, we made principal payments of $21.0 million, $138.0 million and $95.0 million, respectively, to fully repay the balance of the credit facility (See Note 7 to the Consolidated Financial Statements). At December 31, 2011, our unused sources of liquidity consisted of cash and cash equivalents and the full amount available under the existing credit facility which was scheduled to expire in July 2012.

In February 2012, we replaced our credit facility with a new five-year credit facility agreement which provides for borrowings of up to $300.0 million. The new credit facility is a senior unsecured revolving line of credit with Wells Fargo Bank, National Association, and a syndicate of other lenders and is scheduled to expire in February 2017. The availability of the new credit facility is subject to the compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. We currently have no borrowings under the new credit facility.

Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. As of January 31, 2012, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $226.0 million.

Cash flows from operations increased $27.6 million in 2011 compared to 2010 due to the partnership distribution payments received from LSV, non-cash adjustments for net realized gains from marketable securities in 2011 as opposed to 2010, and the net change in our working capital accounts.

Cash flows from investing activities increased $9.5 million in 2011 compared to 2010 primarily due to the net reduction of $37.1 million in our cash and cash equivalents during the first quarter of 2010 from the deconsolidation of the accounts of LSV. Net cash used in investing activities also includes:

•

Purchases, sales and maturities of marketable securities. We had cash outflows of $74.0 million for the purchase of marketable securities in 2011 as compared to $39.1 million in 2010. Marketable securities purchased in 2011 consisted of investments in U.S. government agency and commercial paper securities with maturity dates less than one year by SIDCO, additional GNMA securities to satisfy applicable regulatory requirements of SPTC and investments for the start-up of new investment products. Marketable securities purchased in 2010 consisted of investments for the start-up of new investment products and GNMA securities for SPTC regulatory requirements. We had cash inflows of $99.8 million from sales and maturities of marketable securities, including principal prepayments received from our GNMA and SIV securities, in 2011 as compared to $87.0 million in 2010. Marketable securities sold in 2011 and 2010 primarily include the proceeds from the sales of SIV securities.

•

The capitalization of costs incurred in developing computer software. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality of the platform. We capitalized $41.0 million of software development costs in 2011 as compared to $38.7 million in 2010. Amounts capitalized in 2011 and 2010 include costs for significant enhancements and upgrades to the platform.

•	Capital expenditures. Our capital expenditures in 2011 and 2010 primarily include equipment for our data center operations.

Cash flows from financing activities decreased $17.9 million in 2011 compared to 2010. Net cash used in financing activities includes:

•

The repurchase of our common stock. Our Board of Directors has authorized the repurchase of up to $1.928 billion worth of our common stock through multiple authorizations. As of January 31, 2012, we had approximately $95.8 million of authorization remaining for the purchase of our common stock under this program. Currently, there is no expiration date for our common stock repurchase program. The following table lists information regarding repurchases of our common stock during 2011, 2010, and 2009:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost (in thousands)

2011	11,109,000	$19.01	$211,165
2010	5,814,000	20.81	120,982
2009	3,198,000	16.92	54,114

•

Principal payments of our debt. Principal payments in 2011 and 2010 include payments of $95.0 million and $138.0 million, respectively, to reduce the outstanding debt associated with our credit facility. We fully repaid our existing credit facility with the final payment of $20.0 million made in December 2011.

•

Dividend payments. Cash dividends paid were $22.0 million or $.12 per share in 2011, $54.6 million or $.29 per share in 2010 and $30.6 million or $.16 per share in 2009. Our Board of Directors declared a cash dividend of $.15 per share on December 13, 2011. The dividend was paid on January 6, 2012 for $26.5 million. The decrease in dividends paid in 2011 was due to the payment date of the dividend declared in December 2010 occurring in the calendar year as compared to the payment date of the dividend declared in December 2011 which occurred in January of 2012.

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for ongoing operations; continued investment in new products and equipment; our common stock repurchase program and future dividend payments.

Significant Arrangement

On January 24, 2006, we entered into a Guaranty and Collateral Agreement with LSV Employee Group, Bank of America, N.A. and certain other lenders. We entered into the agreement in order to facilitate the acquisition of certain partnership interests of LSV by LSV Employee Group. Additional information pertaining to the agreement is presented in Note 2 to the Consolidated Financial Statements.

Contractual Obligations and Contingent Obligations

As of December 31, 2011, the Company is obligated to make payments in connection with its lines of credit, operating leases, maintenance contracts and other commitments in the amounts listed below. The Company has no unrecorded obligations other than the items noted in the following table:

	Total	2012	2013	2014 to 2015	2016 and Thereafter

Line of credit (a)	$2,323	$457	$457	$914	$495
Operating leases and maintenance agreements (b)	50,790	17,892	13,527	8,952	10,419
Other commitments (c)	1,768	1,768	0	0	0

Total	$54,881	$20,117	$13,984	$9,866	$10,914

(a)	Amounts include estimated commitment fees for our credit facility. We had no debt outstanding at December 31, 2011. See Note 7 to the Consolidated Financial Statements.
(b)	See Note 11 to the Consolidated Financial Statements.
(c)	Amount includes the portion of uncertain tax liabilities classified as a current liability. The actual cash payment associated with these commitments may differ. See Note 12 to the Consolidated Financial Statements.

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

The use of Level 3 inputs to determine the fair value of our financial assets requires considerable judgment by management. Our Level 3 financial assets primarily consist of SIV securities we own. We did not have any financial liabilities at December 31, 2011 or 2010 (See Fair Value Measurements section earlier in this discussion).

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

We evaluate the carrying value of our capitalized software when circumstances indicate the carrying value may not be recoverable. The review of capitalized software for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. Our capitalized software was developed using mainstream technologies that are industry standards and are based on technology developed by multiple vendors that are significant industry leaders. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. In 2011, we determined that no events or change in circumstances had occurred that would indicate that our capitalized software development costs were impaired (See Note 1 to the Consolidated Financial Statements).

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a final Accounting Standards Update which represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We do not expect the adoption of the guidance to have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued a final Accounting Standards Update to amend the presentation of comprehensive income in financial statements. This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income and comprehensive income. The guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. We do not expect the adoption of the guidance to have any impact on our consolidated financial statements.

See the discussion of New Accounting Pronouncements in Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements and Supplementary Data.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of SEI Investments Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SEI Investments Company and its subsidiaries (“the Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 27, 2012

	Consolidated Balance Sheets (In thousands)	SEI Investments Company and Subsidiaries

	December 31,	2011	2010

Assets	Current Assets:
	Cash and cash equivalents	$420,986	$496,292
	Restricted cash	6,000	4,000
	Receivables from regulated investment companies	25,800	29,282
	Receivables, net of allowance for doubtful accounts of $924 and $1,195 (Note 4)	142,109	136,490
	Deferred income taxes, net	1,150	1,387
	Securities owned	20,949	0
	Other current assets	17,957	16,268

	Total Current Assets	634,951	683,719

	Property and Equipment, net of accumulated depreciation of $182,453 and $166,816 (Note 4)	129,548	140,568

	Capitalized Software, net of accumulated amortization of $117,100 and $90,947	309,133	294,332

	Investments Available for Sale (Note 6)	83,008	74,770

	Trading Securities (Note 6)	56,325	104,594

	Investment in Unconsolidated Affiliate (Note 2)	60,954	64,409

	Other Assets, net	20,640	14,831

	Total Assets	$1,294,559	$1,377,223

The accompanying notes are an integral part of these financial statements.

	Consolidated Balance Sheets (In thousands, except par value)	SEI Investments Company and Subsidiaries

	December 31,	2011	2010

Liabilities and Shareholders’ Equity	Current Liabilities:
	Accounts payable	$1,999	$4,582
	Accrued liabilities (Note 4)	147,044	121,410
	Deferred revenue	2,030	1,608

	Total Current Liabilities	151,073	127,600

	Long-term Debt (Note 7)	0	95,000

	Deferred Income Taxes	93,751	92,253

	Other Long-term Liabilities (Note 12)	8,276	5,645

	Total Liabilities	253,100	320,498

	Commitments and Contingencies (Note 11)

	Equity:

	SEI Investments shareholders’ equity:
	Series Preferred stock, $.05 par value, 50 shares authorized; no shares issued and outstanding	0	0
	Common stock, $.01 par value, 750,000 shares authorized; 176,506 and 186,141 shares issued and outstanding	1,765	1,861
	Capital in excess of par value	577,949	565,393
	Retained earnings	443,702	471,159
	Accumulated other comprehensive income, net	1,900	3,157

	Total SEI Investments Shareholders’ Equity	1,025,316	1,041,570

	Noncontrolling interest	16,143	15,155

	Total Equity	1,041,459	1,056,725

	Total Liabilities and Equity	$1,294,559	$1,377,223

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2011	2010	2009

Revenues:
Asset management, administration and distribution fees	$669,788	$628,535	$773,186
Information processing and software servicing fees	222,417	231,529	231,807
Transaction-based and trade execution fees	37,522	40,771	55,555

Total revenues	929,727	900,835	1,060,548

Expenses:
Subadvisory, distribution and other asset management costs	103,134	101,722	94,449
Software royalties and other information processing costs	27,437	24,419	21,509
Brokerage commissions	27,022	28,882	41,146
Compensation, benefits and other personnel	289,445	269,165	274,675
Stock-based compensation	14,112	26,783	14,503
Consulting, outsourcing and professional fees	113,171	89,033	81,694
Data processing and computer related	47,003	41,064	45,403
Facilities, supplies and other costs	55,579	56,284	57,323
Amortization	27,288	24,048	44,608
Depreciation	21,471	21,902	21,531

Total expenses	725,662	683,302	696,841

Income from operations	204,065	217,533	363,707

Net gain (loss) from investments	3,360	48,533	(4,926)
Interest and dividend income	5,829	6,326	7,281
Interest expense	(585)	(1,478)	(3,744)
Other expense, net	0	(590)	0
Equity in earnings of unconsolidated affiliate	105,818	99,457	0

Net income before income taxes	318,487	369,781	362,318

Income taxes	111,837	136,461	89,886

Net income	$206,650	$233,320	$272,432

Less: Net income attributable to the noncontrolling interest	(1,691)	(1,633)	(98,097)

Net income attributable to SEI Investments Company	$204,959	$231,687	$174,335

Basic earnings per common share	$1.12	$1.23	$0.91

Diluted earnings per common share	$1.11	$1.22	$0.91

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2011	2010	2009

Net income	$206,650	$233,320	$272,432

Other comprehensive (loss) gain, net of tax:

Foreign currency translation adjustments	(3,195)	2,205	8,734

Unrealized holding gain on investments:

Unrealized holding gains during the period, net of income taxes of $(811), $(486) and $(1,065)	1,369	484	2,124

Less: reclassification adjustment for (gains) losses realized in net income, net of income taxes of $77, $56 and $(222)	(134)	(105)	360

Total other comprehensive (loss) gain, net of taxes	(1,960)	2,584	11,218

Comprehensive income	204,690	235,904	283,650

Less: Comprehensive income attributable to noncontrolling interest	(988)	(2,318)	(99,894)

Comprehensive income attributable to SEI Investments	$203,702	$233,586	$183,756

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2011	2010	2009

Shares of Common Stock
Beginning balance	186,141	190,208	191,195
Purchase and retirement of common stock	(11,109)	(5,814)	(3,198)
Issuance of common stock under the employee stock purchase plan	110	114	156
Issuance of common stock upon exercise of stock options	1,364	1,633	2,055

Ending balance	176,506	186,141	190,208

Common Stock
Beginning balance	$1,861	$1,902	$1,912
Purchase and retirement of common stock	(111)	(58)	(32)
Issuance of common stock under the employee stock purchase plan	1	1	2
Issuance of common stock upon exercise of stock options	14	16	20

Ending balance	$1,765	$1,861	$1,902

Capital In Excess of Par Value
Beginning balance	$565,393	$522,080	$485,721
Purchase and retirement of common stock	(27,196)	(13,426)	(6,970)
Issuance of common stock under the employee stock purchase plan	1,892	1,902	2,035
Issuance of common stock upon exercise of stock options	22,314	26,177	21,607
Stock-based compensation	14,112	26,783	13,962
Tax benefit on stock options exercised	1,434	1,877	5,725

Ending balance	$577,949	$565,393	$522,080

Retained Earnings
Beginning balance	$471,159	$384,483	$289,682
Net income attributable to SEI Investments Company	204,959	231,687	174,335
Purchase and retirement of common stock	(183,858)	(107,498)	(47,112)
Dividends declared	(48,558)	(37,513)	(32,422)

Ending balance	$443,702	$471,159	$384,483

Accumulated Other Comprehensive (Loss) Income
Beginning balance	$3,157	$1,258	$(8,163)
Other comprehensive (loss) income	(1,257)	1,899	9,421

Ending balance	$1,900	$3,157	$1,258

Total SEI Investments Shareholders’ Equity	$1,025,316	$1,041,570	$909,723

Noncontrolling interest	$16,143	$15,155	$121,895

Total Equity	$1,041,459	$1,056,725	$1,031,618

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2011	2010	2009

Cash flows from operating activities:

Net income	$206,650	$233,320	$272,432

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	27,288	24,048	44,608
Depreciation	21,471	21,902	21,531
Equity in earnings of unconsolidated affiliate	(105,818)	(99,457)	0
Cash received from unconsolidated affiliate	109,273	72,060	0
Payments to partners of LSV	0	0	(87,337)
Stock-based compensation	14,112	26,783	14,503
Provision for losses on receivables	(271)	(1,004)	692
Deferred income tax expense	1,001	6,461	67,265
Net realized (gains) losses from investments	(3,360)	(48,533)	178,007
Other-than-temporary declines in market value	0	0	901
Change in other long-term liabilities	2,631	(81)	1,659
Other	(2,833)	2,473	3,508
Change in current assets and liabilities:
Decrease (increase) in:
Restricted cash for broker-dealer operations	0	16,000	0
Receivables from regulated investment companies	3,482	(1,148)	230
Receivables	(11,474)	(11,032)	(3,885)
Other current assets	(1,689)	(1,101)	197
Increase (decrease) in:
Accounts payable	(2,583)	1,734	(9,457)
Capital Support Agreements	0	0	(173,983)
Payable to regulated investment companies	0	0	(97)
Accrued liabilities	(1,340)	(13,847)	15,367
Deferred revenue	422	748	(670)

Total adjustments	50,312	(3,994)	73,039

Net cash provided by operating activities	$256,962	$229,326	$345,471

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2011	2010	2009

Cash flows from investing activities:

Additions to restricted cash	(2,000)	0	(6,000)
Additions to property and equipment	(12,271)	(13,611)	(19,272)
Additions to capitalized software	(40,954)	(38,729)	(43,944)
Purchases of marketable securities	(73,960)	(39,085)	(322,528)
Prepayments and maturities of marketable securities	61,582	58,174	32,002
Sales of marketable securities	38,247	28,859	20,830
Purchases of other investments	(7,500)	0	0
Sales of other investments	4,906	0	0
LSV and LSV Employee Group cash balances, net (A)	0	(37,083)	0

Net cash used in investing activities	(31,950)	(41,475)	(338,912)

Cash flows from financing activities:

Proceeds from borrowings on long-term debt	0	0	254,000
Payments on long-term debt	(95,000)	(138,000)	(31,980)
Purchase and retirement of common stock	(208,932)	(119,775)	(53,136)
Proceeds from issuance of common stock	24,221	28,096	23,664
Tax benefit on stock options exercised	1,434	1,877	5,725
Payment of dividends	(22,041)	(54,634)	(30,598)

Net cash (used in) provided by financing activities	(300,318)	(282,436)	167,675

Net (decrease) increase in cash and cash equivalents	(75,306)	(94,585)	174,234

Cash and cash equivalents, beginning of year	496,292	590,877	416,643

Cash and cash equivalents, end of year	$420,986	$496,292	$590,877

Interest paid	$559	$1,488	$4,676
Income taxes paid	$116,483	$145,553	$9,052

Non-cash financing activities
Dividends declared but not paid	$26,518	$0	$17,121

(A)	Cash balances, net of the partnership distribution payment received in January 2010, of LSV and LSV Employee Group at December 31, 2009 removed due to the deconsolidation of the accounts and operations of LSV and LSV Employee Group in January 2010 (See Note 2).

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except per-share data)	and Subsidiaries

Note 1 – Summary of Significant Accounting Policies:

Nature of Operations

SEI Investments Company (the Company), a Pennsylvania corporation, provides investment processing, investment management, and investment operations solutions to corporations, financial institutions, financial advisors, and ultra-high-net-worth families in the United States, Canada, the United Kingdom, continental Europe, and other various locations throughout the world. Investment processing solutions consist of application and business process outsourcing services, professional services and transaction-based services. Revenues from investment processing solutions are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations, except for fees earned associated with trade execution services.

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

Investment operations solutions offer investment managers support for traditional investment products such as mutual funds, collective investment trusts, exchange-traded funds, and institutional and separate accounts, by providing outsourcing services including fund and investment accounting, administration, reconciliation, investor servicing and client reporting. These solutions also provide support to managers focused on alternative investments who manage hedge funds, funds of hedge funds, private equity funds and real estate funds, across registered, partnership and separate account structures domiciled in the United States and overseas. Revenues from investment operations solutions are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations.

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

In January 2010, new accounting guidance pertaining to the consolidation of VIEs became effective. Under the new guidance, the Company was not considered the primary beneficiary of LSV Employee Group (See Note 2). The Company, therefore, discontinued consolidating the accounts and operations of LSV Asset Management (LSV) and LSV Employee Group in its financial statements. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheet and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statement of Operations. The deconsolidation of LSV had no effect on Net income attributable to SEI. Prior period financial statements are not reclassified for the new accounting guidance.

Noncontrolling interest on the accompanying Consolidated Balance Sheets includes the interest of other shareholders in a joint venture of the Company in an asset management firm located in South Korea.

Variable Interest Entities

The Company has involvement with various variable interest entities (VIE or VIEs). These VIEs consist of LSV Employee Group and investment products established for clients created in the form of various types of legal entity structures. In June 2009, the Financial Accounting Standards Board (FASB) issued guidance related to the consolidation of VIEs. This guidance changed how a company determines when an entity that is insufficiently capitalized or is not controlled through voting common stock should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could be potentially significant to the entity. The guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and requires disclosures about an enterprises involvement in VIEs.

Under the new guidance, LSV Employee Group remains a VIE. However, the Company is not considered the primary beneficiary because it does not have the power to direct the activities that most significantly impact the economic performance of LSV Employee Group either directly or through any financial responsibility from the Guaranty Agreement. As of January 1, 2010, the Company discontinued consolidating the accounts of LSV Employee Group. The Company does not have any direct equity interest in LSV Employee Group.

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

Cash and Cash Equivalents

The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $281,760 and $383,946 at December 31, 2011 and 2010, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.

Restricted Cash

Restricted cash includes $5,000 and $3,000 at December 31, 2011 and 2010, respectively, segregated for regulatory purposes related to trade-execution services conducted by SIEL. Restricted cash also includes $1,000 at December 31, 2011 and 2010 segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.

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

Marketable Securities

The classification of investments in marketable securities is determined at the time of purchase and reevaluated at each balance sheet date. Debt and equity securities classified as available-for-sale are reported at fair value as determined by the most recently traded price of each security at the balance sheet date. Unrealized gains and losses, net of income taxes, are reported as a separate component of comprehensive income. SIDCO, the Company’s broker-dealer subsidiary, reports changes in fair value of marketable securities through current period earnings due to specialized accounting practices related to investments by broker-dealers. The Company records all of its trading securities on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in current period earnings. The specific identification method is used to compute the realized gains and losses on all of the Company’s marketable securities (See Note 6).

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

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets primarily include securities issued by the Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data for the specific issue owned or pools of similar securities. The Company uses a pricing vendor to value its GNMA securities. The pricing vendor uses a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data for similar pools of GNMA securities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company’s Level 3 financial assets primarily include structured investment vehicles (SIV) securities and any change in fair value for these securities is recognized in the current period.

The fair value of an asset or liability may include inputs from more than one level in the fair value hierarchy. The lowest level of significant inputs used to value the asset or liability determines which level the asset or liability is classified in its entirety.

See Note 5 for information on related disclosures regarding fair value measurements.

Capitalized Software

Costs incurred for the development of internal use software to be offered in a hosting arrangement is capitalized during the development stage of the software application. These costs include direct external and internal costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary and post-implementation stages of the software application are expensed as incurred. Costs associated with significant enhancements to a software application are capitalized while costs incurred to maintain existing software applications are expensed as incurred. The capitalization of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. Capitalized software development costs in 2011, 2010 and 2009 primarily relate to the further development of the Global Wealth Platform (GWP). The initial version of GWP was placed into service in July 2007. Further enhancements and upgrades will continue to occur through a series of releases. As of December 31, 2011, the net book value of GWP was $296,687, net of accumulated amortization of $87,762. Capitalized software development costs in-progress at December 31, 2011 associated with future releases to GWP were $11,552. The Company capitalized $40,954, $38,729, and $43,944 of software development costs during 2011, 2010, and 2009, respectively.

Amortization of capitalized software development costs begins when the product is ready for its intended use. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily 3 to 15 years, with a weighted average remaining life of approximately 10.5 years. Amortization expense was $26,153, $23,053, and $35,894 in 2011, 2010, and 2009, respectively, and is included in Amortization expense on the accompanying Consolidated Statements of Operations. GWP has an estimated useful life of 15 years and a weighted average remaining life of 10.5 years. The Company abandoned certain components within GWP that were replaced in late 2009. The useful life of these components was shortened so that the remaining net book value of $15,502 was fully amortized commensurate with the new release. Amortization expense in 2009 on the Consolidated Statements of Operations includes $15,502 of accelerated amortization for these components.

The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. In 2011 and 2010, the Company determined that no events or change in circumstances had occurred that would indicate that capitalized software development costs were impaired. Therefore, the Company did not recognize any impairment charges for any of its capitalized software development costs in 2011 or 2010.

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

Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations in the periods in which they occur, and are immaterial for each of the years in the three year period ended December 31, 2011.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income attributable to SEI Investments common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to SEI Investments common shareholders by the combination of the weighted average number of common shares outstanding and the dilutive potential common shares, such as stock options, outstanding during the period. The calculations of basic and diluted earnings per share for 2011, 2010, and 2009 are:

	For the Year ended December 31, 2011
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount

Basic earnings per common share	$204,959	182,547	$1.12
Dilutive effect of stock options	0	1,580

Diluted earnings per common share	$204,959	184,127	$1.11

	For the Year ended December 31, 2010
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount

Basic earnings per common share	$231,687	188,468	$1.23
Dilutive effect of stock options	0	1,853

Diluted earnings per common share	$231,687	190,321	$1.22

	For the Year ended December 31, 2009
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount

Basic earnings per common share	$174,335	190,821	$0.91
Dilutive effect of stock options	0	962

Diluted earnings per common share	$174,335	191,783	$0.91

Employee stock options to purchase approximately 15,914,000, 13,181,000, and 22,997,000 shares of common stock, with an average exercise price per share of $23.07, $23.79, and $21.47, were outstanding during 2011, 2010, and 2009, respectively, but not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive (See Note 8).

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a final Accounting Standards Update which represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect the adoption of the guidance to have a significant impact on its consolidated financial statements.

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

Note 2 – Investment in Unconsolidated Affiliate

The Company has an investment in LSV, a general partnership and registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a number of SEI-sponsored mutual funds. As of December 31, 2011, the Company’s total partnership interest in LSV was approximately 41 percent.

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

LSV Asset Management

At December 31, 2011, the Company’s total investment in LSV was $60,954. The investment in LSV exceeded the underlying equity in the net assets of LSV by $3,717, of which $3,062 is considered goodwill embedded in the investment. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV for $109,273, $93,302 and $73,518 in 2011, 2010 and 2009, respectively. The partnership distribution payment of $21,242 received in January 2010 is reflected in LSV and LSV Employee Group cash balances, net on the accompanying Consolidated Statement of Cash Flows.

These tables contain condensed financial information of LSV:

Condensed Statement of Operations Year ended December 31,	2011	2010

Revenues	$296,397	$273,381

Net income	$257,519	$239,981

Condensed Balance Sheet December 31,	2011	2010

Cash and cash equivalents	$60,728	$64,464
Accounts receivable, net of allowance for doubtful accounts of $804 and $369	75,269	75,056
Prepaid expenses and other current assets	604	848
Non-current assets	3,880	4,159

Total assets	$140,481	$144,527

Current liabilities	$13,933	$11,199
Partners’ capital	126,548	133,328

Total liabilities and partners’ capital	$140,481	$144,527

LSV Employee Group

At the time of LSV Employee Group’s purchase of an eight percent interest in LSV, it was determined that $72,220 of the purchase price related to identifiable intangible assets and $19,780 was goodwill. The identifiable intangible assets have an estimated useful life of ten years and were amortized on a straight-line basis. Prior to the deconsolidation of LSV Employee Group from the Company’s financial statements, amortization expense in 2009 on the accompanying Consolidated Statement of Operations included $7,222 pertaining to the amortization of the intangible assets, but was eliminated through Noncontrolling interest and had no impact on net income.

In order to finance a portion of the purchase price, LSV Employee Group obtained financing from Bank of America, N.A. (Bank of America) and certain other lenders in the form of a term loan pursuant to the terms of a Credit Agreement. The principal amount of the term loan was $82,800. In January 2011, LSV Employee Group and Bank of America agreed to amend the Credit Agreement and extend the maturity date of the loan from January 2011 to July 2012. The Company’s obligations under the Guaranty Agreement remained in full force and effect with respect to the amended Credit Agreement. LSV Employee Group made the final principal payment of the term loan in October 2011 and the Company has no further obligation regarding the Credit Agreement. LSV Employee Group made principal payments of $10,091 and $10,461 during 2011 and 2010.

Prior to the deconsolidation of LSV Employee Group from the Company’s financial statements, interest expense in 2009 on the Consolidated Statement of Operations includes $1,510 in interest costs related to the term loan which were eliminated through Noncontrolling interest and had no impact on net income.

LSV Employee Group II

In April 2011, a group of existing employees of LSV agreed to purchase a partnership interest of an existing LSV employee for $4,300 of which $3,655 was financed through a new term loan with Bank of America. The group of existing LSV employees formed a new limited liability company, LSV Employee Group II, LLC (LSV Employee Group II). The Company provided an unsecured guaranty to the lenders of all the obligations of LSV Employee Group II. The lenders will have the right to seek payment from the Company in the event of a default by LSV Employee Group II. The term loan has a four year term and will be repaid from the quarterly distributions of LSV. LSV Employee Group II made principal payments of $458 during 2011. As of December 31, 2011, the remaining unpaid principal balance of the term loan was $3,197. This amount is not reflected, nor is it required to be reflected, in the Company’s Consolidated Balance Sheet at December 31, 2011.

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

In January 2012, LSV Employee Group II made a principal payment of $219. As of January 31, 2012, the remaining unpaid principal balance of the term loan was $2,978. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group II and, furthermore, fully expects that LSV Employee Group II will meet all of their future obligations regarding the term loan.

Proforma Financial Information (Unaudited)

The unaudited proforma financial information for the year ended December 31, 2009 presents the historical results of the Company as if the accounts and operations of LSV and LSV Employee Group had not been consolidated and LSV had been accounted for under the equity method. Net income attributable to SEI was unchanged due to this transaction but is presented for the purpose of clarification.

Proforma Unaudited Condensed Statement of Operations Year ended December 31,	2009

Revenues	$848,587
Expenses	(658,434)

Income from operations	190,153

Other income, net	87
Equity in the earnings of unconsolidated affiliate	75,415

Net income before income taxes	265,655
Income taxes	89,886

Net income	175,769

Less: Net income attributable to the noncontrolling interest	(1,434)

Net income attributable to SEI Investments	$174,335

Note 3 – Variable Interest Entities – Investment Products

The Company has created numerous investment products for its clients in various types of legal entity structures. The Company serves as the Manager, Administrator and Distributor for these investment products and may also serve as the Trustee for some of the investment products. Clients are the equity investors and participate in proportion to their ownership percentage in the net income or loss and net capital gains or losses of the products, and, on liquidation, will participate in proportion to their ownership percentage in the remaining net assets of the products after satisfaction of outstanding liabilities.

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

Note 4 – Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	2011	2010
Trade receivables	$37,822	$34,528
Fees earned, not billed	92,916	93,506
Other receivables	12,295	9,651

	143,033	137,685

Less: Allowance for doubtful accounts	(924)	(1,195)

Receivables, net	$142,109	$136,490

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2011	2010

Buildings	$136,949	$135,935
Equipment	64,256	63,902
Land	9,929	9,890
Purchased software	77,971	74,720
Furniture and fixtures	17,999	18,566
Leasehold improvements	4,558	4,250
Construction in progress	339	121

	312,001	307,384

Less: Accumulated depreciation	(182,453)	(166,816)

Property and Equipment, net	$129,548	$140,568

Depreciation expense related to property and equipment for 2011, 2010, and 2009 was $21,471, $21,902, and $21,531, respectively.

Other Assets

Other assets consist of long-term prepaid expenses, deposits, other investments at cost and various other assets. Amortization expense for certain other assets for 2011, 2010, and 2009 was $1,135, $995 and $1,055, respectively.

The Company recognized gains of $3,072 in 2010 due to the sale of its entire ownership interest in a small, private company that was involved in a merger. The Company’s investment in the firm had been accounted for under the cost basis. The gain is reflected in Net gain (loss) on investments on the accompanying Consolidated Statements of Operations.

Accrued Liabilities

Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2011	2010

Accrued employee compensation	$48,112	$43,747
Accrued employee benefits and other personnel	5,408	6,988
Accrued consulting, outsourcing and professional fees	17,477	16,390
Accrued brokerage fees	8,665	11,942
Accrued sub-advisory, distribution and other asset management fees	17,091	16,778
Accrued income taxes	0	2,077
Accrued dividend payable	26,518	0
Other accrued liabilities	23,773	23,488

Accrued liabilities	$147,044	$121,410

Note 5 – Fair Value Measurements

The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s financial assets, except for the fair value of senior notes issued by SIVs, is determined using Level 1 or Level 2 inputs and consist mainly of investments in equity and fixed-income mutual funds that are quoted daily and GNMA and other U.S. government agency securities that are single issuer pools that are valued based on current market data for the specific issue owned or pools of similar securities. Level 3 financial assets primarily consist of senior note obligations issued by SIVs. The Company did not have any Level 3 financial liabilities at December 31, 2011 or 2010. There were no transfers of financial assets between levels within the fair value hierarchy during 2011 or 2010.

Valuation of SIV Securities

The underlying collateral of the SIV securities is mainly comprised of asset-backed securities and collateralized debt obligations. The Company received prices for all of its SIV securities from two independent third party firms. Given the lack of any reliable market data on the SIV securities, the firms utilized a valuation model that employs a net asset approach which considers the value of the underlying collateral of the SIV securities to determine the fair value of the SIV securities. Management evaluates the prices received from these firms and considers other information, such as the existence of any current market activity, to determine the fair value of the SIV securities. The underlying collateral is specifically identified by its CUSIP or ISIN number. In January 2011, the Company sold the senior obligation originally issued by Stanfield Victoria. The Company’s sole remaining SIV security consists of the senior note issued by Gryphon.

The valuation model maintained by the third party firm to value the SIV securities owned as of December 31, 2010 (except the Stanfield Victoria note) obtained price quotes for each security that comprised the underlying collateral of the SIV securities. Price quotes were primarily obtained from two pricing vendors that are independent entities of the firm that maintained the valuation model. Other pricing vendors were used in limited situations when a security quote cannot be obtained from either of the two primary pricing vendors. The average of the two quotes received was used to value each security. A portion of the securities that comprised the underlying collateral of the SIV securities could not be priced by the pricing vendors. For these securities that lack price quotes, the last price quote received was adjusted by the weighted average percentage movement of securities held as collateral within the same sector classification or based upon the weighted average movement of all priced securities. For example, a residential mortgage-backed security that has not received a quote for an extended period of time was adjusted by the weighted average percentage movement of all quoted residential mortgage-backed securities held as collateral by the SIV security. Additionally, the securities were aggregated by type or sector (i.e. home equity line of credit, sub-prime 1st liens, residential mortgage-backed securities, etc.) and the weighted average quote of all securities within a sector held by the SIV was compared with the range of quotes received for similar securities within the same sector from the trading desk of an affiliate of the third party firm that maintains the SIV valuation model. The weighted average quote of all securities within a sector held by the SIV must be within the range of quotes received from the trading desk within that same sector. If the weighted average quote for all securities within a sector held by the SIV was outside that range, the average quote received from the pricing vendors was adjusted. In any event, the value assigned to each security held by the SIV was the lower of (i) the average of the quotes received from the pricing vendors or (ii) the lowest quote received from the trading desk for a similar security.

The pricing vendors used by the firm that maintained the valuation model utilize widely-accepted pricing models, which are evaluated by the pricing vendor, that vary by asset class and incorporate available trade, bid, and other market information. The market inputs that these pricing vendors sought for their evaluation of securities included: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other available market data. Broker quotes may be binding or non-binding. For certain security types, additional inputs may be used. The pricing vendors may prioritize inputs differently from time to time for any security based on current market conditions. For each asset class, the pricing vendor used a team of evaluators that gathered information from market sources and integrated relevant credit information, perceived market movements and sector news into the evaluated pricing models. For a structured security evaluation, including mortgage-backed securities, these evaluators considered various characteristics including issuer, vintage, purpose of loan, collateral attributes, prepayment speeds and credit ratings in order to properly identify trades and quotes for similar securities which are gathered for use in the evaluation process. Evaluators follow multiple review processes throughout each month that assess the available market, credit and deal level information in support of the evaluation process. If it is determined that sufficient objectively verifiable information does not exist to support a security’s valuation, the pricing vendor discontinued providing a quote on that security. As previously stated, securities that lack a quote from a pricing vendor are valued using the most recent quoted price and adjusting that price by the weighted average percentage change in the respective sector of all other similar securities that are held by the SIV.

The model used by the second independent valuation firm to determine the fair value of the Stanfield Victoria note as of December 31, 2010 and the Gryphon Note as of December 31, 2011 also utilized a net asset approach that attempts to value the underlying collateral of the SIV securities through the use of industry accepted and proprietary valuation techniques and models. This approach combines advanced analytics with real-time market information that incorporate structural and fundamental analysis, collateral characteristics, recent market developments and current trading activity for each security. Each security that makes up the underlying collateral is analyzed by using observable collateral characteristics and credit statistics in order to project future performance and expected cash flows for each individual security. The projected cash flows incorporate assumptions and expectations based upon the foregoing analysis of the collateral characteristics such as, but not limited to, default probabilities, recovery rates, prepayment speeds and loss severities. Expected future cash flows are discounted at an appropriate yield derived from the individual security, structural and collateral characteristics, trading levels and other available market data. Different modeling techniques and associated inputs and assumptions may be used to project future cash flows for each security depending upon the asset classification of that individual security (i.e. residential mortgage-backed security, commercial mortgage-backed security, collateralized debt obligations, etc.). The aggregate value of the discounted cash flows of the underlying collateral is compared to the total remaining par value of the collateral to determine the expected recovery price, or fair value, of the remaining note obligations.

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

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		At December 31, 2011
		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Equity available-for-sale securities	$8,010	$8,010	$0	$0
Fixed-income available-for-sale securities	74,998	0	74,998	0
Fixed income securities owned	20,949	0	20,949	0
Trading securities	56,325	3,702	0	52,623

	$160,282	$11,712	$95,947	$52,623

		At December 31, 2010
		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Equity available-for-sale securities	$5,853	$5,853	$0	$0
Fixed-income available-for-sale securities	68,917	0	68,917	0
Trading securities	104,594	3,949	0	100,645

	$179,364	$9,802	$68,917	$100,645

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2010 to December 31, 2011:

Trading Securities

Balance, January 1, 2010	$120,714

Purchases	536
Issuances	0
Principal prepayments and settlements	(45,857)
Sales	(18,995)
Total gains or (losses) (realized/unrealized):
Included in earnings	44,247
Included in other comprehensive income	0
Transfers in and out of Level 3	0

Balance, December 31, 2010	$100,645

Purchases	1,215
Issuances	0
Principal prepayments and settlements	(17,921)
Sales	(34,706)
Total gains or (losses) (realized/unrealized):
Included in earnings	3,390
Included in other comprehensive income	0
Transfers in and out of Level 3	0

Balance, December 31, 2011	$52,623

Note 6 – Marketable Securities

Investments Available For Sale

Investments available for sale classified as non-current assets consist of:

	For the Year ended December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

SEI-sponsored mutual funds	$8,243	$48	$(360)	$7,931
Other mutual funds	69	10	0	79
Debt securities	70,604	4,394	0	74,998

	$78,916	$4,452	$(360)	$83,008

	For the Year Ended December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

SEI-sponsored mutual funds	$5,086	$279	$(14)	$5,351
Other mutual funds	443	59	0	502
Debt securities	67,118	1,799	0	68,917

	$72,647	$2,137	$(14)	$74,770

Net unrealized holding gains were $2,574 (net of income tax expense of $1,518) at December 31, 2011. At December 31, 2010, net unrealized holding gains were $1,339 (net of income tax expense of $784). These unrealized gains are reported as separate components of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

The Company recognized gross realized gains from available-for-sale securities of $255, $184 and $440 in 2011, 2010 and 2009, respectively. Gross realized losses in 2009 were $123. Gross realized losses in 2011 and 2010 were minimal.

The Company had investments in two SEI-sponsored mutual funds which primarily invest in fixed-income securities, including debt securities issued by municipalities and mortgage-backed securities. In 2009, management determined that the decline in market value for one of these mutual funds was other-than-temporary and, therefore, recorded an impairment charge for $901. The other-than-temporary impairment charge is included in Net gain (loss) on investments on the Consolidated Statements of Operations.

The Company’s debt securities are issued by the Government National Mortgage Association and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SPTC and have maturity dates which range from 2020 to 2041.

Trading Securities

Trading securities of the Company consist of:

	For the Year ended December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

SIV securities	$146,363	$0	$(94,955)	$51,408
LSV-sponsored mutual funds	2,049	1,653	0	3,702
Other investments	1,215	0	0	1,215

	$149,627	$1,653	$(94,955)	$56,325

	For the Year ended December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

SIV securities	$231,026	$0	$(130,381)	$100,645
LSV-sponsored mutual funds	2,049	1,900	0	3,949

	$233,075	$1,900	$(130,381)	$104,594

The Company records all of its trading securities on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

During 2011 and 2010, the Company recognized net gains from SIV securities of $3,390 and $44,247, respectively. Of the net gains recognized during 2011, gains of $10,614 resulted from cash payments received from the SIV securities offset by losses of $7,224 which resulted from a decrease in fair value at December 31, 2011. During 2010, the Company recognized gains from SIV securities of $44,247, of which $27,510 resulted from cash payments received from the SIV securities and $16,460 was from a net increase in fair value at December 31, 2010. In addition, the Company recognized a net gain of $277 from sales of three SIV securities during 2010. The cumulative loss recognized by the Company pertaining to these SIV securities sold in 2010 was $17,944. The net gains (losses) from the SIV securities are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.

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

The Company has an investment related to the startup of mutual funds sponsored by LSV. These are U.S. dollar denominated funds that invests primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. During the three months ended June 30, 2010, the Company sold a portion of its investment in the LSV-sponsored funds. Additionally, the Company sold all of the equity and currency futures contracts originally purchased as part of an economic strategy to minimize exposure to price and currency risk related to the investment. The net gains recognized from the partial sale of the LSV-sponsored funds and the equity and futures contracts were minimal. As of December 31, 2011, the Company’s remaining investment in the LSV-sponsored funds had a cost value of $2,049 and a fair value of $3,702.

Securities Owned

During 2011, the Company’s broker-dealer subsidiary, SIDCO, made investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $20,949 at December 31, 2011. The change in fair value of the securities recognized in 2011 was minimal.

Note 7 – Lines of Credit:

The Company maintained a $300,000 revolving line of credit through a Credit Agreement (Credit Facility), as amended, with JPMorgan Chase Bank, N.A. and a syndicate of other lenders which was scheduled to expire in July 2012. Outstanding borrowings under the Credit Facility accrued interest at 0.450 percent above the London Interbank Offer Rate (LIBOR) during 2011. There was also a commitment fee equal to 0.09 percent per annum on the daily unused portion of the facility charged to the Company during 2011. The Credit Facility, as amended, contained covenants that restricted the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. None of the covenants of the Credit Facility negatively affected the Company’s liquidity or capital resources. As of December 31, 2011, the Company’s ability to borrow from the Credit Facility was not limited by any covenant of the agreement.

In 2009, the Company borrowed $254,000 from the Credit Facility to finance the purchase of SIV securities from SEI-sponsored money market mutual funds (See Note 6). The Company made principal payments of $95,000, $138,000 and $21,000 during 2011, 2010 and 2009, respectively, to fully repay the outstanding balance of the Credit Facility. The Company was in compliance with all covenants of the Credit Facility during 2011.

The average rates applied to the Credit Facility during 2011, 2010 and 2009 were 0.68 percent, 0.77 percent and 1.05 percent, respectively. The Company incurred $585, $1,478, and $2,491 in interest charges and commitment fees relating to the Credit Facility during 2011, 2010, and 2009, respectively, which are reflected in Interest expense on the accompanying Consolidated Statements of Operations.

The Company considers the book value of long-term debt on the accompanying Consolidated Balance Sheet at December 31, 2010 related to the borrowings through the Credit Facility to be representative of its fair value. The Company had no borrowings through the Credit Facility at December 31, 2011.

On February 2, 2012 (the Closing Date), the Company terminated the Credit Facility agreement and entered into a new five-year $300,000 Credit Agreement (the 2012 Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The 2012 Credit Facility became available on the Closing Date and is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the 2012 Credit Facility will accrue interest at 1.250 percent above LIBOR. There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the 2012 Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The 2012 Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the 2012 Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the 2012 Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the 2012 Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the 2012 Credit Facility may be terminated.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during 2011.

Note 8 – Shareholders’ Equity:

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

The weighted average fair value of the Company’s stock options granted during 2011, 2010 and 2009 were $5.70, $9.65 and $7.24, respectively, using the following assumptions:

	2011	2010	2009

Expected term (in years)	7.65	7.45	7.49
Expected volatility	40.43%	36.35%	37.44%
Expected dividend yield	1.90%	0.84%	1.02%
Risk-free interest rate	1.66%	3.01%	3.31%

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2011, 2010 and 2009 as follows:

	2011	2010	2009

Stock-based compensation expense	$14,112	$26,783	$14,503
Less: Deferred tax benefit	(5,332)	(10,068)	(4,636)

Stock-based compensation expense, net of tax	$8,780	$16,715	$9,867

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

The Company reduced the amount of stock-based compensation expense recognized in 2009 by $8,223 due to a change in management’s estimate of when certain vesting targets are expected to be achieved.

As of December 31, 2011, there was approximately $48,123 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that the Company expects will vest. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense

2012	$14,398
2013	12,704
2014	12,510
2015	3,846
2016	2,355
2017	2,310

$48,123

This table presents certain information relating to the Company’s stock option plans for 2011, 2010, and 2009:

	Number of Shares	Weighted Avg. Price

Balance as of December 31, 2008	28,883,000	$19.90
Granted	4,222,000	17.66
Exercised	(2,055,000)	10.53
Expired or canceled	(2,086,000)	21.87

Balance as of December 31, 2009	28,964,000	$20.09
Granted	2,883,000	23.84
Exercised	(1,633,000)	16.04
Expired or canceled	(2,333,000)	23.68

Balance as of December 31, 2010	27,881,000	$20.42
Granted	2,534,000	15.77
Exercised	(1,364,000)	16.37
Expired or canceled	(2,008,000)	22.07

Balance as of December 31, 2011	27,043,000	$20.06

Exercisable as of December 31, 2011	11,680,000	$17.22

Available for future grant as of December 31, 2011	4,622,000

As of December 31, 2010 and 2009, there were 14,247,000 and 11,801,000 shares exercisable, respectively. The expiration dates for options outstanding at December 31, 2011 range from December 10, 2012 to December 13, 2021 with a weighted average remaining contractual life of 5.9 years.

Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2011 and 2010 was $8,642 and $9,961, respectively. The aggregate intrinsic value of options exercisable as of December 31, 2011 was $1,534. The total options outstanding as of December 31, 2011 had no aggregate intrinsic value due to the fact that the weighted average exercise price exceeded the market value of the Company’s common stock. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of December 31, 2011 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2011 was $17.35 as reported by the Nasdaq Stock Market, LLC.

This table summarizes information relating to all options outstanding and exercisable at December 31, 2011:

	Options Outstanding at December 31, 2011			Options Exercisable at December 31, 2011
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)

$14.05 – 14.71	5,285,000	$14.65	5.28	3,296,000	$14.66	4.24
14.78 – 17.35	5,179,000	15.30	6.00	2,642,000	14.84	2.17
17.65 – 19.28	6,560,000	18.33	6.33	3,165,000	18.32	6.37
19.53 – 23.86	5,375,000	22.75	6.13	2,562,000	21.55	3.00
27.03 – 32.49	4,644,000	30.88	5.46	15,000	27.03	5.00

	27,043,000			11,680,000

As of December 31, 2011 and 2010, there was $142,872 and $141,438, respectively, available in the pool of windfall tax benefits.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,600,000 shares for issuance under this plan. At December 31, 2011, 11,474,000 cumulative shares have been issued. Costs incurred by the Company related to the employee stock purchase plan were immaterial in 2011, 2010 and 2009.

Common Stock Buyback

The Board of Directors, under multiple authorizations, has authorized the purchase of the Company’s common stock on the open market or through private transactions. As of January 31, 2012, the Company had approximately $95,823 of authorization remaining for the purchase of common stock. The following table provides the total number of shares repurchased and the related total costs in 2011, 2010 and 2009:

Year	Total Number of Shares Repurchased	Total Cost

2011	11,109,000	$211,165
2010	5,814,000	120,982
2009	3,198,000	54,114

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

Cash Dividends

On May 25, 2011, the Board of Directors declared a cash dividend of $.12 per share on the Company’s common stock, which was paid on June 28, 2011, to shareholders of record on June 20, 2011. On December 13, 2011, the Board of Directors declared a cash dividend of $.15 per share on the Company’s common stock, which was paid on January 6, 2012, to shareholders of record on December 28, 2011.

The cash dividends declared in 2011, 2010, and 2009 were $48,558, $37,513, and $32,422, respectively. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.

Noncontrolling Interest

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Statements of Changes in Equity:

Year Ended December 31,	2011	2010	2009

Noncontrolling interest
Beginning balance	$15,155	$121,895	$109,722
Net income attributable to noncontrolling interest	1,691	1,633	98,097
Foreign currency translation adjustments	(703)	685	1,797
Deconsolidation of LSV	0	(65,522)	0
Deconsolidation of LSV Employee Group	0	(43,536)	0
Distributions to noncontrolling interests	0	0	(87,337)
Other	0	0	(384)

Ending balance	$16,143	$15,155	$121,895

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

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) On Investments	Accumulated Other Comprehensive Income (Loss)
Total accumulated comprehensive loss at January 1, 2009	$(9,787)	$(1,524)	$(11,311)

Less: Total accumulated comprehensive loss attributable to noncontrolling interest at January 1, 2009	3,148	0	3,148

Total accumulated comprehensive loss attributable to SEI Investments Company at January 1, 2009	$(6,639)	$(1,524)	$(8,163)

Total comprehensive income	8,734	2,484	11,218

Less: Total comprehensive income attributable to noncontrolling interest	(1,797)	0	(1,797)

Total comprehensive income attributable to SEI Investments Company	$6,937	$2,484	$9,421

Total accumulated comprehensive income (loss) at December 31, 2009	(1,053)	960	(93)

Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2009	1,351	0	1,351

Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2009	$298	$960	$1,258

Total comprehensive income	2,205	379	2,584

Less: Total comprehensive income attributable to noncontrolling interest	(685)	0	(685)

Total comprehensive income attributable to SEI Investments Company	$1,520	$379	$1,899

Total accumulated comprehensive income at December 31, 2010	1,152	1,339	2,491

Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2010	666	0	666

Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2010	$1,818	$1,339	$3,157

Total comprehensive loss	(3,195)	1,235	(1,960)

Less: Total comprehensive loss attributable to noncontrolling interest	703	0	703

Total comprehensive loss attributable to SEI Investments Company	$(2,492)	$1,235	$(1,257)

Total accumulated comprehensive income at December 31, 2011	(2,043)	2,574	531

Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2011	1,369	0	1,369

Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2011	$(674)	$2,574	$1,900

Note 10 – Employee Benefit Plan:

The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $4,783, $4,496, and $4,327 to the Plan in 2011, 2010, and 2009, respectively.

Note 11 – Commitments and Contingencies:

The Company leases certain of its facilities, data processing equipment, and software under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its data processing equipment. Rent expense was $19,760, $17,210, and $19,022 in 2011, 2010, and 2009, respectively.

The aggregate noncancellable minimum commitments at December 31, 2011 are:

2012	$17,892
2013	13,527
2014	6,997
2015	1,955
2016 and thereafter	10,419

$50,790

In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2011 and 2010 related to these indemnifications.

In the normal course of business, the Company is party to various claims and legal proceedings.

One of SEI’s principal subsidiaries, SIDCO, has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC. The first complaint was filed on August 5, 2009. To date, the Complaints have been filed in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland. The three complaints filed in the District of Maryland have been voluntarily dismissed by the plaintiffs. Two of them were subsequently re-filed in the Southern District of New York. Two of the complaints filed in the Southern District of New York have also been voluntarily dismissed by plaintiffs. The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; ProShares Trust II, SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed adequately to describe the nature and risks of the investments. The Complaints allege that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. The Complaints seek unspecified compensatory and other damages, reasonable costs and other relief. Defendants have moved to consolidate the complaints, which motion has been granted. The Court appointed lead plaintiff on July 13, 2010, and an amended consolidated class action complaint was filed on September 25, 2010 asserting substantially the same claims. Defendants moved to dismiss on November 15, 2010. On December 16, 2010, lead plaintiff informed the Court and Defendants that lead plaintiff elected to file a second amended consolidated complaint, which was filed on January 31, 2011. Defendants filed a motion to dismiss the second complaint on March 17, 2011. Oral argument on this motion was held on February 2, 2012. While the outcome of this litigation is uncertain given its early phase, SEI believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.

SEI has been named in six lawsuits filed in Louisiana. Five lawsuits were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action under the Louisiana Securities Act. The putative class action originally included a claim against SEI and SPTC for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy. In addition, another group of plaintiffs have filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and SPTC and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank. Two of the five actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases have been transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas issued an order and judgment that the causes of action alleged against SEI and SPTC in the two remanded actions were preempted by federal law and the Court dismissed these cases with prejudice. The Court of Appeals for the Fifth Circuit has granted an expedited appeal of the United States District Court’s order and judgment. The appeal has been fully briefed, and oral argument was held on February 7, 2012. The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The plaintiffs in the remaining two cases in East Baton Rouge have granted SEI an extension to respond to the filings. SEI and SPTC filed exceptions in the putative class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge putative class action; plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. Following the decision by the United States District Court for the Northern District of Texas, the Court in the East Baton Rouge action issued an order staying the proceedings in the East Baton Rouge class action pending the outcome of the appeal of the order and judgment of the United States District Court for the Northern District of Texas. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

Because of the uncertainty of the make-up of the classes, the specific theories of liability that may survive a motion to dismiss, the lack of discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the foregoing lawsuits.

Note 12 – Income Taxes:

The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2011	2010	2009

Current
Federal	$99,448	$116,388	$16,012
State	7,067	8,698	664
Foreign	4,603	3,365	5,412

	111,118	128,451	22,088

Deferred, including current deferred
Federal	(2,317)	6,085	61,443
State	2,477	1,509	5,822
Foreign	6	0	0

	166	7,594	67,265

Income taxes attributable to the Noncontrolling interest (1)	553	416	533

Total income taxes	$111,837	$136,461	$89,886

(1)	There is no income tax provision for LSV due to its partnership structure.

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.

The components of Net income before income taxes are summarized as follows:

Year Ended December 31,	2011	2010	2009

Domestic	$309,391	$360,937	$255,390
Foreign	6,852	6,795	8,300

	$316,243	$367,732	$263,690

The effective income tax rate differs from the federal income tax statutory rate due to the following:

Year Ended December 31,	2011	2010	2009

Statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	2.0	2.0	1.5
Foreign tax expense and tax rate differential	0.6	0.4	1.1
Research and development tax credit	(0.7)	(0.5)	(0.8)
Domestic Production Activities Deduction	(0.7)	0	0
Domestic Production Activities Deduction, prior years, net	(1.5)	0	0
Net change in uncertain tax positions(2)	0.4	0.2	(2.7)
Other, net	0.1	(0.1)	(0.2)

	35.2%	37.0%	33.9%

(2)	For 2011, 0.25 percent relates to federal issues, 0.14 percent relates to state tax issues and the remaining 0.01 relates to foreign tax issues. For 2010, 0.14 percent relates to federal issues and the remaining 0.06 percent relates to state tax issues. For 2009, 2.0 percent relates to research and development tax credit settled with the Internal Revenue Service (IRS), 0.5 percent relates to federal issues settled with the IRS and the remaining 0.2 percent relates to state tax issues.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $61,194 at December 31, 2011. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation, including the availability, or lack thereof, of foreign tax credits to reduce a portion of the U.S. liability.

Deferred income taxes for 2011, 2010, and 2009 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Principal items comprising the deferred income tax provision are:

Year Ended December 31,	2011	2010	2009

Difference in financial reporting and income tax depreciation methods	$860	$1,381	$(86)
Reserves not currently deductible	651	774	394
Reserves for Capital Support Agreements and basis difference in SIV securities	(3,336)	4,822	60,491
Capitalized software currently deductible for tax purposes, net of amortization	5,157	5,734	2,876
State deferred income taxes	1,300	1,519	2,394
Revenue and expense recognized in different periods for financial reporting and income tax purposes	(1,188)	(562)	(122)
Stock-based compensation expense	(3,101)	(7,457)	(4,386)
Uncertain tax positions	(182)	(106)	2,861
Other, net	5	1,489	2,843

	$166	$7,594	$67,265

The net deferred income tax liability is comprised of:

Year Ended December 31,	2011	2010

Current deferred income taxes:
Gross assets	$1,151	$1,388
Gross liabilities	(1)	(1)

	1,150	1,387
Valuation allowance	0	0

	1,150	1,387

Long-term deferred income taxes:
Gross assets	63,374	59,892
Gross liabilities	(148,540)	(143,137)

	(85,166)	(83,245)
Valuation allowance	(8,585)	(9,008)

	(93,751)	(92,253)

Net deferred income tax liability	$(92,601)	$(90,866)

The valuation allowances against deferred tax assets at December 31, 2011 and 2010 are related to state net operating losses from certain domestic subsidiaries. Certain state tax statutes significantly limit the utilization of net operating losses for domestic subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries. As of December 31, 2010, the Company fully utilized its capital loss carryforward in the amount of $4,256.

The tax effect of significant temporary differences representing deferred tax liabilities is:

Year Ended December 31,	2011	2010

Difference in financial reporting and income tax depreciation methods	$(13,600)	$(11,402)
Reserves not currently deductible	374	472
Capitalized software currently deductible for tax purposes, net of amortization	(139,455)	(132,030)
State deferred income taxes	6,717	5,337
Revenue and expense recognized in different periods for financial reporting and income tax purposes	3,149	3,015
Unrealized holding loss (gain) on investments	(927)	(5,292)
Stock-based compensation expense	43,879	40,096
State net operating loss carryforward	14,485	16,634
Valuation allowance on deferred tax assets	(8,585)	(9,008)
Federal benefit of state tax deduction for uncertain tax positions	1,725	1,542
Other, net	(363)	(230)

Net deferred income tax liability	$(92,601)	$(90,866)

The Company recognizes tax liabilities in accordance with the applicable accounting guidance and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different than from our current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, not including interest and penalties, as of December 31, 2011 was $9,410, of which $8,320 would affect the effective tax rate if the Company were to recognize the tax benefit. The gross amount of uncertain tax liability of $1,768 which is expected to be paid within one year is included in Current liabilities while the remaining amount of $8,276 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheets. During the year ended December 31, 2011, the Company recognized $697 of previously unrecognized tax benefits relating to the lapse of the statute of limitation for certain state filings.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2011	2010	2009

Balance as of January 1	$5,723	$4,989	$13,453

Tax positions related to current year:
Gross additions	2,392	1,372	1,905
Gross reductions	0	0	0

	2,392	1,372	1,905

Tax positions related to prior years:
Gross additions	1,992	0	0
Gross reductions	0	(104)	0

	1,992	(104)	0

Settlements	0	(102)	(9,888)
Lapses on statute of limitations	(697)	(432)	(481)

Balance as of December 31	$9,410	$5,723	$4,989

The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits.

The Company classifies all interest and penalties as income tax expense. The Company has recorded $634, $690 and $864 in liabilities for tax related interest and penalties in 2011, 2010, and 2009, respectively.

The Company estimates it will recognize $1,768 of unrecognized tax benefits within the next twelve months due to lapses on the statute of limitation.

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

Investment Managers – provides investment operations outsourcing solutions to investment managers, fund companies and banking institutions located in the United States, and to investment managers worldwide of alternative asset classes such as hedge funds, funds of hedge funds, and private equity funds across both registered and partnership structures; and

Investments in New Businesses – provides investment management programs to ultra-high-net-worth families residing in the United States through the SEI Wealth Network® and conducts other research and development activities.

In January 2010, the Company deconsolidated the assets, liabilities and operations of LSV Asset Management. As a result, LSV is no longer considered a reportable business segment beginning in 2010.

In 2011 and 2010, no single customer accounted for more than ten percent of revenues in any business segment.

The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2011, 2010, and 2009:

2011

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total

Revenues	$348,122	$189,780	$210,027	$177,975	$3,823	$929,727
Expenses	339,339	110,438	106,585	115,963	11,559	683,884

Operating profit (loss)	$8,783	$79,342	$103,442	$62,012	$(7,736)	$245,843

Profit margin	3%	42%	49%	35%	N/A	26%

2010

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total

Revenues	$346,668	$183,378	$206,531	$160,159	$4,099	$900,835
Expenses	310,633	110,388	106,934	103,421	12,676	644,052

Operating profit (loss)	$36,035	$72,990	$99,597	$56,738	$(8,577)	$256,783

Profit margin	10%	40%	48%	35%	N/A	29%

2009

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	LSV	Total

Revenues	$361,273	$166,097	$177,721	$139,004	$4,492	$211,961	$1,060,548
Expenses (1)	309,300	109,418	99,924	93,074	11,625	136,580	759,921

Operating profit (loss)	$51,973	$56,679	$77,797	$45,930	$(7,133)	$75,381	$300,627

Profit margin	14%	34%	44%	33%	N/A	36%	28%

(1)	For the year ended December 31, 2009, LSV includes $105,471 of noncontrolling interest of the other partners of LSV.

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009 is as follows:

Year Ended December 31,	2011	2010	2009

Total operating profit from segments above	$245,843	$256,783	$300,627

Corporate overhead expenses	(43,398)	(40,715)	(36,529)
Noncontrolling interest reflected in segments	1,620	1,465	106,905
LSV Employee Group expenses (2)	0	0	(7,296)

Income from operations	$204,065	$217,533	$363,707

(2)	Includes $7,222 in 2009 of amortization expense related to intangible assets.

The following tables provide additional information for the years ended December 31, 2011, 2010, and 2009 pertaining to our business segments:

	Capital Expenditures			Depreciation
Year Ended December 31,	2011	2010	2009	2011	2010	2009

Private Banks	$35,045	$32,982	$39,364	$15,648	$15,704	$15,415
Investment Advisors	11,933	11,691	13,607	2,251	2,384	2,286
Institutional Investors	2,059	2,601	2,665	1,079	1,170	1,108
Investment Managers	3,081	3,659	4,306	1,809	1,891	1,580
Investments in New Businesses	577	608	831	114	148	176
LSV	0	0	1,358	0	0	395

Total from business segments	$52,695	$51,541	$62,131	$20,901	$21,297	$20,960

Corporate Overhead	530	799	1,085	570	605	571

	$53,225	$52,340	$63,216	$21,471	$21,902	$21,531

	Amortization
Year Ended December 31,	2011	2010	2009

Private Banks	$18,081	$15,100	$24,058
Investment Advisors	6,201	5,467	8,550
Institutional Investors	864	1,213	927
Investment Managers	580	820	688
Investments in New Businesses	433	477	1,897
LSV	0	0	436

Total from business segments	$26,159	$23,077	$36,556

LSV Employee Group	0	0	7,280
Corporate Overhead	1,129	971	772

	$27,288	$24,048	$44,608

	Total Assets
	2011	2010

Private Banks	$457,333	$460,261
Investment Advisors	119,053	113,111
Institutional Investors	80,133	72,867
Investment Managers	95,760	96,378
Investments in New Businesses	5,962	6,801

Total from business segments	$758,241	$749,418

Corporate Overhead (3)	536,318	627,805

	$1,294,559	$1,377,223

(3)	Unallocated assets primarily consist of cash and cash equivalents, marketable securities, and certain other shared services assets.

The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2011	2010	2009

United States	$785,506	$767,068	$950,891
International operations	144,221	133,767	109,657

	$929,727	$900,835	$1,060,548

The following table presents assets based on their location:

	2011	2010

United States	$1,098,643	$1,193,775
International operations	195,916	183,448

	$1,294,559	$1,377,223

Note 14 – Related Party Transactions:

The Company, either by itself or through its wholly-owned subsidiaries, is a party to Investment Advisory and Administration Agreements with regulated investment companies (RICs) and other investment products which are administered by the Company. These investment products are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, the Company receives a fee for providing investment advisory, administrative, and accounting services. The investment advisory and administration fee is a fixed percentage, referred to as basis points, of the average daily net assets, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $364,602, $354,341 and $334,084 in 2011, 2010 and 2009, respectively. The Company is also a party to various agreements with several RICs which are advised and/or administered by the Company. The Company receives a fee for providing shareholder, administrative and distribution services pursuant to the provisions of various shareholder service, administrative service, and distribution plans adopted by the RICs. These fees totaled $39,017, $36,007 and $33,008 in 2011, 2010 and 2009, respectively. A portion of the transaction costs incurred by the RICs for securities transactions are directed to the Company’s broker-dealer subsidiary in its capacity as an introducing broker-dealer. The Company recognized $2,772, $4,875 and $4,300 in commissions during 2011, 2010 and 2009, respectively.

Note 15 – Quarterly Financial Data (Unaudited):

	For the Three Months Ended
2011	March 31	June 30	Sept. 30	Dec. 31

Revenues	$232,493	$237,760	$233,227	$226,247
Income before income taxes	$92,164	$82,820	$74,900	$68,603
Net income attributable to SEI	$57,728	$53,603	$49,232	$44,396
Basic earnings per share	$.31	$.29	$.27	$.25
Diluted earnings per share	$.31	$.29	$.27	$.25

Effective income tax rate	37.1%	34.7%	33.8%	34.7%

Total SIV-related gains (losses)	$6,864	$(1,944)	$(792)	$(738)
Diluted earnings per share (1)	$.02	$.01	$.00	$.00

(1)	Attributable to SIV-related gains (losses).

	For the Three Months Ended
2010	March 31	June 30	Sept. 30	Dec. 31

Revenues	$221,535	$228,388	$219,513	$231,399
Income before income taxes	$96,127	$86,442	$91,032	$96,180
Net income attributable to SEI	$59,420	$53,478	$56,389	$62,400
Basic earnings per share	$.31	$.28	$.30	$.33
Diluted earnings per share	$.31	$.28	$.30	$.33

Effective income tax rate	37.9%	37.8%	37.8%	37.0%

Total SIV-related gains (losses)	$17,349	$3,913	$8,728	$14,257
Diluted earnings per share (2)	$.06	$.01	$.03	$.05

(2)	Attributable to SIV-related gains.

SEI INVESTMENTS COMPANY AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year

Allowance for doubtful accounts:

2011	$1,195	$0	$0	$(271)	$924
2010	3,348	0	0	(2,153)	1,195
2009	2,656	692	0	0	3,348

Deferred income tax valuation allowance:

2011	$9,008	$(423)	$0	$0	$8,585
2010	6,217	1,443	1,348	0	9,008
2009	13,897	(32)	0	(7,648)	6,217

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALFRED P. WEST, JR., 69, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.

KEVIN P. BARR, 46, has been an employee of the Company since May 2000. Mr. Barr has been an Executive Vice President since May 2008.

KATHY C. HEILIG, 53, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999. Ms. Heilig was Treasurer from May 1997 to May 2005.

N. JEFFREY KLAUDER, 59, has been Executive Vice President and General Counsel of the Company since August 2004. Prior to August 2004, Mr. Klauder was a partner of Morgan Lewis & Bockius, LLP, a law firm.

EDWARD D. LOUGHLIN, 61, has been an employee of the Company since September 1979. Mr. Loughlin has been an Executive Vice President since May 1993 and a Senior Vice President since January 1988.

DENNIS J. MCGONIGLE, 51, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and a Senior Vice President since May 1995.

STEPHEN G. MEYER, 47, has been an employee of the Company since November 1992. Mr. Meyer has been an Executive Vice President since December 2006 and a Senior Vice President since December 2005.

JOSEPH P. UJOBAI, 50, has been an employee of the Company since May 1998. Mr. Ujobai has been an Executive Vice President since May 2003 and a Senior Vice President since January 2001.

WAYNE M. WITHROW, 56, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and a Senior Vice President since January 1994. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.

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

The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2011. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	27,043,291	$20.06	4,621,878
Equity compensation plans not approved by security holders	0	0	0

Total	27,043,291	$20.06	4,621,878

(1)	Consists of: (i) the 2007 Equity Compensation Plan, and (ii) the Amended and Restated 1998 Equity Compensation Plan.

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

As of December 31, 2011, options to acquire 14,977,746 shares were outstanding under the 2007 Plan, out of a total of 20,000,000 shares of common stock reserved for issuance under the 2007 Plan. A total of 4,621,878 shares of common stock remain available for issuance under the 2007 Plan for future grants.

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

As of December 31, 2011, options to acquire 12,065,545 shares were outstanding under the 1998 Plan, out of a total of 40,444,000 shares of common stock reserved for issuance under the 1998 Plan.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2011 and 2010
Consolidated Statements of Operations — For the years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Changes in Equity — For the years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Cash Flows — For the years ended December 31, 2011, 2010, and 2009
Notes to Consolidated Financial Statements
Schedule II — Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2011, 2010, and 2009

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

SEI INVESTMENTS COMPANY

Date	February 27, 2012	By	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date	February 27, 2012	By	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Chairman of the Board,
Chief Executive Officer,
and Director

Date	February 27, 2012	By	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date	February 27, 2012	By	/s/ Richard B. Lieb
Richard B. Lieb
Director

Date	February 27, 2012	By	/s/ William M. Doran
William M. Doran
Director

Date	February 27, 2012	By	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date	February 27, 2012	By	/s/ Sarah W. Blumenstein
Sarah W. Blumenstein
Director

EXHIBIT INDEX

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1	Articles of Incorporation of the Registrant as amended on January 21, 1983. (Incorporated by reference to exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982.)

3.1.2	Amendment to Articles of Incorporation of the Registrant, dated May 21, 1992. (Incorporated by reference to exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

3.1.3	Amendment to Articles of Incorporation of the Registrant, dated May 26, 1994. (Incorporated by reference to exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

3.1.4	Amendment to Articles of Incorporation of the Registrant, dated November 21, 1996. (Incorporated by reference to exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

3.1.5	Amendment to Articles of Incorporation of the Registrant, dated February 14, 2001. (Incorporated by reference to exhibit 3.1.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

3.2	Amended and Restated By-Laws. (Incorporated by reference to exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated January 6, 2009.)

3.2.1	Amendment of Section 3.02 of the Amended and Restated Bylaws. (Incorporated by reference to exhibit 3.2.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.)

4.1	Rights Agreement dated January 6, 2009. (Incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 6, 2009.)

4.2	Statement with Respect to Shares of a Domestic Corporation amending the designations of Series A Junior Participating Preferred Shares as a series of the Series Preferred Stock of the Company, dated January 6, 2009. (Incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 6, 2009.)

Note: Exhibits 10.4 through 10.11 constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Registrant participate.

10.4	1998 Equity Compensation Plan, Amended and Restated as of April 8, 2003. (Incorporated by reference to exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-111224) filed December 16, 2003.)

10.4.1	Amendment 2006-1 to the 1998 Equity Compensation Plan, Amended and Restated as of April 8, 2003. (Incorporated by reference to exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.5	Employee Stock Purchase Plan as Amended and Restated on May 20, 2008. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 20, 2008.)

10.6	SEI Capital Accumulation Plan. (Incorporated by reference to exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (No. 333-41343) filed December 2, 1997.)

10.9	Employment Agreement, dated June 25, 2004, between N. Jeffrey Klauder and the Registrant. (Incorporated by reference to exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

10.10	2007 Equity Compensation Plan. (Incorporated by reference to exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated April 11, 2007.)

10.21	Guaranty and Collateral Agreement, dated as of January 24, 2006 by and among SEI Investments Company, LSV Employee Group, LLC, the Grantors party thereto and LaSalle Bank National Association as Administrative Agent (including the underlying Credit Agreement dated as of January 24, 2006 by and among LSV Employee Group, LLC, LSV Asset Management, the Lenders party thereto and LaSalle Bank National Association as Administrative Agent to which the Guaranty and Collateral Agreement relates). (Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2006.)

10.21.1	Third Amendment to Credit Agreement dated as of January 18, 2011 by and among LSV Employee Group, LLC, LSV Asset Management, and Bank of America, N.A. (Incorporated by reference to exhibit 10.21.1 to the Registrant’s Current Report on Form 8-K dated January 18, 2011.)

10.22	Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.22.1	First Amendment, dated June 15, 2005 to Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.22.2	Second Amendment, dated February 20, 2006 to Credit Facility, dated January 14, 2003 between Royal Bank of Canada and SEI Investments Canada Company, a subsidiary of SEI Investments Company. (Incorporated by reference to exhibit 10.22.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

10.23	$200,000 Credit Agreement, dated July 25, 2007, among SEI Investments Company, the Lenders Party thereto, JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, Bank of America, N.A., Manufacturers and Traders Trust Company and PNC Bank, National Association. (Incorporated by reference to exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated July 24, 2007.)

10.23.1	First Amendment, dated November 7, 2007, to $200,000 Credit Agreement, dated July 25, 2007. (Incorporated by reference to exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.)

10.23.2	Second Amendment, dated March 19, 2008, to $200,000 Credit Agreement, dated July 25, 2007. (Incorporated by reference to exhibit 10.23.2 to the Registrant’s Current Report on Form 8-K dated March 19, 2008.)

10.23.3	Third Amendment, dated November 5, 2008, to $200,000 Credit Agreement, dated July 25, 2007. (Incorporated by reference to exhibit 10.23.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.)

10.23.4	Fourth Amendment, dated November 26, 2008, to $200,000 Credit Agreement, dated July 25, 2007. (Incorporated by reference to exhibit 10.23.4 to the Registrant’s Current Report on Form 8-K dated November 26, 2008.)

10.24	$300,000 Credit Agreement, dated February 2, 2012, among SEI Investments Company, the Lenders Party thereto, U.S. Bank National Association, as Syndication Agent, Citizens Bank of Pennsylvania and Manufacturers and Traders Trust Company, each as Documentation Agent, and Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to exhibit 10.24 to the Registrant’s Current Report on Form 8-K dated February 2, 2012.)

14	Code of Ethics for Senior Financial Officers. (Incorporated by reference to exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

21*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm relating to the financial statements of LSV Asset Management.

31.1*	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2*	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.

99	Financial Statements of LSV Asset Management dated December 31, 2005 and 2004. (Incorporated by reference to exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

99.1	Financial Statements of LSV Asset Management dated December 31, 2010 and 2009. (Incorporated by reference to exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.)

99.2*	Financial Statements of LSV Asset Management dated December 31, 2011 and 2010.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.