Form 10-Q
period 2012-03-31
SEI INVESTMENTS CO
filed 2012-05-03
CIK 350894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2012 was 175,533,170.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands)

	March 31, 2012	December 31, 2011
Assets

Current Assets:

Cash and cash equivalents	$388,127	$420,986
Restricted cash	6,000	6,000
Receivables from regulated investment companies	34,983	25,800
Receivables, net of allowance for doubtful accounts of $876 and $924 (Note 4)	147,110	142,109
Deferred income taxes	422	1,150
Securities owned (Note 6)	21,053	20,949
Other current assets	19,644	17,957

Total Current Assets	617,339	634,951

Property and Equipment, net of accumulated depreciation of $186,510 and $182,453 (Note 4)	136,431	129,548

Capitalized Software, net of accumulated amortization of $124,281 and $117,100	311,229	309,133

Investments Available for Sale (Note 6)	84,214	83,008

Trading Securities (Note 6)	56,461	56,325

Investment in Unconsolidated Affiliate (Note 2)	66,691	60,954

Other Assets, net	21,261	20,640

Total Assets	$1,293,626	$1,294,559

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	March 31, 2012	December 31, 2011
Liabilities and Equity

Current Liabilities:

Accounts payable	$2,241	$1,999
Accrued liabilities (Note 4)	115,408	147,044
Deferred revenue	1,228	2,030

Total Current Liabilities	118,877	151,073

Deferred Income Taxes	92,477	93,751

Other Long-term Liabilities (Note 11)	10,832	8,276

Total Liabilities	222,186	253,100

Commitments and Contingencies (Note 12)

Equity:

SEI Investments shareholders’ equity:

Common stock, $.01 par value, 750,000 shares authorized; 175,469 and 176,506 shares issued and outstanding	1,755	1,765
Capital in excess of par value	587,971	577,949
Retained earnings	460,727	443,702
Accumulated other comprehensive income, net	4,091	1,900

Total SEI Investments shareholders’ equity	1,054,544	1,025,316

Noncontrolling interest	16,896	16,143

Total Equity	1,071,440	1,041,459

Total Liabilities and Equity	$1,293,626	$1,294,559

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Asset management, administration and distribution fees	$172,954	$167,504
Information processing and software servicing fees	56,200	55,824
Transaction-based and trade execution fees	8,744	9,165

Total revenues	237,898	232,493

Expenses:
Subadvisory, distribution and other asset management costs	28,467	26,296
Software royalties and other information processing costs	6,477	7,017
Brokerage commissions	6,307	6,581
Compensation, benefits and other personnel	78,543	71,025
Stock-based compensation	4,033	3,732
Consulting, outsourcing and professional fees	26,955	25,998
Data processing and computer related	11,465	11,303
Facilities, supplies and other costs	14,508	14,102
Amortization	7,622	6,231
Depreciation	5,432	5,611

Total expenses	189,809	177,896

Income from operations	48,089	54,597

Net gain from investments	3,205	7,278
Interest and dividend income	1,487	1,544
Interest expense	(161)	(204)
Equity in earnings of unconsolidated affiliate	27,330	28,949

Net income before income taxes	79,950	92,164
Income taxes	29,715	34,124

Net income	50,235	58,040

Less: Net income attributable to the noncontrolling interest	(270)	(312)

Net income attributable to SEI Investments Company	$49,965	$57,728

Basic earnings per common share	$.28	$.31

Diluted earnings per common share	$.28	$.31

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2012		2011

Net income		$50,235		$58,040

Other comprehensive income, net of tax:

Foreign currency translation adjustments		2,703		2,828

Unrealized holding loss on investments:

Unrealized holding gains (losses) during the period, net of income tax expense of $7 and $112	31		(170)

Less: reclassification adjustment for gains realized in net income, net of income tax expense of $35 and $60	(60)	(29)	(103)	(273)

Total other comprehensive income, net of tax		2,674		2,555

Comprehensive income		$52,909		$60,595

Comprehensive income attributable to the noncontrolling interest		(753)		(732)

Comprehensive income attributable to SEI Investments Company		$52,156		$59,863

The accompanying notes are an integral part of these consolidated financial statements.

SEI Investments Company

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$50,235	$58,040
Adjustments to reconcile net income to net cash provided by operating activities	(11,011)	296

Net cash provided by operating activities	39,224	58,336

Cash flows from investing activities:
Additions to property and equipment	(12,116)	(7,368)
Additions to capitalized software	(9,277)	(10,655)
Purchases of marketable securities	(9,646)	(27,307)
Prepayments and maturities of marketable securities	10,464	10,140
Sales of marketable securities	720	36,812
Sales of other investments	0	4,905

Net cash (used in) provided by investing activities	(19,855)	6,527

Cash flows from financing activities:
Payments on long-term debt	0	(35,000)
Purchase and retirement of common stock	(36,463)	(39,501)
Proceeds from issuance of common stock	12,362	10,594
Tax benefit on stock options exercised	(1,609)	791
Payment of dividends	(26,518)	0

Net cash used in financing activities	(52,228)	(63,116)

Net (decrease) increase in cash and cash equivalents	(32,859)	1,747

Cash and cash equivalents, beginning of period	420,986	496,292

Cash and cash equivalents, end of period	$388,127	$498,039

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(all figures are in thousands except per share data)

Note 1.	Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of March 31, 2012, the results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three month periods ended March 31, 2012 and 2011. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

There have been no significant changes in significant accounting policies during the three months ended March 31, 2012 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents includes $224,019 and $281,760 at March 31, 2012 and December 31, 2011, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.

Restricted Cash

Restricted cash includes $5,000 at March 31, 2012 and December 31, 2011 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $1,000 at March 31, 2012 and December 31, 2011 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.

Capitalized Software

The Company capitalized $9,277 and $10,655 of software development costs during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 10.3 years. Amortization expense related to capitalized software was $7,181 and $5,981 during the three months ended March 31, 2012 and 2011, respectively.

Software development costs capitalized during the three months ended March 31, 2012 and 2011 relates to the continued development of the Global Wealth Platform (GWP). As of March 31, 2012, the net book value of GWP was $289,623, net of accumulated amortization of $94,826. Capitalized software development costs in-progress at March 31, 2012 associated with future releases to GWP were $20,830. GWP has an estimated useful life of 15 years and a weighted average remaining life of 10.3 years. Amortization expense for GWP was $7,064 and $5,840 during the three months ended March 31, 2012 and 2011, respectively.

Earnings per Share

The calculations of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 are:

	000,000	000,000	000,000
	For the Three Month Period Ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$49,965	176,348	$.28

Dilutive effect of stock options	0	1,320

Diluted earnings per common share	$49,965	177,668	$.28

	000,000	000,000	000,000
	For the Three Month Period Ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per common share	$57,728	185,787	$.31

Dilutive effect of stock options	0	2,708

Diluted earnings per common share	$57,728	188,495	$.31

Employee stock options to purchase 14,329,000 and 7,609,000 shares of common stock, with an average exercise price of $23.43 and $28.26, were outstanding during the three month periods ended March 31, 2012 and 2011, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2012	2011

Net income	$50,235	$58,040

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	5,432	5,611
Amortization	7,622	6,231
Equity in earnings of unconsolidated affiliate	(27,330)	(28,949)
Distributions received from unconsolidated affiliate	21,593	23,802
Stock-based compensation	4,033	3,732
Provision for losses on receivables	(48)	(236)
Deferred income tax expense	(517)	2,345
Net realized gains from investments	(3,205)	(7,278)
Change in other long-term liabilities	2,556	294
Change in other assets	(1,385)	(1,841)
Other	2,656	3,036
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	(9,183)	824
Receivables	(4,413)	(3,551)
Other current assets	(1,687)	(1,210)
Increase (decrease) in
Accounts payable	242	(1,841)
Accrued liabilities	(6,575)	(151)
Deferred revenue	(802)	(522)

Total adjustments	(11,011)	296

Net cash provided by operating activities	$39,224	$58,336

Note 2.	Investment in Unconsolidated Affiliate

The Company has an investment in the general partnership LSV Asset Management (LSV). LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a small number of SEI-sponsored mutual funds. As of March 31, 2012, the Company’s total partnership interest in LSV was approximately 41 percent. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliate on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statements of Operations.

At March 31, 2012, the Company’s total investment in LSV was $66,691. The investment in LSV exceeded the underlying equity in the net assets of LSV by $3,608, of which $3,062 is considered goodwill embedded in the investment. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV for $21,593 and $23,802 in the three months ended March 31, 2012 and 2011, respectively.

The Company’s proportionate share in the earnings of LSV was $27,330 and $28,949 during the three months ended March 31, 2012 and 2011, respectively.

The following table contains the condensed statements of operations of LSV for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Revenues	$77,465	$79,402
Net income	66,673	69,946

In March 2009, certain partners (the Contributing partners) of LSV, including the Company, designated a portion of their partnership interest for the purpose of providing an interest in the partnership to a select group of key employees. Until such time an interest in the partnership is issued to a key employee, all profits, losses, distributions and other rights and obligations relating to such unissued interests remains with the Contributing partners. Each issuance must be authorized by unanimous vote of all Contributing partners. In April 2012, the Contributing partners agreed to provide certain key employees an interest in LSV, thereby reducing the Company’s interest in LSV to slightly under 40 percent.

Guaranty Agreement

In April 2011, LSV Employee Group II, LLC agreed to purchase a partnership interest of an existing LSV employee for $4,300, of which $3,655 was financed through a term loan with Bank of America, N.A. (Bank of America). The Company provided an unsecured guaranty to the lenders of all the obligations of LSV Employee Group II, LLC. The lenders have the right to seek payment from the Company in the event of a default by LSV Employee Group II, LLC. The term loan has a four year term and will be repaid from the quarterly distributions of LSV. LSV Employee Group II made principal payments of $219 during the three months ended March 31, 2012. As of March 31, 2012, the remaining unpaid principal balance of the term loan was $2,978. This amount is not reflected, nor is it required to be reflected, in the Company’s Consolidated Balance Sheet at March 31, 2012.

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

In April 2012, LSV Employee Group II made a principal payment of $249. As of April 30, 2012, the remaining unpaid principal balance of the term loan was $2,729. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group II and, furthermore, fully expects that LSV Employee Group II will meet all of their future obligations regarding the term loan.

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

Note 4.	Composition of Certain Financial Statement Captions

Receivables

Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2012	December 31, 2011

Trade receivables	$36,162	$37,822
Fees earned, not billed	106,670	92,916
Other receivables	5,154	12,295

	147,986	143,033
Less: Allowance for doubtful accounts	(876)	(924)

	$147,110	$142,109

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

Property and Equipment

Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2012	December 31, 2011

Buildings	$137,327	$136,949
Equipment	63,350	64,256
Land	9,929	9,929
Purchased software	89,262	77,971
Furniture and fixtures	18,222	17,999
Leasehold improvements	4,743	4,558
Construction in progress	108	339

	322,941	312,001

Less: Accumulated depreciation	(186,510)	(182,453)

Property and Equipment, net	$136,431	$129,548

The Company recognized $5,432 and $5,611 in depreciation expense related to property and equipment for the three months ended March 31, 2012 and 2011, respectively.

Accrued Liabilities

Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2012	December 31, 2011

Accrued employee compensation	$21,335	$48,112
Accrued employee benefits and other personnel	5,816	5,408
Accrued consulting, outsourcing and professional fees	19,493	17,477
Accrued brokerage fees	8,415	8,665
Accrued sub-advisory, distribution and other asset management fees	16,500	17,091
Accrued income taxes	18,074	0
Accrued dividend payable	0	26,518
Other accrued liabilities	25,775	23,773

Total accrued liabilities	$115,408	$147,044

Note 5.	Fair Value Measurements

The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 and Level 2 financial assets consist mainly of investments in equity and fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data for the specific issue owned or pools of similar securities. Level 3 financial assets primarily consist of senior note obligations issued by SIVs. The Company did not have any Level 3 financial liabilities at March 31, 2012 or December 31, 2011. There were no transfers of financial assets between levels within the fair value hierarchy during the three months ended March 31, 2012.

Valuation of SIV Securities

The underlying collateral of the SIV securities is mainly comprised of asset-backed securities and collateralized debt obligations. The Company utilizes the services of a third party independent firm to assist in determining the fair value of the SIV security owned. Given the lack of any reliable market data on the SIV security, the firm utilized a valuation model that employs a net asset approach which considers the value of the underlying collateral of the SIV security to determine its fair value. Management evaluated the value received from the firm and considered other information, such as the existence of any current market activity, to determine the fair value of the SIV securities. As a result of this evaluation, the Company utilized the fair value of the SIV security without adjustment as provided by the third party firm.

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

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At March 31, 2012
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity available-for-sale securities	$12,847	$12,847	$0	$0
Fixed income available-for-sale securities	71,367	0	71,367	0
Fixed income securities owned	21,053	0	21,053	0
Trading securities	56,461	4,220	0	52,241

	$161,728	$17,067	$92,420	$52,241

	At December 31, 2011
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity available-for-sale securities	$8,010	$8,010	$0	$0
Fixed income available-for-sale securities	74,998	0	74,998	0
Fixed income securities owned	20,949	0	20,949	0
Trading securities	56,325	3,702	0	52,623

	$160,282	$11,712	$95,947	$52,623

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2012 to March 31, 2012:

Trading Securities

Balance, January 1, 2012	$52,623
Purchases	0
Issuances	0
Principal prepayments and settlements	(3,267)
Sales	0
Total gains or (losses) (realized/unrealized):
Included in earnings	2,885
Included in other comprehensive income	0
Transfers in and out of Level 3	0

Balance March 31, 2012	$52,241

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2011 to March 31, 2011:

Trading Securities

Balance, January 1, 2011	$100,645
Purchases	0
Issuances	0
Principal prepayments and settlements	(3,441)
Sales	(34,706)
Total gains or (losses) (realized/unrealized):
Included in earnings	6,864
Included in other comprehensive income	0
Transfers in and out of Level 3	0

Balance March 31, 2011	$69,362

Note 6.	Marketable Securities

Investments Available for Sale

Investments available for sale classified as non-current assets consist of:

	As of March 31, 2012
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SEI-sponsored mutual funds	$12,744	$84	$(13)	$12,815
Other mutual funds	28	4	0	32
Debt securities	67,407	3,960	0	71,367

	$80,179	$4,048	$(13)	$84,214

	As of December 31, 2011
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SEI-sponsored mutual funds	$8,243	$48	$(360)	$7,931
Other mutual funds	69	10	0	79
Debt securities	70,604	4,394	0	74,998

	$78,916	$4,452	$(360)	$83,008

Net unrealized holding gains at March 31, 2012 and December 31, 2011 were $2,545 (net of income tax expense of $1,490) and $2,574 (net of income tax expense of $1,518), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.

Gross realized gains and losses from available-for-sale securities during the three months ended March 31, 2012 and 2011 were minimal. Gains and losses from available-for-sale securities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.

The Company’s debt securities classified as available-for-sale securities are issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SEI Private Trust Company (SPTC) and have maturity dates which range from 2020 to 2041.

Trading Securities

Trading securities of the Company consist of:

	As of March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

SIV securities	$143,096	$0	$(92,073)	$51,023
LSV-sponsored mutual funds	2,049	2,171	0	4,220
Other investments	1,215	3	0	1,218

	$146,360	$2,174	$(92,073)	$56,461

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

SIV securities	$146,363	$0	$(94,955)	$51,408
LSV-sponsored mutual funds	2,049	1,653	0	3,702
Other investments	1,215	0	0	1,215

	$149,627	$1,653	$(94,955)	$56,325

The Company records all of its trading securities on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.

During the three months ended March 31, 2012 and 2011, the Company recognized gains from SIV securities of $2,882 and $6,864, respectively. Of the gains recognized during the three months ended March 31, 2012, $2,111 resulted from cash payments received from the SIV securities and $771 was from an increase in fair value at March 31, 2012. Of the gains recognized during the three months ended March 31, 2011, $2,049 resulted from cash payments received from the SIV securities and $4,815 was from an increase in fair value at March 31, 2011. The net gains from the SIV securities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.

In January 2011, the Company sold the senior note obligation originally issued by Stanfield Victoria. There was no gain or loss recognized by the Company from the sale of the note in 2011 as the fair value of the Stanfield Victoria note at December 31, 2010 was not different than the sale price received.

The Company has an investment related to the startup of mutual funds sponsored by LSV. These are U.S. dollar denominated funds that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The net gains (losses) from the change in fair value of the funds during the three months ended March 31, 2012 and 2011 were minimal.

Securities Owned

The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,053 and $20,949 at March 31, 2012 and December 31, 2011, respectively. The net gains (losses) from the change in fair value of the securities during the three months ended March 31, 2012 and 2011 were minimal.

Note 7.	Lines of Credit

On February 2, 2012 (the Closing Date), the Company entered into a new five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility became available on the Closing Date and replaced the five-year Credit Agreement with JP Morgan Chase Bank, N.A. The Credit Facility is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 1.250 percent above LIBOR. There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings through the Credit Facility at March 31, 2012. The Company was in compliance with all covenants of the Credit Facility at March 31, 2012.

The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the three months ended March 31, 2012.

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

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended March 31, 2012 and 2011, respectively, as follows:

	Three Months Ended March 31,
	2012	2011

Stock-based compensation expense	$4,033	$3,732
Less: Deferred tax benefit	(1,521)	(1,398)

Stock-based compensation expense, net of tax	$2,512	$2,334

As of March 31, 2012, there was approximately $45,594 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense

Remainder of 2012	$11,837
2013	12,715
2014	12,521
2015	3,850
2016	2,358
2017	2,313

$45,594

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2012 was $3,752. The total options exercisable as of March 31, 2012 had an intrinsic value of $36,218. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2012 and the exercise price of the shares. The market value of the Company’s common stock as of March 31, 2012 was $20.69 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31,

2012 was $17.36. Total options that were outstanding and exercisable as of March 31, 2012 were 26,082,000 and 10,873,000, respectively.

Common Stock Buyback

The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 1,848,000 shares at a total cost of $37,714 during the three months ended March 31, 2012. As of March 31, 2012, the Company has $58,562 of authorization remaining for the purchase of common stock under the program.

The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Noncontrolling Interest

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2012 to March 31, 2012:

Noncontrolling interest

Balance, January 1, 2012	$16,143
Net income attributable to noncontrolling interest	270
Foreign currency translation adjustments	483

Balance, March 31, 2012	$16,896

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2011 to March 31, 2011:

Noncontrolling interest

Balance, January 1, 2011	$15,155
Net income attributable to noncontrolling interest	312
Foreign currency translation adjustments	420

Balance, March 31, 2011	$15,887

Note 9.	Accumulated Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, consists of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)

Total accumulated comprehensive income at December 31, 2011	$(2,043)	$2,574	$531

Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2011	1,369	0	1,369

Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2011	$(674)	$2,574	$1,900

Total comprehensive income for the three months ended March 31, 2012	$2,703	$(29)	$2,674

Less: Total comprehensive income attributable to noncontrolling interest for the three months ended March 31, 2012	(483)	0	(483)

Total comprehensive income attributable to SEI Investments Company for the three months ended March 31, 2012	$2,220	$(29)	$2,191

Total accumulated comprehensive income at March 31, 2012	$660	$2,545	$3,205

Less: Total accumulated comprehensive loss attributable to noncontrolling interest at March 31, 2012	886	0	886

Total accumulated comprehensive income attributable to SEI Investments Company at March 31, 2012	$1,546	$2,545	$4,091

Note 10.	Business Segment Information

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

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2012 and 2011. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended March 31, 2012 and 2011.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2012

Revenues	$87,988	$49,468	$53,317	$46,211	$914	$237,898
Expenses	87,517	29,301	28,100	30,426	3,698	179,042

Operating profit (loss)	$471	$20,167	$25,217	$15,785	$(2,784)	$58,856

Operating margin	1%	41%	47%	34%	N/A	25%

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2011

Revenues	$86,709	$48,108	$53,185	$43,441	$1,050	$232,493
Expenses	82,403	27,040	26,953	27,999	3,125	167,520

Operating profit (loss)	$4,306	$21,068	$26,232	$15,442	$(2,075)	$64,973

Operating margin	5%	44%	49%	36%	N/A	28%

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the quarters ended March 31, 2012 and 2011 is as follows:

	2012	2011

Total operating profit from segments above	$58,856	$64,973

Corporate overhead expenses	(11,082)	(10,648)
Noncontrolling interest reflected in segments	315	272

Income from operations	$48,089	$54,597

The following tables provide additional information for the three months ended March 31, 2012 and 2011 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2012	2011	2012	2011

Private Banks	$11,842	$11,030	$3,728	$4,038
Investment Advisors	4,141	3,742	494	591
Institutional Investors	1,231	881	262	292
Investment Managers	3,053	1,784	476	503
Investments in New Businesses	272	212	334	30

Total from business segments	$20,539	$17,649	$5,294	$5,454

Corporate Overhead	854	374	138	157

	$21,393	$18,023	$5,432	$5,611

	Amortization
	2012	2011

Private Banks	$4,685	$4,229
Investment Advisors	1,716	1,418
Institutional Investors	302	167
Investment Managers	201	115
Investments in New Businesses	277	59

Total from business segments	$7,181	$5,988

Corporate Overhead	441	243

	$7,622	$6,231

Note 11.	Income Taxes

The gross liability for unrecognized tax benefits at March 31, 2012 and December 31, 2011 was $11,757 and $9,410, respectively, exclusive of interest and penalties, of which $10,043 and $8,320 would affect the effective tax rate if the Company were to recognize the tax benefit.

The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2012 and December 31, 2011, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $843 and $634, respectively.

	March 31, 2012	December 31, 2011

Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$11,757	$9,410
Interest and penalties on unrecognized benefits	843	634

Total gross uncertain tax positions	$12,600	$10,044

Amount included in Current liabilities	$1,768	$1,768
Amount included in Other long-term liabilities	10,832	8,276

	$12,600	$10,044

The Company’s effective tax rates were 37.2 percent and 37.1 percent for the three months ended March 31, 2012 and 2011, respectively. The Company files income tax returns in the United States on a consolidated basis and in many U.S. state and foreign jurisdictions. The Company is subject to examination of income tax returns by the Internal Revenue Service (IRS) and other domestic and foreign tax authorities. The Company is no longer subject to U.S. federal income tax examination for years before 2007 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2006.

The Company estimates it will recognize $1,768 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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

SEI has been named in six lawsuits filed in Louisiana. Five lawsuits were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action under the Louisiana Securities Act. The putative class action originally included a claim against SEI and SPTC for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy. In addition, another group of plaintiffs have filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and SPTC and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank. Two of the five actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases have been transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas issued an order and judgment that the causes of action alleged against SEI and SPTC in the two remanded actions were preempted by federal law and the Court dismissed these cases with prejudice. The Court of Appeals for the Fifth Circuit granted an expedited appeal of the United States District Court’s order and judgment. The appeal was briefed, and oral argument was held on February 7, 2012. On March 19, 2012, a panel of the Court of Appeals for the Fifth Circuit reversed the decision of the United States District Court and remanded the actions for further proceedings. On April 2, 2012, SEI filed with the United States Court of Appeals for the Fifth Circuit a petition for rehearing en banc of the panel’s opinion. On April 19, 2012, the Fifth Circuit Court of Appeals denied the petition for rehearing.

The case filed in Ascension Parish was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The plaintiffs in the remaining two cases in East Baton Rouge have granted SEI an extension to respond to the filings. SEI and SPTC filed exceptions in the putative class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge putative class action; plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. Following the decision by the United States District Court for the Northern District of Texas, the Court in the East Baton Rouge action issued an order staying the proceedings in the East Baton Rouge class action pending the outcome of the appeal of the order and judgment of the United States District Court for the Northern District of Texas. Following the panel opinion of the Court of Appeals on March 19, 2012, the Court in the East Baton Rouge action scheduled a hearing on class certification for September 20, 2012. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

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

(In thousands, except asset balances and per share data)

This discussion reviews and analyzes the consolidated financial condition at March 31, 2012 and 2011, the consolidated results of operations for the three months ended March 31, 2012 and 2011 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview

Consolidated Summary

We are a leading global provider of investment processing, investment management, and investment operations solutions. We help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses, and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of March 31, 2012, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $427.8 billion in mutual fund and pooled or separately managed assets, including $188.6 billion in assets under management and $239.2 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $60.6 billion of assets which are included as assets under management.

Our Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 were:

	Three Months Ended March 31,		Percent
	2012	2011	Change

Revenues	$237,898	$232,493	2%
Expenses	189,809	177,896	7%

Income from operations	48,089	54,597	(12%)

Net gain from investments	3,205	7,278	(56%)
Interest income, net of interest expense	1,326	1,340	(1%)
Equity in earnings from unconsolidated affiliate	27,330	28,949	(6%)

Income before income taxes	79,950	92,164	(13%)
Income taxes	29,715	34,124	(13%)

Net income	50,235	58,040	(13%)

Less: Net income attributable to noncontrolling interest	(270)	(312)	(13%)

Net income attributable to SEI Investments Co.	$49,965	$57,728	(13%)

Diluted earnings per common share	$.28	$.31	(10%)

In our opinion, the following items had a significant impact on our financial results for the three month periods ended March 31, 2012 and 2011:

•

Revenue growth was primarily driven by higher Asset management, administration and distribution fees from improved cash flows and market appreciation occurring in late 2011 and into the first quarter 2012. Our average assets under management, excluding LSV, increased $9.6 billion, or eight percent, to $124.1 billion in the first quarter 2012 as compared to $114.5 billion during the first quarter 2011.

•

New business coupled with asset funding from existing clients for our hedge fund solutions and increased accounts for our separately managed accounts solutions in our Investment Managers segment also served to drive revenue growth.

•

Our percentage ownership of LSV remained at approximately 41 percent. Our proportionate share in the earnings of LSV in the first quarter 2012 was $27.3 million, as compared to $28.9 million in first quarter 2011, a decrease of six percent. Despite the favorable market conditions in late 2011 and first quarter 2012, LSV’s revenues decreased due to cash outflows in early 2011 and the sharp market decline in third quarter 2011 which resulted in a net decline in the value of assets under management. LSV’s average assets under management were $59.2 billion during the first quarter 2012, as compared to $62.2 billion during the first quarter 2011, a decrease of five percent.

•

Our operating expenses related to servicing new and existing clients of our Global Wealth Services solution implemented on the Global Wealth Platform increased during the first quarter 2012 as compared to first quarter 2011 as we continue to build out the operational infrastructure and add new functionality to the platform. A higher portion of these costs are not capitalized. These increased operational costs, mainly related to personnel, primarily impacted the Private Banks and Investment Advisors segments. The increased operational costs are included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations.

•

Our operating expenses related to our hedge fund and separately managed accounts solutions of our Investment Managers segment increased during the first quarter 2012 as compared to first quarter 2011. These increased operational costs, mainly related to personnel, resulted from servicing new and existing clients and are also included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations.

•

Sales events, net of client losses, were significantly higher during the first quarter 2012. These sales events resulted in an increase in sales compensation expense of $1.8 million when compared to first quarter 2011.

•

We recognized $2.9 million in gains from structured investment vehicles (SIV) securities during the first quarter 2012 as compared to gains of $6.9 million during the first quarter 2011. Approximately $2.1 million of the gain in 2012 resulted from cash payments received from the SIV securities that had been previously written down.

•	We continued our stock repurchase program during 2012 and purchased 1,848,000 shares at an average price of approximately $20 per share in the first quarter of 2012.

Ending Asset Balances

This table presents ending assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest. These assets are not included in our balance sheets because we do not own them.

Ending Asset Balances

(In millions)

	As of March 31,		Percent
	2012	2011	Change
Private Banks:
Equity and fixed income programs	$17,180	$14,809	16%
Collective trust fund programs	435	576	(24%)
Liquidity funds	5,549	5,217	6%

Total assets under management	$23,164	$20,602	12%

Client proprietary assets under administration	10,916	11,227	(3%)

Total assets	$34,080	$31,829	7%

Investment Advisors:
Equity and fixed income programs	29,722	28,296	5%
Collective trust fund programs	1,199	1,618	(26%)
Liquidity funds	1,643	1,551	6%

Total assets under management	$32,564	$31,465	3%

Institutional Investors:
Equity and fixed income programs	54,537	51,287	6%
Collective trust fund programs	424	608	(30%)
Liquidity funds	3,725	3,202	16%

Total assets under management	$58,686	$55,097	7%

Investment Managers:
Equity and fixed income programs	62	37	68%
Collective trust fund programs	12,781	8,841	45%
Liquidity funds	147	139	6%

Total assets under management	$12,990	$9,017	44%

Client proprietary assets under administration	228,327	238,335	(4%)

Total assets	$241,317	$247,352	(2%)

Investments in New Businesses:
Equity and fixed income programs	568	598	(5%)
Liquidity funds	34	56	(39%)

Total assets under management	$602	$654	(8%)

LSV:
Equity and fixed income programs	$60,607	$62,370	(3%)

Consolidated:
Equity and fixed income programs	162,676	157,397	3%
Collective trust fund programs	14,839	11,643	27%
Liquidity funds	11,098	10,165	9%

Total assets under management	$188,613	$179,205	5%

Client proprietary assets under administration	239,243	249,562	(4%)

Total assets under management and administration	$427,856	$428,767	0%

Average Asset Balances

This table presents average asset balances of our clients, or of clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest. These assets are not included in our balance sheets because we do not own them.

Average Asset Balances

(In millions)

	As of March 31,		Percent
	2012	2011	Change
Private Banks:
Equity and fixed income programs	$17,116	$14,170	21%
Collective trust fund programs	436	593	(26%)
Liquidity funds	5,581	5,058	10%

Total assets under management	$23,133	$19,821	17%

Client proprietary assets under administration	10,211	10,921	(7%)

Total assets	$33,344	$30,742	8%

Investment Advisors:
Equity and fixed income programs	28,426	27,841	2%
Collective trust fund programs	1,238	1,687	(27%)
Liquidity funds	2,015	1,580	28%

Total assets under management	$31,679	$31,108	2%

Institutional Investors:
Equity and fixed income programs	52,270	50,392	4%
Collective trust fund programs	427	608	(30%)
Liquidity funds	3,765	3,418	10%

Total assets under management	$56,462	$54,418	4%

Investment Managers:
Equity and fixed income programs	58	1	N/A
Collective trust fund programs	11,983	8,288	45%
Liquidity funds	190	210	(10%)

Total assets under management	$12,231	$8,499	44%

Client proprietary assets under administration	224,547	237,376	(5%)

Total assets	$236,778	$245,875	(4%)

Investments in New Businesses:
Equity and fixed income programs	549	579	(5%)
Liquidity funds	39	61	(36%)

Total assets under management	$588	$640	(8%)

LSV:
Equity and fixed income programs	$59,200	$62,212	(5%)

Consolidated:
Equity and fixed income programs	157,619	155,195	2%
Collective trust fund programs	14,084	11,176	26%
Liquidity funds	11,590	10,327	12%

Total assets under management	$183,293	$176,698	4%

Client proprietary assets under administration	234,758	248,297	(5%)

Total assets under management and administration	$418,051	$424,995	(2%)

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

Business Segments

Revenues, Expenses and Operating Profit (Loss) for our business segments for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 were as follows:

	Three Months Ended March 31,		Percent Change
	2012	2011

Private Banks:
Revenues	$87,988	$86,709	1%
Expenses	87,517	82,403	6%

Operating Profit	$471	$4,306	(89%)
Operating Margin	1%	5%

Investment Advisors:
Revenues	$49,468	$48,108	3%
Expenses	29,301	27,040	8%

Operating Profit	$20,167	$21,068	(4%)
Operating Margin	41%	44%

Institutional Investors:
Revenues	$53,317	$53,185	0%
Expenses	28,100	26,953	4%

Operating Profit	$25,217	$26,232	(4%)
Operating Margin	47%	49%

Investment Managers:
Revenues	$46,211	$43,441	6%
Expenses	30,426	27,999	9%

Operating Profit	$15,785	$15,442	2%
Operating Margin	34%	36%

Investments in New Businesses:
Revenues	$914	$1,050	(13%)
Expenses	3,698	3,125	18%

Operating Loss	($2,784)	($2,075)	N/A
Operating Margin	N/A	N/A

For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

Private Banks

	Three Months Ended March 31,		Percent Change
	2012	2011

Revenues:
Information processing and software servicing fees	$55,752	$55,446	1%
Asset management, administration & distribution fees	25,109	23,918	5%
Transaction-based and trade execution fees	7,127	7,345	(3%)

Total revenues	$87,988	$86,709	1%

Revenues increased $1.3 million, or one percent, compared to the prior year corresponding period and were primarily affected by:

•

Increased investment management fees from existing international clients due to higher average assets under management from improved capital markets in late 2011 into the first quarter of 2012, in addition to positive cash flows; and

•	Increased net investment processing fees from new Global Wealth Services clients implemented onto the Global Wealth Platform; offset by

•	Lower recurring investment processing fees due to price reductions provided to existing clients that recontracted for longer periods and lower transaction volumes.

Operating margins decreased to one percent compared to five percent in the same period a year ago. Operating income decreased by $3.8 million or 89 percent, compared to the prior year corresponding period and was primarily affected by:

•	Increased direct expenses associated with increased investment management fees from existing international clients, mainly distribution fees;

•	Increased non-capitalized development costs, mainly personnel costs, and amortization expense relating to the Global Wealth Platform;

•	Increased operational costs, mainly personnel costs, for servicing new and existing Global Wealth Services clients implemented onto the Global Wealth Platform;

•	Increased sales compensation expense due to new business activity; and

•	Increased one-time termination costs; partially offset by

•	An increase in revenues.

Investment Advisors

Revenues increased $1.4 million, or three percent, compared to the prior year corresponding period and were primarily affected by:

•

Increased investment management fees from existing clients due to higher average assets under management caused by improved capital markets in late 2011 and through the first quarter of 2012 and an increase in net cash flows from new and existing advisors; and

•	An increase in the average basis points earned on our assets under management due to movement of assets into higher-yielding products.

Operating margins decreased to 41 percent compared to 44 percent in the same period a year ago. Operating income decreased slightly compared to the prior year corresponding period and was primarily affected by:

•

Increased non-capitalized development costs and amortization expense relating to the Global Wealth Platform as well as spending associated with building the necessary functionality and infrastructure for servicing financial institutions and investment advisors in the United States;

•	Increased sales compensation expense due to new business activity; and

•	Increased one-time termination costs; partially offset by

•	An increase in revenues.

Institutional Investors

Revenues increased slightly compared to the prior year corresponding period and were primarily affected by:

•

Increased investment management fees from existing clients due to higher average assets under management caused by improved capital markets in late 2011 and through the first quarter of 2012 as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by

•	Client losses and lower basis points earned on assets under management.

Operating margins decreased to 47 percent compared to 49 percent in the same period a year ago. Operating income decreased $1.0 million, or four percent, compared to the prior year corresponding period and was primarily affected by:

•	Increased sales compensation expense due to new business activity and other personnel costs, mainly salary; and

•	Increased discretionary marketing and promotion expenses; partially offset by

•	An increase in revenues.

Investment Managers

Revenues increased $2.8 million, or six percent, compared to the prior year corresponding period and were primarily affected by:

•	Cash flows from new clients of our hedge funds and collective trust fund solutions; partially offset by client losses;

•	Net positive cash flows from existing hedge fund clients due to new funding along with higher valuations from capital market increases in late 2011 and through the first quarter of 2012; and

•	Increased accounts from our separately managed account program due to new clients and existing clients involved in mergers.

Operating margins decreased to 34 percent compared to 36 percent in the same period a year ago. Operating income increased slightly compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new clients of our hedge fund and separately managed accounts solutions.

Other

Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,
	2012	2011

Net gain from investments	$3,205	$7,278
Interest and dividend income	1,487	1,544
Interest expense	(161)	(204)
Equity in the earnings of unconsolidated affiliate	27,330	28,949

Total other income and expense items, net	$31,861	$37,567

Net gain from investments

Net gain from investments consists of:

	Three Months Ended March 31,
	2012	2011

Gains from SIV securities	$2,882	$6,864
Net realized and unrealized gains from marketable securities	619	414
Other losses	(296)	0

Net gain from investments	$3,205	$7,278

During the three months ended March 31, 2012, we recognized gains of $2.9 million from SIV securities, of which $2.1 million resulted from cash payments received from the SIV securities and $0.8 million from an increase in fair value at March 31, 2012.

During the three months ended March 31, 2011, we recognized gains of $6.9 million from SIV securities, of which $2.1 million resulted from cash payments received from the SIV securities and $4.8 million from an increase in fair value at March 31, 2011. In addition, we sold the senior note obligation originally issued by Stanfield Victoria. There was no gain or loss recognized from the sale of the note as the fair value of the Stanfield Victoria note at December 31, 2010 was not different than the sale price received.

Interest and dividend income

Interest and dividend income is earned based upon the amount of cash that is invested daily and the average yield earned on those balances.

Interest expense

Interest expense primarily includes fees related to our credit facility.

Equity in the earnings of unconsolidated affiliate

Equity in the earnings of unconsolidated affiliate on the accompanying Consolidated Statement of Operations includes our less than 50 percent ownership in LSV. Our total partnership interest in LSV remained at approximately 41 percent during the three month periods ended March 31, 2012 and 2011. Our proportionate share in the earnings of LSV was $27.3 million in first quarter 2012 as compared to $28.9 million in first quarter 2011, a decrease of six percent. LSV’s revenues decreased due to cash outflows in early 2011 coupled with the sharp market decline in third quarter 2011 despite improved capital market conditions in late 2011 and first quarter 2012. LSV’s ending assets under management decreased $1.8 billion to $60.6 billion at March 31, 2012 as compared to $62.4 billion at March 31, 2011, a decrease of three percent.

In March 2009, certain partners of LSV, including SEI, agreed to designate a portion of their partnership interest for the purpose of providing an interest in the partnership to a select group of key LSV employees. In April 2012, these contributing partners agreed to provide certain key LSV employees an interest in LSV thereby reducing our interest in LSV to slightly below 40 percent.

Noncontrolling interest

Noncontrolling interest includes the interest of other shareholders in a joint venture of the Company in an asset management firm located in South Korea.

Income Taxes

Our effective tax rates were 37.2 percent and 37.1 percent for the three months ended March 31, 2012 and 2011, respectively.

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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2012	2011

Net cash provided by operating activities	$39,224	$58,336
Net cash (used in) provided by investing activities	(19,855)	6,527
Net cash used in financing activities	(52,228)	(63,116)

Net (decrease) increase in cash and cash equivalents	(32,859)	1,747

Cash and cash equivalents, beginning of period	420,986	496,292

Cash and cash equivalents, end of period	$388,127	$498,039

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At March 31, 2012, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.

In February 2012, we replaced our credit facility with a new five-year credit facility agreement which provides for borrowings of up to $300.0 million (See Note 7 to the Consolidated Financial Statements). The new credit facility is a senior unsecured revolving line of credit with Wells Fargo Bank, National Association, and a syndicate of other lenders and is scheduled to expire in February 2017. The availability of the new credit facility is subject to the compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. We currently have no borrowings under the new credit facility.

Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. As of April 30, 2012, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $262.9 million.

Cash flows from operations decreased $19.1 million in the first quarter of 2012 compared to the first quarter of 2011 due to the decline in net income and the net change in our working capital accounts, primarily from the change in the balances of receivables and accrued income taxes.

Cash flows from investing activities decreased $26.4 million in the first quarter of 2012 compared to the first quarter of 2011. Net cash used in investing activities includes:

•

Purchases, sales and maturities of marketable securities. We had cash outflows of $9.6 million for the purchase of marketable securities in the first quarter of 2012 as compared to $27.3 million in the first quarter of 2011. Marketable securities purchased in 2012 and 2011 consisted of investments for the start-up of new investment products and investments in short-term U.S. government agency and commercial paper securities by SIDCO. Purchases of marketable securities in first quarter 2011 include $20.0 million of short-term U.S. government agency and commercial paper securities to initiate SIDCO’s investment program. We had cash inflows of $11.2 million from sales and maturities of marketable securities in the first quarter of 2012 as compared to $46.9 million in the first quarter of 2011. Marketable securities sold in 2011 primarily includes the proceeds from the sales of SIV securities. Cash inflows from maturities and prepayments of marketable securities were $10.4 million in the first quarter of 2012 as compared to $10.1 million in the first quarter of 2011.

•

The capitalization of costs incurred in developing computer software. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality of the platform. We capitalized $9.3 million of software development costs in the first quarter of 2012 as compared to $10.7 million in the first quarter of 2011. Amounts capitalized in 2012 and 2011 include costs for significant enhancements and upgrades to the platform.

•

Capital expenditures. Our capital expenditures in the first quarter of 2012 primarily include purchased software. Our capital expenditures in the first quarter of 2011 primarily include equipment for our data center operations.

Cash flows from financing activities increased $10.9 million in the first quarter of 2012 compared to the first quarter of 2011. Net cash used in financing activities includes:

•

The repurchase of our common stock. Our Board of Directors has authorized the repurchase of up to $1.928 billion worth of our common stock through multiple authorizations. Through April 30, 2012, we repurchased approximately 276.8 million shares of our common stock at a cost of $1.870 billion and had $58.6 million of authorization remaining for the purchase of our common stock under this program. We spent approximately $36.5 million during the first quarter of 2012 and $39.5 million during the first quarter of 2011 for the repurchase of our common stock. Currently, there is no expiration date for our common stock repurchase program.

•

Dividend payments. Cash dividends paid were $26.5 million or $.15 per share in the first quarter of 2012. There were no cash dividends paid during the first quarter of 2011 since the payment date of the cash dividend declared in December 2010 occurred in 2010.

•

Principal payments of our debt. Principal payments in the first quarter of 2011 include payments of $35.0 million to reduce the outstanding debt associated with our credit facility. We fully repaid the outstanding balance of our credit facility in 2011 and had no debt during the first quarter 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information regarding our market risk exposures appears in Part II – Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in our market risk exposures from those disclosed in our Annual Report on Form 10-K for 2011.

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

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SEI has been named in six lawsuits filed in Louisiana. Five lawsuits were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action under the Louisiana Securities Act. The putative class action originally included a claim against SEI and SPTC for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy. In addition, another group of plaintiffs have filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and SPTC and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank. Two of the five actions filed in East Baton Rouge have been removed to federal court, and plaintiffs’ motions to remand are pending. These two cases have been transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas issued an order and judgment that the causes of action alleged against SEI and SPTC in the two remanded actions were preempted by federal law and the Court dismissed these cases with prejudice. The Court of Appeals for the Fifth Circuit granted an expedited appeal of the United States District Court’s order and judgment. The appeal was briefed, and oral argument was held on February 7, 2012. On March 19, 2012, a panel of the Court of Appeals for the Fifth Circuit reversed the decision of the United States District Court and remanded the actions for further proceedings. On April 2, 2012, SEI filed with the United States Court of Appeals for the Fifth Circuit a petition for rehearing en banc of the panel’s opinion. On April 19, 2012, the Fifth Circuit Court of Appeals denied the petition for rehearing.

The case filed in Ascension Parish was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The plaintiffs in the remaining two cases in East Baton Rouge have granted SEI an extension to respond to the filings. SEI and SPTC filed exceptions in the putative class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge putative class action; plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. Following the decision by the United States District Court for the Northern District of Texas, the Court in the East Baton Rouge action issued an order staying the proceedings in the East Baton Rouge class action pending the outcome of the appeal of the order and judgment of the United States District Court for the Northern District of Texas. Following the panel opinion of the Court of Appeals on March 19, 2012, the Court in the East Baton Rouge action scheduled a hearing on class certification for September 20, 2012. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.

Because of the uncertainty of the make-up of the classes, the specific theories of liability that may survive a motion to dismiss, the lack of discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the foregoing lawsuits.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(e)	Our Board of Directors has authorized the repurchase of up to $1.928 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended March 31, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – 31, 2012	25,000	$18.10	25,000	$95,823,000
February 1 – 29, 2012	575,000	19.70	575,000	84,496,000
March 1 – 31, 2012	1,248,000	20.78	1,248,000	58,562,000

Total	1,848,000	20.40	1,848,000

Item 5.	Other Information.

(a)	On Wednesday, May 2, 2012, SEI Investments Company issued a press release announcing its financial and operating results for the first quarter ended March 31, 2012. A copy of the press release is attached as Exhibit 99.1 to this Quarterly Report on
Form	10-Q.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press Release dated May 2, 2012 of SEI Investments Company related to the Company’s financial and operating results for the first quarter ended March 31, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	May 3, 2012	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer