Form 10-Q
period 2012-06-30
SEI INVESTMENTS CO
filed 2012-08-02
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2012
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from              to
0-10200
(Commission File Number)
________________________________________
SEI INVESTMENTS COMPANY
(Exact name of registrant as specified in its charter)
________________________________________

Pennsylvania	23-1707341
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
1 Freedom Valley Drive, Oaks, Pennsylvania 19456-1100
(Address of principal executive offices)
(Zip Code)
(610) 676-1000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
 ________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 31, 2012 was 173,556,605.

1 of 40

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SEI Investments Company Consolidated Balance Sheets (unaudited) (In thousands)

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$347,494	$420,986
Restricted cash	6,000	6,000
Receivables from regulated investment companies	33,681	25,800
Receivables, net of allowance for doubtful accounts of $820 and $924 (Note 4)	168,913	142,109
Deferred income taxes	455	1,150
Securities owned (Note 6)	21,057	20,949
Other current assets	17,810	17,957
Total Current Assets	595,410	634,951
Property and Equipment, net of accumulated depreciation of $191,976 and $182,453 (Note 4)	135,011	129,548
Capitalized Software, net of accumulated amortization of $131,631 and $117,100	312,815	309,133
Investments Available for Sale (Note 6)	81,238	83,008
Trading Securities (Note 6)	53,253	56,325
Investment in Unconsolidated Affiliate (Note 2)	63,553	60,954
Other Assets, net	23,582	20,640
Total Assets	$1,264,862	$1,294,559
The accompanying notes are an integral part of these consolidated financial statements.

2 of 40

SEI Investments Company Consolidated Balance Sheets (unaudited) (In thousands, except par value)

	June 30, 2012	December 31, 2011
Liabilities and Equity
Current Liabilities:
Accounts payable	$3,850	$1,999
Accrued liabilities (Note 4)	100,902	147,044
Deferred revenue	631	2,030
Total Current Liabilities	105,383	151,073
Deferred Income Taxes	91,819	93,751
Other Long-term Liabilities (Note 11)	10,632	8,276
Total Liabilities	207,834	253,100
Commitments and Contingencies (Note 12)
Equity:
SEI Investments shareholders’ equity:
Common stock, $.01 par value, 750,000 shares authorized; 173,374 and 176,506 shares issued and outstanding	1,734	1,765
Capital in excess of par value	588,419	577,949
Retained earnings	447,812	443,702
Accumulated other comprehensive income, net	2,137	1,900
Total SEI Investments shareholders’ equity	1,040,102	1,025,316
Noncontrolling interest	16,926	16,143
Total Equity	1,057,028	1,041,459
Total Liabilities and Equity	$1,264,862	$1,294,559
The accompanying notes are an integral part of these consolidated financial statements.

3 of 40

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Asset management, administration and distribution fees	$176,613	$172,331	$349,567	$339,835
Information processing and software servicing fees	57,254	56,035	113,454	111,859
Transaction-based and trade execution fees	7,370	9,394	16,114	18,559
Total revenues	241,237	237,760	479,135	470,253
Expenses:
Subadvisory, distribution and other asset management costs	25,884	26,304	54,351	52,600
Software royalties and other information processing costs	5,228	7,188	11,705	14,205
Brokerage commissions	5,634	6,599	11,941	13,180
Compensation, benefits and other personnel	80,531	72,613	159,074	143,638
Stock-based compensation	3,865	3,810	7,898	7,542
Consulting, outsourcing and professional fees	26,329	29,398	53,284	55,396
Data processing and computer related	11,659	11,610	23,124	22,913
Facilities, supplies and other costs	15,272	14,098	29,780	28,200
Amortization	7,407	6,792	15,029	13,023
Depreciation	5,630	5,391	11,062	11,002
Total expenses	187,439	183,803	377,248	361,699
Income from operations	53,798	53,957	101,887	108,554
Net gain (loss) from investments	664	(1,948)	3,869	5,330
Interest and dividend income	1,440	1,436	2,927	2,980
Interest expense	(113)	(155)	(274)	(359)
Equity in earnings of unconsolidated affiliate	22,712	29,530	50,042	58,479
Net income before income taxes	78,501	82,820	158,451	174,984
Income taxes	28,762	28,707	58,477	62,831
Net income	49,739	54,113	99,974	112,153
Less: Net income attributable to the noncontrolling interest	(184)	(510)	(454)	(822)
Net income attributable to SEI Investments Company	$49,555	$53,603	$99,520	$111,331
Basic earnings per common share	$0.28	$0.29	$0.57	$0.60
Shares used to compute basic earnings per share	174,830	184,585	175,589	185,186
Diluted earnings per common share	$0.28	$0.29	$0.56	$0.59
Shares used to compute diluted earnings per share	175,913	187,020	176,791	187,757
Dividends declared per common share	$0.15	$0.12	$0.15	$0.12
The accompanying notes are an integral part of these consolidated financial statements.

4 of 40

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Net income		$49,739		$54,113		$99,974		$112,153
Other comprehensive income, net of tax:
Foreign currency translation adjustments		(2,156)		1,467		547		4,295
Unrealized holding gain on investments:
Unrealized holding gains during the period, net of income taxes of $70, $348, $77 and $236	25		816		56		646
Less: reclassification adjustment for losses (gains) realized in net income, net of income taxes of $12, $(15), $(23) and $(75)	23	48	(28)	788	(37)	19	(131)	515
Total other comprehensive income, net of tax		(2,108)		2,255		566		4,810
Comprehensive income		$47,631		$56,368		$100,540		$116,963
Comprehensive income attributable to the noncontrolling interest		(30)		(1,015)		(783)		(1,747)
Comprehensive income attributable to SEI Investments Company		$47,601		$55,353		$99,757		$115,216
The accompanying notes are an integral part of these consolidated financial statements.

5 of 40

SEI Investments Company
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$99,974	$112,153
Adjustments to reconcile net income to net cash provided by operating activities	(24,861)	(19,313)
Net cash provided by operating activities	75,113	92,840
Cash flows from investing activities:
Additions to property and equipment	(16,344)	(6,973)
Additions to capitalized software	(18,214)	(20,537)
Purchases of marketable securities	(13,827)	(36,596)
Prepayments and maturities of marketable securities	22,170	23,134
Sales of marketable securities	737	37,408
Purchases of other investments	(2,720)	—
Sales of other investments	—	4,905
Net cash (used in) provided by investing activities	(28,198)	1,341
Cash flows from financing activities:
Payments on long-term debt	—	(55,000)
Purchase and retirement of common stock	(80,899)	(94,137)
Proceeds from issuance of common stock	14,765	20,845
Tax benefit on stock options exercised	(1,638)	2,171
Payment of dividends	(52,635)	(22,041)
Net cash used in financing activities	(120,407)	(148,162)
Net decrease in cash and cash equivalents	(73,492)	(53,981)
Cash and cash equivalents, beginning of period	420,986	496,292
Cash and cash equivalents, end of period	$347,494	$442,311
The accompanying notes are an integral part of these consolidated financial statements.

6 of 40

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six month periods ended June 30, 2012 and 2011. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
There have been no significant changes in significant accounting policies during the six months ended June 30, 2012 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
Cash and Cash Equivalents
Cash and cash equivalents includes $185,240 and $281,760 at June 30, 2012 and December 31, 2011, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.
Restricted Cash
Restricted cash includes $5,000 at June 30, 2012 and December 31, 2011 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $1,000 at June 30, 2012 and December 31, 2011 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
Capitalized Software
The Company capitalized $18,214 and $20,537 of software development costs during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 10.0 years. Amortization expense related

7 of 40

to capitalized software was $14,531 and $12,532 during the six months ended June 30, 2012 and 2011, respectively.
Software development costs capitalized during the six months ended June 30, 2012 and 2011 relates to the continued development of the Global Wealth Platform (GWP). As of June 30, 2012, the net book value of GWP was $302,829, net of accumulated amortization of $102,059. Capitalized software development costs in-progress at June 30, 2012 associated with future releases to GWP were $9,328. GWP has an estimated useful life of 15 years and a weighted average remaining life of 10.0 years. Amortization expense for GWP was $14,297 and $12,249 during the six months ended June 30, 2012 and 2011, respectively.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended June 30, 2012 and 2011 are:

	For the Three Months Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$49,555	174,830	$0.28
Dilutive effect of stock options	—	1,083
Diluted earnings per common share	$49,555	175,913	$0.28

	For the Three Months Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$53,603	184,585	$0.29
Dilutive effect of stock options	—	2,435
Diluted earnings per common share	$53,603	187,020	$0.29
Employee stock options to purchase 16,637,000 and 7,675,000 shares of common stock, with an average exercise price of $22.75 and $28.25, were outstanding during the three months ended June 30, 2012 and 2011, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.
The calculations of basic and diluted earnings per share for the six months ended June 30, 2012 and 2011 are:

	For the Six Months Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$99,520	175,589	$0.57
Dilutive effect of stock options	—	1,202
Diluted earnings per common share	$99,520	176,791	$0.56

	For the Six Months Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$111,331	185,186	$0.60
Dilutive effect of stock options	—	2,571
Diluted earnings per common share	$111,331	187,757	$0.59
Employee stock options to purchase 14,017,000 and 7,606,000 shares of common stock, with an average exercise price of $23.40 and $28.26, were outstanding during the six months ended June 30, 2012 and 2011, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

8 of 40

Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2012	2011
Net income	$99,974	$112,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,062	11,002
Amortization	15,029	13,023
Equity in earnings of unconsolidated affiliate	(50,042)	(58,479)
Distributions received from unconsolidated affiliate	47,443	50,760
Stock-based compensation	7,898	7,542
Provision for losses on receivables	(104)	(327)
Deferred income tax expense	(1,291)	(36)
Net realized gains from investments	(3,869)	(5,330)
Change in other long-term liabilities	2,356	1,904
Change in other assets	(916)	(1,658)
Other	657	3,858
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	(7,881)	(1,953)
Receivables	(26,992)	(15,353)
Other current assets	147	(211)
Increase (decrease) in
Accounts payable	1,851	(1,727)
Accrued liabilities	(18,810)	(21,081)
Deferred revenue	(1,399)	(1,247)
Total adjustments	(24,861)	(19,313)
Net cash provided by operating activities	$75,113	$92,840

Note 2.	Investment in Unconsolidated Affiliate
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
As of December 31, 2011, the Company's total partnership interest in LSV was approximately 41.2 percent. In March 2009, certain partners (the Contributing partners) of LSV, including the Company, designated a portion of their partnership interest for the purpose of providing an interest in the partnership to a select group of key employees. Until such time an interest in the partnership is issued to a key employee, all profits, losses, distributions and other rights and obligations relating to such unissued interests remains with the Contributing partners. Each issuance must be authorized by unanimous vote of all Contributing partners. In April 2012, the Contributing partners agreed to provide certain key employees an interest in LSV, thereby reducing the Company’s interest in LSV to approximately 39.8 percent.
At June 30, 2012, the Company’s total investment in LSV was $63,553. The investment in LSV exceeded the underlying equity in the net assets of LSV by $3,499, of which $3,062 is considered goodwill embedded in the investment. The Company

9 of 40

receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV for $47,443 and $50,760 in the six months ended June 30, 2012 and 2011, respectively.
The Company’s proportionate share in the earnings of LSV was $22,712 and $29,530 during the three months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011, the Company's proportionate share in the earnings of LSV was $50,042 and $58,479, respectively.
The following table contains the condensed statements of operations of LSV for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012	2011
Revenues	$69,189	$81,748
Net income	57,372	72,018
The following table contains the condensed statements of operations of LSV for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
	2012	2011
Revenues	$146,654	$161,150
Net income	124,045	141,964
Guaranty Agreement
In April 2011, LSV Employee Group II, LLC agreed to purchase a partnership interest of an existing LSV employee for $4,300, of which $3,655 was financed through a term loan with Bank of America, N.A. (Bank of America). The Company provided an unsecured guaranty to the lenders of all the obligations of LSV Employee Group II, LLC. The lenders have the right to seek payment from the Company in the event of a default by LSV Employee Group II, LLC. The term loan has a four year term and will be repaid from the quarterly distributions of LSV. LSV Employee Group II made principal payments of $468 during the six months ended June 30, 2012. As of June 30, 2012, the remaining unpaid principal balance of the term loan was $2,729. This amount is not reflected, nor is it required to be reflected, in the Company’s Consolidated Balance Sheet at June 30, 2012.
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
In July 2012, LSV Employee Group II made a principal payment of $272. As of July 31, 2012, the remaining unpaid principal balance of the term loan was $2,457. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group II and, furthermore, fully expects that LSV Employee Group II will meet all of their future obligations regarding the term loan.

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

10 of 40

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

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2012	December 31, 2011
Trade receivables	$43,162	$37,822
Fees earned, not billed	110,853	92,916
Other receivables	15,718	12,295
	169,733	143,033
Less: Allowance for doubtful accounts	(820)	(924)
	$168,913	$142,109
Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules. These billing schedules generally provide for fees to be billed on a quarterly basis. In addition, certain fees earned from investment operations services are determined from security valuations which delay billings to clients.
Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various regulated investment companies sponsored by SEI.
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2012	December 31, 2011
Buildings	$137,421	$136,949
Equipment	65,884	64,256
Land	9,929	9,929
Purchased software	90,580	77,971
Furniture and fixtures	18,245	17,999
Leasehold improvements	4,820	4,558
Construction in progress	108	339
	326,987	312,001
Less: Accumulated depreciation	(191,976)	(182,453)
Property and Equipment, net	$135,011	$129,548
The Company recognized $11,062 and $11,002 in depreciation expense related to property and equipment for the six months ended June 30, 2012 and 2011, respectively.

11 of 40

Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2012	December 31, 2011
Accrued employee compensation	$31,728	$48,112
Accrued employee benefits and other personnel	5,359	5,408
Accrued consulting, outsourcing and professional fees	16,850	17,477
Accrued brokerage fees	7,586	8,665
Accrued sub-advisory, distribution and other asset management fees	16,657	17,091
Accrued dividend payable	—	26,518
Other accrued liabilities	22,722	23,773
Total accrued liabilities	$100,902	$147,044

Note 5.    Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in equity and fixed-income mutual funds that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data for the specific issue owned or pools of similar securities. Level 3 financial assets primarily consist of senior note obligations issued by SIVs. The Company had no Level 3 financial liabilities at June 30, 2012 or December 31, 2011. There were no transfers of financial assets between levels within the fair value hierarchy during the six months ended June 30, 2012.
Valuation of GNMA and Other U.S. Government Agency Securities
All of the Company's GNMA and other U.S. government agency securities are held in accounts at well-established financial institutions that utilize the services of independent pricing vendors. These vendors utilize evaluated and industry accepted pricing models that vary by asset class and incorporate available trade, bid and other market information to determine the fair value of the securities. The market inputs normally used for evaluations of securities, listed in approximate order of priority, include: benchmark yields, reported trade, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company records the securities at the prices provided by the independent pricing vendor without adjustment.
Valuation of SIV Securities
The underlying collateral of the SIV securities is mainly comprised of asset-backed securities and collateralized debt obligations. The Company utilizes the services of an independent firm that specializes in securities valuations to assist in determining the fair value of the SIV security owned. Given the lack of any reliable market data on the SIV security, the firm utilized a valuation model that employs a net asset approach which considers the value of the underlying collateral of the SIV security to determine its fair value. Management evaluated the value received from the firm and considered other information, such as the existence of any current market activity, to determine the fair value of the SIV securities. As a result of this evaluation, the Company utilized the fair value of the SIV security without adjustment as provided by the independent valuation firm.
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

12 of 40

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
In the event a market transaction does exist for a SIV security, management evaluates the publicly available information surrounding the transaction in order to assess if the price used represents the fair value for the SIV security. In management’s opinion, the current market for the SIV security does not represent any orderly and efficient market.
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At June 30, 2012
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$12,453	$12,453	$—	$—
Fixed income available-for-sale securities	68,785	—	68,785	—
Fixed income securities owned	21,057	—	21,057	—
Trading securities	53,253	3,865	—	49,388
	$155,548	$16,318	$89,842	$49,388

	At December 31, 2011
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$8,010	$8,010	$—	$—
Fixed income available-for-sale securities	74,998	—	74,998	—
Fixed income securities owned	20,949	—	20,949	—
Trading securities	56,325	3,702	—	52,623
	$160,282	$11,712	$95,947	$52,623

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2012 to June 30, 2012:

Trading Securities
Balance, January 1, 2012	$52,623
Purchases	—
Issuances	—
Principal prepayments and settlements	(7,176)
Sales	—
Total gains or (losses) (realized/unrealized):
Included in earnings	3,941
Included in other comprehensive income	—
Transfers in and out of Level 3	—
Balance, June 30, 2012	$49,388

13 of 40

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2011 to June 30, 2011:

Trading Securities
Balance, January 1, 2011	$100,645
Purchases	—
Issuances	—
Principal prepayments and settlements	(10,806)
Sales	(34,706)
Total gains or (losses) (realized/unrealized):
Included in earnings	4,920
Included in other comprehensive income	—
Transfers in and out of Level 3	—
Balance, June 30, 2011	$60,053

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At June 30, 2012
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$12,736	$11	$(326)	$12,421
Other mutual funds	28	4	—	32
Debt securities	64,309	4,476	—	68,785
	$77,073	$4,491	$(326)	$81,238

	At December 31, 2011
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$8,243	$48	$(360)	$7,931
Other mutual funds	69	10	—	79
Debt securities	70,604	4,394	—	74,998
	$78,916	$4,452	$(360)	$83,008
Net unrealized holding gains at June 30, 2012 and December 31, 2011 were $2,593 (net of income tax expense of $1,572) and $2,574 (net of income tax expense of $1,518), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.
There were no material gross realized gains or losses from available-for-sale securities during the six months ended June 30, 2012 and 2011. Gains and losses from available-for-sale securities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.
The Company’s debt securities classified as available-for-sale securities are issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SEI Private Trust Company (SPTC) and have maturity dates which range from 2020 to 2041.

14 of 40

Trading Securities
Trading securities of the Company consist of:

	At June 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SIV securities	$139,188	$—	$(91,001)	$48,187
LSV-sponsored mutual funds	2,049	1,816	—	3,865
Other investments	1,215	—	(14)	1,201
	$142,452	$1,816	$(91,015)	$53,253

	At December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SIV securities	$146,363	$—	$(94,955)	$51,408
LSV-sponsored mutual funds	2,049	1,653	—	3,702
Other investments	1,215	—	—	1,215
	$149,627	$1,653	$(94,955)	$56,325
The Company records all of its trading securities on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.
During the six months ended June 30, 2012 and 2011, the Company recognized gains from SIV securities of $3,954 and $4,920, respectively. Of the gains recognized during the six months ended June 30, 2012, $4,463 resulted from cash payments received from the SIV securities offset by losses of $509 which resulted from a decrease in fair value at June 30, 2012. Of the gains recognized during the six months ended June 30, 2011, $6,232 resulted from cash payments received from the SIV securities offset by losses of $1,312 which resulted from a decrease in fair value at June 30, 2011. The net gains from the SIV securities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.
In January 2011, the Company sold the senior note obligation originally issued by Stanfield Victoria. There was no gain or loss recognized by the Company from the sale of the note in 2011 as the fair value of the Stanfield Victoria note at December 31, 2010 was not different than the sale price received.
The Company has an investment related to the startup of mutual funds sponsored by LSV. These are U.S. dollar denominated funds that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The net gains (losses) from the change in fair value of the funds during the three and six months ended June 30, 2012 and 2011 were minimal.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,057 and $20,949 at June 30, 2012 and December 31, 2011, respectively. The net gains (losses) from the change in fair value of the securities during the three and six months ended June 30, 2012 and 2011 were minimal.

Note 7.    Lines of Credit
On February 2, 2012 (the Closing Date), the Company entered into a new five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility became available on the Closing Date and replaced the five-year Credit Agreement with JP Morgan Chase Bank, N.A. The Credit Facility is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 1.25 percent above LIBOR. There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the

15 of 40

Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings through the Credit Facility at June 30, 2012. The Company was in compliance with all covenants of the Credit Facility at June 30, 2012.
The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the three months ended June 30, 2012.

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
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended June 30, 2012 and 2011, respectively, as follows:

	Three Months Ended
	June 30,
	2012	2011
Stock-based compensation expense	$3,865	$3,810
Less: Deferred tax benefit	(1,376)	(1,427)
Stock-based compensation expense, net of tax	$2,489	$2,383
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the six months ended June 30, 2012 and 2011, respectively, as follows:

	Six Months Ended
	June 30,
	2012	2011
Stock-based compensation expense	$7,898	$7,542
Less: Deferred tax benefit	(2,808)	(2,825)
Stock-based compensation expense, net of tax	$5,090	$4,717

16 of 40

As of June 30, 2012, there was approximately $41,397 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized. The Company estimates that compensation cost will be recognized according to the following schedule:

Period	Stock-Based Compensation Expense
Remainder of 2012	$7,639
2013	12,715
2014	12,521
2015	3,850
2016	2,359
2017	2,313
$41,397
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2012 was $4,327. The total options exercisable as of June 30, 2012 had an intrinsic value of $26,977. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 30, 2012 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2012 was $19.89 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of June 30, 2012 was $17.37. Total options that were outstanding and exercisable as of June 30, 2012 were 25,564,000 and 10,712,000, respectively.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 4,098,000 shares at a total cost of $79,879 during the six months ended June 30, 2012. As of June 30, 2012, the Company has $116,397 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Cash Dividend
On May 23, 2012, the Board of Directors declared a cash dividend of $0.15 per share on the Company's common stock, which was paid on June 26, 2012, to shareholders of record on June 18, 2012. Cash dividends declared during the six months ended June 30, 2012 and 2011 were $26,117 and $22,041, respectively.
Noncontrolling Interest
The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2012 to June 30, 2012:

Noncontrolling interest
Balance, January 1, 2012	$16,143
Net income attributable to noncontrolling interest	454
Foreign currency translation adjustments	329
Balance, June 30, 2012	$16,926

17 of 40

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2011 to June 30, 2011:

Noncontrolling interest
Balance, January 1, 2011	$15,155
Net income attributable to noncontrolling interest	822
Foreign currency translation adjustments	925
Balance, June 30, 2011	$16,902

Note 9.    Accumulated Comprehensive Income
Accumulated other comprehensive income, net of tax, consists of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income
Total accumulated comprehensive income at December 31, 2011	$(2,043)	$2,574	$531
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2011	1,369	—	1,369
Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2011	$(674)	$2,574	$1,900

Total comprehensive income for the six months ended June 30, 2012	$547	$19	$566
Less: Total comprehensive income attributable to noncontrolling interest for the six months ended June 30, 2012	(329)	—	(329)
Total comprehensive income attributable to SEI Investments Company for the six months ended June 30, 2012	$218	$19	$237

Total accumulated comprehensive income at June 30, 2012	$(1,496)	$2,593	$1,097
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at June 30, 2012	1,040	—	1,040
Total accumulated comprehensive income attributable to SEI Investments Company at June 30, 2012	$(456)	$2,593	$2,137

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

18 of 40

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2012 and 2011. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended June 30, 2012 and 2011.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2012
Revenues	$88,303	$49,375	$55,895	$46,713	$951	$241,237
Expenses	84,886	29,025	28,740	30,163	3,684	176,498
Operating profit (loss)	$3,417	$20,350	$27,155	$16,550	$(2,733)	$64,739
Operating margin	4%	41%	49%	35%	N/A	27%

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2011
Revenues	$87,873	$49,768	$54,731	$44,452	$936	$237,760
Expenses	86,274	27,734	27,406	29,282	2,920	173,616
Operating profit (loss)	$1,599	$22,034	$27,325	$15,170	$(1,984)	$64,144
Operating margin	2%	44%	50%	34%	N/A	27%
A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 is as follows:

	2012	2011
Total operating profit from segments above	$64,739	$64,144
Corporate overhead expenses	(11,080)	(10,720)
Noncontrolling interest reflected in segments	139	533
Income from operations	$53,798	$53,957

The following tables provide additional information for the three months ended June 30, 2012 and 2011 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2012	2011	2012	2011
Private Banks	$8,180	$6,783	$3,704	$3,962
Investment Advisors	2,805	2,296	492	556
Institutional Investors	636	251	251	268
Investment Managers	1,110	89	492	435
Investments in New Businesses	148	92	490	29
Total from business segments	$12,879	$9,511	$5,429	$5,250
Corporate Overhead	286	(24)	201	141
	$13,165	$9,487	$5,630	$5,391

19 of 40

	Amortization
	2012	2011
Private Banks	$4,794	$4,608
Investment Advisors	1,757	1,551
Institutional Investors	302	196
Investment Managers	201	131
Investments in New Businesses	296	65
Total from business segments	$7,350	$6,551
Corporate Overhead	57	241
	$7,407	$6,792
The following tables highlight certain unaudited financial information about each of the Company’s business segments for the six months ended June 30, 2012 and 2011.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2012
Revenues	$176,291	$98,843	$109,212	$92,924	$1,865	$479,135
Expenses	172,403	58,326	56,840	60,589	7,382	355,540
Operating profit (loss)	$3,888	$40,517	$52,372	$32,335	$(5,517)	$123,595
Operating margin	2%	41%	48%	35%	N/A	26%

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2011
Revenues	$174,582	$97,876	$107,916	$87,893	$1,986	$470,253
Expenses	168,677	54,774	54,359	57,281	6,045	341,136
Operating profit (loss)	$5,905	$43,102	$53,557	$30,612	$(4,059)	$129,117
Operating margin	3%	44%	50%	35%	N/A	27%
A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the six months ended June 30, 2012 and 2011 is as follows:

	2012	2011
Total operating profit from segments above	$123,595	$129,117
Corporate overhead expenses	(22,162)	(21,368)
Noncontrolling interest reflected in segments	454	805
Income from operations	$101,887	$108,554

20 of 40

The following tables provide additional information for the six months ended June 30, 2012 and 2011 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2012	2011	2012	2011
Private Banks	$20,022	$17,813	$7,432	$8,000
Investment Advisors	6,946	6,038	986	1,147
Institutional Investors	1,867	1,132	513	560
Investment Managers	4,163	1,873	968	938
Investments in New Businesses	420	304	824	59
Total from business segments	$33,418	$27,160	$10,723	$10,704
Corporate Overhead	1,140	350	339	298
	$34,558	$27,510	$11,062	$11,002

	Amortization
	2012	2011
Private Banks	$9,479	$8,837
Investment Advisors	3,473	2,969
Institutional Investors	604	363
Investment Managers	402	246
Investments in New Businesses	573	124
Total from business segments	$14,531	$12,539
Corporate Overhead	498	484
	$15,029	$13,023

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at June 30, 2012 and December 31, 2011 was $11,547 and $9,410, respectively, exclusive of interest and penalties, of which $9,974 and $8,320 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2012 and December 31, 2011, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $853 and $634, respectively.

	June 30, 2012	December 31, 2011
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$11,547	$9,410
Interest and penalties on unrecognized benefits	853	634
Total gross uncertain tax positions	$12,400	$10,044
Amount included in Current liabilities	$1,768	$1,768
Amount included in Other long-term liabilities	10,632	8,276
	$12,400	$10,044
The Company’s effective tax rates were 36.6 percent and 34.7 percent for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, the Company's tax rates were 36.9 percent and 36.0 percent, respectively. The 2011 tax rate reflects a benefit for research and development tax credit whereas the 2012 tax rate did not reflect any benefit. Additionally, during the three months ended June 30, 2011, management determined the Company was eligible for the Domestic Production Activities Deduction. The effective rate in the three months ended June 30, 2011 reflects the benefit of this deduction for both 2011 and 2010, whereas the 2012 tax rate only reflects the 2012 benefit.
The Company files income tax returns in the United States on a consolidated basis and in many U.S. state and foreign jurisdictions. The Company is subject to examination of income tax returns by the Internal Revenue Service (IRS) and other domestic and foreign tax authorities. The Company is no longer subject to U.S. federal income tax examination for years before

21 of 40

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

22 of 40

The case filed in Ascension Parish was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The plaintiffs in the remaining two cases in East Baton Rouge have granted SEI an extension to respond to the filings. SEI and SPTC filed exceptions in the putative class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge putative class action; plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. Following the decision by the United States District Court for the Northern District of Texas, the Court in the East Baton Rouge action issued an order staying the proceedings in the East Baton Rouge class action pending the outcome of the appeal of the order and judgment of the United States District Court for the Northern District of Texas. Following the panel opinion of the Court of Appeals on March 19, 2012, the Court in the East Baton Rouge action scheduled a hearing on class certification for September 20, 2012. On July 18, 2012, the Company filed a petition for certiorari in the United States Supreme Court, seeking review of the decision by the United States Court of Appeals for the Eleventh Circuit to permit the claims against SEI to proceed. The Company believes that the trial court correctly concluded that the claims against SEI were barred by the federal Securities Litigation Uniform Standards Act and is requesting that the Supreme Court reinstate that dismissal. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.
Because of the uncertainty of the make-up of the classes, the specific theories of liability that may survive a motion to dismiss, the lack of discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the foregoing lawsuits.

Note 13.    Subsequent Events
On July 31, 2012, the Company, MetLife International Holdings, Inc. (MetLife) and International Finance Corporation (IFC) entered into a definitive agreement with Baring Asset Management Limited to sell all ownership interests in SEI Asset Korea Co., Ltd. (SEI AK). SEI AK is located in South Korea and provides domestic equity and fixed income investment management services to financial institutions and pension funds. Consummation of the acquisition of SEI AK under the definitive agreement is subject to regulatory approvals and other customary closing conditions.
The Company's ownership interest in SEI AK is 56.1 percent as of July 31, 2012. The Company consolidates the assets, liabilities and operations of SEI AK in its Consolidated Financial Statements. The ownership interests in SEI AK for MetLife and IFC is reflected in Noncontrolling interest in the Consolidated Financial Statements. Upon closing of the agreement, the then current cash balance of SEI AK will be distributed to the Company, Metlife and IFC in accordance with the ownership interests.
As of June 30, 2012, SEI AK has total corporate assets of $48,776, of which $42,553 is included in Cash and Cash equivalents on the Consolidated Balance Sheets. All other accounts of SEI AK are not material to any financial statement line item in the Consolidated Financial Statements.
The Company did not provide U.S. deferred taxes on the undistributed earnings of SEI AK since its inception because those earnings were considered to be indefinitely reinvested. As a result of the potential sale of SEI AK, the Company no longer considers undistributed earnings to be indefinitely reinvested and, therefore, must accrue approximately $5,000 for U.S. deferred taxes during the three months ended September 30, 2012 on the cumulative undistributed earnings of SEI AK.
If the requisite regulatory approvals are obtained, the other conditions to closing are satisfied or waived and the transaction is consummated, then the Company expects to recognize a net after tax gain on the sale of its shares of SEI AK depending upon revenue during a pre-closing measurement period and specified revenues during three one-year periods after the closing.

23 of 40

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition at June 30, 2012 and 2011, the consolidated results of operations for the three and six months ended June 30, 2012 and 2011 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management, and investment operations solutions. We help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses, and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of June 30, 2012, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $424.0 billion in mutual fund and pooled or separately managed assets, including $181.7 billion in assets under management and $242.3 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $54.9 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 were:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2012	2011	Change	2012	2011	Change
Revenues	$241,237	$237,760	1%	$479,135	$470,253	2%
Expenses	187,439	183,803	2%	377,248	361,699	4%
Income from operations	53,798	53,957	—%	101,887	108,554	(6)%
Net gain from investments	664	(1,948)	(134)%	3,869	5,330	(27)%
Interest income, net of interest expense	1,327	1,281	4%	2,653	2,621	1%
Equity in earnings from unconsolidated affiliate	22,712	29,530	(23)%	50,042	58,479	(14)%
Income before income taxes	78,501	82,820	(5)%	158,451	174,984	(9)%
Income taxes	28,762	28,707	—%	58,477	62,831	(7)%
Net income	49,739	54,113	(8)%	99,974	112,153	(11)%
Less: Net income attributable to noncontrolling interest	(184)	(510)	(64)%	(454)	(822)	(45)%
Net income attributable to SEI Investments Co.	$49,555	$53,603	(8)%	99,520	$111,331	(11)%
Diluted earnings per common share	$0.28	$0.29	(3)%	$0.56	$0.59	(5)%

24 of 40

In our opinion, the following items had a significant impact on our financial results for the three and six months ended June 30, 2012 and 2011:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients and market appreciation in 2012 despite the market decline in the second quarter. Our average assets under management, excluding LSV, increased $8.5 billion, or seven percent, to $125.4 billion in the first six months of 2012 as compared to $116.9 billion during the first six months of 2011.

•
New business in our Institutional Investors and Investment Managers segments contributed to our growth in revenues. Additionally, asset funding from existing clients for our hedge fund solutions and increased accounts for our separately managed accounts solutions in our Investment Managers segment also served to drive revenue growth.

•
Our proportionate share in the earnings of LSV in the first six months of 2012 was $50.0 million, as compared to $58.5 million in the first six months of 2011, a decrease of 14 percent. Despite the favorable market conditions in late 2011 and first quarter 2012, LSV’s revenues decreased due to the market decline in second quarter 2012 which resulted in a net decline in the value of assets under management. LSV’s average assets under management were $57.6 billion during the first six months of 2012, as compared to $62.6 billion during the first six months of 2011, a decrease of eight percent. Our earnings from LSV were also negatively impacted by a decrease in our ownership percentage from approximately 41.2 percent to approximately 39.8 percent during the second quarter 2012. The reduction in our ownership percentage is described in greater detail under the caption "Equity in earnings of unconsolidated affiliate" later in this discussion.

•
Our operating expenses related to servicing new and existing clients of our Global Wealth Services solution implemented on the Global Wealth Platform increased during the first six months of 2012 as compared to the first six months of 2011 as we continue to build out the operational infrastructure. These increased operational costs, mainly related to personnel, primarily impacted the Private Banks and Investment Advisors segments. The increased operational costs are included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations.

•
Our costs incurred for the development of the Global Wealth Platform, excluding amounts capitalized, have declined during the first six months of 2012 as compared to the first six months of 2011 as we transition our efforts from development to support and maintenance of the platform. These development costs, which are expensed as incurred, are included in Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.

•
Our operating expenses related to our hedge fund and separately managed accounts solutions of our Investment Managers segment increased during the first six months of 2012 as compared to the first six months of 2011. These increased operational costs, mainly related to personnel, resulted from servicing new and existing clients and are also included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations.

•
Sales events, net of client losses, were significantly higher during the first six months of 2012. These sales events resulted in an increase in sales compensation expense of $4.6 million when compared to the first six months of 2011.

•
We recognized gains of $1.1 million and $4.0 million from SIV securities in the three and six months ended June 30, 2012, respectively, as compared to losses of $1.9 million and gains of $4.9 million in the prior year periods.

•	We continued our stock repurchase program during 2012 and purchased 4,098,000 shares at an average price of approximately $19.50 per share in the six month period.

25 of 40

Ending Asset Balances
(In millions)
This table presents ending assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest. These assets are not included in our balance sheets because we do not own them.

	As of June 30,		Percent
	2012	2011	Change
Private Banks:
Equity and fixed income programs	$16,848	$16,720	1%
Collective trust fund programs	335	504	(34)%
Liquidity funds	5,063	4,918	3%
Total assets under management	$22,246	$22,142	—%
Client proprietary assets under administration	10,719	10,994	(3)%
Total assets	$32,965	$33,136	(1)%
Investment Advisors:
Equity and fixed income programs	29,153	28,410	3%
Collective trust fund programs	705	1,499	(53)%
Liquidity funds	1,880	1,651	14%
Total assets under management	$31,738	$31,560	1%
Institutional Investors:
Equity and fixed income programs	55,548	51,180	9%
Collective trust fund programs	415	482	(14)%
Liquidity funds	2,958	3,146	(6)%
Total assets under management	$58,921	$54,808	8%
Investment Managers:
Equity and fixed income programs	61	50	22%
Collective trust fund programs	13,004	10,372	25%
Liquidity funds	226	179	26%
Total assets under management	$13,291	$10,601	25%
Client proprietary assets under administration (A)	231,549	238,432	(3)%
Total assets	$244,840	$249,033	(2)%
Investments in New Businesses:
Equity and fixed income programs	551	558	(1)%
Liquidity funds	30	41	(27)%
Total assets under management	$581	$599	(3)%
LSV:
Equity and fixed income programs	$54,922	$60,626	(9)%
Consolidated:
Equity and fixed income programs	157,083	157,544	—%
Collective trust fund programs	14,459	12,857	12%
Liquidity funds	10,157	9,935	2%
Total assets under management	$181,699	$180,336	1%
Client proprietary assets under administration	242,268	249,426	(3)%
Total assets under management and administration	$423,967	$429,762	(1)%
(A) Client assets under administration in the Investment Managers segment include $38.4 billion and $52.2 billion of assets at June 30, 2012 and 2011, respectively, that require limited services and therefore are at fee levels below our normal full service assets.

26 of 40

Average Asset Balances
(In millions)
This table presents average asset balances of our clients, or of clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest. These assets are not included in our balance sheets because we do not own them.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2012	2011	Change	2012	2011	Change
Private Banks:
Equity and fixed income programs	$16,794	$16,176	4%	$16,955	$15,173	12%
Collective trust fund programs	396	543	(27)%	416	568	(27)%
Liquidity funds	5,115	4,909	4%	5,348	4,984	7%
Total assets under management	$22,305	$21,628	3%	$22,719	$20,725	10%
Client proprietary assets under administration	10,631	11,114	(4)%	10,421	11,018	(5)%
Total assets	$32,936	$32,742	1%	$33,140	$31,743	4%
Investment Advisors:
Equity and fixed income programs	29,103	28,502	2%	28,765	28,172	2%
Collective trust fund programs	984	1,544	(36)%	1,111	1,616	(31)%
Liquidity funds	1,806	1,576	15%	1,911	1,578	21%
Total assets under management	$31,893	$31,622	1%	$31,787	$31,366	1%
Institutional Investors:
Equity and fixed income programs	54,998	51,567	7%	53,634	50,980	5%
Collective trust fund programs	418	554	(25)%	423	581	(27)%
Liquidity funds	3,147	3,515	(10)%	3,456	3,467	—%
Total assets under management	$58,563	$55,636	5%	$57,513	$55,028	5%
Investment Managers:
Equity and fixed income programs	63	38	66%	61	20	205%
Collective trust fund programs	12,991	9,560	36%	12,487	8,924	40%
Liquidity funds	235	165	42%	212	187	13%
Total assets under management	$13,289	$9,763	36%	$12,760	$9,131	40%
Client proprietary assets under administration	229,873	241,423	(5)%	227,210	239,400	(5)%
Total assets	$243,162	$251,186	(3)%	$239,970	$248,531	(3)%
Investments in New Businesses:
Equity and fixed income programs	550	561	(2)%	550	570	(4)%
Liquidity funds	33	42	(21)%	36	52	(31)%
Total assets under management	$583	$603	(3)%	$586	$622	(6)%
LSV:
Equity and fixed income programs	$55,994	$63,000	(11)%	$57,597	$62,606	(8)%
Consolidated:
Equity and fixed income programs	157,502	159,844	(1)%	157,562	157,521	—%
Collective trust fund programs	14,789	12,201	21%	14,437	11,689	24%
Liquidity funds	10,336	10,207	1%	10,963	10,268	7%
Total assets under management	$182,627	$182,252	—%	$182,962	$179,478	2%
Client proprietary assets under administration	240,504	252,537	(5)%	237,631	250,418	(5)%
Total assets under management and administration	$423,131	$434,789	(3)%	$420,593	$429,896	(2)%

27 of 40

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 were as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2012	2011		2012	2011
Private Banks:
Revenues	$88,303	$87,873	—%	$176,291	$174,582	1%
Expenses	84,886	86,274	(2)%	172,403	168,677	2%
Operating Profit	$3,417	$1,599	114%	$3,888	$5,905	(34)%
Operating Margin	4%	2%		2%	3%
Investment Advisors:
Revenues	$49,375	$49,768	(1)%	$98,843	$97,876	1%
Expenses	29,025	27,734	5%	58,326	54,774	6%
Operating Profit	$20,350	$22,034	(8)%	$40,517	$43,102	(6)%
Operating Margin	41%	44%		41%	44%
Institutional Investors:
Revenues	$55,895	$54,731	2%	$109,212	$107,916	1%
Expenses	28,740	27,406	5%	56,840	54,359	5%
Operating Profit	$27,155	$27,325	(1)%	$52,372	$53,557	(2)%
Operating Margin	49%	50%		48%	50%
Investment Managers:
Revenues	$46,713	$44,452	5%	$92,924	$87,893	6%
Expenses	30,163	29,282	3%	60,589	57,281	6%
Operating Profit	$16,550	$15,170	9%	$32,335	$30,612	6%
Operating Margin	35%	34%		35%	35%
Investments in New Businesses:
Revenues	$951	$936	2%	$1,865	$1,986	(6)%
Expenses	3,684	2,920	26%	7,382	6,045	22%
Operating Loss	$(2,733)	$(1,984)	38%	$(5,517)	$(4,059)	36%
Operating Margin	N/A	N/A		N/A	N/A
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

28 of 40

Private Banks

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2012	2011		2012	2011
Revenues:
Information processing and software servicing fees	$56,785	$55,587	2%	$112,537	$111,033	1%
Asset management, administration & distribution fees	25,071	25,311	(1)%	50,180	49,229	2%
Transaction-based and trade execution fees	6,447	6,975	(8)%	13,574	14,320	(5)%
Total revenues	$88,303	$87,873	—%	$176,291	$174,582	1%
Revenues increased slightly in the three and six month periods ended June 30, 2012 and were primarily affected by:

•
Increased investment management fees in the six month period from existing international clients due to higher average assets under management from improved capital markets in late 2011 into the first quarter of 2012; partially offset by

•	Lower recurring investment processing fees due to price reductions provided to existing clients that recontracted for longer periods, client losses and lower transaction volumes.
Operating margins increased to four percent compared to two percent in the three month period. Operating income increased by $1.8 million, or 114 percent, in the three month period and was primarily affected by:

•	An increase in revenues;

•	Lower direct costs associated with third party service providers during the second quarter 2012; partially offset by

•	Increased sales compensation expense due to new business activity; and

•	Increased direct expenses associated with increased investment management fees from existing international clients, mainly distribution fees.
Operating margins decreased to two percent compared to three percent in the six month period. Operating income decreased by $2.0 million, or 34 percent, in the six month period and was primarily affected by:

•	Increased direct expenses associated with increased investment management fees from existing international clients, mainly distribution fees;

•	Increased sales compensation expense due to new business activity;

•	Increased non-capitalized development costs, mainly personnel costs, and amortization expense relating to the Global Wealth Platform; and

•	Increased operational costs, mainly personnel costs, for servicing new and existing Global Wealth Services clients implemented onto the Global Wealth Platform; partially offset by

•	An increase in revenues.
Investment Advisors
Revenues decreased slightly in the three month period and increased slightly in the six month period ended June 30, 2012 and were primarily affected by:

•
Increased investment management fees in the six month period from existing clients due to higher average assets under management caused by improved capital markets in late 2011 and through the first quarter of 2012 and an increase in net cash flows from new and existing advisors; partially offset by

•	Decreased investment management fees in the three month period due to the planned closure of the SEI Stable Asset Fund, a collective trust fund product.

29 of 40

Operating margins decreased to 41 percent compared to 44 percent in both the three and six month periods. Operating income decreased by $1.7 million, or eight percent, in the three month period and $2.6 million, or six percent, in the six month period and was primarily affected by:

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
Institutional Investors
Revenues increased $1.2 million, or two percent, in the three month period and increased $1.3 million, or one percent, in the six month period ended June 30, 2012 and were primarily affected by:

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
Operating margins decreased to 49 percent compared to 50 percent in the three month period and decreased to 48 percent compared to 50 percent in the six month period. Operating income decreased slightly in the three month period and decreased $1.2 million, or two percent, in the six month period and was primarily affected by:

•	Increased sales compensation expense due to new business activity and other personnel costs, mainly salary; and

•	Increased discretionary marketing and promotion expenses; partially offset by

•	An increase in revenues.
Investment Managers
Revenues increased $2.3 million, or five percent, in the three month period and increased $5.0 million, or six percent, in the six month period ended June 30, 2012 and were primarily affected by:

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
Operating margins increased to 35 percent compared to 34 percent in the three month period and remained at 35 percent in the six month period. Operating income increased $1.4 million, or nine percent, in the three month period and increased $1.7 million, or six percent, in the six month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new clients of our hedge fund and separately managed accounts solutions.

Other
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net gain (loss) from investments	$664	$(1,948)	$3,869	$5,330
Interest and dividend income	1,440	1,436	2,927	2,980
Interest expense	(113)	(155)	(274)	(359)
Equity in earnings of unconsolidated affiliate	22,712	29,530	50,042	58,479
Total other income and expense items, net	$24,703	$28,863	$56,564	$66,430

30 of 40

Net gain (loss) from investments
Net gain (loss) from investments consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gains (Losses) from SIV securities	$1,072	$(1,944)	$3,954	$4,920
Net realized and unrealized gains (losses) from marketable securities	(408)	(4)	211	410
Other losses	—	—	(296)	—
Net gain (loss) from investments	$664	$(1,948)	$3,869	$5,330

During the six months ended June 30, 2012, we recognized gains of $4.0 million from SIV securities, of which $4.5 million resulted from cash payments received from the SIV securities offset by losses of $0.5 million which resulted from a decrease in fair value at June 30, 2012.
During the six months ended June 30, 2011, we recognized gains of $4.9 million from SIV securities, of which $6.2 million resulted from cash payments received from the SIV securities offset by losses of $1.3 million which resulted from a decrease in fair value at June 30, 2011. In addition, we sold the senior note obligation originally issued by Stanfield Victoria. There was no gain or loss recognized from the sale of the note as the fair value of the Stanfield Victoria note at December 31, 2010 was not different than the sale price received.
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily and the average yield earned on those balances.
Interest expense
Interest expense primarily includes fees related to our credit facility.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statement of Operations includes our less than 50 percent ownership in LSV. During the six months ended June 30, 2011, our partnership interest in LSV was approximately 41.2 percent. In March 2009, certain partners of LSV, including SEI, agreed to designate a portion of their partnership interest for the purpose of providing an interest in the partnership to a select group of key LSV employees. In April 2012, these contributing partners agreed to provide certain key LSV employees an interest in LSV thereby reducing our interest in LSV to approximately 39.8 percent.
Our proportionate share in the earnings of LSV was $22.7 million in second quarter 2012 as compared to $29.5 million in second quarter 2011, a decrease of 23 percent. Our proportionate share in the earnings of LSV was $50.0 million in the six months ended June 30, 2012 as compared to $58.5 million in the six months ended June 30, 2011, a decrease of 14 percent. The reductions in our earnings from LSV were due to lower assets under management from market depreciation in second quarter 2012 and the decline in our partnership interest. LSV’s average assets under management decreased $5.0 billion to $57.6 billion during the six months ended June 30, 2012 as compared to $62.6 billion during the six months ended June 30, 2011, a decrease of eight percent.
Noncontrolling interest
Noncontrolling interest includes the interest of other shareholders in a joint venture of the Company in an asset management firm located in South Korea.
Income Taxes
Our effective tax rates were 36.6 percent and 34.7 percent for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, our effective tax rates were 36.9 percent and 36.0 percent, respectively. The 2011 tax rate reflects a benefit for research and development tax credit whereas the 2012 tax rate did not reflect any benefit. Additionally, during the three months ended June 30, 2011, we determined SEI was eligible for the Domestic Production Activities Deduction. The effective rate in the three months ended June 30, 2011 reflects the benefit of this deduction for both 2011 and 2010, whereas the 2012 tax rate only reflects the 2012 benefit.

31 of 40

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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$75,113	$92,840
Net cash (used in) provided by investing activities	(28,198)	1,341
Net cash used in financing activities	(120,407)	(148,162)
Net decrease in cash and cash equivalents	(73,492)	(53,981)
Cash and cash equivalents, beginning of period	420,986	496,292
Cash and cash equivalents, end of period	$347,494	$442,311
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At June 30, 2012, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of July 31, 2012, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $227.0 million.
Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. Also, some of our foreign subsidiaries may have excess cash reserves which are considered to be undistributed earnings and indefinitely reinvested. Upon distribution of these earnings, in the form of dividends or otherwise, we would be immediately subject to both U.S. and foreign withholding taxes which would reduce the amount we would ultimately realize. We do not include accounts of our foreign subsidiaries in our calculation of free and immediately accessible cash for other general corporate purposes.
Cash flows from operations decreased $17.7 million in the first six months of 2012 compared to the first six months of 2011 due to the decline in net income and the net change in our working capital accounts, primarily from the change in the balances of receivables.
Cash flows from investing activities decreased $29.5 million in the first six months of 2012 compared to the first six months of 2011. Net cash used in investing activities includes:

•
Purchases, sales and maturities of marketable securities. We had cash outflows of $13.8 million for the purchase of marketable securities in the first six months of 2012 as compared to $36.6 million in the first six months of 2011. Marketable securities purchased in 2012 and 2011 consisted of investments for the start-up of new investment products and investments in short-term U.S. government agency and commercial paper securities by SIDCO.

32 of 40

Purchases of marketable securities in the first six months of 2011 include $20.0 million of short-term U.S. government agency and commercial paper securities to initiate SIDCO’s investment program. We had cash inflows of $22.9 million from sales and maturities of marketable securities in the first six months of 2012 as compared to $60.5 million in the first six months of 2011. Marketable securities sold in 2011 primarily includes the proceeds from the sales of SIV securities. Cash inflows from maturities and prepayments of marketable securities were $22.2 million in the first six months of 2012 as compared to $23.1 million in the first six months of 2011.

•
The capitalization of costs incurred in developing computer software. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality of the platform. We capitalized $18.2 million of software development costs in the first six months of 2012 as compared to $20.5 million in the first six months of 2011. Amounts capitalized in 2012 and 2011 include costs for significant enhancements and upgrades to the platform.

•
Capital expenditures. Our capital expenditures in the first six months of 2012 primarily include purchased software. Our capital expenditures in the first six months of 2011 primarily include equipment for our data center operations.

Cash flows from financing activities increased $27.8 million in the first six months of 2012 compared to the first six months of 2011. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We spent approximately $80.9 million during the first six months of 2012 and $94.1 million during the first six months of 2011 for the repurchase of our common stock.

•
Dividend payments. Cash dividends paid were $52.6 million or $.30 per share in the first six months of 2012 and $22.0 million or $.12 per share in the first six months of 2011. The increase in dividends paid in 2012 was due to the payment date of the December 2010 dividend occurring in the calendar year as compared to the payment date of the dividend declared in December 2011 which occurred in January 2012.

•
Principal payments of our debt. Principal payments in the first six months of 2011 include payments of $55.0 million to reduce the outstanding debt associated with our credit facility. We fully repaid the outstanding balance of our credit facility in 2011 and had no debt during the first six months of 2012.

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for ongoing operations; continued investment in new products and equipment; our common stock repurchase program and future dividend payments.
Subsequent Event
On July 31, 2012, SEI, MetLife International Holdings, Inc. (MetLife) and International Finance Corporation (IFC) entered into a definitive agreement with Baring Asset Management Limited to sell all ownership interests in SEI Asset Korea Co., Ltd. (SEI AK). SEI AK is located in South Korea and provides domestic equity and fixed income investment management services to financial institutions and pension funds. SEI AK manages approximately KRW 7.3 trillion ($6.4 billion) as of June 30, 2012. Consummation of the acquisition of SEI AK under the definitive agreement is subject to regulatory approvals and other customary closing conditions.
Our ownership interest in SEI AK is currently 56.1 percent. We consolidate the assets, liabilities and operations of SEI AK in our Consolidated Financial Statements. The ownership interests in SEI AK for MetLife and IFC is reflected in Noncontrolling interest in our Consolidated Financial Statements. Upon closing of the agreement, the then current cash balance of SEI AK will be distributed to SEI, Metlife and IFC in accordance with the ownership interests.
As of June 30, 2012, SEI AK has total corporate assets of $48.8 million, of which $42.6 million is included in Cash and Cash equivalents on the Consolidated Balance Sheets. All other accounts of SEI AK are not material to any financial statement line item in the Consolidated Financial Statements.
We did not provide U.S. deferred taxes on the undistributed earnings of SEI AK since its inception because we considered those earnings to be indefinitely reinvested. As a result of the potential sale of SEI AK, we no longer consider the undistributed earnings to be indefinitely reinvested and, therefore, will accrue approximately $5.0 million in U.S. deferred taxes on the cumulative undistributed earnings of SEI AK during the third quarter 2012. Due to this transaction, our third quarter 2012 tax rate is expected to be between 41.0 percent and 42.0 percent, reflecting the additional accrued taxes of approximately $5.0 million.
If the requisite regulatory approvals are obtained, the other conditions to closing are satisfied or waived and the transaction is consummated, we expect the net after tax gain on the sale of our shares of SEI AK to range from approximately $8.9 million to $20.6 million depending upon revenue during a pre-closing measurement period and specified revenues during three one-year periods after the closing.

33 of 40

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
SEI is a savings and loan holding company subject to supervision and regulation by the Federal Reserve. SEI is not subject to specific statutory capital requirements. However, SEI is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. In June 2012, the Federal Reserve issued three notices of proposed rulemaking (NPR) which would establish an integrated regulatory capital framework that addresses shortcomings in regulatory capital requirements that became apparent during the recent financial crisis. We are currently evaluating the impact on SEI from these proposed rules; however, we do not anticipate the impact from the application of the proposed rules to have a significant impact on the operations or business of SEI.
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

34 of 40

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

35 of 40

(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

36 of 40

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
The case filed in Ascension Parish was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The plaintiffs in the remaining two cases in East Baton Rouge have granted SEI an extension to respond to the filings. SEI and SPTC filed exceptions in the putative class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge putative class action; plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until

37 of 40

after the hearing on the class certification motion. Following the decision by the United States District Court for the Northern District of Texas, the Court in the East Baton Rouge action issued an order staying the proceedings in the East Baton Rouge class action pending the outcome of the appeal of the order and judgment of the United States District Court for the Northern District of Texas. Following the panel opinion of the Court of Appeals on March 19, 2012, the Court in the East Baton Rouge action scheduled a hearing on class certification for September 20, 2012. On July 18, 2012, the Company filed a petition for certiorari in the United States Supreme Court, seeking review of the decision by the United States Court of Appeals for the Eleventh Circuit to permit the claims against SEI to proceed. The Company believes that the trial court correctly concluded that the claims against SEI were barred by the federal Securities Litigation Uniform Standards Act and is requesting that the Supreme Court reinstate that dismissal. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.
Because of the uncertainty of the make-up of the classes, the specific theories of liability that may survive a motion to dismiss, the lack of discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the foregoing lawsuits.

Item 1A.	Risk Factors
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The description of the risk factor regarding product development risk in our Annual Report on Form 10-K for the year ended December 31, 2011 has been modified to the following:
We are exposed to product development risk. We continually strive to increase revenues and meet our customers' needs by introducing new products and services. As a result, we are subject to product development risk, which may result in loss if we are unable to develop and deliver fully functional products to our target markets that address our clients' needs and that are developed on a timely basis and reflect an attractive value proposition. The majority of our product development risk pertains to our Global Wealth Platform (GWP). GWP is our newest technology that serves both European and U.S. clients. It is designed to drive our entry into the European private bank and wealth services markets and expand our U.S. market opportunity, improve client experience capabilities and strengthen operating efficiencies by providing straight through business processing solutions and transform the front, middle and back office operations that exist today. New product development is primarily for the purpose of enhancing our competitive position in the industry. In the event that we fail to develop products or services at an acceptable cost or on a timely basis or if we fail to deliver functional products and services which are of sound, economic value to our clients and our target markets, or an inability to support the product in a cost-effective manner, we could suffer significant financial loss.
In addition to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011, we are also subject to the following risk factor:
We are subject to financial and non-financial covenants which may restrict our ability to manage liquidity needs. Our $300 million five-year senior unsecured revolving credit facility (Credit Facility) contains financial and non-financial covenants. The non-financial covenants include restrictions on indebtedness, mergers and acquisitions, sale of assets and investments. In the event of default, we have restrictions on paying dividends and repurchasing our common stock. We have one financial covenant, the Leverage Ratio, which restricts the level of indebtedness we can incur to a maximum of 1.75 times earnings before interest, taxes, depreciation and amortization (EBITDA). We believe our primary risk is with the financial covenant if we were to incur significant unexpected losses that would impact the EBITDA calculation. This would increase the Leverage Ratio and restrict the amount we could borrow under the Credit Facility. A restriction on our ability to fully utilize our Credit Facility may negatively affect our operating results, liquidity and financial condition.
There have been no other material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2011.

38 of 40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $2.028 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended June 30, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – 30, 2012	—	$—	—	$58,562,000
May 1 – 31, 2012	975,000	18.71	975,000	140,321,000
June 1 – 30, 2012	1,275,000	18.76	1,275,000	116,397,000
Total	2,250,000	18.74	2,250,000

Item 6.	Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

39 of 40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	August 2, 2012	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

40 of 40