Form 10-Q
period 2012-09-30
SEI INVESTMENTS CO
filed 2012-10-26
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of October 24, 2012 was 172,898,634.

1 of 42

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SEI Investments Company Consolidated Balance Sheets (unaudited) (In thousands)

	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$397,677	$420,986
Restricted cash	6,000	6,000
Receivables from regulated investment companies	29,003	25,800
Receivables, net of allowance for doubtful accounts of $812 and $924 (Note 4)	197,191	142,109
Deferred income taxes	707	1,150
Securities owned (Note 6)	21,081	20,949
Other current assets	18,820	17,957
Total Current Assets	670,479	634,951
Property and Equipment, net of accumulated depreciation of $195,670 and $182,453 (Note 4)	131,889	129,548
Capitalized Software, net of accumulated amortization of $141,957 and $117,100	310,168	309,133
Investments Available for Sale (Note 6)	78,407	83,008
Trading Securities (Note 6)	54,315	56,325
Investment in Unconsolidated Affiliate (Note 2)	63,618	60,954
Other Assets, net	23,528	20,640
Total Assets	$1,332,404	$1,294,559
The accompanying notes are an integral part of these consolidated financial statements.

2 of 42

SEI Investments Company Consolidated Balance Sheets (unaudited) (In thousands, except par value)

	September 30, 2012	December 31, 2011
Liabilities and Equity
Current Liabilities:
Accounts payable	$3,567	$1,999
Accrued liabilities (Note 4)	121,849	147,044
Deferred revenue	1,119	2,030
Total Current Liabilities	126,535	151,073
Deferred Income Taxes	95,713	93,751
Other Long-term Liabilities (Note 11)	11,079	8,276
Total Liabilities	233,327	253,100
Commitments and Contingencies (Note 12)
Equity:
SEI Investments shareholders’ equity:
Common stock, $.01 par value, 750,000 shares authorized; 172,868 and 176,506 shares issued and outstanding	1,729	1,765
Capital in excess of par value	604,963	577,949
Retained earnings	468,919	443,702
Accumulated other comprehensive income, net	5,693	1,900
Total SEI Investments shareholders’ equity	1,081,304	1,025,316
Noncontrolling interest	17,773	16,143
Total Equity	1,099,077	1,041,459
Total Liabilities and Equity	$1,332,404	$1,294,559
The accompanying notes are an integral part of these consolidated financial statements.

3 of 42

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Asset management, administration and distribution fees	$183,083	$167,827	$532,650	$507,662
Information processing and software servicing fees	60,901	55,676	174,355	167,535
Transaction-based and trade execution fees	7,768	9,724	23,882	28,283
Total revenues	251,752	233,227	730,887	703,480
Expenses:
Subadvisory, distribution and other asset management costs	26,538	24,613	80,889	77,213
Software royalties and other information processing costs	6,185	6,703	17,890	20,908
Brokerage commissions	5,542	7,026	17,483	20,206
Compensation, benefits and other personnel	85,781	71,198	244,855	214,836
Stock-based compensation	3,879	3,424	11,777	10,966
Consulting, outsourcing and professional fees	27,314	30,183	80,598	85,579
Data processing and computer related	11,749	12,316	34,873	35,229
Facilities, supplies and other costs	15,129	14,274	44,909	42,474
Amortization	10,384	7,008	25,413	20,031
Depreciation	5,761	5,346	16,823	16,348
Total expenses	198,262	182,091	575,510	543,790
Income from operations	53,490	51,136	155,377	159,690
Net gain (loss) from investments	3,708	(1,418)	7,577	3,912
Interest and dividend income	1,490	1,400	4,417	4,380
Interest expense	(115)	(126)	(389)	(485)
Equity in earnings of unconsolidated affiliate	24,928	23,908	74,970	82,387
Net income before income taxes	83,501	74,900	241,952	249,884
Income taxes	32,415	25,256	90,892	88,087
Net income	51,086	49,644	151,060	161,797
Less: Net income attributable to the noncontrolling interest	(343)	(412)	(797)	(1,234)
Net income attributable to SEI Investments Company	$50,743	$49,232	$150,263	$160,563
Basic earnings per common share	$0.29	$0.27	$0.86	$0.87
Shares used to compute basic earnings per share	173,429	181,718	174,869	184,030
Diluted earnings per common share	$0.29	$0.27	$0.85	$0.86
Shares used to compute diluted earnings per share	175,369	182,580	176,317	186,032
Dividends declared per common share	$—	$—	$0.15	$0.12
The accompanying notes are an integral part of these consolidated financial statements.

4 of 42

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Net income		$51,086		$49,644		$151,060		$161,797
Other comprehensive income, net of tax:
Foreign currency translation adjustments		3,464		(9,179)		4,011		(4,884)
Unrealized holding gain on investments:
Unrealized holding gains during the period, net of income taxes of $230, $442, $307 and $678	586		507		642		1,153
Less: reclassification adjustment for losses (gains) realized in net income, net of income taxes of $4, $(4), $(19) and $(79)	10	596	(7)	500	(27)	615	(138)	1,015
Total other comprehensive income, net of tax		4,060		(8,679)		4,626		(3,869)
Comprehensive income		$55,146		$40,965		$155,686		$157,928
Comprehensive (income) loss attributable to the noncontrolling interest		(847)		1,612		(1,630)		(135)
Comprehensive income attributable to SEI Investments Company		$54,299		$42,577		$154,056		$157,793
The accompanying notes are an integral part of these consolidated financial statements.

5 of 42

SEI Investments Company
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$151,060	$161,797
Adjustments to reconcile net income to net cash provided by operating activities	(5,161)	13,739
Net cash provided by operating activities	145,899	175,536
Cash flows from investing activities:
Additions to property and equipment	(21,651)	(10,744)
Additions to capitalized software	(25,894)	(30,556)
Purchases of marketable securities	(22,505)	(47,463)
Prepayments and maturities of marketable securities	36,938	38,625
Sales of marketable securities	910	37,581
Purchases of other investments	(2,568)	(7,500)
Sales of other investments	—	4,906
Net cash used in investing activities	(34,770)	(15,151)
Cash flows from financing activities:
Payments on long-term debt	—	(75,000)
Purchase and retirement of common stock	(111,593)	(154,753)
Proceeds from issuance of common stock	30,624	22,499
Tax benefit on stock options exercised	(834)	1,483
Payment of dividends	(52,635)	(22,041)
Net cash used in financing activities	(134,438)	(227,812)
Net decrease in cash and cash equivalents	(23,309)	(67,427)
Cash and cash equivalents, beginning of period	420,986	496,292
Cash and cash equivalents, end of period	$397,677	$428,865
The accompanying notes are an integral part of these consolidated financial statements.

6 of 42

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2012, the results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine month periods ended September 30, 2012 and 2011. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
There have been no significant changes in significant accounting policies during the nine months ended September 30, 2012 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
Cash and Cash Equivalents
Cash and cash equivalents includes $238,218 and $281,760 at September 30, 2012 and December 31, 2011, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.
Restricted Cash
Restricted cash includes $5,000 at September 30, 2012 and December 31, 2011 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $1,000 at September 30, 2012 and December 31, 2011 segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
Capitalized Software
The Company capitalized $25,894 and $30,556 of software development costs during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 9.7 years. Amortization expense related to capitalized software was $24,858 and $19,299 during the nine months ended September 30, 2012 and 2011, respectively.

7 of 42

Software development costs capitalized during the nine months ended September 30, 2012 and 2011 relates to the continued development of the Global Wealth Platform (GWP). As of September 30, 2012, the net book value of GWP was $292,620, net of accumulated amortization of $112,268. Capitalized software development costs in-progress at September 30, 2012 associated with future releases to GWP were $17,007. GWP has an estimated useful life of 15 years and a weighted average remaining life of 9.7 years. Amortization expense for GWP was $24,506 and $18,873 during the nine months ended September 30, 2012 and 2011, respectively. During the three months ended September 30, 2012, the Company decided to discontinue the use of specific functionality within GWP by the end of the September 2012 and expensed the remaining net book value of $2,661 related to previously capitalized software development costs of the component. This cost is included in total amortization expense during the nine months ended September 30, 2012.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended September 30, 2012 and 2011 are:

	For the Three Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$50,743	173,429	$0.29
Dilutive effect of stock options	—	1,940
Diluted earnings per common share	$50,743	175,369	$0.29

	For the Three Months Ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$49,232	181,718	$0.27
Dilutive effect of stock options	—	862
Diluted earnings per common share	$49,232	182,580	$0.27
Employee stock options to purchase 9,552,000 and 16,290,000 shares of common stock, with an average exercise price of $26.51 and $23.66, were outstanding during the three months ended September 30, 2012 and 2011, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.
The calculations of basic and diluted earnings per share for the nine months ended September 30, 2012 and 2011 are:

	For the Nine Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$150,263	174,869	$0.86
Dilutive effect of stock options	—	1,448
Diluted earnings per common share	$150,263	176,317	$0.85

	For the Nine Months Ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$160,563	184,030	$0.87
Dilutive effect of stock options	—	2,002
Diluted earnings per common share	$160,563	186,032	$0.86
Employee stock options to purchase 13,908,000 and 13,273,000 shares of common stock, with an average exercise price of $23.40 and $24.72, were outstanding during the nine months ended September 30, 2012 and 2011, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

8 of 42

Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2012	2011
Net income	$151,060	$161,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,823	16,348
Amortization	25,413	20,031
Equity in earnings of unconsolidated affiliate	(74,970)	(82,387)
Distributions received from unconsolidated affiliate	72,306	78,550
Stock-based compensation	11,777	10,966
Provision for losses on receivables	(112)	(98)
Deferred income tax expense	2,117	(1,834)
Net realized gains from investments	(7,577)	(3,912)
Change in other long-term liabilities	2,803	5,527
Change in other assets	(1,063)	(13)
Other	4,759	(4,471)
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	(3,203)	1,789
Receivables	(54,995)	(8,703)
Other current assets	(863)	(1,276)
Increase (decrease) in
Accounts payable	1,568	2,322
Accrued liabilities	967	(18,601)
Deferred revenue	(911)	(499)
Total adjustments	(5,161)	13,739
Net cash provided by operating activities	$145,899	$175,536

Note 2.	Investment in Unconsolidated Affiliate
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
In March 2009, certain partners (the Contributing partners) of LSV, including the Company, designated a portion of their partnership interest for the purpose of providing an interest in the partnership to a select group of key employees. Until such time an interest in the partnership is issued to a key employee, all profits, losses, distributions and other rights and obligations relating to such unissued interests remains with the Contributing partners. Each issuance must be authorized by unanimous vote of all Contributing partners. In April 2012, the Contributing partners agreed to provide certain key employees an interest in LSV, thereby reducing the Company’s interest in LSV from approximately 41.2 percent to approximately 39.8 percent.
At September 30, 2012, the Company’s total investment in LSV was $63,618. The investment in LSV exceeded the underlying equity in the net assets of LSV by $3,390, of which $3,062 is considered goodwill embedded in the investment. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV for $72,306 and $78,550 in the nine months ended September 30, 2012 and 2011, respectively.

9 of 42

The Company’s proportionate share in the earnings of LSV was $24,928 and $23,908 during the three months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, the Company's proportionate share in the earnings of LSV was $74,970 and $82,387, respectively.
The following table contains the condensed statements of operations of LSV for the three months ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012	2011
Revenues	$74,163	$67,230
Net income	62,946	58,358
The following table contains the condensed statements of operations of LSV for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
	2012	2011
Revenues	$220,817	$228,380
Net income	186,991	200,322
Guaranty Agreements
In April 2011, LSV Employee Group II, LLC agreed to purchase a partnership interest of an existing LSV employee for $4,300, of which $3,655 was financed through a term loan with Bank of America, N.A. (Bank of America). The Company provided an unsecured guaranty to the lenders of all the obligations of LSV Employee Group II, LLC. The lenders have the right to seek payment from the Company in the event of a default by LSV Employee Group II, LLC. The term loan has a four year term and will be repaid from the quarterly distributions of LSV. LSV Employee Group II made principal payments of $740 during the nine months ended September 30, 2012. As of September 30, 2012, the remaining unpaid principal balance of the term loan was $2,457. This amount is not reflected, nor is it required to be reflected, in the Company’s Consolidated Balance Sheet at September 30, 2012. LSV Employee Group II made a principal payment of $318 in October 2012. As of October 24, 2012, the remaining unpaid principal balance of the term loan was $2,139.
In October 2012, a group of existing employees of LSV agreed to purchase a portion of the partnership interest of three existing LSV employees for $77,700, of which $69,930 was financed through two syndicated term loan facilities contained in a credit agreement with The PrivateBank and Trust Company. The group of existing LSV employees will form a new limited liability company called LSV Employee Group III which will own the purchased partnership interest. The Company provided an unsecured guaranty for $45,000 of the obligations of LSV Employee Group III to the lenders through a guaranty agreement. LSV agreed to provide an unsecured guaranty for $24,930 of the obligations of LSV Employee Group III to the lenders through a separate guaranty agreement. The loan facility guaranteed by LSV has a three year term and will be repaid from the quarterly distributions of LSV.
With regard to the loan facility guaranteed by the Company, the lenders will have the right to seek payment from the Company in the event of a default by LSV Employee Group III. The loan facility has a five year term and will be repaid from the quarterly distributions of LSV. No principal payments will be made by LSV Employee Group III on the loan facility guaranteed by the Company until the separate loan facility guaranteed by LSV is fully repaid.
As of October 24, 2012, the Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loans of LSV Employee Group II or LSV Employee Group III and, furthermore, fully expects that LSV Employee Group II and LSV Employee Group III will meet all of their future obligations regarding their respective term loans.
The Company’s direct interest in LSV was not impacted by either transaction involving the guaranty agreements. The Company has determined that LSV Employee Group II and LSV Employee Group III are variable interest entities (VIEs); however, the Company is not considered the primary beneficiary in either case because it does not have the power to direct the activities that most significantly impact the economic performance of the entities either directly or through any financial responsibility from the guaranty agreements.

10 of 42

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

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2012	December 31, 2011
Trade receivables	$56,504	$37,822
Fees earned, not billed	124,516	92,916
Other receivables	16,983	12,295
	198,003	143,033
Less: Allowance for doubtful accounts	(812)	(924)
	$197,191	$142,109
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

11 of 42

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2012	December 31, 2011
Buildings	$137,597	$136,949
Equipment	65,359	64,256
Land	9,929	9,929
Purchased software	91,110	77,971
Furniture and fixtures	18,417	17,999
Leasehold improvements	5,039	4,558
Construction in progress	108	339
	327,559	312,001
Less: Accumulated depreciation	(195,670)	(182,453)
Property and Equipment, net	$131,889	$129,548
The Company recognized $16,823 and $16,348 in depreciation expense related to property and equipment for the nine months ended September 30, 2012 and 2011, respectively.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2012	December 31, 2011
Accrued employee compensation	$50,302	$48,112
Accrued employee benefits and other personnel	7,274	5,408
Accrued consulting, outsourcing and professional fees	14,382	17,477
Accrued brokerage fees	6,822	8,665
Accrued sub-advisory, distribution and other asset management fees	18,005	17,091
Accrued dividend payable	—	26,518
Other accrued liabilities	25,064	23,773
Total accrued liabilities	$121,849	$147,044

Note 5.    Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in equity and fixed-income mutual funds that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed pass-through certificates, Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes and investment grade commercial paper. The Company's Level 2 financial assets, with the exception of the GNMA securities, were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The GNMA mortgage-backed pass-through certificates were purchased for the sole purpose of satisfying specific regulatory requirements imposed on our wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC). As a result, the Company's Level 2 financial assets are limited to only these types of fixed income securities. The Company's Level 3 financial assets primarily consist of senior note obligations issued by SIVs. The Company had no Level 3 financial liabilities at September 30, 2012 or December 31, 2011. There were no transfers of financial assets between levels within the fair value hierarchy during the nine months ended September 30, 2012.
Valuation of GNMA, Other U.S. Government Agency Securities and Investment Grade Commercial Paper
All of the Company's investments in GNMA, other U.S. government agency securities and investment grade commercial paper are held in accounts at well-established financial institutions. The Company's selection of a financial institution for the purpose of purchasing securities considered a number of various factors including, but not limited to, securities pricing policies and procedures utilized by that financial institution. Each financial institution utilizes the services of independent pricing vendors. These vendors utilize evaluated and industry accepted pricing models that vary by asset class and incorporate available trade, bid and other market information to determine the fair value of the securities. The market inputs normally used for evaluations of securities, listed in approximate order of priority, include: benchmark yields, reported trade, broker/dealer

12 of 42

quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Management evaluated the information regarding the pricing methodologies and processes utilized by the independent pricing vendors during the selection process of the financial institution. Management analyzed this information for the purpose of classifying the securities into the appropriate level within the fair value hierarchy and to also ensure that each pricing model for each asset class provided the fair value of those specific securities in accordance with generally accepted accounting principles. Management's due diligence of the independent pricing vendor's models and inputs primarily included a discussion with the pricing vendors and comparisons of prices with other pricing vendors and prices of similar assets. Subsequent to the purchase of the securities, management continually monitors the price of each security for any unanticipated deviations from the previously quoted price or deviations from anticipated changes in a security's price based upon an assessment of market factors and other factors relative to a specific issue expected to affect a security's price. In the event a security price changed in excess of management's pre-established tolerance levels, additional analysis is conducted which may include the comparison of the security's price as determined by other independent pricing vendors. The Company's investments in GNMA, other U.S. government agency securities and investment grade commercial paper have been recorded at the prices provided by the independent pricing vendor without adjustment.
Valuation of SIV Securities
The underlying collateral of the SIV securities is mainly comprised of asset-backed securities and collateralized debt obligations. The Company utilizes the services of an independent firm that specializes in securities valuations to assist in determining the fair value of the SIV security owned. The Company's selection of the independent valuation firm was based upon a review of their modeling techniques and assumptions utilized within their models for each asset class rather than at a specific security level. Management also considered the reputation of the valuation firm and their expertise associated with SIV securities and other types of illiquid securities. Finally, management confirmed prior to selection of the valuation firm that the estimated fair value conformed to generally accepted accounting principles. On a quarterly basis, management evaluates a detailed description of the modeling techniques and types of inputs used for each major asset class which is reviewed to ensure consistent application since the initial selection of the valuation firm. Additionally, management receives the estimated fair value of each individual security that comprises the underlying collateral which is compared to the previous quarter's estimated fair value to identify and discuss significant fluctuations with the valuation firm.
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
In the event a market transaction does exist for a SIV security, management evaluates the publicly available information surrounding the transaction in order to assess if the price used represents the fair value for the SIV security. In October 2012, management evaluated a transaction involving the senior notes issued by Gryphon and concluded the fair value of the SIV security owned is fairly represented at September 30, 2012. In management’s opinion, the current market for the SIV security does not represent any orderly and efficient market.

13 of 42

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At September 30, 2012
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$13,028	$13,028	$—	$—
Fixed income available-for-sale securities	65,379	—	65,379	—
Fixed income securities owned	21,081	—	21,081	—
Trading securities	54,315	4,222	—	50,093
	$153,803	$17,250	$86,460	$50,093

	At December 31, 2011
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$8,010	$8,010	$—	$—
Fixed income available-for-sale securities	74,998	—	74,998	—
Fixed income securities owned	20,949	—	20,949	—
Trading securities	56,325	3,702	—	52,623
	$160,282	$11,712	$95,947	$52,623

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2012 to September 30, 2012:

Trading Securities
Balance, January 1, 2012	$52,623
Purchases	—
Issuances	—
Principal prepayments and settlements	(9,833)
Sales	—
Total gains or (losses) (realized/unrealized):
Included in earnings	7,303
Included in other comprehensive income	—
Transfers in and out of Level 3	—
Balance, September 30, 2012	$50,093

14 of 42

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2011 to September 30, 2011:

Trading Securities
Balance, January 1, 2011	$100,645
Purchases	—
Issuances	—
Principal prepayments and settlements	(14,434)
Sales	(34,706)
Total gains or (losses) (realized/unrealized):
Included in earnings	4,128
Included in other comprehensive income	—
Transfers in and out of Level 3	—
Balance, September 30, 2011	$55,633

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At September 30, 2012
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$12,852	$185	$(19)	$13,018
Other mutual funds	10	—	—	10
Debt securities	60,550	4,829	—	65,379
	$73,412	$5,014	$(19)	$78,407

	At December 31, 2011
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$8,243	$48	$(360)	$7,931
Other mutual funds	69	10	—	79
Debt securities	70,604	4,394	—	74,998
	$78,916	$4,452	$(360)	$83,008
Net unrealized holding gains at September 30, 2012 and December 31, 2011 were $3,189 (net of income tax expense of $1,806) and $2,574 (net of income tax expense of $1,518), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.
There were no material gross realized gains or losses from available-for-sale securities during the nine months ended September 30, 2012 and 2011. Gains and losses from available-for-sale securities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.
The Company’s debt securities classified as available-for-sale securities are issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SPTC and have maturity dates which range from 2020 to 2041.

15 of 42

Trading Securities
Trading securities of the Company consist of:

	At September 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SIV securities	$136,531	$—	$(87,612)	$48,919
LSV-sponsored mutual funds	2,049	2,173	—	4,222
Other investments	1,215	—	(41)	1,174
	$139,795	$2,173	$(87,653)	$54,315

	At December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SIV securities	$146,363	$—	$(94,955)	$51,408
LSV-sponsored mutual funds	2,049	1,653	—	3,702
Other investments	1,215	—	—	1,215
	$149,627	$1,653	$(94,955)	$56,325
The Company records all of its trading securities on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.
During the nine months ended September 30, 2012 and 2011, the Company recognized gains from SIV securities of $7,343 and $4,128, respectively. Of the gains recognized during the nine months ended September 30, 2012, $6,201 resulted from cash payments received from the SIV securities and $1,142 was from an increase in fair value at September 30, 2012. Of the gains recognized during the nine months ended September 30, 2011, $8,430 resulted from cash payments received from the SIV securities offset by losses of $4,302 which resulted from a decrease in fair value at September 30, 2011. The net gains from the SIV securities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.
In January 2011, the Company sold the senior note obligation originally issued by Stanfield Victoria. There was no gain or loss recognized by the Company from the sale of the note in 2011 as the fair value of the Stanfield Victoria note at December 31, 2010 was not different than the sale price received.
The Company has an investment related to the startup of mutual funds sponsored by LSV. These are U.S. dollar denominated funds that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. There were no material net gains (losses) from the change in fair value of the funds during the three and nine months ended September 30, 2012 and 2011.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,081 and $20,949 at September 30, 2012 and December 31, 2011, respectively. There were no material net gains (losses) from the change in fair value of the securities during the three and nine months ended September 30, 2012 and 2011.

Note 7.    Lines of Credit
On February 2, 2012 (the Closing Date), the Company entered into a new five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility became available on the Closing Date and replaced the five-year Credit Agreement with JP Morgan Chase Bank, N.A. The Credit Facility is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 1.25 percent above LIBOR. There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit

16 of 42

Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings through the Credit Facility at September 30, 2012. The Company was in compliance with all covenants of the Credit Facility at September 30, 2012.
The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the three months ended September 30, 2012.

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
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended September 30, 2012 and 2011, respectively, as follows:

	Three Months Ended
	September 30,
	2012	2011
Stock-based compensation expense	$3,879	$3,424
Less: Deferred tax benefit	(1,573)	(1,289)
Stock-based compensation expense, net of tax	$2,306	$2,135
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the nine months ended September 30, 2012 and 2011, respectively, as follows:

	Nine Months Ended
	September 30,
	2012	2011
Stock-based compensation expense	$11,777	$10,966
Less: Deferred tax benefit	(4,381)	(4,114)
Stock-based compensation expense, net of tax	$7,396	$6,852
As of September 30, 2012, there was approximately $37,649 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized.

17 of 42

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2012 was $10,955. The total options exercisable as of September 30, 2012 had an intrinsic value of $37,152. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2012 and the exercise price of the shares. The market value of the Company’s common stock as of September 30, 2012 was $21.44 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of September 30, 2012 was $17.57. Total options that were outstanding and exercisable as of September 30, 2012 were 24,428,000 and 9,602,000, respectively.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 5,648,000 shares at a total cost of $113,518 during the nine months ended September 30, 2012. As of September 30, 2012, the Company has $82,758 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 23, 2012, the Board of Directors declared a cash dividend of $0.15 per share on the Company's common stock, which was paid on June 26, 2012, to shareholders of record on June 18, 2012. Cash dividends declared during the nine months ended September 30, 2012 and 2011 were $26,117 and $22,041, respectively.
Noncontrolling Interest
The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2012 to September 30, 2012:

Noncontrolling interest
Balance, January 1, 2012	$16,143
Net income attributable to noncontrolling interest	797
Foreign currency translation adjustments	833
Balance, September 30, 2012	$17,773
The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2011 to September 30, 2011:

Noncontrolling interest
Balance, January 1, 2011	$15,155
Net income attributable to noncontrolling interest	1,234
Foreign currency translation adjustments	(1,099)
Balance, September 30, 2011	$15,290

18 of 42

Note 9.    Accumulated Comprehensive Income
Accumulated other comprehensive income, net of tax, consists of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income
Total accumulated comprehensive income at December 31, 2011	$(2,043)	$2,574	$531
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2011	1,369	—	1,369
Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2011	$(674)	$2,574	$1,900

Total comprehensive income for the nine months ended September 30, 2012	$4,011	$615	$4,626
Less: Total comprehensive income attributable to noncontrolling interest for the nine months ended September 30, 2012	(833)	—	(833)
Total comprehensive income attributable to SEI Investments Company for the nine months ended September 30, 2012	$3,178	$615	$3,793

Total accumulated comprehensive income at September 30, 2012	$1,968	$3,189	$5,157
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at September 30, 2012	536	—	536
Total accumulated comprehensive income attributable to SEI Investments Company at September 30, 2012	$2,504	$3,189	$5,693

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2012 and 2011. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

19 of 42

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended September 30, 2012 and 2011.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2012
Revenues	$92,076	$51,384	$58,081	$49,311	$900	$251,752
Expenses	91,209	30,114	29,654	32,122	3,698	186,797
Operating profit (loss)	$867	$21,270	$28,427	$17,189	$(2,798)	$64,955
Operating margin	1%	41%	49%	35%	N/A	26%

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2011
Revenues	$87,697	$46,798	$52,216	$45,585	$931	$233,227
Expenses	85,893	28,051	25,524	29,412	2,429	171,309
Operating profit (loss)	$1,804	$18,747	$26,692	$16,173	$(1,498)	$61,918
Operating margin	2%	40%	51%	35%	N/A	27%
A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011 is as follows:

	2012	2011
Total operating profit from segments above	$64,955	$61,918
Corporate overhead expenses	(11,668)	(11,155)
Noncontrolling interest reflected in segments	203	373
Income from operations	$53,490	$51,136

The following tables provide additional information for the three months ended September 30, 2012 and 2011 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2012	2011	2012	2011
Private Banks	$8,248	$9,219	$3,911	$3,913
Investment Advisors	2,797	3,146	503	552
Institutional Investors	647	508	252	276
Investment Managers	927	671	500	441
Investments in New Businesses	140	146	449	24
Total from business segments	$12,759	$13,690	$5,615	$5,206
Corporate Overhead	228	100	146	140
	$12,987	$13,790	$5,761	$5,346

20 of 42

	Amortization
	2012	2011
Private Banks	$7,660	$4,762
Investment Advisors	1,832	1,604
Institutional Investors	302	200
Investment Managers	201	133
Investments in New Businesses	332	67
Total from business segments	$10,327	$6,766
Corporate Overhead	57	242
	$10,384	$7,008
The following tables highlight certain unaudited financial information about each of the Company’s business segments for the nine months ended September 30, 2012 and 2011.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2012
Revenues	$268,367	$150,227	$167,293	$142,235	$2,765	$730,887
Expenses	263,612	88,440	86,494	92,711	11,080	542,337
Operating profit (loss)	$4,755	$61,787	$80,799	$49,524	$(8,315)	$188,550
Operating margin	2%	41%	48%	35%	N/A	26%

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2011
Revenues	$262,279	$144,674	$160,132	$133,478	$2,917	$703,480
Expenses	254,570	82,825	79,883	86,693	8,474	512,445
Operating profit (loss)	$7,709	$61,849	$80,249	$46,785	$(5,557)	$191,035
Operating margin	3%	43%	50%	35%	N/A	27%
A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine months ended September 30, 2012 and 2011 is as follows:

	2012	2011
Total operating profit from segments above	$188,550	$191,035
Corporate overhead expenses	(33,830)	(32,523)
Noncontrolling interest reflected in segments	657	1,178
Income from operations	$155,377	$159,690

21 of 42

The following tables provide additional information for the nine months ended September 30, 2012 and 2011 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2012	2011	2012	2011
Private Banks	$28,270	$27,032	$11,343	$11,913
Investment Advisors	9,743	9,184	1,489	1,699
Institutional Investors	2,514	1,640	765	836
Investment Managers	5,090	2,544	1,468	1,379
Investments in New Businesses	560	450	1,273	83
Total from business segments	$46,177	$40,850	$16,338	$15,910
Corporate Overhead	1,368	450	485	438
	$47,545	$41,300	$16,823	$16,348

	Amortization
	2012	2011
Private Banks	$17,139	$13,599
Investment Advisors	5,305	4,573
Institutional Investors	906	563
Investment Managers	603	379
Investments in New Businesses	905	191
Total from business segments	$24,858	$19,305
Corporate Overhead	555	726
	$25,413	$20,031

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at September 30, 2012 and December 31, 2011 was $11,186 and $9,410, respectively, exclusive of interest and penalties, of which $9,525 and $8,320 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2012 and December 31, 2011, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $850 and $634, respectively.

	September 30, 2012	December 31, 2011
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$11,186	$9,410
Interest and penalties on unrecognized benefits	850	634
Total gross uncertain tax positions	$12,036	$10,044
Amount included in Current liabilities	$957	$1,768
Amount included in Other long-term liabilities	11,079	8,276
	$12,036	$10,044
The Company’s effective tax rates were 39.0 percent and 33.8 percent for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, the Company's tax rates were 37.6 percent and 35.3 percent, respectively. The 2012 tax rates include the U.S. deferred taxes on the undistributed earnings of SEI Asset Korea Co., Ltd. (SEI AK). As a result of the sale of SEI AK, the Company no longer considers undistributed earnings of SEI AK to be indefinitely reinvested and therefore accrued U.S deferred taxes on the cumulative undistributed earnings (See Note 13). The increase in the Company's 2012 tax rates was partially offset by state tax planning. The 2011 tax rates reflect a benefit for research and development tax credit whereas the 2012 tax rates did not reflect any benefit. Additionally, during the three months ended September 30, 2011, the Company amended prior federal income tax returns to reflect the Domestic Production Activities Deduction. The effective rate in the three months ended September 30, 2011 reflects the benefit of this deduction for both 2008 and 2009, whereas the 2012 tax rate only reflects the 2012 benefit. The effective rate for the nine months ended

22 of 42

September 30, 2011 reflects the benefit of the Domestic Production Activities Deduction for 2008 through 2011, whereas the 2012 effective rate only reflects the benefit for 2012.
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
The Company estimates it will recognize $957 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 12.    Commitments and Contingencies
In the normal course of business, the Company is party to various claims and legal proceedings.
One of SEI’s principal subsidiaries, SIDCO, has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC. The first complaint was filed on August 5, 2009. To date, the Complaints have been filed in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland. The three complaints filed in the District of Maryland have been voluntarily dismissed by the plaintiffs. Two of them were subsequently re-filed in the Southern District of New York. Two of the complaints filed in the Southern District of New York have also been voluntarily dismissed by plaintiffs. The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; ProShares Trust II, SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed adequately to describe the nature and risks of the investments. The Complaints allege that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. The Complaints seek unspecified compensatory and other damages, reasonable costs and other relief. Defendants have moved to consolidate the complaints, which motion has been granted. The Court appointed lead plaintiff on July 13, 2010, and an amended consolidated class action complaint was filed on September 25, 2010 asserting substantially the same claims. This complaint subsequently was further amended by the plaintiffs. Defendants moved to dismiss the amended complaint and on September 7, 2012, the District Court for the Southern District of New York issued an opinion dismissing with prejudice the plaintiffs' amended complaint. On October 3, 2012, plaintiffs filed with the Second Circuit Court of Appeals a notice of appeal of the District Court's decision. While the outcome of this litigation is uncertain given its early phase, SEI believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.
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

23 of 42

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
The case filed in Ascension Parish was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The plaintiffs in the remaining two cases in East Baton Rouge have granted SEI an extension to respond to the filings. SEI and SPTC filed exceptions in the putative class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge putative class action; plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. Following the decision by the United States District Court for the Northern District of Texas, the Court in the East Baton Rouge action issued an order staying the proceedings in the East Baton Rouge class action pending the outcome of the appeal of the order and judgment of the United States District Court for the Northern District of Texas. Following the panel opinion of the Court of Appeals on March 19, 2012, the Court in the East Baton Rouge action held a hearing on class certification on September 20, 2012. The Court in the East Baton Rouge action has not yet issued its decision on the class certification motion. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.
Because of the uncertainty of the make-up of the classes, the specific theories of liability that may survive a motion to dismiss, the lack of discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the foregoing lawsuits.

Note 13.    Sale of SEI Asset Korea
On July 31, 2012, the Company, MetLife International Holdings, Inc. (MetLife) and International Finance Corporation (IFC) entered into a definitive agreement with Baring Asset Management Limited to sell all ownership interests in SEI AK. SEI AK is located in South Korea and provides domestic equity and fixed income investment management services to financial institutions and pension funds. Consummation of the acquisition of SEI AK under the definitive agreement is subject to regulatory approvals and other customary closing conditions.
The Company's ownership interest in SEI AK is 56.1 percent as of September 30, 2012. The Company consolidates the assets, liabilities and operations of SEI AK in its Consolidated Financial Statements. The ownership interests in SEI AK for MetLife and IFC is reflected in Noncontrolling interest in the Consolidated Financial Statements. The operating results of SEI AK are included in the Private Banks business segment. Upon closing of the agreement, the then current cash balance of SEI AK will be distributed to the Company, Metlife and IFC in accordance with the ownership interests.
As of September 30, 2012, SEI AK had total corporate assets of $51,346, of which $44,791 is included in Cash and Cash equivalents on the Consolidated Balance Sheet. All other accounts of SEI AK are not material to any financial statement line item in the Consolidated Financial Statements.
The Company did not provide U.S. deferred taxes on the undistributed earnings of SEI AK since its inception because those earnings were considered to be indefinitely reinvested. As a result of the potential sale of SEI AK, the Company no longer considers the undistributed earnings of SEI AK to be indefinitely reinvested and, therefore, accrued $4,691 for U.S. deferred taxes on the cumulative undistributed earnings during the three months ended September 30, 2012.
If the requisite regulatory approvals are obtained, the other conditions to closing are satisfied or waived and the transaction is consummated, then the Company expects to recognize a net after tax gain on the sale of its shares of SEI AK depending upon revenue during a pre-closing measurement period and specified revenues during three one-year periods after the closing.

24 of 42

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition at September 30, 2012 and 2011, the consolidated results of operations for the three and nine months ended September 30, 2012 and 2011 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management, and investment operations solutions. We help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of September 30, 2012, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $447.8 billion in mutual fund and pooled or separately managed assets, including $195.2 billion in assets under management and $252.6 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $58.9 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 were:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2012	2011	Change	2012	2011	Change
Revenues	$251,752	$233,227	8%	$730,887	$703,480	4%
Expenses	198,262	182,091	9%	575,510	543,790	6%
Income from operations	53,490	51,136	5%	155,377	159,690	(3)%
Net gain from investments	3,708	(1,418)	N/A	7,577	3,912	94%
Interest income, net of interest expense	1,375	1,274	8%	4,028	3,895	3%
Equity in earnings from unconsolidated affiliate	24,928	23,908	4%	74,970	82,387	(9)%
Income before income taxes	83,501	74,900	11%	241,952	249,884	(3)%
Income taxes	32,415	25,256	28%	90,892	88,087	3%
Net income	51,086	49,644	3%	151,060	161,797	(7)%
Less: Net income attributable to noncontrolling interest	(343)	(412)	(17)%	(797)	(1,234)	(35)%
Net income attributable to SEI Investments Co.	$50,743	$49,232	3%	150,263	$160,563	(6)%
Diluted earnings per common share	$0.29	$0.27	7%	$0.85	$0.86	(1)%

25 of 42

In our opinion, the following items had a significant impact on our financial results for the three and nine months ended September 30, 2012 and 2011:

•
Revenue growth in the three and nine month periods was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients and the net market appreciation during 2012 despite the market decline in the second quarter. Our average assets under management, excluding LSV, increased $10.6 billion, or nine percent, to $127.8 billion in the first nine months of 2012 as compared to $117.2 billion during the first nine months of 2011.

•
Sales of new business in our Institutional Investors and Investment Managers business segments as well as positive cash receipts from new and existing advisor relationships in our Investment Advisors business segment contributed to the increase in our revenues and profits.

•
Our proportionate share in the earnings of LSV increased in the three months of 2012 and declined in the nine month period of 2012. The increase in the three month period was driven by market appreciation of LSV's assets under management and performance fees. The decrease in our earnings in the nine month period was primarily due to the market decline in second quarter 2012 which negatively affected the value of LSV's assets under management. Our earnings from LSV in the three and nine months of 2012 were also negatively impacted by a decrease in our ownership percentage from approximately 41.2 percent to approximately 39.8 percent during the second quarter 2012. The reduction in our ownership percentage is described in greater detail under the caption "Equity in earnings of unconsolidated affiliate" later in this discussion.

•
Our operating expenses related to servicing new and existing clients of our Global Wealth Services solution implemented on the Global Wealth Platform increased during the three and nine months of 2012 as compared to the similar periods of 2011 as we continue to build out the operational infrastructure. These increased operational costs, mainly related to personnel, primarily impacted the Private Banks segment. The increased operational costs are included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations.

•
Our consulting costs incurred for the development of the Global Wealth Platform, excluding amounts capitalized, have declined during the three and nine months of 2012 as compared to the similar periods of 2011 as we transition our efforts from development to support and maintenance of the platform. These consulting costs, which are expensed as incurred, are included in Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.

•
Our operating expenses related to our hedge fund and separately managed accounts solutions of our Investment Managers segment increased during the three and nine months of 2012 as compared to the similar periods of 2011. These increased operational costs, mainly related to personnel, resulted from servicing new and existing clients and are also included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations.

•
Sales events, net of client losses, were significantly higher during the first nine months of 2012. These sales events resulted in an increase in sales compensation expense of $8.1 million when compared to the first nine months of 2011. Also, incentive compensation expense increased in the three and nine months of 2012 as compared to the similar periods of 2011.

•
Amortization expense related to capitalized software increased to $24.9 million during the first nine months of 2012 as compared to $19.3 million during the first nine months 2011 partially due to continued releases of the Global Wealth Platform. Additionally, we decided to discontinue the use of specific functionality within the platform and incurred $2.7 million of amortization expense related to the remaining net book value of the component during the three months ended September 30, 2012. This expense was recognized in our Private Banks business segment.

•
We recognized gains of $3.4 million and $7.3 million from SIV securities in the three and nine months ended September 30, 2012, respectively, as compared to losses of $0.8 million and gains of $4.1 million in the prior year periods.

•
Our effective tax rates for the three and nine months of 2012 were 39.0 percent and 37.6 percent, respectively, as compared to 33.8 percent and 35.3 percent in the prior year periods. The increase in our tax rates was due to the accrual of taxes on the cumulative undistributed earnings of SEI Asset Korea as well as tax planning strategies which benefited our tax rates in 2011 (See the caption "Income Taxes" later in this discussion for more information).

•	We continued our stock repurchase program during 2012 and purchased 5,648,000 shares at an average price of approximately $20.10 per share in the nine month period.

26 of 42

Ending Asset Balances
(In millions)
This table presents ending assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest. These assets are not included in our balance sheets because we do not own them.

	As of September 30,		Percent
	2012	2011	Change
Private Banks:
Equity and fixed income programs	$17,960	$15,442	16%
Collective trust fund programs	147	476	(69)%
Liquidity funds	5,342	5,529	(3)%
Total assets under management	$23,449	$21,447	9%
Client proprietary assets under administration	11,611	9,845	18%
Total assets	$35,060	$31,292	12%
Investment Advisors:
Equity and fixed income programs	30,864	24,757	25%
Collective trust fund programs	370	1,392	(73)%
Liquidity funds	1,868	2,653	(30)%
Total assets under management	$33,102	$28,802	15%
Institutional Investors:
Equity and fixed income programs	59,852	46,259	29%
Collective trust fund programs	153	510	(70)%
Liquidity funds	3,272	3,356	(3)%
Total assets under management	$63,277	$50,125	26%
Investment Managers:
Equity and fixed income programs	65	64	2%
Collective trust fund programs	15,433	10,896	42%
Liquidity funds	396	195	103%
Total assets under management	$15,894	$11,155	42%
Client proprietary assets under administration (A)	240,965	223,620	8%
Total assets	$256,859	$234,775	9%
Investments in New Businesses:
Equity and fixed income programs	534	490	9%
Liquidity funds	29	41	(29)%
Total assets under management	$563	$531	6%
LSV:
Equity and fixed income programs	$58,886	$49,444	19%
Total:
Equity and fixed income programs	168,161	136,456	23%
Collective trust fund programs	16,103	13,274	21%
Liquidity funds	10,907	11,774	(7)%
Total assets under management	$195,171	$161,504	21%
Client proprietary assets under administration	252,576	233,465	8%
Total assets under management and administration	$447,747	$394,969	13%
(A) Client assets under administration in the Investment Managers segment include $38.0 billion and $43.2 billion of assets at September 30, 2012 and 2011, respectively, that require limited services and therefore are at fee levels below our normal full service assets.

27 of 42

Average Asset Balances
(In millions)
This table presents average asset balances of our clients, or of clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest. These assets are not included in our balance sheets because we do not own them.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2012	2011	Change	2012	2011	Change
Private Banks:
Equity and fixed income programs	$17,527	$16,592	6%	$17,145	$15,646	10%
Collective trust fund programs	230	505	(54)%	354	547	(35)%
Liquidity funds	5,401	5,210	4%	5,366	5,059	6%
Total assets under management	$23,158	$22,307	4%	$22,865	$21,252	8%
Client proprietary assets under administration	10,867	10,364	5%	10,570	10,800	(2)%
Total assets	$34,025	$32,671	4%	$33,435	$32,052	4%
Investment Advisors:
Equity and fixed income programs	30,032	26,658	13%	29,187	27,667	5%
Collective trust fund programs	532	1,442	(63)%	918	1,558	(41)%
Liquidity funds	1,886	2,224	(15)%	1,902	1,793	6%
Total assets under management	$32,450	$30,324	7%	$32,007	$31,018	3%
Institutional Investors:
Equity and fixed income programs	57,763	49,115	18%	55,010	50,358	9%
Collective trust fund programs	284	505	(44)%	376	556	(32)%
Liquidity funds	3,253	3,416	(5)%	3,388	3,450	(2)%
Total assets under management	$61,300	$53,036	16%	$58,774	$54,364	8%
Investment Managers:
Equity and fixed income programs	62	52	19%	61	30	103%
Collective trust fund programs	14,797	11,292	31%	13,257	9,713	36%
Liquidity funds	287	200	44%	237	192	23%
Total assets under management	$15,146	$11,544	31%	$13,555	$9,935	36%
Client proprietary assets under administration	237,155	236,953	—%	230,525	238,584	(3)%
Total assets	$252,301	$248,497	2%	$244,080	$248,519	(2)%
Investments in New Businesses:
Equity and fixed income programs	530	525	1%	543	555	(2)%
Liquidity funds	35	42	(17)%	36	48	(25)%
Total assets under management	$565	$567	—%	$579	$603	(4)%
LSV:
Equity and fixed income programs	$57,164	$54,679	5%	$57,453	$59,964	(4)%
Total:
Equity and fixed income programs	163,078	147,621	10%	159,399	154,220	3%
Collective trust fund programs	15,843	13,744	15%	14,905	12,374	20%
Liquidity funds	10,862	11,092	(2)%	10,929	10,542	4%
Total assets under management	$189,783	$172,457	10%	$185,233	$177,136	5%
Client proprietary assets under administration	248,022	247,317	—%	241,095	249,384	(3)%
Total assets under management and administration	$437,805	$419,774	4%	$426,328	$426,520	—%

28 of 42

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 were as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2012	2011		2012	2011
Private Banks:
Revenues	$92,076	$87,697	5%	$268,367	$262,279	2%
Expenses	91,209	85,893	6%	263,612	254,570	4%
Operating Profit	$867	$1,804	(52)%	$4,755	$7,709	(38)%
Operating Margin	1%	2%		2%	3%
Investment Advisors:
Revenues	$51,384	$46,798	10%	$150,227	$144,674	4%
Expenses	30,114	28,051	7%	88,440	82,825	7%
Operating Profit	$21,270	$18,747	13%	$61,787	$61,849	—%
Operating Margin	41%	40%		41%	43%
Institutional Investors:
Revenues	$58,081	$52,216	11%	$167,293	$160,132	4%
Expenses	29,654	25,524	16%	86,494	79,883	8%
Operating Profit	$28,427	$26,692	7%	$80,799	$80,249	1%
Operating Margin	49%	51%		48%	50%
Investment Managers:
Revenues	$49,311	$45,585	8%	$142,235	$133,478	7%
Expenses	32,122	29,412	9%	92,711	86,693	7%
Operating Profit	$17,189	$16,173	6%	$49,524	$46,785	6%
Operating Margin	35%	35%		35%	35%
Investments in New Businesses:
Revenues	$900	$931	(3)%	$2,765	$2,917	(5)%
Expenses	3,698	2,429	52%	11,080	8,474	31%
Operating Loss	$(2,798)	$(1,498)	N/A	$(8,315)	$(5,557)	N/A
Operating Margin	N/A	N/A		N/A	N/A
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

29 of 42

Private Banks

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2012	2011		2012	2011
Revenues:
Information processing and software servicing fees	$60,435	$55,236	9%	$172,972	$166,269	4%
Asset management, administration & distribution fees	25,767	24,214	6%	75,947	73,443	3%
Transaction-based and trade execution fees	5,874	8,247	(29)%	19,448	22,567	(14)%
Total revenues	$92,076	$87,697	5%	$268,367	$262,279	2%
Revenues increased $4.4 million, or five percent, in the three month period and $6.1 million, or two percent, in the nine month period ended September 30, 2012 and were primarily affected by:

•	Increased recurring investment processing fees from new investment processing clients and from new and existing Global Wealth Services clients;

•	Increased one-time project revenue from new and existing bank clients;

•
Increased investment management fees in the three and nine-month periods from existing international clients due to higher average assets under management from improved capital markets in late 2011 into the first nine months of 2012; partially offset by

•	Lower recurring investment processing fees due to price reductions provided to existing clients that recontracted for longer periods, client losses and lower transaction volumes; as well as

•	Decreased transaction-based fees due to lower trading volumes across the majority of our bank clients.
Operating margins decreased to one percent compared to two percent in the three month period and decreased to two percent compared to three percent in the nine month period. Operating income decreased by $900 thousand, or 52 percent, in the three month period and decreased by $3.0 million, or 38 percent, in the nine month period and was primarily affected by:

•
Increased amortization expense related to the Global Wealth Platform due to continued releases and the discontinuation of specific functionality within the platform resulting in $2.7 million of expense recognized in the third quarter 2012 for the remaining net book value of the component;

•	Increased direct expenses associated with increased investment management fees from existing international clients, mainly distribution fees;

•	Increased sales compensation expense due to new business activity and other personnel costs, mainly salary and incentive compensation;

•	Increased non-capitalized development costs, mainly personnel costs, relating to the Global Wealth Platform; and

•	Increased operational costs, mainly personnel costs, for servicing new and existing Global Wealth Services clients implemented onto the Global Wealth Platform; partially offset by

•	An increase in revenues; and

•	Decreased direct expenses associated with the decreased trade execution fees.
Investment Advisors
Revenues increased $4.6 million, or ten percent, in the three month period and $5.6 million, or four percent, in the nine month period ended September 30, 2012 and were primarily affected by:

•
Increased investment management fees in the nine month period from existing clients due to higher average assets under management caused by the net market appreciation during 2012 despite the market decline in the second quarter and an increase in net cash flows from new and existing advisors.

30 of 42

Operating margins increased to 41 percent compared to 40 percent in the three month period and decreased to 41 percent compared to 43 percent in the nine month period. Operating income increased by $2.5 million, or 13 percent, in the three month period and declined slightly in the nine month period and was primarily affected by:

•	An increase in revenues; partially offset by

•
Increased amortization expense relating to the Global Wealth Platform as well as spending associated with building the necessary functionality and infrastructure for servicing financial institutions and investment advisors in the United States; and

•	Increased sales compensation expense due to new business activity and other personnel costs, mainly salary and incentive compensation.
Institutional Investors
Revenues increased $5.9 million, or 11 percent, in the three month period and increased $7.2 million, or four percent, in the nine month period ended September 30, 2012 and were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by improved capital markets in late 2011 and through the first nine months of 2012 as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by

•	Client losses and lower basis points earned on assets under management.
Operating margins decreased to 49 percent compared to 51 percent in the three month period and decreased to 48 percent compared to 50 percent in the nine month period. Operating income increased $1.7 million, or seven percent, in the three month period and increased slightly in the nine month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased sales compensation expense due to new business activity and other personnel costs, mainly salary and incentive compensation;

•	Increased direct expenses associated with higher investment management fees; and

•	Increased discretionary marketing and promotion expenses.
Investment Managers
Revenues increased $3.7 million, or eight percent, in the three month period and increased $8.8 million, or seven percent, in the nine month period ended September 30, 2012 and were primarily affected by:

•	Cash flows from new clients of our hedge funds and collective trust fund solutions; partially offset by client losses;

•	Net positive cash flows from existing hedge fund clients due to new funding along with higher valuations from capital market increases in late 2011 and through the first nine months of 2012; and

•	Increased accounts from our separately managed account program due to new clients and existing clients involved in mergers.
Operating margins remained at 35 percent in both the three and nine month periods. Operating income increased $1.0 million, or six percent, in the three month period and increased $2.7 million, or six percent, in the nine month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new clients of our hedge fund and separately managed accounts solutions.

31 of 42

Other
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net gain (loss) from investments	$3,708	$(1,418)	$7,577	$3,912
Interest and dividend income	1,490	1,400	4,417	4,380
Interest expense	(115)	(126)	(389)	(485)
Equity in earnings of unconsolidated affiliate	24,928	23,908	74,970	82,387
Total other income and expense items, net	$30,011	$23,764	$86,575	$90,194
Net gain (loss) from investments
Net gain (loss) from investments consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gains (Losses) from SIV securities	$3,389	$(793)	$7,343	$4,128
Net realized and unrealized gains (losses) from marketable securities	319	(625)	530	(216)
Other losses	—	—	(296)	—
Net gain (loss) from investments	$3,708	$(1,418)	$7,577	$3,912

During the nine months ended September 30, 2012, we recognized gains of $7.3 million from SIV securities, of which $6.2 million resulted from cash payments received from the SIV securities and $1.1 million was from an increase in fair value at September 30, 2012.
During the nine months ended September 30, 2011, we recognized gains of $4.1 million from SIV securities, of which $8.4 million resulted from cash payments received from the SIV securities offset by losses of $4.3 million which resulted from a decrease in fair value at September 30, 2011. In addition, we sold the senior note obligation originally issued by Stanfield Victoria. There was no gain or loss recognized from the sale of the note as the fair value of the Stanfield Victoria note at December 31, 2010 was not different than the sale price received.
Interest and dividend income
Interest and dividend income is earned based upon the amount of cash that is invested daily and the average yield earned on those balances.
Interest expense
Interest expense primarily includes fees related to our credit facility.
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate on the accompanying Consolidated Statement of Operations includes our less than 50 percent ownership in LSV. During the nine months ended September 30, 2011, our partnership interest in LSV was approximately 41.2 percent. In March 2009, certain partners of LSV, including SEI, agreed to designate a portion of their partnership interest for the purpose of providing an interest in the partnership to a select group of key LSV employees. In April 2012, these contributing partners agreed to provide certain key LSV employees an interest in LSV thereby reducing our interest in LSV to approximately 39.8 percent.
Our proportionate share in the earnings of LSV was $24.9 million in third quarter 2012 as compared to $23.9 million in third quarter 2011, an increase of four percent. Our proportionate share in the earnings of LSV was $75.0 million in the nine months ended September 30, 2012 as compared to $82.4 million in the nine months ended September 30, 2011, a decrease of nine percent. The reduction in our earnings from LSV in the nine month period was due to lower assets under management from market depreciation in second quarter 2012 and the decline in our partnership interest. LSV’s average assets under management decreased $2.5 billion to $57.5 billion during the nine months ended September 30, 2012 as compared to $60.0 billion during the nine months ended September 30, 2011, a decrease of four percent.

32 of 42

Noncontrolling interest
Noncontrolling interest includes the interest of other shareholders in our joint venture in SEI Asset Korea, an asset management firm located in South Korea.
Income Taxes
Our effective tax rates were 39.0 percent and 33.8 percent for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, our effective tax rates were 37.6 percent and 35.3 percent, respectively. The 2012 tax rates include the U.S. deferred taxes on the undistributed earnings of SEI Asset Korea (SEI AK). As a result of the sale of SEI AK, we no longer consider the undistributed earnings of SEI AK to be indefinitely reinvested and therefore accrued U.S. deferred taxes on the cumulative undistributed earnings (See caption "Sale of SEI Asset Korea" later in this discussion for additional information). This increase of taxes was partially offset by state tax planning occurring in the third quarter. The 2011 tax rate reflects a benefit for the research and development tax credit whereas the 2012 tax rate did not reflect any benefit. Additionally, during the three months ended September 30, 2011, we amended prior federal income tax returns to reflect the Domestic Production Activities Deduction. The effective rate in the three months ended September 30, 2011 reflects the benefit of this deduction for both 2008 and 2009, whereas the 2012 tax rate only reflects the 2012 benefit. The effective rate for the nine months ended September 30, 2011 reflects the benefit of the Domestic Production Activities Deduction for the years 2008 through 2011, whereas 2012 only reflects the benefit for 2012.
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
Sale of SEI Asset Korea
On July 31, 2012, SEI, MetLife International Holdings, Inc. (MetLife) and International Finance Corporation (IFC) entered into a definitive agreement with Baring Asset Management Limited to sell all ownership interests in SEI AK. SEI AK is located in South Korea and provides domestic equity and fixed income investment management services to financial institutions and pension funds. Consummation of the acquisition of SEI AK under the definitive agreement is subject to regulatory approvals and other customary closing conditions.
Our ownership interest in SEI AK is currently 56.1 percent. We consolidate the assets, liabilities and operations of SEI AK in our Consolidated Financial Statements. The ownership interests in SEI AK for MetLife and IFC is reflected in Noncontrolling interest in our Consolidated Financial Statements. The operating results of SEI AK are included in the Private Banks business segment. Upon closing of the agreement, the then current cash balance of SEI AK will be distributed to SEI, Metlife and IFC in accordance with the ownership interests.
As of September 30, 2012, SEI AK had total corporate assets of $51.3 million, of which $44.8 million is included in Cash and Cash equivalents on the Consolidated Balance Sheet. All other accounts of SEI AK are not material to any financial statement line item in the Consolidated Financial Statements.
We did not provide U.S. deferred taxes on the undistributed earnings of SEI AK since its inception because we considered those earnings to be indefinitely reinvested. As a result of the potential sale of SEI AK; however, we no longer consider the undistributed earnings of SEI AK to be indefinitely reinvested and accrued $4.7 million in U.S. deferred taxes on the cumulative undistributed earnings during the third quarter 2012.
If the requisite regulatory approvals are obtained, the other conditions to closing are satisfied or waived and the transaction is consummated, we expect the net after tax gain on the sale of our shares of SEI AK to range from approximately $8.9 million to $20.6 million depending upon revenue during a pre-closing measurement period and specified revenues during three one-year periods after the closing. We expect the closing of the transaction to occur by the end of the first quarter 2013.
Regulatory Matters
Like many firms operating within the financial services industry, SEI is experiencing a difficult regulatory environment across our markets. SEI's current scale and reach as a provider to the financial services industry; the introduction and implementation by SEI of new solutions for its financial services industry clients; the increased regulatory oversight of the financial services industry generally; new laws and regulations affecting the financial services industry and ever-changing regulatory interpretations of existing laws and regulations; and a greater propensity of regulators to pursue enforcement actions and other

33 of 42

sanctions against regulated entities, have made this an increasingly challenging and costly regulatory environment in which to operate.
During the last twelve months, SEI and its subsidiaries have undergone or been scheduled to undergo a range of periodic or thematic reviews or examinations by more than eight regulatory authorities around the world, including the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the Financial Services Authority of the United Kingdom, the Central Bank of Ireland and others. In a number of instances these are the first recurring examinations by these regulatory authorities of the Company or of a regulated activity performed by the Company. These examinations could result in the identification of matters or practices to be addressed by SEI or its subsidiaries and, in certain circumstances, the regulatory authorities could pursue remediation activities or enforcement proceedings against the Company. As described under the caption “Regulatory Considerations” in our Annual Report on Form 10-K, the range of possible sanctions that are available to regulatory authorities include limitations on our ability to engage in business for specified periods of time, the revocation of registration, censures and fines. The direct and indirect costs of responding to these examinations and reviews and of complying with new or modified regulations, as well as the potential financial costs and potential reputational impact to the Company of any enforcement proceedings that might result, is uncertain but could have a material adverse impact on the Company.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$145,899	$175,536
Net cash used in investing activities	(34,770)	(15,151)
Net cash used in financing activities	(134,438)	(227,812)
Net decrease in cash and cash equivalents	(23,309)	(67,427)
Cash and cash equivalents, beginning of period	420,986	496,292
Cash and cash equivalents, end of period	$397,677	$428,865
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At September 30, 2012, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of October 24, 2012, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $273.6 million.
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

34 of 42

Cash flows from operations decreased $29.6 million in the first nine months of 2012 compared to the first nine months of 2011 due to the decline in net income and the net change in our working capital accounts, primarily from the increase in the balances of receivables. The increase in our receivables is largely due to our growth in revenues in our asset management business and an increased proportion of our receivables related to investment operations services which provide for comparatively longer billing schedules due to longer processes in valuing the underlying securities upon which the billings are based. We do not foresee any significant collectibility issues regarding receivables and have not received any indications that we should anticipate any significant collectibility issues in the near term.
Cash flows from investing activities decreased $19.6 million in the first nine months of 2012 compared to the first nine months of 2011. Net cash used in investing activities includes:

•
Purchases, sales and maturities of marketable securities. We had cash outflows of $22.5 million for the purchase of marketable securities in the first nine months of 2012 as compared to $47.5 million in the first nine months of 2011. Marketable securities purchased in 2012 and 2011 consisted of investments for the start-up of new investment products and investments in short-term U.S. government agency and commercial paper securities by SIDCO. Purchases of marketable securities in the first nine months of 2011 include $20.0 million of short-term U.S. government agency and commercial paper securities to initiate SIDCO’s investment program. We had cash inflows of $37.8 million from sales and maturities of marketable securities in the first nine months of 2012 as compared to $76.2 million in the first nine months of 2011. Marketable securities sold in 2011 primarily includes the proceeds from the sales of SIV securities. Cash inflows from maturities and prepayments of marketable securities were $36.9 million in the first nine months of 2012 as compared to $38.6 million in the first nine months of 2011.

•
The capitalization of costs incurred in developing computer software. We will continue the development of the Global Wealth Platform through a series of releases to expand the functionality of the platform. We capitalized $25.9 million of software development costs in the first nine months of 2012 as compared to $30.6 million in the first nine months of 2011. Amounts capitalized in 2012 and 2011 include costs for significant enhancements and upgrades to the platform.

•
Capital expenditures. Our capital expenditures in the first nine months of 2012 primarily include purchased software. Our capital expenditures in the first nine months of 2011 primarily include equipment for our data center operations.

Cash flows from financing activities increased $93.4 million in the first nine months of 2012 compared to the first nine months of 2011. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We spent approximately $111.6 million during the first nine months of 2012 and $154.8 million during the first nine months of 2011 for the repurchase of our common stock.

•
Dividend payments. Cash dividends paid were $52.6 million or $.30 per share in the first nine months of 2012 and $22.0 million or $.12 per share in the first nine months of 2011. The increase in dividends paid in 2012 was due to the payment date of the December 2010 dividend occurring in the calendar year as compared to the payment date of the dividend declared in December 2011 which occurred in January 2012.

•
Principal payments of our debt. Principal payments in the first nine months of 2011 include payments of $75.0 million to reduce the outstanding debt associated with our credit facility. We fully repaid the outstanding balance of our credit facility in 2011 and had no debt during the first nine months of 2012.

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for ongoing operations; continued investment in new products and equipment; our common stock repurchase program and future dividend payments.
Off Balance Sheet Arrangement
In October 2012, a group of existing employees of LSV agreed to purchase a portion of the partnership interest of three existing LSV employees for $77.7 million, of which $69.9 million was financed through two syndicated term loans. The group of existing LSV employees will form a new limited liability company called LSV Employee Group III which will own the purchased partnership interest. We provided an unsecured guaranty for $45.0 million of the obligations of LSV Employee Group III to the lenders through a guaranty agreement. LSV agreed to provide a separate guaranty for the remaining $24.9 million of LSV Employee Group III's obligations to the lenders. Our direct interest in LSV was not impacted by either transaction involving the guaranty agreements (See Note 2 to the Consolidated Financial Statements for more information).

35 of 42

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

36 of 42

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

37 of 42

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

38 of 42

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.
One of SEI’s principal subsidiaries, SIDCO, has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC. The first complaint was filed on August 5, 2009. To date, the Complaints have been filed in the United States District Court for the Southern District of New York and in the United States District Court for the District of Maryland. The three complaints filed in the District of Maryland have been voluntarily dismissed by the plaintiffs. Two of them were subsequently re-filed in the Southern District of New York. Two of the complaints filed in the Southern District of New York have also been voluntarily dismissed by plaintiffs. The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; ProShares Trust II, SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed adequately to describe the nature and risks of the investments. The Complaints allege that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. The Complaints seek unspecified compensatory and other damages, reasonable costs and other relief. Defendants have moved to consolidate the complaints, which motion has been granted. The Court appointed lead plaintiff on July 13, 2010, and an amended consolidated class action complaint was filed on September 25, 2010 asserting substantially the same claims. This complaint subsequently was further amended by the plaintiffs. Defendants moved to dismiss the amended complaint and on September 7, 2012, the District Court for the Southern District of New York issued an opinion dismissing with prejudice the plaintiffs' amended complaint. On October 3, 2012, plaintiffs filed with the Second Circuit Court of Appeals a notice of appeal of the District Court's decision. While the outcome of this litigation is uncertain given its early phase, SEI believes that it has valid defenses to plaintiffs’ claims and intends to defend the lawsuits vigorously.
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
The case filed in Ascension Parish was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The plaintiffs in the remaining two cases in East Baton Rouge have granted SEI an extension to respond to the filings. SEI and

39 of 42

SPTC filed exceptions in the putative class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge putative class action; plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. Following the decision by the United States District Court for the Northern District of Texas, the Court in the East Baton Rouge action issued an order staying the proceedings in the East Baton Rouge class action pending the outcome of the appeal of the order and judgment of the United States District Court for the Northern District of Texas. Following the panel opinion of the Court of Appeals on March 19, 2012, the Court in the East Baton Rouge action held a hearing on class certification on September 20, 2012. The Court in the East Baton Rouge action has not yet issued its decision on the class certification motion. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuits vigorously.
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

40 of 42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $2.028 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended September 30, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – 31, 2012	200,000	$20.77	200,000	$112,244,000
August 1 – 31, 2012	475,000	21.59	475,000	101,991,000
September 1 – 30, 2012	875,000	21.98	875,000	82,758,000
Total	1,550,000	21.70	1,550,000

Item 6.	Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated October 24, 2012 of SEI Investments Company related to the Company's financial and operating results for the third quarter ended September 30, 2012.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

41 of 42

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	October 26, 2012	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

42 of 42