Form 10-K
period 2012-12-31
SEI INVESTMENTS CO
filed 2013-02-22
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to ________

Commission File Number: 0-10200
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $2.7 billion based on the closing price of $19.89 as reported by NASDAQ on June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the common stock of the registrant.
The number of shares outstanding of the registrant's common stock, as of the close of business on January 31, 2013:

Common Stock, $.01 par value	172,642,438

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:

1
The definitive proxy statement relating to the registrant’s 2013 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

SEI Investments Company
Fiscal Year Ended December 31, 2012

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
Item 1. Business.
Overview
SEI (NASDAQ: SEIC) is a leading global provider of investment processing, investment management, and investment operations solutions. We help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. As of December 31, 2012, through its subsidiaries and partnerships in which the company has a significant interest, SEI manages or administers $458.4 billion in mutual fund and pooled or separately managed assets, including $201.5 billion in assets under management and $256.9 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $60.9 billion of assets which are included as assets under management.
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
We began doing business in 1968 by providing computer-based training simulations for bank loan officers. We developed an investment accounting system for bank trust departments in 1972 and became a leading provider of investment-processing outsourcing services to banks and trust institutions in the United States. Later, we broadened these outsourcing services and began offering bank clients a family of mutual funds, as well as investment-operations outsourcing services. We became a public company in 1981.
We began to adapt these solutions, and develop new wealth management solutions, for selected global markets in the 1990's, including: investment advisors, retirement plan sponsors and institutional investors, asset management distribution firms, investment managers, and affluent individual investors. Today, we serve approximately 6,600 clients in the United States, Canada, the United Kingdom, continental Europe, South Africa, and East Asia
In each of these markets, we have combined our core competencies - investment processing, investment management, and investment operations - to deliver broader and more strategic solutions for clients and markets. Today, we offer a global wealth platform and investment services for private banks and wealth services firms; a complete life and wealth platform for operating an investment advisory business; a comprehensive fiduciary management solution for retirement plan sponsors and institutional investors; a total operational outsourcing solution for investment managers; and a complete life and wealth solution for ultra-high-net-worth families.

Strategy
We seek to achieve growth in earnings and shareholder value by strengthening our position as a provider of global wealth management solutions. To achieve this objective, we have implemented these strategies:
Create broader solutions for wealth service firms. Banks, investment managers and financial advisors seek to enter new markets, expand their service offerings, provide a differentiated experience to their clients, improve efficiencies, reduce risks, and better manage their businesses. We offer next generation business solutions integrating technology, operating processes, and financial products designed to help these institutions better serve their clients and provide opportunities to improve their business success.
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

Products and Services
Investment Processing
Investment processing solutions consist of application and business process outsourcing services, professional services, and transaction-based services. We deliver these solutions to providers of institutional and private client wealth management services, including banks, trust companies, independent wealth advisers, and other financial services firms. We also deliver these solutions, combined with our investment management programs, to investment advisory firms and other financial services firms that provide wealth management services to their advisory clients.
Our investment processing solutions are enabled through two platforms, TRUST 3000® and the Global Wealth Platform (GWP). TRUST 3000® is a comprehensive trust accounting and investment system that provides securities processing and investment accounting for all types of domestic and global securities, and support for multiple account types, including personal trust, corporate trust, institutional trust, and non-trust investment accounts. GWP is an investment accounting and securities processing system with capabilities that include global securities processing, trade-date and multi-currency accounting and reporting. The platform is designed around the client and portfolio management processes. This enables financial firms to institutionalize their client processes around an investor’s investment objectives, facilitating a transition to model-based portfolio management, providing an improved client experience, while minimizing the expense and risk associated with investment operations. We began delivering GWP to private banks and independent wealth advisers in the United Kingdom in 2007. In U.S. markets, we converted a small group of advisors onto GWP in 2011 and converted our first bank in 2012.
Application and business process outsourcing revenues from investment processing services are earned as monthly fees from contracted services including software licenses, information processing, and investment operations and are primarily earned based upon the type and number of investor accounts serviced. Investment processing revenues may also be earned as a percentage of the clients’ assets processed on the platforms. These revenues are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations. Professional services revenues are earned from contracted, project-oriented services, including client implementations, and are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations. Transaction-based revenues are earned from trade execution services and are recognized as Transaction-based and trade execution fees on the accompanying Consolidated Statements of Operations.
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
As of December 31, 2012, we managed $140.5 billion in assets including: $112.8 billion invested in fixed-income and equity funds, or through separately managed account programs; $11.4 billion invested in liquidity or money market funds; and $16.3 billion invested in collective trust fund programs. An additional $60.9 billion in assets is managed by our unconsolidated affiliate LSV, a registered investment advisor that specializes in value equity management for their institutional clients.
Revenues from investment management programs are primarily earned as a contractual percentage of net assets under management. These revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations. Our interest in the earnings of LSV is recognized in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
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
As of December 31, 2012, we administered $256.8 billion in client assets for traditional and alternative investment fund products, including mutual funds, CITs, hedge funds, and private equity funds. Revenues from these products are primarily earned based on a contractual percentage of net assets under administration.
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

The percentage of consolidated revenues generated by each business segment for the last three years was:

	2012	2011	2010
Private Banks	37%	37%	38%
Investment Advisors	20%	20%	20%
Institutional Investors	23%	23%	23%
Investment Managers	19%	19%	18%
Investments in New Businesses	1%	1%	1%
	100%	100%	100%
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
Private banks and other trust organizations who utilize our TRUST 3000® application solution outsource investment processing technology software and computer processing, but retain responsibility for investment operations, client administration, and investment management. These clients operate our TRUST 3000® application remotely while fully supported by our data center using dedicated telecommunications networks. The TRUST 3000® application solution includes a dedicated relationship team that supports our client’s business. We assist our clients by strategically evaluating their systems and process needs as their businesses change.
Our TRUST 3000® business solution was designed for private banks and other trust organizations that prefer to outsource their entire investment operation. With the TRUST 3000® business solution, we assume the entire back-office processing function. This comprehensive solution includes: investment processing; account access and reporting; audit, compliance and regulatory support data generation; custody and safekeeping of assets; income collections; securities settlement; and other related trust activities.
Client contracts for investment processing solutions offered through TRUST 3000® have initial terms that are generally three to seven years in length. New clients undergo a business transformation process which can take a few months for smaller institutions and up to 15 months or more for larger institutions. During the transformation process, we collaborate with new clients to understand their strategic business goals and objectives. During this transformation, systems, operations, and business processes are evaluated and optimized to meet client objectives. We typically earn a one-time implementation fee for these business transformation services. We begin to earn processing revenues after the client completes the transformation process and commences operation.
At December 31, 2012, we had significant relationships with 110 banks and trust institutions in the United States. Our principal competitors for this business are: Fidelity National Information Services, Inc., SunGard Data Systems Inc., State Street Corporation, Fi-Tek LLC, Charles Schwab & Co., Inc. and Fidelity Investments. Many large financial institutions develop, operate and maintain proprietary investment and trust accounting systems. We consider these “in-house” solutions to be a form of competition.
GWP provides an integrated operating infrastructure enabling our clients to adapt to the changing needs of their clients and their business by offering advanced global processing capabilities, client and portfolio management processes, an open-architecture, modular design, and continuous worldwide operation. The implementation of new clients onto the platform follows either a conversion of existing client assets or a business transition process which moves new client assets onto the platform as the client grows their business with a contractual minimum fee in place.
Client contracts for investment processing solutions offered through GWP have initial terms that are generally five to seven years in length. At December 31, 2012, we had significant relationships with 20 banks, independent wealth advisers and other wealth managers located in the United Kingdom. In addition, we converted our first bank located in the United States onto GWP on December 31, 2012. Our principal competitors for this business are: Pershing LLC, FNZ UK Ltd., Temenos Group AG, Avaloq, TD Direct Investing (Europe) Ltd. and smaller technology firms. We also consider “in-house” solutions to be a form of competition.
This segment also offers investment management programs for banks and distribution partners worldwide. At December 31, 2012, we had approximately 320 investment management clients. We also had single-product relationships with approximately 85 additional banks and trust institutions. The principal competitors for this business are: Federated Investors, Inc., Russell Investment Group, Fidelity Investments, Franklin Templeton Investments, discretionary portfolio managers and various multi-manager investment programs offered by other firms. We also consider “in-house” internal asset management capabilities to be a form of competition.
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
We continually enhance our offering to meet the emerging needs of our advisors and their end clients. For example, in 2011 and 2012, we converted a small group of advisors onto GWP. Our testing with these clients will continue through 2013. We anticipate the enhanced service offerings enabled through GWP will provide a more diverse range of back-office investment processing outsourcing services and investment management solutions.
We estimate we have business relationships with over 5,400 financial advisors at December 31, 2012. Our definition of a client for this segment includes financial advisors who have exceeded a minimal level of customer assets invested in our investment products. Our business is primarily based on approximately 1,100 investment advisors who, at December 31, 2012, had at least

$5.0 million each in customer assets invested in our mutual funds and separately managed accounts. Revenues are earned largely as a percentage of average assets under management.
The principal competition for our investment management products is from other money managers, other turnkey asset management providers, mutual fund companies, custody service providers and the proprietary investment management programs of broker dealers. In the advisor distributor channel, the principal competitors include AssetMark Investment Services Inc., Brinker Capital, EnvestNet Asset Management, Inc., Fidelity Investments, Lockwood Advisors, Inc., a subsidiary of The Bank of New York Mellon, Charles Schwab & Co., Inc., and other broker-dealers. As we introduce GWP, we expect to more directly compete with custody service providers.
Institutional Investors
The Institutional Investors segment offers investment management programs and administrative outsourcing solutions for retirement plan sponsors, hospitals, and not-for-profit organizations globally. Clients can outsource their investment management needs and the administration for defined benefit plans, defined contribution plans, endowments, foundations, and other balance sheet assets.
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
By outsourcing retirement plan services, we believe clients benefit from an investment approach built around an investment strategy designed to meet the client's long-term business and plan objectives and an investment process that removes the responsibility of manager selection, ongoing monitoring and termination. This approach is designed to reduce business risk, provide ongoing due diligence, and increase operational efficiency. Nonprofit organizations can manage volatility through more diversified portfolios and focus more resources on achieving their overall mission. Healthcare organizations benefit from customized asset allocations that help provide improved balance sheet protection and overall financial risk management.
Fees are primarily earned as a percentage of average assets under management. At December 31, 2012, we had relationships with approximately 475 investment management clients. The principal competitors for this segment are Russell Investments, Northern Trust Corporation, investment consultants and consulting firms with investment advisory and/or actuarial capabilities.
Investment Managers
The Investment Managers segment provides a platform of comprehensive investment operations outsourcing solutions to investment managers globally. This array of front-, middle- and back-office investment processing services integrates best-in-class industry tools and technology to support a manager's diverse business needs across multiple product types and structures, investment strategies and asset classes. For those managers offering traditional products such as mutual funds, collective investment trusts, exchange-traded funds, and institutional and separate accounts, we provide outsourcing services including fund and investment accounting, administration, reconciliation, investor servicing and client reporting. We also provide comprehensive solutions to managers focused on alternative investments who manage hedge funds, funds of hedge funds, private equity funds, real estate and infrastructure funds, across registered, partnership and separate account structures domiciled in the United States and overseas.
Over the past few years, investors have faced multiple market crises and rising volatility. Fund managers have responded with a range of innovative products designed to better manage volatility and offer alternatives to pure long-only investing historically used in traditional markets. The clear line that had once separated traditional and alternative investment products continues to blur as traditional managers utilize tools historically used by alternative managers, while alternative managers increasingly are launching registered products and taking advantage of broader distribution channels. Anticipating this long-term trend and that of an increasingly empowered investor base, we have focused on the needs of the investor and manager rather than provide services aligned to specific products or asset classes. We also continually enhance our solutions to anticipate and adapt to economic, regulatory and industry changes.
By applying operating services, market-leading technologies, and business and regulatory knowledge, our comprehensive array of investment operations solutions help investment managers focus on their core competencies of portfolio management and client service. We provide managers with more than just the required data they need to run their investment products successfully; through award-wining technology and market knowledge, we also strive to deliver the information and insight necessary to allow them to better manage their business.
Contracts for our investment operations outsourcing services generally have terms ranging from three to five years. Fees are primarily earned as a percentage of average assets under management and administration. A portion of the revenues for this segment are earned as account servicing fees. At December 31, 2012, we had relationships with approximately 220 investment management companies and alternative investment managers. Our competitors vary according to the asset class or solution provided and include large global custodian banks such as State Street, BNY Mellon and Northern Trust as well as smaller more specialized firms.
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
Research and Development
We are devoting significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms, and new investment products and services. We spent approximately $79.6 million in 2012, $118.6 million in 2011, and $105.6 million in 2010, of which we capitalized approximately $31.0 million in 2012, $41.0 million in 2011, and $38.7 million in 2010 relating to the development of new technology platforms. Total research and development expenditures as a percentage of revenues were 8.0 percent in 2012, 12.8 percent in 2011, and 11.7 percent in 2010. In 2012, we redefined our definition of research and development expenditures to only include development costs pertaining to new products and services in which an approved delivery plan for one of our existing target markets has been implemented and no longer include expenditures for investments or research activities related to the analysis of products and services for potential target markets. Our research and development expenditures are included in Compensation, benefits and other personnel and Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.
The majority of our research and development spending is related to building GWP, which combines business service processing with asset management and distribution services. The platform offers to our customers a client-centric, rather than an account-centric, process with model-based portfolio management services through a single platform. The platform utilizes our proprietary applications with those built by third-party providers, and integrates them into a single technology solution, providing a common user experience. This integration supports straight-through business processing and enables the transformation of our clients’ trust services from operational investment processing services to client value-added services.
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
GWP will eventually be used at some level by most of our business segments representing a significant upgrade to our infrastructure. The platform will enable ourselves and our clients to manage the entire lifecycle of wealth services through a single solution. The workflow automation, firm’s business rules and straight through processing to the street will dramatically change the client experience, help firms manage risk and allow for total transparency.
Marketing and Sales
Our business solutions are directly marketed to potential clients in our target markets. We employ approximately 100 sales representatives who operate from offices located throughout the United States, Canada, the United Kingdom, continental Europe, South Africa, Asia and other locations.
Customers
In 2012, no single customer accounted for more than ten percent of revenues in any business segment.

Personnel
At January 31, 2013, we had 2,516 full-time and 63 part-time employees. Employee unions do not represent any of our employees. Management considers employee relations to be generally good.
Regulatory Considerations
SEI is a savings and loan holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve). Prior to July 21, 2011, SEI was subject to supervision by the Office of Thrift Supervision (the OTS). As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank), the OTS was eliminated and the Federal Reserve became SEI's primary regulator. Prior to Dodd-Frank, SEI was not subject to any specific consolidated regulatory capital requirements but was required to maintain capital that is sufficient to support the holding company and its subsidiaries' business activities and the risks inherent in those activities. SEI is currently subject to those same requirements today. However, as a result of Dodd-Frank, SEI will be subject to minimum leverage and minimum risk-based capital ratios that will be set by the Federal Reserve. The Federal Reserve has published three Notices of Proposed Rules that are intended to establish an integrated regulatory capital framework. These proposed rules would apply to all savings and loan holding companies. The proposed rules include changes, among many things, to increase the quantity and quality of capital, revise the definition of capital, and establish limitations on capital distributions and certain bonus payments under specific conditions. Also, the proposed rules would revise the criteria for calculating risk-weighted assets to enhance risk sensitivity. SEI would be required to use risk weighting to assign different levels of risk to different classes of assets to determine appropriate levels of required capital. Since SEI is not currently subject to any specific consolidated regulatory capital requirement, the proposed rules could have a significant impact on our financial position, earnings and liquidity.
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
The various governmental agencies and self-regulatory authorities that regulate or supervise the Company and its subsidiaries have broad administrative powers. In the event of a failure to comply with laws, regulations and requirements of these agencies and authorities, the possible sanctions that may be imposed include the suspension of individual employees, limitations on our ability to engage in business for specified periods of time, the revocation of applicable registration as a broker-dealer, investment advisor or other regulated entity, and, as the case may be, censures and fines. Additionally, certain securities and banking laws applicable to us and our subsidiaries provide for certain private rights of action that could give rise to civil litigation. Any litigation could have significant financial and non-financial consequences including monetary judgments and the requirement to take action or limit activities that could ultimately affect our business.
Governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to our regulated subsidiaries and their activities, services and solutions, our business practices, our past actions and other matters has increased dramatically in the past several years. Responding to these examinations, investigations, actions and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of our senior management from our business. Penalties and fines sought by regulatory authorities have increased substantially over the last several years, and certain regulators have been more likely in recent years to commence enforcement actions or to advance or support legislation targeted at the financial services industry. During 2012, we were increasingly subject to inquiries from examinations and investigations by supervisory and enforcement divisions of regulatory authorities and we expect that trend to continue in 2013. We believe this is also the case with many of our regulated clients. Governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation, our relationship with clients and prospective clients, and on the morale and performance of our employees, which could adversely affect our businesses and results of operations.

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
We are dependent on third party pricing services for the valuation of securities invested in our investment products. The majority of the securities held by our investment products are valued using quoted prices from active markets gathered by external third party pricing services. Securities for which market prices are not readily available are valued in accordance with procedures applicable to that investment product. These procedures may utilize unobservable inputs that are not gathered from any active markets and involve considerable judgment. If these valuations prove to be inaccurate, our revenues and earnings from assets under management could be adversely affected.
We are exposed to product development risk. We continually strive to increase revenues and meet our customers' needs by introducing new products and services. As a result, we are subject to product development risk, which may result in loss if we are unable to develop and deliver fully functional products to our target markets that address our clients' needs and that are developed on a timely basis and reflect an attractive value proposition. The majority of our product development risk pertains to GWP, our newest technology that serves U.K., European and U.S. clients. It is designed to drive our entry into global private bank and wealth services markets and expand our U.S. market opportunity, improve client experience capabilities and strengthen operating efficiencies by providing straight through business processing solutions and transform the front, middle and back office operations that exist today. New product development is primarily for the purpose of enhancing our competitive position in the industry. In the event that we fail to develop products or services at an acceptable cost or on a timely basis or if we fail to deliver functional products and services which are of sound, economic value to our clients and our target markets, or an inability to support the product in a cost-effective and compliant manner, we may recognize significant financial losses from the acceleration of amortization expense or impairment charges related to the product.
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
Our earnings are affected by the performance of LSV. We maintain a minority ownership interest in LSV which is a significant contributor to our earnings. LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is a value-oriented, contrarian money manager offering a deep-value investment alternative utilizing a proprietary equity investment model to identify securities generally considered to be out of favor by the market. A majority of the revenues earned by LSV are based on the value of assets invested in investment products they manage. Volatility in the capital markets or poor investment performance on the part of LSV, on a relative basis or an absolute basis, could result in a significant reduction in their assets under management and revenues and a reduction in performance fees. Consequently, LSV's contribution to our earnings through our minority ownership could be adversely affected.
Our Company and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with or regulated by the Securities and Exchange Commission (SEC) as an investment advisor, a broker-dealer, a transfer agent, or an investment company, with federal or state banking authorities as a trust company, or with federal banking authorities as a savings association holding company. Our broker-dealer is also a member of the Financial Industry Regulatory Authority and is subject to its rules and oversight. In addition, some of our foreign subsidiaries are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom, the Republic of Ireland and Canada. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations, responding to and complying with recent regulatory activity affecting broker-dealers, investment advisors, investment companies and their service providers and financial institutions, and examination or other supervisory activities of our regulators or of the regulators of our clients, could have a significant impact on our operations or business or our ability to provide certain products or services.
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
We are subject to litigation and regulatory examinations and investigations. The financial services industry faces substantial regulatory risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry; the increased regulatory oversight of the financial services industry generally; new laws and regulations affecting the financial services industry and ever-changing regulatory interpretations of existing laws and regulations, have made this an increasingly challenging and costly regulatory environment in which to operate. These examinations or investigations could result in the identification of matters that may require remediation activities or enforcement proceedings by the regulator. The direct and indirect costs of responding to these examinations, or of defending ourselves in any litigation could be significant. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties. The outcome of any litigations or regulatory actions is inherently difficult to predict and could have an adverse affect on our ability to offer some of our products and services.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located in Oaks, Pennsylvania and consists of nine buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompass approximately 486,000 square feet of office space and 34,000 square feet of data center space. We lease other offices which aggregate 65,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.
Item 3. Legal Proceedings.
One of SEI's principal subsidiaries, SIDCO, has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC. The first complaint was filed on August 5, 2009 and the subsequent cases were all consolidated in the Southern District of New York.  The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; ProShares Trust II, SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The Complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed adequately to describe the nature and risks of the investments and claim that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. Defendants moved to dismiss the amended complaint filed by plaintiffs, and on September 7, 2012, the District Court for the Southern District of New York issued an opinion dismissing with prejudice the plaintiffs' amended complaint. Plaintiffs filed with the Second Circuit Court of Appeals a notice of appeal of the District Court's decision. Plaintiffs-appellants filed their brief on December 17, 2012 and later filed a corrected brief on January 3, 2013. The brief of defendants-appellees was filed on February 1, 2013. While the outcome of this litigation is uncertain given its early phase, SEI believes that it has valid defenses to plaintiffs' claims and intends to defend the lawsuits vigorously.
SEI has been named in six lawsuits filed in Louisiana. Five lawsuits were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant and, as described below, was certified as a class in December 2012. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action under the Louisiana Securities Act. The class action originally included a claim against SEI and SPTC for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy. In addition, another group of plaintiffs have filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and SPTC and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank. Two of the five actions filed in East Baton Rouge were removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas issued an order and judgment that the causes of action alleged against SEI in the two removed actions were preempted by federal law and the Court dismissed these cases with prejudice. Plaintiffs appealed this ruling, and on March 19, 2012, a panel of the Court of Appeals for the Fifth Circuit reversed the decision of the United States District Court and remanded the actions for further proceedings. On July 18, 2012, SEI filed a petition for certiorari in the United States Supreme Court, seeking review of the decision by the United States Court of Appeals for the Eleventh Circuit to permit the claims against SEI to proceed. The

Company believes that the trial court correctly concluded that the claims against SEI were barred by the federal Securities Litigation Uniform Standards Act and is requesting that the Supreme Court reinstate that dismissal. On January 18, 2013, the Supreme Court granted the petition for certiorari, and the Court will consider the case in the fall of this year.
SEI and SPTC filed exceptions in the class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge class action; plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. The Court in the East Baton Rouge action held a hearing on class certification on September 20, 2012. By oral decision on December 5, 2012 and later entered in a judgment signed on December 17, 2012 that was subsequently amended, the Court in East Baton Rouge certified a class to be composed of persons who purchased any Stanford International Bank certificates of deposit (“SIB CDs”) in Louisiana between January 1, 2007 and February 13, 2009; persons who renewed any SIB CD in Louisiana between January 1, 2007 and February 13, 2009; or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. On January 30, 2013, SEI and SPTC filed motions for appeal from the judgments that stated SEI's and SPTC's intention to move to stay the litigation. On February 1, 2013, plaintiffs filed a Motion for Leave to File First Amended and Restated Class Action Petition in which they ask the Court to allow them to amend the petition in this case to add additional facts that were developed during discovery and adding claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuits vigorously.
The case filed in Ascension Parish was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The plaintiffs in the remaining two cases in East Baton Rouge have granted SEI an extension to respond to the filings.
Because of the uncertainty of the make-up of the classes, the outcome of the proceeding in the U.S. Supreme Court, the specific theories of liability that may survive a motion for summary judgment or other dispositive motion, the lack of discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the foregoing lawsuits.
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

2012	High	Low	Dividends
First Quarter	$21.58	$17.00	$—
Second Quarter	21.24	17.03	0.15
Third Quarter	22.84	19.31	—
Fourth Quarter	23.51	20.79	0.48

2011	High	Low	Dividends
First Quarter	$24.87	$21.64	$—
Second Quarter	24.24	21.19	0.12
Third Quarter	23.11	14.63	—
Fourth Quarter	17.52	13.73	0.15
According to the records of our transfer agent, there were 377 holders of record of our common stock on January 31, 2013. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
For information on our equity compensation plans, refer to Note 8 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.

Comparison of Cumulative Total Return of Common Stock, Industry Index and Nasdaq Market Index:

SEI Investments Company
NASDAQ Market Index
Peer Group Index
DOLLARS
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
2007
2008
2009
2010
2011
2012

ASSUMES $100 INVESTED ON JANUARY 1, 2008 & DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31,

Issuer Purchases of Equity Securities:
Our Board of Directors has authorized the repurchase of up to $2.078 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program (See Note 8 to the Consolidated Financial Statements).
Information regarding the repurchase of common stock during the three months ended December 31, 2012 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – 31, 2012	125,000	$21.89	125,000	$80,022,000
November 1 – 30, 2012	895,000	21.95	895,000	60,373,000
December 1 – 31, 2012	860,000	22.51	860,000	91,012,000
Total	1,880,000	$22.21	1,880,000
Item 6. Selected Financial Data.
(In thousands, except per-share data)
This table presents selected consolidated financial information for the five-year period ended December 31, 2012. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Year Ended December 31,	2012	2011	2010 (A)	2009	2008
Revenues	$992,522	$929,727	$900,835	$1,060,548	$1,247,919
Total expenses	780,956	725,662	683,302	696,841	751,570
Income from operations	211,566	204,065	217,533	363,707	496,349
Other income (expense)	117,930	114,422	152,248	(1,389)	(142,119)
Income before income taxes	329,496	318,487	369,781	362,318	354,230
Income taxes	121,462	111,837	136,461	89,886	86,703
Net income	208,034	206,650	233,320	272,432	267,527
Less: Net income attributable to the noncontrolling interest	(1,186)	(1,691)	(1,633)	(98,097)	(128,273)
Net income attributable to SEI Investments	206,848	204,959	231,687	174,335	139,254
Basic earnings per common share	$1.19	$1.12	$1.23	$0.91	$0.73
Shares used to calculate basic earnings per common share	174,295	182,547	188,468	190,821	192,057
Diluted earnings per common share	$1.18	$1.11	$1.22	$0.91	$0.71
Shares used to calculate diluted earnings per common share	175,872	184,127	190,321	191,783	195,233
Cash dividends declared per common share	$0.63	$0.27	$0.20	$0.17	$0.16
Financial Position as of December 31,
Cash and cash equivalents	$452,247	$420,986	$496,292	$590,877	$416,643
Total assets	$1,309,824	$1,294,559	$1,377,223	$1,533,808	$1,341,715
Long-term debt (including current portion)	$—	$—	$95,000	$253,552	$31,532
SEI Investments Shareholders’ equity	$1,038,180	$1,025,316	$1,041,570	$909,723	$769,152

(A)
Beginning in 2010, we discontinued consolidating the accounts and operations of LSV and LSV Employee Group in our financial statements (See Note 2 to the Consolidated Financial Statements for information regarding LSV and LSV Employee Group).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except per-share data)
This discussion reviews and analyzes the consolidated financial condition at December 31, 2012 and 2011, the consolidated results of operations for the years ended December 31, 2012, 2011, and 2010, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this Annual Report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
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
Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management, and investment operations solutions. We help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses, and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of December 31, 2012, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $458.3 billion in mutual fund and pooled or separately managed assets, including $201.5 billion in assets under management and $256.8 billion in client assets under administration.
Our Condensed Consolidated Statements of Operations for the years ended 2012, 2011 and 2010 were:

Year Ended December 31,	2012	2011	Percent Change	2010	Percent Change
Revenues	$992,522	$929,727	7%	$900,835	3%
Expenses	780,956	725,662	8%	683,302	6%
Income from operations	211,566	204,065	4%	217,533	(6)%
Net gain from investments	14,067	3,360	N/A	48,533	(93)%
Interest income, net of interest expense	5,192	5,244	(1)%	4,848	8%
Other expense, net	—	—	N/A	(590)	N/A
Equity in earnings of unconsolidated affiliates	98,671	105,818	(7)%	99,457	6%
Income before income taxes	329,496	318,487	3%	369,781	(14)%
Income taxes	121,462	111,837	9%	136,461	(18)%
Net income	208,034	206,650	1%	233,320	(11)%
Less: Net income attributable to the noncontrolling interest	(1,186)	(1,691)	(30)%	(1,633)	4%
Net income attributable to SEI Investments Company	$206,848	$204,959	1%	$231,687	(12)%
Diluted earnings per common share	$1.18	$1.11	6%	$1.22	(9)%

Significant Items Impacting Our Financial Results in 2012
Revenues increased $62.8 million, or seven percent, to $992.5 million in 2012 compared to 2011. Net income attributable to SEI increased $1.9 million, or one percent, to $206.8 million and diluted earnings per share increased to $1.18 per share in 2012 compared to $1.11 per share in 2011. We believe the following items were significant to our business during 2012:

•
Revenue growth in 2012 was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients and the net market appreciation during 2012. Our average assets under management, excluding LSV, increased $13.5 billion, or 12 percent, to $130.5 billion during 2012 as compared to $117.0 billion during 2011.

•
Sales of new business in our Institutional Investors and Investment Managers business segments as well as positive cash receipts from new and existing advisor relationships in our Investment Advisors business segment contributed to the increase in our revenues and profits.

•	Our investment processing fees in our Private Banks business segment increased due to new business, higher one-time project revenue and increased fees earned on our mutual fund trading solution.

•
Our proportionate share in the earnings of LSV was $100.0 million in 2012 as compared to $105.8 million in 2011. The decrease in our earnings was primarily due to lower profits caused by increased personnel costs as well as a decrease in our ownership percentage from approximately 41.2 percent to approximately 39.8 percent beginning with the second quarter 2012. The reduction in our ownership percentage is described in greater detail under the caption "Equity in earnings of unconsolidated affiliates" later in this discussion.

•
Our operating expenses related to servicing new and existing clients implemented on GWP increased during 2012 as we continue to build out the operational infrastructure. These increased operational costs, mainly related to personnel and third party service providers, primarily impacted the Private Banks business segment. The increased operational costs are primarily included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations.

•
Our consulting costs incurred for the development of GWP, excluding amounts capitalized, have declined during 2012 as compared to 2011. These consulting costs, which are expensed as incurred, are included in Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.

•
Our operating expenses related to our hedge fund and separately managed accounts solutions of our Investment Managers business segment increased during 2012 as compared to 2011. These increased operational costs, mainly related to personnel, resulted from servicing new and existing clients and are also included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations.

•
Sales events, net of client losses, were significantly higher during 2012. These sales events resulted in an increase in sales compensation expense of $12.8 million when compared 2011. Also, incentive compensation expense increased in the 2012 as compared to 2011.

•
Amortization expense related to capitalized software increased to $32.6 million during 2012 as compared to $26.2 million during 2011 primarily due to continued releases of GWP. Additionally, we decided to discontinue the use of specific functionality within the platform and incurred $2.7 million of amortization expense related to the remaining net book value of the component during 2012. This expense was recognized in our Private Banks business segment.

•
We recognized gains of $13.2 million in 2012 and $3.4 million in 2011 from structured investment vehicles (SIV) securities. In November 2012, we sold our remaining SIV security, the senior notes issued by Gryphon, and recognized a gain of $5.3 million from the sale. We no longer own any SIV securities at December 31, 2012 (See Notes 5 and 6 to the Consolidated Financial Statements).

•
Our effective tax rates were 36.9 percent in 2012 and 35.2 percent in 2011. The increase in our tax rate was due to the accrual of taxes on the cumulative undistributed earnings of SEI Asset Korea (SAK) as well as the impact of the Domestic Production Activities Deduction which benefited our tax rate in 2011 (See the caption "Income Taxes" later in this discussion for more information).

•
We continued our stock repurchase program during 2012 and purchased approximately 7,528,000 shares at an average price of $20.62 per share for a total cost of $155.3 million. Our stock repurchases during 2012 significantly contributed to our growth in earnings per share.

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

•
Revenues in our Private Banks business segment were negatively impacted by lower investment processing fees from price reductions provided to existing clients that recontracted for longer periods, lower transaction volumes and lower one-time project-related fees. Furthermore, the full impact of previously-announced client losses in the segment were reflected in 2011 as the associated recurring and one-time revenues from the client losses were recognized in the preceding year.

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

•
Our operating expenses related to servicing new and existing clients implemented on GWP has increased as we continue to build out the operational infrastructure and add new functionality to the platform. A higher portion of these costs are not capitalized. These increased operational costs primarily impacted the Private Banks and Investment Advisors business segments. The increased operational costs are included in Compensation, benefits and other personnel, Consulting, outsourcing and professional fees, and Data processing and computer related expenses on the accompanying Consolidated Statements of Operations.

•
Our operating expenses related to servicing new and existing clients of our hedge fund and separately managed accounts solutions of our Investment Managers business segment increased during the year. These increased operational costs are also included in Compensation, benefits and other personnel, Consulting, outsourcing and professional fees, and Data processing and computer related expenses on the accompanying Consolidated Statements of Operations.

•
We recognized $3.4 million in gains from SIV securities in 2011 as compared to $44.2 million in gains in 2010. Of the net gains recognized during 2011, gains of $10.6 million resulted from cash payments received from the SIV securities that had been previously written down offset by losses of $7.2 million which resulted from a decrease in fair value at December 31, 2011.

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

Product Development - Global Wealth Platform
Much of our product development efforts have been focused on building and delivering GWP. GWP is a business solution heavily supported by technology to drive our entry into the European private bank market, improve client experience capabilities, and strengthen operating efficiencies. GWP combines internally built functionality and third party applications and integrates them into a single solution with a single user experience. The goal is to provide straight through business processing and transform the middle and back office operations that exist today. The capabilities of GWP will expand our service offerings to include large financial institutions, investment advisors, insurance companies, brokerage houses, and other similar institutions. In addition, the capabilities of GWP provide us the opportunity to enter into new global markets.
The initial version of GWP was offered in July 2007 in the United Kingdom. Since then we have signed about 20 independent wealth advisors and other wealth managers in the United Kingdom, converted a small, select group of investment advisors in the United States and implemented our first U.S. bank in late 2012. We firmly believe these are encouraging signs of progress but acknowledge GWP is still in the early stage of deployment. We will continue to focus our development efforts on enhancing the functionality of GWP and building the operational infrastructure for a wider deployment of GWP to financial institutions and investment advisors in the United States. The aggregate cost attributable to GWP, including amortization expense, may increase in 2013.
An area of continued focus is improving the operational efficiency of GWP that would promote scale more quickly. Our operational costs consist mainly of third-party vendor costs and SEI personnel. We are investing in the operational infrastructure that will attempt to provide a sustainable operating model that minimizes cost as revenues increase. However, if we are unable to price our services correctly and to provide an attractive value proposition for our prospective clients, the incremental rate of revenue and profits may be hampered.
As we progress through these initial stages of deployment of GWP to a broader market, we expect to encounter numerous challenges; however, in our opinion, GWP promises to provide a significant opportunity to expand our services into new markets that will increase revenues and profits in the long-term. Until we attain a level of revenues that technological and operational scale can be achieved, we expect continued pressure on our operating margins in the Private Banks business segment and a modest level of pressure on our operating margins in the Investment Advisors business segment.

Ending Asset Balances
This table presents ending asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Ending Asset Balances
(In millions)	As of December 31,
			Percent		Percent
	2012	2011	Change	2010	Change
Private Banks:
Equity and fixed-income programs	$18,862	$16,435	15%	$13,512	22%
Collective trust fund programs	11	450	(98)%	626	(28)%
Liquidity funds	6,008	5,553	8%	5,120	8%
Total assets under management	$24,881	$22,438	11%	$19,258	17%
Client proprietary assets under administration	12,178	10,355	18%	10,672	(3)%
Total assets	$37,059	$32,793	13%	$29,930	10%
Investment Advisors:
Equity and fixed-income programs	$31,220	$26,639	17%	$27,680	(4)%
Collective trust fund programs	14	1,298	(99)%	1,820	(29)%
Liquidity funds	2,514	2,505	—%	1,641	53%
Total assets under management	$33,748	$30,442	11%	$31,141	(2)%
Institutional Investors:
Equity and fixed-income programs	$62,160	$49,051	27%	$48,699	1%
Collective trust fund programs	102	492	(79)%	623	(21)%
Liquidity funds	2,454	3,888	(37)%	3,382	15%
Total assets under management	$64,716	$53,431	21%	$52,704	1%
Investment Managers:
Equity and fixed-income programs	$67	$57	N/A	$1	N/A
Collective trust fund programs	16,197	11,255	44%	8,177	38%
Liquidity funds	408	152	168%	313	(51)%
Total assets under management	$16,672	$11,464	45%	$8,491	35%
Client proprietary assets under administration	244,671	221,198	11%	233,079	(5)%
Total assets	$261,343	$232,662	12%	$241,570	(4)%
Investments in New Businesses:
Equity and fixed-income programs	$513	$515	—%	$569	(9)%
Liquidity funds	43	37	16%	65	(43)%
Total assets under management	$556	$552	1%	$634	(13)%
LSV:
Equity and fixed-income programs	$60,947	$53,712	13%	$60,058	(11)%
Total:
Equity and fixed-income programs	$173,769	$146,409	19%	$150,519	(3)%
Collective trust fund programs	16,324	13,495	21%	11,246	20%
Liquidity funds	11,427	12,135	(6)%	10,521	15%
Total assets under management	$201,520	$172,039	17%	$172,286	—%
Client proprietary assets under administration	256,849	231,553	11%	243,751	(5)%
Total assets under management and administration	$458,369	$403,592	14%	$416,037	(3)%

Average Asset Balances
This table presents average asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Average Asset Balances
(In millions)	For the Year Ended December 31,
			Percent		Percent
	2012	2011	Change	2010	Change
Private Banks:
Equity and fixed-income programs	$17,434	$15,891	10%	$12,579	26%
Collective trust fund programs	282	526	(46)%	772	(32)%
Liquidity funds	5,332	5,145	4%	5,247	(2)%
Total assets under management	$23,048	$21,562	7%	$18,598	16%
Client proprietary assets under administration	10,873	10,672	2%	10,907	(2)%
Total assets	$33,921	$32,234	5%	$29,505	9%
Investment Advisors:
Equity and fixed-income programs	$29,611	$27,274	9%	$25,832	6%
Collective trust fund programs	728	1,497	(51)%	2,118	(29)%
Liquidity funds	1,970	1,970	—%	1,986	(1)%
Total assets under management	$32,309	$30,741	5%	$29,936	3%
Institutional Investors:
Equity and fixed-income programs	$56,584	$49,895	13%	$45,926	9%
Collective trust fund programs	312	542	(42)%	649	(16)%
Liquidity funds	3,415	3,453	(1)%	3,358	3%
Total assets under management	$60,311	$53,890	12%	$49,933	8%
Investment Managers:
Equity and fixed-income programs	$63	$39	62%	$2	N/A
Collective trust fund programs	13,873	9,978	39%	7,687	30%
Liquidity funds	276	199	39%	467	(57)%
Total assets under management	$14,212	$10,216	39%	$8,156	25%
Client proprietary assets under administration	233,024	235,096	(1)%	225,045	4%
Total assets	$247,236	$245,312	1%	$233,201	5%
Investments in New Businesses:
Equity and fixed-income programs	$537	$545	(1)%	$520	5%
Liquidity funds	35	47	(26)%	73	(36)%
Total assets under management	$572	$592	(3)%	$593	—%
LSV:
Equity and fixed-income programs	$57,935	$58,478	(1)%	$53,345	10%
Total:
Equity and fixed-income programs	$162,164	$152,122	7%	$138,204	10%
Collective trust fund programs	15,195	12,543	21%	11,226	12%
Liquidity funds	11,028	10,814	2%	11,131	(3)%
Total assets under management	$188,387	$175,479	7%	$160,561	9%
Client proprietary assets under administration	243,897	245,768	(1)%	235,952	4%
Total assets under management and administration	$432,284	$421,247	3%	$396,513	6%

In the preceding tables, assets under management are total assets of our clients or their customers invested in our equity and fixed-income investment programs, collective trust fund programs, and liquidity funds for which we provide asset management services. Assets under management and administration also include total assets of our clients or their customers for which we provide administrative services, including client proprietary fund balances for which we provide administration and/or distribution services. All assets presented in the preceding tables are not included in the accompanying Consolidated Balance Sheets because we do not own them.
Business Segments
Revenues, Expenses, and Operating Profit (Loss) for our business segments for the year ended 2012 compared to the year ended 2011, and for the year ended 2011 compared to the year ended 2010 are:

Year Ended December 31,	2012	2011	Percent Change	2010	Percent Change
Private Banks:
Revenues	$364,788	$348,122	5%	$346,668	—%
Expenses	357,001	339,339	5%	310,633	9%
Operating Profit	$7,787	$8,783	(11)%	$36,035	(76)%
Operating Margin	2%	3%		10%
Investment Advisors:
Revenues	202,703	189,780	7%	183,378	3%
Expenses	120,146	110,438	9%	110,388	—%
Operating Profit	$82,557	$79,342	4%	$72,990	9%
Operating Margin	41%	42%		40%
Institutional Investors:
Revenues	227,889	210,027	9%	206,531	2%
Expenses	116,546	106,585	9%	106,934	—%
Operating Profit	$111,343	$103,442	8%	$99,597	4%
Operating Margin	49%	49%		48%
Investment Managers:
Revenues	193,484	177,975	9%	160,159	11%
Expenses	127,525	115,963	10%	103,421	12%
Operating Profit	$65,959	$62,012	6%	$56,738	9%
Operating Margin	34%	35%		35%
Investments in New Businesses:
Revenues	3,658	3,823	(4)%	4,099	(7)%
Expenses	14,954	11,559	29%	12,676	(9)%
Operating Loss	$(11,296)	$(7,736)	N/A	$(8,577)	N/A
For additional information pertaining to our business segments, see Note 13 to the Consolidated Financial Statements.

Private Banks

Year Ended December 31,	2012	2011	Percent Change	2010	Percent Change
Revenues:
Investment processing and software servicing fees	$233,790	$220,684	6%	$229,247	(4)%
Asset management, administration & distribution fees	103,712	96,531	7%	87,288	11%
Transaction-based and trade execution fees	27,286	30,907	(12)%	30,133	3%
Total revenues	$364,788	$348,122	5%	$346,668	—%
Revenues increased $16.7 million, or five percent, in 2012 compared to the prior year. Revenues during 2012 were primarily affected by:

•	Increased recurring investment processing fees from new investment processing clients;

•	Increased one-time project revenue from new and existing bank clients;

•	Increased fees earned on our mutual fund trading solution due to an increase in assets processed on the system from new and existing clients;

•	Increased investment management fees from existing international clients due to higher average assets under management from improved capital markets; partially offset by

•	Lower recurring investment processing fees due to price reductions provided to existing clients that recontracted for longer periods and client losses; as well as

•	Decreased transaction-based fees due to lower trading volumes across the majority of our bank clients.
Revenues increased slightly in 2011 compared to the prior year. Revenues during 2011 were primarily affected by:

•
Increased investment management fees from existing international clients due to higher average assets under management from improved capital markets in late 2010 into the first half of 2011, positive cash flows and favorable exchange rates; and

•	Increased net investment processing fees from new clients implemented onto GWP; partially offset by

•	Lower recurring investment processing fees due to price reductions provided to existing clients that recontracted for longer periods, lower transaction volumes and client losses occurring in 2010; and

•	Lower one-time project-related investment processing fees.
Operating margins were two percent in 2012 and three percent in 2011. Operating income decreased $1.0 million, or 11 percent, in 2012 compared to the prior year. Operating income in 2012 was primarily affected by:

•
Increased amortization expense related to GWP due to continued releases and the discontinuation of specific functionality within the platform resulting in $2.7 million of expense recognized in the third quarter 2012 for the remaining net book value of the component;

•	Increased direct expenses associated with increased investment management fees from existing international clients;

•	Increased sales compensation expense due to new business activity and other personnel costs, mainly salary, benefits and incentive compensation;

•	Increased non-capitalized development costs, mainly personnel costs, relating to GWP; and

•	Increased operational costs, mainly personnel and third party service provider costs, for servicing new and existing clients implemented onto GWP; partially offset by

•	An increase in revenues; and

•	Decreased direct expenses associated with the decreased trade execution fees.
Operating margins were three percent in 2011 and ten percent in 2010. Operating income decreased $27.3 million, or 76 percent, in 2011 compared to the prior year. Operating income in 2011 was primarily affected by:

•	Increased non-capitalized development costs, mainly consulting fees, and amortization expense relating to GWP;

•	Increased operational costs, mainly personnel and data processing and computer-related expenses, for servicing new and existing clients implemented onto GWP; and

•	Increased direct expenses associated with increased investment management fees from existing international clients; partially offset by

•	Decreased stock-based compensation costs due to the acceleration in 2010, net of the reversal of stock-based compensation costs in the third quarter 2010;

•	Decreased one-time termination costs associated with a workforce reduction in first quarter 2010; and

•	An increase in revenues.

Investment Advisors
Revenues increased $12.9 million, or seven percent, in 2012 compared to the prior year. Revenues during 2012 were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by market appreciation during 2012 and an increase in net cash flows from new and existing advisors in both our mutual fund and managed account solutions,

•	An increase in the average basis points earned on assets due to the increase in average assets under management; partially offset by

•	Lower fees earned from our collective trust fund offering due to the closing of the SEI Stable Asset Fund during 2012.
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

Operating margins were 41 percent in 2012 and 42 percent in 2011. Operating income increased $3.2 million, or four percent, in 2012 compared to the prior year. Operating income in 2012 was primarily affected by:

•	An increase in revenues;

•	A decrease in direct costs associated with the closing of the SEI Stable Asset Fund; partially offset by

•
Increased amortization expense relating to GWP as well as spending associated with building the necessary functionality and infrastructure for servicing financial institutions and investment advisors in the United States; and

•	Increased sales compensation expense due to new business activity and other personnel costs, mainly salary, benefits and incentive compensation.
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

•
Increased non-capitalized development costs and amortization expense relating to GWP as well as spending associated with building the necessary functionality and infrastructure for servicing financial institutions and investment advisors in the United States; and

•	Increased compensation and other personnel expenses.

Institutional Investors
Revenues increased $17.9 million, or nine percent, in 2012 compared to the prior year. Revenues during 2012 were primarily affected by:

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
Operating margins were 49 percent in 2012 and 2011. Operating income increased $7.9 million, or eight percent, in 2012 compared to the prior year. Operating income during 2012 was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased sales compensation expense due to new business activity and other personnel costs, mainly salary, benefits and incentive compensation; and

•	Increased direct expenses associated with higher investment management fees.
Operating margins were 49 percent in 2011 and 48 percent in 2010. Operating income increased $3.8 million, or four percent, in 2011 compared to the prior year. Operating income during 2011 was primarily affected by:

•	An increase in revenues;

•	Decreased stock-based compensation costs due to the acceleration in 2010, net of the reversal of stock-based compensation costs in the third quarter 2010; and

•	Decreased discretionary marketing and promotion expenses; partially offset by

•	Increased compensation and other personnel expenses; and

•	Increased direct expenses associated with higher investment management fees.
Investment Managers
Revenues increased $15.5 million, or nine percent, in 2012 compared to the prior year. Revenues during 2012 were primarily affected by:

•	Cash flows from new clients of our hedge funds and collective trust fund solutions;

•	Net positive cash flows from existing hedge fund clients due to new funding along with higher valuations from capital market increases; and

•	Increased accounts from our separately managed account program due to new clients and existing clients involved in mergers; partially offset by client losses.
Revenues increased $17.8 million, or 11 percent, in 2011 compared to the prior year. Revenues during 2011 were primarily affected by:

•	Cash flows from new clients of our hedge funds and collective trust fund solutions;

•	Net positive cash flows from existing hedge fund clients mainly due to higher valuations from capital market increases mostly during the first half of 2011; and

•	Increased accounts from our separately managed account program due to new clients and existing clients involved in mergers; partially offset by client losses.
Operating margins were 34 percent in 2012 and 35 percent in 2011. Operating income increased $3.9 million, or six percent, in 2012 compared to the prior year. Operating income during 2012 was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses and other operational costs to service new clients of our hedge fund and separately managed accounts solutions.
Operating margins were 35 percent in 2011 and 2010. Operating income increased $5.3 million, or nine percent, in 2011 compared to the prior year. Operating income during 2011 was primarily affected by:

•	An increase in revenues; and

•	Decreased stock-based compensation costs due to the acceleration in 2010, net of the reversal of stock-based compensation costs in the third quarter 2010; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new clients of our hedge fund and separately managed accounts solutions.
Other
Other Income and Expense Items
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2012	2011	2010
Net gain from investments	$14,067	$3,360	$48,533
Interest and dividend income	5,696	5,829	6,326
Interest expense	(504)	(585)	(1,478)
Other expense, net	—	—	(590)
Equity in earnings of unconsolidated affiliates	98,671	105,818	99,457
Total other income and expense items, net	$117,930	$114,422	$152,248

Net gain from investments
Net gain from investments consists of:

Year Ended December 31,	2012	2011	2010
Gains from SIV securities	$13,240	$3,390	$44,247
Net realized and unrealized gains (losses) from marketable securities	1,123	(25)	1,214
Other (losses) gains	(296)	(5)	3,072
Net gain from investments	$14,067	$3,360	$48,533

We record our SIV securities at fair value and recognize unrealized gains and losses of the securities in current earnings. During 2012, 2011 and 2010, we recognized net gains from SIV securities of $13.2 million, $3.4 million and $44.2 million, respectively. Of the net gains recognized during 2012, $6.8 million resulted from cash payments received from the SIV securities and $1.1 million was from a net increase in fair value. In November 2012, we sold our remaining SIV security, the Gryphon senior note, and recognized a gain of $5.3 million from the sale. During 2011, we recognized gains from SIV securities of $3.4 million, of which $10.6 million resulted from cash payments received from the SIV securities offset by losses of $7.2 million which resulted from a decrease in fair value at December 31, 2011. Of the net gains recognized during 2010, $27.5 million resulted from cash payments received from SIV securities and $16.5 million resulted from a net increase in the fair value at December 31, 2010. In addition, we recognized a net gain of $0.2 million from sales of three SIV securities during 2010. These gains and losses are included in Gains from SIV securities in the preceding table.
We recognized a $3.1 million gain in 2010 due to the sale of our ownership interest in a small company that was involved in a merger. This gain is reflected in Other (losses) gains in the preceding table.
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes our ownership in LSV. In March 2009, certain partners of LSV, including SEI, agreed to designate a portion of their partnership interest for the purpose of providing an interest in the partnership to a select group of key LSV employees. In April 2012, these contributing partners agreed to provide a partnership interest to the key LSV employees thereby reducing our interest in LSV to approximately 39.8 percent from 41.2 percent.
Our proportionate share in the earnings of LSV was $100.0 million and $105.8 million in 2012 and 2011, respectively. The decrease in 2012 was primarily due to lower profits due to increased operating expenses, mainly related to personnel. LSV revenues were flat in 2012 as compared to 2011. In 2011, our proportionate share in the earnings of LSV increased to $105.8 million from $99.5 million in 2010. The increase in 2011 was also due to improved capital markets and increased performance fees.
Noncontrolling interest
Noncontrolling interest includes the interest of other shareholders in our joint venture in SAK, an asset management firm located in South Korea (See the caption "Sale of SEI Asset Korea" later in this discussion for more information).
Income Taxes
Our effective tax rate was 36.9 percent in 2012, 35.2 percent in 2011, and 37.0 percent in 2010. The 2012 tax rate was negatively affected by the expiration of the research and development tax credit, which was not reinstated until the signing of the American Taxpayer Relief Act of 2012 into law on January 3, 2013. The tax credit was reinstated retroactively for 2012; however, accounting guidance requires the determination of current and deferred taxes be based upon enacted tax law as of the balance sheet date. The effect of the 2012 research and development tax credit will be reflected in the first quarter of 2013. The 2012 tax rate was also negatively affected by the accrual of U.S. deferred taxes on the undistributed earnings of SEI AK. As a result of the expected sale of SEI AK, we no longer consider the undistributed earnings of that subsidiary to be indefinitely reinvested and therefore accrued U.S. deferred taxes on the cumulative undistributed earnings (See caption "Sale of SEI Asset Korea" later in this discussion for additional information). This increase of taxes was partially offset by state tax planning. Our tax rate in 2011 was favorably impacted by determination that we were eligible for the Domestic Production Activities Deduction. The effective rate for 2011 reflects the benefit of this deduction for 2007 through 2011. Excluding the benefit for the Domestic Production Activities Deduction, our effective tax rate would be 37.4 percent. We expect our effective tax rate to be between 35.0 and 36.0 percent in 2013 with the first quarter rate expected to be lower than the remaining quarters.
Stock-Based Compensation
During 2012, 2011 and 2010, we recognized approximately $15.7 million, $14.1 million and $26.8 million, respectively, in stock-based compensation expense.

Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Stock-Based Compensation Expense

2013	$18,274
2014	17,978
2015	6,708
2016	3,711
2017	3,593
$50,264
Fair Value Measurements
The fair value of our financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of most of our financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equities or mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. Our Level 3 financial assets consisted mainly of SIV securities. As of December 31, 2012, we no longer own any SIV securities. We did not have any financial liabilities at December 31, 2012 or 2011. See Note 5 to the Consolidated Financial Statements for more information pertaining to the valuation of SIV securities.
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
As of December 31, 2012, SEI AK had total corporate assets of $54.8 million, of which $48.3 million is included in Cash and Cash equivalents on the Consolidated Balance Sheet. All other accounts of SEI AK are not material to any financial statement line item in the Consolidated Financial Statements.
We did not provide U.S. deferred taxes on the undistributed earnings of SEI AK since its inception because we considered those earnings to be indefinitely reinvested. As a result of the potential sale of SEI AK, however, we no longer consider the undistributed earnings of SEI AK to be indefinitely reinvested and accrued $4.8 million in U.S. deferred taxes on the cumulative undistributed earnings during 2012.
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
Regulatory Matters
Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry; the introduction and implementation of new solutions for our financial services industry clients; the increased regulatory oversight of the financial services industry generally; new laws and regulations affecting the financial services industry and ever-changing regulatory interpretations of existing laws and regulations; and a greater propensity of regulators to pursue enforcement actions and other sanctions against regulated entities, have made this an increasingly challenging and costly regulatory environment in which to operate.
During the last twelve months, SEI and some of our regulated subsidiaries have undergone or been scheduled to undergo a range of periodic or thematic reviews or examinations by more than eight regulatory authorities around the world, including the

Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the Financial Services Authority of the United Kingdom, the Central Bank of Ireland and others. In a number of instances, these are the first recurring examinations by these regulatory authorities. These examinations typically result in the identification of matters or practices to be addressed by us or our subsidiaries and, in certain circumstances, the regulatory authorities could require remediation activities or pursue enforcement proceedings against us or our subsidiaries. As described under the caption “Regulatory Considerations” in Item 1 of this report, the range of possible sanctions that are available to regulatory authorities include limitations on our ability to engage in business for specified periods of time, the revocation of registration, censures and fines. The direct and indirect costs of responding to these examinations and reviews and of complying with new or modified regulations, as well as the potential financial costs and potential reputational impact against us of any enforcement proceedings that might result, is uncertain but could have a material adverse impact on our operating results or financial position.
Liquidity and Capital Resources

Year Ended December 31,	2012	2011	2010
Net cash provided by operating activities	$257,490	$256,962	$229,326
Net cash provided by (used in) investing activities	16,627	(31,950)	(41,475)
Net cash used in financing activities	(242,856)	(300,318)	(282,436)
Net increase (decrease) in cash and cash equivalents	31,261	(75,306)	(94,585)
Cash and cash equivalents, beginning of year	420,986	496,292	590,877
Cash and cash equivalents, end of year	$452,247	$420,986	$496,292
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At December 31, 2012, our unused sources of liquidity consisted of cash and cash equivalents and the full amount available under the existing credit facility which does not expire until February 2017.
In February 2012, we replaced our previous credit facility with a new five-year credit facility agreement which provides for borrowings of up to $300.0 million. The new credit facility is a senior unsecured revolving line of credit with Wells Fargo Bank, National Association, and a syndicate of other lenders and is scheduled to expire in February 2017. The availability of the new credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. We currently have no borrowings under the new credit facility.
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of January 31, 2013, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $245.9 million.
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
Cash flows from operations increased $0.5 million in 2012 compared to 2011 primarily due to an increase in our earnings. The net change in our working capital accounts is mostly impacted by changes in our receivables balances. The increase in our receivables is largely due to our growth in revenues in our asset management business and an increased proportion of our receivables related to investment operations services which provide for comparatively longer billing schedules due to longer processes in valuing the underlying securities upon which the billings are based. We do not foresee any significant collectibility issues regarding receivables and have not received any indications that we should anticipate any significant collectibility issues in the near term.
Cash flows from operations increased $27.6 million in 2011 compared to 2010 due to the partnership distribution payments received from LSV, non-cash adjustments for net realized gains from marketable securities in 2011 as opposed to 2010, and the net change in our working capital accounts.

Cash flows from investing activities increased $48.6 million in 2012 compared to 2011 primarily due to the sale of the Gryphon notes and reduced purchases of marketable securities. Net cash used in investing activities includes:

•
Purchases, sales and maturities of marketable securities. We had cash outflows of $33.7 million for the purchase of marketable securities in 2012 as compared to $74.0 million in 2011. Marketable securities purchased in 2012 primarily consisted of investments in short-term U.S. government agency and commercial paper securities through SIDCO's cash management program and investments for the start-up of new investment products. Marketable securities purchased in 2011 consisted of investments in short-term U.S. government agency and commercial paper securities by SIDCO, additional GNMA securities to satisfy applicable regulatory requirements of SPTC and investments for the start-up of new investment products. We had cash inflows of $108.2 million from sales and maturities of marketable securities, including principal prepayments received from our GNMA and SIV securities, in 2012 as compared to $99.8 million in 2011. Marketable securities sold in 2012 and 2011 primarily include the proceeds from the sales of SIV securities.

•
The capitalization of costs incurred in developing computer software. We will continue the development of GWP through a series of releases to expand the functionality of the platform. We capitalized $31.0 million of software development costs in 2012 as compared to $41.0 million in 2011. Amounts capitalized in 2012 and 2011 include costs for significant enhancements and upgrades to the platform.

•	Capital expenditures. Our capital expenditures in 2012 and 2011 primarily include purchased software and equipment for our data center operations.
Cash flows from financing activities decreased $57.5 million in 2012 compared to 2011. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. The following table lists information regarding repurchases of our common stock during 2012, 2011, and 2010:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost
2012	7,528,000	$20.62	$155,264
2011	11,109,000	19.01	211,165
2010	5,814,000	20.81	120,982

•
Principal payments of our debt. Principal payments in 2011 include payments of $95.0 million to repay the remaining balance of our former credit facility. We fully repaid our former credit facility with the final payment of $20.0 million made in December 2011 and had no debt outstanding during 2012 (See Note 7).

•
Dividend payments. Our Board of Directors declared a semi-annual cash dividend of $0.16 per share as well as a one-time, special cash dividend of $0.32 per share on December 11, 2012. The semi-annual and special dividends were paid on December 28, 2012 for a total of $82.7 million. The following table lists information regarding cash dividends paid during 2012, 2011, and 2010:

Year	Cash Dividends Paid	Cash Dividends Paid per Share
2012	$135,335	$0.78
2011	22,041	0.12
2010	54,634	0.29
The increase in dividends paid in 2012 was due to the special dividend in 2012 and the payment date of the regular semi-annual dividend declared in December 2012 occurring in the calendar year as compared to the payment date of the semi-annual dividend declared in December 2011 which occurred in January of 2012.
We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for ongoing operations; continued investment in new products and equipment; our common stock repurchase program and future dividend payments.
Significant Arrangement
On October 1, 2012, we provided an unsecured guaranty of the obligations of LSV Employee Group III to The PrivateBank and Trust Company and certain other lenders. We entered into this agreement in order to facilitate the acquisition of certain partnership interests of LSV by LSV Employee Group III. Additional information pertaining to the agreement is presented in Note 2 to the Consolidated Financial Statements.

Contractual Obligations and Contingent Obligations
As of December 31, 2012, the Company is obligated to make payments in connection with its lines of credit, operating leases, maintenance contracts and other commitments in the amounts listed below. The Company has no unrecorded obligations other than the items noted in the following table:

	Total	2013	2014	2015 to 2016	2017 and thereafter
Line of credit (a)	$1,862	$456	$456	$912	$38
Operating leases and maintenance agreements (b)	35,591	15,138	6,283	4,977	9,193
Other commitments (c)	5,291	5,291	—	—	—
Total	$42,744	$20,885	$6,739	$5,889	$9,231

(a)	Amounts include estimated commitment fees for our credit facility. See Note 7 to the Consolidated Financial Statements.

(b)	See Note 11 to the Consolidated Financial Statements.

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
The use of Level 3 inputs to determine the fair value of our financial assets requires considerable judgment by management. Our Level 3 financial assets primarily consisted of SIV securities we owned. As of December 31, 2012, we no longer own any SIV securities. We did not have any financial liabilities at December 31, 2012 or 2011 (See Fair Value Measurements section earlier in this discussion).

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
We evaluate the carrying value of our capitalized software when circumstances indicate the carrying value may not be recoverable. The review of capitalized software for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. Our capitalized software was developed using mainstream technologies that are industry standards and are based on technology developed by multiple vendors that are significant industry leaders. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. In 2012, we determined that no events or change in circumstances had occurred that would indicate that our capitalized software development costs were impaired (See Note 1 to the Consolidated Financial Statements).
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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SEI Investments Company and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
February 22, 2013

	Consolidated Balance Sheets (In thousands)	SEI Investments Company and Subsidiaries

	December 31,	2012	2011
Assets	Current Assets:
	Cash and cash equivalents	$452,247	$420,986
	Restricted cash	6,000	6,000
	Receivables from regulated investment companies	31,084	25,800
	Receivables, net of allowance for doubtful accounts of $805 and $924 (Note 4)	171,734	142,109
	Deferred income taxes, net	2,012	1,150
	Securities owned	20,088	20,949
	Other current assets	18,239	17,957
	Total Current Assets	701,404	634,951
	Property and Equipment, net of accumulated depreciation of $201,418 and $182,453 (Note 4)	127,581	129,548
	Capitalized Software, net of accumulated amortization of $149,747 and $117,100	307,490	309,133
	Investments Available for Sale (Note 6)	75,869	83,008
	Trading Securities (Note 6)	5,909	56,325
	Investment in Unconsolidated Affiliates (Note 2)	77,398	68,454
	Other Assets, net	14,173	13,140
	Total Assets	$1,309,824	$1,294,559
The accompanying notes are an integral part of these financial statements.

	Consolidated Balance Sheets (In thousands, except par value)	SEI Investments Company and Subsidiaries

	December 31,	2012	2011
Liabilities and Equity	Current Liabilities:
	Accounts payable	$11,248	$1,999
	Accrued liabilities (Note 4)	138,305	147,044
	Deferred revenue	2,452	2,030
	Total Current Liabilities	152,005	151,073
	Deferred Income Taxes	93,458	93,751
	Other Long-term Liabilities (Note 12)	7,032	8,276
	Total Liabilities	252,495	253,100
	Commitments and Contingencies (Note 11)
	Equity:
	SEI Investments Shareholders’ Equity:
	Series Preferred stock, $.05 par value, 50 shares authorized; no shares issued and outstanding	—	—
	Common stock, $.01 par value, 750,000 shares authorized; 172,220 and 176,506 shares issued and outstanding	1,722	1,765
	Capital in excess of par value	624,305	577,949
	Retained earnings	405,914	443,702
	Accumulated other comprehensive income, net	6,239	1,900
	Total SEI Investments Shareholders’ Equity	1,038,180	1,025,316
	Noncontrolling Interest	19,149	16,143
	Total Equity	1,057,329	1,041,459
	Total Liabilities and Equity	$1,309,824	$1,294,559
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2012	2011	2010
Revenues:
Asset management, administration and distribution fees	$723,630	$669,788	$628,535
Information processing and software servicing fees	236,190	222,417	231,529
Transaction-based and trade execution fees	32,702	37,522	40,771
Total revenues	992,522	929,727	900,835
Expenses:
Subadvisory, distribution and other asset management costs	106,048	103,134	101,722
Software royalties and other information processing costs	26,722	27,437	24,419
Brokerage commissions	23,889	27,022	28,882
Compensation, benefits and other personnel	335,296	289,445	269,165
Stock-based compensation	15,736	14,112	26,783
Consulting, outsourcing and professional fees	109,828	113,171	89,033
Data processing and computer related	46,617	47,003	41,064
Facilities, supplies and other costs	60,976	55,579	56,284
Amortization	33,258	27,288	24,048
Depreciation	22,586	21,471	21,902
Total expenses	780,956	725,662	683,302
Income from operations	211,566	204,065	217,533
Net gain from investments	14,067	3,360	48,533
Interest and dividend income	5,696	5,829	6,326
Interest expense	(504)	(585)	(1,478)
Other expense, net	—	—	(590)
Equity in earnings of unconsolidated affiliates	98,671	105,818	99,457
Net income before income taxes	329,496	318,487	369,781
Income taxes	121,462	111,837	136,461
Net income	$208,034	$206,650	$233,320
Less: Net income attributable to the noncontrolling interest	(1,186)	(1,691)	(1,633)
Net income attributable to SEI Investments Company	$206,848	$204,959	$231,687

Basic earnings per common share	$1.19	$1.12	$1.23
Shares used to compute basic earnings per share	174,295	182,547	188,468
Diluted earnings per common share	$1.18	$1.11	$1.22
Shares used to compute diluted earnings per share	175,872	184,127	190,321
Dividends declared per common share	$0.63	$0.27	$0.20
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2012	2011	2010
Net income	$208,034	$206,650	$233,320
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	5,904	(3,195)	2,205
Unrealized holding gain on investments:
Unrealized holding gains during the period, net of income taxes of $86, $811 and $486	341	1,369	484
Less: reclassification adjustment for gains realized in net income, net of income taxes of $50, $77 and $56	(86)	(134)	(105)
Total other comprehensive gain (loss), net of taxes	6,159	(1,960)	2,584
Comprehensive income	214,193	204,690	235,904
Less: Comprehensive income attributable to noncontrolling interest	(3,006)	(988)	(2,318)
Comprehensive income attributable to SEI Investments	$211,187	$203,702	$233,586
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2012	2011	2010
Shares of Common Stock
Beginning balance	176,506	186,141	190,208
Purchase and retirement of common stock	(7,528)	(11,109)	(5,814)
Issuance of common stock under the employee stock purchase plan	105	110	114
Issuance of common stock upon exercise of stock options	3,137	1,364	1,633
Ending balance	172,220	176,506	186,141

Common Stock
Beginning balance	$1,765	$1,861	$1,902
Purchase and retirement of common stock	(75)	(111)	(58)
Issuance of common stock under the employee stock purchase plan	1	1	1
Issuance of common stock upon exercise of stock options	31	14	16
Ending balance	$1,722	$1,765	$1,861

Capital In Excess of Par Value
Beginning balance	$577,949	$565,393	$522,080
Purchase and retirement of common stock	(19,370)	(27,196)	(13,426)
Issuance of common stock under the employee stock purchase plan	1,794	1,892	1,902
Issuance of common stock upon exercise of stock options	47,613	22,314	26,177
Stock-based compensation	15,736	14,112	26,783
Tax benefit on stock options exercised	583	1,434	1,877
Ending balance	$624,305	$577,949	$565,393

Retained Earnings
Beginning balance	$443,702	$471,159	$384,483
Net income attributable to SEI Investments Company	206,848	204,959	231,687
Purchase and retirement of common stock	(135,819)	(183,858)	(107,498)
Dividends declared	(108,817)	(48,558)	(37,513)
Ending balance	$405,914	$443,702	$471,159

Accumulated Other Comprehensive Income
Beginning balance	$1,900	$3,157	$1,258
Other comprehensive income (loss)	4,339	(1,257)	1,899
Ending balance	$6,239	$1,900	$3,157

Total SEI Investments Shareholders’ Equity	$1,038,180	$1,025,316	$1,041,570

Noncontrolling interest	$19,149	$16,143	$15,155

Total Equity	$1,057,329	$1,041,459	$1,056,725
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2012	2011	2010
Cash flows from operating activities:
Net income	$208,034	$206,650	$233,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,586	21,471	21,902
Amortization	33,258	27,288	24,048
Equity in earnings of unconsolidated affiliates	(98,671)	(105,818)	(99,457)
Distributions received from unconsolidated affiliate	92,227	109,273	72,060
Stock-based compensation	15,736	14,112	26,783
Provision for losses on receivables	(119)	(271)	(1,004)
Deferred income tax expense	(1,191)	1,001	6,461
Net realized gains from investments	(14,067)	(3,360)	(48,533)
Change in other long-term liabilities	(1,244)	2,631	(81)
Change in other assets	(619)	315	(379)
Other	6,680	(3,148)	2,852
Change in current assets and liabilities:
Decrease (increase) in:
Restricted cash for broker-dealer operations	—	—	16,000
Receivables from regulated investment companies	(5,284)	3,482	(1,148)
Receivables	(30,852)	(11,474)	(11,032)
Other current assets	(282)	(1,689)	(1,101)
Increase (decrease) in:
Accounts payable	9,249	(2,583)	1,734
Accrued liabilities	21,627	(1,340)	(13,847)
Deferred revenue	422	422	748
Total adjustments	49,456	50,312	(3,994)
Net cash provided by operating activities	$257,490	$256,962	$229,326
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2012	2011	2010
Cash flows from investing activities:
Additions to restricted cash	—	(2,000)	—
Additions to property and equipment	(23,070)	(12,271)	(13,611)
Additions to capitalized software	(31,004)	(40,954)	(38,729)
Purchases of marketable securities	(33,662)	(73,960)	(39,085)
Prepayments and maturities of marketable securities	53,352	61,582	58,174
Sales of marketable securities	54,830	38,247	28,859
Purchases of other investments	(3,819)	(7,500)	—
Sales of other investments	—	4,906	—
LSV and LSV Employee Group cash balances, net (A)	—	—	(37,083)
Net cash provided by (used in) investing activities	16,627	(31,950)	(41,475)
Cash flows from financing activities:
Payments on long-term debt	—	(95,000)	(138,000)
Purchase and retirement of common stock	(157,543)	(208,932)	(119,775)
Proceeds from issuance of common stock	49,439	24,221	28,096
Tax benefit on stock options exercised	583	1,434	1,877
Payment of dividends	(135,335)	(22,041)	(54,634)
Net cash used in financing activities	(242,856)	(300,318)	(282,436)

Net increase (decrease) in cash and cash equivalents	31,261	(75,306)	(94,585)

Cash and cash equivalents, beginning of year	420,986	496,292	590,877

Cash and cash equivalents, end of year	$452,247	$420,986	$496,292

Interest paid	$367	$559	$1,488
Income taxes paid	$113,160	$116,483	$145,553

Non-cash financing activities
Dividends declared but not paid	$—	$26,518	$—

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
Note 1 – Summary of Significant Accounting Policies
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
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries and entities in which it holds a controlling financial interest. The Company determines whether it has a controlling financial interest either by its decision-making ability through voting interests or by the extent of the Company’s participation in the economic risks and rewards of the entity through variable interests. The Company accounts for noncontrolling interests in consolidated entities for which the Company’s controlling financial interest is less than 100 percent. The Company’s principal subsidiaries are SEI Investments Distribution Co. (SIDCO), SEI Investments Management Corporation (SIMC), SEI Private Trust Company (SPTC), SEI Global Services, Inc. (SGSI) and SEI Investments (Europe) Limited (SIEL). All intercompany accounts and transactions have been eliminated.
The Company accounts for investments in unconsolidated entities that are 20 percent to 50 percent owned or are 20 percent or less owned and have the ability to exercise significant influence over the operating and financial policies of the entity under the equity method of accounting. Under this method of accounting, the Company’s interest in the net assets of unconsolidated entities is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheet and its interest in the earnings or losses of unconsolidated entities is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statement of Operations.
Variable Interest Entities
The Company has involvement with various variable interest entities (VIE or VIEs). These VIEs consist of LSV Employee Group II, LLC (LSV Employee Group II), LSV Employee Group III, LLC (LSV Employee Group III) and investment products established for clients created in the form of various types of legal entity structures. According to the most recent accounting guidance issued by the Financial Accounting Standards Board (FASB), the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could be potentially significant to the entity. The guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and requires disclosures about an enterprises involvement in VIEs.
The FASB deferred the accounting guidance for certain types of investment entities. The deferral allows asset managers that have no obligation to fund potentially significant losses of an investment entity to continue to apply the previous guidance to investment entities that have attributes of entities defined in the “Investment Company Guide.” The deferral applies to many mutual funds, hedge funds, private equity funds, venture capital and certain other types of entities. Also, money market funds subject to rule 2a-7 of the Investment Company Act of 1940 qualify for deferral. However, the deferral does not apply to the new disclosure requirements. All of the Company’s investment products where the Company is the sponsor and/or investment manager that are VIEs qualify for the deferral; therefore, the Company will continue to apply the previous guidance for the consolidation of VIEs (See Note 3).
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
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $247,314 and $281,760 at December 31, 2012 and 2011, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.
Restricted Cash
Restricted cash includes $5,000 at December 31, 2012 and 2011 segregated for regulatory purposes related to trade-execution services conducted by SIEL. Restricted cash also includes $1,000 at December 31, 2012 and 2011 segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
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
Property and Equipment
Property and Equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. Construction in progress includes the cost of construction and other direct costs attributable to the construction. When property and equipment are retired or disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives using the straight line method for financial statement purposes. No provision for depreciation is made for construction in progress until such time as the relevant assets are completed and put into service. The Company uses other depreciation methods, generally accelerated, for tax purposes where appropriate. Buildings and building improvements are depreciated over 25 to 39 years. Equipment, purchased software and furniture and fixtures have useful lives ranging from 3 to 5 years. Amortization of leasehold improvements is computed using the straight line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

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
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed pass-through certificates, Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes and investment grade commercial paper. The Company's Level 2 financial assets, with the exception of the GNMA securities, were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The GNMA mortgage-backed pass-through certificates were purchased for the sole purpose of satisfying specific regulatory requirements imposed on our wholly-owned limited purpose federal thrift subsidiary, SPTC. As a result, the Company's Level 2 financial assets are limited to only these types of fixed income securities.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company’s Level 3 financial assets primarily included structured investment vehicles (SIV) securities and any change in fair value for these securities is recognized in the current period.
The fair value of an asset or liability may include inputs from more than one level in the fair value hierarchy. The lowest level of significant inputs used to value the asset or liability determines which level the asset or liability is classified in its entirety.
See Note 5 for information on related disclosures regarding fair value measurements.
Capitalized Software
Costs incurred for the development of internal use software to be offered in a hosting arrangement is capitalized during the development stage of the software application. These costs include direct external and internal costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary and post-implementation stages of the software application are expensed as incurred. Costs associated with significant enhancements to a software application are capitalized while costs incurred to maintain existing software applications are expensed as incurred. The capitalization of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. Capitalized software development costs in 2012, 2011 and 2010 primarily relate to the further development of the Global Wealth Platform (GWP).

The initial version of GWP was placed into service in July 2007. Further enhancements and upgrades will continue to occur through a series of releases. As of December 31, 2012, the net book value of GWP was $304,271, net of accumulated amortization of $119,939. Capitalized software development costs in-progress at December 31, 2012 associated with future releases to GWP were $2,795. The Company capitalized $31,004, $40,954, and $38,729 of software development costs during 2012, 2011, and 2010, respectively.
Amortization of capitalized software development costs begins when the product is ready for its intended use. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily 3 to 15 years, with a weighted average remaining life of approximately 9.5 years. Amortization expense was $32,647, $26,153, and $23,053 in 2012, 2011, and 2010, respectively, and is included in Amortization expense on the accompanying Consolidated Statements of Operations. GWP has an estimated useful life of 15 years and a weighted average remaining life of 9.5 years. During 2012, the Company decided to discontinue the use of specific functionality within GWP and expensed the remaining net book value of $2,661 related to previously capitalized software development costs of the component. This cost is included in total amortization expense on the accompanying Consolidated Statements of Operations during 2012.
The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. In 2012 and 2011, the Company determined that no events or change in circumstances had occurred that would indicate that capitalized software development costs were impaired. Therefore, no impairment charges were recognized by the Company for any of its capitalized software development costs in 2012 or 2011.
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
Transaction gains and losses from exchange rate fluctuations are included in the results of operations in the periods in which they occur. There were no material gains or losses from exchange rate fluctuations in 2012, 2011 or 2010.
Earnings Per Common Share
Basic earnings per common share is computed by dividing net income attributable to SEI Investments common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to SEI Investments common shareholders by the combination of the weighted average number of common shares outstanding and the dilutive potential common shares, such as stock options, outstanding during the period. The calculations of basic and diluted earnings per share for 2012, 2011, and 2010 are:

	For the Year Ended December 31, 2012
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$206,848	174,295	$1.19
Dilutive effect of stock options	—	1,577
Diluted earnings per common share	$206,848	175,872	$1.18

	For the Year Ended December 31, 2011
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$204,959	182,547	$1.12
Dilutive effect of stock options	—	1,580
Diluted earnings per common share	$204,959	184,127	$1.11

	For the Year Ended December 31, 2010
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$231,687	188,468	$1.23
Dilutive effect of stock options	—	1,853
Diluted earnings per common share	$231,687	190,321	$1.22
Employee stock options to purchase approximately 13,202,000, 15,914,000, and 13,181,000 shares of common stock, with an average exercise price per share of $24.76, $23.07, and $23.79, were outstanding during 2012, 2011, and 2010, respectively, but not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive (See Note 8).
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
Note 2 – Investment in Unconsolidated Affiliates
LSV Asset Management
The Company has an investment in the general partnership LSV Asset Management (LSV). LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored mutual funds. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
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
At December 31, 2012, the Company’s total investment in LSV was $68,716. The investment in LSV exceeded the underlying equity in the net assets of LSV by $3,280, of which $3,062 is considered goodwill embedded in the investment. The Company’s proportionate share in the earnings of LSV was $99,989, $105,818 and $99,457 in 2012, 2011 and 2010, respectively. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV for $92,227, $109,273 and $93,302 in 2012, 2011 and 2010, respectively. The partnership distribution payment of $21,242 received in January 2010 is reflected in LSV and LSV Employee Group cash balances, net on the accompanying Consolidated Statement of Cash Flows.

These tables contain condensed financial information of LSV:

Condensed Statement of Operations Year ended December 31,	2012	2011	2010
Revenues	$296,261	$296,397	$273,381
Net income	$250,165	$257,519	$239,981

Condensed Balance Sheets December 31,	2012	2011
Current assets	$145,367	$136,601
Non-current assets	3,120	3,880
Total assets	$148,487	$140,481

Current liabilities	$17,869	$13,933
Partners’ capital	130,618	126,548
Total liabilities and partners’ capital	$148,487	$140,481
Guaranty Agreement with LSV Employee Group
LSV Employee Group is owned by several current employees of LSV and was formed for the sole purpose of owning a partnership interest in LSV. The Company does not own any interest in LSV Employee Group. In 2006, LSV Employee Group obtained financing from Bank of America, N.A. (Bank of America) and certain other lenders in the form of a term loan in the amount of $82,800 pursuant to the terms of a Credit Agreement. The Company agreed to provide a Guaranty Agreement to the lenders of all obligations of LSV Employee Group under the Credit Agreement. The Company’s direct interest in LSV was unchanged as a result of this transaction.
In January 2011, LSV Employee Group and Bank of America agreed to amend the Credit Agreement and extend the maturity date of the loan from January 2011 to July 2012. The Company’s obligations under the Guaranty Agreement remained in full force and effect with respect to the amended Credit Agreement. LSV Employee Group made the final principal payment of the term loan in October 2011 and the Company has no further obligation regarding the Guaranty Agreement.
Guaranty Agreement with LSV Employee Group II
In April 2011, a group of existing employees of LSV formed a new limited liability company, LSV Employee Group II, and agreed to purchase a partnership interest of an existing LSV employee for $4,300 of which $3,655 was financed through a new term loan with Bank of America. The Company provided an unsecured guaranty to the lenders of all the obligations of LSV Employee Group II. The lenders will have the right to seek payment from the Company in the event of a default by LSV Employee Group II. The term loan has a four year term and will be repaid from the quarterly distributions of LSV. LSV Employee Group II made principal payments of $1,031 and $458 during 2012 and 2011, respectively. As of December 31, 2012, the remaining unpaid principal balance of the term loan was $2,166. This amount is not reflected, nor is it required to be reflected, in the Company’s Consolidated Balance Sheet at December 31, 2012.
The Company’s direct interest in LSV was unchanged as a result of this transaction. The Company has determined that LSV Employee Group II is a VIE; however, the Company is not considered the primary beneficiary because it does not have the power to direct the activities that most significantly impact the economic performance of LSV Employee Group II either directly or through any financial responsibility from the guaranty.
As of January 31, 2013, the remaining unpaid principal balance of the term loan was $1,923. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group II and, furthermore, fully expects that LSV Employee Group II will meet all of their future obligations regarding the term loan.
Guaranty Agreement with LSV Employee Group III
In October 2012, a group of existing employees of LSV formed a new limited liability company called LSV Employee Group III and agreed to purchase a portion of the partnership interest of three existing LSV employees for $77,700, of which $69,930 was financed through two syndicated term loan facilities contained in a credit agreement with The PrivateBank and Trust Company. LSV Employee Group III owns the purchased partnership interest. The Company provided an unsecured guaranty for $45,000 of the obligations of LSV Employee Group III to the lenders through a guaranty agreement. In addition, LSV agreed to provide an unsecured guaranty for the remaining $24,930 of the obligations of LSV Employee Group III to the lenders through a separate guaranty agreement. The loan facility guaranteed by LSV has a three year term and will be repaid from the quarterly distributions of LSV. LSV Employee Group III made no principal payments on the term loans during 2012.

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
The Company’s direct interest in LSV was unchanged as a result of this transaction. The Company has determined that LSV Employee Group III is a VIE; however, the Company is not considered the primary beneficiary because it does not have the power to direct the activities that most significantly impact the economic performance of LSV Employee Group III either directly or through any financial responsibility from the guaranty.
In January 2013, LSV Employee Group III made a principal payment of $2,367 related to the term loan guaranteed by LSV. As of January 31, 2013, the remaining unpaid principal balances of the term loans guaranteed by LSV and the Company were $22,563 and $45,000, respectively. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.
Investment in Gao Fu Limited
The Company has an investment in Gao Fu Limited (Gao Fu), a wealth services firm based in Shanghai in the Republic of China. The Company accounts for its interest in Gao Fu using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of Gao Fu is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheets and its interest in the earnings or losses of Gao Fu is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
At December 31, 2012, the Company's total investment in Gao Fu was $8,682. The majority of the Company's investment exceeded the underlying equity in the net assets of Gao Fu and is considered goodwill embedded in the investment. The Company's proportionate share in the losses of Gao Fu was $1,318 in 2012.
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

Note 4 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	2012	2011
Trade receivables	$46,650	$37,822
Fees earned, not billed	116,019	92,916
Other receivables	9,870	12,295
	172,539	143,033
Less: Allowance for doubtful accounts	(805)	(924)
Receivables, net	$171,734	$142,109
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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2012	2011
Buildings	$137,751	$136,949
Equipment	66,167	64,256
Land	9,929	9,929
Purchased software	91,468	77,971
Furniture and fixtures	18,535	17,999
Leasehold improvements	5,037	4,558
Construction in progress	112	339
	328,999	312,001
Less: Accumulated depreciation	(201,418)	(182,453)
Property and Equipment, net	$127,581	$129,548
Depreciation expense related to property and equipment for 2012, 2011, and 2010 was $22,586, $21,471, and $21,902, respectively.
Other Assets
Other assets consist of long-term prepaid expenses, deposits, other investments at cost and various other assets. Amortization expense for certain other assets for 2012, 2011, and 2010 was $611, $1,135 and $995, respectively.
The Company recognized gains of $3,072 in 2010 due to the sale of its entire ownership interest in a small, private company that was involved in a merger. The Company’s investment in the firm had been accounted for under the cost basis. The gain is reflected in Net gain on investments on the accompanying Consolidated Statements of Operations.

Accrued Liabilities
Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2012	2011
Accrued employee compensation	$63,996	$48,112
Accrued employee benefits and other personnel	7,299	5,408
Accrued consulting, outsourcing and professional fees	16,676	17,477
Accrued brokerage fees	5,733	8,665
Accrued sub-advisory, distribution and other asset management fees	17,548	17,091
Accrued dividend payable	—	26,518
Other accrued liabilities	27,053	23,773
Accrued liabilities	$138,305	$147,044
Note 5 – Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in equities and mutual funds that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed pass-through certificates, Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes and investment grade commercial paper. The Company's Level 3 financial assets primarily consisted of senior note obligations issued by SIVs. In November 2012, the Company sold its remaining SIV security, the Gryphon senior note, and recognized a gain of $5,322 from the sale. As of December 31, 2012, the Company no longer owns any SIV securities.
The Company had no Level 3 financial liabilities at December 31, 2012 or 2011. There were no transfers of financial assets between levels within the fair value hierarchy during 2012 or 2011.
Valuation of GNMA, Other U.S. Government Agency Securities and Investment Grade Commercial Paper
All of the Company's investments in GNMA, other U.S. government agency securities and investment grade commercial paper are held in accounts at well-established financial institutions. The Company's selection of a financial institution for the purpose of purchasing securities considered a number of various factors including, but not limited to, securities pricing policies and procedures utilized by that financial institution. Each financial institution utilizes the services of independent pricing vendors. These vendors utilize evaluated and industry accepted pricing models that vary by asset class and incorporate available trade, bid and other market information to determine the fair value of the securities. The market inputs, listed in approximate order of priority, include: benchmark yields, reported trade, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company evaluated the information regarding the pricing methodologies and processes utilized by the independent pricing vendors during the selection process of the financial institution. The Company analyzed this information for the purpose of classifying the securities into the appropriate level within the fair value hierarchy and to ensure that each pricing model for each asset class provided the fair value of those specific securities in accordance with generally accepted accounting principles. The Company continually monitors the price of each security for any unanticipated deviations from the previously quoted price or deviations from anticipated changes in a security's price based upon an assessment of market factors and other factors relative to a specific issue expected to affect a security's price. In the event a security price changed in excess of management's pre-established tolerance levels, additional analysis is conducted which may include the comparison of the security's price as determined by other independent pricing vendors. The Company's investments in GNMA, other U.S. government agency securities and investment grade commercial paper have been recorded at the prices provided by the independent pricing vendor without adjustment.
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
Management also considered, when available, price quotes from brokers and dealers. If a price quote was available, management compared this number to the fair value derived from the valuation model of the independent firm giving consideration to other market factors and risk premiums. In the event a market transaction did exist for a SIV security, management evaluated the publicly available information surrounding the transaction in order to assess if the price used represented the fair value for the SIV security. Given the lack of any significant trading activity for the SIV security owned by the Company, management concluded that market prices did not represent the security's implied fair value.
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		December 31, 2012
		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity available-for-sale securities	$15,926	$15,926	$—	$—
Fixed-income available-for-sale securities	59,943	—	59,943	—
Fixed income securities owned	20,088	—	20,088	—
Trading securities	5,909	4,706	—	1,203
	$101,866	$20,632	$80,031	$1,203

		December 31, 2011
		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity available-for-sale securities	$8,010	$8,010	$—	$—
Fixed-income available-for-sale securities	74,998	—	74,998	—
Fixed income securities owned	20,949	—	20,949	—
Trading securities	56,325	3,702	—	52,623
	$160,282	$11,712	$95,947	$52,623

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2011 to December 31, 2012:

Trading Securities
Balance, January 1, 2011	$100,645
Purchases	1,215
Issuances	—
Principal prepayments and settlements	(17,921)
Sales	(34,706)
Total gains or (losses) (realized/unrealized):
Included in earnings	3,390
Included in other comprehensive income	—
Transfers in and out of Level 3	—
Balance, December 31, 2011	$52,623
Purchases	13
Issuances	—
Principal prepayments and settlements	(10,728)
Sales	(53,920)
Total gains or (losses) (realized/unrealized):
Included in earnings	13,215
Included in other comprehensive income	—
Transfers in and out of Level 3	—
Balance, December 31, 2012	$1,203

Note 6 – Marketable Securities
Investments Available For Sale
Investments available for sale classified as non-current assets consist of:

	At December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$12,953	$376	$(13)	$13,316
Equities and other mutual funds	2,610	—	—	2,610
Debt securities	55,923	4,020	—	59,943
	$71,486	$4,396	$(13)	$75,869

	At December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$8,243	$48	$(360)	$7,931
Other mutual funds	69	10	—	79
Debt securities	70,604	4,394	—	74,998
	$78,916	$4,452	$(360)	$83,008
Net unrealized holding gains at December 31, 2012 and 2011 were $2,829 (net of income tax expense of $1,554) and $2,574 (net of income tax expense of $1,518), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.
There were no material gross realized gains or losses from available-for-sale securities during 2012, 2011 and 2010. Gains and losses from available-for-sale securities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.

The Company’s debt securities are issued by the Government National Mortgage Association and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SPTC and have maturity dates which range from 2020 to 2041.
Trading Securities
Trading securities of the Company consist of:

	At December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
LSV-sponsored mutual funds	$2,049	$2,657	$—	$4,706
Other investments	1,228	—	(25)	1,203
	$3,277	$2,657	$(25)	$5,909

	At December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SIV securities	$146,363	$—	$(94,955)	$51,408
LSV-sponsored mutual funds	2,049	1,653	—	3,702
Other investments	1,215	—	—	1,215
	$149,627	$1,653	$(94,955)	$56,325
The Company records all of its trading securities on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.
During 2012, 2011 and 2010, the Company recognized net gains from SIV securities of $13,240, $3,390 and $44,247 respectively. Of the net gains recognized during 2012, gains of $6,776 resulted from cash payments received from the SIV securities and $1,142 was from a net increase in fair value. In November 2012, the Company sold the senior notes issued by Gryphon and recognized a gain of $5,322 from the sale. The Company no longer owns any SIV securities.
During 2011, the Company recognized gains from SIV securities of $3,390, of which $10,614 resulted from cash payments received from the SIV securities offset by losses of $7,224 which resulted from a decrease in fair value at December 31, 2011. In January 2011, the Company sold the senior note issued by Stanfield Victoria. There was no gain or loss recognized by the Company from the sale of the note as the fair value of the Stanfield Victoria note at December 31, 2010 was not different than the sale price received.
During 2010, the Company recognized gains from SIV securities of $44,247, of which $27,510 resulted from cash payments received from the SIV securities and $16,460 was from a net increase in fair value at December 31, 2010. The net gains from the SIV securities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.
The Company has an investment related to the startup of mutual funds sponsored by LSV. These are U.S. dollar denominated funds that invests primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. Net gains from the change in fair value of the funds were $1,004 during 2012. There were no material net gains or losses from the change in fair value of the funds during 2011.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $20,088 and $20,949 at December 31, 2012 and 2011, respectively. There were no material net gains or losses from the change in fair value of the securities during 2012 and 2011.

Note 7 – Lines of Credit
On February 2, 2012 (the Closing Date), the Company entered into a new five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility became available on the Closing Date and is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 1.250 percent above the London Interbank Offer Rate (LIBOR). There is also a commitment fee equal to 0.150 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the Credit Facility may be terminated. The Company had no borrowings through the Credit Facility at December 31, 2012. The Company was in compliance with all covenants of the Credit Facility at December 31, 2012.
Prior to entering into the Credit Facility, the Company maintained a $300,000 revolving line of credit through a Credit Agreement, as amended, with JPMorgan Chase Bank, N.A. and a syndicate of other lenders (the 2007 Credit Facility). Outstanding borrowings under the 2007 Credit Facility accrued interest at 0.450 percent above LIBOR. There was also a commitment fee equal to 0.09 percent per annum on the daily unused portion of the facility charged to the Company. The 2007 Credit Facility, as amended, contained covenants that restricted the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. The Company had no borrowings through the 2007 Credit Facility at December 31, 2011. None of the covenants of the 2007 Credit Facility negatively affected the Company’s liquidity or capital resources.
The Company made principal payments of $95,000 and $138,000 during 2011 and 2010 to repay the remaining outstanding balance of the 2007 Credit Facility.
The Company had no borrowings from the Credit Facility during 2012. The average rates applied to the 2007 Credit Facility during 2011 and 2010 were 0.68 percent and 0.77 percent, respectively. The Company incurred $471, $585 and $1,478 in interest charges and commitment fees relating to all lines of credit during 2012, 2011 and 2010, respectively, which are reflected in Interest expense on the accompanying Consolidated Statements of Operations.
The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during 2012.
Note 8 – Shareholders’ Equity
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
The Company discontinued any further grants under the Company’s 1998 Equity Compensation Plan (the 1998 Plan) as a result of the approval of the 2007 Plan. There are no options available for grant from this plan. Grants made from the 1998 Plan continue in effect under the terms of the grant.
All outstanding stock options have performance-based vesting provisions that tie the vesting of stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50 percent when a specified diluted earnings per share target is achieved, and the remaining 50 percent when a second, higher specified diluted earnings per share target is achieved. Stock options granted prior to 2006 fully vest after 7 years from the date of grant. Beginning in 2006, the 7 year vesting trigger was eliminated and, as a result, options do not vest due to the passage of time but solely as a result of achievement of the financial vesting targets. Earnings per share targets are calculated exclusive of stock-based compensation expense, net of tax. The diluted earnings per share targets are established at time of grant and are measured annually on December 31. The amount of stock-based compensation expense is based upon management’s estimate of when the earnings per share targets may be achieved. If management’s estimate of the attainment of the earnings per share targets proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect the Company’s net income and net income per share.
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
The weighted average fair value of the Company’s stock options granted during 2012, 2011 and 2010 were $6.73, $5.70 and $9.65, respectively, using the following assumptions:

	2012	2011	2010
Expected term (in years)	6.75	7.65	7.45
Expected volatility	34.90%	40.43%	36.35%
Expected dividend yield	1.46%	1.90%	0.84%
Risk-free interest rate	1.03%	1.66%	3.01%
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2012, 2011 and 2010 as follows:

	2012	2011	2010
Stock-based compensation expense	$15,736	$14,112	$26,783
Less: Deferred tax benefit	(5,650)	(5,332)	(10,068)
Stock-based compensation expense, net of tax	$10,086	$8,780	$16,715
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
As of December 31, 2012, there was approximately $50,264 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that the Company expects will vest and is being amortized.

This table presents certain information relating to the Company’s stock option plans for 2012, 2011, and 2010:

	Number of Shares	Weighted Avg. Price
Balance as of December 31, 2009	28,964,000	$20.09
Granted	2,883,000	23.84
Exercised	(1,633,000)	16.04
Expired or canceled	(2,333,000)	23.68
Balance as of December 31, 2010	27,881,000	$20.42
Granted	2,534,000	15.77
Exercised	(1,364,000)	16.37
Expired or canceled	(2,008,000)	22.07
Balance as of December 31, 2011	27,043,000	$20.06
Granted	2,470,000	22.40
Exercised	(3,136,000)	15.19
Expired or canceled	(767,000)	22.61
Balance as of December 31, 2012	25,610,000	$20.81

Exercisable as of December 31, 2012	9,760,000	$18.11
Available for future grant as of December 31, 2012	2,569,000
As of December 31, 2011 and 2010, there were 11,680,000 and 14,247,000 shares exercisable, respectively. The expiration dates for options outstanding at December 31, 2012 range from December 16, 2013 to December 11, 2022 with a weighted average remaining contractual life of 5.9 years.
Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2012 and 2011 was $19,565 and $8,642, respectively. The total options exercisable as of December 31, 2012 had an intrinsic value of $51,087. The total options outstanding as of December 31, 2012 had an intrinsic value of $64,823. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of December 31, 2012 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2012 was $23.34 as reported by the Nasdaq Stock Market, LLC.
This table summarizes information relating to all options outstanding and exercisable at December 31, 2012:

			Options Outstanding at December 31, 2012			Options Exercisable at December 31, 2012
Range of Exercise Prices (Per Share)			Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)
$14.62	-	15.52	5,065,000	$14.69	4.36	3,153,000	$14.73	3.36
15.77	-	17.65	5,999,000	16.87	7.81	1,647,000	17.63	6.92
18.00	-	21.55	4,981,000	20.37	2.57	4,945,000	20.39	2.51
22.45	-	23.86	5,143,000	23.19	8.94	—	—	—
27.03	-	32.49	4,422,000	30.88	4.46	15,000	27.03	4.00
			25,610,000			9,760,000
Employee Stock Purchase Plan
The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,600,000 shares for issuance under this plan. At December 31, 2012, 11,580,000 cumulative shares have been issued. There were no material costs incurred by the Company related to the employee stock purchase plan in 2012, 2011 and 2010.
Common Stock Buyback
The Board of Directors, under multiple authorizations, has authorized the purchase of the Company’s common stock on the open market or through private transactions. As of December 31, 2012, the Company had approximately $91,012 of authorization remaining for the purchase of common stock. The following table provides the total number of shares repurchased and the related total costs in 2012, 2011 and 2010:

Year	Total Number of Shares Repurchased	Total Cost
2012	7,528,000	$155,264
2011	11,109,000	211,165
2010	5,814,000	120,982
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Rights Agreement
In December 2008, the Company’s Board of Directors declared a dividend distribution pursuant to a Rights Agreement (the Rights Agreement) which became effective on January 6, 2009. The purpose of the Rights Agreement is to deter coercive or unfair takeover tactics and to prevent a person or group (an Acquiring Person) from acquiring control of the Company without offering a fair price to all shareholders. Under the Rights Agreement, all common shareholders receive one Right for each common share outstanding. Each Right entitles the registered holder to purchase from the Company a unit consisting of one twenty-thousandths of a share of Series A Junior Participating Preferred Shares, $0.05 par value per share, or a combination of securities and assets of equivalent value, at a purchase price of $150.00 per unit, subject to adjustment. The Rights will become exercisable and trade separately from the common stock ten days following a public announcement that an Acquiring Person has beneficial ownership of more than 20 percent of the outstanding common stock of the Company or the commencement of a tender or exchange offer that would result in an Acquiring Person owning 20 percent or more of the outstanding common stock of the Company. Upon exercise, holders, other than an Acquiring Person, will have the right to purchase the common stock of the Company equal to twice the value of the exercise price of the Rights. In lieu of requiring payment of the purchase price upon exercise of the Rights following certain events, the Company may permit the holders simply to surrender the Rights, in which event they will be entitled to receive common shares and other property, as the case may be, with a value of 50 percent of what could be purchased by payment of the full purchase price. The Rights, which do not have voting rights, will expire on January 6, 2019, and may be redeemed by the Company any time until ten days following the announcement of an Acquiring Person at a price of $0.01 per Right.
Cash Dividends
On May 23, 2012, the Board of Directors declared a cash dividend of $0.15 per share on the Company’s common stock, which was paid on June 26, 2012, to shareholders of record on June 18, 2012. On December 11, 2012, the Board of Directors declared a cash dividend of $0.16 per share on the Company’s common stock, which was paid on December 28, 2012, to shareholders of record on December 21, 2012. Also on December 11, 2012, the Board of Directors declared a special cash dividend of $0.32 per share in the Company’s common stock, which was paid on December 28, 2012 to shareholders of record on December 21, 2012.
The cash dividends declared in 2012, 2011, and 2010 were $108,817, $48,558, and $37,513 respectively. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.
Noncontrolling Interest
The following table provides a reconciliation of Noncontrolling interest on the Consolidated Statements of Changes in Equity:

Year Ended December 31,	2012	2011	2010
Noncontrolling interest
Beginning balance	$16,143	$15,155	$121,895
Net income attributable to noncontrolling interest	1,186	1,691	1,633
Foreign currency translation adjustments	1,820	(703)	685
Deconsolidation of LSV	—	—	(65,522)
Deconsolidation of LSV Employee Group	—	—	(43,536)
Ending balance	$19,149	$16,143	$15,155

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

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Total accumulated comprehensive income (loss) at January 1, 2010	(1,053)	960	(93)
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at January 1, 2010	1,351	—	1,351
Total accumulated comprehensive income attributable to SEI Investments Company at January 1, 2010	$298	$960	$1,258

Total comprehensive income	2,205	379	2,584
Less: Total comprehensive income attributable to noncontrolling interest	(685)	—	(685)
Total comprehensive income attributable to SEI Investments Company	$1,520	$379	$1,899

Total accumulated comprehensive income at December 31, 2010	1,152	1,339	2,491
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2010	666	—	666
Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2010	$1,818	$1,339	$3,157

Total comprehensive loss	(3,195)	1,235	(1,960)
Less: Total comprehensive loss attributable to noncontrolling interest	703	—	703
Total comprehensive loss attributable to SEI Investments Company	$(2,492)	$1,235	$(1,257)

Total accumulated comprehensive income at December 31, 2011	(2,043)	2,574	531
Less: Total accumulated comprehensive loss attributable to noncontrolling interest at December 31, 2011	1,369	—	1,369
Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2011	$(674)	$2,574	$1,900

Total comprehensive income	5,904	255	6,159
Less: Total comprehensive income attributable to noncontrolling interest	(1,820)	—	(1,820)
Total comprehensive income attributable to SEI Investments Company	$4,084	$255	$4,339

Total accumulated comprehensive income at December 31, 2012	3,861	2,829	6,690
Less: Total accumulated comprehensive income attributable to noncontrolling interest at December 31, 2012	(451)	—	(451)
Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2012	$3,410	$2,829	$6,239

Note 10 – Employee Benefit Plan
The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $5,168, $4,783, and $4,496 to the Plan in 2012, 2011, and 2010, respectively.
Note 11 – Commitments and Contingencies
The Company leases certain of its facilities, data processing equipment, and software under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its data processing equipment. Rent expense was $21,614, $19,760, and $17,210 in 2012, 2011, and 2010, respectively.
The aggregate noncancellable minimum commitments at December 31, 2012 are:

2013	$15,138
2014	6,283
2015	2,807
2016	2,170
2017 and thereafter	9,193
$35,591
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2012 and 2011 related to these indemnifications.
In the normal course of business, the Company is party to various claims and legal proceedings.
One of SEI's principal subsidiaries, SIDCO, has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC. The first complaint was filed on August 5, 2009 and the subsequent cases were all consolidated in the Southern District of New York.  The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; ProShares Trust II, SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The Complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed adequately to describe the nature and risks of the investments and claim that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. Defendants moved to dismiss the amended complaint filed by plaintiffs, and on September 7, 2012, the District Court for the Southern District of New York issued an opinion dismissing with prejudice the plaintiffs' amended complaint. Plaintiffs filed with the Second Circuit Court of Appeals a notice of appeal of the District Court's decision. Plaintiffs-appellants filed their brief on December 17, 2012 and later filed a corrected brief on January 3, 2013. The brief of defendants-appellees was filed on February 1, 2013. While the outcome of this litigation is uncertain given its early phase, SEI believes that it has valid defenses to plaintiffs' claims and intends to defend the lawsuits vigorously.
SEI has been named in six lawsuits filed in Louisiana. Five lawsuits were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant and, as described below, was certified as a class in December 2012. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action under the Louisiana Securities Act. The class action originally included a claim against SEI and SPTC for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy. In addition, another group of plaintiffs have filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and SPTC and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank. Two of the five actions filed in East Baton Rouge were removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas issued an order and judgment that the causes of action alleged against SEI in the two removed actions were preempted by federal law and the Court dismissed these cases with prejudice. Plaintiffs appealed this ruling, and on March 19, 2012, a panel of the Court of Appeals for the Fifth Circuit reversed the decision of the United States District Court and remanded the actions for further proceedings. On July 18, 2012, SEI filed a petition for certiorari in the United States Supreme Court, seeking review of the decision by the United States Court of Appeals for the Eleventh Circuit to permit the claims against SEI to proceed. The Company believes that the trial court correctly concluded that the claims against SEI were barred by the federal Securities Litigation Uniform Standards Act and is requesting that the Supreme Court reinstate that dismissal. On January 18, 2013, the Supreme Court granted the petition for certiorari, and the Court will consider the case in the fall of this year.
SEI and SPTC filed exceptions in the class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge class action; plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. The Court in the East Baton Rouge action held a hearing on class certification on September 20, 2012. By oral decision on December 5, 2012 and later entered in a judgment signed on December 17, 2012 that was subsequently amended, the Court in East Baton Rouge certified a class to be composed of persons who purchased any Stanford International Bank certificates of deposit (“SIB CDs”) in Louisiana between January 1, 2007 and February 13, 2009; persons who renewed any SIB CD in Louisiana between January 1, 2007 and February 13, 2009; or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. On January 30, 2013, SEI and SPTC filed motions for appeal from the judgments that stated SEI's and SPTC's intention to move to stay the litigation. On February 1, 2013, plaintiffs filed a Motion for Leave to File First Amended and Restated Class Action Petition in which they ask the Court to allow them to amend the petition in this case to add additional facts that were developed during discovery and adding claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuits vigorously.
The case filed in Ascension Parish was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The plaintiffs in the remaining two cases in East Baton Rouge have granted SEI an extension to respond to the filings.
Because of the uncertainty of the make-up of the classes, the outcome of the proceeding in the U.S. Supreme Court, the specific theories of liability that may survive a motion for summary judgment or other dispositive motion, the lack of discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the foregoing lawsuits.

Note 12 – Income Taxes
The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2012	2011	2010
Current
Federal	$112,247	$99,448	$116,388
State	5,284	7,067	8,698
Foreign	4,511	4,603	3,365
	122,042	111,118	128,451
Deferred, including current deferred
Federal	(2,708)	(2,317)	6,085
State	(2,199)	2,477	1,509
Foreign	3,970	6	—
	(937)	166	7,594
Income taxes attributable to the Noncontrolling interest	357	553	416
Total income taxes	$121,462	$111,837	$136,461
Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.
The components of Net income before income taxes are summarized as follows:

Year Ended December 31,	2012	2011	2010
Domestic	$319,907	$309,391	$360,937
Foreign	8,046	6,852	6,795
	$327,953	$316,243	$367,732
The effective income tax rate differs from the federal income tax statutory rate due to the following:

Year Ended December 31,	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	1.0	2.0	2.0
Foreign tax expense and tax rate differential	1.6	0.6	0.4
Research and development tax credit	—	(0.7)	(0.5)
Domestic Production Activities Deduction	(0.6)	(0.7)	—
Valuation allowance on PA loss carryforwards	(0.3)	—	—
Domestic Production Activities Deduction, prior years, net	—	(1.5)	—
Net change in uncertain tax positions (1)	0.5	0.4	0.2
Other, net	(0.3)	0.1	(0.1)
	36.9%	35.2%	37.0%
 (1) For 2012, 0.15 percent relates to federal issues mainly associated with compilation of foreign tax credits, 0.33 percent relates to state tax issues and the remaining 0.02 percent relates to foreign tax issues. For 2011, 0.25 percent relates to federal issues, 0.14 percent relates to state tax issues and the remaining 0.01 percent relates to foreign tax issues. For 2010, 0.14 percent relates to federal issues and the remaining 0.06 percent relates to state tax issues.
Undistributed earnings of the Company’s foreign subsidiaries, except for SEI Asset Korea Co., Ltd. (SEI AK), amounted to approximately $47,385 at December 31, 2012. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation, including the availability, or lack thereof, of foreign tax credits to reduce a portion of the U.S. liability. The Company no longer considers the earnings of SEI AK to be indefinitely reinvested and, therefore, has accrued U.S. deferred taxes on the cumulative undistributed earnings (See Note 15).

Deferred income taxes for 2012, 2011, and 2010 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.
The net deferred income tax liability is comprised of:

Year Ended December 31,	2012	2011
Current deferred income taxes:
Gross assets	$2,012	$1,151
Gross liabilities	—	(1)
	2,012	1,150
Valuation allowance	—	—
	2,012	1,150
Long-term deferred income taxes:
Gross assets	63,129	63,374
Gross liabilities	(149,708)	(148,540)
	(86,579)	(85,166)
Valuation allowance	(6,879)	(8,585)
	(93,458)	(93,751)
Net deferred income tax liability	$(91,446)	$(92,601)
The valuation allowances against deferred tax assets at December 31, 2012 and 2011 are related to state net operating losses from certain domestic subsidiaries. Certain state tax statutes significantly limit the utilization of net operating losses for domestic subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries.
The tax effect of significant temporary differences representing deferred tax liabilities is:

Year Ended December 31,	2012	2011
Difference in financial reporting and income tax depreciation methods	$(10,104)	$(13,600)
Reserves not currently deductible	325	374
Capitalized software currently deductible for tax purposes, net of amortization	(137,467)	(139,455)
State deferred income taxes	5,943	6,717
Revenue and expense recognized in different periods for financial reporting and income tax purposes	4,397	3,149
Unrealized holding gain on investments	(1,428)	(927)
Stock-based compensation expense	42,133	43,879
State net operating loss carryforward	13,883	14,485
Valuation allowance on deferred tax assets	(6,879)	(8,585)
Federal benefit of state tax deduction for uncertain tax positions	2,359	1,725
Foreign currency exchange	(39)	(363)
Foreign deferred including taxes on cumulative undistributed earnings of SEI AK	(4,569)	—
Net deferred income tax liability	$(91,446)	$(92,601)
The Company recognizes uncertain tax positions in accordance with the applicable accounting guidance and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different than from our current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, not including interest and penalties, as of December 31, 2012 was $11,553, of which $9,965 would affect the effective tax rate if the Company were to recognize the tax benefit. The gross amount of uncertain tax liability of $5,291 which is expected to be paid within one year is included in Current liabilities while the remaining amount of $7,032 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheets. During the year ended December 31, 2012, the Company recognized $1,944 of previously unrecognized tax benefits relating to the lapse of the statute of limitation for certain state filings.
The Company files a consolidated federal income tax return and separate income tax returns with various states. Certain subsidiaries of the Company file tax returns in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for years before 2009 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2006.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2012	2011	2010
Balance as of January 1	$9,410	$5,723	$4,989
Tax positions related to current year:
Gross additions	2,196	2,392	1,372
Gross reductions	—	—	—
	2,196	2,392	1,372
Tax positions related to prior years:
Gross additions	1,990	1,992	—
Gross reductions	—	—	(104)
	1,990	1,992	(104)
Settlements	(99)	—	(102)
Lapses on statute of limitations	(1,944)	(697)	(432)
Balance as of December 31	$11,553	$9,410	$5,723
The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits.
The Company classifies all interest and penalties as income tax expense. The Company has recorded $770, $634 and $690 in liabilities for tax related interest and penalties in 2012, 2011, and 2010, respectively.
The Company estimates it will recognize $5,291 of unrecognized tax benefits within the next twelve months due to lapses on the statute of limitation and settlements.
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
Note 13 – Business Segment Information
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
In 2012, 2011 and 2010, no single customer accounted for more than ten percent of revenues in any business segment.

The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2012, 2011, and 2010:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2012
Revenues	$364,788	$202,703	$227,889	$193,484	$3,658	$992,522
Expenses	357,001	120,146	116,546	127,525	14,954	736,172
Operating profit (loss)	$7,787	$82,557	$111,343	$65,959	$(11,296)	$256,350
Profit margin	2%	41%	49%	34%	N/A	26%

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2011
Revenues	$348,122	$189,780	$210,027	$177,975	$3,823	$929,727
Expenses	339,339	110,438	106,585	115,963	11,559	683,884
Operating profit (loss)	$8,783	$79,342	$103,442	$62,012	$(7,736)	$245,843
Profit margin	3%	42%	49%	35%	N/A	26%

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2010
Revenues	$346,668	$183,378	$206,531	$160,159	$4,099	$900,835
Expenses	310,633	110,388	106,934	103,421	12,676	644,052
Operating profit (loss)	$36,035	$72,990	$99,597	$56,738	$(8,577)	$256,783
Profit margin	10%	40%	48%	35%	N/A	29%

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010 is as follows:

Year Ended December 31,	2012	2011	2010
Total operating profit from segments above	$256,350	$245,843	$256,783
Corporate overhead expenses	(45,759)	(43,398)	(40,715)
Noncontrolling interest reflected in segments	975	1,620	1,465
Income from operations	$211,566	$204,065	$217,533
The following tables provide additional information for the years ended December 31, 2012, 2011, and 2010 pertaining to our business segments:

	Capital Expenditures			Depreciation
Year Ended December 31,	2012	2011	2010	2012	2011	2010
Private Banks	$32,509	$35,045	$32,982	$15,226	$15,648	$15,704
Investment Advisors	11,193	11,933	11,691	1,981	2,251	2,384
Institutional Investors	2,781	2,059	2,601	1,012	1,079	1,170
Investment Managers	5,494	3,081	3,659	1,914	1,809	1,891
Investments in New Businesses	632	577	608	1,716	114	148
Total from business segments	$52,609	$52,695	$51,541	$21,849	$20,901	$21,297
Corporate Overhead	1,465	530	799	737	570	605
	$54,074	$53,225	$52,340	$22,586	$21,471	$21,902

	Amortization
Year Ended December 31,	2012	2011	2010
Private Banks	$22,218	$18,081	$15,100
Investment Advisors	7,167	6,201	5,467
Institutional Investors	1,208	864	1,213
Investment Managers	804	580	820
Investments in New Businesses	1,249	433	477
Total from business segments	$32,646	$26,159	$23,077
Corporate Overhead	612	1,129	971
	$33,258	$27,288	$24,048

	Total Assets
	2012	2011
Private Banks	$481,602	$457,333
Investment Advisors	120,255	119,053
Institutional Investors	99,461	80,133
Investment Managers	118,221	95,760
Investments in New Businesses	5,846	5,962
Total from business segments	$825,385	$758,241
Corporate Overhead (1)	484,439	536,318
	$1,309,824	$1,294,559

(1) Unallocated assets primarily consist of cash and cash equivalents, marketable securities, and certain other shared services assets.
The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2012	2011	2010
United States	$843,407	$785,506	$767,068
International operations	149,115	144,221	133,767
	$992,522	$929,727	$900,835
The following table presents assets based on their location:

	2012	2011
United States	$1,066,451	$1,098,643
International operations	243,373	195,916
	$1,309,824	$1,294,559
Note 14 – Related Party Transactions
The Company, either by itself or through its wholly-owned subsidiaries, is a party to Investment Advisory and Administration Agreements with regulated investment companies (RICs) and other investment products which are administered by the Company. These investment products are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, the Company receives a fee for providing investment advisory, administrative, and accounting services. The investment advisory and administration fee is a fixed percentage, referred to as basis points, of the average daily net assets, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $380,645, $364,602 and $354,341 in 2012, 2011 and 2010, respectively. The Company is also a party to various agreements with several RICs which are advised and/or administered by the Company. The Company receives a fee for providing shareholder, administrative and distribution services pursuant to the provisions of various shareholder service, administrative service, and distribution plans adopted by the RICs. These fees totaled $37,827, $39,017 and $36,007 in 2012, 2011 and 2010, respectively. A portion of the transaction costs incurred by the RICs for securities transactions are directed to the Company’s broker-dealer subsidiary in its capacity as an introducing broker-dealer. The Company recognized $1,213, $2,772 and $4,875 in commissions during 2012, 2011 and 2010, respectively.

Note 15 – Sale of SEI Asset Korea
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
The Company's ownership interest in SEI AK is 56.1 percent as of December 31, 2012. The Company consolidates the assets, liabilities and operations of SEI AK in its Consolidated Financial Statements. The ownership interests in SEI AK for MetLife and IFC is reflected in Noncontrolling interest in the Consolidated Financial Statements. The operating results of SEI AK are included in the Private Banks business segment. Upon closing of the agreement, the then current cash balance of SEI AK will be distributed to the Company, Metlife and IFC in accordance with the ownership interests.
As of December 31, 2012, SEI AK had total corporate assets of $54,783, of which $48,306 is included in Cash and Cash equivalents on the Consolidated Balance Sheet. All other accounts of SEI AK are not material to any financial statement line item in the Consolidated Financial Statements.
The Company did not provide U.S. deferred taxes on the undistributed earnings of SEI AK since its inception because those earnings were considered to be indefinitely reinvested. As a result of the potential sale of SEI AK, the Company no longer considers the undistributed earnings of SEI AK to be indefinitely reinvested and, therefore, accrued $4,815 for U.S. deferred taxes on the cumulative undistributed earnings during 2012.
If the requisite regulatory approvals are obtained, the other conditions to closing are satisfied or waived and the transaction is consummated, then the Company expects to recognize a net after tax gain on the sale of its shares of SEI AK depending upon revenue during a pre-closing measurement period and specified revenues during three one-year periods after the closing.

Note 16 – Quarterly Financial Data (Unaudited)

	For the Three Months Ended
2012	March 31	June 30	Sept. 30	Dec. 31
Revenues	$237,898	$241,237	$251,752	$261,635
Income before income taxes	$79,950	$78,501	$83,501	$87,544
Net income attributable to SEI	$49,965	$49,555	$50,743	$56,585
Basic earnings per share	$0.28	$0.28	$0.29	$0.33
Diluted earnings per share	$0.28	$0.28	$0.29	$0.32

Effective income tax rate	37.2%	36.6%	39.0%	35.0%

Total SIV-related gains	$2,882	$1,072	$3,389	$5,897
Diluted earnings per share (1)	$0.01	$—	$0.01	$0.02
 (1) Attributable to SIV-related gains.

	For the Three Months Ended
2011	March 31	June 30	Sept. 30	Dec. 31
Revenues	$232,493	$237,760	$233,227	$226,247
Income before income taxes	$92,164	$82,820	$74,900	$68,603
Net income attributable to SEI	$57,728	$53,603	$49,232	$44,396
Basic earnings per share	$0.31	$0.29	$0.27	$0.25
Diluted earnings per share	$0.31	$0.29	$0.27	$0.25

Effective income tax rate	37.1%	34.7%	33.8%	34.7%

Total SIV-related gains (losses)	$6,864	$(1,944)	$(792)	$(738)
Diluted earnings per share (2)	$0.02	$0.01	$—	$—
 (2) Attributable to SIV-related gains (losses).

Schedule II - Valuation and Qualifying Accounts and Reserves				SEI Investments Company and Subsidiaries

Year Ended December 31,		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2012	$924	$—	$—	$(119)	$805
2011	1,195	—	—	(271)	924
2010	3,348	—	—	(2,153)	1,195
Deferred income tax valuation allowance:
2012	$8,585	$(1,706)	$—	$—	$6,879
2011	9,008	(423)	—	—	8,585
2010	6,217	1,443	1,348	—	9,008

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ALFRED P. WEST, JR., 70, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.
KEVIN P. BARR, 47, has been an employee of the Company since May 2000. Mr. Barr has been an Executive Vice President since May 2008.
ROBERT F. CRUDUP, 65, has been an employee of the Company since 1987. Mr. Crudup has been an Executive Vice President since January 2001.
KATHY C. HEILIG, 54, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999. Ms. Heilig was Treasurer from May 1997 to May 2005.
N. JEFFREY KLAUDER, 60, has been Executive Vice President and General Counsel of the Company since August 2004. Prior to August 2004, Mr. Klauder was a partner of Morgan Lewis & Bockius, LLP, a law firm.
EDWARD D. LOUGHLIN, 62, has been an employee of the Company since September 1979. Mr. Loughlin has been an Executive Vice President since May 1993 and a Senior Vice President since January 1988.
DENNIS J. MCGONIGLE, 52, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and a Senior Vice President since May 1995.
STEPHEN G. MEYER, 48, has been an employee of the Company since November 1992. Mr. Meyer has been an Executive Vice President since December 2006 and a Senior Vice President since December 2005.
JOSEPH P. UJOBAI, 51, has been an employee of the Company since May 1998. Mr. Ujobai has been an Executive Vice President since May 2003 and a Senior Vice President since January 2001.
WAYNE M. WITHROW, 57, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and a Senior Vice President since January 1994. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.
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
The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2012. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	25,609,619	$20.81	2,568,545
Equity compensation plans not approved by security holders	—	—	—
Total	25,609,619	$20.81	2,568,545

(1)	Consists of: (i) the 2007 Equity Compensation Plan, and (ii) the Amended and Restated 1998 Equity Compensation Plan.
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
As of December 31, 2012, options to acquire 16,433,709 shares were outstanding under the 2007 Plan, out of a total of 20,000,000 shares of common stock reserved for issuance under the 2007 Plan. A total of 2,568,545 shares of common stock remain available for issuance under the 2007 Plan for future grants.
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
As of December 31, 2012, options to acquire 9,175,910 shares were outstanding under the 1998 Plan, out of a total of 40,444,000 shares of common stock reserved for issuance under the 1998 Plan.
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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2012 and 2011
Consolidated Statements of Operations — For the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Equity — For the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows — For the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
Schedule II — Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2012, 2011 and 2010
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
3.
Exhibits, Including Those Incorporated by Reference. The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

PART IV

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date	February 22, 2013	By	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date	February 22, 2013	By	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Chairman of the Board, Chief Executive Officer, and
Director

Date	February 22, 2013	By	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date	February 22, 2013	By	/s/ Richard B. Lieb
Richard B. Lieb
Director

Date	February 22, 2013	By	/s/ William M. Doran
William M. Doran
Director

Date	February 22, 2013	By	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date	February 22, 2013	By	/s/ Sarah W. Blumenstein
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

10.24
$300,000 Credit Agreement, dated February 2, 2012, among SEI Investments Company, the Lenders Party thereto, U.S. Bank National Association, as Syndication Agent, Citizens Bank of Pennsylvania and Manufacturers and Traders Trust Company, each as Documentation Agent, and Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to exhibit 10.24 to the Registrant’s Current Report on Form 8-K/A dated February 2, 2012.)

10.25
Guaranty and Collateral Agreement dated as of October 1, 2012 among SEI Investments Company, LSV Employee Group III, LLC, and The PrivateBank and Trust Company. (Incorporated by reference to exhibit 10.25 to the Registrant’s Current Report on Form 8-K dated October 1, 2012.)

14		Code of Ethics for Senior Financial Officers. (Incorporated by reference to exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)
21	*	Subsidiaries of the Registrant.
23.1	*	Consent of Independent Registered Public Accounting Firm.
23.2	*	Consent of Independent Registered Public Accounting Firm relating to the financial statements of LSV Asset Management.
31.1	*	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.
31.2	*	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.
32	*	Section 1350 Certifications.
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

99.2
Financial Statements of LSV Asset Management dated December 31, 2011 and 2010. (Incorporated1 by reference to exhibit 99.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.)

99.3	*	Financial Statements of LSV Asset Management dated December 31, 2012 and 2011.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.