Form 10-Q
period 2013-03-31
SEI INVESTMENTS CO
filed 2013-04-26
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 24, 2013 was 172,403,637.

1 of 39

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company Consolidated Balance Sheets (unaudited) (In thousands)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$452,099	$452,247
Restricted cash	5,500	6,000
Receivables from regulated investment companies	36,557	31,084
Receivables, net of allowance for doubtful accounts of $1,021 and $805 (Note 4)	210,580	171,734
Deferred income taxes	1,102	2,012
Securities owned (Note 6)	21,107	20,088
Other current assets	20,603	18,239
Total Current Assets	747,548	701,404
Property and Equipment, net of accumulated depreciation of $205,209 and $201,418 (Note 4)	123,153	127,581
Capitalized Software, net of accumulated amortization of $157,933 and $149,747	305,352	307,490
Investments Available for Sale (Note 6)	72,295	75,869
Trading Securities (Note 6)	5,853	5,909
Investment in Unconsolidated Affiliates (Note 2)	77,165	77,398
Other Assets, net	11,244	14,173
Total Assets	$1,342,610	$1,309,824
The accompanying notes are an integral part of these consolidated financial statements.

2 of 39

SEI Investments Company Consolidated Balance Sheets (unaudited) (In thousands, except par value)

	March 31, 2013	December 31, 2012
Liabilities and Equity
Current Liabilities:
Accounts payable	$6,617	$11,248
Accrued liabilities (Note 4)	140,610	138,305
Deferred revenue	1,500	2,452
Total Current Liabilities	148,727	152,005
Deferred Income Taxes	85,386	93,458
Other Long-term Liabilities (Note 11)	7,400	7,032
Total Liabilities	241,513	252,495
Commitments and Contingencies (Note 12)
Equity:
SEI Investments shareholders’ equity:
Common stock, $.01 par value, 750,000 shares authorized;172,342 and 172,220 shares issued and outstanding	1,723	1,722
Capital in excess of par value	652,858	624,305
Retained earnings	445,233	405,914
Accumulated other comprehensive income, net	1,283	6,239
Total SEI Investments shareholders’ equity	1,101,097	1,038,180
Noncontrolling interest	—	19,149
Total Equity	1,101,097	1,057,329
Total Liabilities and Equity	$1,342,610	$1,309,824
The accompanying notes are an integral part of these consolidated financial statements.

3 of 39

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Asset management, administration and distribution fees	$198,633	$172,954
Information processing and software servicing fees	64,532	56,200
Transaction-based and trade execution fees	8,714	8,744
Total revenues	271,879	237,898
Expenses:
Subadvisory, distribution and other asset management costs	27,934	28,003
Software royalties and other information processing costs	7,487	6,941
Brokerage commissions	6,512	6,307
Compensation, benefits and other personnel	88,610	78,543
Stock-based compensation	5,293	4,033
Consulting, outsourcing and professional fees	31,849	26,955
Data processing and computer related	12,058	11,465
Facilities, supplies and other costs	18,148	14,508
Amortization	8,242	7,622
Depreciation	5,704	5,432
Total expenses	211,837	189,809
Income from operations	60,042	48,089
Net gain from investments	280	3,205
Interest and dividend income	1,053	1,487
Interest expense	(113)	(161)
Equity in earnings of unconsolidated affiliates	27,588	27,330
Gain on sale of subsidiary (Note 13)	22,112	—
Net income before income taxes	110,962	79,950
Income taxes	38,692	29,715
Net income	72,270	50,235
Less: Net income attributable to the noncontrolling interest	(350)	(270)
Net income attributable to SEI Investments Company	$71,920	$49,965
Basic earnings per common share	$0.42	$0.28
Shares used to compute basic earnings per share	172,598	176,348
Diluted earnings per common share	$0.41	$0.28
Shares used to compute diluted earnings per share	176,005	177,668
The accompanying notes are an integral part of these consolidated financial statements.

4 of 39

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2013		2012
Net income		$72,270		$50,235
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		(5,307)		2,703
Unrealized holding gain on investments:
Unrealized holding gains during the period, net of income taxes of $41 and $7	121		31
Less: reclassification adjustment for gains realized in net income, net of income taxes of $119 and $35	(221)	(100)	(60)	(29)
Total other comprehensive (loss) income, net of tax		(5,407)		2,674
Comprehensive income		$66,863		$52,909
Comprehensive loss (income) attributable to the noncontrolling interest		101		(753)
Comprehensive income attributable to SEI Investments Company		$66,964		$52,156
The accompanying notes are an integral part of these consolidated financial statements.

5 of 39

SEI Investments Company
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$72,270	$50,235
Adjustments to reconcile net income to net cash provided by operating activities	(32,795)	(11,011)
Net cash provided by operating activities	39,475	39,224
Cash flows from investing activities:
Additions to property and equipment	(1,744)	(12,116)
Additions to capitalized software	(6,048)	(9,277)
Purchases of marketable securities	(11,578)	(9,646)
Prepayments and maturities of marketable securities	9,835	10,464
Sales of marketable securities	4,211	720
Purchases of other investments	20	—
Sale of subsidiary, net of cash transferred (See Note 13)	(26,694)	—
Net cash used in investing activities	(31,998)	(19,855)
Cash flows from financing activities:
Purchase and retirement of common stock	(34,466)	(36,463)
Proceeds from issuance of common stock	24,278	12,362
Tax benefit on stock options exercised	2,563	(1,609)
Payment of dividends	—	(26,518)
Net cash used in financing activities	(7,625)	(52,228)
Net decrease in cash and cash equivalents	(148)	(32,859)
Cash and cash equivalents, beginning of period	452,247	420,986
Cash and cash equivalents, end of period	$452,099	$388,127
The accompanying notes are an integral part of these consolidated financial statements.

6 of 39

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
On July 31, 2012, the Company entered into a definitive agreement to sell all ownership interest in the asset management firm SEI Asset Korea (SEI AK), a joint venture located in South Korea. The Company's ownership interest in SEI AK as of December 31, 2012 was 56.1 percent. On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to the buyer (See Note 13).
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of March 31, 2013, the results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three month periods ended March 31, 2013 and 2012. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
There have been no significant changes in significant accounting policies during the three months ended March 31, 2013 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Cash and Cash Equivalents
Cash and cash equivalents includes $308,700 and $247,314 at March 31, 2013 and December 31, 2012, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.
Restricted Cash
Restricted cash includes $5,000 at March 31, 2013 and December 31, 2012 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $500 and $1,000 at March 31, 2013 and December 31, 2012, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
Capitalized Software
The Company capitalized $6,048 and $9,277 of software development costs during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, capitalized software placed into service included on the accompanying

7 of 39

Consolidated Balance Sheet had a weighted average remaining life of approximately 9.3 years. Amortization expense related to capitalized software was $8,186 and $7,181 during the three months ended March 31, 2013 and 2012, respectively.
Software development costs capitalized during the three months ended March 31, 2013 and 2012 relates to the continued development of the SEI Wealth Platform (SWP), formerly known as the Global Wealth Platform or GWP. As of March 31, 2013, the net book value of SWP was $303,026, net of accumulated amortization of $128,007. Capitalized software development costs in-progress at March 31, 2013 associated with future releases to SWP were $2,020. SWP has an estimated useful life of 15 years and a weighted average remaining life of 9.3 years. Amortization expense for SWP was $8,068 and $7,064 during the three months ended March 31, 2013 and 2012, respectively.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 are:

	For the Three Months Ended March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$71,920	172,598	$0.42
Dilutive effect of stock options	—	3,407
Diluted earnings per common share	$71,920	176,005	$0.41

	For the Three Months Ended March 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$49,965	176,348	$0.28
Dilutive effect of stock options	—	1,320
Diluted earnings per common share	$49,965	177,668	$0.28
Employee stock options to purchase 6,863,000 and 14,329,000 shares of common stock, with an average exercise price of $28.05 and $23.43, were outstanding during the three months ended March 31, 2013 and 2012, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

8 of 39

Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2013	2012
Net income	$72,270	$50,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,704	5,432
Amortization	8,242	7,622
Equity in earnings of unconsolidated affiliates	(27,588)	(27,330)
Distributions received from unconsolidated affiliate	27,821	21,593
Stock-based compensation	5,293	4,033
Provision for losses on receivables	216	(48)
Deferred income tax expense	(7,730)	(517)
Gain from sale of SEI AK (See Note 13)	(22,112)	—
Net realized gains from investments	(280)	(3,205)
Change in other long-term liabilities	368	2,556
Change in other assets	2,832	(1,385)
Other	(7,996)	2,656
Change in current asset and liabilities
Decrease (increase) in
Restricted cash for broker-dealer operations	500	—
Receivables from regulated investment companies	(5,473)	(9,183)
Receivables	(9,127)	(4,413)
Other current assets	(2,466)	(1,687)
Increase (decrease) in
Accounts payable	(4,618)	242
Accrued liabilities	4,571	(6,575)
Deferred revenue	(952)	(802)
Total adjustments	(32,795)	(11,011)
Net cash provided by operating activities	$39,475	$39,224

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.	Investment in Unconsolidated Affiliates
LSV Asset Management
The Company has an investment in the general partnership LSV Asset Management (LSV). LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a small number of SEI-sponsored mutual funds. As of March 31, 2013, the Company's total partnership interest in LSV was approximately 39.8 percent. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
At March 31, 2013, the Company’s total investment in LSV was $68,701. The investment in LSV exceeded the underlying equity in the net assets of LSV by $3,171, of which $3,062 is considered goodwill embedded in the investment. The

9 of 39

Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV for $27,821 and $21,593 in the three months ended March 31, 2013 and 2012, respectively.
The Company’s proportionate share in the earnings of LSV was $27,806 and $27,330 during the three months ended March 31, 2013 and 2012, respectively.
The following table contains the condensed statements of operations of LSV for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Revenues	$80,916	$77,465
Net income	70,180	66,673

In March 2009, certain partners (the Contributing partners) of LSV, including the Company, designated a portion of their partnership interest for the purpose of providing an interest in the partnership to a select group of key employees. Until such time an interest in the partnership is issued to a key employee, all profits, losses, distributions and other rights and obligations relating to such unissued interests remains with the Contributing partners. Each issuance must be authorized by unanimous vote of all Contributing partners. In April 2013, the Contributing partners agreed to provide certain key employees an interest in LSV, thereby reducing the Company’s interest in LSV from approximately 39.8 percent to approximately 39.3 percent.
Guaranty Agreement with LSV Employee Group II
In April 2011, LSV Employee Group II agreed to purchase a partnership interest of an existing LSV employee for $4,300, of which $3,655 was financed through a term loan with Bank of America, N.A. (Bank of America). The Company provided an unsecured guaranty to the lenders of all the obligations of LSV Employee Group II. The lenders have the right to seek payment from the Company in the event of a default by LSV Employee Group II.
As of April 24, 2013, the remaining unpaid principal balance of the term loan was $1,641. LSV Employee Group II has met all financial obligations to date regarding the scheduled repayment of the term loan since its origination. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group II and, furthermore, fully expects that LSV Employee Group II will meet all of their future obligations regarding the term loan.
Guaranty Agreement with LSV Employee Group III
In October 2012, LSV Employee Group III purchased a portion of the partnership interest of three existing LSV employees for $77,700, of which $69,930 was financed through two syndicated term loan facilities contained in a credit agreement with The PrivateBank and Trust Company. The Company provided an unsecured guaranty for $45,000 of the obligations of LSV Employee Group III to the lenders through a guaranty agreement. LSV agreed to provide an unsecured guaranty for $24,930 of the obligations of LSV Employee Group III to the lenders through a separate guaranty agreement.
As of April 24, 2013, the remaining unpaid principal balances of the term loans guaranteed by LSV and the Company were $19,723 and $45,000, respectively. LSV Employee Group III has met all financial obligations to date regarding the scheduled repayment of the term loans since origination. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.
Investment in Gao Fu Limited
The Company has an investment in Gao Fu Limited (Gao Fu), a wealth services firm based in Shanghai in the Republic of China. The Company accounts for its interest in Gao Fu using the equity method. At March 31, 2013, the Company's total investment in Gao Fu was $8,464. The Company's proportionate share in the losses of Gao Fu was $218 during the three months ended March 31, 2013.

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

10 of 39

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

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2013	December 31, 2012
Trade receivables	$48,600	$46,650
Fees earned, not billed	119,962	116,019
Other receivables	43,039	9,870
	211,601	172,539
Less: Allowance for doubtful accounts	(1,021)	(805)
	$210,580	$171,734
Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules. These billing schedules generally provide for fees to be billed on a quarterly basis. In addition, certain fees earned from investment operations services are determined from security valuations which delay billings to clients.
Other receivables include $32,722 relating to the closing of the sale of a subsidiary (See Note 13).
Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various regulated investment companies sponsored by SEI.
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2013	December 31, 2012
Buildings	$137,940	$137,751
Equipment	65,996	66,167
Land	9,929	9,929
Purchased software	92,362	91,468
Furniture and fixtures	17,524	18,535
Leasehold improvements	4,495	5,037
Construction in progress	116	112
	328,362	328,999
Less: Accumulated depreciation	(205,209)	(201,418)
Property and Equipment, net	$123,153	$127,581

11 of 39

The Company recognized $5,704 and $5,432 in depreciation expense related to property and equipment for the three months ended March 31, 2013 and 2012, respectively.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2013	December 31, 2012
Accrued employee compensation	$25,689	$63,996
Accrued employee benefits and other personnel	6,952	7,299
Accrued consulting, outsourcing and professional fees	22,147	16,676
Accrued brokerage fees	5,028	5,733
Accrued sub-advisory, distribution and other asset management fees	20,630	17,548
Accrued income taxes	38,837	104
Other accrued liabilities	21,327	26,949
Total accrued liabilities	$140,610	$138,305

Note 5.    Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in equity and fixed-income mutual funds that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed pass-through certificates, Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes and investment grade commercial paper. The Company's Level 2 financial assets, with the exception of the GNMA securities, were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The GNMA mortgage-backed pass-through certificates were purchased for the sole purpose of satisfying specific regulatory requirements imposed on our wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC). As a result, the Company's Level 2 financial assets are limited to only these types of fixed income securities. The valuation of the Company's Level 2 financial assets are based upon securities pricing policies and procedures utilized by third-party pricing vendors. The pricing policies and procedures applied during the three months ended March 31, 2013 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2012. The Company's Level 3 financial assets consist of an investment product in the process of liquidation that is closed to new investors. The Company had no Level 3 financial liabilities at March 31, 2013 or December 31, 2012. There were no transfers of financial assets between levels within the fair value hierarchy during the three months ended March 31, 2013.
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At March 31, 2013
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$12,546	$12,546	$—	$—
Fixed income available-for-sale securities	59,749	—	59,749	—
Fixed income securities owned	21,107	—	21,107	—
Trading securities	5,853	4,691	—	1,162
	$99,255	$17,237	$80,856	$1,162

12 of 39

	At December 31, 2012
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$15,926	$15,926	$—	$—
Fixed income available-for-sale securities	59,943	—	59,943	—
Fixed income securities owned	20,088	—	20,088	—
Trading securities	5,909	4,706	—	1,203
	$101,866	$20,632	$80,031	$1,203

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2013 to March 31, 2013:

Trading Securities
Balance, January 1, 2013	$1,203
Purchases	—
Issuances	—
Principal prepayments and settlements	—
Sales	—
Total gains or (losses) (realized/unrealized):
Included in earnings	(41)
Included in other comprehensive income	—
Transfers in and out of Level 3	—
Balance, March 31, 2013	$1,162
The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2012 to March 31, 2012:

Trading Securities
Balance, January 1, 2012	$52,623
Purchases	—
Issuances	—
Principal prepayments and settlements	(3,267)
Sales	—
Total gains or (losses) (realized/unrealized):
Included in earnings	2,885
Included in other comprehensive income	—
Transfers in and out of Level 3	—
Balance, March 31, 2012	$52,241

13 of 39

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At March 31, 2013
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$9,153	$817	$(9)	$9,961
Equities and other mutual funds	2,600	—	(15)	2,585
Debt securities	56,419	3,330	—	59,749
	$68,172	$4,147	$(24)	$72,295

	At December 31, 2012
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$12,953	$376	$(13)	$13,316
Equities and other mutual funds	2,610	—	—	2,610
Debt securities	55,923	4,020	—	59,943
	$71,486	$4,396	$(13)	$75,869
Net unrealized holding gains at March 31, 2013 and December 31, 2012 were $2,729 (net of income tax expense of $1,394) and $2,829 (net of income tax expense of $1,554), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.
There were no material gross realized gains or losses from available-for-sale securities during the three months ended March 31, 2013 and 2012. Gains and losses from available-for-sale securities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.
The Company’s debt securities classified as available-for-sale securities are issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SPTC and have maturity dates which range from 2020 to 2043.
Trading Securities
The Company records all of its trading securities on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.
Trading securities of the Company primarily consist of an investment related to the startup of mutual funds sponsored by LSV. These mutual funds are U.S. dollar denominated funds that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $4,691 and $4,706 at March 31, 2013 and December 31, 2012, respectively. There were no material gross realized gains or losses from the change in fair value of the funds during the three months ended March 31, 2013 and 2012, respectively.
During the three months ended March 31, 2012, the Company recognized gains from structured investment vehicle (SIV) securities of $2,882. The gains from SIV securities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations. In November 2012, the Company sold its remaining SIV securities and no longer owns any SIV securities.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,107 and $20,088 at March 31, 2013 and December 31, 2012, respectively. There were no material net gains or losses from the change in fair value of the securities during the three months ended March 31, 2013 and 2012.

14 of 39

Note 7.    Lines of Credit
The Company has a five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 1.25 percent above LIBOR. There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings through the Credit Facility at March 31, 2013. The Company was in compliance with all covenants of the Credit Facility at March 31, 2013.
The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during the three months ended March 31, 2013.

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
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended March 31, 2013 and 2012, respectively, as follows:

	Three Months Ended
	March 31,
	2013	2012
Stock-based compensation expense	$5,293	$4,033
Less: Deferred tax benefit	(1,916)	(1,521)
Stock-based compensation expense, net of tax	$3,377	$2,512

As of March 31, 2013, there was approximately $45,567 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2013 was $13,602. The total options exercisable as of March 31, 2013 had an intrinsic value of $89,066. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2013 and the exercise price of the shares. The market value

15 of 39

of the Company’s common stock as of March 31, 2013 was $28.85 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31, 2013 was $18.24. Total options that were outstanding and exercisable as of March 31, 2013 were 24,087,000 and 8,393,000, respectively.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 1,268,000 shares at a total cost of $36,181 during the three months ended March 31, 2013. As of March 31, 2013, the Company has $54,831 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Noncontrolling Interest
The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2013 to March 31, 2013:

Noncontrolling interest
Balance, January 1, 2013	$19,149
Net income attributable to noncontrolling interest	350
Foreign currency translation adjustments	(451)
Sale of subsidiary (See Note 13)	(19,048)
Balance, March 31, 2013	$—
The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2012 to March 31, 2012:

Noncontrolling interest
Balance, January 1, 2012	$16,143
Net income attributable to noncontrolling interest	270
Foreign currency translation adjustments	483
Balance, March 31, 2012	$16,896

16 of 39

Note 9.    Accumulated Comprehensive Income
Accumulated other comprehensive income, net of tax, consists of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income
Total accumulated comprehensive income at December 31, 2012	$3,861	$2,829	$6,690
Less: Total accumulated comprehensive income attributable to noncontrolling interest at December 31, 2012	(451)	—	(451)
Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2012	$3,410	$2,829	$6,239

Total comprehensive loss for the three months ended March 31, 2013	$(5,307)	$(100)	$(5,407)
Less: Total comprehensive loss attributable to noncontrolling interest for the three months ended March 31, 2013	451	—	451
Total comprehensive loss attributable to SEI Investments Company for the three months ended March 31, 2013	$(4,856)	$(100)	$(4,956)

Total accumulated comprehensive income at March 31,2013	$(1,446)	$2,729	$1,283
Less: Total accumulated comprehensive income attributable to noncontrolling interest at March 31, 2013	—	—	—
Total accumulated comprehensive income attributable to SEI Investments Company at March 31, 2013	$(1,446)	$2,729	$1,283

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2013 and 2012. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended March 31, 2013 and 2012.

17 of 39

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2013
Revenues	$98,746	$55,191	$63,162	$53,820	$960	$271,879
Expenses	96,298	31,625	31,509	35,162	3,738	198,332
Operating profit (loss)	$2,448	$23,566	$31,653	$18,658	$(2,778)	$73,547
Gain on sale of subsidiary	22,112	—	—	—	—	22,112
Total profit (loss)	$24,560	$23,566	$31,653	$18,658	$(2,778)	$95,659

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2012
Revenues	$87,988	$49,468	$53,317	$46,211	$914	$237,898
Expenses	87,517	29,301	28,100	30,426	3,698	179,042
Operating profit (loss)	$471	$20,167	$25,217	$15,785	$(2,784)	$58,856
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 is as follows:

	2013	2012
Total operating profit from segments above	$73,547	$58,856
Corporate overhead expenses	(13,794)	(11,082)
Noncontrolling interest reflected in segments	289	315
Income from operations	$60,042	$48,089

The following tables provide additional information for the three months ended March 31, 2013 and 2012 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2013	2012	2013	2012
Private Banks	$4,851	$11,842	$3,933	$3,728
Investment Advisors	1,775	4,141	509	494
Institutional Investors	363	1,231	230	262
Investment Managers	623	3,053	462	476
Investments in New Businesses	88	272	454	334
Total from business segments	$7,700	$20,539	$5,588	$5,294
Corporate overhead	92	854	116	138
	$7,792	$21,393	$5,704	$5,432

	Amortization
	2013	2012
Private Banks	$5,336	$4,685
Investment Advisors	1,957	1,716
Institutional Investors	302	302
Investment Managers	202	201
Investments in New Businesses	388	277
Total from business segments	$8,185	$7,181
Corporate overhead	57	441
	$8,242	$7,622

18 of 39

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at March 31, 2013 and December 31, 2012 was $11,887 and $11,553, respectively, exclusive of interest and penalties, of which $10,379 and $9,965 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2013 and December 31, 2012, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $822 and $770, respectively.

	March 31, 2013	December 31, 2012
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$11,887	$11,553
Interest and penalties on unrecognized benefits	822	770
Total gross uncertain tax positions	$12,709	$12,323
Amount included in Current liabilities	$5,309	$5,291
Amount included in Other long-term liabilities	7,400	7,032
	$12,709	$12,323
The Company’s effective tax rates were 34.9 percent and 37.2 percent for the three months ended March 31, 2013 and 2012, respectively. The 2013 tax rate benefited by the reinstatement of the research and development tax credit. On January 2, 2013, President Barack Obama signed into law the American Taxpayer Relief Act of 2012 (the Act), which reinstated the research and development credit retroactively from January 1, 2012 through December 31, 2013. The accounting rules require the determination of current and deferred taxes be based upon the provisions of the enacted tax law as of the balance sheet date. Since the Act was not signed into law until January 2, 2013, the effect was not reflected in the tax provision for 2012. The effect of the 2012 research and development tax credit was therefore reflected in the 2013 tax rate. The benefit from the reinstatement of the research and development tax credit was partially offset by additional foreign taxes caused by the sale of SEI AK (See Note 13).
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
The Company estimates it will recognize $5,309 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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

19 of 39

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
SEI has been named in six lawsuits filed in Louisiana. Five lawsuits were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant and, as described below, was certified as a class in December 2012. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action against SEI and SPTC under the Louisiana Securities Act. The putative class action originally included a claim against SEI and SPTC for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy.  In addition, another group of plaintiffs have filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and SPTC and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank. Two of the five actions filed in East Baton Rouge were removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas issued an order and judgment that the causes of action alleged against SEI in the two removed actions were preempted by federal law and the court dismissed these cases with prejudice. Plaintiffs appealed this ruling, and on March 19, 2012, a panel of the Court of Appeals for the Fifth Circuit reversed the decision of the United States District Court and remanded the actions for further proceedings. On July 18, 2012, SEI filed a petition for certiorari in the United States Supreme Court, seeking review of the decision by the United States Court of Appeals in the Eleventh Circuit to permit the claims against SEI to proceed. SEI believes that the trial correctly concluded that the claims against SEI were barred by the federal Securities Litigation Uniform Standards Act and is requesting that the Supreme Court reinstate that dismissal. On January 18, 2013, the Supreme Court granted the petition for certiorari, and the court will consider the case in the fall of this year.
The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The plaintiffs in the remaining two cases in East Baton Rouge have granted SEI and SPTC an extension to respond to the filings.  SEI and SPTC filed exceptions in the class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge class action, plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. The Court in the East Baton Rouge action held a hearing on class certification on September 20, 2012. By oral decision on December 5, 2012 and later entered in a judgment signed on December 17, 2012 that was subsequently amended, the Court in East Baton Rouge certified a class to be composed of persons who purchased any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009; persons who renewed any SIB CD in Louisiana between January 1, 2007 and February 13, 2009; or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. On January 30, 2013, SEI and SPTC filed motions for appeal from the judgments that stated SEI's and SPTC's intention to move to stay the litigation. On February 1, 2013, plaintiffs filed a motion for Leave to File First Amended and Restated Class Action Petition in which they ask the Court to allow them the petition in this case to add additional facts that were developed during discovery and adding claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 15, 2013, SEI filed a motion for new trial, or, in the alternative, for reconsideration of the Court's order allowing amendment.  On February 22, 2013, SEI filed a motion to stay proceedings in view of the pending Supreme Court case. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by filing an exception. On March 11, 2013, the insurance carrier defendants filed a notice of removal removing the case to the Middle District of Louisiana and on March 18, 2013, the insurance carrier defendants filed answers. On March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On

20 of 39

March 18, 2013, the insurance carrier defendants filed answers. On March 19, 2013, plaintiffs filed a motion to remand, a motion for expedited briefing schedule, expedited status conference and expedited consideration of their motion to remand, a motion for leave to file under seal and a motion for order pursuant to 28 U.S.C. 1447(b) requiring removing defendants to supplement federal court record with certified copy of state court record. These motions are now fully briefed. On March 25, 2013, SEI filed a motion that the court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of removal jurisdiction in an April 12, 2013 order that also dismissed without prejudice a motion to dismiss for lack of jurisdiction and improper venue filed on April 9, 2013 by one of the insurers. On April 1, 2013, the Louisiana Office of Financial Institutions (OFI) filed a motion to remand and sever claims and a response to that motion by the insurers and opposition to that motion by the plaintiffs were filed on April 22, 2013.
Along with the briefing in the Middle District of Louisiana, on March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On March 19, 2013, plaintiffs notified the MDL that they had filed a motion to remand and asking the panel to decline to issue a conditional transfer order. On March 29, 2013, the MDL issued a conditional transfer order (CTO), which both plaintiffs and OFI oppose. On April 18, 2013,  OFI filed a motion to vacate the CTO or, in the alternative, stay any ruling to transfer the matter until after the Middle District of Louisiana rules on OFI's motion to remand and sever. Plaintiffs filed a motion to vacate the CTO on April 19, 2013. SEI's response to those motions is due on or before May 9, 2013 and May 10, 2013 respectively.
While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuits vigorously. Because of the uncertainty of the make-up of the classes, the outcome of the proceeding in the United States Supreme Court, the specific theories of liability that may survive a motion for summary judgment or other dispositive motion, the lack of discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the foregoing lawsuits.

Note 13.    Sale of SEI Asset Korea
On July 31, 2012, the Company, MetLife International Holdings, Inc. (MetLife) and International Finance Corporation (IFC) entered into a definitive agreement with Baring Asset Management Limited to sell all ownership interest in SEI Asset Korea (SEI AK). SEI AK is located in South Korea and provides domestic equity and fixed income investment management services to financial institutions and pension funds.
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Barings Asset Management Limited. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014, and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. Also, the net working capital of SEI AK at closing in excess of required regulatory capital, and subject to certain other adjustments, was distributed to the Company, MetLife and IFC in accordance with the ownership interests. Without regard to the contingent purchase price, the Company recognized a gain of $22,112, or $0.08 diluted earnings per share, during the three months ended March 31, 2013 as a result of the sale. The Company's gain from the sale of SEI AK is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.
Excluding the contingent purchase price, the Company expects to receive gross proceeds of $56,879, of which $21,612, net of $2,545 in transaction costs, was received at closing and $32,722 was placed in an escrow account that will be paid to the Company during the three months ended June 30, 2013 upon final delivery of all remaining outstanding shares of SEI AK owned by the Company. This amount is included in Receivables on the Consolidated Balance Sheet at March 31, 2013. The net effect of the cash received from the sale and the transfer of cash balances to the owners is reflected in Sale of subsidiary, net of cash transferred in the investing section of the Consolidated Statement of Cash flows.
The Company's ownership interest in SEI AK was 56.1 percent. The Company consolidated the assets, liabilities and operations of SEI AK in its Consolidated Financial Statements. As of December 31, 2012, SEI AK had total corporate assets of $54,783, of which $48,306 was included in Cash and cash equivalents on the Consolidated Balance Sheet. All other accounts of SEI AK were not material to any financial statement line item in the Consolidated Financial Statements. The ownership interests in SEI AK of MetLife and IFC were reflected in Noncontrolling interest in the Consolidated Financial Statements.

21 of 39

The operating results of SEI AK were included in the Private Banks business segment. SEI AK revenues and net income included in the Company's Consolidated Statement of Operations were as follows:

	For the Period January 1, 2013 through
		For the Three Months Ended

	March 28, 2013	March 31, 2012
Revenues	$2,889	$3,126

Net income	$796	$616
Less: Income attributable to the noncontrolling interests	(350)	(270)
Net income attributable to SEI AK	$446	$346

Note 14.    Subsequent Event
On April 24, 2013, the Company entered into a Settlement Agreement with respect to litigation captioned Abu Dhabi Commercial Bank, et. al. v. Morgan Stanley & Co., Incorporated, et. al., brought by a group of plaintiffs, including the Company, related to the purchase of securities by the Company and others of Cheyne Finance LLC, a SIV security. In accordance with the Settlement Agreement, the Company is entitled to receive a cash settlement payment of approximately $43,000 after fees and expenses. This transaction will be reflected in the financial statements of the Company for the three months ended June 30, 2013.

22 of 39

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition at March 31, 2013 and 2012, the consolidated results of operations for the three months ended March 31, 2013 and 2012 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management, and investment operations solutions. We help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of March 31, 2013, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $494.8 billion in mutual fund and pooled or separately managed assets, including $206.2 billion in assets under management and $288.6 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $66.3 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 were:

	Three Months Ended March 31,		Percent
	2013	2012	Change
Revenues	$271,879	$237,898	14%
Expenses	211,837	189,809	12%
Income from operations	60,042	48,089	25%
Net gain from investments	280	3,205	N/M
Interest income, net of interest expense	940	1,326	(29)%
Equity in earnings from unconsolidated affiliates	27,588	27,330	1%
Gain on sale of subsidiary	22,112	—	N/M
Income before income taxes	110,962	79,950	39%
Income taxes	38,692	29,715	30%
Net income	72,270	50,235	44%
Less: Net income attributable to noncontrolling interest	(350)	(270)	30%
Net income attributable to SEI Investments Co.	$71,920	$49,965	44%
Diluted earnings per common share	$0.41	$0.28	46%

23 of 39

In our opinion, the following items had a significant impact on our financial results for the three months ended March 31, 2013 and 2012:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients and market appreciation. Our average assets under management, excluding LSV, increased $20.9 billion, or 17 percent, to $145.0 billion in the first quarter 2013 as compared to $124.1 billion during the first quarter 2012.

•
Sales of new business in our Institutional Investors and Investment Managers business segments as well as positive cash receipts from new and existing advisor relationships in our Investment Advisors business segment contributed to the increase in our revenues and profits.

•
Revenue growth was also driven by increased recurring and one-time investment processing fees in our Private Banks segment. The increase was attributable to new business, higher one-time project revenue from new and existing bank clients and increased fees earned from our mutual fund trading solution.

•
Our proportionate share in the earnings of LSV was $27.8 million in first quarter 2013 as compared to $27.3 million in first quarter 2012, an increase of two percent. The increase in our earnings was primarily driven by the increase in assets under management of LSV from existing clients from market appreciation. Our earnings from LSV; however, were negatively impacted by the decrease in our ownership percentage which occurred in April 2012. Our ownership percentage was approximately 39.8 percent during the first quarter 2013 as compared to approximately 41.2 percent during the first quarter 2012.

•
Our operating expenses related to personnel and third-party service providers in our Private Banks and Investment Managers segments increased. These increased operational costs are mainly related to servicing new and existing clients and are included in Compensation, benefits and other personnel as well as Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.

•
Amortization expense related to capitalized software increased to $8.2 million during the first quarter 2013 as compared to $7.2 million during the first quarter 2012 due to continued releases of the SEI Wealth Platform.

•
Our previously disclosed sale of SEI Asset Korea (SEI AK) was completed during the first quarter 2013 resulting in a gain of $22.1 million, or $0.08 diluted earnings per share. The gain from the sale is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations. The operating results of SEI AK were included in the Private Banks business segment (See Note 13 to the Consolidated Financial Statements for more information).

•
Our effective tax rate during the first quarter 2013 was 34.9 percent as compared to 37.2 percent in the first quarter 2012. Our tax rate in 2012 was negatively affected by the expiration of the research and development tax credit, which was not reinstated until January 2013. The tax credit was reinstated retroactively for 2012. The effect of the 2012 research and development tax credit is included in the first quarter 2013 tax rate; however, the rate in 2013 was negatively impacted by additional foreign taxes resulting from the sale of SEI AK.

•	We continued our stock repurchase program during 2013 and purchased 1,268,000 shares at an average price of approximately $28.54 per share in the first quarter.

24 of 39

Ending Asset Balances
(In millions)
This table presents ending assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	As of March 31,		Percent
	2013	2012	Change
Private Banks:
Equity and fixed income programs (A)	$12,446	$17,180	(28)%
Collective trust fund programs	9	435	(98)%
Liquidity funds	5,143	5,549	(7)%
Total assets under management	$17,598	$23,164	(24)%
Client proprietary assets under administration	12,970	10,916	19%
Total assets	$30,568	$34,080	(10)%
Investment Advisors:
Equity and fixed income programs	34,166	29,722	15%
Collective trust fund programs	15	1,199	(99)%
Liquidity funds	2,094	1,643	27%
Total assets under management	$36,275	$32,564	11%
Institutional Investors:
Equity and fixed income programs	64,214	54,537	18%
Collective trust fund programs	101	424	(76)%
Liquidity funds	2,810	3,725	(25)%
Total assets under management	$67,125	$58,686	14%
Investment Managers:
Equity and fixed income programs	73	62	18%
Collective trust fund programs	17,656	12,781	38%
Liquidity funds	522	147	255%
Total assets under management	$18,251	$12,990	41%
Client proprietary assets under administration	275,632	228,327	21%
Total assets	$293,883	$241,317	22%
Investments in New Businesses:
Equity and fixed income programs	552	568	(3)%
Liquidity funds	42	34	24%
Total assets under management	$594	$602	(1)%
LSV:
Equity and fixed income programs	$66,311	$60,607	9%
Total:
Equity and fixed income programs (A)	177,762	162,676	9%
Collective trust fund programs	17,781	14,839	20%
Liquidity funds	10,611	11,098	(4)%
Total assets under management	$206,154	$188,613	9%
Client proprietary assets under administration	288,602	239,243	21%
Total assets under management and administration	$494,756	$427,856	16%
(A) Equity and fixed income programs in the Private Banks segment in 2012 includes $6.6 billion in assets related to SEI AK which was sold in first-quarter 2013 (See Note 13 to the Consolidated Financial Statements).

25 of 39

Average Asset Balances
(In millions)
This table presents average asset balances of our clients, or of clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	Three Months Ended March 31,		Percent
	2013	2012	Change
Private Banks:
Equity and fixed income programs (A)	$19,197	$17,116	12%
Collective trust fund programs	11	436	(97)%
Liquidity funds	5,556	5,581	—%
Total assets under management	$24,764	$23,133	7%
Client proprietary assets under administration	12,860	10,211	26%
Total assets	$37,624	$33,344	13%
Investment Advisors:
Equity and fixed income programs	33,189	28,426	17%
Collective trust fund programs	14	1,238	(99)%
Liquidity funds	2,085	2,015	3%
Total assets under management	$35,288	$31,679	11%
Institutional Investors:
Equity and fixed income programs	63,642	52,270	22%
Collective trust fund programs	101	427	(76)%
Liquidity funds	2,960	3,765	(21)%
Total assets under management	$66,703	$56,462	18%
Investment Managers:
Equity and fixed income programs	68	58	17%
Collective trust fund programs	17,129	11,983	43%
Liquidity funds	511	190	169%
Total assets under management	$17,708	$12,231	45%
Client proprietary assets under administration	263,054	224,547	17%
Total assets	$280,762	$236,778	19%
Investments in New Businesses:
Equity and fixed income programs	542	549	(1)%
Liquidity funds	38	39	(3)%
Total assets under management	$580	$588	(1)%
LSV:
Equity and fixed income programs	$64,448	$59,200	9%
Total:
Equity and fixed income programs (A)	181,086	157,619	15%
Collective trust fund programs	17,255	14,084	23%
Liquidity funds	11,150	11,590	(4)%
Total assets under management	$209,491	$183,293	14%
Client proprietary assets under administration	275,914	234,758	18%
Total assets under management and administration	$485,405	$418,051	16%
(A) Equity and fixed income programs in the Private Banks segment includes $7.0 billion and $6.8 billion in assets for the three months ended March 31, 2013 and 2012, respectively, related to SEI AK which was sold in first-quarter 2013 (See Note 13 to the Consolidated Financial Statements).

26 of 39

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 were as follows:

	Three Months Ended March 31,		Percent Change
	2013	2012
Private Banks:
Revenues	$98,746	$87,988	12%
Expenses	96,298	87,517	10%
Operating Profit	$2,448	$471	420%
Gain on sale of subsidiary	22,112	—	N/M
Total Profit	$24,560	$471	N/M
Operating Margin (A)	2%	1%
Investment Advisors:
Revenues	$55,191	$49,468	12%
Expenses	31,625	29,301	8%
Operating Profit	$23,566	$20,167	17%
Operating Margin	43%	41%
Institutional Investors:
Revenues	$63,162	$53,317	18%
Expenses	31,509	28,100	12%
Operating Profit	$31,653	$25,217	26%
Operating Margin	50%	47%
Investment Managers:
Revenues	$53,820	$46,211	16%
Expenses	35,162	30,426	16%
Operating Profit	$18,658	$15,785	18%
Operating Margin	35%	34%
Investments in New Businesses:
Revenues	$960	$914	5%
Expenses	3,738	3,698	1%
Operating Loss	$(2,778)	$(2,784)	N/M
(A) Percentage determined exclusive of gain from sale of subsidiary (See Note 13 to the Consolidated Financial Statements).
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

27 of 39

Private Banks

	Three Months Ended March 31,		Percent Change
	2013	2012
Revenues:
Information processing and software servicing fees	$64,067	$55,752	15%
Asset management, administration & distribution fees	27,007	25,109	8%
Transaction-based and trade execution fees	7,672	7,127	8%
Total revenues	$98,746	$87,988	12%
Revenues increased $10.8 million, or 12 percent, in the three month period ended March 31, 2013 and were primarily affected by:

•	Increased recurring investment processing fees from new investment processing clients;

•	Increased one-time project revenue from new and existing bank clients;

•	Increased fees earned on our mutual fund trading solution due to an increase in assets processed on the system from new and existing clients;

•	Increased investment management fees from existing international clients due to higher average assets under management from improved capital markets during 2012 and in first quarter 2013; and

•	Increased transaction-based fees due to higher trading volumes across the majority of our bank clients; partially offset by

•	Lower recurring investment processing fees due to price reductions provided to existing clients that recontracted for longer periods and client losses.
Operating margin increased to two percent compared to one percent in the same period a year ago. Operating income increased by $2.0 million compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with increased investment management fees from existing international clients, mainly distribution fees; and

•	Increased operational costs, mainly salary, incentive compensation, consulting and outsourcing costs, for servicing new and existing investment processing clients.
Investment Advisors
Revenues increased $5.7 million, or 12 percent, in the three month period ended March 31, 2013 and were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by market appreciation during 2012 and first quarter 2013 and an increase in net cash flows from new and existing advisors; and

•	An increase in the average basis points earned on assets due to the increase in average assets under management; partially offset by

•	Lower fees earned from our collective trust fund offering due to the closing of the SEI Stable Asset Fund at the end of 2012.
Operating margin increased to 43 percent compared to 41 percent in the same period a year ago. Operating income increased by $3.4 million, or 17 percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; partially offset by

•
Increased amortization expense relating to the SEI Wealth Platform as well as spending associated with building the necessary functionality and infrastructure for servicing financial institutions and investment advisors in the United States; and

•	Increased sales compensation expense due to new business activity and other personnel costs, mainly salary and incentive compensation.

28 of 39

Institutional Investors
Revenues increased $9.8 million, or 18 percent, in the three month period ended March 31, 2013 and were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by improved capital markets in first quarter 2013 as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by client losses.
Operating margin increased to 50 percent compared to 47 percent in the same period a year ago. Operating income increased $6.4 million, or 26 percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel costs, mainly salary and incentive compensation; and

•	Increased direct expenses associated with higher investment management fees.
Investment Managers
Revenues increased $7.6 million, or 16 percent, in the three month period ended March 31, 2013 and were primarily affected by:

•	Cash flows from new clients of our hedge funds and collective trust fund solutions; partially offset by client losses;

•	Net positive cash flows from existing hedge fund clients due to new funding along with higher valuations from capital market increases in late 2012 through the first three months of 2013; and

•	Increased accounts from our separately managed account program from new and existing clients.
Operating margin increased to 35 percent compared to 34 percent in the same period a year ago. Operating income increased $2.9 million, or 18 percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients of our hedge fund and separately managed accounts solutions.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $13.8 million and $11.1 million in the three months ended March 31, 2013 and 2012, respectively.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,
	2013	2012
Net gain from investments	$280	$3,205
Interest and dividend income	1,053	1,487
Interest expense	(113)	(161)
Equity in earnings of unconsolidated affiliates	27,588	27,330
Gain on sale of subsidiary	22,112	—
Total other income and expense items, net	$50,920	$31,861

29 of 39

Net gain from investments
Net gain from investments consists of:

	Three Months Ended March 31,
	2013	2012
Net realized and unrealized gains from marketable securities	$280	$619
Gains from SIV securities	—	2,882
Other losses	—	(296)
Net gain from investments	$280	$3,205

During the three months ended March 31, 2012, we recognized gains of $2.9 million from SIV securities, of which $2.1 million resulted from cash payments received from the SIV securities and $0.8 million was from an increase in fair value at March 31, 2012. In November 2012, we sold the last remaining SIV security and no longer own any SIV securities.
Gain on sale of subsidiary
On March 28, 2013, the sale of all of our ownership interests in SEI AK was completed. We recorded a gain from the sale of $22.1 million in the first quarter 2013 which is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes our less than 50 percent ownership in LSV. Our proportionate share in the earnings of LSV was $27.8 million in first quarter 2013 as compared to $27.3 million in first quarter 2012, an increase of two percent. The increase in our earnings was primarily due to increased assets under management of LSV from existing clients because of improved capital markets. LSV’s average assets under management increased $5.2 billion to $64.4 billion during the three months ended March 31, 2013 as compared to $59.2 billion during the three months ended March 31, 2012, an increase of nine percent. Our earnings from LSV; however, were negatively impacted by the decrease in our ownership percentage which occurred in April 2012. During the three months ended March 31, 2013 and 2012, our partnership interest in LSV was approximately 39.8 percent and 41.2 percent, respectively.
In March 2009, certain partners of LSV, including SEI, agreed to designate a portion of their partnership interest for the purpose of providing an interest in the partnership to a select group of key LSV employees. In April 2013, these contributing partners agreed to provide certain key LSV employees an interest in LSV thereby reducing our interest in LSV from approximately 39.8 percent to approximately 39.3 percent.
Income Taxes
Our effective tax rates were 34.9 percent and 37.2 percent for the three months ended March 31, 2013 and 2012, respectively. The 2013 tax rate benefited from the reinstatement of the research and development tax credit. The tax credit was reinstated retroactively from January 1, 2012 through December 31, 2013 through The American Taxpayer Relief Act of 2012 (the Act), signed into law on January 2, 2013. The accounting rules require the determination of current and deferred taxes be based upon the provisions of the enacted tax law as of the balance sheet date. Since the Act was not signed into law until January 2, 2013, the effect was not reflected in the tax provision for 2012. The effect of the 2012 research and development tax credit was therefore reflected in our effective tax rate in the first quarter 2013. Our tax rate in 2013 was negatively impacted by additional foreign taxes resulting from the sale of SEI AK (See Note 13 to the Consolidated Financial Statements for more information).
Fair Value Measurements
The fair value of our financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of most of our financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets (See Note 5 to the Notes to Consolidated Financial Statements).
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

30 of 39

existing laws and regulations; and a greater propensity of regulators to pursue enforcement actions and other sanctions against regulated entities, have made this an increasingly challenging and costly regulatory environment in which to operate.
SEI and some of our regulated subsidiaries have undergone or been scheduled to undergo a range of periodic or thematic reviews or examinations by more than eight regulatory authorities around the world, including the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the Financial Conduct Authority of the United Kingdom (formerly the Financial Services Authority), the Central Bank of Ireland and others. In a number of instances, these are the first recurring examinations by these regulatory authorities. These examinations typically result in the identification of matters or practices to be addressed by us or our subsidiaries and, in certain circumstances, the regulatory authorities could require remediation activities or pursue enforcement proceedings against us or our subsidiaries. As described under the caption “Regulatory Considerations” in our Annual Report on Form 10-K, the range of possible sanctions that are available to regulatory authorities include limitations on our ability to engage in business for specified periods of time, the revocation of registration, censures and fines. The direct and indirect costs of responding to these examinations and reviews and of complying with new or modified regulations, as well as the potential financial costs and potential reputational impact against us of any enforcement proceedings that might result, is uncertain but could have a material adverse impact on our operating results or financial position.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$39,475	$39,224
Net cash used in investing activities	(31,998)	(19,855)
Net cash used in financing activities	(7,625)	(52,228)
Net decrease in cash and cash equivalents	(148)	(32,859)
Cash and cash equivalents, beginning of period	452,247	420,986
Cash and cash equivalents, end of period	$452,099	$388,127
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At March 31, 2013, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
Our credit facility provides for borrowings of up to $300.0 million and is scheduled to expire in February 2017 (See Note 7 to the Consolidated Financial Statements). The availability of the credit facility is subject to the compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. We currently have no borrowings under our credit facility.
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of April 24, 2013, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $317.4 million.
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
Cash flows from operations increased $251 thousand in the first three months of 2013 compared to the first three months of 2012 due to the increase in net income and a higher quarterly partnership distribution payment received from LSV. The increase in cash flows was partially offset by the non-cash adjustment for the realized gain of $22.1 million recorded during the quarter for the sale of SEI AK and the net change in our working capital accounts.

31 of 39

Cash flows from investing activities decreased $12.1 million in the first three months of 2013 compared to the first three months of 2012. Net cash used in investing activities includes:

•
Purchases, sales and maturities of marketable securities. We had cash outflows of $11.6 million for the purchase of marketable securities in the first three months of 2013 as compared to $9.6 million in the first three months of 2012. Marketable securities purchased in 2013 consisted of additional GNMA securities to satisfy applicable regulatory requirements of SPTC and investments in short-term U.S. government agency and commercial paper securities by SIDCO. Marketable securities purchased in 2012 consisted of investments for the start-up of new investment products and investments in short-term U.S. government agency and commercial paper securities by SIDCO. We had cash inflows of $14.0 million from marketable securities in the first three months of 2013 as compared to $11.2 million in the first three months of 2012. Cash inflows in 2013 and 2012 primarily consisted of maturities and prepayments.

•
The capitalization of costs incurred in developing computer software. We will continue the development of the SEI Wealth Platform through a series of releases to expand the functionality of the platform. We capitalized $6.0 million of software development costs in the first three months of 2013 as compared to $9.3 million in the first three months of 2012. Amounts capitalized in 2013 and 2012 include costs for significant enhancements and upgrades to the platform.

•
Capital expenditures. Our capital expenditures in the first three months of 2013 were $1.7 million as compared to $12.1 million in the first three months of 2012. Our expenditures in 2013 and 2012 primarily include purchased software. Our expenditures in 2012 include a purchase of $10.0 million for specific front office client management technology.

•
The sale of our subsidiary. The sale of SEI AK was completed during the first three months of 2013. The net effect of the cash received from the sale of SEI AK and the transfer of cash balances to the owners is reflected in Sale of subsidiary, net of cash transferred. Additional information pertaining to the sale is presented in Note 13 to the Consolidated Financial Statements.

Cash flows from financing activities increased $44.6 million in the first three months of 2013 compared to the first three months of 2012. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We spent approximately $34.5 million during the first three months of 2013 and $36.5 million during the first three months of 2012 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $24.3 million in proceeds from the issuance of our common stock during the first three months of 2013 as compared to $12.4 million during the first three months of 2012. The increase in proceeds is primarily attributable to a higher level of stock option exercises in 2013.

•
Dividend payments. Cash dividends paid were $26.5 million or $.15 per share in the first three months of 2012. There were no cash dividends paid in the first three months of 2013. The decrease in dividends paid in 2013 was due to the payment date of the December 2012 dividend occurring in the calendar year as compared to the payment date of the dividend declared in December 2011 which occurred in January 2012.

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for ongoing operations; continued investment in new products and equipment; our common stock repurchase program and future dividend payments.
Subsequent Event
During the evening of April 24, 2013, we entered into a Settlement Agreement with respect to litigation captioned Abu Dhabi Commercial Bank, et. al. v. Morgan Stanley & Co., Incorporated, et. al., related to the purchase of Cheyne Finance LLC, a SIV security. In accordance with the Settlement Agreement, we are entitled to receive a cash settlement payment (after fees and expenses) of approximately $43.0 million. This transaction will be reflected in our financial statements for the second quarter of 2013.
As a result of the positive earnings impact related to this cash settlement, the gain recognized from the sale of SEI AK during the first quarter and our forecasted earnings from operations for 2013, we expect to accelerate the recognition of stock-based compensation expense beginning in the second quarter of 2013. This is due to a change in our estimate of the timing of when specific stock option vesting target thresholds will be achieved. As a result, we expect to recognize approximately $9.3 million in additional stock-based compensation expense spread equally over the remainder of the year in the business segments as follows:

32 of 39

Additional Stock-based Compensation Expense

Private Banks	$2,801
Investment Advisors	1,628
Institutional Investors	1,455
Investment Managers	1,670
Investments in New Businesses	208
Corporate overhead	1,490
$9,252
Off Balance Sheet Arrangement
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
Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K in Part I, Item 1A. These risks include the following:

•	changes in capital markets that may affect our revenues and earnings;

•	product development risk;

•	consolidation within our target markets, including consolidations between banks and other financial institutions;

•	risk of failure by a third-party service provider;

•	the performance of the funds we manage;

•	the affect on our earnings from the performance of LSV Asset Management;

•	the affect of extensive governmental regulation;

•	litigation and regulatory examinations and investigations;

•	systems and technology risks;

•	data security risks;

•	third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;

•	operational risks associated with the processing of investment transactions;

•	financial and non-financial covenants which may restrict our ability to manage liquidity needs;

•	changes in, or interpretation of, accounting principles or tax rules and regulations;

•	fluctuations in foreign currency exchange rates; and

•	retention of senior management personnel.
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

33 of 39

Our principal, regulated wholly-owned subsidiaries are SEI Investments Distribution Co., or SIDCO, SEI Investments Management Corporation, or SIMC, SEI Private Trust Company, or SPTC, SEI Trust Company, or STC, and SEI Investments (Europe) Limited, or SIEL. SIDCO is a broker-dealer registered with the SEC under the Securities and Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, Inc. (FINRA). SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940. SPTC is a limited purpose federal thrift chartered and regulated by the Office of the Comptroller of the Currency. STC is a Pennsylvania trust company, regulated by the Pennsylvania Department of Banking. SIEL is an investment manager and financial institution subject to regulation by the Financial Conduct Authority of the United Kingdom. In addition, various SEI subsidiaries are subject to the jurisdiction of regulatory authorities in Canada, the Republic of Ireland and other foreign countries. The Company has a minority ownership interest in LSV, which is also an investment advisor registered with the SEC.
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

34 of 39

In addition, see the discussion of governmental regulations in Item 1A “Risk Factors” in our latest Annual Report on Form 10-K for a description of the risks that proposed regulatory changes may present for our business.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
None.

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

35 of 39

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.
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
SEI has been named in six lawsuits filed in Louisiana. Five lawsuits were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant and, as described below, was certified as a class in December 2012. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action against SEI and SPTC under the Louisiana Securities Act. The putative class action originally included a claim against SEI and SPTC for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy.  In addition, another group of plaintiffs have filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and SPTC and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank. Two of the five actions filed in East Baton Rouge were removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas issued an order and judgment that the causes of action alleged against SEI in the two removed actions were preempted by federal law and the court dismissed these cases with prejudice. Plaintiffs appealed this ruling, and on March 19, 2012, a panel of the Court of Appeals for the Fifth Circuit reversed the decision of the United States District Court and remanded the actions for further proceedings. On July 18, 2012, SEI filed a petition for certiorari in the United States Supreme Court, seeking review of the decision by the United States Court of Appeals in the Eleventh Circuit to permit the claims against SEI to proceed. SEI believes that the trial correctly concluded that the claims against SEI were barred by the federal Securities Litigation Uniform Standards Act and is requesting that the Supreme Court reinstate that dismissal. On January 18, 2013, the Supreme Court granted the petition for certiorari, and the court will consider the case in the fall of this year.
The case filed in Ascension was also removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas. The schedule for responding to that complaint has not yet been established. The plaintiffs in the remaining two cases in East Baton Rouge have granted SEI and SPTC an extension to respond to the filings.  SEI and SPTC filed exceptions in the class action pending in East Baton Rouge, which the Court granted in part and dismissed the claims under the Louisiana Unfair Trade Practices Act and denied in part as to the other exceptions. SEI and SPTC filed an answer to the East Baton Rouge class action, plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. The Court in the East Baton Rouge action held a hearing on class certification on September 20, 2012. By oral decision on December 5, 2012 and later entered in a judgment signed on December 17, 2012 that was subsequently amended, the Court in East Baton Rouge certified a class to be composed of persons who purchased any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009; persons who renewed any SIB CD in Louisiana between January 1, 2007 and February 13, 2009; or any person for whom the

36 of 39

Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. On January 30, 2013, SEI and SPTC filed motions for appeal from the judgments that stated SEI's and SPTC's intention to move to stay the litigation. On February 1, 2013, plaintiffs filed a motion for Leave to File First Amended and Restated Class Action Petition in which they ask the Court to allow them the petition in this case to add additional facts that were developed during discovery and adding claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend.  On February 15, 2013, SEI filed a motion for new trial, or, in the alternative, for reconsideration of the Court's order allowing amendment.  On February 22, 2013, SEI filed a motion to stay proceedings in view of the pending Supreme Court case. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by filing an exception. On March 11, 2013, the insurance carrier defendants filed a notice of removal removing the case to the Middle District of Louisiana and on March 18, 2013, the insurance carrier defendants filed answers. On March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On March 18, 2013, the insurance carrier defendants filed answers. On March 19, 2013, plaintiffs filed a motion to remand, a motion for expedited briefing schedule, expedited status conference and expedited consideration of their motion to remand, a motion for leave to file under seal and a motion for order pursuant to 28 U.S.C. 1447(b) requiring removing defendants to supplement federal court record with certified copy of state court record. These motions are now fully briefed. On March 25, 2013, SEI filed a motion that the court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of removal jurisdiction in an April 12, 2013 order that also dismissed without prejudice a motion to dismiss for lack of jurisdiction and improper venue filed on April 9, 2013 by one of the insurers. On April 1, 2013, the Louisiana Office of Financial Institutions (OFI) filed a motion to remand and sever claims and a response to that motion by the insurers and opposition to that motion by the plaintiffs were filed on April 22, 2013.
Along with the briefing in the Middle District of Louisiana, on March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On March 19, 2013, plaintiffs notified the MDL that they had filed a motion to remand and asking the panel to decline to issue a conditional transfer order. On March 29, 2013, the MDL issued a conditional transfer order (CTO), which both plaintiffs and OFI oppose. On April 18, 2013, OFI filed a motion to vacate the CTO or, in the alternative, stay any ruling to transfer the matter until after the Middle District of Louisiana rules on OFI's motion to remand and sever. Plaintiffs filed a motion to vacate the CTO on April 19, 2013. SEI's response to those motions is due on or before May 9, 2013 and May 10, 2013 respectively.
While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuits vigorously. Because of the uncertainty of the make-up of the classes, the outcome of the proceeding in the United States Supreme Court, the specific theories of liability that may survive a motion for summary judgment or other dispositive motion, the lack of discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the foregoing lawsuits.

Item 1A.     Risk Factors.
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $2.078 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended March 31, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – 31, 2013	—	$—	—	$91,012,000
February 1 – 28, 2013	493,000	28.14	493,000	77,153,000
March 1 – 31, 2013	775,000	28.80	775,000	54,831,000
Total	1,268,000	28.54	1,268,000

37 of 39

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated April 24, 2013 of SEI Investments Company related to the Company's financial and operating results for the first quarter ended March 31, 2013.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

38 of 39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	April 26, 2013	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

39 of 39