Form 10-Q
period 2013-06-30
SEI INVESTMENTS CO
filed 2013-07-26
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 24, 2013 was 171,770,764.

1 of 41

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company Consolidated Balance Sheets (unaudited) (In thousands)

	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$487,059	$452,247
Restricted cash	5,500	6,000
Receivables from regulated investment companies	35,958	31,084
Receivables, net of allowance for doubtful accounts of $1,288 and $805 (Note 4)	184,870	171,734
Deferred income taxes	1,093	2,012
Securities owned (Note 6)	21,103	20,088
Other current assets	17,793	18,239
Total Current Assets	753,376	701,404
Property and Equipment, net of accumulated depreciation of $209,061 and $201,418 (Note 4)	119,195	127,581
Capitalized Software, net of accumulated amortization of $166,302 and $149,747	313,121	307,490
Investments Available for Sale (Note 6)	64,296	75,869
Trading Securities (Note 6)	5,396	5,909
Investment in Unconsolidated Affiliates (Note 2)	81,777	77,398
Other Assets, net	10,707	14,173
Total Assets	$1,347,868	$1,309,824
The accompanying notes are an integral part of these consolidated financial statements.

2 of 41

SEI Investments Company Consolidated Balance Sheets (unaudited) (In thousands, except par value)

	June 30, 2013	December 31, 2012
Liabilities and Equity
Current Liabilities:
Accounts payable	$1,802	$11,248
Accrued liabilities (Note 4)	128,131	138,305
Deferred revenue	1,314	2,452
Total Current Liabilities	131,247	152,005
Deferred Income Taxes	82,269	93,458
Other Long-term Liabilities (Note 11)	7,857	7,032
Total Liabilities	221,373	252,495
Commitments and Contingencies (Note 12)
Equity:
SEI Investments shareholders’ equity:
Common stock, $.01 par value, 750,000 shares authorized;171,516 and 172,220 shares issued and outstanding	1,715	1,722
Capital in excess of par value	678,050	624,305
Retained earnings	448,729	405,914
Accumulated other comprehensive (loss) income, net	(1,999)	6,239
Total SEI Investments shareholders’ equity	1,126,495	1,038,180
Noncontrolling interest	—	19,149
Total Equity	1,126,495	1,057,329
Total Liabilities and Equity	$1,347,868	$1,309,824
The accompanying notes are an integral part of these consolidated financial statements.

3 of 41

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Asset management, administration and distribution fees	$203,722	$176,613	$402,355	$349,567
Information processing and software servicing fees	62,468	57,254	127,000	113,454
Transaction-based and trade execution fees	8,384	7,370	17,098	16,114
Total revenues	274,574	241,237	546,453	479,135
Expenses:
Subadvisory, distribution and other asset management costs	29,652	25,417	57,586	53,420
Software royalties and other information processing costs	7,884	5,695	15,371	12,636
Brokerage commissions	6,260	5,634	12,772	11,941
Compensation, benefits and other personnel	86,715	80,531	175,325	159,074
Stock-based compensation	10,607	3,865	15,900	7,898
Consulting, outsourcing and professional fees	33,451	26,329	65,300	53,284
Data processing and computer related	12,316	11,659	24,374	23,124
Facilities, supplies and other costs	15,559	15,272	33,707	29,780
Amortization	8,427	7,407	16,669	15,029
Depreciation	5,730	5,630	11,434	11,062
Total expenses	216,601	187,439	428,438	377,248
Income from operations	57,973	53,798	118,015	101,887
Net (loss) gain from investments	(177)	664	103	3,869
Interest and dividend income	688	1,440	1,741	2,927
Interest expense	(114)	(113)	(227)	(274)
Equity in earnings of unconsolidated affiliates	27,588	22,712	55,176	50,042
Gain on sale of subsidiary (Note 13)	—	—	22,112	—
Other income (Note 14)	43,429	—	43,429	—
Net income before income taxes	129,387	78,501	240,349	158,451
Income taxes	45,893	28,762	84,585	58,477
Net income	83,494	49,739	155,764	99,974
Less: Net income attributable to the noncontrolling interest	—	(184)	(350)	(454)
Net income attributable to SEI Investments Company	$83,494	$49,555	$155,414	$99,520
Basic earnings per common share	$0.48	$0.28	$0.90	$0.57
Shares used to compute basic earnings per share	172,223	174,830	172,411	175,589
Diluted earnings per common share	$0.47	$0.28	$0.88	$0.56
Shares used to compute diluted earnings per share	176,058	175,913	176,032	176,791
Dividends declared per common share	$0.20	$0.15	$0.20	$0.15
The accompanying notes are an integral part of these consolidated financial statements.

4 of 41

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Net income		$83,494		$49,739		$155,764		$99,974
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		(1,800)		(2,156)		(7,107)		547
Unrealized holding (loss) gain on investments:
Unrealized holding (losses) gains during the period, net of income taxes of $(771), $70, $(812) and $77	(1,361)		25		(1,240)		56
Less: reclassification adjustment for (gains) losses realized in net income, net of income taxes of $(66), $12, $(185) and $(23)	(121)	(1,482)	23	48	(342)	(1,582)	(37)	19
Total other comprehensive (loss) income, net of tax		(3,282)		(2,108)		(8,689)		566
Comprehensive income		$80,212		$47,631		$147,075		$100,540
Comprehensive (income) loss attributable to the noncontrolling interest		—		(30)		101		(783)
Comprehensive income attributable to SEI Investments Company		$80,212		$47,601		$147,176		$99,757
The accompanying notes are an integral part of these consolidated financial statements.

5 of 41

SEI Investments Company
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$155,764	$99,974
Adjustments to reconcile net income to net cash provided by operating activities	(32,450)	(24,861)
Net cash provided by operating activities	123,314	75,113
Cash flows from investing activities:
Additions to property and equipment	(3,564)	(16,344)
Additions to capitalized software	(22,186)	(18,214)
Purchases of marketable securities	(15,484)	(13,827)
Prepayments and maturities of marketable securities	17,807	22,170
Sales of marketable securities	5,988	737
Purchases of other investments	(2,604)	(2,720)
Sale of subsidiary, net of cash transferred (See Note 13)	6,028	—
Net cash used in investing activities	(14,015)	(28,198)
Cash flows from financing activities:
Purchase and retirement of common stock	(86,376)	(80,899)
Proceeds from issuance of common stock	39,634	14,765
Tax benefit on stock options exercised	6,655	(1,638)
Payment of dividends	(34,400)	(52,635)
Net cash used in financing activities	(74,487)	(120,407)
Net increase (decrease) in cash and cash equivalents	34,812	(73,492)
Cash and cash equivalents, beginning of period	452,247	420,986
Cash and cash equivalents, end of period	$487,059	$347,494
The accompanying notes are an integral part of these consolidated financial statements.

6 of 41

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
On July 31, 2012, the Company entered into a definitive agreement to sell all ownership interest in the asset management firm SEI Asset Korea (SEI AK), a joint venture located in South Korea. The Company's ownership interest in SEI AK was 56.1 percent. On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to the buyer (See Note 13).
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six month periods ended June 30, 2013 and 2012. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
There have been no significant changes in significant accounting policies during the six months ended June 30, 2013 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Cash and Cash Equivalents
Cash and cash equivalents includes $311,335 and $247,314 at June 30, 2013 and December 31, 2012, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds.
Restricted Cash
Restricted cash includes $5,000 at June 30, 2013 and December 31, 2012 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $500 and $1,000 at June 30, 2013 and December 31, 2012, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
Capitalized Software
The Company capitalized $22,186 and $18,214 of software development costs during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, capitalized software placed into service included on the accompanying

7 of 41

Consolidated Balance Sheet had a weighted average remaining life of approximately 9.0 years. Amortization expense related to capitalized software was $16,555 and $14,531 during the six months ended June 30, 2013 and 2012, respectively.
Software development costs capitalized during the six months ended June 30, 2013 and 2012 relates to the continued development of the SEI Wealth Platform (SWP), formerly known as the Global Wealth Platform or GWP. As of June 30, 2013, the net book value of SWP was $310,478, net of accumulated amortization of $136,260. Capitalized software development costs in-progress at June 30, 2013 associated with future releases to SWP were $2,454. SWP has an estimated useful life of 15 years and a weighted average remaining life of 9.0 years. Amortization expense for SWP was $16,321 and $14,297 during the six months ended June 30, 2013 and 2012, respectively.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended June 30, 2013 and 2012 are:

	For the Three Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$83,494	172,223	$0.48
Dilutive effect of stock options	—	3,835
Diluted earnings per common share	$83,494	176,058	$0.47

	For the Three Months Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$49,555	174,830	$0.28
Dilutive effect of stock options	—	1,083
Diluted earnings per common share	$49,555	175,913	$0.28
Employee stock options to purchase 5,548,000 and 16,637,000 shares of common stock, with an average exercise price of $29.22 and $22.75, were outstanding during the three months ended June 30, 2013 and 2012, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

	For the Six Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$155,414	172,411	$0.90
Dilutive effect of stock options	—	3,621
Diluted earnings per common share	$155,414	176,032	$0.88

	For the Six Months Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$99,520	175,589	$0.57
Dilutive effect of stock options	—	1,202
Diluted earnings per common share	$99,520	176,791	$0.56
Employee stock options to purchase 6,745,000 and 14,017,000 shares of common stock, with an average exercise price of $28.01 and $23.40, were outstanding during the six months ended June 30, 2013 and 2012, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

8 of 41

Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2013	2012
Net income	$155,764	$99,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,434	11,062
Amortization	16,669	15,029
Equity in earnings of unconsolidated affiliates	(55,176)	(50,042)
Distributions received from unconsolidated affiliate	53,797	47,443
Stock-based compensation	15,900	7,898
Provision for losses on receivables	483	(104)
Deferred income tax expense	(10,000)	(1,291)
Gain from sale of SEI AK (See Note 13)	(22,112)	—
Net realized gains from investments	(103)	(3,869)
Change in other long-term liabilities	825	2,356
Change in other assets	559	(916)
Other	(7,251)	657
Change in current asset and liabilities
Decrease (increase) in
Restricted cash for broker-dealer operations	500	—
Receivables from regulated investment companies	(4,874)	(7,881)
Receivables	(16,407)	(26,992)
Other current assets	344	147
Increase (decrease) in
Accounts payable	(9,433)	1,851
Accrued liabilities	(6,467)	(18,810)
Deferred revenue	(1,138)	(1,399)
Total adjustments	(32,450)	(24,861)
Net cash provided by operating activities	$123,314	$75,113

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.	Investment in Unconsolidated Affiliates
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
As of December 31, 2012, the Company’s total partnership interest in LSV was approximately 39.8 percent. In March 2009, certain partners (the Contributing partners) of LSV, including the Company, designated a portion of their partnership interest for the purpose of providing an interest in the partnership to a select group of key employees. Until such time an

9 of 41

interest in the partnership is issued to a key employee, all profits, losses, distributions and other rights and obligations relating to such unissued interests remains with the Contributing partners. Each issuance must be authorized by unanimous vote of all Contributing partners. In April 2013, the Contributing partners agreed to provide certain key employees an interest in LSV, thereby reducing the Company’s interest in LSV to approximately 39.3 percent.
At June 30, 2013, the Company’s total investment in LSV was $70,505. The investment in LSV exceeded the underlying equity in the net assets of LSV by $3,062 which is considered goodwill embedded in the investment. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV for $53,797 and $47,443 in the six months ended June 30, 2013 and 2012, respectively.
The Company’s proportionate share in the earnings of LSV was $27,780 and $22,712 during the three months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, the Company’s proportionate share in the earnings of LSV was $55,586 and $50,042, respectively.
The following table contains the condensed statements of operations of LSV for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$83,682	$69,189	$164,598	$146,654
Net income	70,922	57,372	141,102	124,045
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
As of July 24, 2013, the remaining unpaid principal balance of the term loan was $1,335. LSV Employee Group II has met all financial obligations to date regarding the scheduled repayment of the term loan since its origination. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group II and, furthermore, fully expects that LSV Employee Group II will meet all of their future obligations regarding the term loan.
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
As of July 24, 2013, the remaining unpaid principal balances of the term loans guaranteed by LSV and the Company were $16,469 and $45,000, respectively. LSV Employee Group III has met all financial obligations to date regarding the scheduled repayment of the term loans since origination. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.
Investment in Gao Fu Limited
The Company has an investment in Gao Fu Limited (Gao Fu), a wealth services firm based in Shanghai in the Republic of China. The Company accounts for its interest in Gao Fu using the equity method. At June 30, 2013, the Company's total investment in Gao Fu was $11,272. The Company's proportionate share in the losses of Gao Fu was $410 during the six months ended June 30, 2013.

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

10 of 41

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
Amounts relating to fees due from the VIEs included in Receivables and amounts relating to equity investments in the VIEs included in Investments Available for Sale on the Company’s Consolidated Balance Sheets are not significant to the total assets of the Company.

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2013	December 31, 2012
Trade receivables	$52,104	$46,650
Fees earned, not billed	122,068	116,019
Other receivables	11,986	9,870
	186,158	172,539
Less: Allowance for doubtful accounts	(1,288)	(805)
	$184,870	$171,734
Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules. These billing schedules generally provide for fees to be billed on a quarterly basis. In addition, certain fees earned from investment operations services are calculated based on assets under administration that have a prolonged valuation process which delays billings to clients.
Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various regulated investment companies sponsored by SEI.
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2013	December 31, 2012
Buildings	$138,002	$137,751
Equipment	65,961	66,167
Land	9,929	9,929
Purchased software	92,656	91,468
Furniture and fixtures	16,781	18,535
Leasehold improvements	4,456	5,037
Construction in progress	471	112
	328,256	328,999
Less: Accumulated depreciation	(209,061)	(201,418)
Property and Equipment, net	$119,195	$127,581
The Company recognized $11,434 and $11,062 in depreciation expense related to property and equipment for the six months ended June 30, 2013 and 2012, respectively.

11 of 41

Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2013	December 31, 2012
Accrued employee compensation	$37,276	$63,996
Accrued employee benefits and other personnel	5,066	7,299
Accrued consulting, outsourcing and professional fees	19,658	16,676
Accrued brokerage fees	4,813	5,733
Accrued sub-advisory, distribution and other asset management fees	22,240	17,548
Accrued income taxes	18,437	104
Other accrued liabilities	20,641	26,949
Total accrued liabilities	$128,131	$138,305

Note 5.    Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in equity and fixed-income mutual funds that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed pass-through certificates, Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes and investment grade commercial paper. The Company's Level 2 financial assets, with the exception of the GNMA securities, were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The GNMA mortgage-backed pass-through certificates were purchased for the sole purpose of satisfying specific regulatory requirements imposed on our wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC). As a result, the Company's Level 2 financial assets are limited to only these types of fixed income securities. The valuation of the Company's Level 2 financial assets are based upon securities pricing policies and procedures utilized by third-party pricing vendors. The pricing policies and procedures applied during the six months ended June 30, 2013 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2012. The Company's Level 3 financial assets consist of an investment product in the process of liquidation that is closed to new investors. The Company had no Level 3 financial liabilities at June 30, 2013 or December 31, 2012. There were no transfers of financial assets between levels within the fair value hierarchy during the six months ended June 30, 2013.
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At June 30, 2013
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$10,687	$10,687	$—	$—
Fixed income available-for-sale securities	53,609	—	53,609	—
Fixed income securities owned	21,103	—	21,103	—
Trading securities	5,396	4,231	—	1,165
	$90,795	$14,918	$74,712	$1,165

12 of 41

	At December 31, 2012
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$15,926	$15,926	$—	$—
Fixed income available-for-sale securities	59,943	—	59,943	—
Fixed income securities owned	20,088	—	20,088	—
Trading securities	5,909	4,706	—	1,203
	$101,866	$20,632	$80,031	$1,203

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2013 to June 30, 2013:

Trading Securities
Balance, January 1, 2013	$1,203
Purchases	—
Issuances	—
Principal prepayments and settlements	—
Sales	—
Total gains or (losses) (realized/unrealized):
Included in earnings	(38)
Included in other comprehensive income	—
Transfers in and out of Level 3	—
Balance, June 30, 2013	$1,165
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

13 of 41

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At June 30, 2013
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$7,576	$532	$(6)	$8,102
Equities and other mutual funds	2,600	—	(15)	2,585
Debt securities	52,316	1,293	—	53,609
	$62,492	$1,825	$(21)	$64,296

	At December 31, 2012
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$12,953	$376	$(13)	$13,316
Equities and other mutual funds	2,610	—	—	2,610
Debt securities	55,923	4,020	—	59,943
	$71,486	$4,396	$(13)	$75,869
Net unrealized holding gains at June 30, 2013 and December 31, 2012 were $1,247 (net of income tax expense of $557) and $2,829 (net of income tax expense of $1,554), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive (loss) income on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $703 and gross realized losses of $175 from available-for-sale securities during the six months ended June 30, 2013. There were no material gross realized gains or losses from available-for-sale securities during the six months ended June 30, 2012. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income, are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
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
Trading securities of the Company primarily consist of an investment related to the startup of mutual funds sponsored by LSV. These mutual funds are U.S. dollar denominated funds that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $4,231 and $4,706 at June 30, 2013 and December 31, 2012, respectively. The Company recognized losses of $475 and gains of $163 from the change in fair value of the funds during the six months ended June 30, 2013 and 2012, respectively. During the three months ended June 30, 2013 and 2012, the Company recognized losses of $460 and $355, respectively, from the change in fair value of the funds.
During the six months ended June 30, 2012, the Company recognized gains from structured investment vehicle (SIV) securities of $3,954. The gains from SIV securities are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations. In November 2012, the Company sold its remaining SIV securities and no longer owns any SIV securities.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair

14 of 41

value of $21,103 and $20,088 at June 30, 2013 and December 31, 2012, respectively. There were no material net gains or losses from the change in fair value of the securities during the three and six months ended June 30, 2013 and 2012.

Note 7.    Lines of Credit
The Company has a five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 1.25 percent above LIBOR. There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings through the Credit Facility at June 30, 2013. The Company was in compliance with all covenants of the Credit Facility at June 30, 2013.
The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants at June 30, 2013.

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
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and six months ended June 30, 2013 and 2012, respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation expense	$10,607	$3,865	$15,900	$7,898
Less: Deferred tax benefit	(3,867)	(1,376)	(5,783)	(2,808)
Stock-based compensation expense, net of tax	$6,740	$2,489	$10,117	$5,090
As of June 30, 2013, there was approximately $38,434 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized.
During the six months ended June 30, 2013, the Company revised its previous estimate made as of December 31, 2012 of when certain vesting targets are expected to be achieved. This change in management's estimate resulted in an increase of $6,869 in stock-based compensation expense in the six months ended June 30, 2013.

15 of 41

The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2013 was $24,881. The total options exercisable as of June 30, 2013 had an intrinsic value of $75,534. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 28, 2013 and the weighted average exercise price of the shares. The market value of the Company’s common stock as of June 28, 2013 was $28.43 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of June 30, 2013 was $18.38. Total options that were outstanding and exercisable as of June 30, 2013 were 23,086,000 and 7,514,000, respectively.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 2,993,000 shares at a total cost of $86,650 during the six months ended June 30, 2013. As of June 30, 2013, the Company has $104,362 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 22, 2013, the Board of Directors declared a cash dividend of $0.20 per share on the Company's common stock, which was paid on June 25, 2013, to shareholders of record on June 17, 2013. Cash dividends declared during the six months ended June 30, 2013 and 2012 were $34,400 and $26,117, respectively.
Noncontrolling Interest
The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2013 to June 30, 2013:

Noncontrolling interest
Balance, January 1, 2013	$19,149
Net income attributable to noncontrolling interest	350
Foreign currency translation adjustments	(451)
Sale of subsidiary (See Note 13)	(19,048)
Balance, June 30, 2013	$—
The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2012 to June 30, 2012:

Noncontrolling interest
Balance, January 1, 2012	$16,143
Net income attributable to noncontrolling interest	454
Foreign currency translation adjustments	329
Balance, June 30, 2012	$16,926

16 of 41

Note 9.    Accumulated Comprehensive Income
Accumulated other comprehensive (loss) income, net of tax, consists of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive (Loss) Income
Total accumulated comprehensive income at December 31, 2012	$3,861	$2,829	$6,690
Less: Total accumulated comprehensive income attributable to noncontrolling interest at December 31, 2012	(451)	—	(451)
Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2012	$3,410	$2,829	$6,239

Total comprehensive loss for the six months ended June 30, 2013	$(7,107)	$(1,582)	$(8,689)
Less: Total comprehensive loss attributable to noncontrolling interest for the six months ended June 30, 2013	451	—	451
Total comprehensive loss attributable to SEI Investments Company for the six months ended June 30, 2013	$(6,656)	$(1,582)	$(8,238)

Total accumulated comprehensive loss at June 30, 2013	$(3,246)	$1,247	$(1,999)
Less: Total accumulated comprehensive income attributable to noncontrolling interest at June 30, 2013	—	—	—
Total accumulated comprehensive loss attributable to SEI Investments Company at June 30, 2013	$(3,246)	$1,247	$(1,999)

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2013 and 2012. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

17 of 41

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended June 30, 2013 and 2012.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2013
Revenues	$95,142	$59,284	$63,684	$55,456	$1,008	$274,574
Expenses	97,755	32,898	33,028	36,507	3,890	204,078
Operating profit (loss)	$(2,613)	$26,386	$30,656	$18,949	$(2,882)	$70,496

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2012
Revenues	$88,303	$49,375	$55,895	$46,713	$951	$241,237
Expenses	84,886	29,025	28,740	30,163	3,684	176,498
Operating profit (loss)	$3,417	$20,350	$27,155	$16,550	$(2,733)	$64,739
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012 is as follows:

	2013	2012
Total operating profit from segments above	$70,496	$64,739
Corporate overhead expenses	(12,523)	(11,080)
Noncontrolling interest reflected in segments	—	139
Income from operations	$57,973	$53,798

The following tables provide additional information for the three months ended June 30, 2013 and 2012 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2013	2012	2013	2012
Private Banks	$11,852	$8,180	$3,947	$3,704
Investment Advisors	4,192	2,805	517	492
Institutional Investors	781	636	222	251
Investment Managers	852	1,110	474	492
Investments in New Businesses	187	148	454	490
Total from business segments	$17,864	$12,879	$5,614	$5,429
Corporate overhead	94	286	116	201
	$17,958	$13,165	$5,730	$5,630

	Amortization
	2013	2012
Private Banks	$5,457	$4,794
Investment Advisors	2,001	1,757
Institutional Investors	309	302
Investment Managers	206	201
Investments in New Businesses	397	296
Total from business segments	$8,370	$7,350
Corporate overhead	57	57
	$8,427	$7,407

18 of 41

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the six months ended June 30, 2013 and 2012.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2013
Revenues	$193,888	$114,475	$126,846	$109,276	$1,968	$546,453
Expenses	194,053	64,523	64,537	71,669	7,628	402,410
Operating profit (loss)	$(165)	$49,952	$62,309	$37,607	$(5,660)	$144,043
Gain on sale of subsidiary	22,112	—	—	—	—	22,112
Total profit (loss)	$21,947	$49,952	$62,309	$37,607	$(5,660)	$166,155

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2012
Revenues	$176,291	$98,843	$109,212	$92,924	$1,865	$479,135
Expenses	172,403	58,326	56,840	60,589	7,382	355,540
Operating profit (loss)	$3,888	$40,517	$52,372	$32,335	$(5,517)	$123,595
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the six months ended June 30, 2013 and 2012 is as follows:

	2013	2012
Total operating profit from segments above	$144,043	$123,595
Corporate overhead expenses	(26,317)	(22,162)
Noncontrolling interest reflected in segments	289	454
Income from operations	$118,015	$101,887
The following tables provide additional information for the six months ended June 30, 2013 and 2012 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2013	2012	2013	2012
Private Banks	$16,703	$20,022	$7,880	$7,432
Investment Advisors	5,967	6,946	1,026	986
Institutional Investors	1,144	1,867	452	513
Investment Managers	1,475	4,163	936	968
Investments in New Businesses	275	420	908	824
Total from business segments	$25,564	$33,418	$11,202	$10,723
Corporate Overhead	186	1,140	232	339
	$25,750	$34,558	$11,434	$11,062

	Amortization
	2013	2012
Private Banks	$10,793	$9,479
Investment Advisors	3,958	3,473
Institutional Investors	611	604
Investment Managers	408	402
Investments in New Businesses	785	573
Total from business segments	$16,555	$14,531
Corporate Overhead	114	498
	$16,669	$15,029

19 of 41

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at June 30, 2013 and December 31, 2012 was $10,718 and $11,553, respectively, exclusive of interest and penalties, of which $9,251 and $9,965 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2013 and December 31, 2012, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $933 and $770, respectively.

	June 30, 2013	December 31, 2012
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$10,718	$11,553
Interest and penalties on unrecognized benefits	933	770
Total gross uncertain tax positions	$11,651	$12,323
Amount included in Current liabilities	$3,794	$5,291
Amount included in Other long-term liabilities	7,857	7,032
	$11,651	$12,323
The Company’s effective tax rates were 35.5 percent and 36.6 percent for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, the Company's tax rates were 35.2 percent and 36.9 percent, respectively. The 2013 tax rate benefited by the reinstatement of the research and development tax credit. On January 2, 2013, President Barack Obama signed into law the American Taxpayer Relief Act of 2012 (the Act), which reinstated the research and development credit retroactively from January 1, 2012 through December 31, 2013. The accounting rules require the determination of current and deferred taxes be based upon the provisions of the enacted tax law as of the balance sheet date. Since the Act was not signed into law until January 2, 2013, the effect was not reflected in the tax provision for 2012. The effect of the 2012 research and development tax credit was therefore reflected in the 2013 tax rate. The 2013 tax rate was also benefited by the approval by Joint Tax Committee on certain refund requests. These benefits were partially offset by additional foreign taxes caused by the sale of SEI AK (See Note 13).
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
The Company estimates it will recognize $3,794 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

Note 12.    Commitments and Contingencies
In the normal course of business, the Company is party to various claims and legal proceedings.
One of SEI's principal subsidiaries, SIDCO, has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC. The first complaint was filed on August 5, 2009 and the subsequent cases were all consolidated in the Southern District of New York.  The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; ProShares Trust II, SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The Complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed adequately to describe the nature and risks of the investments and claim that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. On September 7, 2012, the District Court for the Southern District of New York issued an opinion dismissing with prejudice the plaintiffs' amended complaint. Plaintiffs filed with the Second Circuit Court of Appeals a notice of appeal of the

20 of 41

District Court's decision and on July 22, 2013, the Second Circuit Court of Appeals issued an opinion affirming the decision of the District Court dismissing the amended complaint. While the outcome of this litigation is uncertain given its early phase, SEI believes that it has valid defenses to plaintiffs' claims and intends to defend the lawsuits vigorously.
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
Two of the five actions filed in East Baton Rouge were removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas issued an order and judgment that the causes of action alleged against SEI in the two removed actions were preempted by federal law and the court dismissed these cases with prejudice. Plaintiffs appealed this ruling, and on March 19, 2012, a panel of the Court of Appeals for the Fifth Circuit reversed the decision of the United States District Court and remanded the actions for further proceedings. On July 18, 2012, SEI filed a petition for certiorari in the United States Supreme Court, seeking review of the decision by the United States Court of Appeals in the Eleventh Circuit to permit the claims against SEI to proceed. SEI believes that the trial correctly concluded that the claims against SEI were barred by the federal Securities Litigation Uniform Standards Act and is requesting that the Supreme Court reinstate that dismissal. On January 18, 2013, the Supreme Court granted the petition for certiorari. The case has not yet been scheduled for oral argument, but is likely to be heard in early fall 2013.
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
SEI and SPTC filed an answer to the East Baton Rouge class action, plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. The Court in the East Baton Rouge action held a hearing on class certification on September 20, 2012. By oral decision on December 5, 2012 and later entered in a judgment signed on December 17, 2012 that was subsequently amended, the Court in East Baton Rouge certified a class to be composed of persons who purchased any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009; persons who renewed any SIB CD in Louisiana between January 1, 2007 and February 13, 2009; or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. On January 30, 2013, SEI and SPTC filed motions for appeal from the judgments that stated SEI's and SPTC's intention to move to stay the litigation. On February 1, 2013, plaintiffs filed a motion for Leave to File First Amended and Restated Class Action Petition in which they ask the Court to allow them the petition in this case to add additional facts that were developed during discovery and adding claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 15, 2013, SEI filed a motion for new trial, or, in the alternative, for reconsideration of the Court's order allowing amendment.  On February 22, 2013, SEI filed a motion to stay proceedings in view of the pending Supreme Court case. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by filing an exception. On March 11, 2013, the insurance carrier defendants filed a notice of removal removing the case to the Middle District of Louisiana and on March 18, 2013, the insurance carrier defendants filed answers. On March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On March 18, 2013, the insurance carrier defendants filed answers. On March 19, 2013, plaintiffs filed a motion to remand, a motion for expedited briefing schedule, expedited status conference and expedited consideration of their motion to remand, a motion for leave to file under seal and a motion for order pursuant to 28 U.S.C. 1447(b) requiring removing defendants to supplement federal court record with certified copy of state court record. These motions are now fully briefed. On March 25, 2013, SEI filed a motion that the court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of removal jurisdiction in an April 12, 2013 order that also

21 of 41

dismissed without prejudice a motion to dismiss for lack of jurisdiction and improper venue filed on April 9, 2013 by one of the insurers. On April 1, 2013, the Louisiana Office of Financial Institutions (OFI) filed a motion to remand and sever claims and a response to that motion by the insurers and opposition to that motion by the plaintiffs were filed on April 22, 2013. Along with the briefing in the Middle District of Louisiana, on March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On March 19, 2013, plaintiffs notified the MDL that they had filed a motion to remand and asking the panel to decline to issue a conditional transfer order. On March 29, 2013, the MDL issued a conditional transfer order (CTO). On April 18, 2013,  OFI filed a motion to vacate the CTO or, in the alternative, stay any ruling to transfer the matter until after the Middle District of Louisiana rules on OFI's motion to remand and sever. Plaintiffs filed a motion to vacate the CTO on April 19, 2013. SEI's responses to those motions were filed on May 9, 2013. On June 12, 2013, the MDL Panel issued an order notifying the parties that on July 25, 2013, it would consider, without oral argument, Plaintiffs' and OFI's motions to vacate the CTO.
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

Note 13.    Sale of SEI Asset Korea
On July 31, 2012, the Company, MetLife International Holdings, Inc. (MetLife) and International Finance Corporation (IFC) entered into a definitive agreement with Baring Asset Management Limited to sell all ownership interest in SEI Asset Korea (SEI AK). SEI AK was located in South Korea and provided domestic equity and fixed income investment management services to financial institutions and pension funds.
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Barings Asset Management Limited. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014, and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. Also, the net working capital of SEI AK at closing in excess of required regulatory capital, and subject to certain other adjustments, was distributed to the Company, MetLife and IFC in accordance with the ownership interests. Without regard to the contingent purchase price, the Company recognized a gain of $22.1 million, or $0.08 diluted earnings per share, during the six months ended June 30, 2013 as a result of the sale. The Company's gain from the sale of SEI AK is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.
Excluding the contingent purchase price, the Company received gross proceeds of $56,879 from the sale. The Company incurred $2,545 in transaction costs during the six months ended June 30, 2013 for net proceeds of $54,334 resulting from the sale. The net effect of the cash received from the sale and the transfer of cash balances to the owners is reflected in Sale of subsidiary, net of cash transferred in the investing section of the Consolidated Statement of Cash flows.
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
The operating results of SEI AK were included in the Private Banks business segment. SEI AK revenues and net income included in the Company's Consolidated Statement of Operations were as follows:

	For the Period January 1, 2013 through March 28, 2013
		For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012

Revenues	$2,889	$2,727	$5,853

Net income	$796	$472	$1,088
Less: Income attributable to the noncontrolling interests	(350)	(184)	(454)
Net income attributable to SEI AK	$446	$288	$634

22 of 41

Note 14.    Settlement Agreement
On April 24, 2013, the Company entered into a Settlement Agreement with respect to litigation captioned Abu Dhabi Commercial Bank, et. al. v. Morgan Stanley & Co., Incorporated, et. al., brought by a group of plaintiffs, including the Company, related to the purchase of securities by the Company and others of Cheyne Finance LLC, a SIV security. In accordance with the Settlement Agreement, the Company received a cash settlement payment of $43,429 after fees and expenses during the three months ended June 30, 2013. The income related to the cash settlement payment is reflected in Other income on the accompanying Consolidated Statements of Operations.

23 of 41

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition at June 30, 2013 and 2012, the consolidated results of operations for the three and six months ended June 30, 2013 and 2012 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management, and investment operations solutions. We help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of June 30, 2013, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $507.2 billion in mutual fund and pooled or separately managed assets, including $204.3 billion in assets under management and $302.9 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $65.4 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 were:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2013	2012		2013	2012
Revenues	$274,574	$241,237	14%	$546,453	$479,135	14%
Expenses	216,601	187,439	16%	428,438	377,248	14%
Income from operations	57,973	53,798	8%	118,015	101,887	16%
Net (loss) gain from investments	(177)	664	N/M	103	3,869	(97)%
Interest income, net of interest expense	574	1,327	(57)%	1,514	2,653	(43)%
Equity in earnings from unconsolidated affiliates	27,588	22,712	21%	55,176	50,042	10%
Gain on sale of subsidiary	—	—	N/M	22,112	—	N/M
Other income	43,429	—	N/M	43,429	—	N/M
Income before income taxes	129,387	78,501	65%	240,349	158,451	52%
Income taxes	45,893	28,762	60%	84,585	58,477	45%
Net income	83,494	49,739	68%	155,764	99,974	56%
Less: Net income attributable to noncontrolling interest	—	(184)	(100)%	(350)	(454)	(23)%
Net income attributable to SEI Investments Co.	$83,494	$49,555	68%	155,414	$99,520	56%
Diluted earnings per common share	$0.47	$0.28	68%	$0.88	$0.56	57%

24 of 41

In our opinion, the following items had a significant impact on our financial results for the three and six months ended June 30, 2013 and 2012:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients and market appreciation. Our average assets under management, excluding LSV, increased 17.6 billion, or 14 percent, to $143.0 billion in the first six months of 2013 as compared to $125.4 billion during the first six months of 2012.

•
Sales of new business in our Institutional Investors and Investment Managers business segments as well as positive cash receipts from new and existing advisor relationships in our Investment Advisors business segment contributed to the increase in our revenues and profits.

•
Revenue growth was also driven by increased Information processing and software servicing fees in our Private Banks segment. The increase was attributable to new business, higher one-time project revenue from new and existing bank clients and increased fees earned from our mutual fund trading solution.

•
We recorded income of $43.4 million, or $.16 diluted earnings per share, during the second quarter 2013 from a cash settlement payment received pertaining to litigation related to the purchase of securities of Cheyne Finance LLC, a structured investment vehicle (SIV) security (See Note 14 to the Consolidated Financial Statements for more information).

•
Our proportionate share in the earnings of LSV was $55.6 million in the first six months of 2013 as compared to $50.0 million in the first six months of 2012, an increase of 11 percent. The increase in our earnings was primarily driven by the increase in assets under management of LSV from existing clients from market appreciation. Our earnings from LSV; however, were negatively impacted by the decrease in our ownership interest from approximately 39.8 percent to approximately 39.3 percent during the second quarter 2013. The reduction in our ownership interest is described in greater detail under the caption "Equity in earnings of unconsolidated affiliates" later in this discussion.

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

•
Stock-based compensation expense increased by $6.9 million during the first six months of 2013 as compared to the first six months of 2012 due to a change in our estimate of the timing of when stock option vesting targets will be achieved. The change in our estimate resulted from the positive earnings impacts from the previously mentioned cash payment for the litigation settlement and the sale of SEI AK during 2013.

•
We capitalized $22.2 million in the first six months of 2013 for significant enhancements and new functionality for the SEI Wealth Platform as compared to $18.2 million in the first six months of 2012. Included in the amount for 2013 is a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for the SEI Wealth Platform. Amortization expense related to capitalized software increased to $16.6 million during the first six months of 2013 as compared to $14.5 million during the first six months of 2012 due to continued releases of the platform.

•
Our effective tax rate during the first six months of 2013 was 35.2 percent as compared to 36.9 percent in the first six months of 2012. Our tax rate in 2012 was negatively affected by the expiration of the research and development tax credit, which was not reinstated until January 2013. The tax credit was reinstated retroactively for 2012. The effect of the 2012 research and development tax credit is included in the 2013 tax rate; however, the rate in 2013 was negatively impacted by additional foreign taxes resulting from the sale of SEI AK.

•	We continued our stock repurchase program during 2013 and purchased 2,993,000 shares at an average price of approximately $28.95 per share in the six month period.

25 of 41

Ending Asset Balances
(In millions)
This table presents ending assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	As of June 30,		Percent Change
	2013	2012
Private Banks:
Equity and fixed income programs (A)	$12,876	$16,848	(24)%
Collective trust fund programs	10	335	(97)%
Liquidity funds	5,048	5,063	—%
Total assets under management	$17,934	$22,246	(19)%
Client proprietary assets under administration	13,122	10,719	22%
Total assets	$31,056	$32,965	(6)%
Investment Advisors:
Equity and fixed income programs	34,447	29,153	18%
Collective trust fund programs	14	705	(98)%
Liquidity funds	2,145	1,880	14%
Total assets under management	$36,606	$31,738	15%
Institutional Investors:
Equity and fixed income programs	61,927	55,548	11%
Collective trust fund programs	106	415	(74)%
Liquidity funds	2,901	2,958	(2)%
Total assets under management	$64,934	$58,921	10%
Investment Managers:
Equity and fixed income programs	75	61	23%
Collective trust fund programs	18,197	13,004	40%
Liquidity funds	542	226	140%
Total assets under management	$18,814	$13,291	42%
Client proprietary assets under administration	289,807	231,549	25%
Total assets	$308,621	$244,840	26%
Investments in New Businesses:
Equity and fixed income programs	572	551	4%
Liquidity funds	29	30	(3)%
Total assets under management	$601	$581	3%
LSV:
Equity and fixed income programs	$65,417	$54,922	19%
Total:
Equity and fixed income programs (A)	175,314	157,083	12%
Collective trust fund programs	18,327	14,459	27%
Liquidity funds	10,665	10,157	5%
Total assets under management	$204,306	$181,699	12%
Client proprietary assets under administration	302,929	242,268	25%
Total assets under management and administration	$507,235	$423,967	20%
(A) Equity and fixed income programs in the Private Banks segment in 2012 includes $6.3 billion in assets related to SEI AK which was sold in first-quarter 2013 (See Note 13 to the Consolidated Financial Statements).

26 of 41

Average Asset Balances
(In millions)
This table presents average asset balances of our clients, or of clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2013	2012		2013	2012
Private Banks:
Equity and fixed income programs (A)	$12,959	$16,794	(23)%	$16,078	$16,955	(5)%
Collective trust fund programs	10	396	(97)%	11	416	(97)%
Liquidity funds	5,093	5,115	—%	5,325	5,348	—%
Total assets under management	$18,062	$22,305	(19)%	$21,414	$22,719	(6)%
Client proprietary assets under administration	13,183	10,631	24%	13,022	10,421	25%
Total assets	$31,245	$32,936	(5)%	$34,436	$33,140	4%
Investment Advisors:
Equity and fixed income programs	34,831	29,103	20%	34,010	28,765	18%
Collective trust fund programs	14	984	(99)%	14	1,111	(99)%
Liquidity funds	2,028	1,806	12%	2,057	1,911	8%
Total assets under management	$36,873	$31,893	16%	$36,081	$31,787	14%
Institutional Investors:
Equity and fixed income programs	63,466	54,998	15%	63,554	53,634	18%
Collective trust fund programs	105	418	(75)%	103	423	(76)%
Liquidity funds	2,975	3,147	(5)%	2,968	3,456	(14)%
Total assets under management	$66,546	$58,563	14%	$66,625	$57,513	16%
Investment Managers:
Equity and fixed income programs	75	63	19%	72	61	18%
Collective trust fund programs	18,205	12,991	40%	17,667	12,487	41%
Liquidity funds	500	235	113%	506	212	139%
Total assets under management	$18,780	$13,289	41%	$18,245	$12,760	43%
Client proprietary assets under administration	286,018	229,873	24%	274,536	227,210	21%
Total assets	$304,798	$243,162	25%	$292,781	$239,970	22%
Investments in New Businesses:
Equity and fixed income programs	567	550	3%	555	550	1%
Liquidity funds	34	33	3%	36	36	—%
Total assets under management	$601	$583	3%	$591	$586	1%
LSV:
Equity and fixed income programs	$66,781	$55,994	19%	$65,389	$57,597	14%
Total:
Equity and fixed income programs (A)	178,679	157,502	13%	179,658	157,562	14%
Collective trust fund programs	18,334	14,789	24%	17,795	14,437	23%
Liquidity funds	10,630	10,336	3%	10,892	10,963	(1)%
Total assets under management	$207,643	$182,627	14%	$208,345	$182,962	14%
Client proprietary assets under administration	299,201	240,504	24%	287,558	237,631	21%
Total assets under management and administration	$506,844	$423,131	20%	$495,903	$420,593	18%
(A) Equity and fixed income programs in the Private Banks segment includes $6.4 billion and $6.6 billion in assets for the three and six months ended June 30, 2012, respectively, related to SEI AK which was sold in first-quarter 2013 (See Note 13 to the Consolidated Financial Statements).

27 of 41

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 were as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2013	2012		2013	2012
Private Banks:
Revenues	$95,142	$88,303	8%	$193,888	$176,291	10%
Expenses	97,755	84,886	15%	194,053	172,403	13%
Operating (Loss) Profit	$(2,613)	$3,417	(176)%	$(165)	$3,888	(104)%
Gain on sale of subsidiary	—	—	N/M	22,112	—	N/M
Total (Loss) Profit	$(2,613)	$3,417	N/M	$21,947	$3,888	N/M
Operating Margin (A)	(3)%	4%		—%	2%
Investment Advisors:
Revenues	$59,284	$49,375	20%	$114,475	$98,843	16%
Expenses	32,898	29,025	13%	64,523	58,326	11%
Operating Profit	$26,386	$20,350	30%	$49,952	$40,517	23%
Operating Margin	45%	41%		44%	41%
Institutional Investors:
Revenues	$63,684	$55,895	14%	$126,846	$109,212	16%
Expenses	33,028	28,740	15%	64,537	56,840	14%
Operating Profit	$30,656	$27,155	13%	$62,309	$52,372	19%
Operating Margin	48%	49%		49%	48%
Investment Managers:
Revenues	$55,456	$46,713	19%	$109,276	$92,924	18%
Expenses	36,507	30,163	21%	71,669	60,589	18%
Operating Profit	$18,949	$16,550	14%	$37,607	$32,335	16%
Operating Margin	34%	35%		34%	35%
Investments in New Businesses:
Revenues	$1,008	$951	6%	$1,968	$1,865	6%
Expenses	3,890	3,684	6%	7,628	7,382	3%
Operating Loss	$(2,882)	$(2,733)	N/M	$(5,660)	$(5,517)	N/M
(A) Percentage for the six months ended June 30, 2013 determined exclusive of gain from sale of subsidiary (See Note 13 to the Consolidated Financial Statements).
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

28 of 41

Private Banks

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2013	2012		2013	2012
Revenues:
Information processing and software servicing fees	$62,271	$56,785	10%	$126,338	$112,537	12%
Asset management, administration & distribution fees	25,863	25,071	3%	52,870	50,180	5%
Transaction-based and trade execution fees	7,008	6,447	9%	14,680	13,574	8%
Total revenues	$95,142	$88,303	8%	$193,888	$176,291	10%
Revenues increased $6.8 million, or eight percent, in the three month period and increased $17.6 million, or ten percent, in the six month period ended June 30, 2013 and were primarily affected by:

•	Increased recurring investment processing fees from new investment processing clients;

•	Increased one-time project revenue from new and existing bank clients;

•	Increased fees earned on our mutual fund trading solution due to an increase in assets processed on the system from new and existing clients; and

•
Increased investment management fees from existing international clients due to higher average assets under management from improved capital markets during 2012 and in the first six months of 2013, net of the decrease in assets under management from the sale of SEI AK in the first quarter 2013; partially offset by

•	Lower recurring investment processing fees due to price reductions provided to existing clients that recontracted for longer periods and client losses.
Operating income decreased by $6.0 million in the three month period and decreased by $4.1 million in the six month period and was primarily affected by:

•	Increased direct expenses associated with increased investment management fees from existing international clients, mainly distribution fees;

•	Increased operational costs, mainly salary, incentive compensation, consulting and outsourcing costs, for servicing new and existing investment processing clients;

•	Increased stock-based compensation costs of $2.2 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets; and

•	Increased amortization expense relating to the SEI Wealth Platform; partially offset by

•	An increase in revenues.
Investment Advisors
Revenues increased $9.9 million, or 20 percent, in the three month period and increased by $15.6 million, or 16 percent, in the six month period ended June 30, 2013 and were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by market appreciation during 2012 and the first six months of 2013 and an increase in net cash flows from new and existing advisors; and

•	An increase in the average basis points earned on assets due to the increase in average assets under management; partially offset by

•	Lower fees earned from our collective trust fund offering due to the closing of the SEI Stable Asset Fund at the end of 2012.
Operating margin increased to 45 percent compared to 41 percent in the three month period and increased to 44 percent compared to 41 percent in the six month period. Operating income increased by $6.0 million, or 30 percent, in the three month period and increased by $9.4 million, or 23 percent, in the six month period and was primarily affected by:

•	An increase in revenues; partially offset by

•
Increased amortization expense relating to the SEI Wealth Platform as well as spending associated with building the necessary functionality and infrastructure for servicing financial institutions and investment advisors in the United States;

29 of 41

•	Increased sales compensation expense due to new business activity and other personnel costs, mainly salary and incentive compensation; and

•	Increased stock-based compensation costs of $1.4 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets.

Institutional Investors
Revenues increased $7.8 million, or 14 percent, in the three month period and increased by $17.6 million, or 16 percent, in the six month period ended June 30, 2013 and were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by improved capital markets during 2012 and the first six months of 2013 as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by client losses.
Operating margin decreased to 48 percent compared to 49 percent in the three month period and increased to 49 percent compared to 48 percent in the six month period. Operating income increased $3.5 million, or 13 percent, in the three month period and increased $9.9 million, or 19 percent in the six month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel costs, mainly salary and incentive compensation;

•	Increased direct expenses associated with higher investment management fees; and

•	Increased stock-based compensation costs of $1.4 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets.
Investment Managers
Revenues increased $8.7 million, or 19 percent, in the three month period and increased by $16.4 million, or 18 percent, in the six month period ended June 30, 2013 and were primarily affected by:

•	Cash flows from new clients; partially offset by client losses;

•	Net positive cash flows from existing clients due to new funding along with higher valuations from capital market increases in late 2012 through the first six months of 2013; and

•	Increased accounts from our separately managed account program from new and existing clients.
Operating margin decreased to 34 percent compared to 35 percent in the three and six month periods. Operating income increased $2.4 million, or 14 percent, in the three month period and increased by $5.3 million, or 16 percent, in the six month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients; and

•	Increased stock-based compensation costs of $1.5 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $12.5 million and $11.1 million in the three months ended June 30, 2013 and 2012, respectively, and $26.3 million and $22.2 million in the six months ended June 30, 2013 and 2012, respectively. The increase in corporate overhead expenses in the six month period was primarily due to increased stock-based compensation costs, other personnel-related costs and higher costs related to legal and regulatory compliance.

30 of 41

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) gain from investments	$(177)	$664	$103	$3,869
Interest and dividend income	688	1,440	1,741	2,927
Interest expense	(114)	(113)	(227)	(274)
Equity in earnings of unconsolidated affiliates	27,588	22,712	55,176	50,042
Gain on sale of subsidiary	—	—	22,112	—
Other income	43,429	—	43,429	—
Total other income and expense items, net	$71,414	$24,703	$122,334	$56,564
Net (loss) gain from investments
Net (loss) gain from investments consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses) from marketable securities	$(279)	$(408)	$1	$211
Gains from SIV securities	—	1,072	—	3,954
Other gains (losses)	102	—	102	(296)
Net (loss) gain from investments	$(177)	$664	$103	$3,869
During the six months ended June 30, 2012, we recognized gains of $4.0 million from SIV securities, of which $4.5 million resulted from cash payments received from the SIV securities offset by $0.5 million which resulted from a decrease in fair value at June 30, 2012. In November 2012, we sold the last remaining SIV security and no longer own any SIV securities.
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
Our proportionate share in the earnings of LSV was $27.8 million in second quarter 2013 as compared to $22.7 million in second quarter 2012, an increase of 22 percent. In the six months ended June 30, 2013, our proportionate share in the earnings of LSV was $55.6 million as compared to $50.0 million in the six months ended June 30, 2012, an increase of 11 percent. The increase in our earnings was primarily due to increased assets under management of LSV from existing clients due to improved capital markets. LSV’s average assets under management increased $7.8 billion to $65.4 billion during the six months ended June 30, 2013 as compared to $57.6 billion during the six months ended June 30, 2012, an increase of 14 percent. Our earnings from LSV; however, were negatively impacted by the decrease in our ownership interest which occurred in April 2013.
Gain on sale of subsidiary
On March 28, 2013, the sale of all of our ownership interests in SEI AK was completed. We recorded a gain from the sale of $22.1 million during the six months ended June 30, 2013 which is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).
Other income
On April 24, 2013, we entered into a Settlement Agreement with respect to litigation captioned Abu Dhabi Commercial Bank, et. al. v. Morgan Stanley & Co., Incorporated, et. al., related to the purchase of Cheyne Finance LLC, a SIV security. In accordance with the Settlement Agreement, we received a cash settlement payment after fees and expenses of $43.4 million in the second quarter 2013 which is included in Other income on the accompanying Consolidated Statement of Operations (See Note 14 to the Consolidated Financial Statements for more information).

31 of 41

Income Taxes
Our effective tax rates were 35.5 percent and 36.6 percent for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, our effective tax rates were 35.2 percent and 36.9 percent, respectively. The 2013 tax rate benefited from the reinstatement of the research and development tax credit. The tax credit was reinstated retroactively from January 1, 2012 through December 31, 2013 through The American Taxpayer Relief Act of 2012 (the Act), signed into law on January 2, 2013. The accounting rules require the determination of current and deferred taxes be based upon the provisions of the enacted tax law as of the balance sheet date. Since the Act was not signed into law until January 2, 2013, the effect was not reflected in the tax provision for 2012. The effect of the 2012 research and development tax credit was therefore reflected in our effective tax rate in the first quarter 2013. The 2013 tax rate was also benefited by the approval of the Joint Tax Committee on certain refund requests. Our tax rate in 2013 was negatively impacted by additional foreign taxes resulting from the sale of SEI AK (See Note 13 to the Consolidated Financial Statements for more information).
Stock-Based Compensation
During the six months ended June 30, 2013, we revised our estimate made as of December 31, 2012 of when certain vesting targets are expected to be achieved. This change in management's estimate resulted in an increase of $6.9 million in stock-based compensation expense in the six months ended June 30, 2013. The change in our estimate resulted from the positive earnings impacts from the cash payment received for the litigation settlement and the sale of SEI AK during 2013.
Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Stock-Based Compensation Expense
Remainder of 2013	$21,033
2014	4,603
2015	4,603
2016	4,603
2017	3,592
$38,434
We expect to recognize stock-based compensation expense spread equally over the remainder of 2013 in the business segments as follows:

Stock-Based Compensation Expense

Private Banks	$6,345
Investment Advisors	3,663
Institutional Investors	3,356
Investment Managers	3,876
Investments in New Businesses	485
Corporate overhead	3,308
$21,033
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

32 of 41

generally; new laws and regulations affecting the financial services industry and ever-changing regulatory interpretations of existing laws and regulations; and a greater propensity of regulators to pursue enforcement actions and other sanctions against regulated entities, have made this an increasingly challenging and costly regulatory environment in which to operate.
SEI and some of our regulated subsidiaries have undergone or been scheduled to undergo a range of periodic or thematic reviews, examinations or investigations by more than eight regulatory authorities around the world, including the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the Financial Conduct Authority of the United Kingdom (formerly the Financial Services Authority), the Central Bank of Ireland and others. In a number of instances, these are the first recurring examinations by these regulatory authorities. These regulatory activities typically result in the identification of matters or practices to be addressed by us or our subsidiaries and, in certain circumstances, the regulatory authorities could require remediation activities or pursue enforcement proceedings against us or our subsidiaries. As described under the caption “Regulatory Considerations” in our Annual Report on Form 10-K, the range of possible sanctions that are available to regulatory authorities include limitations on our ability to engage in business for specified periods of time, the revocation of registration, censures and fines. The direct and indirect costs of responding to these regulatory activities and of complying with new or modified regulations, as well as the potential financial costs and potential reputational impact against us of any enforcement proceedings that might result, is uncertain but could have a material adverse impact on our operating results or financial position.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$123,314	$75,113
Net cash used in investing activities	(14,015)	(28,198)
Net cash used in financing activities	(74,487)	(120,407)
Net increase (decrease) in cash and cash equivalents	34,812	(73,492)
Cash and cash equivalents, beginning of period	452,247	420,986
Cash and cash equivalents, end of period	$487,059	$347,494
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At June 30, 2013, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of July 24, 2013, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $383.9 million.
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
Cash flows from operations increased $48.2 million in the first six months of 2013 compared to the first six months of 2012 due to the increase in net income, the cash payment for the litigation settlement, a higher quarterly partnership distribution payment received from LSV and the net change in our working capital accounts. The increase in our net income during the first

33 of 41

six months of 2013 was significantly impacted by the cash payment of $43.4 million received pertaining to a litigation settlement (See Note 14 to the Consolidated Financial Statements).
Cash flows from investing activities increased $14.2 million in the first six months of 2013 compared to the first six months of 2012. Net cash used in investing activities includes:

•
Purchases, sales and maturities of marketable securities. We had cash outflows of $15.5 million for the purchase of marketable securities in the first six months of 2013 as compared to $13.8 million in the first six months of 2012. Marketable securities purchased in 2013 consisted of additional GNMA securities to satisfy applicable regulatory requirements of SPTC and investments in short-term U.S. government agency and commercial paper securities by SIDCO. Marketable securities purchased in 2012 consisted of investments for the start-up of new investment products and investments in short-term U.S. government agency and commercial paper securities by SIDCO. We had cash inflows of $23.8 million from marketable securities in the first six months of 2013 as compared to $22.9 million in the first six months of 2012. Cash inflows in 2013 and 2012 primarily consisted of maturities and prepayments.

•
The capitalization of costs incurred in developing computer software. We will continue the development of the SEI Wealth Platform through a series of releases to expand the functionality of the platform. We capitalized $22.2 million of software development costs in the first six months of 2013 as compared to $18.2 million in the first six months of 2012. Included in the amount for 2013 is a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for the platform.

•
Capital expenditures. Our capital expenditures in the first six months of 2013 were $3.6 million as compared to $16.3 million in the first six months of 2012. Our expenditures in 2013 and 2012 primarily include purchased software. Our expenditures in 2012 include a purchase of $10.0 million for specific front office client management technology. During the second half of 2013, we intend to begin construction of an additional building at our corporate headquarters. The total cost of the expansion is estimated to be at least $10.8 million and is expected to be completed in the second quarter of 2014.

•
The sale of our subsidiary. The sale of SEI AK was completed during the first three months of 2013. Prior to the transaction, cash and cash equivalents held in the accounts of SEI AK were not considered free and immediately available. As a result of the sale, the net cash proceeds received significantly increased our amount of cash considered free and immediately accessible for other general corporate purposes. The net effect of the cash received from the sale of SEI AK and the transfer of cash balances to the owners is reflected in Sale of subsidiary, net of cash transferred. Additional information pertaining to the sale is presented in Note 13 to the Consolidated Financial Statements.

Cash flows from financing activities increased $45.9 million in the first six months of 2013 compared to the first six months of 2012. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We spent approximately $86.4 million during the first six months of 2013 and $80.9 million during the first six months of 2012 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $39.6 million in proceeds from the issuance of our common stock during the first six months of 2013 as compared to $14.8 million during the first six months of 2012. The increase in proceeds is primarily attributable to a higher level of stock option exercises in 2013.

•
Dividend payments. Cash dividends paid were $34.4 million or $0.20 per share in the first six months of 2013 and $52.6 million or $.30 per share in the first six months of 2012. The decrease in dividends paid in 2013 was due to the payment date of the December 2012 dividend occurring in the calendar year as compared to the payment date of the dividend declared in December 2011 which occurred in January 2012.

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for ongoing operations; continued investment in new products and equipment; our common stock repurchase program, expansion of our corporate campus and future dividend payments.
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

34 of 41

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

35 of 41

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

36 of 41

matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

37 of 41

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.
One of SEI's principal subsidiaries, SIDCO, has been named as a defendant in certain putative class action complaints (the Complaints) related to leveraged exchange traded funds (ETFs) advised by ProShares Advisors, LLC. The first complaint was filed on August 5, 2009 and the subsequent cases were all consolidated in the Southern District of New York.  The Complaints are purportedly made on behalf of all persons that purchased or otherwise acquired shares in various ProShares leveraged ETFs pursuant or traceable to allegedly false and misleading registration statements, prospectuses and statements of additional information. The Complaints name as defendants ProShares Advisors, LLC; ProShares Trust; ProShares Trust II, SIDCO, and various officers and trustees to ProShares Advisors, LLC; ProShares Trust and ProShares Trust II. The Complaints allege that SIDCO was the distributor and principal underwriter for the various ProShares leveraged ETFs that were distributed to authorized participants and ultimately shareholders. The Complaints allege that the registration statements for the ProShares ETFs were materially false and misleading because they failed adequately to describe the nature and risks of the investments and claim that SIDCO is liable for these purportedly material misstatements and omissions under Section 11 of the Securities Act of 1933. On September 7, 2012, the District Court for the Southern District of New York issued an opinion dismissing with prejudice the plaintiffs' amended complaint. Plaintiffs filed with the Second Circuit Court of Appeals a notice of appeal of the District Court's decision and on July 22, 2013, the Second Circuit Court of Appeals issued an opinion affirming the decision of the District Court dismissing the amended complaint. While the outcome of this litigation is uncertain given its early phase, SEI believes that it has valid defenses to plaintiffs' claims and intends to defend the lawsuits vigorously.
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
Two of the five actions filed in East Baton Rouge were removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas issued an order and judgment that the causes of action alleged against SEI in the two removed actions were preempted by federal law and the court dismissed these cases with prejudice. Plaintiffs appealed this ruling, and on March 19, 2012, a panel of the Court of Appeals for the Fifth Circuit reversed the decision of the United States District Court and remanded the actions for further proceedings. On July 18, 2012, SEI filed a petition for certiorari in the United States Supreme Court, seeking review of the decision by the United States Court of Appeals in the Eleventh Circuit to permit the claims against SEI to proceed. SEI believes that the trial correctly concluded that the claims against SEI were barred by the federal Securities Litigation Uniform Standards Act and is requesting that the Supreme Court reinstate that dismissal. On January 18, 2013, the Supreme Court granted the petition for certiorari. The case has not yet been scheduled for oral argument, but is likely to be heard in early fall 2013.
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
SEI and SPTC filed an answer to the East Baton Rouge class action, plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. The Court in the East Baton Rouge action held a hearing on class certification on September 20, 2012. By oral decision on December 5, 2012 and later entered in a judgment signed on December 17, 2012 that was subsequently amended, the Court in East Baton Rouge certified a class to be composed of persons who purchased any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and

38 of 41

February 13, 2009; persons who renewed any SIB CD in Louisiana between January 1, 2007 and February 13, 2009; or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. On January 30, 2013, SEI and SPTC filed motions for appeal from the judgments that stated SEI's and SPTC's intention to move to stay the litigation. On February 1, 2013, plaintiffs filed a motion for Leave to File First Amended and Restated Class Action Petition in which they ask the Court to allow them the petition in this case to add additional facts that were developed during discovery and adding claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend.  On February 15, 2013, SEI filed a motion for new trial, or, in the alternative, for reconsideration of the Court's order allowing amendment.  On February 22, 2013, SEI filed a motion to stay proceedings in view of the pending Supreme Court case. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by filing an exception. On March 11, 2013, the insurance carrier defendants filed a notice of removal removing the case to the Middle District of Louisiana and on March 18, 2013, the insurance carrier defendants filed answers. On March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On March 18, 2013, the insurance carrier defendants filed answers. On March 19, 2013, plaintiffs filed a motion to remand, a motion for expedited briefing schedule, expedited status conference and expedited consideration of their motion to remand, a motion for leave to file under seal and a motion for order pursuant to 28 U.S.C. 1447(b) requiring removing defendants to supplement federal court record with certified copy of state court record. These motions are now fully briefed. On March 25, 2013, SEI filed a motion that the court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of removal jurisdiction in an April 12, 2013 order that also dismissed without prejudice a motion to dismiss for lack of jurisdiction and improper venue filed on April 9, 2013 by one of the insurers. On April 1, 2013, the Louisiana Office of Financial Institutions (OFI) filed a motion to remand and sever claims and a response to that motion by the insurers and opposition to that motion by the plaintiffs were filed on April 22, 2013. Along with the briefing in the Middle District of Louisiana, on March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On March 19, 2013, plaintiffs notified the MDL that they had filed a motion to remand and asking the panel to decline to issue a conditional transfer order. On March 29, 2013, the MDL issued a conditional transfer order (CTO). On April 18, 2013, OFI filed a motion to vacate the CTO or, in the alternative, stay any ruling to transfer the matter until after the Middle District of Louisiana rules on OFI's motion to remand and sever. Plaintiffs filed a motion to vacate the CTO on April 19, 2013. SEI's responses to those motions were filed on May 9, 2013. On June 12, 2013, the MDL Panel issued an order notifying the parties that on July 25, 2013, it would consider, without oral argument, Plaintiffs' and OFI's motions to vacate the CTO.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $2.178 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended June 30, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – 30, 2013	—	$—	—	$54,831,000
May 1 – 31, 2013	700,000	29.44	700,000	134,221,000
June 1 – 30, 2013	1,025,000	29.13	1,025,000	104,362,000
Total	1,725,000	29.26	1,725,000

39 of 41

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

40 of 41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	July 26, 2013	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

41 of 41