Form 10-Q
period 2013-09-30
SEI INVESTMENTS CO
filed 2013-10-24
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of October 22, 2013 was 170,608,053.

1 of 41

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company Consolidated Balance Sheets (unaudited) (In thousands)

	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$527,214	$452,247
Restricted cash	5,500	6,000
Receivables from regulated investment companies	39,579	31,084
Receivables, net of allowance for doubtful accounts of $625 and $805 (Note 4)	186,382	171,734
Deferred income taxes	1,284	2,012
Securities owned (Note 6)	20,728	20,088
Other current assets	19,345	18,239
Total Current Assets	800,032	701,404
Property and Equipment, net of accumulated depreciation of $214,653 and $201,418 (Note 4)	118,494	127,581
Capitalized Software, net of accumulated amortization of $171,015 and $149,747	313,206	307,490
Investments Available for Sale (Note 6)	86,186	75,869
Trading Securities (Note 6)	4,841	5,909
Investment in Unconsolidated Affiliates (Note 2)	57,429	77,398
Other Assets, net	11,511	14,173
Total Assets	$1,391,699	$1,309,824
The accompanying notes are an integral part of these consolidated financial statements.

2 of 41

SEI Investments Company Consolidated Balance Sheets (unaudited) (In thousands, except par value)

	September 30, 2013	December 31, 2012
Liabilities and Equity
Current Liabilities:
Accounts payable	$7,275	$11,248
Accrued liabilities (Note 4)	136,639	138,305
Deferred revenue	1,364	2,452
Total Current Liabilities	145,278	152,005
Deferred Income Taxes	71,151	93,458
Other Long-term Liabilities (Note 11)	8,703	7,032
Total Liabilities	225,132	252,495
Commitments and Contingencies (Note 12)
Equity:
SEI Investments shareholders’ equity:
Common stock, $.01 par value, 750,000 shares authorized;170,500 and 172,220 shares issued and outstanding	1,705	1,722
Capital in excess of par value	700,673	624,305
Retained earnings	462,633	405,914
Accumulated other comprehensive income, net	1,556	6,239
Total SEI Investments shareholders’ equity	1,166,567	1,038,180
Noncontrolling interest	—	19,149
Total Equity	1,166,567	1,057,329
Total Liabilities and Equity	$1,391,699	$1,309,824
The accompanying notes are an integral part of these consolidated financial statements.

3 of 41

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Asset management, administration and distribution fees	$208,780	$183,083	$611,135	$532,650
Information processing and software servicing fees	64,606	60,901	191,606	174,355
Transaction-based and trade execution fees	7,269	7,768	24,367	23,882
Total revenues	280,655	251,752	827,108	730,887
Expenses:
Subadvisory, distribution and other asset management costs	31,209	26,022	88,795	79,442
Software royalties and other information processing costs	7,541	6,701	22,912	19,337
Brokerage commissions	5,519	5,542	18,291	17,483
Compensation, benefits and other personnel	89,311	85,781	264,636	244,855
Stock-based compensation	11,097	3,879	26,997	11,777
Consulting, outsourcing and professional fees	33,367	27,314	98,667	80,598
Data processing and computer related	12,654	11,749	37,028	34,873
Facilities, supplies and other costs	13,573	15,129	47,280	44,909
Amortization	8,829	10,384	25,498	25,413
Depreciation	5,616	5,761	17,050	16,823
Total expenses	218,716	198,262	647,154	575,510
Income from operations	61,939	53,490	179,954	155,377
Net gain from investments	535	3,708	638	7,577
Interest and dividend income	679	1,490	2,420	4,417
Interest expense	(195)	(115)	(422)	(389)
Equity in earnings of unconsolidated affiliates	31,028	24,928	86,204	74,970
Gain on sale of subsidiary (Note 13)	—	—	22,112	—
Other income (Note 14)	—	—	43,429	—
Net income before income taxes	93,986	83,501	334,335	241,952
Income taxes	26,791	32,415	111,376	90,892
Net income	67,195	51,086	222,959	151,060
Less: Net income attributable to the noncontrolling interest	—	(343)	(350)	(797)
Net income attributable to SEI Investments Company	$67,195	$50,743	$222,609	$150,263
Basic earnings per common share	$0.39	$0.29	$1.29	$0.86
Shares used to compute basic earnings per share	171,308	173,429	172,043	174,869
Diluted earnings per common share	$0.38	$0.29	$1.26	$0.85
Shares used to compute diluted earnings per share	176,043	175,369	176,036	176,317
Dividends declared per common share	$—	$—	$0.20	$0.15
The accompanying notes are an integral part of these consolidated financial statements.

4 of 41

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Net income		$67,195		$51,086		$222,959		$151,060
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		3,146		3,464		(3,961)		4,011
Unrealized holding gain (loss) on investments:
Unrealized holding gains(losses) during the period, net of income taxes of $111, $230, $(701) and $307	354		586		(886)		642
Less: reclassification adjustment for losses (gains)realized in net income, net of income taxes of $23, $4, $(162) and $(19)	55	409	10	596	(287)	(1,173)	(27)	615
Total other comprehensive income (loss), net of tax		3,555		4,060		(5,134)		4,626
Comprehensive income		$70,750		$55,146		$217,825		$155,686
Comprehensive (income) loss attributable to the noncontrolling interest		—		(847)		101		(1,630)
Comprehensive income attributable to SEI Investments Company		$70,750		$54,299		$217,926		$154,056
The accompanying notes are an integral part of these consolidated financial statements.

5 of 41

SEI Investments Company
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$222,959	$151,060
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	17,336	(5,161)
Net cash provided by operating activities	240,295	145,899
Cash flows from investing activities:
Additions to property and equipment	(10,413)	(21,651)
Additions to capitalized software	(31,044)	(25,894)
Purchases of marketable securities	(48,653)	(22,505)
Prepayments and maturities of marketable securities	29,462	36,938
Sales of marketable securities	7,284	910
Purchases of other investments	(2,604)	(2,568)
Sale of subsidiary, net of cash transferred (See Note 13)	6,028	—
Net cash used in investing activities	(49,940)	(34,770)
Cash flows from financing activities:
Purchase and retirement of common stock	(144,121)	(111,593)
Proceeds from issuance of common stock	54,788	30,624
Tax benefit on stock options exercised	8,345	(834)
Payment of dividends	(34,400)	(52,635)
Net cash used in financing activities	(115,388)	(134,438)
Net increase (decrease) in cash and cash equivalents	74,967	(23,309)
Cash and cash equivalents, beginning of period	452,247	420,986
Cash and cash equivalents, end of period	$527,214	$397,677
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2013, the results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine month periods ended September 30, 2013 and 2012. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
There have been no significant changes in significant accounting policies during the nine months ended September 30, 2013 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Cash and Cash Equivalents
Cash and cash equivalents includes $368,819 and $247,314 at September 30, 2013 and December 31, 2012, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are considered Level 1 assets.
Restricted Cash
Restricted cash includes $5,000 at September 30, 2013 and December 31, 2012 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $500 and $1,000 at September 30, 2013 and December 31, 2012, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.

7 of 41

Capitalized Software
The Company capitalized $31,044 and $25,894 of software development costs during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 8.8 years. Amortization expense related to capitalized software was $25,328 and $24,858 during the nine months ended September 30, 2013 and 2012, respectively.
Software development costs capitalized during the nine months ended September 30, 2013 and 2012 relates to the continued development of the SEI Wealth PlatformSM (the Platform), formerly known as the Global Wealth Platform or GWP. As of September 30, 2013, the net book value of the Platform was $307,121, net of accumulated amortization of $140,925. Capitalized software development costs in-progress at September 30, 2013 associated with future releases to the Platform were $5,943. The Platform has an estimated useful life of 15 years and a weighted average remaining life of 8.8 years. Amortization expense for the Platform was $25,046 and $24,506 during the nine months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2012, the Company decided to discontinue the use of specific functionality within the Platform by the end of the September 2012 and expensed the remaining net book value of $2,661 related to previously capitalized software development costs of the component. This cost is included in total amortization expense during the nine months ended September 30, 2012.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended September 30, 2013 and 2012 are:

	For the Three Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$67,195	171,308	$0.39
Dilutive effect of stock options	—	4,735
Diluted earnings per common share	$67,195	176,043	$0.38

	For the Three Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$50,743	173,429	$0.29
Dilutive effect of stock options	—	1,940
Diluted earnings per common share	$50,743	175,369	$0.29
Employee stock options to purchase 3,042,000 and 9,552,000 shares of common stock, with an average exercise price of $31.39 and $26.51, were outstanding during the three months ended September 30, 2013 and 2012, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

	For the Nine Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$222,609	172,043	$1.29
Dilutive effect of stock options	—	3,993
Diluted earnings per common share	$222,609	176,036	$1.26

	For the Nine Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$150,263	174,869	$0.86
Dilutive effect of stock options	—	1,448
Diluted earnings per common share	$150,263	176,317	$0.85
Employee stock options to purchase 5,522,000 and 13,908,000 shares of common stock, with an average exercise price of $29.22 and $23.40, were outstanding during the nine months ended September 30, 2013 and 2012, respectively, but not

8 of 41

included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.
Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2013	2012
Net income	$222,959	$151,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,050	16,823
Amortization	25,498	25,413
Equity in earnings of unconsolidated affiliates	(86,204)	(74,970)
Distributions received from unconsolidated affiliate	109,173	72,306
Stock-based compensation	26,997	11,777
Provision for losses on receivables	(180)	(112)
Deferred income tax expense	(21,443)	2,117
Gain from sale of SEI AK (See Note 13)	(22,112)	—
Net gain from investments	(638)	(7,577)
Change in other long-term liabilities	1,671	2,803
Change in other assets	80	(1,063)
Other	(4,199)	4,759
Change in current asset and liabilities
Decrease (increase) in
Restricted cash for broker-dealer operations	500	—
Receivables from regulated investment companies	(8,495)	(3,203)
Receivables	(17,255)	(54,995)
Other current assets	(1,208)	(863)
Increase (decrease) in
Accounts payable	(3,960)	1,568
Accrued liabilities	3,149	967
Deferred revenue	(1,088)	(911)
Total adjustments	17,336	(5,161)
Net cash provided by operating activities	$240,295	$145,899

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.	Investment in Unconsolidated Affiliates
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

9 of 41

As of December 31, 2012, the Company’s total partnership interest in LSV was approximately 39.8 percent. In March 2009, certain partners (the Contributing partners) of LSV, including the Company, designated a portion of their partnership interest for the purpose of providing an interest in the partnership to a select group of key employees. Until such time an interest in the partnership is issued to a key employee, all profits, losses, distributions and other rights and obligations relating to such unissued interests remains with the Contributing partners. Each issuance must be authorized by unanimous vote of all Contributing partners. In April 2013, the Contributing partners agreed to provide certain key employees an interest in LSV, thereby reducing the Company’s interest in LSV to approximately 39.3 percent. This issuance reflected the remaining amount of the designated partnership interest of the Contributing partners.
At September 30, 2013, the Company’s total investment in LSV was $46,414. The investment in LSV exceeded the underlying equity in the net assets of LSV by $3,062 which is considered goodwill embedded in the investment. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV for $109,173 and $72,306 in the nine months ended September 30, 2013 and 2012, respectively. The Company received an additional partnership distribution payment from LSV during the nine months ended September 30, 2013 as compared to the prior year period due to a change in the timing of the payments.
The Company’s proportionate share in the earnings of LSV was $31,285 and $24,928 during the three months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, the Company’s proportionate share in the earnings of LSV was $86,871 and $74,970, respectively.
The following table contains the condensed statements of operations of LSV for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$92,184	$74,163	$256,782	$220,817
Net income	79,555	62,946	220,657	186,991
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
As of October 22, 2013, the remaining unpaid principal balance of the term loan was $1,026. LSV Employee Group II has met all financial obligations to date regarding the scheduled repayment of the term loan since its origination. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group II and, furthermore, fully expects that LSV Employee Group II will meet all of their future obligations regarding the term loan.
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
As of October 22, 2013, the remaining unpaid principal balances of the term loans guaranteed by LSV and the Company were $13,086 and $45,000, respectively. LSV Employee Group III has met all financial obligations to date regarding the scheduled repayment of the term loans since origination. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.
Investment in Gao Fu Limited
The Company has an investment in Gao Fu Limited (Gao Fu), a wealth services firm based in Shanghai in the Republic of China. The Company accounts for its interest in Gao Fu using the equity method. At September 30, 2013, the Company's total investment in Gao Fu was $11,015. The Company's proportionate share in the losses of Gao Fu was $257 and $667 during the three and nine months ended September 30, 2013, respectively.

10 of 41

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

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2013	December 31, 2012
Trade receivables	$46,855	$46,650
Fees earned, not billed	126,943	116,019
Other receivables	13,209	9,870
	187,007	172,539
Less: Allowance for doubtful accounts	(625)	(805)
	$186,382	$171,734
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

11 of 41

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2013	December 31, 2012
Buildings	$138,106	$137,751
Equipment	67,182	66,167
Land	9,929	9,929
Purchased software	95,448	91,468
Furniture and fixtures	16,909	18,535
Leasehold improvements	4,467	5,037
Construction in progress	1,106	112
	333,147	328,999
Less: Accumulated depreciation	(214,653)	(201,418)
Property and Equipment, net	$118,494	$127,581
The Company recognized $17,050 and $16,823 in depreciation expense related to property and equipment for the nine months ended September 30, 2013 and 2012, respectively.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2013	December 31, 2012
Accrued employee compensation	$55,729	$63,996
Accrued employee benefits and other personnel	8,644	7,299
Accrued consulting, outsourcing and professional fees	21,606	16,676
Accrued brokerage fees	5,045	5,733
Accrued sub-advisory, distribution and other asset management fees	23,839	17,548
Accrued income taxes	26	104
Other accrued liabilities	21,750	26,949
Total accrued liabilities	$136,639	$138,305

Note 5.    Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in equity and fixed-income mutual funds that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed pass-through certificates, Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes and investment grade commercial paper. The Company's Level 2 financial assets, with the exception of the GNMA securities, were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The GNMA mortgage-backed pass-through certificates were purchased for the sole purpose of satisfying specific regulatory requirements imposed on our wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC). As a result, the Company's Level 2 financial assets are limited to only these types of fixed income securities. The valuation of the Company's Level 2 financial assets are based upon securities pricing policies and procedures utilized by third-party pricing vendors. The pricing policies and procedures applied during the nine months ended September 30, 2013 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2012. The Company's Level 3 financial assets at December 31, 2012 consisted of an investment product that was in the process of liquidation and was closed to new investors. The Company had no Level 3 financial assets at September 30, 2013 and had no Level 3 financial liabilities at September 30, 2013 or December 31, 2012. There were no transfers of financial assets between levels within the fair value hierarchy during the nine months ended September 30, 2013.

12 of 41

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At September 30, 2013
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$10,644	$10,644	$—	$—
Fixed income available-for-sale securities	75,542	—	75,542	—
Fixed income securities owned	20,728	—	20,728	—
Trading securities	4,841	4,841	—	—
	$111,755	$15,485	$96,270	$—

	At December 31, 2012
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity available-for-sale securities	$15,926	$15,926	$—	$—
Fixed income available-for-sale securities	59,943	—	59,943	—
Fixed income securities owned	20,088	—	20,088	—
Trading securities	5,909	4,706	—	1,203
	$101,866	$20,632	$80,031	$1,203

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2013 to September 30, 2013:

Trading Securities
Balance, January 1, 2013	$1,203
Purchases	—
Issuances	—
Principal prepayments and settlements	(1,167)
Sales	—
Total gains or (losses) (realized/unrealized):
Included in earnings	(36)
Included in other comprehensive income	—
Transfers in and out of Level 3	—
Balance, September 30, 2013	$—

13 of 41

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

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At September 30, 2013
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$7,148	$873	$—	$8,021
Equities and other mutual funds	2,589	34	—	2,623
Debt securities	74,102	1,440	—	75,542
	$83,839	$2,347	$—	$86,186

	At December 31, 2012
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$12,953	$376	$(13)	$13,316
Equities and other mutual funds	2,610	—	—	2,610
Debt securities	55,923	4,020	—	59,943
	$71,486	$4,396	$(13)	$75,869
Net unrealized holding gains at September 30, 2013 and December 31, 2012 were $1,656 (net of income tax expense of $691) and $2,829 (net of income tax expense of $1,554), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $710 and gross realized losses of $261 from available-for-sale securities during the nine months ended September 30, 2013. There were no material gross realized gains or losses from available-for-sale securities during the nine months ended September 30, 2012. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income, are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.
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

14 of 41

Trading securities of the Company primarily consist of an investment related to the startup of mutual funds sponsored by LSV. These mutual funds are U.S. dollar denominated funds that invests primarily in securities of Canadian and Australian companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $4,841 and $4,706 at September 30, 2013 and December 31, 2012, respectively. The Company recognized gains of $135 and $520 from the change in fair value of the funds during the nine months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2013 and 2012, the Company recognized gains of $610 and $357, respectively, from the change in fair value of the funds.
During the nine months ended September 30, 2012, the Company recognized gains from structured investment vehicle (SIV) securities of $7,343. The gains from SIV securities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations. In November 2012, the Company sold its remaining SIV securities and no longer owns any SIV securities.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $20,728 and $20,088 at September 30, 2013 and December 31, 2012, respectively. There were no material net gains or losses from the change in fair value of the securities during the three and nine months ended September 30, 2013 and 2012.

Note 7.    Lines of Credit
The Company has a five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 1.25 percent above LIBOR. There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings through the Credit Facility at September 30, 2013. The Company was in compliance with all covenants of the Credit Facility at September 30, 2013.
The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility at September 30, 2013. The Company was in compliance with all covenants of the Canadian Credit Facility at September 30, 2013.

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

15 of 41

The Company discontinued any further grants under the Company’s 1998 Equity Compensation Plan (the 1998 Plan) as a result of the approval of the 2007 Plan. No options are available for grant from this plan. Grants made from the 1998 Plan continue in effect under the terms of the grant.
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and nine months ended September 30, 2013 and 2012, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation expense	$11,097	$3,879	$26,997	$11,777
Less: Deferred tax benefit	(4,125)	(1,573)	(9,908)	(4,381)
Stock-based compensation expense, net of tax	$6,972	$2,306	$17,089	$7,396
As of September 30, 2013, there was approximately $29,229 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized.
During the nine months ended September 30, 2013, the Company revised its previous estimate made as of December 31, 2012 of when certain vesting targets are expected to be achieved. This change in management's estimate resulted in an increase of $13,440 in stock-based compensation expense in the nine months ended September 30, 2013.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2013 was $37,171. The total options exercisable as of September 30, 2013 had an intrinsic value of $82,557. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2013 and the weighted average exercise price of the shares. The market value of the Company’s common stock as of September 30, 2013 was $30.91 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of September 30, 2013 was $18.54. Total options that were outstanding and exercisable as of September 30, 2013 were 22,146,000 and 6,676,000, respectively.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 4,879,000 shares at a total cost of $145,269 during the nine months ended September 30, 2013. As of September 30, 2013, the Company has $45,744 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 22, 2013, the Board of Directors declared a cash dividend of $0.20 per share on the Company's common stock, which was paid on June 25, 2013, to shareholders of record on June 17, 2013. Cash dividends declared during the nine months ended September 30, 2013 and 2012 were $34,400 and $26,117, respectively.
Noncontrolling Interest
The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2013 to September 30, 2013:

Noncontrolling interest
Balance, January 1, 2013	$19,149
Net income attributable to noncontrolling interest	350
Foreign currency translation adjustments	(451)
Sale of subsidiary (See Note 13)	(19,048)
Balance, September 30, 2013	$—

16 of 41

The following table provides a reconciliation of Noncontrolling interest on the Consolidated Balance Sheet for the period from January 1, 2012 to September 30, 2012:

Noncontrolling interest
Balance, January 1, 2012	$16,143
Net income attributable to noncontrolling interest	797
Foreign currency translation adjustments	833
Balance, September 30, 2012	$17,773

Note 9.    Accumulated Comprehensive Income
Accumulated other comprehensive income, net of tax, consists of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive (Loss) Income
Total accumulated comprehensive income at December 31, 2012	$3,861	$2,829	$6,690
Less: Total accumulated comprehensive income attributable to noncontrolling interest at December 31, 2012	(451)	—	(451)
Total accumulated comprehensive income attributable to SEI Investments Company at December 31, 2012	$3,410	$2,829	$6,239

Total comprehensive loss for the nine months ended September 30, 2013	$(3,961)	$(1,173)	$(5,134)
Less: Total comprehensive loss attributable to noncontrolling interest for the nine months ended September 30, 2013	451	—	451
Total comprehensive loss attributable to SEI Investments Company for the nine months ended September 30, 2013	$(3,510)	$(1,173)	$(4,683)

Total accumulated comprehensive income at September 30, 2013	$(100)	$1,656	$1,556
Less: Total accumulated comprehensive income attributable to noncontrolling interest at September 30, 2013	—	—	—
Total accumulated comprehensive income attributable to SEI Investments Company at September 30, 2013	$(100)	$1,656	$1,556

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

17 of 41

The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2013 and 2012. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended September 30, 2013 and 2012.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2013
Revenues	$97,370	$61,393	$63,539	$57,266	$1,087	$280,655
Expenses	95,579	33,768	33,058	37,763	4,146	204,314
Operating profit (loss)	$1,791	$27,625	$30,481	$19,503	$(3,059)	$76,341

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2012
Revenues	$92,076	$51,384	$58,081	$49,311	$900	$251,752
Expenses	91,209	30,114	29,654	32,122	3,698	186,797
Operating profit (loss)	$867	$21,270	$28,427	$17,189	$(2,798)	$64,955
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012 is as follows:

	2013	2012
Total operating profit from segments above	$76,341	$64,955
Corporate overhead expenses	(14,402)	(11,668)
Noncontrolling interest reflected in segments	—	203
Income from operations	$61,939	$53,490

The following tables provide additional information for the three months ended September 30, 2013 and 2012 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2013	2012	2013	2012
Private Banks	$9,376	$8,248	$3,799	$3,911
Investment Advisors	3,513	2,797	521	503
Institutional Investors	777	647	222	252
Investment Managers	1,596	927	525	500
Investments in New Businesses	186	140	442	449
Total from business segments	$15,448	$12,759	$5,509	$5,615
Corporate overhead	259	228	107	146
	$15,707	$12,987	$5,616	$5,761

18 of 41

	Amortization
	2013	2012
Private Banks	$5,704	$7,660
Investment Advisors	2,105	1,832
Institutional Investors	326	302
Investment Managers	218	201
Investments in New Businesses	419	332
Total from business segments	$8,772	$10,327
Corporate overhead	57	57
	$8,829	$10,384
The following tables highlight certain unaudited financial information about each of the Company’s business segments for the nine months ended September 30, 2013 and 2012.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2013
Revenues	$291,258	$175,868	$190,385	$166,542	$3,055	$827,108
Expenses	289,632	98,291	97,595	109,432	11,774	606,724
Operating profit (loss)	$1,626	$77,577	$92,790	$57,110	$(8,719)	$220,384
Gain on sale of subsidiary	22,112	—	—	—	—	22,112
Total profit (loss)	$23,738	$77,577	$92,790	$57,110	$(8,719)	$242,496

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2012
Revenues	$268,367	$150,227	$167,293	$142,235	$2,765	$730,887
Expenses	263,612	88,440	86,494	92,711	11,080	542,337
Operating profit (loss)	$4,755	$61,787	$80,799	$49,524	$(8,315)	$188,550
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine months ended September 30, 2013 and 2012 is as follows:

	2013	2012
Total operating profit from segments above	$220,384	$188,550
Corporate overhead expenses	(40,719)	(33,830)
Noncontrolling interest reflected in segments	289	657
Income from operations	$179,954	$155,377
The following tables provide additional information for the nine months ended September 30, 2013 and 2012 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2013	2012	2013	2012
Private Banks	$26,079	$28,270	$11,679	$11,343
Investment Advisors	9,480	9,743	1,547	1,489
Institutional Investors	1,921	2,514	674	765
Investment Managers	3,071	5,090	1,461	1,468
Investments in New Businesses	461	560	1,350	1,273
Total from business segments	$41,012	$46,177	$16,711	$16,338
Corporate Overhead	445	1,368	339	485
	$41,457	$47,545	$17,050	$16,823

19 of 41

	Amortization
	2013	2012
Private Banks	$16,497	$17,139
Investment Advisors	6,063	5,305
Institutional Investors	937	906
Investment Managers	626	603
Investments in New Businesses	1,204	905
Total from business segments	$25,327	$24,858
Corporate Overhead	171	555
	$25,498	$25,413

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at September 30, 2013 and December 31, 2012 was $12,731 and $11,553, respectively, exclusive of interest and penalties, of which $10,608 and $9,965 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2013 and December 31, 2012, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $957 and $770, respectively.

	September 30, 2013	December 31, 2012
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$12,731	$11,553
Interest and penalties on unrecognized benefits	957	770
Total gross uncertain tax positions	$13,688	$12,323
Amount included in Current liabilities	$4,985	$5,291
Amount included in Other long-term liabilities	8,703	7,032
	$13,688	$12,323
The Company’s effective tax rates were 28.5 percent and 39.0 percent for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the Company's tax rates were 33.3 percent and 37.6 percent, respectively. The third quarter 2013 tax rate was benefited by Pennsylvania tax law changes enacted on July 18, 2013 which become effective on January 1, 2014. The most significant changes affecting the Company’s tax rate were an increase in the annual utilization cap of the net operating loss deduction and the state apportionment of sales of services. The bill adopts a market-based approach for the sales apportionment factor that requires a company’s sales be recognized, for tax purposes, in the state the client benefits from such services. Under the current method, the sales apportionment factor is recognized in the state where the cost was incurred to perform those services. This change significantly reduced the apportionment to Pennsylvania which resulted in a reduction in the Company’s deferred tax liability. Accounting rules require the effect of changes to tax laws be recognized in the period in which the change occurred. The 2012 third quarter tax rate includes the U.S. deferred taxes on the undistributed earnings of SEI AK. As a result of the sale of SEI AK, the Company no longer considered the undistributed earnings of the subsidiary to be indefinitely reinvested and, therefore, accrued U.S deferred taxes on the cumulative undistributed earnings. This increase of taxes was partially offset by state tax planning occurring in the third quarter.
The 2013 tax rate was benefited by the reinstatement of the research and development tax credit. On January 2, 2013, President Barack Obama signed into law the American Taxpayer Relief Act of 2012 (the Act), which reinstated the research and development credit retroactively from January 1, 2012 through December 31, 2013. The accounting rules require the determination of current and deferred taxes be based upon the provisions of the enacted tax law as of the balance sheet date. Since the Act was not signed into law until January 2, 2013, the effect was not reflected in the tax provision for 2012. The effect of the 2012 research and development tax credit was therefore reflected in the 2013 tax rate. The 2013 tax rate was also benefited by the approval by Joint Tax Committee on certain refund requests. These benefits were partially offset by additional foreign taxes caused by the sale of SEI AK (See Note 13).
The Company files income tax returns in the United States on a consolidated basis and in many U.S. state and foreign jurisdictions. The Company is subject to examination of income tax returns by the Internal Revenue Service (IRS) and other

20 of 41

domestic and foreign tax authorities. The Company is no longer subject to U.S. federal income tax examination for years before 2010 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2006.
The Company estimates it will recognize $4,985 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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
SEI has been named in six lawsuits filed in Louisiana. Five lawsuits were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant and, as described below, was certified as a class in December 2012. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action against SEI and SPTC under the Louisiana Securities Act. The class action originally included a claim against SEI and SPTC for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy.  In addition, another group of plaintiffs filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and SPTC and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank.
Two of the five actions filed in East Baton Rouge were removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas issued an order and judgment that the causes of action alleged against SEI in the two removed actions were preempted by federal law and the court dismissed these cases with prejudice. Plaintiffs appealed this ruling, and on March 19, 2012, a panel of the Court of Appeals for the Fifth Circuit reversed the decision of the United States District Court and remanded the actions for further proceedings. On July 18, 2012, SEI filed a petition for a writ of certiorari in the United States Supreme Court, seeking review of the decision by the United States Court of Appeals in the Fifth Circuit to permit the claims against SEI to proceed. SEI believes that the trial court correctly concluded that the claims against SEI were barred by the federal Securities Litigation Uniform Standards Act and is requesting that the Supreme Court reinstate that dismissal. On January 18, 2013, the Supreme Court granted the petition for a writ of certiorari. On October 7, 2013, the Supreme Court heard oral argument on the appeal.

21 of 41

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
SEI and SPTC filed an answer to the East Baton Rouge class action, plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. The Court in the East Baton Rouge action held a hearing on class certification on September 20, 2012. By oral decision on December 5, 2012 and later entered in a judgment signed on December 17, 2012 that was subsequently amended, the Court in East Baton Rouge certified a class to be composed of persons who purchased any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009; persons who renewed any SIB CD in Louisiana between January 1, 2007 and February 13, 2009; or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. On January 30, 2013, SEI and SPTC filed motions for appeal from the judgments that stated SEI's and SPTC's intention to move to stay the litigation. On February 1, 2013, plaintiffs filed a motion for Leave to File First Amended and Restated Class Action Petition in which they ask the Court to allow them to amend the petition in this case to add additional facts that were developed during discovery and adding claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 15, 2013, SEI filed a motion for new trial, or, in the alternative, for reconsideration of the Court's order allowing amendment. On February 22, 2013, SEI filed a motion to stay proceedings in view of the pending Supreme Court case. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by filing an exception. On March 11, 2013, the insurance carrier defendants filed a notice of removal removing the case to the Middle District of Louisiana and on March 18, 2013, the insurance carrier defendants filed answers. On March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On March 19, 2013, plaintiffs filed a motion to remand, a motion for expedited briefing schedule, expedited status conference and expedited consideration of their motion to remand, a motion for leave to file under seal and a motion for order pursuant to 28 U.S.C. 1447(b) requiring removing defendants to supplement federal court record with certified copy of state court record. These motions are now fully briefed. On March 25, 2013, SEI filed a motion that the court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of removal jurisdiction in an April 12, 2013 order that also dismissed without prejudice a motion to dismiss for lack of jurisdiction and improper venue filed on April 9, 2013 by one of the insurers. On April 1, 2013, the Louisiana Office of Financial Institutions (OFI) filed a motion to remand and sever claims, and a response to that motion by the insurers and opposition to that motion by the plaintiffs were filed on April 22, 2013. Along with the briefing in the Middle District of Louisiana, on March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On March 19, 2013, plaintiffs notified the MDL that they had filed a motion to remand and asked the panel to decline to issue a conditional transfer order. On March 29, 2013, the MDL issued a conditional transfer order (CTO). On April 18, 2013, OFI filed a motion to vacate the CTO or, in the alternative, stay any ruling to transfer the matter until after the Middle District of Louisiana ruled on OFI's motion to remand and sever. Plaintiffs filed a motion to vacate the CTO on April 19, 2013. SEI's responses to those motions were filed on May 9, 2013. On June 12, 2013, the MDL Panel issued an order notifying the parties that on July 25, 2013, it would consider, without oral argument, Plaintiffs' and OFI's motions to vacate the CTO. On August 7, 2013, the MDL Panel affirmed the CTO and transferred the matter against SEI to the US District Court for the Northern District of Texas; the MDL Panel also severed the claims against OFI and remanded those claims to the Middle District of Louisiana. On September 11, 2013, defendants filed a motion requesting a status conference with the Court to address the status of all pending motions. On October 4, 2013, Plaintiffs filed a petition for a writ of mandamus asking the United States Court of Appeals for the Fifth Circuit to review the MDL Panel’s transfer Order.
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

22 of 41

On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Barings Asset Management Limited. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014, and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. Also, the net working capital of SEI AK at closing in excess of required regulatory capital, and subject to certain other adjustments, was distributed to the Company, MetLife and IFC in accordance with the ownership interests. Without regard to the contingent purchase price, the Company recognized a gain of $22.1 million, or $0.08 diluted earnings per share, during the nine months ended September 30, 2013 as a result of the sale. The Company's gain from the sale of SEI AK is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.
Excluding the contingent purchase price, the Company received gross proceeds of $56,879 from the sale. The Company incurred $2,545 in transaction costs during the nine months ended September 30, 2013 for net proceeds of $54,334 resulting from the sale. The net effect of the cash received from the sale and the transfer of cash balances to the owners is reflected in Sale of subsidiary, net of cash transferred in the investing section of the Consolidated Statement of Cash flows.
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
The operating results of SEI AK were included in the Private Banks business segment. SEI AK revenues and net income included in the Company's Consolidated Statement of Operations were as follows:

	For the Period January 1, 2013 through March 28, 2013
		For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012

Revenues	$2,889	$2,779	$8,632

Net income	$796	$729	$1,817
Less: Income attributable to the noncontrolling interests	(350)	(343)	(797)
Net income attributable to SEI AK	$446	$386	$1,020

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

23 of 41

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition at September 30, 2013 and 2012, the consolidated results of operations for the three and nine months ended September 30, 2013 and 2012 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management, and investment operations solutions. We help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of September 30, 2013, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $528.6 billion in mutual fund and pooled or separately managed assets, including $218.5 billion in assets under management and $310.1 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $71.1 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 were:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2013	2012		2013	2012
Revenues	$280,655	$251,752	11%	$827,108	$730,887	13%
Expenses	218,716	198,262	10%	647,154	575,510	12%
Income from operations	61,939	53,490	16%	179,954	155,377	16%
Net gain from investments	535	3,708	(86)%	638	7,577	(92)%
Interest income, net of interest expense	484	1,375	(65)%	1,998	4,028	(50)%
Equity in earnings from unconsolidated affiliates	31,028	24,928	24%	86,204	74,970	15%
Gain on sale of subsidiary	—	—	N/M	22,112	—	N/M
Other income	—	—	N/M	43,429	—	N/M
Income before income taxes	93,986	83,501	13%	334,335	241,952	38%
Income taxes	26,791	32,415	(17)%	111,376	90,892	23%
Net income	67,195	51,086	32%	222,959	151,060	48%
Less: Net income attributable to noncontrolling interest	—	(343)	(100)%	(350)	(797)	(56)%
Net income attributable to SEI Investments Co.	$67,195	$50,743	32%	222,609	$150,263	48%
Diluted earnings per common share	$0.38	$0.29	31%	$1.26	$0.85	48%

24 of 41

In our opinion, the following items had a significant impact on our financial results for the three and nine months ended September 30, 2013 and 2012:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients and market appreciation. Our average assets under management, excluding LSV, increased $15.5 billion, or 12 percent, to $143.3 billion in the first nine months of 2013 as compared to $127.8 billion during the first nine months of 2012.

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

•
We recorded income of $43.4 million, or $.16 diluted earnings per share, in the first nine months of 2013 from the previously disclosed cash settlement payment received during the second quarter pertaining to litigation related to the purchase of securities of Cheyne Finance LLC, a structured investment vehicle (SIV) security (See Note 14 to the Consolidated Financial Statements for more information).

•
Our proportionate share in the earnings of LSV was $86.9 million in the first nine months of 2013 as compared to $75.0 million in the first nine months of 2012, an increase of 16 percent. The increase in our earnings was primarily driven by the increase in assets under management of LSV from existing clients due to market appreciation and an increase in performance fees earned by LSV. Our earnings from LSV; however, were negatively impacted by the decrease in our ownership interest from approximately 39.8 percent to approximately 39.3 percent during the second quarter 2013. The reduction in our ownership interest is described in greater detail under the caption "Equity in earnings of unconsolidated affiliates" later in this discussion.

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

•
Our previously disclosed sale of SEI Asset Korea (SEI AK) was completed during the first quarter 2013 resulting in a gain of $22.1 million, or $0.08 diluted earnings per share. The gain from the sale is included in Gain on sale of subsidiary for the nine months ended September 30, 2013 on the accompanying Consolidated Statement of Operations. The operating results of SEI AK were included in the Private Banks business segment (See Note 13 to the Consolidated Financial Statements for more information).

•
Stock-based compensation expense increased by $13.4 million during the first nine months of 2013 as compared to the first nine months of 2012 due to a change in our estimate of the timing of when stock option vesting targets will be achieved. The change in our estimate resulted from the positive earnings impacts from the previously mentioned cash payment for the litigation settlement and the sale of SEI AK during 2013.

•
We capitalized $31.0 million in the first nine months of 2013 for significant enhancements and new functionality for the SEI Wealth Platform as compared to $25.9 million in the first nine months of 2012. Included in the amount for 2013 is a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for the Platform. Amortization expense related to capitalized software increased to $25.3 million during the first nine months of 2013 as compared to $24.9 million during the first nine months of 2012 due to continued releases of the Platform. Amortization expense during the first nine months of 2012 includes $2.7 million of expense related to the remaining net book value of a component of the Platform that was discontinued.

•
Corporate overhead costs increased during the first nine months of 2013 as compared to the first nine months of 2012 due to increased stock-based compensation, increased personnel costs, and higher costs related to regulatory and compliance matters.

•
Our effective tax rate during the first nine months of 2013 was 33.3 percent as compared to 37.6 percent in the first nine months of 2012. The 2013 tax rate was benefited by the changes to the Pennsylvania Tax Law primarily relating to the method of apportioning income to Pennsylvania. These changes have dramatically reduced the deferred tax liability. The 2012 tax rate included the U.S. deferred taxes on the undistributed earnings of SEI AK (See the caption "Income Taxes" later in this discussion for more information).

•	We continued our stock repurchase program during 2013 and purchased 4,879,000 shares at an average price of approximately $29.77 per share in the nine month period.

25 of 41

Ending Asset Balances
(In millions)
This table presents ending assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	As of September 30,		Percent Change
	2013	2012
Private Banks:
Equity and fixed income programs (A)	$14,305	$17,960	(20)%
Collective trust fund programs	11	147	(93)%
Liquidity funds	5,167	5,342	(3)%
Total assets under management	$19,483	$23,449	(17)%
Client proprietary assets under administration	14,101	11,611	21%
Total assets	$33,584	$35,060	(4)%
Investment Advisors:
Equity and fixed income programs	36,203	30,864	17%
Collective trust fund programs	14	370	(96)%
Liquidity funds	2,779	1,868	49%
Total assets under management	$38,996	$33,102	18%
Institutional Investors:
Equity and fixed income programs	64,429	59,852	8%
Collective trust fund programs	107	153	(30)%
Liquidity funds	3,125	3,272	(4)%
Total assets under management	$67,661	$63,277	7%
Investment Managers:
Equity and fixed income programs	75	65	15%
Collective trust fund programs	19,868	15,433	29%
Liquidity funds	678	396	71%
Total assets under management	$20,621	$15,894	30%
Client proprietary assets under administration	295,959	240,965	23%
Total assets	$316,580	$256,859	23%
Investments in New Businesses:
Equity and fixed income programs	594	534	11%
Liquidity funds	26	29	(10)%
Total assets under management	$620	$563	10%
LSV:
Equity and fixed income programs	$71,149	$58,886	21%
Total:
Equity and fixed income programs (A)	186,755	168,161	11%
Collective trust fund programs	20,000	16,103	24%
Liquidity funds	11,775	10,907	8%
Total assets under management	$218,530	$195,171	12%
Client proprietary assets under administration	310,060	252,576	23%
Total assets under management and administration	$528,590	$447,747	18%
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

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2013	2012		2013	2012
Private Banks:
Equity and fixed income programs (A)	$13,696	$17,527	(22)%	$15,284	$17,145	(11)%
Collective trust fund programs	11	230	(95)%	11	354	(97)%
Liquidity funds	5,142	5,401	(5)%	5,264	5,366	(2)%
Total assets under management	$18,849	$23,158	(19)%	$20,559	$22,865	(10)%
Client proprietary assets under administration	13,760	10,867	27%	13,268	10,570	26%
Total assets	$32,609	$34,025	(4)%	$33,827	$33,435	1%
Investment Advisors:
Equity and fixed income programs	35,618	30,032	19%	34,546	29,187	18%
Collective trust fund programs	14	532	(97)%	14	918	(98)%
Liquidity funds	2,520	1,886	34%	2,211	1,902	16%
Total assets under management	$38,152	$32,450	18%	$36,771	$32,007	15%
Institutional Investors:
Equity and fixed income programs	63,153	57,763	9%	63,420	55,010	15%
Collective trust fund programs	107	284	(62)%	104	376	(72)%
Liquidity funds	3,091	3,253	(5)%	3,009	3,388	(11)%
Total assets under management	$66,351	$61,300	8%	$66,533	$58,774	13%
Investment Managers:
Equity and fixed income programs	76	62	23%	73	61	20%
Collective trust fund programs	19,259	14,797	30%	18,198	13,257	37%
Liquidity funds	613	287	114%	541	237	128%
Total assets under management	$19,948	$15,146	32%	$18,812	$13,555	39%
Client proprietary assets under administration	292,627	237,155	23%	280,566	230,525	22%
Total assets	$312,575	$252,301	24%	$299,378	$244,080	23%
Investments in New Businesses:
Equity and fixed income programs	584	530	10%	564	543	4%
Liquidity funds	27	35	(23)%	33	36	(8)%
Total assets under management	$611	$565	8%	$597	$579	3%
LSV:
Equity and fixed income programs	$69,463	$57,164	22%	$66,747	$57,453	16%
Total:
Equity and fixed income programs (A)	182,590	163,078	12%	180,634	159,399	13%
Collective trust fund programs	19,391	15,843	22%	18,327	14,905	23%
Liquidity funds	11,393	10,862	5%	11,058	10,929	1%
Total assets under management	$213,374	$189,783	12%	$210,019	$185,233	13%
Client proprietary assets under administration	306,387	248,022	24%	293,834	241,095	22%
Total assets under management and administration	$519,761	$437,805	19%	$503,853	$426,328	18%
(A) Equity and fixed income programs in the Private Banks segment includes $6.5 billion and $6.6 billion in assets for the three and nine months ended September 30, 2012, respectively, related to SEI AK which was sold in first-quarter 2013 (See Note 13 to the Consolidated Financial Statements).

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 were as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2013	2012		2013	2012
Private Banks:
Revenues	$97,370	$92,076	6%	$291,258	$268,367	9%
Expenses	95,579	91,209	5%	289,632	263,612	10%
Operating Profit	$1,791	$867	107%	$1,626	$4,755	(66)%
Gain on sale of subsidiary	—	—	N/M	22,112	—	N/M
Total Profit	$1,791	$867	107%	$23,738	$4,755	N/M
Operating Margin (A)	2%	1%		1%	2%
Investment Advisors:
Revenues	$61,393	$51,384	19%	$175,868	$150,227	17%
Expenses	33,768	30,114	12%	98,291	88,440	11%
Operating Profit	$27,625	$21,270	30%	$77,577	$61,787	26%
Operating Margin	45%	41%		44%	41%
Institutional Investors:
Revenues	$63,539	$58,081	9%	$190,385	$167,293	14%
Expenses	33,058	29,654	11%	97,595	86,494	13%
Operating Profit	$30,481	$28,427	7%	$92,790	$80,799	15%
Operating Margin	48%	49%		49%	48%
Investment Managers:
Revenues	$57,266	$49,311	16%	$166,542	$142,235	17%
Expenses	37,763	32,122	18%	109,432	92,711	18%
Operating Profit	$19,503	$17,189	13%	$57,110	$49,524	15%
Operating Margin	34%	35%		34%	35%
Investments in New Businesses:
Revenues	$1,087	$900	21%	$3,055	$2,765	10%
Expenses	4,146	3,698	12%	11,774	11,080	6%
Operating Loss	$(3,059)	$(2,798)	N/M	$(8,719)	$(8,315)	N/M
(A) Percentage for the nine months ended September 30, 2013 determined exclusive of gain from sale of subsidiary (See Note 13 to the Consolidated Financial Statements).
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

28 of 41

Private Banks

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2013	2012		2013	2012
Revenues:
Information processing and software servicing fees	$64,226	$60,435	6%	$190,564	$172,972	10%
Asset management, administration & distribution fees	26,723	25,767	4%	79,593	75,947	5%
Transaction-based and trade execution fees	6,421	5,874	9%	21,101	19,448	8%
Total revenues	$97,370	$92,076	6%	$291,258	$268,367	9%
Revenues increased $5.3 million, or six percent, in the three month period and increased $22.9 million, or nine percent, in the nine month period ended September 30, 2013 and were primarily affected by:

•	Increased recurring investment processing fees from new investment processing clients;

•	Increased fees earned on our mutual fund trading solution due to an increase in assets processed on the system from new and existing clients; and

•
Increased investment management fees from existing international clients due to higher average assets under management from improved capital markets during 2012 and in the first nine months of 2013, net of the decrease in assets under management from the sale of SEI AK in the first quarter 2013; partially offset by

•	Lower recurring investment processing fees due to price reductions provided to existing clients that recontracted for longer periods and client losses.
Operating income increased by $0.9 million in the three month period and decreased by $3.1 million in the nine month period and was primarily affected by:

•	Increased direct expenses associated with increased investment management fees from existing international clients;

•	Increased operational costs, mainly salary, incentive compensation, consulting and outsourcing costs, for servicing new and existing investment processing clients; and

•	Increased stock-based compensation costs of $4.3 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets; partially offset by

•	An increase in revenues.
Investment Advisors
Revenues increased $10.0 million, or 19 percent, in the three month period and increased by $25.6 million, or 17 percent, in the nine month period ended September 30, 2013 and were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by market appreciation during 2012 and the first nine months of 2013 and an increase in net cash flows from new and existing advisors; and

•	An increase in the average basis points earned on assets due to the increase in average assets under management; partially offset by

•	Lower fees earned from our collective trust fund offering due to the closing of the SEI Stable Asset Fund at the end of 2012.
Operating margin increased to 45 percent compared to 41 percent in the three month period and increased to 44 percent compared to 41 percent in the nine month period. Operating income increased by $6.4 million, or 30 percent, in the three month period and increased by $15.8 million, or 26 percent, in the nine month period and was primarily affected by:

•	An increase in revenues; partially offset by

•
Increased amortization expense relating to the SEI Wealth Platform as well as spending associated with building the necessary functionality and infrastructure for servicing financial institutions and investment advisors in the United States;

•	Increased sales compensation expense due to new business activity and other personnel costs, mainly salary and incentive compensation; and

29 of 41

•	Increased stock-based compensation costs of $2.7 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets.

Institutional Investors
Revenues increased $5.5 million, or nine percent, in the three month period and increased by $23.1 million, or 14 percent, in the nine month period ended September 30, 2013 and were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by improved capital markets during 2012 and the first nine months of 2013 as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by client losses.
Operating margin decreased to 48 percent compared to 49 percent in the three month period and increased to 49 percent compared to 48 percent in the nine month period. Operating income increased $2.1 million, or seven percent, in the three month period and increased $12.0 million, or 15 percent in the nine month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with higher investment management fees; and

•	Increased stock-based compensation costs of $2.5 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets.
Investment Managers
Revenues increased $8.0 million, or 16 percent, in the three month period and increased by $24.3 million, or 17 percent, in the nine month period ended September 30, 2013 and were primarily affected by:

•	Positive cash flows from new clients; partially offset by client losses;

•	Net positive cash flows from existing clients due to new funding along with higher valuations from capital market increases in late 2012 through the first nine months of 2013; and

•	Increased accounts from our separately managed account program from new and existing clients.
Operating margin decreased to 34 percent compared to 35 percent in the three and nine month periods. Operating income increased $2.3 million, or 13 percent, in the three month period and increased by $7.6 million, or 15 percent, in the nine month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients; and

•	Increased stock-based compensation costs of $2.9 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $14.4 million and $11.7 million in the three months ended September 30, 2013 and 2012, respectively, and $40.7 million and $33.8 million in the nine months ended September 30, 2013 and 2012, respectively. The increase in corporate overhead expenses in the nine month period was primarily due to increased stock-based compensation, other personnel-related costs and higher costs related to regulatory and compliance matters.

30 of 41

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net gain from investments	$535	$3,708	$638	$7,577
Interest and dividend income	679	1,490	2,420	4,417
Interest expense	(195)	(115)	(422)	(389)
Equity in earnings of unconsolidated affiliates	31,028	24,928	86,204	74,970
Gain on sale of subsidiary	—	—	22,112	—
Other income	—	—	43,429	—
Total other income and expense items, net	$32,047	$30,011	$154,381	$86,575
Net gain from investments
Net gain from investments consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized and unrealized gains from marketable securities	$535	$319	$536	$530
Gains from SIV securities	—	3,389	—	7,343
Other gains (losses)	—	—	102	(296)
Net gain from investments	$535	$3,708	$638	$7,577
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
Our proportionate share in the earnings of LSV was $31.3 million in third quarter 2013 as compared to $24.9 million in third quarter 2012, an increase of 26 percent. In the nine months ended September 30, 2013, our proportionate share in the earnings of LSV was $86.9 million as compared to $75.0 million in the nine months ended September 30, 2012, an increase of 16 percent. The increase in our earnings was primarily due to increased assets under management of LSV from existing clients due to improved capital markets and an increase in performance fees. LSV’s average assets under management increased $9.2 billion to $66.7 billion during the nine months ended September 30, 2013 as compared to $57.5 billion during the nine months ended September 30, 2012, an increase of 16 percent. Our earnings from LSV; however, were negatively impacted by the decrease in our ownership interest which occurred in April 2013.
Gain on sale of subsidiary
On March 28, 2013, the sale of all of our ownership interests in SEI AK was completed. We recorded a gain from the sale of $22.1 million during the nine months ended September 30, 2013 which is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).
Other income
On April 24, 2013, we entered into a Settlement Agreement with respect to litigation captioned Abu Dhabi Commercial Bank, et. al. v. Morgan Stanley & Co., Incorporated, et. al., related to the purchase of Cheyne Finance LLC, a SIV security. In accordance with the Settlement Agreement, we received a cash settlement payment after fees and expenses of $43.4 million during the nine months ended September 30, 2013 which is included in Other income on the accompanying Consolidated Statement of Operations (See Note 14 to the Consolidated Financial Statements for more information).

31 of 41

Income Taxes
Our effective tax rates were 28.5 percent and 39.0 percent for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, our effective tax rates were 33.3 percent and 37.6 percent, respectively. Our third quarter tax rate was benefited by Pennsylvania Tax Law changes enacted on July 18, 2013 which become effective on January 1, 2014. These changes have reduced the deferred tax liability which has been built up over numerous years. In accordance with the tax accounting rules, the effect of the law change is recorded in this quarter in which the law was signed. The primary change that affects SEI results from the reduction of net income apportioned to the State of Pennsylvania. The bill adopts “market-based” sourcing for apportionment. This method apportions sales to state where the benefit is being derived by the customer. The current method apportions sales of services to state where the cost was incurred to perform those services. Our third quarter 2012 tax rate included the U.S. deferred taxes on the undistributed earnings of SEI AK. As a result of the sale of SEI AK, we no longer considered the undistributed earnings of SEI AK to be indefinitely reinvested and, therefore, accrued U.S deferred taxes on the cumulative undistributed earnings. This increase of taxes was partially offset by state tax planning occurring in the quarter.
Stock-Based Compensation
During the nine months ended September 30, 2013, we revised our estimate made as of December 31, 2012 of when certain vesting targets are expected to be achieved. This change in management's estimate resulted in an increase of $13.4 million in stock-based compensation expense in the nine months ended September 30, 2013. The change in our estimate resulted from the positive earnings impacts from the cash payment received for the litigation settlement and the sale of SEI AK during 2013.
Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Stock-Based Compensation Expense
Remainder of 2013	$11,036
2014	4,863
2015	4,863
2016	4,863
2017	3,604
$29,229
We expect to recognize stock-based compensation expense during the fourth quarter of 2013 in the business segments as follows:

Stock-Based Compensation Expense

Private Banks	$3,309
Investment Advisors	1,932
Institutional Investors	1,734
Investment Managers	2,041
Investments in New Businesses	261
Corporate overhead	1,759
$11,036
Fair Value Measurements
The fair value of our financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of our financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets (See Note 5 to the Notes to Consolidated Financial Statements).

32 of 41

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
SEI and some of our regulated subsidiaries have undergone or been scheduled to undergo a range of periodic or thematic reviews, examinations or investigations by more than eight regulatory authorities around the world, including the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the Financial Conduct Authority of the United Kingdom (FCA), the Central Bank of Ireland and others. In a number of instances, these are the first recurring examinations by these regulatory authorities. These regulatory activities typically result in the identification of matters or practices to be addressed by us or our subsidiaries and, in certain circumstances, the regulatory authorities could require remediation activities or pursue enforcement proceedings against us or our subsidiaries. As described under the caption “Regulatory Considerations” in our Annual Report on Form 10-K, the range of possible sanctions that are available to regulatory authorities include limitations on our ability to engage in business for specified periods of time, the revocation of registration, censures and fines. The direct and indirect costs of responding to these regulatory activities and of complying with new or modified regulations, as well as the potential financial costs and potential reputational impact against us of any enforcement proceedings that might result, is uncertain but could have a material adverse impact on our operating results or financial position. Representatives of the FCA have advised a subsidiary of the Company that they intend to pursue an enforcement action against the subsidiary for alleged violations of the FCA's CASS handbook. An appropriate reserve has been made for this matter in corporate overhead expenses during the quarter ended September 30, 2013.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$240,295	$145,899
Net cash used in investing activities	(49,940)	(34,770)
Net cash used in financing activities	(115,388)	(134,438)
Net increase (decrease) in cash and cash equivalents	74,967	(23,309)
Cash and cash equivalents, beginning of period	452,247	420,986
Cash and cash equivalents, end of period	$527,214	$397,677
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At September 30, 2013, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of October 22, 2013, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $413.7 million.
Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes

33 of 41

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
Cash flows from operations increased $94.4 million in the first nine months of 2013 compared to the first nine months of 2012 due to the increase in net income, the cash payment for the litigation settlement, an additional quarterly partnership distribution payment received from LSV due to a change in the timing of payments and the net change in our working capital accounts. The increase in our net income during the first nine months of 2013 was significantly impacted by the cash payment of $43.4 million received pertaining to a litigation settlement (See Note 14 to the Consolidated Financial Statements).
Cash flows from investing activities decreased $15.2 million in the first nine months of 2013 compared to the first nine months of 2012. Net cash used in investing activities includes:

•
Purchases, sales and maturities of marketable securities. We had cash outflows of $48.7 million for the purchase of marketable securities in the first nine months of 2013 as compared to $22.5 million in the first nine months of 2012. Marketable securities purchased in 2013 consisted of additional GNMA securities to satisfy applicable regulatory requirements of SPTC and investments in short-term U.S. government agency and commercial paper securities by SIDCO. Marketable securities purchased in 2012 consisted of investments for the start-up of new investment products and investments in short-term U.S. government agency and commercial paper securities by SIDCO. We had cash inflows of $36.7 million from marketable securities in the first nine months of 2013 as compared to $37.8 million in the first nine months of 2012. Cash inflows in 2013 and 2012 primarily consisted of maturities and prepayments.

•
The capitalization of costs incurred in developing computer software. We will continue the development of the SEI Wealth Platform through a series of releases to expand the functionality of the Platform. We capitalized $31.0 million of software development costs in the first nine months of 2013 as compared to $25.9 million in the first nine months of 2012. Included in the amount for 2013 is a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for the Platform.

•
Capital expenditures. Our capital expenditures in the first nine months of 2013 were $10.4 million as compared to $21.7 million in the first nine months of 2012. Our expenditures in 2013 and 2012 primarily include purchased software. Our expenditures in 2012 include a purchase of $10.0 million for specific front office client management technology. During the third quarter 2013, we began construction of an additional building at our corporate headquarters. The total cost of the expansion is estimated to be at least $10.6 million and is expected to be completed in the second quarter of 2014.

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

Cash flows from financing activities increased $19.1 million in the first nine months of 2013 compared to the first nine months of 2012. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We spent approximately $144.1 million during the first nine months of 2013 and $111.6 million during the first nine months of 2012 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $54.8 million in proceeds from the issuance of our common stock during the first nine months of 2013 as compared to $30.6 million during the first nine months of 2012. The increase in proceeds is primarily attributable to a higher level of stock option exercises in 2013.

•
Dividend payments. Cash dividends paid were $34.4 million or $0.20 per share in the first nine months of 2013 and $52.6 million or $.30 per share in the first nine months of 2012. The decrease in dividends paid in 2013 was due to the payment date of the December 2012 dividend occurring in the same calendar year as compared to the payment date of the dividend declared in December 2011 which occurred in January 2012.

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for ongoing operations; continued investment in new products and equipment; our common stock repurchase program, expansion of our corporate campus and future dividend payments.

34 of 41

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
SEI is a savings and loan holding company subject to supervision and regulation by the Federal Reserve. SEI is not subject to specific statutory capital requirements. However, SEI is required to maintain capital that is sufficient to support the holding company and its subsidiaries’ business activities, and the risks inherent in those activities. In July 2013, the Federal Reserve issued final rules establishing an integrated regulatory capital framework that addresses shortcomings in regulatory capital requirements that became apparent during the recent financial crisis. The application of the final rules pertaining to SEI is scheduled to occur in 2015. We are currently evaluating the impact on SEI from these rules; however, we do not anticipate the impact from the application of the rules to have a significant impact on the operations or business of SEI.
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

35 of 41

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

36 of 41

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
SEI has been named in six lawsuits filed in Louisiana. Five lawsuits were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, State of Louisiana. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant and, as described below, was certified as a class in December 2012. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action against SEI and SPTC under the Louisiana Securities Act. The class action originally included a claim against SEI and SPTC for an alleged violation of the Louisiana Unfair Trade Practices Act. Two of the other five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy.  In addition, another group of plaintiffs filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension, State of Louisiana, against SEI and SPTC and other defendants asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act and conspiracy. The underlying allegations in all the actions are purportedly related to the role of SPTC in providing back-office services to Stanford Trust Company. The petitions allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank.
Two of the five actions filed in East Baton Rouge were removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas issued an order and judgment that the causes of action alleged against SEI in the two removed actions were preempted by federal law and the court dismissed these cases with prejudice. Plaintiffs appealed this ruling, and on March 19, 2012, a panel of the Court of Appeals for the Fifth Circuit reversed the decision of the United States District Court and remanded the actions for further proceedings. On July 18, 2012, SEI filed a petition for a writ of certiorari in the United States Supreme Court, seeking review of the decision by the United States Court of Appeals in the Fifth Circuit to permit the claims against SEI to proceed. SEI believes that the trial court correctly concluded that the claims against SEI were barred by the federal Securities Litigation Uniform Standards Act and is requesting that the Supreme Court reinstate that dismissal. On January 18, 2013, the Supreme Court granted the petition for a writ of certiorari. On October 7, 2013, the Supreme Court heard oral argument on the appeal.
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
SEI and SPTC filed an answer to the East Baton Rouge class action, plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. The Court in the East Baton Rouge action held a hearing on class certification on September 20, 2012. By oral decision on December 5, 2012 and later entered in a judgment signed on December 17, 2012 that was subsequently amended, the Court in East Baton Rouge certified a class to be composed of persons who purchased any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and

38 of 41

February 13, 2009; persons who renewed any SIB CD in Louisiana between January 1, 2007 and February 13, 2009; or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. On January 30, 2013, SEI and SPTC filed motions for appeal from the judgments that stated SEI's and SPTC's intention to move to stay the litigation. On February 1, 2013, plaintiffs filed a motion for Leave to File First Amended and Restated Class Action Petition in which they ask the Court to allow them to amend the petition in this case to add additional facts that were developed during discovery and adding claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 15, 2013, SEI filed a motion for new trial, or, in the alternative, for reconsideration of the Court's order allowing amendment. On February 22, 2013, SEI filed a motion to stay proceedings in view of the pending Supreme Court case. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by filing an exception. On March 11, 2013, the insurance carrier defendants filed a notice of removal removing the case to the Middle District of Louisiana and on March 18, 2013, the insurance carrier defendants filed answers. On March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On March 19, 2013, plaintiffs filed a motion to remand, a motion for expedited briefing schedule, expedited status conference and expedited consideration of their motion to remand, a motion for leave to file under seal and a motion for order pursuant to 28 U.S.C. 1447(b) requiring removing defendants to supplement federal court record with certified copy of state court record. These motions are now fully briefed. On March 25, 2013, SEI filed a motion that the court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of removal jurisdiction in an April 12, 2013 order that also dismissed without prejudice a motion to dismiss for lack of jurisdiction and improper venue filed on April 9, 2013 by one of the insurers. On April 1, 2013, the Louisiana Office of Financial Institutions (OFI) filed a motion to remand and sever claims, and a response to that motion by the insurers and opposition to that motion by the plaintiffs were filed on April 22, 2013. Along with the briefing in the Middle District of Louisiana, on March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On March 19, 2013, plaintiffs notified the MDL that they had filed a motion to remand and asked the panel to decline to issue a conditional transfer order. On March 29, 2013, the MDL issued a conditional transfer order (CTO). On April 18, 2013, OFI filed a motion to vacate the CTO or, in the alternative, stay any ruling to transfer the matter until after the Middle District of Louisiana ruled on OFI's motion to remand and sever. Plaintiffs filed a motion to vacate the CTO on April 19, 2013. SEI's responses to those motions were filed on May 9, 2013. On June 12, 2013, the MDL Panel issued an order notifying the parties that on July 25, 2013, it would consider, without oral argument, Plaintiffs' and OFI's motions to vacate the CTO. On August 7, 2013, the MDL Panel affirmed the CTO and transferred the matter against SEI to the US District Court for the Northern District of Texas; the MDL Panel also severed the claims against OFI and remanded those claims to the Middle District of Louisiana. On September 11, 2013, defendants filed a motion requesting a status conference with the Court to address the status of all pending motions. On October 4, 2013, Plaintiffs filed a petition for a writ of mandamus asking the United States Court of Appeals for the Fifth Circuit to review the MDL Panel’s transfer Order.
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

39 of 41

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $2.178 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended September 30, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – 31, 2013	225,000	$31.68	225,000	$97,234,000
August 1 – 31, 2013	1,000,000	31.41	1,000,000	65,819,000
September 1 – 30, 2013	661,400	30.35	661,400	45,744,000
Total	1,886,400	31.07	1,886,400

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated October 24, 2013 of SEI Investments Company related to the Company's financial and operating results for the third quarter ended September 30, 2013.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

40 of 41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	October 24, 2013	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

41 of 41