Form 10-K
period 2013-12-31
SEI INVESTMENTS CO
filed 2014-02-27
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $3.8 billion based on the closing price of $28.43 as reported by NASDAQ on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the common stock of the registrant.
The number of shares outstanding of the registrant's common stock, as of the close of business on January 31, 2014:

Common Stock, $.01 par value	169,489,439

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:

1.
The definitive proxy statement relating to the registrant’s 2014 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

SEI Investments Company
Fiscal Year Ended December 31, 2013

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
Item 1. Business.
Overview
SEI (NASDAQ: SEIC) is a leading global provider of investment processing, investment management and investment operations solutions. We help financial institutions, financial advisors, institutional investors, investment managers and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. As of December 31, 2013, through its subsidiaries and partnerships in which the company has a significant interest, SEI manages or administers $559.2 billion in mutual fund and pooled or separately managed assets, including $231.9 billion in assets under management and $327.3 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $76.2 billion of assets which are included as assets under management.
Our wealth management business solutions include:

•
Investment processing outsourcing solutions for providers of institutional and private-client wealth management services, including banks, trust companies, independent wealth advisers and other financial services firms;

•	Investment management solutions for institutional investors, including retirement plan sponsors, not-for-profit organizations and affluent individual investors; and

•	Investment operations outsourcing solutions for investment management firms, banks and investment companies that sponsor and distribute mutual funds, hedge funds and alternative investments.
General Development of the Business
For over 45 years, SEI has been a leading provider of wealth management business solutions for the financial services industry.
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
We began to adapt these solutions, and develop new wealth management solutions, for selected global markets in the 1990s, including: investment advisors, retirement plan sponsors and institutional investors, asset management distribution firms, investment managers and affluent individual investors. Today, we serve approximately 6,850 clients in the United States, Canada, the United Kingdom, continental Europe, South Africa and East Asia.
In each of these markets, we have combined our core competencies - investment processing, investment management and investment operations - to deliver broader and more strategic solutions for clients and markets. Today, we offer a global wealth platform and investment services for private banks and wealth services firms; a complete life and wealth platform for operating an investment advisory business; a comprehensive fiduciary management solution for retirement plan sponsors and institutional investors; a total operational outsourcing solution for investment managers and a complete life and wealth solution for ultra-high-net-worth families.

Strategy
We seek to achieve growth in earnings and shareholder value by strengthening our position as a provider of global wealth management solutions. To achieve this objective, we have implemented these strategies:
Create broader solutions for wealth service firms. Banks, investment managers and financial advisors seek to enter new markets, expand their service offerings, provide a differentiated experience to their clients, improve efficiencies, reduce risks and better manage their businesses. We offer next generation business solutions integrating technology, operating processes and financial products designed to help these institutions better serve their clients and provide opportunities to improve their business success.
Help institutional investors manage retirement plans and operating capital. Retirement plan sponsors, not-for-profit organizations and other institutional investors strive to meet their fiduciary obligations and financial objectives while reducing business risk. We deliver customized investment management solutions, as part of a complete solution offering, that enable investors to make better decisions about their investments and to manage their assets more effectively.
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
Expand globally. Global markets are large and present significant opportunities for growth. We have evolved U.S. business models for the global wealth management marketplace, focusing on the needs of institutional investors, private banks, independent wealth advisers, investment managers, investment advisors and affluent individual investors.
Fundamental Principles
We are guided by these fundamental principles in managing the business and adopting these growth strategies:

•	Achieve growth in revenue and earnings. We seek to grow the business by providing additional services to clients, adding new clients, introducing new products and adapting products for new markets.

•
Forge long-term client relationships. We strive to achieve high levels of customer satisfaction and to forge close and long lasting client relationships. We believe these relationships enable us to market additional services and acquire knowledge and insights that fuel the product development process.

•
Invest in product development. We continually enhance products and services to keep pace with industry developments, regulatory requirements and the emerging needs of markets and clients. We believe ongoing investments in research and development give us a competitive advantage in our markets.

•
Maintain financial strength. We adopt business models that generate recurring revenues and positive cash flows. Predictable cash flows serve as a source of funds for continuing operations, investments in new products, common stock repurchases and dividend payments.

•
Leverage investments across the business. We create scalable, enterprise-wide solutions designed to serve the needs of multiple markets, potentially offering operating efficiencies that can benefit corporate profitability.

•
Create value for shareholders. The objective of achieving long-term sustainable growth in revenues and earnings strongly influences the management of the business. This philosophy guides corporate management practices, strategic planning activities and employee compensation practices.

Products and Services
Investment Processing
Investment processing solutions consist of application and business process outsourcing services, professional services and transaction-based services. Clients include providers of institutional and private client wealth management services, including banks, trust companies, independent wealth advisers and other financial services firms. We also deliver these solutions, combined with our investment management programs, to investment advisors and other financial services firms that provide wealth management services to their advisory clients.
Our investment processing solutions are delivered through two platforms: TRUST 3000® and the SEI Wealth PlatformSM (the SEI Wealth Platform or the Platform). We own, maintain and operate the software applications and information processing facilities for all of our investment processing solutions.

TRUST 3000® is a comprehensive trust and investment accounting system that provides securities processing and investment accounting for all types of domestic and global securities, and support for multiple account types, including personal trust, corporate trust, institutional trust and non-trust investment accounts.
The SEI Wealth Platform provides a unified and scalable platform for operating a wealth management business including investment processing and infrastructure services, plus advanced capabilities to support wealth advisory, asset management, and wealth administration functions. The Platform provides global wealth management capabilities including a 24/7 operating model, global securities processing, and multi-currency accounting and reporting. Built around a client-centric relationship model, the Platform has an open architecture and supports workflow management and straight-through processing. We began delivering the SEI Wealth Platform to private banks and independent wealth advisers in the United Kingdom in 2007. Since then, we have signed 20 independent wealth advisors and other wealth managers in the United Kingdom and signed 9 banks in the United States. We have also converted a small, select group of investment advisors in the United States.
Investment processing revenues are earned as monthly fees for contracted services including software licenses. Information processing and investment operations revenues are earned based upon the type and number of investor accounts serviced or as a percentage of the market value of the clients’ assets processed. These revenues are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations. Professional services revenues are earned from contracted, project-oriented services, including client implementations, and are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations. Transaction-based revenues are earned from trade execution services and are recognized as Transaction-based and trade execution fees on the accompanying Consolidated Statements of Operations.
Investment Management Programs
Investment management programs consist of money market, fixed-income and equity mutual funds, collective investment products, alternative investment portfolios and separately managed accounts. We serve as the sponsor, administrator and investment advisor for many of these products. We distribute these programs through investment advisory firms, including investment advisors and banks, and directly to institutional and individual investors.
We have expanded these investment management programs to include other consultative, operational and technology components, and have created comprehensive solutions tailored to the needs of a specific market. These components may include investment strategies, consulting services, administrative and processing services and technology tools.
Investors in our investment programs typically follow an investment strategy constructed according to our disciplined investment process and invest in a globally diversified portfolio that consists of multiple asset classes and investment styles. Our investment process is based on five principles: asset allocation and appropriate diversification, both of which are important to investment performance; a portfolio design process that identifies the drivers of investment returns for each asset class; manager selection, where we act as a manager-of-managers, selecting style-specific managers from a global network of money managers; a portfolio construction process implemented through selected managers, and properly diversified among asset classes and drivers of investment returns; and risk management processes that monitor portfolios to ensure risk objectives are met.
As of December 31, 2013, SEI managed $155.7 billion in assets including: $121.3 billion invested in fixed-income and equity funds, or through separately managed account programs; $11.9 billion invested in liquidity or money market funds; and $22.5 billion invested in collective trust fund programs. An additional $76.2 billion in assets is managed by our unconsolidated affiliate LSV, a registered investment advisor that specializes in a value equity management style for their clients.
Revenues from investment management programs are primarily earned as a percentage of net assets under management. These revenues are recognized in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations. Our interest in the earnings of LSV is recognized in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
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

Accounting and administration services include account and fund administration, investment portfolio and fund accounting; cash administration and treasury services; trade capture, settlement and reconciliation; trustee and custodial services; legal, audit and tax support; and investor services. Distribution support services may include access to distribution platforms and market and industry analyses to identify specific product distribution opportunities. These solutions are delivered by utilizing a highly integrated, robust and scalable technology platform adapted to fit the specific business needs of our investment manager clients.
As of December 31, 2013, we administered $327.3 billion in client assets for traditional and alternative investment fund products, including mutual funds, hedge funds and private equity funds. Revenues from these products are primarily earned as a percentage of net assets under administration.
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
Private Banks – provides investment processing and investment management programs to banks and trust institutions, independent wealth advisers and financial advisors worldwide;
Investment Advisors – provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States;
Institutional Investors – provides investment management programs and administrative outsourcing solutions to retirement plan sponsors, hospitals and not-for-profit organizations worldwide;
Investment Managers – provides investment operations outsourcing solutions to fund companies, banking institutions and both traditional and non-traditional investment managers worldwide; and
Investments in New Businesses – focuses on providing investment management programs to ultra-high-net-worth families residing in the United States; developing internet-based investment services and advice solutions; entering new markets; and conducting other research and development activities.
The percentage of consolidated revenues generated by each business segment for the last three years was:

	2013	2012	2011
Private Banks	35%	37%	37%
Investment Advisors	21%	20%	20%
Institutional Investors	23%	23%	23%
Investment Managers	20%	19%	19%
Investments in New Businesses	1%	1%	1%
	100%	100%	100%
Private Banks
The Private Banks segment delivers a comprehensive outsourcing solution integrating investment processing services, investment management and distribution programs, and business expertise to banks and trust institutions, independent wealth advisers and financial advisors worldwide.
TRUST 3000® application-solution clients outsource investment processing technology software and computer processing, but retain responsibility for investment operations, client administration and investment management. These clients operate our TRUST 3000® application remotely while fully supported by our data center using dedicated telecommunications networks. TRUST 3000® business-solution clients outsource their entire investment operation including back-office processing functions. The business-solution includes investment processing services as well as custody and safekeeping of certain assets, income collection, securities settlement and other related trust activities.
New TRUST 3000® clients undergo a business transformation and implementation process which can take a few months for smaller institutions and up to 15 months or more for larger institutions. We earn one-time implementation and professional services fees for business transformation services. We begin to earn processing revenues when the client completes the transformation process and commences operation.

Client contracts for investment processing solutions offered through TRUST 3000® have initial terms that are generally three to seven years in length. At December 31, 2013, we had significant relationships with 108 bank and trust institutions in the United States. Our principal competitors for this business are: Fidelity National Information Services, Inc., SunGard Data Systems Inc., State Street Corporation, Fi-Tek LLC, Charles Schwab & Co., Inc. and Fidelity Investments. Many large financial institutions develop, operate and maintain proprietary investment and trust accounting systems. We consider these “in-house” solutions to be a form of competition.
New SEI Wealth Platform clients also undergo a business transformation process that includes either a conversion of existing client assets, or a business transition process which funds new client assets onto the Platform as the client grows their business with a contractual minimum fee in place. We begin to earn processing revenues when the client completes the transformation process and commences operation.
Client contracts for investment processing solutions offered through the Platform have initial terms that are generally five to seven years in length. At December 31, 2013, we had significant relationships with 29 banks, independent wealth advisers and other wealth managers located in the United Kingdom and the United States. Our principal competitors for this business, in addition to those named above, are: Pershing LLC, FNZ UK Ltd., Temenos Group AG, Avaloq, TD Direct Investing (Europe) Ltd. and smaller technology firms. We also consider “in-house” solutions to be a form of competition.
This segment also offers investment management programs for banks and distribution partners worldwide. At December 31, 2013, we had approximately 320 investment distribution clients. We also had single-product relationships with approximately 85 additional banks and trust institutions. The principal competitors for this business are: Federated Investors, Inc., Russell Investment Group, Fidelity Investments, Franklin Templeton Investments, discretionary portfolio managers and various multi-manager investment programs offered by other firms. We also consider “in-house” internal asset management capabilities to be a form of competition.
Investment Advisors
The Investment Advisors segment offers wealth management solutions throughout the United States to registered investment advisors, financial planners and life insurance agents, many of whom are registered with independent broker-dealers. These wealth management solutions include our investment management programs and back-office investment processing outsourcing services and are usually offered on a bundled basis. We also help advisors manage and grow their businesses by giving them access to our marketing support programs, business assessment assistance and recommended management practices. Our solutions aim to help investment advisors reduce risk, improve quality and gain operational efficiency to devote more of their resources to servicing their clients and acquiring new clients.
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
We continually enhance our offering to meet the emerging needs of our advisors and their end clients. For example, we have converted a small group of advisors onto the SEI Wealth Platform. Our testing with these clients will continue through 2014. We anticipate the enhanced service offerings enabled through the Platform will provide a more diverse range of front-office and back-office investment processing outsourcing services and investment management solutions. On the investment side, we launched our first ETF offering in 2013 and added six new mandates to our Separately Managed Accounts Program.
We estimate we have business relationships with over 5,700 financial advisors at December 31, 2013. Our definition of a client for this segment includes financial advisors who have exceeded a minimal level of customer assets invested in our investment products. With the growth of our business, the minimal level of customer assets which defines a "business relationship" is adjusted from time to time. Our business is primarily based on approximately 1,300 investment advisors who, at December 31, 2013, had at least $5.0 million each in customer assets invested in our mutual funds and separately managed accounts. Revenues are earned largely as a percentage of average assets under management.
The principal competition for our investment management products is from other money managers, other turnkey asset management providers, mutual fund companies, custody service providers and the proprietary investment management programs of broker dealers. In the advisor distributor channel, the principal competitors include AssetMark Investment Services Inc., Brinker Capital, EnvestNet Asset Management, Inc., Fidelity Investments, Lockwood Advisors, Inc., a subsidiary of The Bank of New York Mellon, Charles Schwab & Co., Inc., and other broker-dealers. As we introduce the Platform, we expect to more directly compete with custody service providers.

Institutional Investors
The Institutional Investors segment offers fiduciary management solutions for retirement plan sponsors, healthcare systems and not-for-profit organizations globally. Clients can outsource their investment management needs through an open architecture platform supported with administrative services for defined benefit plans, defined contribution plans, endowments, foundations and balance sheet assets.
The fiduciary management program provides an investment strategy customized to the client’s financial status and goals, while integrating a multimanager investment process, plan administration services and consulting services. Plan administration services include trustee, custodial, benefit payment services, record-keeping services and donor administration. Consulting services include asset liability modeling, and the customization of an asset allocation plan that is designed to meet long-term objectives.
By outsourcing retirement plan services, we believe clients benefit from an investment approach built around a strategy designed to meet the client's long-term business and plan objectives and a process that alleviates the responsibility of manager selection, ongoing monitoring and termination. This approach is designed to reduce business risk, provide ongoing due diligence and increase operational efficiency. Nonprofit organizations can manage volatility through more diversified portfolios and focus more resources on achieving their overall mission. Healthcare organizations benefit from customized asset allocations that help provide improved balance sheet protection and overall financial risk management.
Fees are primarily earned as a percentage of average assets under management. At December 31, 2013, we had relationships with approximately 470 investment management clients. The principal competitors for this segment are Mercer, Aon Hewitt, Towers Watson, Russell Investments, Northern Trust Company and other investment consultants.
Investment Managers
The Investment Manager segment supplies investment organizations of all types with the advanced operating infrastructure they need to be competitive while navigating a host of business and regulatory challenges. Our comprehensive global operations platform provides asset managers with customized and integrated capabilities in the areas of fund administration, fund accounting, data and information management, risk management and compliance support.
We work with a diverse and sophisticated group of traditional, alternative and sovereign wealth managers, including close to one-third of the top 100 managers worldwide. Clients choose our full-service offering because of its flexibility, speed and ability to support their diverse business needs across multiple product types and structures, investment strategies and asset classes. Our investment manager clients offer a variety of packaging types, including hedge funds, private equity funds, mutual funds, separate accounts, ETFs, UCITS, unit trusts and closed end funds. For clients who desire to manage assets within a collective investment trust, we offer trustee and investment management services in addition to the administration services described above. Because our operational platform enables managers to view their business in such a comprehensive and integrated way, it gives them more control over their business risks and results.
Over the past few years, investors have faced multiple market crises and rising volatility. Investment managers have responded with a range of innovative products designed to better manage volatility and downside risk, and offer alternatives to the pure long-only investing strategy historically used in traditional markets. The clear line that had once separated traditional and alternative investment products continues to blur as traditional managers utilize tools historically used by alternative managers, while alternative managers increasingly are launching registered products and taking advantage of broader, and different, distribution channels. Additionally, as competitiveness will increasingly be based on capabilities other than just investment expertise, we have offered managers solutions that help them gain scale and efficiency, run their businesses more intelligently, and be more responsive to investor needs. We also continually enhance our solutions to anticipate and adapt to economic, regulatory and industry changes.
Contracts for our investment operations outsourcing services generally have terms ranging from three to five years. Fees are primarily earned as a percentage of average assets under management and administration. A portion of the revenues for this segment are earned as account servicing fees. At December 31, 2013, we had relationships with approximately 225 investment management companies and alternative investment managers. Our competitors vary according to the asset class or solution provided and include large global custodian banks such as State Street, BNY Mellon and Northern Trust as well as smaller more specialized firms.
Investments in New Businesses
The Investments in New Businesses segment represents other business ventures or research and development activities intended to expand our solutions to new or existing markets including ultra-high-net-worth families who reside in the United States. This segment includes the costs associated with business development in the Middle East through our Dubai office and the development of new internet-based investment services and mobile technologies. The family wealth management solution offers flexible family-office type services through a highly personalized solution while utilizing the Manager-of-Managers investment process.
The principal competitors for the family wealth solution are diversified financial services providers focused on the ultra-high-net-worth market.
Research and Development
We are devoting significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms and new investment products and services. We spent approximately $91.8 million in 2013, $79.6 million in 2012, and $118.6 million in 2011, of which we capitalized approximately $30.7 million in 2013, $31.0 million in 2012 and $41.0 million in 2011 relating to the development of new technology platforms. The amount of research and development expenditures capitalized in 2013 is exclusive of a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for the SEI Wealth Platform. Total research and development expenditures as a percentage of revenues were 8.2 percent in 2013, 8.0 percent in 2012 and 12.8 percent in 2011. In 2012, we redefined our definition of research and development expenditures to only include development costs pertaining to new products and services in which an approved delivery plan for one of our existing target markets has been implemented and no longer include expenditures for investments or research activities related to the analysis of products and services for potential target markets. Our research and development expenditures are included in Compensation, benefits and other personnel and Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.
The majority of our research and development spending is related to building the SEI Wealth Platform, which combines business service processing with asset management and distribution services. The Platform offers to our customers a client-centric, rather than an account-centric, process with model-based portfolio management services through a single platform. The Platform utilizes our proprietary applications with those built by third-party providers and integrates them into a single technology solution, providing a common user experience. This integration supports straight-through business processing and enables the transformation of our clients’ trust services from operational investment processing services to client value-added services.
The solution will serve markets in the United States, United Kingdom, Canada and continental European markets. The Platform provides the technology infrastructure for the business solutions now being marketed to private banks and independent wealth adviser organizations in the United States and the United Kingdom. We believe the demand for the advanced capabilities of the Platform will enable us to significantly extend, expand and improve the services we offer in the Investment Advisors segment.
The Platform will eventually be used at some level by most of our business segments representing a significant upgrade to our infrastructure. The Platform will enable SEI and our clients to manage the entire lifecycle of wealth services through a single solution. The workflow automation, firm’s business rules and straight through processing to the street will dramatically change the client experience, help firms manage risk and allow for total transparency.
Marketing and Sales
Our business solutions are directly marketed to potential clients in our target markets. We employ approximately 105 sales representatives who operate from offices located throughout the United States, Canada, the United Kingdom, continental Europe, South Africa, Asia and other locations.
Customers
In 2013, no single customer accounted for more than ten percent of revenues in any business segment.
Personnel
At January 31, 2014, we had 2,682 full-time and 67 part-time employees. Employee unions do not represent any of our employees. Management considers employee relations to be generally good.
Regulatory Considerations
Our principal, regulated wholly-owned subsidiaries are SEI Investments Distribution Co., or SIDCO, SEI Investments Management Corporation, or SIMC, SEI Private Trust Company, or SPTC, SEI Trust Company, or STC, and SEI Investments (Europe) Limited, or SIEL. SIDCO is a broker-dealer registered with the SEC under the Securities and Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, Inc. (FINRA). SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940 and with the Commodity Futures Trading Commission (CFTC) under the Commodity Futures Exchange Act. SPTC is a limited purpose federal thrift chartered and regulated by the Office of the

Comptroller of the Currency. STC is a Pennsylvania trust company, regulated by the Pennsylvania Department of Banking and Securities. SIEL is an investment manager and financial institution subject to regulation by the Financial Conduct Authority of the United Kingdom. In addition, various SEI subsidiaries are subject to the jurisdiction of regulatory authorities in Canada, the Republic of Ireland and other foreign countries. The Company has a minority ownership interest in LSV, which is also an investment advisor registered with the SEC. During 2013, we applied to deregister the Company as a savings and loan holding company and the Board of Governors of the Federal Reserve System approved the application in November 2013.
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
Governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to our regulated subsidiaries and their activities, services and solutions, our business practices, our past actions and other matters has increased dramatically in the past several years. Responding to these examinations, investigations, actions and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of our senior management from our business. Penalties and fines sought by regulatory authorities have increased substantially over the last several years, and certain regulators have been more likely in recent years to commence enforcement actions or to advance or support legislation targeted at the financial services industry. We continue to be subject to inquiries from examinations and investigations by supervisory and enforcement divisions of regulatory authorities and expect this to continue in 2014. We believe this is also the case with many of our regulated clients. Governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation, our relationship with clients and prospective clients, and on the morale and performance of our employees, which could adversely affect our businesses and results of operations.
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
We are exposed to product development risk. We continually strive to increase revenues and meet our customers' needs by introducing new products and services. As a result, we are subject to product development risk, which may result in loss if we are unable to develop and deliver fully functional products to our target markets that address our clients' needs and that are developed on a timely basis and reflect an attractive value proposition. The majority of our product development risk pertains to the SEI Wealth Platform, our newest technology that serves U.K., European and U.S. clients. It is designed to drive our entry into global private bank and wealth services markets and expand our U.S. market opportunity, improve client experience capabilities and strengthen operating efficiencies by providing straight through business processing solutions and transform the front, middle and back office operations that exist today. New product development is primarily for the purpose of enhancing our competitive position in the industry. In the event that we fail to develop products or services at an acceptable cost or on a timely basis or if we fail to deliver functional products and services which are of sound, economic value to our clients and our target markets, or an inability to support the product in a cost-effective and compliant manner, we may recognize significant financial losses from the acceleration of amortization expense or impairment charges related to the product.
We are dependent upon third-party service providers in our operations. We utilize numerous third-party service providers located in the United States, the United Kingdom and other offshore locations in our operations, in the development of new products, and in the maintenance of our proprietary systems. A failure by a third-party service provider could expose us to an inability to provide contractual services to our clients in a timely basis. Additionally, if a third-party service provider is unable to provide these services, we may incur significant costs to either internalize some of these services or find a suitable alternative.
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
Poor investment performance may affect our revenues and earnings. Our ability to maintain our existing clients and attract new clients may be negatively affected if the performance of our mutual funds and other investment products, relative to market conditions and other comparable competitive investment products, is lower. Investors may decide to place their investable funds elsewhere which would reduce the amount of assets we manage resulting in a decrease in our revenues and earnings.
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
Our Company and our clients are subject to extensive governmental regulation. Our various business activities are conducted through entities which may be registered with or regulated by the SEC and CFTC as an investment advisor, a broker-dealer, a transfer agent, or an investment company, and with federal or state banking authorities as a trust company. Our broker-dealer is also a member of the Financial Industry Regulatory Authority and is subject to its rules and oversight. In addition, some of our foreign subsidiaries are registered with, and subject to the oversight of, regulatory authorities primarily in the United Kingdom, the Republic of Ireland and Canada. Many of our clients are subject to substantial regulation by federal and state banking, securities or insurance authorities or the Department of Labor. Compliance with existing and future regulations, responding to and complying with recent regulatory activity affecting broker-dealers, investment advisors, investment companies and their service providers and financial institutions, and examination or other supervisory activities of our regulators or of the regulators of our clients, could have a significant impact on our operations or business or our ability to provide certain products or services.
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
We are subject to litigation and regulatory examinations and investigations. The financial services industry faces substantial regulatory risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry; the increased regulatory oversight of the financial services industry generally; new laws and regulations affecting the financial services industry and ever-changing regulatory interpretations of existing laws and regulations, have made this an increasingly challenging and costly regulatory environment in which to operate. These examinations or investigations could result in the identification of matters that may require remediation activities or enforcement proceedings by the regulator. The direct and indirect costs of responding to these examinations, or of defending ourselves in any litigation could be significant. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties. The outcome of litigation or regulatory action is inherently difficult to predict and could have an adverse affect on our ability to offer some of our products and services.
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
We are exposed to systems and technology risks. Through our proprietary systems, we maintain and process data for our clients that is critical to their business operations. An unanticipated interruption of service may have significant ramifications, such as lost data, damaged software codes, or inaccurate processing of transactions. As a result, the costs necessary to rectify these problems may be substantial. Our continued success also depends in part on our ability to protect our proprietary technology and solutions and to defend against infringement claims of others. We primarily rely upon trade secret law, software security measures, copyrights and confidentiality restrictions in contracts with employees, vendors and customers. Our industry is characterized by the existence of a large number of trade secrets, copyrights and the rapid issuance of patents, as well as frequent litigation based on allegations of infringement or other violations of intellectual property rights of others. A successful assertion by others of infringement claims or a failure to maintain the confidentiality and exclusivity of our intellectual property may have a material adverse effect on our business and financial results.
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
Changes in interest rates may affect the value of our fixed-income investment securities. We own Government National Mortgage Association (GNMA) mortgage-backed pass-through certificates for the sole purpose of satisfying specific regulatory requirements imposed on our wholly-owned limited purpose federal thrift subsidiary, SPTC. The valuations of these securities are impacted by fluctuations in interest rates. Interest rates during the past several years have remained relatively low. The effect of rising interest may negatively impact the value of these securities and thereby negatively affect our financial position and earnings.
We rely on our executive officers and senior management. Most of our executive officers and senior management personnel do not have employment agreements with us. The loss of these individuals may have a material adverse affect on our future operations.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters is located in Oaks, Pennsylvania and consists of nine buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompass approximately 486,000 square feet of office space and 34,000 square feet of data center space. During the third quarter 2013, we began construction of an additional building at our corporate headquarters which will provide approximately 37,000 square feet of additional office space and is expected to be completed in the second quarter of 2014. We lease other offices which aggregate 65,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.
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
Two of the five actions filed in East Baton Rouge were removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas issued an order and judgment that the causes of action alleged against SEI in the two removed actions were preempted by federal law and the court dismissed these cases with prejudice. Plaintiffs appealed this ruling, and on March 19, 2012, a panel of the Court of Appeals for the Fifth Circuit reversed the decision of the United States District Court and remanded the actions for further proceedings. On July 18, 2012, SEI filed a petition for a writ of certiorari in the United States Supreme Court, seeking review of the decision by the United States Court of Appeals in the Fifth Circuit to permit the claims against SEI to proceed. SEI believes that the trial court correctly concluded that the claims against SEI were barred by the federal Securities Litigation Uniform Standards Act and is requesting that the Supreme Court reinstate that dismissal. On January 18, 2013, the Supreme Court granted the petition for a writ of certiorari. On October 7, 2013, the Supreme Court heard oral argument on the appeal and on February 26, 2014 the Supreme Court affirmed the judgment of the Court of Appeals.
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
SEI and SPTC filed an answer to the East Baton Rouge class action, plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. The Court in the East Baton Rouge action held a hearing on class certification on September 20, 2012. By oral decision on December 5, 2012 and later entered in a judgment signed on December 17, 2012 that was subsequently amended, the Court in East Baton Rouge certified a class to be composed of persons who purchased any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009; persons who renewed any SIB CD in Louisiana between January 1, 2007 and February 13, 2009; or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. On January 30, 2013, SEI and SPTC filed motions for appeal from the judgments that stated SEI's and SPTC's intention to move to stay the litigation. On February 1, 2013, plaintiffs filed a motion for Leave to File First Amended and Restated Class Action Petition in which they ask the Court to allow them to amend the petition in this case to add additional facts that were developed during discovery and adding claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 15, 2013, SEI filed a motion for new trial, or, in the alternative, for reconsideration of the Court's order allowing amendment. On February 22, 2013, SEI filed a motion to stay proceedings in view of the pending Supreme Court case. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by filing an exception. On March 11, 2013, the insurance carrier defendants filed a notice of removal removing the case to the Middle District of Louisiana and on March 18, 2013, the insurance carrier defendants filed answers. On March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On March 19, 2013, plaintiffs filed a motion to remand, a motion for expedited briefing schedule, expedited status conference and expedited consideration of their motion to remand, a motion for leave to file under seal and a motion for order pursuant to 28 U.S.C. 1447(b) requiring removing defendants to supplement federal court record with certified copy of state court record. These motions are now fully briefed. On March 25, 2013, SEI filed a motion that the court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of removal jurisdiction in an April 12, 2013 order that also dismissed without prejudice a motion to dismiss for lack of jurisdiction and improper venue filed on April 9, 2013 by one of the insurers. On April 1, 2013, the Louisiana Office of Financial Institutions (OFI) filed a motion to remand and sever claims, and a response to that motion by the insurers and opposition to that motion by the plaintiffs were filed on April 22, 2013. Along with the briefing in the Middle District of Louisiana, on March 13, 2013, SEI notified the MDL of this case as a potential tag-along action. On March 19, 2013, plaintiffs notified the MDL that they had filed a motion to remand and asked the panel to decline to issue a conditional transfer order. On March 29, 2013, the MDL issued a conditional transfer order (CTO). On April 18, 2013, OFI filed a motion to vacate the CTO or, in the alternative, stay any ruling to transfer the matter until after the Middle District of Louisiana ruled on OFI's motion to remand and sever. Plaintiffs filed a motion to vacate the CTO on April 19, 2013. SEI's responses to those motions were filed on May 9, 2013. On June 12, 2013, the MDL Panel issued an order notifying the parties that on July 25, 2013, it would consider, without oral argument, Plaintiffs' and OFI's motions to vacate the CTO. On August 7, 2013, the MDL Panel affirmed the CTO and transferred the matter against SEI to the United States District Court for the Northern District of Texas; the MDL Panel also severed the claims against OFI and remanded those claims to the Middle District of Louisiana. On September 11, 2013, defendants filed a motion requesting a status conference with the Court to address the status of all pending motions. On October 4, 2013, Plaintiffs filed a petition for a writ of mandamus asking the United States Court of Appeals for the Fifth Circuit to review the MDL Panel’s transfer Order and on February 14, 2014, the Court denied the petition.
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
A lawsuit entitled Steven Curd and Rebel Curd v. SEI Investments Management Corporation was filed against SIMC in the United States District Court for the Eastern District of Pennsylvania on December 11, 2013. The plaintiffs bring the case as a shareholder derivative action against SIMC on behalf of certain SEI funds. The claims are based on Section 36(b) of the Investment Company Act of 1940, as amended, which allows shareholders of a mutual fund to sue the investment adviser of the fund for an alleged breach of fiduciary duty with respect to compensation received by the adviser. The plaintiffs have brought the suit against SIMC with respect to five specific SEI Funds: the High Yield Bond, Tax-Managed Large Cap, and Tax-Managed Small/Mid Cap Funds, each of which is a series of the SEI Institutional Managed Trust, the Intermediate Term Municipal Fund, which is a series of the SEI Tax Exempt Trust, and the International Equity Fund, which is a series of the SEI Institutional International Trust. The plaintiffs seek: (1) damages for the funds in the amount of the alleged “excessive” fees earned by SIMC beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees; (2) orders declaring that SIMC allegedly violated Section 36(b) and enjoining SIMC from further alleged violations; and (3) rescission of the advisory contracts between SIMC and the funds, and restitution of all allegedly excessive fees paid beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees. On February 24, 2014, SIMC filed a motion to dismiss the complaint in this lawsuit. While the outcome of this litigation is uncertain given its early phase, SIMC believes that it has valid defenses to plaintiffs' claims and intends to defend the lawsuit vigorously and SIMC is not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.
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

2013	High	Low	Dividends
First Quarter	$29.22	$23.80	$—
Second Quarter	31.29	27.08	0.20
Third Quarter	32.64	27.84	—
Fourth Quarter	34.97	30.19	0.22

2012	High	Low	Dividends
First Quarter	$21.58	$17.00	$—
Second Quarter	21.24	17.03	0.15
Third Quarter	22.84	19.31	—
Fourth Quarter	23.51	20.79	0.48
According to the records of our transfer agent, there were 352 holders of record of our common stock on January 31, 2014. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
For information on our equity compensation plans, refer to Note 8 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.
ASSUMES $100 INVESTED ON JANUARY 1, 2009 & DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31,

Issuer Purchases of Equity Securities:
Our Board of Directors has authorized the repurchase of up to $2.278 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program (See Note 8 to the Consolidated Financial Statements).
Information regarding the repurchase of common stock during the three months ended December 31, 2013 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – 31, 2013	150,000	$33.52	150,000	$40,715,000
November 1 – 30, 2013	830,400	33.64	830,400	12,784,000
December 1 – 31, 2013	930,000	34.10	930,000	81,070,000
Total	1,910,400	$33.85	1,910,400
Item 6. Selected Financial Data.
(In thousands, except per-share data)
This table presents selected consolidated financial information for the five-year period ended December 31, 2013. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Year Ended December 31,	2013	2012	2011	2010 (A)	2009
Revenues	$1,126,132	$992,522	$929,727	$900,835	$1,060,548
Total expenses	877,723	780,956	725,662	683,302	696,841
Income from operations	248,409	211,566	204,065	217,533	363,707
Other income (expense)	186,989	117,930	114,422	152,248	(1,389)
Income before income taxes	435,398	329,496	318,487	369,781	362,318
Income taxes	146,924	121,462	111,837	136,461	89,886
Net income	288,474	208,034	206,650	233,320	272,432
Less: Net income attributable to the noncontrolling interest	(350)	(1,186)	(1,691)	(1,633)	(98,097)
Net income attributable to SEI Investments	288,124	206,848	204,959	231,687	174,335
Basic earnings per common share	$1.68	$1.19	$1.12	$1.23	$0.91
Shares used to calculate basic earnings per common share	171,561	174,295	182,547	188,468	190,821
Diluted earnings per common share	$1.64	$1.18	$1.11	$1.22	$0.91
Shares used to calculate diluted earnings per common share	175,718	175,872	184,127	190,321	191,783
Cash dividends declared per common share	$0.42	$0.63	$0.27	$0.20	$0.17
Financial Position as of December 31,
Cash and cash equivalents	$578,273	$452,247	$420,986	$496,292	$590,877
Total assets	1,439,169	1,309,824	1,294,559	1,377,223	1,533,808
Long-term debt (including current portion)	—	—	—	95,000	253,552
SEI Investments Shareholders’ equity	1,156,002	1,038,180	1,025,316	1,041,570	909,723
(A) Beginning in 2010, we discontinued consolidating the accounts and operations of LSV and LSV Employee Group in our financial statements (See Note 2 to the Consolidated Financial Statements for information regarding LSV and LSV Employee Group).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per-share data)
This discussion reviews and analyzes the consolidated financial condition at December 31, 2013 and 2012, the consolidated results of operations for the years ended December 31, 2013, 2012 and 2011, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this Annual Report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
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
Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of December 31, 2013, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $559.2 billion in mutual fund and pooled or separately managed assets, including $231.9 billion in assets under management and $327.3 billion in client assets under administration.
Our Condensed Consolidated Statements of Operations for the years ended 2013, 2012 and 2011 were:

Year Ended December 31,	2013	2012	Percent Change	2011	Percent Change
Revenues	$1,126,132	$992,522	13%	$929,727	7%
Expenses	877,723	780,956	12%	725,662	8%
Income from operations	248,409	211,566	17%	204,065	4%
Net gain from investments	659	14,067	(95)%	3,360	NM
Interest income, net of interest expense	2,713	5,192	(48)%	5,244	(1)%
Equity in earnings of unconsolidated affiliates	118,076	98,671	20%	105,818	(7)%
Gain on sale of subsidiary	22,112	—	NM	—	—%
Other income	43,429	—	NM	—	—%
Income before income taxes	435,398	329,496	32%	318,487	3%
Income taxes	146,924	121,462	21%	111,837	9%
Net income	288,474	208,034	39%	206,650	1%
Less: Net income attributable to the noncontrolling interest	(350)	(1,186)	(70)%	(1,691)	(30)%
Net income attributable to SEI Investments Company	$288,124	$206,848	39%	$204,959	1%
Diluted earnings per common share	$1.64	$1.18	39%	$1.11	6%

Significant Items Impacting Our Financial Results in 2013
Revenues increased $133.6 million, or 13 percent, to $1.1 billion in 2013 compared to 2012. Net income attributable to SEI increased $81.3 million, or 39 percent, to $288.1 million and diluted earnings per share increased to $1.64 per share in 2013 compared to $1.18 per share in 2012. We believe the following items were significant to our business results during 2013:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from positive cash flows from new and existing clients and market appreciation. Our average assets under management, excluding LSV, increased $14.9 billion, or 11 percent, to $145.4 billion during 2013 as compared to $130.5 billion during 2012.

•
Sales of new business in our Institutional Investors and Investment Managers business segments as well as positive cash receipts from new and existing advisor relationships in our Investment Advisors business segment contributed to the increase in our revenues and profits.

•
Revenue growth was also driven by increased Information processing and software servicing fees in our Private Banks segment. The increase was primarily attributable to new business and increased fees earned from our mutual fund trading solution.

•
We recorded income of $43.4 million, or $0.16 diluted earnings per share, from a cash settlement payment received during the second quarter pertaining to litigation related to the purchase of securities of Cheyne Finance LLC, a structured investment vehicle (SIV) security (See Note 16 to the Consolidated Financial Statements for more information).

•
Our proportionate share in the earnings of LSV was $119.0 million in 2013 as compared to $100.0 million in 2012, an increase of 19 percent. The increase in our earnings was primarily driven by the increase in assets under management of LSV from existing clients due to market appreciation and an increase in performance fees earned by LSV. Our earnings from LSV; however, were negatively impacted by the decrease in our ownership interest from approximately 39.8 percent to approximately 39.3 percent during the second quarter. The reduction in our ownership interest is described in greater detail under the caption "Equity in earnings of unconsolidated affiliates" later in this discussion.

•
Our sale of SEI Asset Korea (SEI AK) was completed during the first quarter resulting in a gain of $22.1 million, or $0.08 diluted earnings per share. The gain from the sale is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations. The operating results of SEI AK were included in the Private Banks business segment (See Note 15 to the Consolidated Financial Statements for more information).

•
The direct costs associated with our investment management programs increased in our Private Banks and Institutional Investors segments. These costs primarily relate to fees charged by investment advisory firms and are included in Sub-advisory, distribution and other asset management costs on the accompanying Consolidated Statements of Operations.

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

•
Stock-based compensation expense increased by $22.1 million during 2013 as compared 2012 due mainly to a change in our estimate of the timing of when stock option vesting targets will be achieved. The change in our estimate resulted from the positive earnings impacts from the previously mentioned cash payment for the litigation settlement and the sale of SEI AK during 2013 (See the caption "Stock-Based Compensation" later in this discussion for more information).

•
We capitalized $39.5 million in 2013 for significant enhancements and new functionality for the SEI Wealth Platform as compared to $31.0 million in 2012. Included in the amount for 2013 is a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for the Platform. Amortization expense related to capitalized software increased to $34.4 million during 2013 as compared to $32.6 million during 2012 primarily due to continued releases of the Platform. Amortization expense during 2012 includes $2.7 million of expense related to the remaining net book value of a component of the Platform that was discontinued.

•	Corporate overhead costs increased due to increased stock-based compensation, increased personnel costs and higher costs related to regulatory and compliance matters.

•
Our effective tax rates were 33.7 percent in 2013 and 36.9 percent in 2012. The 2013 tax rate was benefited by the changes to the Pennsylvania Tax Law primarily relating to the method of apportioning income to Pennsylvania. These changes have dramatically reduced the deferred tax liability which had accumulated during prior years. Our 2013 tax rate was also benefited by the reinstatement of the research and development tax credit. The 2012 tax rate included the U.S. deferred taxes on the undistributed earnings of SEI AK (See the caption "Income Taxes" later in this discussion for more information).

•	We continued our stock repurchase program and purchased approximately 6,789,000 shares at an average price of $30.92 per share for a total cost of $209.9 million.

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

•
Our operating expenses related to servicing new and existing clients implemented on the Platform increased during 2012 as we continue to build out the operational infrastructure. These increased operational costs, mainly related to personnel and third party service providers, primarily impacted the Private Banks business segment. The increased operational costs are primarily included in Compensation, benefits and other personnel on the accompanying Consolidated Statements of Operations.

•
Our consulting costs incurred for the development of the Platform, excluding amounts capitalized, have declined during 2012 as compared to 2011. These consulting costs, which are expensed as incurred, are included in Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.

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

•
Sales events, net of client losses, were significantly higher during 2012. These sales events resulted in an increase in sales compensation expense of $12.8 million when compared 2011. Also, incentive compensation expense increased in 2012 as compared to 2011.

•
Amortization expense related to capitalized software increased to $32.6 million during 2012 as compared to $26.2 million during 2011 primarily due to continued releases of the Platform. Additionally, we decided to discontinue the use of specific functionality within the platform and incurred $2.7 million of amortization expense related to the remaining net book value of the component during 2012. This expense was recognized in our Private Banks business segment.

•
We recognized gains of $13.2 million in 2012 and $3.4 million in 2011 from SIV securities. In November 2012, we sold our remaining SIV security, the senior notes issued by Gryphon, and recognized a gain of $5.3 million from the sale. We no longer own any SIV securities at December 31, 2012 (See Notes 5 and 6 to the Consolidated Financial Statements).

•
Our effective tax rates were 36.9 percent in 2012 and 35.2 percent in 2011. The increase in our tax rate was due to the accrual of taxes on the cumulative undistributed earnings of SEI AK as well as the impact of the Domestic Production Activities Deduction which benefited our tax rate in 2011.

•
We continued our stock repurchase program and purchased approximately 7,528,000 shares at an average price of $20.62 per share for a total cost of $155.3 million. Our stock repurchases during 2012 significantly contributed to our growth in earnings per share.

Product Development - SEI Wealth Platform
Much of our product development efforts have been focused on building and delivering the SEI Wealth Platform. The Platform is a business solution heavily supported by technology to drive our entry into the European private bank market, improve client experience capabilities, and strengthen operating efficiencies. The Platform combines internally built functionality and third party applications and integrates them into a single solution with a single user experience. The goal is to provide straight through business processing and transform the middle and back office operations that exist today. The capabilities of the Platform will expand our service offerings to include large financial institutions, investment advisors, insurance companies, brokerage houses, and other similar institutions. In addition, the capabilities of the Platform provide us the opportunity to enter into new global markets.
The initial version of the Platform was offered in July 2007 in the United Kingdom. Since then, we have signed 20 independent wealth advisors and other wealth managers in the United Kingdom and signed 9 banks in the United States. We have also converted a small, select group of investment advisors in the United States. While these are encouraging signs of progress, we acknowledge the Platform is still in the early stage of deployment. We will continue to focus our development efforts on enhancing the functionality of the Platform and building the operational infrastructure for a wider deployment of the Platform to financial institutions and investment advisors in the United States. The aggregate cost attributable to the Platform, including amortization expense, may increase in 2014.
An area of continued focus is improving the operational efficiency of the Platform that would promote scale more quickly. Our operational costs consist mainly of third-party vendor costs and SEI personnel. We are investing in the operational infrastructure that will attempt to provide a sustainable operating model that minimizes cost as revenues increase. However, if we are unable to price our services correctly and to provide an attractive value proposition for our prospective clients, the incremental rate of revenue and profits may be hampered.
As we progress through these different stages of deployment of the Platform to a broader market, we expect to encounter numerous challenges; however, in our opinion, the Platform promises to provide a significant opportunity to expand our services into new markets that will increase revenues and profits in the long-term. Until we attain a level of revenues that technological and operational scale can be achieved, we expect continued pressure on our operating margins in the Private Banks business segment and an increased level of pressure on our operating margins in the Investment Advisors business segment.
Sensitivity of our revenues and earnings to capital market fluctuations
The majority of our revenues are based on the value of assets invested in investment products that we manage or administer which are affected by changes in the capital markets. The prevailing capital market conditions during 2013 had a net positive impact on our asset-based investment management fees thereby increasing our base revenues. Conversely, prolonged future downturns in the general capital markets could have adverse affects on our revenues and earnings derived from assets under management and administration.

Ending Asset Balances
This table presents ending asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Ending Asset Balances
(In millions)	As of December 31,
			Percent Change		Percent Change
	2013	2012		2011
Private Banks:
Equity and fixed income programs (a)	$15,472	$18,862	(18)%	$16,435	15%
Collective trust fund programs	14	11	27%	450	(98)%
Liquidity funds	5,685	6,008	(5)%	5,553	8%
Total assets under management	$21,171	$24,881	(15)%	$22,438	11%
Client proprietary assets under administration	15,272	12,178	25%	10,355	18%
Total assets	$36,443	$37,059	(2)%	$32,793	13%
Investment Advisors:
Equity and fixed income programs	$38,574	$31,220	24%	$26,639	17%
Collective trust fund programs	11	14	(21)%	1,298	(99)%
Liquidity funds	2,846	2,514	13%	2,505	—%
Total assets under management	$41,431	$33,748	23%	$30,442	11%
Institutional Investors:
Equity and fixed income programs	$66,548	$62,160	7%	$49,051	27%
Collective trust fund programs	109	102	7%	492	(79)%
Liquidity funds	2,644	2,454	8%	3,888	(37)%
Total assets under management	$69,301	$64,716	7%	$53,431	21%
Investment Managers:
Equity and fixed income programs	$69	$67	3%	$57	18%
Collective trust fund programs	22,377	16,197	38%	11,255	44%
Liquidity funds	718	408	76%	152	168%
Total assets under management	$23,164	$16,672	39%	$11,464	45%
Client proprietary assets under administration	311,992	244,671	28%	221,198	11%
Total assets	$335,156	$261,343	28%	$232,662	12%
Investments in New Businesses:
Equity and fixed income programs	$619	$513	21%	$515	—%
Liquidity funds	46	43	7%	37	16%
Total assets under management	$665	$556	20%	$552	1%
LSV:
Equity and fixed income programs	$76,189	$60,947	25%	$53,712	13%
Total:
Equity and fixed income programs (a)	$197,471	$173,769	14%	$146,409	19%
Collective trust fund programs	22,511	16,324	38%	13,495	21%
Liquidity funds	11,939	11,427	4%	12,135	(6)%
Total assets under management	$231,921	$201,520	15%	$172,039	17%
Client proprietary assets under administration	327,264	256,849	27%	231,553	11%
Total assets under management and administration	$559,185	$458,369	22%	$403,592	14%

(a) Equity and fixed income programs in the Private Banks segment in 2012 and 2011 includes $7.0 billion and $6.7 billion, respectively, in assets related to SEI AK which was sold in the first quarter of 2013 (See Note 15 to the Consolidated Financial Statements).

Average Asset Balances
This table presents average asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Average Asset Balances
(In millions)	For the Year Ended December 31,
			Percent Change		Percent Change
	2013	2012		2011
Private Banks:
Equity and fixed income programs (a)	$15,188	$17,434	(13)%	$15,891	10%
Collective trust fund programs	11	282	(96)%	526	(46)%
Liquidity funds	5,252	5,332	(2)%	5,145	4%
Total assets under management	$20,451	$23,048	(11)%	$21,562	7%
Client proprietary assets under administration	13,626	10,873	25%	10,672	2%
Total assets	$34,077	$33,921	—%	$32,234	5%
Investment Advisors:
Equity and fixed income programs	$35,290	$29,611	19%	$27,274	9%
Collective trust fund programs	14	728	(98)%	1,497	(51)%
Liquidity funds	2,355	1,970	20%	1,970	—%
Total assets under management	$37,659	$32,309	17%	$30,741	5%
Institutional Investors:
Equity and fixed income programs	$64,003	$56,584	13%	$49,895	13%
Collective trust fund programs	106	312	(66)%	542	(42)%
Liquidity funds	2,937	3,415	(14)%	3,453	(1)%
Total assets under management	$67,046	$60,311	11%	$53,890	12%
Investment Managers:
Equity and fixed income programs	$74	$63	17%	$39	62%
Collective trust fund programs	18,985	13,873	37%	9,978	39%
Liquidity funds	554	276	101%	199	39%
Total assets under management	$19,613	$14,212	38%	$10,216	39%
Client proprietary assets under administration	286,208	233,024	23%	235,096	(1)%
Total assets	$305,821	$247,236	24%	$245,312	1%
Investments in New Businesses:
Equity and fixed income programs	$577	$537	7%	$545	(1)%
Liquidity funds	33	35	(6)%	47	(26)%
Total assets under management	$610	$572	7%	$592	(3)%
LSV:
Equity and fixed income programs	$68,870	$57,935	19%	$58,478	(1)%
Total:
Equity and fixed income programs (a)	$184,002	$162,164	13%	$152,122	7%
Collective trust fund programs	19,116	15,195	26%	12,543	21%
Liquidity funds	11,131	11,028	1%	10,814	2%
Total assets under management	$214,249	$188,387	14%	$175,479	7%
Client proprietary assets under administration	299,834	243,897	23%	245,768	(1)%
Total assets under management and administration	$514,083	$432,284	19%	$421,247	3%

(a) Equity and fixed income programs in the Private Banks segment in 2012 and 2011 includes $6.6 billion and $6.0 billion, respectively, in average assets related to SEI AK which was sold in the first quarter of 2013 (See Note 15 to the Consolidated Financial Statements).

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
Business Segments
Revenues, Expenses, and Operating profit (loss) for our business segments for the year ended 2013 compared to the year ended 2012, and for the year ended 2012 compared to the year ended 2011 are:

Year Ended December 31,	2013	2012	Percent Change	2011	Percent Change
Private Banks:
Revenues	$397,138	$364,788	9%	$348,122	5%
Expenses	392,399	357,001	10%	339,339	5%
Operating profit	$4,739	$7,787	(39)%	$8,783	(11)%
Gain on sale of subsidiary	22,112	—	NM	—	—%
Total profit	$26,851	$7,787	NM	$8,783	(11)%
Operating margin (a)	1%	2%		3%
Investment Advisors:
Revenues	241,252	202,703	19%	189,780	7%
Expenses	133,962	120,146	11%	110,438	9%
Operating profit	$107,290	$82,557	30%	$79,342	4%
Operating margin	44%	41%		42%
Institutional Investors:
Revenues	257,658	227,889	13%	210,027	9%
Expenses	133,218	116,546	14%	106,585	9%
Operating profit	$124,440	$111,343	12%	$103,442	8%
Operating margin	48%	49%		49%
Investment Managers:
Revenues	226,081	193,484	17%	177,975	9%
Expenses	148,977	127,525	17%	115,963	10%
Operating profit	$77,104	$65,959	17%	$62,012	6%
Operating margin	34%	34%		35%
Investments in New Businesses:
Revenues	4,003	3,658	9%	3,823	(4)%
Expenses	15,723	14,954	5%	11,559	29%
Operating loss	$(11,720)	$(11,296)	NM	$(7,736)	NM
(a) Percentage for 2013 determined exclusive of gain from sale of subsidiary (See Note 15 to the Consolidated Financial Statements).
For additional information pertaining to our business segments, see Note 13 to the Consolidated Financial Statements.

Private Banks

Year Ended December 31,	2013	2012	Percent Change	2011	Percent Change
Revenues:
Investment processing and software servicing fees	$260,085	$233,790	11%	$220,684	6%
Asset management, administration & distribution fees	108,792	103,712	5%	96,531	7%
Transaction-based and trade execution fees	28,261	27,286	4%	30,907	(12)%
Total revenues	$397,138	$364,788	9%	$348,122	5%
Revenues increased $32.4 million, or nine percent, in 2013 compared to the prior year. Revenues during 2013 were primarily affected by:

•	Increased recurring investment processing fees from new and existing investment processing clients;

•	Increased fees earned on our mutual fund trading solution due to an increase in assets from new and existing clients; and

•
Increased investment management fees from existing clients due to higher average assets under management from improved capital markets, net of the decrease in assets under management from the sale of SEI AK in the first quarter 2013; partially offset by

•	Lower recurring investment processing fees due to price reductions provided to existing clients that recontracted for longer periods and client losses.
Revenues increased $16.7 million, or five percent, in 2012 compared to the prior year. Revenues during 2012 were primarily affected by:

•	Increased recurring investment processing fees from new investment processing clients;

•	Increased one-time project revenue from new and existing bank clients;

•	Increased fees earned on our mutual fund trading solution due to an increase in assets from new and existing clients; and

•	Increased investment management fees from existing clients due to higher average assets under management from improved capital markets; partially offset by

•	Lower recurring investment processing fees due to price reductions provided to existing clients that recontracted for longer periods and client losses; as well as

•	Decreased transaction-based fees due to lower trading volumes across the majority of our bank clients.
Operating margins were one percent in 2013 and two percent in 2012. Operating income decreased $3.0 million, or 39 percent, in 2013 compared to the prior year. Operating income in 2013 was primarily affected by:

•	Increased direct expenses associated with the increased investment management fees from existing international clients and our mutual fund trading solution;

•	Increased operational costs, mainly salary, incentive compensation, consulting and outsourcing costs, for servicing new and existing investment processing clients;

•	Increased stock-based compensation costs of $6.3 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets;

•	Increased direct expenses associated with the increased investment processing fees; and

•	Increased amortization expense related to the SEI Wealth Platform due to continued releases; partially offset by

•	An increase in revenues.
Operating margins were two percent in 2012 and three percent in 2011. Operating income decreased $1.0 million, or 11 percent, in 2012 compared to the prior year. Operating income in 2012 was primarily affected by:

•
Increased amortization expense related to the SEI Wealth Platform due to continued releases and the discontinuation of specific functionality resulting in $2.7 million of expense recognized in the third quarter 2012 for the remaining net book value of the component;

•	Increased direct expenses associated with increased investment management fees from existing international clients;

•	Increased sales compensation expense due to new business activity and other personnel costs, mainly salary, benefits and incentive compensation;

•	Increased non-capitalized development costs, mainly personnel costs, relating to the SEI Wealth Platform; and

•	Increased operational costs, mainly personnel and third party service provider costs, for servicing new and existing clients implemented onto the SEI Wealth Platform; partially offset by

•	An increase in revenues; and

•	Decreased direct expenses associated with the decreased trade execution fees.
Investment Advisors
Revenues increased $38.5 million, or 19 percent, in 2013 compared to the prior year. Revenues during 2013 were primarily affected by:

•	Increased investment management fees from new and existing clients due to higher average assets under management from market appreciation and positive net cash flows; and

•	An increase in the average basis points earned on assets due to the increase in average assets under management; partially offset by

•	Lower fees earned from our collective trust fund offering due to the closing of the SEI Stable Asset Fund at the end of 2012.
Revenues increased $12.9 million, or seven percent, in 2012 compared to the prior year. Revenues during 2012 were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management from market appreciation and an increase in net cash flows from new and existing advisors in both our mutual fund and managed account solutions; and

•	An increase in the average basis points earned on assets due to the increase in average assets under management; partially offset by

•	Lower fees earned from our collective trust fund offering due to the closing of the SEI Stable Asset Fund during 2012.
Operating margins were 44 percent in 2013 and 41 percent in 2012. Operating income increased $24.7 million, or 30 percent, in 2013 compared to the prior year. Operating income in 2013 was primarily affected by:

•	An increase in revenues; partially offset by

•
Increased amortization expense relating to the SEI Wealth Platform as well as spending associated with building the necessary functionality and infrastructure for servicing financial institutions and investment advisors in the United States;

•	Increased personnel costs, mainly salary and incentive compensation; and

•	Increased stock-based compensation costs of $3.9 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets.
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

•	Increased sales compensation expense due to new business activity and other personnel costs, mainly salary, benefits and incentive compensation.
Institutional Investors
Revenues increased $29.8 million, or 13 percent, in 2013 compared to the prior year. Revenues during 2013 were primarily affected by:

•	Increased investment management fees from existing clients due to higher average assets under management from market appreciation as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by client losses.
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
Operating margin were 48 percent in 2013 and 49 percent in 2012. Operating income increased $13.1 million, or 12 percent, in 2013 compared to the prior year. Operating income during 2013 was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with higher investment management fees;

•	Increased stock-based compensation costs of $3.7 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets; and

•	Increased other personnel costs associated with investment management operations.
Operating margins were 49 percent in 2012 and 2011. Operating income increased $7.9 million, or eight percent, in 2012 compared to the prior year. Operating income during 2012 was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased sales compensation expense due to new business activity and other personnel costs, mainly salary, benefits and incentive compensation; and

•	Increased direct expenses associated with higher investment management fees.
Investment Managers
Revenues increased $32.6 million, or 17 percent, in 2013 compared to the prior year. Revenues during 2013 were primarily affected by:

•	Net positive cash flows from existing clients due to new funding along with higher valuations from market appreciation;

•	Increased accounts from our separately managed account program from new and existing clients; and

•	Positive cash flows from new clients; partially offset by client losses.
Revenues increased $15.5 million, or nine percent, in 2012 compared to the prior year. Revenues during 2012 were primarily affected by:

•	Cash flows from new clients of our hedge funds and collective trust fund solutions;

•	Net positive cash flows from existing hedge fund clients due to new funding along with higher valuations from capital market increases; and

•	Increased accounts from our separately managed account program due to new clients and existing clients involved in mergers; partially offset by client losses.
Operating margins were 34 percent in 2013 and 2012. Operating income increased $11.1 million, or 17 percent, in 2013 compared to the prior year. Operating income during 2013 was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses and other operational costs to service new clients of our hedge fund and separately managed accounts solutions;

•	Increased stock-based compensation costs of $4.2 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets; and

•	Increased investment spending for outsourced technology service providers.
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
Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $53.7 million, $45.8 million and $43.4 million in 2013, 2012 and 2011, respectively. The increase in corporate overhead expenses in 2013 was primarily due to increased stock-based compensation of $3.8 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets, other personnel-related costs and higher costs related to regulatory and compliance matters.

Other Income and Expense Items
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2013	2012	2011
Net gain from investments	$659	$14,067	$3,360
Interest and dividend income	3,248	5,696	5,829
Interest expense	(535)	(504)	(585)
Equity in earnings of unconsolidated affiliates	118,076	98,671	105,818
Gain on sale of subsidiary	22,112	—	—
Other income	43,429	—	—
Total other income and expense items, net	$186,989	$117,930	$114,422
Net gain from investments
Net gain from investments consists of:

Year Ended December 31,	2013	2012	2011
Net realized and unrealized gains (losses) from marketable securities	$659	$1,123	$(25)
Gains from SIV securities	—	13,240	3,390
Other losses	—	(296)	(5)
Net gain from investments	$659	$14,067	$3,360
During 2012 and 2011, we recognized net gains of $13.2 million and $3.4 million, respectively, from SIV securities. Of the net gains recognized during 2012, $6.8 million resulted from cash payments received from the SIV securities and $1.1 million was from a net increase in fair value. In November 2012, we sold our remaining SIV security, the Gryphon senior note, and recognized a gain of $5.3 million. During 2011, we recognized gains from SIV securities of $3.4 million, of which $10.6 million resulted from cash payments received from the SIV securities offset by losses of $7.2 million which resulted from a decrease in fair value.
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes our ownership in LSV. In March 2009, certain partners of LSV, including SEI, agreed to designate a portion of their partnership interest for the purpose of providing an interest in the partnership to a select group of key LSV employees. In April 2012 and April 2013, these contributing partners agreed to provide a partnership interest to the LSV employees thereby reducing our interest in LSV to approximately 39.3 percent from 41.2 percent. The issuance in April 2013 reflected the remaining amount of the designated partnership interest of the contributing partners.
Our proportionate share in the earnings of LSV was $119.0 million and $100.0 million in 2013 and 2012, respectively. The increase in our earnings was primarily due to increased assets under management of LSV from new and existing clients due to improved capital markets and an increase in performance fees. In 2012, our proportionate share in the earnings of LSV decreased to $100.0 million from $105.8 million in 2011. The decrease was primarily due to lower profits due to increased operating expenses, mainly related to personnel. LSV revenues were flat in 2012 as compared to 2011.
Gain on sale of subsidiary
On March 28, 2013, the sale of all of our ownership interests in SEI AK was completed. We recorded a gain from the sale of $22.1 million during 2013 which is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 15 to the Consolidated Financial Statements for more information).
Other income
On April 24, 2013, we entered into a Settlement Agreement with respect to litigation captioned Abu Dhabi Commercial Bank, et. al. v. Morgan Stanley & Co., Incorporated, et. al., related to the purchase of Cheyne Finance LLC, a SIV security. In accordance with the Settlement Agreement, we received a cash settlement payment after fees and expenses of $43.4 million during 2013 which is included in Other income on the accompanying Consolidated Statement of Operations (See Note 16 to the Consolidated Financial Statements for more information).
Income Taxes
Our effective tax rate was 33.7 percent in 2013, 36.9 percent in 2012, and 35.2 percent in 2011. Our effective tax rate is affected by recurring items, such as tax rates in various states and foreign jurisdictions and the relative amount of income we earned in those jurisdictions. These amounts have been fairly consistent over the time period.

Our effective tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Below are the most significant discrete items:
2013

•
There was a 2.4 percent reduction in our effective rate that was the result of Pennsylvania Tax Law changes enacted on July 18, 2013 which became effective on January 1, 2014. These changes have reduced the deferred tax liability which had accumulated during prior years. In accordance with the tax accounting rules, the effect of the law change is recorded in the year in which the law was signed. The primary change that affects SEI results from the reduction of net income apportioned to the State of Pennsylvania. The bill adopts “market-based” sourcing for apportionment. This method apportions sales to the state where the benefits are being derived by the customer. The current method apportions sales of services to the state where the cost was incurred to perform those services; and

•
There was a 0.8 percent reduction in our effective rate from the reinstatement of the research and development tax credit. The tax credit was reinstated retroactively from January 1, 2012 through December 31, 2013 through The American Taxpayer Relief Act of 2012 (the Act), signed into law on January 2, 2013. The accounting rules require the determination of current and deferred taxes be based upon the provisions of the enacted tax law as of the balance sheet date. Since the Act was not signed into law until January 2, 2013, the effect was not reflected in the tax provision for 2012. The 2013 effective tax rate reflects a research and development tax credit for both 2012 and 2013.

2012

•
There was a 1.5 percent increase in our effective tax rate as a result of the sale of SEI AK because we no longer considered the undistributed earnings of SEI AK to be indefinitely reinvested and, therefore, accrued U.S. deferred taxes on the cumulative undistributed earnings;

•	There was a 0.5 percent increase in our effective tax rate as a result of the expiration of the research and development tax credit; and

•	There was a 1.1 percent reduction in our effective tax rate as a result of state tax planning.
2011

•
There was a 1.6 percent reduction in our effective tax rate as a result of the determination that we were eligible for the Domestic Production Activities Deduction. The effective rate for 2011 reflects the benefit of this deduction for 2007 through 2011. Excluding the benefit for the Domestic Production Activities Deduction, our effective tax rate would be 37.4 percent.

Stock-Based Compensation
During 2013, 2012 and 2011, we recognized approximately $37.9 million, $15.7 million and $14.1 million, respectively, in stock-based compensation expense. All of our stock options have performance-based vesting provisions that tie vesting of the options to our financial performance. The amount of stock-based compensation expense recognized is based upon an estimate of when the earnings per share targets may be achieved. If our estimate proves to be inaccurate, the amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense and materially affect our earnings.
During 2013, we revised the estimate made as of December 31, 2012 of when certain vesting targets are expected to be achieved. This change in management's estimate resulted in an increase of $19.6 million in stock-based compensation expense. The change in our estimate resulted from the positive earnings impacts from the unexpected cash payment received for the litigation settlement and the gain recognized from the sale of SEI AK during 2013. These non-recurring events, which were not part of our normal business operations, had a significant positive impact on our earnings and were not initially incorporated into our estimate made at December 31, 2012 for the achievement of our option vesting targets. Based upon our current view of how many options will vest and when they will vest, we estimate that stock-based compensation expense will be recognized according to the following schedule:

Stock-Based Compensation Expense
2014	$9,717
2015	9,717
2016	9,529
2017	5,201
2018	1,597
2019	1,505
$37,266

Fair Value Measurements
The fair value of our financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of our financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equities or mutual funds that are quoted daily and GNMA and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. We did not have any financial liabilities at December 31, 2013 or 2012 (See Note 5 to the Consolidated Financial Statements for more information).
Regulatory Matters
Like many firms operating within the financial services industry, we are experiencing a challenging regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry; the introduction and implementation of new solutions for our financial services industry clients; the increased regulatory oversight of the financial services industry generally; new laws and regulations affecting the financial services industry and ever-changing regulatory interpretations of existing laws and regulations; and a greater propensity of regulators to pursue enforcement actions and other sanctions against regulated entities, have made this an increasingly challenging and costly regulatory environment in which to operate.
During the last twelve months, SEI and some of our regulated subsidiaries have undergone or been scheduled to undergo a range of periodic or thematic reviews or examinations by more than eight regulatory authorities around the world, including the Office of the Comptroller of the Currency, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the Financial Conduct Authority of the United Kingdom, the Central Bank of Ireland and others. In a number of instances, these are the first recurring examinations by these regulatory authorities. These examinations typically result in the identification of matters or practices to be addressed by us or our subsidiaries and, in certain circumstances, the regulatory authorities could require remediation activities or pursue enforcement proceedings against us or our subsidiaries. As described under the caption “Regulatory Considerations” in Item 1 of this report, the range of possible sanctions that are available to regulatory authorities include limitations on our ability to engage in business for specified periods of time, the revocation of registration, censures and fines. The direct and indirect costs of responding to these examinations and reviews and of complying with new or modified regulations, as well as the potential financial costs and potential reputational impact against us of any enforcement proceedings that might result, is uncertain but could have a material adverse impact on our operating results or financial position.
Liquidity and Capital Resources

Year Ended December 31,	2013	2012	2011
Net cash provided by operating activities	$351,224	$257,490	$256,962
Net cash (used in) provided by investing activities	(62,413)	16,627	(31,950)
Net cash used in financing activities	(162,785)	(242,856)	(300,318)
Net increase (decrease) in cash and cash equivalents	126,026	31,261	(75,306)
Cash and cash equivalents, beginning of year	452,247	420,986	496,292
Cash and cash equivalents, end of year	$578,273	$452,247	$420,986
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At December 31, 2013, our unused sources of liquidity consisted of cash and cash equivalents and the full amount available under our credit facility.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of January 31, 2014, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $316.3 million.

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
Cash flows from operations increased $93.7 million in 2013 compared to 2012 due to the increase in income from operations, the cash payment of $43.4 million received pertaining to a litigation settlement and an additional quarterly partnership distribution payment received from LSV due to a change in the timing of payments (See Note 16 to the Consolidated Financial Statements for more information regarding the litigation settlement).
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
Cash flows from investing activities decreased $79.0 million in 2013 compared to 2012 and increased $48.6 million in 2012 compared to 2011. Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities during 2013, 2012 and 2011 were as follows:

Year	Purchases	Sales and Maturities
2013	$57,560	$47,574
2012	33,662	108,182
2011	73,960	99,829
Marketable securities purchased generally consisted of additional GNMA securities to satisfy applicable regulatory requirements of SPTC, investments in short-term U.S. government agency and commercial paper securities through SIDCO's cash management program and investments for the start-up of new investment products. Proceeds received from sales and maturities primarily included principal prepayments from GNMA securities, maturities of short-term securities owned by SIDCO and, in 2012 and 2011, the sales of our remaining SIV securities.

•
The capitalization of costs incurred in developing computer software. We capitalized $39.5 million, $31.0 million and $41.0 million of software development costs in 2013, 2012 and 2011, respectively. Amounts capitalized in each year include costs for significant enhancements and upgrades for the expanded functionality of the SEI Wealth Platform. Included in the amount for 2013 is a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for the Platform.

•
Capital expenditures. Our capital expenditures in 2013, 2012 and 2011 primarily include purchased software and equipment for our data center operations. Our expenditures in 2012 include a purchase of $10.0 million for specific front office client management technology. During the third quarter 2013, we began construction of an additional building at our corporate headquarters. The total cost of the expansion is estimated to be at least $10.6 million and is expected to be completed in the second quarter of 2014.

•
The sale of our subsidiary. The sale of SEI AK was completed during the first quarter of 2013. Prior to the transaction, cash and cash equivalents held in the accounts of SEI AK were not considered free and immediately available. As a result of the sale, the net cash proceeds received significantly increased our amount of cash considered free and immediately accessible for other general corporate purposes. The net effect of the cash received from the sale of SEI AK and the transfer of cash balances to the owners is reflected in Sale of subsidiary, net of cash transferred. Additional information pertaining to the sale is presented in Note 15 to the Consolidated Financial Statements.

Cash flows from financing activities increased $80.1 million in 2013 compared to 2012 and increased $57.5 million in 2012 compared to 2011. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. The following table lists information regarding repurchases of our common stock during 2013, 2012 and 2011:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost
2013	6,789,000	$30.92	$209,942
2012	7,528,000	20.62	155,264
2011	11,109,000	19.01	211,165

•
Proceeds from the issuance of our common stock. We received $66.4 million, $49.4 million and $24.2 million in proceeds from the issuance of our common stock during 2013, 2012 and 2011, respectively. The increase in proceeds in 2013 and 2012 is primarily attributable to higher levels of stock option exercise activity.

•	Dividend payments. Our cash dividends paid during 2013, 2012 and 2011 were as follows:

Year	Cash Dividends Paid	Cash Dividends Paid per Share
2013	$34,400	$0.42
2012	135,335	0.78
2011	22,041	0.12
The decrease in dividends paid in 2013 was due to a special cash dividend of $0.32 per share paid in 2012 and the payment date of the regular semi-annual dividend declared in December 2012 occurring in the calendar year as compared to the payment date of the semi-annual dividend declared in December 2013 which occurred in January of 2014.
Our Board of Directors declared a semi-annual cash dividend of $0.22 per share on December 10, 2013. The dividend was paid on January 10, 2014 for a total of $37.3 million.
We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for ongoing operations; continued investment in new products and equipment; our common stock repurchase program; expansion of our corporate campus and future dividend payments.
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
Contractual Obligations and Contingent Obligations
As of December 31, 2013, the Company is obligated to make payments in connection with its lines of credit, operating leases, maintenance contracts and other commitments in the amounts listed below. The Company has no unrecorded obligations other than the items noted in the following table:

	Total	2014	2015	2016 to 2017	2018 and thereafter
Line of credit (a)	$1,406	$456	$456	$494	$—
Operating leases and maintenance agreements (b)	25,139	7,625	3,918	5,899	7,697
Other commitments (c)	4,175	4,175	—	—	—
Total	$30,720	$12,256	$4,374	$6,393	$7,697

(a)	Amounts include estimated commitment fees for our credit facility. See Note 7 to the Consolidated Financial Statements.

(b)	See Note 11 to the Consolidated Financial Statements.

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
We did not have any financial liabilities at December 31, 2013 or 2012. The valuation of our Level 2 financial assets are based upon securities pricing policies and procedures utilized by third-party pricing vendors (See Note 5 to the Consolidated Financial Statements).
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
We evaluate the carrying value of our capitalized software when circumstances indicate the carrying value may not be recoverable. The review of capitalized software for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. Our capitalized software was developed using mainstream technologies that are industry standards and are based on technology developed by multiple vendors that are significant industry leaders. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. In 2013, we determined that no events or change in circumstances had occurred that would indicate that our capitalized software development costs were impaired (See Note 1 to the Consolidated Financial Statements).
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A "Risk Factors" and under the caption "Sensitivity of our revenues and earnings to capital market fluctuations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8. Financial Statements and Supplementary Data.
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of SEI Investments Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SEI Investments Company and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
February 27, 2014

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

	December 31,	2013	2012
Assets	Current Assets:
	Cash and cash equivalents	$578,273	$452,247
	Restricted cash	5,500	6,000
	Receivables from regulated investment companies (Note 14)	39,364	31,084
	Receivables, net of allowance for doubtful accounts of $651 and $805 (Note 4)	186,664	171,734
	Deferred income taxes, net	—	2,012
	Securities owned (Note 6)	21,133	20,088
	Other current assets	16,166	18,239
	Total Current Assets	847,100	701,404
	Property and Equipment, net of accumulated depreciation of $220,064 and $201,418 (Note 4)	118,995	127,581
	Capitalized Software, net of accumulated amortization of $180,062 and $149,747 (Note 1)	312,615	307,490
	Investments Available for Sale (Note 6)	83,323	75,869
	Trading Securities (Note 6)	4,849	5,909
	Investment in Unconsolidated Affiliates (Note 2)	61,370	77,398
	Other Assets, net (Note 4)	10,917	14,173
	Total Assets	$1,439,169	$1,309,824
The accompanying notes are an integral part of these financial statements.

Consolidated Balance Sheets	SEI Investments Company
(In thousands, except par value)	and Subsidiaries

	December 31,	2013	2012
Liabilities and Equity	Current Liabilities:
	Accounts payable	$16,235	$11,248
	Accrued liabilities (Note 4)	188,123	138,305
	Deferred income taxes, net	1,653	—
	Deferred revenue	1,977	2,452
	Total Current Liabilities	207,988	152,005
	Deferred Income Taxes (Note 12)	66,572	93,458
	Other Long-term Liabilities (Note 12)	8,607	7,032
	Total Liabilities	283,167	252,495
	Commitments and Contingencies (Note 11)
	Equity:
	SEI Investments Shareholders’ Equity:
	Series Preferred stock, $.05 par value, 50 shares authorized; no shares issued and outstanding	—	—
	Common stock, $.01 par value, 750,000 shares authorized; 169,242 and 172,220 shares issued and outstanding	1,692	1,722
	Capital in excess of par value	721,219	624,305
	Retained earnings	431,604	405,914
	Accumulated other comprehensive income, net	1,487	6,239
	Total SEI Investments Shareholders’ Equity	1,156,002	1,038,180
	Noncontrolling Interest	—	19,149
	Total Equity	1,156,002	1,057,329
	Total Liabilities and Equity	$1,439,169	$1,309,824
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2013	2012	2011
Revenues:
Asset management, administration and distribution fees	$831,720	$723,630	$669,788
Information processing and software servicing fees	261,691	236,190	222,417
Transaction-based and trade execution fees	32,721	32,702	37,522
Total revenues	1,126,132	992,522	929,727
Expenses:
Subadvisory, distribution and other asset management costs	121,989	106,048	103,134
Software royalties and other information processing costs	31,255	26,722	27,437
Brokerage commissions	24,649	23,889	27,022
Compensation, benefits and other personnel	357,453	335,296	289,445
Stock-based compensation	37,865	15,736	14,112
Consulting, outsourcing and professional fees	131,399	109,828	113,171
Data processing and computer related	51,401	46,617	47,003
Facilities, supplies and other costs	64,613	60,976	55,579
Amortization	34,602	33,258	27,288
Depreciation	22,497	22,586	21,471
Total expenses	877,723	780,956	725,662
Income from operations	248,409	211,566	204,065
Net gain from investments	659	14,067	3,360
Interest and dividend income	3,248	5,696	5,829
Interest expense	(535)	(504)	(585)
Equity in earnings of unconsolidated affiliates	118,076	98,671	105,818
Gain on sale of subsidiary (Note 15)	22,112	—	—
Other income (Note 16)	43,429	—	—
Net income before income taxes	435,398	329,496	318,487
Income taxes	146,924	121,462	111,837
Net income	$288,474	$208,034	$206,650
Less: Net income attributable to the noncontrolling interest	(350)	(1,186)	(1,691)
Net income attributable to SEI Investments Company	$288,124	$206,848	$204,959

Basic earnings per common share	$1.68	$1.19	$1.12
Shares used to compute basic earnings per share	171,561	174,295	182,547
Diluted earnings per common share	$1.64	$1.18	$1.11
Shares used to compute diluted earnings per share	175,718	175,872	184,127
Dividends declared per common share	$0.42	$0.63	$0.27
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2013	2012	2011
Net income	$288,474	$208,034	$206,650
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	(3,760)	5,904	(3,195)
Unrealized holding (loss) gain on investments:
Unrealized holding (losses) gains during the period, net of income taxes of $(954), $86 and $811	(1,149)	341	1,369
Less: reclassification adjustment for gains realized in net income, net of income taxes of $170, $50 and $77	(294)	(86)	(134)
Total other comprehensive (loss) gain, net of taxes	(5,203)	6,159	(1,960)
Comprehensive income	283,271	214,193	204,690
Less: Comprehensive loss (income) attributable to noncontrolling interest	101	(3,006)	(988)
Comprehensive income attributable to SEI Investments	$283,372	$211,187	$203,702
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2013	2012	2011
Shares of Common Stock
Beginning balance	172,220	176,506	186,141
Purchase and retirement of common stock	(6,789)	(7,528)	(11,109)
Issuance of common stock under the employee stock purchase plan	78	105	110
Issuance of common stock upon exercise of stock options	3,733	3,137	1,364
Ending balance	169,242	172,220	176,506

Common Stock
Beginning balance	$1,722	$1,765	$1,861
Purchase and retirement of common stock	(68)	(75)	(111)
Issuance of common stock under the employee stock purchase plan	1	1	1
Issuance of common stock upon exercise of stock options	37	31	14
Ending balance	$1,692	$1,722	$1,765

Capital In Excess of Par Value
Beginning balance	$624,305	$577,949	$565,393
Purchase and retirement of common stock	(19,105)	(19,370)	(27,196)
Issuance of common stock under the employee stock purchase plan	1,950	1,794	1,892
Issuance of common stock upon exercise of stock options	64,379	47,613	22,314
Stock-based compensation	37,865	15,736	14,112
Tax benefit on stock options exercised	11,825	583	1,434
Ending balance	$721,219	$624,305	$577,949

Retained Earnings
Beginning balance	$405,914	$443,702	$471,159
Net income attributable to SEI Investments Company	288,124	206,848	204,959
Purchase and retirement of common stock	(190,769)	(135,819)	(183,858)
Dividends declared ($0.42, $0.63 and $0.27 per share)	(71,665)	(108,817)	(48,558)
Ending balance	$431,604	$405,914	$443,702

Accumulated Other Comprehensive Income
Beginning balance	$6,239	$1,900	$3,157
Other comprehensive (loss) income	(4,752)	4,339	(1,257)
Ending balance	$1,487	$6,239	$1,900

Total SEI Investments Shareholders’ Equity	$1,156,002	$1,038,180	$1,025,316

Noncontrolling interest	$—	$19,149	$16,143

Total Equity	$1,156,002	$1,057,329	$1,041,459
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2013	2012	2011
Cash flows from operating activities:
Net income	$288,474	$208,034	$206,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,497	22,586	21,471
Amortization	34,602	33,258	27,288
Equity in earnings of unconsolidated affiliates	(118,076)	(98,671)	(105,818)
Distributions received from unconsolidated affiliate	137,104	92,227	109,273
Stock-based compensation	37,865	15,736	14,112
Provision for losses on receivables	(154)	(119)	(271)
Deferred income tax expense	(22,825)	(1,191)	1,001
Gain from sale of SEI AK (See Note 15)	(22,112)	—	—
Net realized gains from investments	(659)	(14,067)	(3,360)
Change in other long-term liabilities	1,575	(1,244)	2,631
Change in other assets	600	(619)	315
Other	(3,972)	6,680	(3,148)
Change in current assets and liabilities:
Decrease (increase) in:
Restricted cash for broker-dealer operations	500	—	—
Receivables from regulated investment companies	(8,280)	(5,284)	3,482
Receivables	(17,513)	(30,852)	(11,474)
Other current assets	1,971	(282)	(1,689)
Increase (decrease) in:
Accounts payable	5,000	9,249	(2,583)
Accrued liabilities	15,102	21,627	(1,340)
Deferred revenue	(475)	422	422
Total adjustments	62,750	49,456	50,312
Net cash provided by operating activities	$351,224	$257,490	$256,962
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2013	2012	2011
Cash flows from investing activities:
Additions to restricted cash	—	—	(2,000)
Additions to property and equipment	(16,351)	(23,070)	(12,271)
Additions to capitalized software	(39,500)	(31,004)	(40,954)
Purchases of marketable securities	(57,560)	(33,662)	(73,960)
Prepayments and maturities of marketable securities	40,257	53,352	61,582
Sales of marketable securities	7,317	54,830	38,247
Purchases of other investments	(2,604)	(3,819)	(7,500)
Sales of other investments	—	—	4,906
Sale of subsidiary, net of cash transferred (See Note 15)	6,028	—	—
Net cash (used in) provided by investing activities	(62,413)	16,627	(31,950)
Cash flows from financing activities:
Payments on long-term debt	—	—	(95,000)
Purchase and retirement of common stock	(206,577)	(157,543)	(208,932)
Proceeds from issuance of common stock	66,367	49,439	24,221
Tax benefit on stock options exercised	11,825	583	1,434
Payment of dividends	(34,400)	(135,335)	(22,041)
Net cash used in financing activities	(162,785)	(242,856)	(300,318)

Net increase (decrease) in cash and cash equivalents	126,026	31,261	(75,306)

Cash and cash equivalents, beginning of year	452,247	420,986	496,292

Cash and cash equivalents, end of year	$578,273	$452,247	$420,986

Interest paid	$458	$367	$559
Income taxes paid	$163,834	$113,160	$116,483

Non-cash financing activities
Dividends declared but not paid	$37,314	$—	$26,518
The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
Note 1 – Summary of Significant Accounting Policies
Nature of Operations
SEI Investments Company (the Company), a Pennsylvania corporation, provides investment processing, investment management, and investment operations solutions to financial institutions, financial advisors, institutional investors, investment managers and ultra-high-net-worth families in the United States, Canada, the United Kingdom, continental Europe and other various locations throughout the world. Investment processing solutions consist of application and business process outsourcing services, professional services and transaction-based services. Revenues from investment processing solutions are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations, except for fees earned associated with trade execution services.
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
On July 31, 2012, the Company entered into a definitive agreement to sell all ownership interest in the asset management firm SEI Asset Korea (SEI AK), a joint venture located in South Korea. The Company's ownership interest in SEI AK was 56.1 percent. On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to the buyer (See Note 15).
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
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $387,201 and $247,314 at December 31, 2013 and 2012, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are considered Level 1 assets.
Restricted Cash
Restricted cash includes $5,000 at December 31, 2013 and 2012 segregated for regulatory purposes related to trade-execution services conducted by SIEL. Restricted cash also includes $500 and $1,000 at December 31, 2013 and 2012, respectively, segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
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
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company’s Level 3 financial assets at December 31, 2012 consisted of an investment product that was in the process of liquidation and was closed to new investors. The Company had no Level 3 financial assets at December 31, 2013.
The fair value of an asset or liability may include inputs from more than one level in the fair value hierarchy. The lowest level of significant inputs used to value the asset or liability determines which level the asset or liability is classified in its entirety.
See Note 5 for information on related disclosures regarding fair value measurements.
Capitalized Software
Costs incurred for the development of internal use software to be offered in a hosting arrangement is capitalized during the development stage of the software application. These costs include direct external and internal costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary and post-implementation stages of the software application are expensed as incurred. Costs associated with significant enhancements to a software application are capitalized while costs incurred to maintain existing software applications are expensed as incurred. The capitalization of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. The Company's capitalized software development costs primarily relate to the further development of the SEI Wealth PlatformSM (the Platform). The initial version of the Platform was placed into service in July 2007. Further enhancements and upgrades will continue to occur through a series of releases. As of December 31, 2013, the net book value of the Platform was $309,725, net of accumulated amortization of $149,924. Capitalized software development costs in-progress at December 31, 2013 associated with future releases to the Platform were $2,796. The Company capitalized $39,500, $31,004 and $40,954 of software development costs during 2013, 2012 and 2011, respectively. Included in the amount for 2013 is a one-time contractual payment of $8,812 to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for the Platform.
Amortization of capitalized software development costs begins when the product is ready for its intended use. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product or enhancement, which is primarily 3 to 15 years, with a weighted average remaining life of approximately 8.5 years. Amortization expense was $34,375, $32,647 and $26,153 in 2013, 2012 and 2011, respectively, and is included in Amortization expense on the accompanying Consolidated Statements of Operations. The Platform has an estimated useful life of 15 years and a weighted average remaining life of 8.5 years. Amortization expense for the Platform was $34,045, $32,177 and $25,610 in 2013, 2012 and 2011, respectively. During 2012, the Company decided to discontinue the use of specific functionality within the Platform and expensed the remaining net book value of $2,661 related to previously capitalized software development costs of the component. This cost is included in total amortization expense on the accompanying Consolidated Statements of Operations during 2012.
The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. In 2013 and 2012, the Company determined that no events or change in circumstances had occurred that would indicate that capitalized software development costs were impaired. Therefore, no impairment charges were recognized by the Company for any of its capitalized software development costs in 2013 or 2012.
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
Transaction gains and losses from exchange rate fluctuations are included in the results of operations in the periods in which they occur. There were no material gains or losses from exchange rate fluctuations in 2013, 2012 or 2011.
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

The calculations of basic and diluted earnings per share for 2013, 2012 and 2011 are:

	For the Year Ended December 31, 2013
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$288,124	171,561,000	$1.68
Dilutive effect of stock options	—	4,157,000
Diluted earnings per common share	$288,124	175,718,000	$1.64

	For the Year Ended December 31, 2012
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$206,848	174,295,000	$1.19
Dilutive effect of stock options	—	1,577,000
Diluted earnings per common share	$206,848	175,872,000	$1.18

	For the Year Ended December 31, 2011
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$204,959	182,547,000	$1.12
Dilutive effect of stock options	—	1,580,000
Diluted earnings per common share	$204,959	184,127,000	$1.11
Employee stock options to purchase approximately 7,736,000, 13,202,000 and 15,914,000 shares of common stock, with an average exercise price per share of $30.54, $24.76 and $23.07, were outstanding during 2013, 2012 and 2011, respectively, but not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive (See Note 8).
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
Note 2 – Investment in Unconsolidated Affiliates
LSV Asset Management
The Company has an investment in the general partnership LSV Asset Management (LSV). LSV is a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored mutual funds. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
In March 2009, certain partners (the Contributing partners) of LSV, including the Company, designated a portion of their partnership interest for the purpose of providing an interest in the partnership to a select group of key employees. Until such time an interest in the partnership is issued to a key employee, all profits, losses, distributions and other rights and obligations relating to such unissued interests remains with the Contributing partners. Each issuance must be authorized by unanimous vote of all Contributing partners. In April 2012 and April 2013, the Contributing partners agreed to provide certain key employees an interest in LSV, thereby reducing the Company’s interest in LSV from approximately 41.2 percent to approximately 39.3 percent. The issuance in April 2013 reflected the remaining amount of the designated partnership interest of the Contributing partners.
At December 31, 2013, the Company’s total investment in LSV was $50,595. The investment in LSV exceeded the underlying equity in the net assets of LSV by $3,062 which is considered goodwill embedded in the investment. The Company’s proportionate share in the earnings of LSV was $118,983, $99,989 and $105,818 in 2013, 2012 and 2011, respectively. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV of $137,104, $92,227 and $109,273 in 2013, 2012 and 2011, respectively. The Company received an additional partnership distribution payment from LSV during 2013 due to a change in the timing of the payments.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations Year ended December 31,	2013	2012	2011
Revenues	$354,094	$296,261	$296,361
Net income	$302,316	$250,165	$257,519

Condensed Balance Sheets December 31,	2013	2012
Current assets	$118,630	$145,367
Non-current assets	2,588	3,120
Total assets	$121,218	$148,487

Current liabilities	$26,103	$17,869
Partners’ capital	95,115	130,618
Total liabilities and partners’ capital	$121,218	$148,487
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
As of January 31, 2014, the remaining unpaid principal balance of the term loan was $716. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group II and, furthermore, fully expects that LSV Employee Group II will meet all of their future obligations regarding the term loan.
Guaranty Agreement with LSV Employee Group III
In October 2012, a group of existing employees of LSV formed a new limited liability company called LSV Employee Group III and agreed to purchase a portion of the partnership interest of existing LSV employees for $77,700, of which $69,930 was financed through syndicated term loan facilities contained in a credit agreement with The PrivateBank and Trust Company. LSV Employee Group III owns the purchased partnership interest. The Company provided an unsecured guaranty for $45,000 of the obligations of LSV Employee Group III to the lenders through a guaranty agreement. In addition, LSV agreed to provide an unsecured guaranty for the remaining $24,930 of the obligations of LSV Employee Group III to the lenders through a separate guaranty agreement. The loan facility guaranteed by LSV has a three year term and will be repaid from the quarterly distributions of LSV.
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
As of January 31, 2014, the remaining unpaid principal balances of the term loans guaranteed by LSV and the Company were $10,108 and $45,000, respectively. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.
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
At December 31, 2013, the Company's total investment in Gao Fu was $10,775. The majority of the Company's investment exceeded the underlying equity in the net assets of Gao Fu and is considered goodwill embedded in the investment. The Company's proportionate share in the losses of Gao Fu was $907 and $1,318 in 2013 and 2012, respectively.
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

Note 4 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	2013	2012
Trade receivables	$44,502	$46,650
Fees earned, not billed	128,248	116,019
Other receivables	14,565	9,870
	187,315	172,539
Less: Allowance for doubtful accounts	(651)	(805)
Receivables, net	$186,664	$171,734
Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules. These billing schedules generally provide for fees to be billed on a quarterly basis. In addition, certain fees earned from investment operations services are determined from security valuations which delay billings to clients.
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2013	2012
Buildings	$138,426	$137,751
Equipment	70,117	66,167
Land	9,929	9,929
Purchased software	96,268	91,468
Furniture and fixtures	17,060	18,535
Leasehold improvements	4,670	5,037
Construction in progress	2,589	112
	339,059	328,999
Less: Accumulated depreciation	(220,064)	(201,418)
Property and Equipment, net	$118,995	$127,581
Depreciation expense related to property and equipment for 2013, 2012 and 2011 was $22,497, $22,586 and $21,471, respectively.
Other Assets
Other assets consist of long-term prepaid expenses, deposits, other investments at cost and various other assets. Amortization expense for certain other assets for 2013, 2012 and 2011 was $227, $611 and $1,135, respectively.
Accrued Liabilities
Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2013	2012
Accrued employee compensation	$69,256	$63,996
Accrued employee benefits and other personnel	9,647	7,299
Accrued consulting, outsourcing and professional fees	19,311	16,676
Accrued brokerage fees	5,251	5,733
Accrued sub-advisory, distribution and other asset management fees	25,018	17,548
Accrued dividend payable	37,314	—
Other accrued liabilities	22,326	27,053
Accrued liabilities	$188,123	$138,305

Note 5 – Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in equity and fixed-income mutual funds that are quoted daily. Level 2 financial assets consist of GNMA mortgage-backed pass-through certificates, FHLB and other U.S. government agency short-term notes and investment grade commercial paper. The Company's Level 2 financial assets, with the exception of the GNMA securities, were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The GNMA mortgage-backed pass-through certificates were purchased for the sole purpose of satisfying specific regulatory requirements imposed on our wholly-owned limited purpose federal thrift subsidiary, SPTC. As a result, the Company's Level 2 financial assets are limited to only these types of fixed income securities. The valuation of the Company's Level 2 financial assets are based upon securities pricing policies and procedures utilized by third-party pricing vendors. The Company's Level 3 financial assets at December 31, 2012 consisted of an investment product that was in the process of liquidation and was closed to new investors. The Company had no financial assets at December 31, 2013 and had no Level 3 financial liabilities at December 31, 2013 or 2012. There were no transfers of financial assets between levels within the fair value hierarchy during 2013 or 2012.
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
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		December 31, 2013
		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity available-for-sale securities	$11,633	$11,633	$—	$—
Fixed-income available-for-sale securities	71,690	—	71,690	—
Fixed income securities owned	21,133	—	21,133	—
Trading securities	4,849	4,849	—	—
	$109,305	$16,482	$92,823	$—

		December 31, 2012
		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity available-for-sale securities	$15,926	$15,926	$—	$—
Fixed-income available-for-sale securities	59,943	—	59,943	—
Fixed income securities owned	20,088	—	20,088	—
Trading securities	5,909	4,706	—	1,203
	$101,866	$20,632	$80,031	$1,203

The table below presents a reconciliation for all assets and liabilities of the Company measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2012 to December 31, 2013:

Trading Securities
Balance, January 1, 2012	$52,623
Purchases	13
Issuances	—
Principal prepayments and settlements	(10,728)
Sales	(53,920)
Total gains or (losses) (realized/unrealized):
Included in earnings	13,215
Included in other comprehensive income	—
Transfers in and out of Level 3	—
Balance, December 31, 2012	$1,203
Purchases	—
Issuances	—
Principal prepayments and settlements	(1,167)
Sales	—
Total gains or (losses) (realized/unrealized):
Included in earnings	(36)
Included in other comprehensive income	—
Transfers in and out of Level 3	—
Balance, December 31, 2013	$—

Note 6 – Marketable Securities
Investments Available For Sale
Investments available for sale classified as non-current assets consist of:

	At December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,612	$1,242	$—	$8,854
Equities and other mutual funds	2,615	164	—	2,779
Debt securities	71,280	410	—	71,690
	$81,507	$1,816	$—	$83,323

	At December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$12,953	$376	$(13)	$13,316
Equities and other mutual funds	2,610	—	—	2,610
Debt securities	55,923	4,020	—	59,943
	$71,486	$4,396	$(13)	$75,869
Net unrealized holding gains at December 31, 2013 and 2012 were $1,386 (net of income tax expense of $430) and $2,829 (net of income tax expense of $1,554), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $1,236 and gross realized losses of $772 from available-for-sale securities during 2013. There were no material gross realized gains or losses from available-for-sale securities during 2012 and 2011. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income, are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.
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
Trading securities of the Company primarily consist of an investment related to the startup of mutual funds sponsored by LSV. These mutual funds are U.S. dollar denominated funds that invests primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $4,849 and $4,706 at December 31, 2013 and 2012, respectively. The Company recognized gains of $143 and $1,004 from the change in fair value of the funds during 2013 and 2012, respectively. There were no material gains or losses from the change in fair value of the funds during 2011.
During 2012 and 2011, the Company recognized gains from structured investment vehicle (SIV) securities of $13,240 and $3,390, respectively. Of the net gains recognized during 2012, gains of $6,776 resulted from cash payments received from the SIV securities and $1,142 was from a net increase in fair value at December 31, 2012. Of the net gains recognized during 2011, $10,614 resulted from cash payments received from the SIV securities offset by losses of $7,224 which resulted from a decrease in fair value at December 31, 2011. In November 2012, the Company sold its remaining SIV securities, the senior notes issued by Gryphon and recognized a gain of $5,322 from the sale. The Company no longer owns any SIV securities.
The net gains from the SIV securities are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,133 and $20,088 at December 31, 2013 and 2012, respectively. There were no material net gains or losses from the change in fair value of the securities during 2013, 2012 and 2011.
Note 7 – Lines of Credit
On February 2, 2012, the Company entered into a five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 1.25 percent above the London Interbank Offer Rate (LIBOR). There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the

Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the Credit Facility may be terminated. The Company had no borrowings through the Credit Facility at December 31, 2013 or 2012. The Company was in compliance with all covenants of the Credit Facility during 2013.
The Company incurred $458, $585 and $1,478 in interest charges and commitment fees relating to the current and since expired lines of credit during 2013, 2012 and 2011, respectively, which are reflected in Interest expense on the accompanying Consolidated Statements of Operations.
The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is generally limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility and was in compliance with all covenants during 2013.
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

The weighted average fair value of the Company’s stock options granted during 2013, 2012 and 2011 were $10.45, $6.73 and $5.70, respectively, using the following assumptions:

	2013	2012	2011
Expected term (in years)	6.92	6.75	7.65
Expected volatility	31.46%	34.90%	40.43%
Expected dividend yield	1.21%	1.46%	1.90%
Risk-free interest rate	2.12%	1.03%	1.66%
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2013, 2012 and 2011 as follows:

	2013	2012	2011
Stock-based compensation expense	$37,865	$15,736	$14,112
Less: Deferred tax benefit	(13,823)	(5,650)	(5,332)
Stock-based compensation expense, net of tax	$24,042	$10,086	$8,780
During 2013, the Company revised its estimates of when some vesting targets are expected to be achieved. These changes in management’s estimates resulted in an increase of $19,637 in stock-based compensation expense in 2013.
As of December 31, 2013, there was approximately $37,266 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested employee stock options that the Company expects will vest and is being amortized. As of December 31, 2013, these costs are expected to be recognized over a weighted average period of 2.6 years.

This table presents certain information relating to the Company’s stock option plans for 2013, 2012 and 2011:

	Number of Shares	Weighted Avg. Price
Balance as of December 31, 2010	27,881,000	$20.42
Granted	2,534,000	15.77
Exercised	(1,364,000)	16.37
Expired or canceled	(2,008,000)	22.07
Balance as of December 31, 2011	27,043,000	$20.06
Granted	2,470,000	22.40
Exercised	(3,136,000)	15.19
Expired or canceled	(767,000)	22.61
Balance as of December 31, 2012	25,610,000	$20.81
Granted	2,281,000	33.67
Exercised	(3,733,000)	17.26
Expired or canceled	(521,000)	22.25
Balance as of December 31, 2013	23,637,000	$22.58

Exercisable as of December 31, 2013	14,601,000	$19.45
Available for future grant as of December 31, 2013	744,000
As of December 31, 2012 and 2011, there were 9,760,000 and 11,680,000 shares exercisable, respectively. The expiration dates for options outstanding at December 31, 2013 range from December 14, 2014 to December 10, 2023 with a weighted average remaining contractual life of 5.7 years.
Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2013 and 2012 was $47,392 and $19,565, respectively. The total options exercisable as of December 31, 2013 had an intrinsic value of $223,061. The total options outstanding as of December 31, 2013 had an intrinsic value of $287,237. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of December 31, 2013 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2013 was $34.73 as reported by the Nasdaq Stock Market, LLC.

This table summarizes information relating to all options outstanding and exercisable at December 31, 2013:

			Options Outstanding at December 31, 2013			Options Exercisable at December 31, 2013
Range of Exercise Prices (Per Share)			Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)
$14.62	-	15.77	5,498,000	$15.13	6.19	4,304,000	$14.95	5.69
17.65	-	19.28	4,921,000	18.27	4.50	4,912,000	18.27	4.49
20.54	-	23.77	4,051,000	22.08	5.70	2,858,000	21.92	4.35
23.86	-	29.61	4,979,000	26.57	5.13	2,492,000	26.57	5.09
31.17	-	33.76	4,188,000	33.15	7.22	35,000	31.17	4.00
			23,637,000			14,601,000
Employee Stock Purchase Plan
The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,600,000 shares for issuance under this plan. At December 31, 2013, 11,658,000 cumulative shares have been issued. There were no material costs incurred by the Company related to the employee stock purchase plan in 2013, 2012 and 2011.
Common Stock Buyback
The Board of Directors, under multiple authorizations, has authorized the purchase of the Company’s common stock on the open market or through private transactions. As of December 31, 2013, the Company had approximately $81,070 of authorization remaining for the purchase of common stock. The following table provides the total number of shares repurchased and the related total costs in 2013, 2012 and 2011:

Year	Total Number of Shares Repurchased	Total Cost
2013	6,789,000	$209,942
2012	7,528,000	155,264
2011	11,109,000	211,165
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Rights Agreement
In December 2008, the Company’s Board of Directors declared a dividend distribution pursuant to a Rights Agreement (the Rights Agreement) which became effective on January 6, 2009. The purpose of the Rights Agreement is to deter coercive or unfair takeover tactics and to prevent a person or group (an Acquiring Person) from acquiring control of the Company without offering a fair price to all shareholders. Under the Rights Agreement, all common shareholders receive one Right for each common share outstanding. Each Right entitles the registered holder to purchase from the Company a unit consisting of one twenty-thousandths of a share of Series A Junior Participating Preferred Shares, $0.05 par value per share, or a combination of securities and assets of equivalent value, at a purchase price of $150.00 per unit, subject to adjustment. The Rights will become exercisable and trade separately from the common stock ten days days following a public announcement that an Acquiring Person has beneficial ownership of more than 20 percent of the outstanding common stock of the Company or the commencement of a tender or exchange offer that would result in an Acquiring Person owning 20 percent or more of the outstanding common stock of the Company. Upon exercise, holders, other than an Acquiring Person, will have the right to purchase the common stock of the Company equal to twice the value of the exercise price of the Rights. In lieu of requiring payment of the purchase price upon exercise of the Rights following certain events, the Company may permit the holders simply to surrender the Rights, in which event they will be entitled to receive common shares and other property, as the case may be, with a value of 50 percent of what could be purchased by payment of the full purchase price. The Rights, which do not have voting rights, will expire on January 6, 2019, and may be redeemed by the Company any time until ten days following the announcement of an Acquiring Person at a price of $0.01 per Right.

Cash Dividends
On May 22, 2013, the Board of Directors declared a cash dividend of $0.20 per share on the Company’s common stock, which was paid on June 25, 2013, to shareholders of record on June 17, 2013. On December 10, 2013, the Board of Directors declared a cash dividend of $0.22 per share on the Company’s common stock, which was paid on January 10, 2014, to shareholders of record on December 23, 2013.
The cash dividends declared in 2013, 2012 and 2011 were $71,665, $108,817 and $48,558 respectively. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.
Noncontrolling Interest
The following table provides a reconciliation of Noncontrolling interest on the Consolidated Statements of Changes in Equity:

Year Ended December 31,	2013	2012	2011
Noncontrolling interest
Beginning balance	$19,149	$16,143	$15,155
Net income attributable to noncontrolling interest	350	1,186	1,691
Foreign currency translation adjustments	(451)	1,820	(703)
Sale of subsidiary (See Note 15)	(19,048)	—	—
Ending balance	$—	$19,149	$16,143

Note 9 – Accumulated Other Comprehensive Income
Other comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that are excluded from net income. For the Company, other comprehensive income includes unrealized gains and losses on available for sale securities and foreign currency translation adjustments. The Company presents other comprehensive income in its Consolidated Statements of Comprehensive Income. Components of Accumulated other comprehensive income consisted of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income
Total accumulated other comprehensive income at January 1, 2011	$1,152	$1,339	$2,491
Less: Total accumulated other comprehensive loss attributable to noncontrolling interest at January 1, 2011	666	—	666
Total accumulated other comprehensive income attributable to SEI Investments Company at January 1, 2011	$1,818	$1,339	$3,157

Other comprehensive loss before reclassifications	(3,195)	1,369	(1,826)
Amounts reclassified from accumulated other comprehensive income	—	(134)	(134)
Total other comprehensive loss	(3,195)	1,235	(1,960)
Less: Total other comprehensive loss attributable to noncontrolling interest	703	—	703
Total other comprehensive loss attributable to SEI Investments Company	$(2,492)	$1,235	$(1,257)

Total accumulated other comprehensive income at December 31, 2011	(2,043)	2,574	531
Less: Total accumulated other comprehensive loss attributable to noncontrolling interest at December 31, 2011	1,369	—	1,369
Total accumulated other comprehensive income attributable to SEI Investments Company at December 31, 2011	$(674)	$2,574	$1,900

Other comprehensive income before reclassifications	5,904	341	6,245
Amounts reclassified from accumulated other comprehensive income	—	(86)	(86)
Total other comprehensive income	5,904	255	6,159
Less: Total other comprehensive income attributable to noncontrolling interest	(1,820)	—	(1,820)
Total other comprehensive income attributable to SEI Investments Company	$4,084	$255	$4,339

Total accumulated other comprehensive income at December 31, 2012	3,861	2,829	6,690
Less: Total accumulated other comprehensive income attributable to noncontrolling interest at December 31, 2012	(451)	—	(451)
Total accumulated other comprehensive income attributable to SEI Investments Company at December 31, 2012	$3,410	$2,829	$6,239

Other comprehensive loss before reclassifications	(3,760)	(1,149)	(4,909)
Amounts reclassified from accumulated other comprehensive income	—	(294)	(294)
Total other comprehensive loss	(3,760)	(1,443)	(5,203)
Less: Total other comprehensive loss attributable to noncontrolling interest	451	—	451
Total other comprehensive loss attributable to SEI Investments Company	$(3,309)	$(1,443)	$(4,752)

Total accumulated other comprehensive income at December 31, 2013	101	1,386	1,487
Less: Total accumulated other comprehensive income attributable to noncontrolling interest at December 31, 2013	—	—	—
Total accumulated other comprehensive income attributable to SEI Investments Company at December 31, 2013	$101	$1,386	$1,487

Note 10 – Employee Benefit Plan
The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $5,664, $5,168 and $4,783 to the Plan in 2013, 2012 and 2011, respectively.
Note 11 – Commitments and Contingencies
The Company leases certain of its facilities, data processing equipment, and software under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its data processing equipment. Rent expense was $21,519, $21,614 and $19,760 in 2013, 2012 and 2011, respectively.
The aggregate noncancellable minimum commitments at December 31, 2013 are:

2014	$7,625
2015	3,918
2016	3,160
2017	2,739
2018 and thereafter	7,697
$25,139
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2013 and 2012 related to these indemnifications.
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
Two of the five actions filed in East Baton Rouge were removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas issued an order and judgment that the causes of action alleged against SEI in the two removed actions were preempted by federal law and the court dismissed these cases with prejudice. Plaintiffs appealed this ruling, and on March 19, 2012, a panel of the Court of Appeals for the Fifth Circuit reversed the decision of the United States District Court and remanded the actions for further proceedings. On July 18, 2012, SEI filed a petition for a writ of certiorari in the United States Supreme Court, seeking review of the decision by the United States Court of Appeals in the Fifth Circuit to permit the claims against SEI to proceed. SEI believes that the trial court correctly concluded that the claims against SEI were barred by the federal Securities Litigation Uniform Standards Act and is requesting that the Supreme Court reinstate that dismissal. On January 18, 2013, the Supreme Court granted the petition for a writ of certiorari. On October 7, 2013, the Supreme Court heard oral argument on the appeal and on February 26, 2014 the Supreme Court affirmed the judgment of the Court of Appeals.

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
SEI and SPTC filed an answer to the East Baton Rouge class action, plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated will not be set for hearing until after the hearing on the class certification motion. The Court in the East Baton Rouge action held a hearing on class certification on September 20, 2012. By oral decision on December 5, 2012 and later entered in a judgment signed on December 17, 2012 that was subsequently amended, the Court in East Baton Rouge certified a class to be composed of persons who purchased any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009; persons who renewed any SIB CD in Louisiana between January 1, 2007 and February 13, 2009; or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. On January 30, 2013, SEI and SPTC filed motions for appeal from the judgments that stated SEI's and SPTC's intention to move to stay the litigation. On February 1, 2013, plaintiffs filed a motion for Leave to File First Amended and Restated Class Action Petition in which they ask the Court to allow them to amend the petition in this case to add additional facts that were developed during discovery and adding claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 15, 2013, SEI filed a motion for new trial, or, in the alternative, for reconsideration of the Court's order allowing amendment. On February 22, 2013, SEI filed a motion to stay proceedings in view of the pending Supreme Court case. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by filing an exception. On March 11, 2013, the insurance carrier defendants filed a notice of removal removing the case to the Middle District of Louisiana and on March 18, 2013, the insurance carrier defendants filed answers. On March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On March 19, 2013, plaintiffs filed a motion to remand, a motion for expedited briefing schedule, expedited status conference and expedited consideration of their motion to remand, a motion for leave to file under seal and a motion for order pursuant to 28 U.S.C. 1447(b) requiring removing defendants to supplement federal court record with certified copy of state court record. These motions are now fully briefed. On March 25, 2013, SEI filed a motion that the court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of removal jurisdiction in an April 12, 2013 order that also dismissed without prejudice a motion to dismiss for lack of jurisdiction and improper venue filed on April 9, 2013 by one of the insurers. On April 1, 2013, the Louisiana Office of Financial Institutions (OFI) filed a motion to remand and sever claims, and a response to that motion by the insurers and opposition to that motion by the plaintiffs were filed on April 22, 2013. Along with the briefing in the Middle District of Louisiana, on March 13, 2013, SEI notified the MDL of this case as a potential tag-along action. On March 19, 2013, plaintiffs notified the MDL that they had filed a motion to remand and asked the panel to decline to issue a conditional transfer order. On March 29, 2013, the MDL issued a conditional transfer order (CTO). On April 18, 2013, OFI filed a motion to vacate the CTO or, in the alternative, stay any ruling to transfer the matter until after the Middle District of Louisiana ruled on OFI's motion to remand and sever. Plaintiffs filed a motion to vacate the CTO on April 19, 2013. SEI's responses to those motions were filed on May 9, 2013. On June 12, 2013, the MDL Panel issued an order notifying the parties that on July 25, 2013, it would consider, without oral argument, Plaintiffs' and OFI's motions to vacate the CTO. On August 7, 2013, the MDL Panel affirmed the CTO and transferred the matter against SEI to the United States District Court for the Northern District of Texas; the MDL Panel also severed the claims against OFI and remanded those claims to the Middle District of Louisiana. On September 11, 2013, defendants filed a motion requesting a status conference with the Court to address the status of all pending motions. On October 4, 2013, Plaintiffs filed a petition for a writ of mandamus asking the United States Court of Appeals for the Fifth Circuit to review the MDL Panel’s transfer Order and on February 14, 2014, the Court denied the petition.
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
A lawsuit entitled Steven Curd and Rebel Curd v. SEI Investments Management Corporation was filed against SIMC in the United States District Court for the Eastern District of Pennsylvania on December 11, 2013. The plaintiffs bring the case as a shareholder derivative action against SIMC on behalf of certain SEI funds. The claims are based on Section 36(b) of the Investment Company Act of 1940, as amended, which allows shareholders of a mutual fund to sue the investment adviser of the fund for an alleged breach of fiduciary duty with respect to compensation received by the adviser. The plaintiffs have brought the suit against SIMC with respect to five specific SEI Funds: the High Yield Bond, Tax-Managed Large Cap, and Tax-Managed Small/Mid Cap Funds, each of which is a series of the SEI Institutional Managed Trust, the Intermediate Term

Municipal Fund, which is a series of the SEI Tax Exempt Trust, and the International Equity Fund, which is a series of the SEI Institutional International Trust. The plaintiffs seek: (1) damages for the funds in the amount of the alleged “excessive” fees earned by SIMC beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees; (2) orders declaring that SIMC allegedly violated Section 36(b) and enjoining SIMC from further alleged violations; and (3) rescission of the advisory contracts between SIMC and the funds, and restitution of all allegedly excessive fees paid beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees. On February 24, 2014, SIMC filed a motion to dismiss the complaint in this lawsuit. While the outcome of this litigation is uncertain given its early phase, SIMC believes that it has valid defenses to plaintiffs' claims and intends to defend the lawsuit vigorously and SIMC is not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.

Note 12 – Income Taxes
The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2013	2012	2011
Current
Federal	$153,856	$112,247	$99,448
State	11,542	5,284	7,067
Foreign	4,727	4,511	4,603
	170,125	122,042	111,118
Deferred, including current deferred
Federal	(2,214)	(2,708)	(2,317)
State	(16,264)	(2,199)	2,477
Foreign	(4,814)	3,970	6
	(23,292)	(937)	166
Income taxes attributable to the noncontrolling interest	91	357	553
Total income taxes	$146,924	$121,462	$111,837
Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.
The components of Net income before income taxes are summarized as follows:

Year Ended December 31,	2013	2012	2011
Domestic	$427,915	$319,907	$309,391
Foreign	7,042	8,046	6,852
	$434,957	$327,953	$316,243
The effective income tax rate differs from the federal income tax statutory rate due to the following:

Year Ended December 31,	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	1.5	1.0	2.0
Foreign tax expense and tax rate differential	0.5	1.6	0.6
Research and development tax credit	(0.8)	—	(0.7)
Domestic Production Activities Deduction	(0.5)	(0.6)	(0.7)
PA Tax Law changes and change in valuation allowance on loss carryforwards	(2.4)	(0.3)	—
Domestic Production Activities Deduction, prior years, net	—	—	(1.5)
Net change in uncertain tax positions (1)	0.1	0.5	0.4
Other, net	0.3	(0.3)	0.1
	33.7%	36.9%	35.2%
 (1) For 2013, (0.23) percent relates to federal issues mainly associated with compilation of foreign tax credits, 0.32 percent relates to state tax issues and the remaining 0.01 percent relates to foreign tax issues. For 2012, 0.15 percent relates to federal issues, 0.33 percent relates to state tax issues and the remaining 0.02 percent relates to foreign tax issues. For 2011, 0.25 percent relates to federal issues and the remaining 0.14 percent relates to state tax issues.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $52,546 at December 31, 2013. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation, including the availability, or lack thereof, of foreign tax credits to reduce a portion of the U.S. liability.
Deferred income taxes for 2013, 2012 and 2011 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company's deferred income tax net liability decreased significantly due to the following: (1) Pennsylvania Tax Law changes enacted on July 18, 2013 which became effective on January 1, 2014. These changes reduced the deferred tax liability which had accumulated during prior years. In accordance with the tax accounting rules, the effect of the law change is recorded in the year in which the law was signed. The primary change that affects the Company results from the reduction of net income apportioned to the State of Pennsylvania. The bill adopts “market-based” sourcing for apportionment. This method apportions sales to the state where the benefits are being derived by the customer. The current method apportions sales of services to the state where the cost was incurred to perform those services; (2) the Company's current payable was increased by unfavorable temporary differences such as stock option compensation which is not currently deductible but will reverse in the future; thus reducing the Company's deferred tax liability; (3) the Company's current payable decreased as a result of the sale of SEI AK. The deferred taxes accrued in 2012 relating to the cumulative undistributed earnings were included in 2013 tax provision.
The net deferred income tax liability is comprised of:

Year Ended December 31,	2013	2012
Current deferred income taxes:
Gross assets	$2,458	$2,012
Gross liabilities	(4,111)	—
	(1,653)	2,012
Valuation allowance	—	—
	(1,653)	2,012
Long-term deferred income taxes:
Gross assets	69,483	63,129
Gross liabilities	(121,317)	(149,708)
	(51,834)	(86,579)
Valuation allowance	(14,738)	(6,879)
	(66,572)	(93,458)
Net deferred income tax liability	$(68,225)	$(91,446)
The valuation allowances against deferred tax assets at December 31, 2013 and 2012 are related to state net operating losses from certain domestic subsidiaries. Certain state tax statutes significantly limit the utilization of net operating losses for domestic subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries.

The tax effect of significant temporary differences representing deferred tax liabilities is:

Year Ended December 31,	2013	2012
Difference in financial reporting and income tax depreciation methods	$(7,043)	$(10,104)
Reserves not currently deductible	235	325
Capitalized software currently deductible for tax purposes, net of amortization	(119,800)	(137,467)
State deferred income taxes	251	5,943
Revenue and expense recognized in different periods for financial reporting and income tax purposes	3,856	4,397
Unrealized holding gain on investments	(308)	(1,428)
Stock-based compensation expense	45,555	42,133
State net operating loss carryforward	21,215	13,883
Valuation allowance on deferred tax assets	(14,738)	(6,879)
Federal benefit of state tax deduction for uncertain tax positions	2,643	2,359
Foreign currency exchange	—	(39)
Foreign deferred including taxes on cumulative undistributed earnings of SEI AK	(91)	(4,569)
Net deferred income tax liability	$(68,225)	$(91,446)
The Company recognizes uncertain tax positions in accordance with the applicable accounting guidance and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, not including interest and penalties, as of December 31, 2013 was $12,028, of which $10,139 would affect the effective tax rate if the Company were to recognize the tax benefit. The gross amount of uncertain tax liability of $4,175 which is expected to be paid within one year is netted against the current payable account while the remaining amount of $8,607 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheets. During the year ended December 31, 2013, the Company recognized $1,022 of previously unrecognized tax benefits relating to the lapse of the statute of limitation for certain state filings.
The Company files a consolidated federal income tax return and separate income tax returns with various states. Certain subsidiaries of the Company file tax returns in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for years before 2010 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2007.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2013	2012	2011
Balance as of January 1	$11,553	$9,410	$5,723
Tax positions related to current year:
Gross additions	1,834	2,196	2,392
Gross reductions	—	—	—
	1,834	2,196	2,392
Tax positions related to prior years:
Gross additions	3,435	1,990	1,992
Gross reductions	—	—	—
	3,435	1,990	1,992
Settlements	(3,772)	(99)	—
Lapses on statute of limitations	(1,022)	(1,944)	(697)
Balance as of December 31	$12,028	$11,553	$9,410
The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits.
The Company classifies all interest and penalties as income tax expense. The Company has recorded $754, $770 and $634 in liabilities for tax related interest and penalties in 2013, 2012 and 2011, respectively.
The Company estimates it will recognize $1,067 of unrecognized tax benefits within the next twelve months due to lapses on the statute of limitation.

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
Note 13 – Business Segment Information
The Company’s reportable business segments are:
Private Banks – provides investment processing and investment management programs to banks and trust institutions, independent wealth advisers and financial advisors worldwide;
Investment Advisors – provides investment management programs to affluent investors through a network of independent registered investment advisors, financial planners and other investment professionals in the United States;
Institutional Investors – provides investment management programs and administrative outsourcing solutions to retirement plan sponsors, hospitals and not-for-profit organizations worldwide;
Investment Managers – provides investment operations outsourcing solutions to fund companies, banking institutions and both traditional and non-traditional investment managers worldwide; and
Investments in New Businesses – focuses on providing investment management programs to ultra-high-net-worth families residing in the United States; developing internet-based investment services and advice solutions; entering new markets; and conducting other research and development activities.
In 2013, 2012 and 2011, no single customer accounted for more than ten percent of revenues in any business segment.
The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2013, 2012 and 2011:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2013
Revenues	$397,138	$241,252	$257,658	$226,081	$4,003	$1,126,132
Expenses	392,399	133,962	133,218	148,977	15,723	824,279
Operating profit (loss)	$4,739	$107,290	$124,440	$77,104	$(11,720)	$301,853
Gain on sale of subsidiary	22,112	—	—	—	—	22,112
Total profit (loss)	$26,851	$107,290	$124,440	$77,104	$(11,720)	$323,965

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2012
Revenues	$364,788	$202,703	$227,889	$193,484	$3,658	$992,522
Expenses	357,001	120,146	116,546	127,525	14,954	736,172
Operating profit (loss)	$7,787	$82,557	$111,343	$65,959	$(11,296)	$256,350

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2011
Revenues	$348,122	$189,780	$210,027	$177,975	$3,823	$929,727
Expenses	339,339	110,438	106,585	115,963	11,559	683,884
Operating profit (loss)	$8,783	$79,342	$103,442	$62,012	$(7,736)	$245,843

A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 is as follows:

Year Ended December 31,	2013	2012	2011
Total operating profit from segments above	$301,853	$256,350	$245,843
Corporate overhead expenses	(53,733)	(45,759)	(43,398)
Noncontrolling interest reflected in segments	289	975	1,620
Income from operations	$248,409	$211,566	$204,065
The following tables provide additional information for the years ended December 31, 2013, 2012 and 2011 pertaining to our business segments:

	Capital Expenditures			Depreciation
Year Ended December 31,	2013	2012	2011	2013	2012	2011
Private Banks	$34,258	$32,509	$35,045	$15,506	$15,226	$15,648
Investment Advisors	12,611	11,193	11,933	2,091	1,981	2,251
Institutional Investors	2,712	2,781	2,059	893	1,012	1,079
Investment Managers	4,871	5,494	3,081	1,970	1,914	1,809
Investments in New Businesses	639	632	577	1,589	1,716	114
Total from business segments	$55,091	$52,609	$52,695	$22,049	$21,849	$20,901
Corporate Overhead	760	1,465	530	448	737	570
	$55,851	$54,074	$53,225	$22,497	$22,586	$21,471

	Amortization
Year Ended December 31,	2013	2012	2011
Private Banks	$22,379	$22,218	$18,081
Investment Advisors	8,234	7,167	6,201
Institutional Investors	1,274	1,208	864
Investment Managers	851	804	580
Investments in New Businesses	1,636	1,249	433
Total from business segments	$34,374	$32,646	$26,159
Corporate Overhead	228	612	1,129
	$34,602	$33,258	$27,288

	Total Assets
	2013	2012
Private Banks	$430,613	$481,602
Investment Advisors	124,028	120,255
Institutional Investors	97,816	99,461
Investment Managers	122,969	118,221
Investments in New Businesses	6,064	5,846
Total from business segments	$781,490	$825,385
Corporate Overhead (1)	657,679	484,439
	$1,439,169	$1,309,824
(1) Unallocated assets primarily consist of cash and cash equivalents, marketable securities, and certain other shared services assets.
The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2013	2012	2011
United States	$962,266	$843,407	$785,506
International operations	163,866	149,115	144,221
	$1,126,132	$992,522	$929,727

The following table presents assets based on their location:

	2013	2012
United States	$1,231,565	$1,066,451
International operations	207,604	243,373
	$1,439,169	$1,309,824
Note 14 – Related Party Transactions
The Company, either by itself or through its wholly-owned subsidiaries, is a party to Investment Advisory and Administration Agreements with regulated investment companies (RICs) and other investment products which are administered by the Company. These investment products are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, the Company receives a fee for providing investment advisory, administrative, and accounting services. The investment advisory and administration fee is a fixed percentage, referred to as basis points, of the average daily net assets, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $422,825, $380,645 and $364,602 in 2013, 2012 and 2011, respectively. The Company is also a party to various agreements with several RICs which are advised and/or administered by the Company. The Company receives a fee for providing shareholder, administrative and distribution services pursuant to the provisions of various shareholder service, administrative service, and distribution plans adopted by the RICs. These fees totaled $47,988, $37,827 and $39,017 in 2013, 2012 and 2011, respectively. A portion of the transaction costs incurred by the RICs for securities transactions are directed to the Company’s broker-dealer subsidiary in its capacity as an introducing broker-dealer. The Company recognized $620, $1,213 and $2,772 in commissions during 2013, 2012 and 2011, respectively.
Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various RICs sponsored by SEI.

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
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Barings Asset Management Limited. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014 and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. The Company expects to receive the full amount of the portion of the contingent purchase price related to the one-year period ended December 31, 2013 during the three months ended March 31, 2014. Also, the net working capital of SEI AK at closing in excess of required regulatory capital, and subject to certain other adjustments, was distributed to the Company, MetLife and IFC in accordance with the ownership interests. Without regard to the contingent purchase price, the Company recognized a gain of $22,112, or $0.08 diluted and basic earnings per share, during 2013 as a result of the sale. The Company's gain from the sale of SEI AK is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.
Excluding the contingent purchase price, the Company received gross proceeds of $56,879 from the sale. The Company incurred $2,545 in transaction costs during 2013 for net proceeds of $54,334 resulting from the sale. The net effect of the cash received from the sale and the transfer of cash balances to the owners is reflected in Sale of subsidiary, net of cash transferred in the investing section of the Consolidated Statement of Cash flows.
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

The operating results of SEI AK were included in the Private Banks business segment. SEI AK revenues and net income included in the Company's Consolidated Statement of Operations were as follows:

	For the Period January 1, 2013 through March 28, 2013

		2012	2011
Revenues	$2,889	$11,514	$11,932

Net income	$796	$2,703	$3,851
Less: Income attributable to the noncontrolling interests	(350)	(1,186)	(1,691)
Net income attributable to SEI AK	$446	$1,517	$2,160
Note 16 – Settlement Agreement
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
Note 17 – Quarterly Financial Data (Unaudited)

	For the Three Months Ended
2013	March 31	June 30	September 30	December 31
Revenues	$271,879	$274,574	$280,655	$299,024
Income before income taxes	$110,962	$129,387	$93,986	$101,063
Net income attributable to SEI	$71,920	$83,494	$67,195	$65,515
Basic earnings per share	$0.42	$0.48	$0.39	$0.39
Diluted earnings per share	$0.41	$0.47	$0.38	$0.37

Effective income tax rate	34.9%	35.5%	28.5%	35.2%

Gain on sale of subsidiary (Note 15)	$22,112	$—	$—	$—
Diluted earnings per share (1)	$0.08	$—	$—	$—

Settlement agreement (Note 16)	$—	$43,429	$—	$—
Diluted earnings per share (2)	$—	$0.16	$—	$—
(1) Attributable to gain on sale of subsidiary.
(2) Attributable to settlement agreement.

	For the Three Months Ended
2012	March 31	June 30	September 30	December 31
Revenues	$237,898	$241,237	$251,752	$261,635
Income before income taxes	$79,950	$78,501	$83,501	$87,544
Net income attributable to SEI	$49,965	$49,555	$50,743	$56,585
Basic earnings per share	$0.28	$0.28	$0.29	$0.33
Diluted earnings per share	$0.28	$0.28	$0.29	$0.32

Effective income tax rate	37.2%	36.6%	39.0%	35.0%

Total SIV-related gains	$2,882	$1,072	$3,389	$5,897
Diluted earnings per share (3)	$0.01	$—	$0.01	$0.02
(3) Attributable to SIV-related gains.

Schedule II - Valuation and Qualifying Accounts and Reserves	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2013	$805	$—	$—	$(154)	$651
2012	924	—	—	(119)	805
2011	1,195	—	—	(271)	924
Deferred income tax valuation allowance:
2013	$6,879	$(485)	$8,344	$—	$14,738
2012	8,585	(1,706)	—	—	6,879
2011	9,008	(423)	—	—	8,585

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ALFRED P. WEST, JR., 71, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.
KEVIN P. BARR, 48, has been an employee of the Company since May 2000. Mr. Barr has been an Executive Vice President since May 2008.
ROBERT F. CRUDUP, 66, has been an employee of the Company since 1987. Mr. Crudup has been an Executive Vice President since January 2001.
KATHY C. HEILIG, 55, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999. Ms. Heilig was Treasurer from May 1997 to May 2005.
N. JEFFREY KLAUDER, 61, has been Executive Vice President and General Counsel of the Company since August 2004. Prior to August 2004, Mr. Klauder was a partner of Morgan Lewis & Bockius, LLP, a law firm.
EDWARD D. LOUGHLIN, 63, has been an employee of the Company since September 1979. Mr. Loughlin has been an Executive Vice President since May 1993 and a Senior Vice President since January 1988.
DENNIS J. MCGONIGLE, 53, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and a Senior Vice President since May 1995.
STEPHEN G. MEYER, 49, has been an employee of the Company since November 1992. Mr. Meyer has been an Executive Vice President since December 2006 and a Senior Vice President since December 2005.
JOSEPH P. UJOBAI, 52, has been an employee of the Company since May 1998. Mr. Ujobai has been an Executive Vice President since May 2003 and a Senior Vice President since January 2001.
WAYNE M. WITHROW, 58, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and a Senior Vice President since January 1994. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.
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
The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2013. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	23,636,549	$22.58	743,872
Equity compensation plans not approved by security holders	—	—	—
Total	23,636,549	$22.58	743,872
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
As of December 31, 2013, options to acquire 17,552,500 shares were outstanding under the 2007 Plan, out of a total of 20,000,000 shares of common stock reserved for issuance under the 2007 Plan. A total of 743,872 shares of common stock remain available for issuance under the 2007 Plan for future grants.
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
As of December 31, 2013, options to acquire 6,084,049 shares were outstanding under the 1998 Plan, out of a total of 40,444,000 shares of common stock reserved for issuance under the 1998 Plan.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2013 and 2012
Consolidated Statements of Operations — For the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Equity — For the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows — For the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2013, 2012 and 2011
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

SEI INVESTMENTS COMPANY

Date:	February 27, 2014	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date:	February 27, 2014	By:	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Chairman of the Board, Chief Executive Officer, and
Director

Date:	February 27, 2014	By:	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date:	February 27, 2014	By:	/s/ Richard B. Lieb
Richard B. Lieb
Director

Date:	February 27, 2014	By:	/s/ William M. Doran
William M. Doran
Director

Date:	February 27, 2014	By:	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date:	February 27, 2014	By:	/s/ Sarah W. Blumenstein
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

99.3
Financial Statements of LSV Asset Management dated December 31, 2012 and 2011. (Incorporated by reference to exhibit 99.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)

99.4	*	Financial Statements of LSV Asset Management dated December 31, 2013 and 2012.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.