Form 10-Q
period 2014-03-31
SEI INVESTMENTS CO
filed 2014-04-23
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 22, 2014 was 169,159,403.

1 of 35

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$545,552	$578,273
Restricted cash	5,500	5,500
Receivables from regulated investment companies	43,272	39,364
Receivables, net of allowance for doubtful accounts of $626 and $651	207,724	186,664
Securities owned	21,153	21,133
Other current assets	19,432	16,166
Total Current Assets	842,633	847,100
Property and Equipment, net of accumulated depreciation of $225,597 and $220,064	121,039	118,995
Capitalized Software, net of accumulated amortization of $189,219 and $180,062	312,866	312,615
Investments Available for Sale	81,660	83,323
Trading Securities	4,914	4,849
Investment in Unconsolidated Affiliates	61,756	61,370
Other Assets, net	14,113	10,917
Total Assets	$1,438,981	$1,439,169

Liabilities and Equity
Current Liabilities:
Accounts payable	$8,373	$16,235
Accrued liabilities	141,664	188,123
Deferred income taxes, net	1,604	1,653
Deferred revenue	2,078	1,977
Total Current Liabilities	153,719	207,988
Deferred Income Taxes	71,578	66,572
Other Long-term Liabilities	9,312	8,607
Total Liabilities	234,609	283,167
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 169,071 and 169,242 shares issued and outstanding	1,691	1,692
Capital in excess of par value	758,645	721,219
Retained earnings	444,022	431,604
Accumulated other comprehensive income, net	14	1,487
Total Shareholders' Equity	1,204,372	1,156,002
Total Liabilities and Shareholders' Equity	$1,438,981	$1,439,169
The accompanying notes are an integral part of these consolidated financial statements.

2 of 35

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Asset management, administration and distribution fees	$225,071	$198,633
Information processing and software servicing fees	69,178	64,532
Transaction-based and trade execution fees	8,137	8,714
Total revenues	302,386	271,879
Expenses:
Subadvisory, distribution and other asset management costs	34,012	27,934
Software royalties and other information processing costs	8,553	7,487
Brokerage commissions	5,979	6,512
Compensation, benefits and other personnel	94,424	88,610
Stock-based compensation	2,823	5,293
Consulting, outsourcing and professional fees	34,933	31,849
Data processing and computer related	12,620	12,058
Facilities, supplies and other costs	15,852	18,148
Amortization	9,214	8,242
Depreciation	5,584	5,704
Total expenses	223,994	211,837
Income from operations	78,392	60,042
Net gain from investments	136	280
Interest and dividend income	777	1,053
Interest expense	(113)	(113)
Equity in earnings of unconsolidated affiliates	31,891	27,588
Gain on sale of subsidiary	5,582	22,112
Income before income taxes	116,665	110,962
Income taxes	41,845	38,692
Net income	74,820	72,270
Less: Net income attributable to the noncontrolling interest	—	(350)
Net income attributable to SEI Investments Company	$74,820	$71,920
Basic earnings per common share	$0.44	$0.42
Shares used to compute basic earnings per share	169,306	172,598
Diluted earnings per common share	$0.43	$0.41
Shares used to compute diluted earnings per share	173,828	176,005
The accompanying notes are an integral part of these consolidated financial statements.

3 of 35

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2014		2013
Net income		$74,820		$72,270
Other comprehensive loss, net of tax:
Foreign currency translation adjustments		(1,966)		(5,307)
Unrealized gain (loss) on investments:
Unrealized gains during the period, net of income taxes of $(295) and $41	538		121
Less: reclassification adjustment for gains realized in net income, net of income taxes of $25 and $119	(45)	493	(221)	(100)
Total other comprehensive loss, net of tax		(1,473)		(5,407)
Comprehensive income		$73,347		$66,863
Comprehensive loss attributable to the noncontrolling interest		—		101
Comprehensive income attributable to SEI Investments Company		$73,347		$66,964
The accompanying notes are an integral part of these consolidated financial statements.

4 of 35

SEI Investments Company
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$74,820	$72,270
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	(30,878)	(32,795)
Net cash provided by operating activities	43,942	39,475
Cash flows from investing activities:
Additions to property and equipment	(7,627)	(1,744)
Additions to capitalized software	(9,408)	(6,048)
Purchases of marketable securities	(6,645)	(11,578)
Prepayments and maturities of marketable securities	9,077	9,835
Sales of marketable securities	—	4,211
Sale of subsidiary, net of cash transferred	—	(26,694)
Other	—	20
Net cash used in investing activities	(14,603)	(31,998)
Cash flows from financing activities:
Purchase and retirement of common stock	(65,948)	(34,466)
Proceeds from issuance of common stock	35,793	24,278
Tax benefit on stock options exercised	5,409	2,563
Payment of dividends	(37,314)	—
Net cash used in financing activities	(62,060)	(7,625)
Net decrease in cash and cash equivalents	(32,721)	(148)
Cash and cash equivalents, beginning of period	578,273	452,247
Cash and cash equivalents, end of period	$545,552	$452,099
The accompanying notes are an integral part of these consolidated financial statements.

5 of 35

Notes to Consolidated Financial Statements
(all figures are in thousands except share and per share data)

Note 1.    Summary of Significant Accounting Policies
Nature of Operations
SEI Investments Company (the Company), a Pennsylvania corporation, provides investment processing, investment management, and investment operations solutions to financial institutions, financial advisors, institutional investors, investment managers and ultra-high-net-worth families in the United States, Canada, the United Kingdom, continental Europe and various other locations throughout the world. Investment processing solutions consist of application and business process outsourcing services, professional services and transaction-based services. Revenues from investment processing solutions are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations, except for fees earned associated with trade execution services which are recognized in Transaction-based and trade execution fees.
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of March 31, 2014, the results of operations for the three months ended March 31, 2014 and 2013, and cash flows for the three month periods ended March 31, 2014 and 2013. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
There have been no significant changes in significant accounting policies during the three months ended March 31, 2014 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Cash and Cash Equivalents
Cash and cash equivalents includes $368,882 and $387,201 at March 31, 2014 and December 31, 2013, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are considered Level 1 assets.
Restricted Cash
Restricted cash includes $5,000 at March 31, 2014 and December 31, 2013 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $500 at March 31, 2014 and December 31, 2013, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
Capitalized Software
The Company capitalized $9,408 and $6,048 of software development costs during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, capitalized software placed into service included on the accompanying Consolidated Balance Sheet had a weighted average remaining life of approximately 8.3 years. Amortization expense related to capitalized software was $9,157 and $8,186 during the three months ended March 31, 2014 and 2013, respectively.

6 of 35

Software development costs capitalized during the three months ended March 31, 2014 and 2013 relate to the continued development of the SEI Wealth PlatformSM (the Platform). As of March 31, 2014, the net book value of the Platform was $312,819, net of accumulated amortization of $159,034. Capitalized software development costs in-progress at March 31, 2014 associated with future releases to the Platform were $12,204. The Platform has an estimated useful life of 15 years and a weighted average remaining life of 8.3 years. Amortization expense for the Platform was $9,110 and $8,068 during the three months ended March 31, 2014 and 2013, respectively.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 are:

	For the Three Months Ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$74,820	169,306,000	$0.44
Dilutive effect of stock options	—	4,522,000
Diluted earnings per common share	$74,820	173,828,000	$0.43

	For the Three Months Ended March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$71,920	172,598,000	$0.42
Dilutive effect of stock options	—	3,407,000
Diluted earnings per common share	$71,920	176,005,000	$0.41
Employee stock options to purchase 4,389,000 and 6,863,000 shares of common stock, with an average exercise price of $32.40 and $28.05, were outstanding during the three months ended March 31, 2014 and 2013, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

7 of 35

Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2014	2013
Net income	$74,820	$72,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,584	5,704
Amortization	9,214	8,242
Equity in earnings of unconsolidated affiliates	(31,891)	(27,588)
Distributions received from unconsolidated affiliate	31,505	27,821
Stock-based compensation	2,823	5,293
Provision for losses on receivables	(25)	216
Deferred income tax expense	4,686	(7,730)
Gain from sale of SEI AK	(5,582)	(22,112)
Net gain from investments	(136)	(280)
Change in other long-term liabilities	705	368
Change in other assets	(3,273)	2,832
Other	(1,901)	(7,996)
Change in current asset and liabilities
Decrease (increase) in
Restricted cash for broker-dealer operations	—	500
Receivables from regulated investment companies	(3,908)	(5,473)
Receivables	(15,453)	(9,127)
Other current assets	(3,266)	(2,466)
Increase (decrease) in
Accounts payable	(7,862)	(4,618)
Accrued liabilities	(12,199)	4,571
Deferred revenue	101	(952)
Total adjustments	(30,878)	(32,795)
Net cash provided by operating activities	$43,942	$39,475

Note 2.	Investment in Unconsolidated Affiliates
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a Delaware general partnership. LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a small number of SEI-sponsored mutual funds. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s total partnership interest in LSV was approximately 39.3 percent and 39.8 percent during the three months ended March 31, 2014 and 2013, respectively. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
At March 31, 2014, the Company’s total investment in LSV was $51,306. The investment in LSV exceeded the underlying equity in the net assets of LSV by $3,062 which is considered goodwill embedded in the investment. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV for $31,505 and $27,821 in the three months ended March 31, 2014 and 2013, respectively.

8 of 35

The Company’s proportionate share in the earnings of LSV was $32,216 and $27,806 during the three months ended March 31, 2014 and 2013, respectively.
The following table contains the condensed statements of operations of LSV for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Revenues	$95,773	$80,916
Net income	81,923	70,180
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
As of April 22, 2014, the remaining unpaid principal balance of the term loan was $365. LSV Employee Group II has met all financial obligations to date regarding the scheduled repayment of the term loan since its origination. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group II and, furthermore, fully expects that LSV Employee Group II will meet all of their future obligations regarding the term loan.
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
As of April 22, 2014, the remaining unpaid principal balances of the term loans guaranteed by LSV and the Company were $6,374 and $45,000, respectively. LSV Employee Group III has met all financial obligations to date regarding the scheduled repayment of the term loans since origination. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.
Investment in Gao Fu Limited
The Company has an investment in Gao Fu Limited (Gao Fu), a wealth services firm based in Shanghai in the Republic of China. The Company accounts for its interest in Gao Fu using the equity method. At March 31, 2014, the Company's total investment in Gao Fu was $10,450. The Company's proportionate share in the losses of Gao Fu was $325 and $218 during the three months ended March 31, 2014 and 2013, respectively.

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

9 of 35

equity investments in the VIEs. Both of these items are not significant. The Company has no other financial obligation to the VIEs.
Amounts relating to fees due from the VIEs included in Receivables and amounts relating to equity investments in the VIEs included in Investments Available for Sale on the Company’s Consolidated Balance Sheets are not significant to the total assets of the Company.

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2014	December 31, 2013
Trade receivables	$56,596	$44,502
Fees earned, not billed	136,956	128,248
Other receivables	14,798	14,565
	208,350	187,315
Less: Allowance for doubtful accounts	(626)	(651)
	$207,724	$186,664
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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2014	December 31, 2013
Buildings	$138,437	$138,426
Equipment	71,838	70,117
Land	9,997	9,929
Purchased software	98,472	96,268
Furniture and fixtures	17,081	17,060
Leasehold improvements	5,173	4,670
Construction in progress	5,638	2,589
	346,636	339,059
Less: Accumulated depreciation	(225,597)	(220,064)
Property and Equipment, net	$121,039	$118,995
The Company recognized $5,584 and $5,704 in depreciation expense related to property and equipment for the three months ended March 31, 2014 and 2013, respectively.

10 of 35

Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2014	December 31, 2013
Accrued employee compensation	$29,353	$69,256
Accrued employee benefits and other personnel	5,683	9,647
Accrued consulting, outsourcing and professional fees	23,475	19,311
Accrued sub-advisory, distribution and other asset management fees	25,050	25,018
Accrued income taxes	26,922	—
Accrued dividend payable	—	37,314
Other accrued liabilities	31,181	27,577
Total accrued liabilities	$141,664	$188,123

Note 5.    Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in equity and fixed-income mutual funds that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed pass-through certificates, Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes and investment grade commercial paper. The Company's Level 2 financial assets, with the exception of the GNMA securities, were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The GNMA mortgage-backed pass-through certificates were purchased for the sole purpose of satisfying specific regulatory requirements imposed on our wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC). As a result, the Company's Level 2 financial assets are limited to only these types of fixed income securities. The valuation of the Company's Level 2 financial assets are based upon securities pricing policies and procedures utilized by third-party pricing vendors. The pricing policies and procedures applied during the three months ended March 31, 2014 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2013. The Company had no Level 3 financial assets or liabilities at March 31, 2014 or December 31, 2013. There were no transfers of financial assets between levels within the fair value hierarchy during the three months ended March 31, 2014.
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At March 31, 2014
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,713	$11,713	$—
Fixed income available-for-sale securities	69,947	—	69,947
Fixed income securities owned	21,153	—	21,153
Trading securities	4,914	4,914	—
	$107,727	$16,627	$91,100

11 of 35

	At December 31, 2013
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,633	$11,633	$—
Fixed income available-for-sale securities	71,690	—	71,690
Fixed income securities owned	21,133	—	21,133
Trading securities	4,849	4,849	—
	$109,305	$16,482	$92,823

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At March 31, 2014
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$7,559	$1,363	$—	$8,922
Equities and other mutual funds	2,719	72	—	2,791
Debt securities	68,803	1,144	—	69,947
	$79,081	$2,579	$—	$81,660

	At December 31, 2013
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$7,612	$1,242	$—	$8,854
Equities and other mutual funds	2,615	164	—	2,779
Debt securities	71,280	410	—	71,690
	$81,507	$1,816	$—	$83,323
Net unrealized gains at March 31, 2014 and December 31, 2013 were $1,879 (net of income tax expense of $700) and $1,386 (net of income tax expense of $430), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $119 and gross realized losses of $49 from available-for-sale securities during the three months ended March 31, 2014. There were gross realized gains of $439 and gross realized losses of $99 from available-for-sale securities during the three months ended March 31, 2013. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income, are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.
The Company’s investments in debt securities are issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased to satisfy applicable regulatory requirements of SPTC and have maturity dates which range from 2020 to 2043.
Trading Securities
The Company records all of its trading securities on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.
Trading securities of the Company primarily consist of an investment related to the startup of mutual funds sponsored by LSV. These mutual funds are U.S. dollar denominated funds that invests primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $4,914 and $4,849 at March 31, 2014 and December 31, 2013,

12 of 35

respectively. There were no material gross realized gains or losses from the funds during the three months ended March 31, 2014 and 2013, respectively.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,153 and $21,133 at March 31, 2014 and December 31, 2013, respectively. There were no material net gains or losses from the change in fair value of the securities during the three months ended March 31, 2014 and 2013.

Note 7.    Lines of Credit
The Company has a five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 1.25 percent above LIBOR. There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings under the Credit Facility at March 31, 2014. The Company was in compliance with all covenants of the Credit Facility during the three months ended March 31, 2014.
The Company’s Canadian subsidiary has a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The Canadian Credit Facility has no stated expiration date. The amount of the facility is limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. The Canadian Credit Facility does not contain any covenants which restrict the liquidity or capital resources of the Company. The Company had no borrowings under the Canadian Credit Facility at March 31, 2014. The Company was in compliance with all covenants of the Canadian Credit Facility during the three months ended March 31, 2014.

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

13 of 35

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended March 31, 2014 and 2013, respectively, as follows:

	Three Months Ended March 31,
	2014	2013
Stock-based compensation expense	$2,823	$5,293
Less: Deferred tax benefit	(1,011)	(1,916)
Stock-based compensation expense, net of tax	$1,812	$3,377
As of March 31, 2014, there was approximately $36,019 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2014 was $35,261. The total options exercisable as of March 31, 2014 had an intrinsic value of $179,917. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2014 and the weighted average exercise price of the shares. The market value of the Company’s common stock as of March 31, 2014 was $33.61 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31, 2014 was $19.53. Total options that were outstanding and exercisable as of March 31, 2014 were 21,843,000 and 12,778,000, respectively.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 2,048,000 shares at a total cost of $69,002 during the three months ended March 31, 2014. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of April 22, 2014, the Company has $212,068 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 9.    Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Total
Balance, January 1, 2014	$101	$1,386	$1,487

Other comprehensive income before reclassifications	(1,966)	538	(1,428)
Amounts reclassified from accumulated other comprehensive income	—	(45)	(45)
Net current-period other comprehensive income	(1,966)	493	(1,473)

Balance, March 31, 2014	$(1,865)	$1,879	$14

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

14 of 35

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2014 and 2013. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended March 31, 2014 and 2013.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2014
Revenues	$105,179	$66,424	$68,657	$61,008	$1,118	$302,386
Expenses	100,190	34,577	34,095	39,184	4,249	212,295
Operating profit (loss)	$4,989	$31,847	$34,562	$21,824	$(3,131)	$90,091
Gain on sale of subsidiary	5,582	—	—	—	—	5,582
Total profit (loss)	$10,571	$31,847	$34,562	$21,824	$(3,131)	$95,673

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2013
Revenues	$98,746	$55,191	$63,162	$53,820	$960	$271,879
Expenses	96,298	31,625	31,509	35,162	3,738	198,332
Operating profit (loss)	$2,448	$23,566	$31,653	$18,658	$(2,778)	$73,547
Gain on sale of subsidiary	22,112	—	—	—	—	22,112
Total profit (loss)	$24,560	$23,566	$31,653	$18,658	$(2,778)	$95,659
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 is as follows:

	2014	2013
Total operating profit from segments above	$90,091	$73,547
Corporate overhead expenses	(11,699)	(13,794)
Noncontrolling interest reflected in segments	—	289
Income from operations	$78,392	$60,042

15 of 35

The following tables provide additional information for the three months ended March 31, 2014 and 2013 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2014	2013	2014	2013
Private Banks	$8,798	$4,851	$3,732	$3,933
Investment Advisors	3,589	1,775	491	509
Institutional Investors	1,288	363	209	230
Investment Managers	2,135	623	512	462
Investments in New Businesses	580	88	530	454
Total from business segments	$16,390	$7,700	$5,474	$5,588
Corporate overhead	645	92	110	116
	$17,035	$7,792	$5,584	$5,704

	Amortization
	2014	2013
Private Banks	$5,952	$5,336
Investment Advisors	2,197	1,957
Institutional Investors	341	302
Investment Managers	227	202
Investments in New Businesses	440	388
Total from business segments	$9,157	$8,185
Corporate overhead	57	57
	$9,214	$8,242

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at March 31, 2014 and December 31, 2013 was $12,683 and $12,028, respectively, exclusive of interest and penalties, of which $10,789 and $10,139 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2014 and December 31, 2013, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $825 and $754, respectively.

	March 31, 2014	December 31, 2013
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$12,683	$12,028
Interest and penalties on unrecognized benefits	825	754
Total gross uncertain tax positions	$13,508	$12,782
Amount included in Current liabilities	$4,196	$4,175
Amount included in Other long-term liabilities	9,312	8,607
	$13,508	$12,782
The Company’s effective tax rate was 35.9 percent and 34.9 percent for the three months ended March 31, 2014 and 2013, respectively. The increase in the 2014 tax rate was primarily due to the research and development tax credit. The Company's first quarter 2014 tax rate reflects no benefit for the tax credit due to the expiration of the credit on December 31, 2013, whereas the Company's first quarter 2013 tax rate reflects the benefit of the tax credit for 2012 and 2013.

16 of 35

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law which reinstated the research and development credit retroactively from January 1, 2012 through December 31, 2013. Current accounting guidance requires the determination of current and deferred taxes be based upon the provisions of the enacted tax law as of the balance sheet date. Since the Act was not signed into law until January 2, 2013, the effect of the 2012 research and development tax credit was therefore reflected in the Company's 2013 tax rate. Since the research and development tax credit expired as of December 31, 2013, no credit was reflected in the Company's 2014 tax rate. The increase in tax rate was partially offset by an increase in the portion of pre-tax income in certain foreign jurisdictions which is taxed at a lower rate during the three months ended March 31, 2014.
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
The Company estimates it will recognize $4,196 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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
Two of the five actions filed in East Baton Rouge were removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas issued an order and judgment that the causes of action alleged against SEI in the two removed actions were preempted by federal law and the court dismissed these cases with prejudice. Plaintiffs appealed this ruling, and on March 19, 2012, a panel of the Court of Appeals for the Fifth Circuit reversed the decision of the United States District Court and remanded the actions for further proceedings. On July 18, 2012, SEI filed a petition for a writ of certiorari in the United States Supreme Court, seeking review of the decision by the United States Court of Appeals in the Fifth Circuit to permit the claims against SEI to proceed. SEI believes that the trial court correctly concluded that the claims against SEI were barred by the federal Securities Litigation Uniform Standards Act and requested that the Supreme Court reinstate that dismissal. On January 18, 2013, the Supreme Court granted the petition for a writ of certiorari. On October 7, 2013, the Supreme Court heard oral argument on the appeal and on February 26, 2014 the Supreme Court affirmed the judgment of the Court of Appeals.
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
SEI and SPTC filed an answer to the East Baton Rouge class action, plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated would not be

17 of 35

set for hearing until after the hearing on the class certification motion. The Court in the East Baton Rouge action held a hearing on class certification on September 20, 2012. By oral decision on December 5, 2012 and later entered in a judgment signed on December 17, 2012 that was subsequently amended, the Court in East Baton Rouge certified a class to be composed of persons who purchased any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009; persons who renewed any SIB CD in Louisiana between January 1, 2007 and February 13, 2009; or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. On January 30, 2013, SEI and SPTC filed motions for appeal from the judgments that stated SEI's and SPTC's intention to move to stay the litigation. On February 1, 2013, plaintiffs filed a motion for Leave to File First Amended and Restated Class Action Petition in which they ask the Court to allow them to amend the petition in this case to add additional facts that were developed during discovery and adding claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 15, 2013, SEI filed a motion for new trial, or, in the alternative, for reconsideration of the Court's order allowing amendment. On February 22, 2013, SEI filed a motion to stay proceedings in view of the pending Supreme Court case. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by filing an exception. On March 11, 2013, the insurance carrier defendants filed a notice of removal removing the case to the Middle District of Louisiana and on March 18, 2013, the insurance carrier defendants filed answers. On March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On March 19, 2013, plaintiffs filed a motion to remand, a motion for expedited briefing schedule, expedited status conference and expedited consideration of their motion to remand, a motion for leave to file under seal and a motion for order pursuant to 28 U.S.C. 1447(b) requiring removing defendants to supplement federal court record with certified copy of state court record. These motions are now fully briefed. On March 25, 2013, SEI filed a motion that the court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of removal jurisdiction in an April 12, 2013 order that also dismissed without prejudice a motion to dismiss for lack of jurisdiction and improper venue filed on April 9, 2013 by one of the insurers. On April 1, 2013, the Louisiana Office of Financial Institutions (OFI) filed a motion to remand and sever claims, and a response to that motion by the insurers and opposition to that motion by the plaintiffs were filed on April 22, 2013. Along with the briefing in the Middle District of Louisiana, on March 13, 2013, SEI notified the MDL of this case as a potential tag-along action. On March 19, 2013, plaintiffs notified the MDL that they had filed a motion to remand and asked the panel to decline to issue a conditional transfer order. On March 29, 2013, the MDL issued a conditional transfer order (CTO). On April 18, 2013, OFI filed a motion to vacate the CTO or, in the alternative, stay any ruling to transfer the matter until after the Middle District of Louisiana ruled on OFI's motion to remand and sever. Plaintiffs filed a motion to vacate the CTO on April 19, 2013. SEI's responses to those motions were filed on May 9, 2013. On June 12, 2013, the MDL Panel issued an order notifying the parties that on July 25, 2013, it would consider, without oral argument, Plaintiffs' and OFI's motions to vacate the CTO. On August 7, 2013, the MDL Panel affirmed the CTO and transferred the matter against SEI to the United States District Court for the Northern District of Texas; the MDL Panel also severed the claims against OFI and remanded those claims to the Middle District of Louisiana. On September 11, 2013, defendants filed a motion requesting a status conference with the Court to address the status of all pending motions. On October 4, 2013, Plaintiffs filed a petition for a writ of mandamus asking the United States Court of Appeals for the Fifth Circuit to review the MDL Panel’s transfer Order and on February 14, 2014, the Court denied the petition.
While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuits vigorously. Because of the uncertainty of the make-up of the classes, the specific theories of liability that may survive a motion for summary judgment or other dispositive motion, the lack of discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the foregoing lawsuits.
A lawsuit entitled Steven Curd and Rebel Curd v. SEI Investments Management Corporation (SIMC) was filed against SIMC in the United States District Court for the Eastern District of Pennsylvania on December 11, 2013. The plaintiffs bring the case as a shareholder derivative action against SIMC on behalf of certain SEI funds. The claims are based on Section 36(b) of the Investment Company Act of 1940, as amended, which allows shareholders of a mutual fund to sue the investment adviser of the fund for an alleged breach of fiduciary duty with respect to compensation received by the adviser. The plaintiffs have brought the suit against SIMC with respect to five specific SEI Funds: the High Yield Bond, Tax-Managed Large Cap, and Tax-Managed Small/Mid Cap Funds, each of which is a series of the SEI Institutional Managed Trust, the Intermediate Term Municipal Fund, which is a series of the SEI Tax Exempt Trust, and the International Equity Fund, which is a series of the SEI Institutional International Trust. The plaintiffs seek: (1) damages for the funds in the amount of the alleged “excessive” fees earned by SIMC beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees; (2) orders declaring that SIMC allegedly violated Section 36(b) and enjoining SIMC from further alleged violations; and (3) rescission of the advisory contracts between SIMC and the funds, and restitution of all allegedly excessive fees paid beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees. On February 24, 2014, SIMC filed a motion to dismiss the complaint in this lawsuit. While the outcome of this litigation is uncertain given its early phase, SIMC believes that it has valid defenses to plaintiffs' claims and intends to defend the lawsuit vigorously and SIMC is not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.

18 of 35

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
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Barings Asset Management Limited. The net working capital of SEI AK at closing in excess of required regulatory capital, and subject to certain other adjustments, was distributed to the Company, MetLife and IFC in accordance with the ownership interests. The Company recognized a pre-tax gain of $22,112, or $0.08 diluted earnings per share, during the three months ended March 31, 2013 as a result of the sale. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014, and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. The Company recognized a pre-tax gain of $5,582, or $0.02 diluted earnings per share, with respect to the one-year period ended December 31, 2013 during the three months ended March 31, 2014. The Company received the payment for this portion of the contingent purchase price in April 2014. This amount is included in Receivables on the Consolidated Balance Sheet as of March 31, 2014. The Company's gains from the sale of SEI AK are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.
The operating results of SEI AK were included in the Private Banks business segment. SEI AK revenues and net income included in the Company's Consolidated Statement of Operations were as follows:

For the Period January 1, 2013 through March 28, 2013

Revenues	$2,889

Net income	$796
Less: Income attributable to the noncontrolling interests	(350)
Net income attributable to SEI AK	$446

19 of 35

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition at March 31, 2014 and 2013, the consolidated results of operations for the three months ended March 31, 2014 and 2013 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2013.

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of March 31, 2014, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $581.7 billion in mutual fund and pooled or separately managed assets, including $239.3 billion in assets under management and $342.4 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $78.0 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 were:

	Three Months Ended March 31,		Percent Change
	2014	2013
Revenues	$302,386	$271,879	11%
Expenses	223,994	211,837	6%
Income from operations	78,392	60,042	31%
Net gain from investments	136	280	(51)%
Interest income, net of interest expense	664	940	(29)%
Equity in earnings from unconsolidated affiliates	31,891	27,588	16%
Gain on sale of subsidiary	5,582	22,112	(75)%
Income before income taxes	116,665	110,962	5%
Income taxes	41,845	38,692	8%
Net income	74,820	72,270	4%
Less: Net income attributable to noncontrolling interest	—	(350)	NM
Net income attributable to SEI Investments Co.	$74,820	$71,920	4%
Diluted earnings per common share	$0.43	$0.41	5%

20 of 35

In our opinion, the following items had a significant impact on our financial results for the three months ended March 31, 2014 and 2013:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients and market appreciation. Our average assets under management, excluding LSV, increased $12.6 billion, or nine percent, to $157.6 billion in the first quarter 2014 as compared to $145.0 billion during the first quarter 2013.

•
Sales of new business in our Institutional Investors and Investment Managers business segments as well as positive cash receipts from new and existing advisor relationships in our Investment Advisors business segment contributed to the increase in our revenues and profits. Additionally, increased investment management fees from international clients in our Private Banks segment also contributed to our revenue growth.

•
Revenue growth was also driven by increased Information processing and software servicing fees in our Private Banks segment. The increase was primarily attributable to increased fees earned from our mutual fund trading solution and higher fees from the growth in assets processed on the the SEI Wealth Platform.

•
Our proportionate share in the earnings of LSV was $32.2 million in the first quarter 2014 as compared to $27.8 million in the first quarter 2013, an increase of 16 percent. The increase in our earnings was primarily driven by the increase in assets under management of LSV from existing clients due to market appreciation and an increase in performance fees earned by LSV. Our earnings from LSV, however, were negatively impacted by the decrease in our ownership interest from approximately 39.8 percent to approximately 39.3 percent during the second quarter 2013.

•
We recorded pre-tax gains of $5.6 million, or $.02 diluted earnings per share, and $22.1 million, or $.08 diluted earnings per share, from the sale of SEI Asset Korea (SEI AK) in first quarter 2014 and 2013, respectively. The gains from the sale are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations. The operating results of SEI AK were included in the Private Banks business segment (See Note 13 to the Consolidated Financial Statements for more information).

•
The direct costs associated with our investment management programs increased in our Private Banks, Investment Advisors and Institutional Investors segments. These costs primarily relate to fees charged by investment advisory firms and are included in Sub-advisory, distribution and other asset management costs on the accompanying Consolidated Statements of Operations.

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

•
We capitalized $9.4 million in the first quarter 2014 for significant enhancements and new functionality for the SEI Wealth Platform as compared to $6.0 million in the first quarter 2013. We expect to incur similar levels of development costs for the Platform throughout the remainder of 2014. Amortization expense related to capitalized software increased to $9.2 million during the first quarter 2014 as compared to $8.2 million during the first quarter 2013 due to continued releases of the Platform.

•
Our effective tax rate during the first quarter 2014 was 35.9 percent as compared to 34.9 percent in the first quarter of 2013. Due to the expiration of the research and development tax credit on December 31, 2013, the first quarter 2014 tax rate reflects no benefit for the tax credit, whereas the first quarter 2013 tax rate reflects the benefit for 2012 and 2013. The increase in our tax rate was partially offset by an increase in the portion of pre-tax income in certain foreign jurisdictions which is taxed at a lower rate during the first quarter 2014.

•	We continued our stock repurchase program during 2014 and purchased 2,048,000 shares at an average price of approximately $33.70 per share in the three month period.

21 of 35

Ending Asset Balances
(In millions)
This table presents ending assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	As of March 31,		Percent Change
	2014	2013
Private Banks:
Equity and fixed income programs	$16,918	$12,446	36%
Collective trust fund programs	14	9	56%
Liquidity funds	5,670	5,143	10%
Total assets under management	$22,602	$17,598	28%
Client proprietary assets under administration	15,641	12,970	21%
Total assets	$38,243	$30,568	25%
Investment Advisors:
Equity and fixed income programs	39,981	34,166	17%
Collective trust fund programs	13	15	(13)%
Liquidity funds	2,802	2,094	34%
Total assets under management	$42,796	$36,275	18%
Institutional Investors:
Equity and fixed income programs	69,194	64,214	8%
Collective trust fund programs	102	101	1%
Liquidity funds	2,505	2,810	(11)%
Total assets under management	$71,801	$67,125	7%
Investment Managers:
Equity and fixed income programs	68	73	(7)%
Collective trust fund programs	22,633	17,656	28%
Liquidity funds	782	522	50%
Total assets under management	$23,483	$18,251	29%
Client proprietary assets under administration	326,735	275,632	19%
Total assets	$350,218	$293,883	19%
Investments in New Businesses:
Equity and fixed income programs	632	552	14%
Liquidity funds	49	42	17%
Total assets under management	$681	$594	15%
LSV:
Equity and fixed income programs	$77,973	$64,958	20%
Total:
Equity and fixed income programs (A)	204,766	176,409	16%
Collective trust fund programs	22,762	17,781	28%
Liquidity funds	11,808	10,611	11%
Total assets under management	$239,336	$204,801	17%
Client proprietary assets under administration	342,376	288,602	19%
Total assets under management and administration	$581,712	$493,403	18%

22 of 35

Average Asset Balances
(In millions)
This table presents average asset balances of our clients, or of clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	Three Months Ended March 31,		Percent Change
	2014	2013
Private Banks:
Equity and fixed income programs (A)	$16,114	$19,197	(16)%
Collective trust fund programs	14	11	27%
Liquidity funds	5,757	5,556	4%
Total assets under management	$21,885	$24,764	(12)%
Client proprietary assets under administration	15,366	12,860	19%
Total assets	$37,251	$37,624	(1)%
Investment Advisors:
Equity and fixed income programs	39,005	33,189	18%
Collective trust fund programs	13	14	(7)%
Liquidity funds	2,806	2,085	35%
Total assets under management	$41,824	$35,288	19%
Institutional Investors:
Equity and fixed income programs	67,697	63,642	6%
Collective trust fund programs	103	101	2%
Liquidity funds	2,571	2,960	(13)%
Total assets under management	$70,371	$66,703	5%
Investment Managers:
Equity and fixed income programs	68	68	—%
Collective trust fund programs	22,004	17,129	28%
Liquidity funds	738	511	44%
Total assets under management	$22,810	$17,708	29%
Client proprietary assets under administration	320,644	263,054	22%
Total assets	$343,454	$280,762	22%
Investments in New Businesses:
Equity and fixed income programs	623	542	15%
Liquidity funds	46	38	21%
Total assets under management	$669	$580	15%
LSV:
Equity and fixed income programs	$76,306	$63,997	19%
Total:
Equity and fixed income programs (A)	199,813	180,635	11%
Collective trust fund programs	22,134	17,255	28%
Liquidity funds	11,918	11,150	7%
Total assets under management	$233,865	$209,040	12%
Client proprietary assets under administration	336,010	275,914	22%
Total assets under management and administration	$569,875	$484,954	18%
(A) Equity and fixed income programs in the Private Banks segment includes $7.0 billion in assets for the three months ended March 31, 2013 related to SEI AK which was sold in first-quarter 2013 (See Note 13 to the Consolidated Financial Statements).

23 of 35

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 were as follows:

	Three Months Ended March 31,		Percent Change
	2014	2013
Private Banks:
Revenues	$105,179	$98,746	7%
Expenses	100,190	96,298	4%
Operating Profit	$4,989	$2,448	104%
Gain on sale of subsidiary	5,582	22,112	NM
Total Profit	$10,571	$24,560	NM
Operating Margin (A)	5%	2%
Investment Advisors:
Revenues	$66,424	$55,191	20%
Expenses	34,577	31,625	9%
Operating Profit	$31,847	$23,566	35%
Operating Margin	48%	43%
Institutional Investors:
Revenues	$68,657	$63,162	9%
Expenses	34,095	31,509	8%
Operating Profit	$34,562	$31,653	9%
Operating Margin	50%	50%
Investment Managers:
Revenues	$61,008	$53,820	13%
Expenses	39,184	35,162	11%
Operating Profit	$21,824	$18,658	17%
Operating Margin	36%	35%
Investments in New Businesses:
Revenues	$1,118	$960	16%
Expenses	4,249	3,738	14%
Operating Loss	$(3,131)	$(2,778)	NM
(A) Percentages determined exclusive of gain from sale of subsidiary.
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

24 of 35

Private Banks

	Three Months Ended March 31,		Percent Change
	2014	2013
Revenues:
Information processing and software servicing fees	$68,531	$64,067	7%
Asset management, administration & distribution fees	29,993	27,007	11%
Transaction-based and trade execution fees	6,655	7,672	(13)%
Total revenues	$105,179	$98,746	7%
Revenues increased $6.4 million, or seven percent, in the three month period ended March 31, 2014 and were primarily affected by:

•	Increased fees earned on our mutual fund trading solution due to an increase in assets processed on the system from new and existing clients;

•	Increased recurring investment processing fees from new investment processing clients as well as higher fees from the growth in existing client assets processed on the SEI Wealth Platform; and

•
Increased investment management fees from existing international clients due to higher average assets under management from improved capital markets and increased net cash flows, net of the decrease in assets under management from the sale of SEI AK in the first quarter 2013; partially offset by

•	Decreased one-time project revenue and client losses; and

•	Decreased transaction-based fees due to lower trading volumes across the majority of our bank clients.
Operating margin increased to five percent compared to two percent in the same period a year ago. Operating income increased by $2.5 million compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; and

•	A reduction in operational expenses, mainly personnel, due to the sale of SEI AK in the first quarter 2013; partially offset by

•	Increased direct expenses associated with increased investment management fees from existing international clients;

•	Increased operational costs, mainly salary and consulting costs, for servicing new and existing investment processing clients;

•	Increased non-capitalized development costs, mainly personnel costs, related to the SEI Wealth Platform; and

•	Increased amortization expense related to the SEI Wealth Platform due to continued releases.
Investment Advisors
Revenues increased $11.2 million, or 20 percent, in the three month period ended March 31, 2014 and were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by market appreciation and an increase in net cash flows from new and existing advisors; and

•	An increase in the average basis points earned on assets due to the increase in average assets under management and product mix.
Operating margin increased to 48 percent compared to 43 percent in the same period a year ago. Operating income increased by $8.3 million, or 35 percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with increased investment management fees from existing clients;

•	Increased operational costs, mainly personnel costs, for servicing new advisors,

•	Increased non-capitalized development costs, mainly personnel costs, related to the SEI Wealth Platform; and

•	Increased amortization expense related to the SEI Wealth Platform due to continued releases.

25 of 35

Institutional Investors
Revenues increased $5.5 million, or nine percent, in the three month period ended March 31, 2014 and were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by improved capital markets as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by client losses.
Operating margins were 50 percent in both comparable periods. Operating income increased $2.9 million, or nine percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with higher investment management fees.
Investment Managers
Revenues increased $7.2 million, or 13 percent, in the three month period ended March 31, 2014 and were primarily affected by:

•	Net positive cash flows from existing clients due to new funding along with higher valuations from improved capital markets;

•	Positive cash flows from new clients; partially offset by client losses; and

•	Increased accounts from our separately managed account program from new and existing clients.
Operating margin increased to 36 percent compared to 35 percent in the same period a year ago. Operating income increased $3.2 million, or 17 percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $11.7 million and $13.8 million in the three months ended March 31, 2014 and 2013, respectively.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,
	2014	2013
Net gain from investments	$136	$280
Interest and dividend income	777	1,053
Interest expense	(113)	(113)
Equity in earnings of unconsolidated affiliates	31,891	27,588
Gain on sale of subsidiary	5,582	22,112
Total other income and expense items, net	$38,273	$50,920
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes our less than 50 percent ownership in LSV. In April 2013, our interest in LSV was reduced from approximately 39.8 percent to approximately 39.3 percent.
Our proportionate share in the earnings of LSV was $32.2 million in first quarter 2014 as compared to $27.8 million in first quarter 2013, an increase of 16 percent. The increase in our earnings was primarily due to increased assets under management of LSV from existing clients due to improved capital markets and an increase in performance fees. LSV’s average assets under management increased $12.3 billion to $76.3 billion during the three months ended March 31, 2014 as compared to $64.0 billion during the three months ended March 31, 2013, an increase of 19 percent. Our earnings from LSV, however, were negatively impacted by the decrease in our ownership interest in April 2013.

26 of 35

Gain on sale of subsidiary
We recorded gains of $5.6 million and $22.1 million during the three months ended March 31, 2014 and 2013, respectively, from the the sale of our ownership interests in SEI AK. These gains are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).
Income Taxes
Our effective tax rate was 35.9 percent and 34.9 percent for the three months ended March 31, 2014 and 2013, respectively. The increase in our tax rate was primarily due to the research and development tax credit. The first quarter 2014 tax rate reflects no benefit for the research and development tax credit due to the expiration of the credit on December 31, 2013, whereas the first quarter 2013 tax rate reflects the benefit of the tax credit for 2012 and 2013. The increase in our tax rate was partially offset by an increase in the portion of pre-tax income in certain foreign jurisdictions which is taxed at a lower rate during the first quarter 2014.
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
Regulatory Matters
Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry, the introduction and implementation of new solutions for our financial services industry clients, the increased regulatory oversight of the financial services industry generally, new laws and regulations affecting the financial services industry and ever-changing regulatory interpretations of existing laws and regulations, and a greater propensity of regulators to pursue enforcement actions and other sanctions against regulated entities, have made this an increasingly challenging and costly regulatory environment in which to operate.
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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$43,942	$39,475
Net cash used in investing activities	(14,603)	(31,998)
Net cash used in financing activities	(62,060)	(7,625)
Net decrease in cash and cash equivalents	(32,721)	(148)
Cash and cash equivalents, beginning of period	578,273	452,247
Cash and cash equivalents, end of period	$545,552	$452,099

27 of 35

Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At March 31, 2014, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of April 22, 2014, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $385.2 million.
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
Cash flows from operations increased $4.5 million in the first three months of 2014 compared to the first three months of 2013 primarily due to the following:

•	The increase in net income of $2.6 million;

•	The increase in cash distributions received from LSV of $3.7 million;

•	The difference in the non-cash adjustments for the gains from the sale of SEI AK in 2014 as opposed to 2013; and

•	The decrease in cash flows from the net change in our working capital accounts.
Cash flows from investing activities increased $17.4 million in the first three months of 2014 compared to the first three months of 2013. Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first three months of 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Purchases	$6,645	$11,578
Sales and maturities	9,077	14,046

•
The capitalization of costs incurred in developing computer software. We will continue the development of the SEI Wealth Platform through a series of releases to expand the functionality of the Platform. We capitalized $9.4 million of software development costs in the first three months of 2014 as compared to $6.0 million in the first three months of 2013.

•
Capital expenditures. Our capital expenditures in the first three months of 2014 were $7.6 million as compared to $1.7 million in the first three months of 2013. Our expenditures in 2014 and 2013 primarily include purchased software costs. Our expenditures in 2014 also include approximately $2.7 million for the expansion of our corporate headquarters which is expected to be completed in the second quarter of 2014. The total cost of the expansion is estimated to be at least $10.8 million, of which $5.0 million has been expended.

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

28 of 35

Our first payment related to the contingent purchase price of SEI AK was received in April, 2014. Additional information pertaining to the sale is presented in Note 13 to the Consolidated Financial Statements.
Cash flows from financing activities decreased $54.4 million in the first three months of 2014 compared to the first three months of 2013. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We spent approximately $65.9 million during the first three months of 2014 and $34.5 million during the first three months of 2013 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $35.8 million in proceeds from the issuance of our common stock during the first three months of 2014 as compared to $24.3 million during the first three months of 2013.

•
Dividend payments. Cash dividends paid were $37.3 million or $.22 per share in the first three months of 2014. There were no dividends paid in the first three months of 2013 as the payment date of the semi-annual dividend declared in December 2012 occurred in that calendar year.

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
Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K in Part I, Item 1A. These risks include the following:

•	changes in capital markets that may affect our revenues and earnings;

•	risk of failure by a third-party service provider;

•	product development risk;

•	poor investment performance of our mutual funds and other investment products;

•	the affect on our earnings from the performance of LSV Asset Management;

•	the affect of extensive governmental regulation;

•	litigation and regulatory examinations and investigations;

•	consolidation within our target markets, including consolidations between banks and other financial institutions;
•systems and technology risks;

•	data security risks;

•	third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;

•	operational risks associated with the processing of investment transactions;

•	financial and non-financial covenants which may restrict our ability to manage liquidity needs;

•	changes in, or interpretation of, accounting principles or tax rules and regulations;

•	fluctuations in foreign currency exchange rates;

•	fluctuations in interest rates affecting the value of our fixed-income investment securities; and

29 of 35

•	retention of senior management personnel.
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

30 of 35

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A "Risk Factors" and under the caption "Sensitivity of our revenues and earnings to capital market fluctuations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to this information as it is disclosed in our Annual Report on Form 10-K for 2013.

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

31 of 35

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.
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
Two of the five actions filed in East Baton Rouge were removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to United States District Court for the Northern District of Texas. On August 31, 2011, the United States District Court for the Northern District of Texas issued an order and judgment that the causes of action alleged against SEI in the two removed actions were preempted by federal law and the court dismissed these cases with prejudice. Plaintiffs appealed this ruling, and on March 19, 2012, a panel of the Court of Appeals for the Fifth Circuit reversed the decision of the United States District Court and remanded the actions for further proceedings. On July 18, 2012, SEI filed a petition for a writ of certiorari in the United States Supreme Court, seeking review of the decision by the United States Court of Appeals in the Fifth Circuit to permit the claims against SEI to proceed. SEI believes that the trial court correctly concluded that the claims against SEI were barred by the federal Securities Litigation Uniform Standards Act and requested that the Supreme Court reinstate that dismissal. On January 18, 2013, the Supreme Court granted the petition for a writ of certiorari. On October 7, 2013, the Supreme Court heard oral argument on the appeal and on February 26, 2014 the Supreme Court affirmed the judgment of the Court of Appeals.
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
SEI and SPTC filed an answer to the East Baton Rouge class action, plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated would not be set for hearing until after the hearing on the class certification motion. The Court in the East Baton Rouge action held a hearing on class certification on September 20, 2012. By oral decision on December 5, 2012 and later entered in a judgment signed on December 17, 2012 that was subsequently amended, the Court in East Baton Rouge certified a class to be composed of persons who purchased any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009; persons who renewed any SIB CD in Louisiana between January 1, 2007 and February 13, 2009; or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. On January 30, 2013, SEI and SPTC filed motions for appeal from the judgments that stated SEI's and SPTC's intention to move to stay the litigation. On February 1, 2013, plaintiffs filed a motion for Leave to File First Amended and Restated Class Action Petition in which they ask the Court to allow them to amend the petition in this case to add additional facts that were developed during discovery and adding claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 15, 2013, SEI filed a motion for new trial, or, in the alternative, for reconsideration of the Court's order allowing amendment. On February 22, 2013, SEI filed a motion to stay proceedings in view of the pending Supreme Court case. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by filing an exception. On March 11, 2013, the insurance carrier defendants filed a notice of removal removing the case to the Middle District of Louisiana and on March 18, 2013, the insurance carrier defendants filed answers. On March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On March 19, 2013, plaintiffs filed a motion to remand, a motion for expedited briefing schedule, expedited status conference and expedited consideration of their motion to remand, a motion for leave to file under seal and a motion for order pursuant to 28 U.S.C. 1447(b) requiring removing defendants to supplement federal court record with certified copy of state court record. These motions are now fully briefed. On March 25, 2013, SEI filed a motion that the court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a

32 of 35

determination of removal jurisdiction in an April 12, 2013 order that also dismissed without prejudice a motion to dismiss for lack of jurisdiction and improper venue filed on April 9, 2013 by one of the insurers. On April 1, 2013, the Louisiana Office of Financial Institutions (OFI) filed a motion to remand and sever claims, and a response to that motion by the insurers and opposition to that motion by the plaintiffs were filed on April 22, 2013. Along with the briefing in the Middle District of Louisiana, on March 13, 2013, SEI notified the MDL of this case as a potential tag-along action. On March 19, 2013, plaintiffs notified the MDL that they had filed a motion to remand and asked the panel to decline to issue a conditional transfer order. On March 29, 2013, the MDL issued a conditional transfer order (CTO). On April 18, 2013, OFI filed a motion to vacate the CTO or, in the alternative, stay any ruling to transfer the matter until after the Middle District of Louisiana ruled on OFI's motion to remand and sever. Plaintiffs filed a motion to vacate the CTO on April 19, 2013. SEI's responses to those motions were filed on May 9, 2013. On June 12, 2013, the MDL Panel issued an order notifying the parties that on July 25, 2013, it would consider, without oral argument, Plaintiffs' and OFI's motions to vacate the CTO. On August 7, 2013, the MDL Panel affirmed the CTO and transferred the matter against SEI to the United States District Court for the Northern District of Texas; the MDL Panel also severed the claims against OFI and remanded those claims to the Middle District of Louisiana. On September 11, 2013, defendants filed a motion requesting a status conference with the Court to address the status of all pending motions. On October 4, 2013, Plaintiffs filed a petition for a writ of mandamus asking the United States Court of Appeals for the Fifth Circuit to review the MDL Panel’s transfer Order and on February 14, 2014, the Court denied the petition.
While the outcome of this litigation is uncertain given its early phase, SEI and SPTC believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuits vigorously. Because of the uncertainty of the make-up of the classes, the specific theories of liability that may survive a motion for summary judgment or other dispositive motion, the lack of discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the foregoing lawsuits.
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
Item 1A.     Risk Factors.
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $2.478 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended March 31, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – 31, 2014	100,000	$34.17	100,000	$77,654,000
February 1 – 28, 2014	655,000	33.92	655,000	55,437,000
March 1 – 31, 2014	1,293,000	33.55	1,293,000	12,068,000
Total	2,048,000	33.70	2,048,000

33 of 35

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated April 23, 2014 of SEI Investments Company related to the Company's financial and operating results for the first quarter ended March 31, 2014.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

34 of 35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	April 23, 2014	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

35 of 35