Form 10-Q
period 2014-06-30
SEI INVESTMENTS CO
filed 2014-07-23
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 22, 2014 was 167,765,438.

1 of 37

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$532,167	$578,273
Restricted cash	5,500	5,500
Receivables from regulated investment companies	44,044	39,364
Receivables, net of allowance for doubtful accounts of $878 and $651	207,682	186,664
Securities owned	21,158	21,133
Other current assets	21,558	16,166
Total Current Assets	832,109	847,100
Property and Equipment, net of accumulated depreciation of $230,899 and $220,064	126,685	118,995
Capitalized Software, net of accumulated amortization of $198,746 and $180,062	312,193	312,615
Investments Available for Sale	85,504	83,323
Trading Securities	5,270	4,849
Investment in Unconsolidated Affiliates	60,017	61,370
Other Assets, net	13,328	10,917
Total Assets	$1,435,106	$1,439,169

Liabilities and Equity
Current Liabilities:
Accounts payable	$8,470	$16,235
Accrued liabilities	138,022	188,123
Deferred income taxes, net	1,847	1,653
Deferred revenue	1,338	1,977
Total Current Liabilities	149,677	207,988
Deferred Income Taxes	72,367	66,572
Other Long-term Liabilities	9,720	8,607
Total Liabilities	231,764	283,167
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 167,683 and 169,242 shares issued and outstanding	1,677	1,692
Capital in excess of par value	772,386	721,219
Retained earnings	425,458	431,604
Accumulated other comprehensive income, net	3,821	1,487
Total Shareholders' Equity	1,203,342	1,156,002
Total Liabilities and Shareholders' Equity	$1,435,106	$1,439,169
The accompanying notes are an integral part of these consolidated financial statements.

2 of 37

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Asset management, administration and distribution fees	$236,191	$203,722	$461,262	$402,355
Information processing and software servicing fees	75,828	62,468	145,006	127,000
Transaction-based and trade execution fees	6,796	8,384	14,933	17,098
Total revenues	318,815	274,574	621,201	546,453
Expenses:
Subadvisory, distribution and other asset management costs	37,244	29,652	71,256	57,586
Software royalties and other information processing costs	8,417	7,884	16,970	15,371
Brokerage commissions	5,119	6,260	11,098	12,772
Compensation, benefits and other personnel	92,470	86,715	186,894	175,325
Stock-based compensation	2,872	10,607	5,695	15,900
Consulting, outsourcing and professional fees	33,404	33,451	68,337	65,300
Data processing and computer related	13,378	12,316	25,998	24,374
Facilities, supplies and other costs	17,366	15,559	33,218	33,707
Amortization	9,584	8,427	18,798	16,669
Depreciation	5,331	5,730	10,915	11,434
Total expenses	225,185	216,601	449,179	428,438
Income from operations	93,630	57,973	172,022	118,015
Net gain (loss) from investments	391	(177)	527	103
Interest and dividend income	721	688	1,498	1,741
Interest expense	(114)	(114)	(227)	(227)
Equity in earnings of unconsolidated affiliates	34,226	27,588	66,117	55,176
Gain on sale of subsidiary	—	—	5,582	22,112
Other income	—	43,429	—	43,429
Income before income taxes	128,854	129,387	245,519	240,349
Income taxes	46,041	45,893	87,886	84,585
Net income	82,813	83,494	157,633	155,764
Less: Net income attributable to the noncontrolling interest	—	—	—	(350)
Net income attributable to SEI Investments Company	$82,813	$83,494	$157,633	$155,414
Basic earnings per common share	$0.49	$0.48	$0.93	$0.90
Shares used to compute basic earnings per share	168,606	172,223	168,956	172,411
Diluted earnings per common share	$0.48	$0.47	$0.91	$0.88
Shares used to compute diluted earnings per share	172,304	176,058	173,066	176,032
Dividends declared per common share	$0.22	$0.20	$0.22	$0.20
The accompanying notes are an integral part of these consolidated financial statements.

3 of 37

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Net income		$82,813		$83,494		$157,633		$155,764
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		3,378		(1,800)		1,412		(7,107)
Unrealized gain (loss) on investments:
Unrealized gains during the period, net of income taxes of $(461), $(771), $(756) and $(812)	453		(1,361)		991		(1,240)
Less: reclassification adjustment for gains realized in net income, net of income taxes of $13, $(66), $38 and $(185)	(24)	429	(121)	(1,482)	(69)	922	(342)	(1,582)
Total other comprehensive income (loss), net of tax		3,807		(3,282)		2,334		(8,689)
Comprehensive income		$86,620		$80,212		$159,967		$147,075
Comprehensive loss attributable to the noncontrolling interest		—		—		—		101
Comprehensive income attributable to SEI Investments Company		$86,620		$80,212		$159,967		$147,176
The accompanying notes are an integral part of these consolidated financial statements.

4 of 37

SEI Investments Company
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$157,633	$155,764
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	(14,641)	(32,450)
Net cash provided by operating activities	142,992	123,314
Cash flows from investing activities:
Additions to property and equipment	(18,632)	(3,564)
Additions to capitalized software	(18,262)	(22,186)
Purchases of marketable securities	(34,675)	(15,484)
Prepayments and maturities of marketable securities	16,203	17,807
Sales of marketable securities	18,048	5,988
Sale of subsidiary, net of cash transferred	5,582	6,028
Purchases of other investments	(2,000)	(2,604)
Net cash used in investing activities	(33,736)	(14,015)
Cash flows from financing activities:
Purchase and retirement of common stock	(140,294)	(86,376)
Proceeds from issuance of common stock	51,571	39,634
Tax benefit on stock options exercised	7,617	6,655
Payment of dividends	(74,256)	(34,400)
Net cash used in financing activities	(155,362)	(74,487)
Net (decrease) increase in cash and cash equivalents	(46,106)	34,812
Cash and cash equivalents, beginning of period	578,273	452,247
Cash and cash equivalents, end of period	$532,167	$487,059
The accompanying notes are an integral part of these consolidated financial statements.

5 of 37

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six month periods ended June 30, 2014 and 2013. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
There have been no significant changes in significant accounting policies during the six months ended June 30, 2014 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Cash and Cash Equivalents
Cash and cash equivalents includes $328,014 and $387,201 at June 30, 2014 and December 31, 2013, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are considered Level 1 assets.
Restricted Cash
Restricted cash includes $5,000 at June 30, 2014 and December 31, 2013 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $500 at June 30, 2014 and December 31, 2013, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
Capitalized Software
The Company capitalized $18,262 and $22,186 of software development costs for the continued development of the SEI Wealth PlatformSM (the Platform) during the six months ended June 30, 2014 and 2013, respectively. Included in the amount for 2013 is a one-time contractual payment of $8,812 to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for the Platform. As of June 30, 2014, the net book value of the Platform was $312,193. Capitalized software development costs in-progress associated with future releases to the Platform at June 30, 2014 were $8,854. The Platform has

6 of 37

an estimated useful life of 15 years and a weighted average remaining life of 8.0 years. Amortization expense for the Platform was $18,589 and $16,321 during the six months ended June 30, 2014 and 2013, respectively.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended June 30, 2014 and 2013 are:

	For the Three Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$82,813	168,606,000	$0.49
Dilutive effect of stock options	—	3,698,000
Diluted earnings per common share	$82,813	172,304,000	$0.48

	For the Three Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$83,494	172,223,000	$0.48
Dilutive effect of stock options	—	3,835,000
Diluted earnings per common share	$83,494	176,058,000	$0.47
Employee stock options to purchase 5,397,000 and 5,548,000 shares of common stock, with an average exercise price of $32.40 and $29.22, were outstanding during the three months ended June 30, 2014 and 2013, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.
The calculations of basic and diluted earnings per share for the six months ended June 30, 2014 and 2013 are:

	For the Six Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$157,633	168,956,000	$0.93
Dilutive effect of stock options	—	4,110,000
Diluted earnings per common share	$157,633	173,066,000	$0.91

	For the Six Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$155,414	172,411,000	$0.90
Dilutive effect of stock options	—	3,621,000
Diluted earnings per common share	$155,414	176,032,000	$0.88
Employee stock options to purchase 5,397,000 and 6,745,000 shares of common stock, with an average exercise price of $32.40 and $28.01, were outstanding during the six months ended June 30, 2014 and 2013, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

7 of 37

Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2014	2013
Net income	$157,633	$155,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,915	11,434
Amortization	18,798	16,669
Equity in earnings of unconsolidated affiliates	(66,117)	(55,176)
Distributions received from unconsolidated affiliate	69,470	53,797
Stock-based compensation	5,695	15,900
Provision for losses on receivables	227	483
Deferred income tax expense	5,270	(10,000)
Gain from sale of SEI AK	(5,582)	(22,112)
Net gain from investments	(527)	(103)
Change in other long-term liabilities	1,113	825
Change in other assets	(2,564)	559
Other	1,443	(7,251)
Change in current asset and liabilities
Decrease (increase) in
Restricted cash for broker-dealer operations	—	500
Receivables from regulated investment companies	(4,680)	(4,874)
Receivables	(21,245)	(16,407)
Other current assets	(5,392)	344
Increase (decrease) in
Accounts payable	(7,765)	(9,433)
Accrued liabilities	(13,061)	(6,467)
Deferred revenue	(639)	(1,138)
Total adjustments	(14,641)	(32,450)
Net cash provided by operating activities	$142,992	$123,314
New Accounting Pronouncements
On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. ASU 2014-09 becomes effective for the Company during the first quarter 2017. The Company is currently evaluating the transition method that will be elected and the effect that the updated standard will have on its consolidated financial statements and related disclosures.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

8 of 37

Note 2.	Investment in Unconsolidated Affiliates
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a Delaware general partnership. LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a small number of SEI-sponsored mutual funds. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s total partnership interest in LSV was approximately 39.3 percent during the six months ended June 30, 2014. During the six months ended June 30, 2013, the Company's total partnership interest was reduced from approximately 39.8 percent to approximately 39.3 percent. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
At June 30, 2014 and December 31, 2013, the Company’s total investment in LSV was $47,841 and $50,595, respectively. The investment in LSV exceeded the underlying equity in the net assets of LSV by $3,062 which is considered goodwill embedded in the investment. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $69,470 and $53,797 in the six months ended June 30, 2014 and 2013, respectively.
The Company’s proportionate share in the earnings of LSV was $34,500 and $27,780 during the three months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, the Company’s proportionate share in the earnings of LSV was $66,716 and $55,586, respectively.
The following table contains the condensed statements of operations of LSV for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$105,948	$83,682	$201,721	$164,598
Net income	87,820	70,922	169,743	141,102
Guaranty Agreement with LSV Employee Group II
In April 2011, LSV Employee Group II agreed to purchase a partnership interest of an existing LSV employee for $4,300, of which $3,655 was financed through a term loan with Bank of America, N.A. (Bank of America). The Company provided an unsecured guaranty to the lenders of all the obligations of LSV Employee Group II. The lenders have the right to seek payment from the Company in the event of a default by LSV Employee Group II. LSV Employee Group II made the final principal payment in May 2014 for the term loan and has no further obligation regarding the Credit Agreement. LSV Employee Group II made principal payments of $716 during 2014, including the final principal payment of $365 in May 2014.
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
As of July 22, 2014, the remaining unpaid principal balances of the term loans guaranteed by LSV and the Company were $1,443 and $45,000, respectively. LSV Employee Group III has met all financial obligations to date regarding the scheduled repayment of the term loans since origination. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.
Investment in Gao Fu Limited
The Company has an investment in Gao Fu Limited (Gao Fu), a wealth services firm based in Shanghai in the Republic of China. The Company accounts for its interest in Gao Fu using the equity method. At June 30, 2014 and December 31, 2013, the Company's total investment in Gao Fu was $12,176 and $10,775, respectively. The Company's proportionate share in the losses of Gao Fu was $599 and $410 during the six months ended June 30, 2014 and 2013, respectively.

9 of 37

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

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2014	December 31, 2013
Trade receivables	$58,980	$44,502
Fees earned, not billed	142,847	128,248
Other receivables	6,733	14,565
	208,560	187,315
Less: Allowance for doubtful accounts	(878)	(651)
	$207,682	$186,664
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

10 of 37

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2014	December 31, 2013
Buildings	$138,508	$138,426
Equipment	74,120	70,117
Land	9,997	9,929
Purchased software	101,936	96,268
Furniture and fixtures	17,073	17,060
Leasehold improvements	5,608	4,670
Construction in progress	10,342	2,589
	357,584	339,059
Less: Accumulated depreciation	(230,899)	(220,064)
Property and Equipment, net	$126,685	$118,995
The Company recognized $10,915 and $11,434 in depreciation expense related to property and equipment for the six months ended June 30, 2014 and 2013, respectively.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2014	December 31, 2013
Accrued employee compensation	$40,497	$69,256
Accrued employee benefits and other personnel	6,380	9,647
Accrued consulting, outsourcing and professional fees	23,006	19,311
Accrued sub-advisory, distribution and other asset management fees	28,301	25,018
Accrued income taxes	8,643	—
Accrued dividend payable	—	37,314
Other accrued liabilities	31,195	27,577
Total accrued liabilities	$138,022	$188,123

Note 5.    Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in equity and fixed-income mutual funds that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed pass-through certificates, Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes and investment grade commercial paper. The Company's Level 2 financial assets, with the exception of the GNMA securities, were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The GNMA mortgage-backed pass-through certificates were purchased for the sole purpose of satisfying specific regulatory requirements imposed on our wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC). As a result, the Company's Level 2 financial assets are limited to only these types of fixed income securities. The valuation of the Company's Level 2 financial assets are based upon securities pricing policies and procedures utilized by third-party pricing vendors. The pricing policies and procedures applied during the six months ended June 30, 2014 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2013. The Company had no Level 3 financial assets or liabilities at June 30, 2014 or December 31, 2013. There were no transfers of financial assets between levels within the fair value hierarchy during the six months ended June 30, 2014.

11 of 37

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At June 30, 2014
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$12,106	$12,106	$—
Fixed income available-for-sale securities	73,398	—	73,398
Fixed income securities owned	21,158	—	21,158
Trading securities	5,270	5,270	—
	$111,932	$17,376	$94,556

	At December 31, 2013
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,633	$11,633	$—
Fixed income available-for-sale securities	71,690	—	71,690
Fixed income securities owned	21,133	—	21,133
Trading securities	4,849	4,849	—
	$109,305	$16,482	$92,823

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At June 30, 2014
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$7,686	$1,559	$—	$9,245
Equities and other mutual funds	2,764	97	—	2,861
Debt securities	71,598	1,800	—	73,398
	$82,048	$3,456	$—	$85,504

	At December 31, 2013
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$7,612	$1,242	$—	$8,854
Equities and other mutual funds	2,615	164	—	2,779
Debt securities	71,280	410	—	71,690
	$81,507	$1,816	$—	$83,323
Net unrealized gains at June 30, 2014 and December 31, 2013 were $2,308 (net of income tax expense of $1,148) and $1,386 (net of income tax expense of $430), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive income on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $230 and gross realized losses of $123 from available-for-sale securities during the six months ended June 30, 2014. There were gross realized gains of $703 and gross realized losses of $175 from available-for-sale

12 of 37

securities during the six months ended June 30, 2013. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
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
Trading securities of the Company primarily consist of an investment related to the startup of mutual funds sponsored by LSV. These mutual funds are U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $5,270 and $4,849 at June 30, 2014 and December 31, 2013, respectively. The Company recognized gains of $421 and losses of $475 from the change in fair value of the funds during the six months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014 and 2013, the Company recognized gains of $356 and losses of $460, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,158 and $21,133 at June 30, 2014 and December 31, 2013, respectively. There were no material net gains or losses from the change in fair value of the securities during the three and six months ended June 30, 2014 and 2013.

Note 7.    Lines of Credit
The Company has a five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 1.25 percent above LIBOR. There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings under the Credit Facility at June 30, 2014. The Company was in compliance with all covenants of the Credit Facility during the six months ended June 30, 2014.
The Company’s Canadian subsidiary maintained a credit facility agreement (the Canadian Credit Facility) for the purpose of facilitating the settlement of mutual fund transactions. The amount of the facility was limited to $2,000 Canadian dollars or the equivalent amount in U.S. dollars. On June 9, 2014, the Company terminated the agreement. The Company was in compliance with all covenants of the Canadian Credit Facility during 2014.

Note 8.    Shareholders’ Equity
Stock-Based Compensation
On March 19, 2014, the Company’s Board of Directors approved the 2014 Omnibus Equity Compensation Plan (the 2014 Plan), which was later approved by the shareholders of the Company on May 21, 2014. The 2014 Plan became effective upon receipt of the shareholders' approval on May 21, 2014 and is the successor equity compensation plan to the 2007 Equity Compensation Plan (the 2007 Plan) which was merged with and into the 2014 Plan. The 2014 Plan provides for the grant of stock options, stock units, stock awards, stock appreciation rights and other stock-based awards.

13 of 37

No further grants will be made under the 2007 Plan, and shares with respect to all grants outstanding under the 2007 Plan will be issued or transferred under the 2014 Plan. Permitted grantees under the 2014 Plan include employees, non-employee directors and consultants who perform services for the Company. The plan is administered by the Compensation Committee of the Board of Directors of the Company. There were no grants of stock options, stock units, stock awards, stock appreciation rights or other stock-based awards made under the 2014 Plan as of June 30, 2014.
The Company has only non-qualified stock options outstanding under the merged plan. All outstanding stock options have performance-based vesting provisions specific to each option grant that tie the vesting of the applicable stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50 percent when specified diluted earnings per share targets are achieved, and the remaining 50 percent when secondary, higher specified diluted earnings per share targets are achieved. The amount of stock-based compensation expense is based upon management’s estimate of when the earnings per share targets may be achieved.
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and six months ended June 30, 2014 and 2013, respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation expense	$2,872	$10,607	$5,695	$15,900
Less: Deferred tax benefit	(939)	(3,867)	(1,950)	(5,783)
Stock-based compensation expense, net of tax	$1,933	$6,740	$3,745	$10,117
As of June 30, 2014, there was approximately $33,865 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2014 was $50,471. The total options exercisable as of June 30, 2014 had an intrinsic value of $158,021. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 30, 2014 and the weighted average exercise price of the shares. The market value of the Company’s common stock as of June 30, 2014 was $32.77 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of June 30, 2014 was $19.57. Total options that were outstanding and exercisable as of June 30, 2014 were 20,994,000 and 11,974,000, respectively.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 4,261,000 shares at a total cost of $140,568 during the six months ended June 30, 2014. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of July 22, 2014, the Company has $140,502 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 21, 2014, the Board of Directors declared a cash dividend of $0.22 per share on the Company's common stock, which was paid on June 24, 2014, to shareholders of record on June 16, 2014. Cash dividends declared during the six months ended June 30, 2014 and 2013 were $36,942 and $34,400, respectively.

14 of 37

Note 9.    Accumulated Other Comprehensive Income
The components of Accumulated other comprehensive income, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Total
Balance, January 1, 2014	$101	$1,386	$1,487

Other comprehensive income before reclassifications	1,412	991	2,403
Amounts reclassified from accumulated other comprehensive income	—	(69)	(69)
Net current-period other comprehensive income	1,412	922	2,334

Balance, June 30, 2014	$1,513	$2,308	$3,821

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2014 and 2013. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended June 30, 2014 and 2013.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2014
Revenues	$114,182	$70,046	$70,994	$62,451	$1,142	$318,815
Expenses	98,957	35,679	35,025	39,449	4,451	213,561
Operating profit (loss)	$15,225	$34,367	$35,969	$23,002	$(3,309)	$105,254

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2013
Revenues	$95,142	$59,284	$63,684	$55,456	$1,008	$274,574
Expenses	97,755	32,898	33,028	36,507	3,890	204,078
Operating profit (loss)	$(2,613)	$26,386	$30,656	$18,949	$(2,882)	$70,496

15 of 37

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013 is as follows:

	2014	2013
Total operating profit from segments above	$105,254	$70,496
Corporate overhead expenses	(11,624)	(12,523)
Income from operations	$93,630	$57,973

The following tables provide additional information for the three months ended June 30, 2014 and 2013 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2014	2013	2014	2013
Private Banks	$9,510	$11,852	$3,557	$3,947
Investment Advisors	4,061	4,192	512	517
Institutional Investors	1,642	781	209	222
Investment Managers	3,087	852	512	474
Investments in New Businesses	616	187	420	454
Total from business segments	$18,916	$17,864	$5,210	$5,614
Corporate overhead	943	94	121	116
	$19,859	$17,958	$5,331	$5,730

	Amortization
	2014	2013
Private Banks	$6,192	$5,457
Investment Advisors	2,286	2,001
Institutional Investors	355	309
Investment Managers	236	206
Investments in New Businesses	458	397
Total from business segments	$9,527	$8,370
Corporate overhead	57	57
	$9,584	$8,427
The following tables highlight certain unaudited financial information about each of the Company’s business segments for the six months ended June 30, 2014 and 2013.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2014
Revenues	$219,361	$136,470	$139,651	$123,459	$2,260	$621,201
Expenses	199,147	70,256	69,120	78,633	8,700	425,856
Operating profit (loss)	$20,214	$66,214	$70,531	$44,826	$(6,440)	$195,345
Gain on sale of subsidiary	5,582	—	—	—	—	5,582
Total profit (loss)	$25,796	$66,214	$70,531	$44,826	$(6,440)	$200,927

16 of 37

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2013
Revenues	$193,888	$114,475	$126,846	$109,276	$1,968	$546,453
Expenses	194,053	64,523	64,537	71,669	7,628	402,410
Operating profit (loss)	$(165)	$49,952	$62,309	$37,607	$(5,660)	$144,043
Gain on sale of subsidiary	22,112	—	—	—	—	22,112
Total profit (loss)	$21,947	$49,952	$62,309	$37,607	$(5,660)	$166,155
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the six months ended June 30, 2014 and 2013 is as follows:

	2014	2013
Total operating profit from segments above	$195,345	$144,043
Corporate overhead expenses	(23,323)	(26,317)
Noncontrolling interest reflected in segments	—	289
Income from operations	$172,022	$118,015

The following tables provide additional information for the six months ended June 30, 2014 and 2013 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2014	2013	2014	2013
Private Banks	$18,308	$16,703	$7,289	$7,880
Investment Advisors	7,650	5,967	1,003	1,026
Institutional Investors	2,930	1,144	419	452
Investment Managers	5,222	1,475	1,024	936
Investments in New Businesses	1,196	275	950	908
Total from business segments	$35,306	$25,564	$10,685	$11,202
Corporate Overhead	1,588	186	230	232
	$36,894	$25,750	$10,915	$11,434

	Amortization
	2014	2013
Private Banks	$12,143	$10,793
Investment Advisors	4,484	3,958
Institutional Investors	695	611
Investment Managers	464	408
Investments in New Businesses	898	785
Total from business segments	$18,684	$16,555
Corporate Overhead	114	114
	$18,798	$16,669

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at June 30, 2014 and December 31, 2013 was $13,019 and $12,028, respectively, exclusive of interest and penalties, of which $11,119 and $10,139 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2014 and December 31, 2013, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $919 and $754, respectively.

17 of 37

	June 30, 2014	December 31, 2013
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$13,019	$12,028
Interest and penalties on unrecognized benefits	919	754
Total gross uncertain tax positions	$13,938	$12,782
Amount included in Current liabilities	$4,218	$4,175
Amount included in Other long-term liabilities	9,720	8,607
	$13,938	$12,782
The Company’s effective tax rate was 35.7 percent and 35.5 percent for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the Company's tax rate was 35.8 percent and 35.2 percent, respectively. The increase in the tax rate for the six months ended June 30, 2014 was primarily due to the research and development tax credit. The Company's 2014 tax rate reflects no benefit for the tax credit due to the expiration of the credit on December 31, 2013, whereas the Company's 2013 tax rate reflects the benefit of the tax credit for 2012 and 2013.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law which reinstated the research and development tax credit retroactively from January 1, 2012 through December 31, 2013. Current accounting guidance requires the determination of current and deferred taxes be based upon the provisions of the enacted tax law as of the balance sheet date. Since the Act was not signed into law until January 2, 2013, the effect of the 2012 research and development tax credit was therefore reflected in the Company's 2013 tax rate. Since the research and development tax credit expired as of December 31, 2013, no credit was reflected in the Company's 2014 tax rate. The increase in tax rate was partially offset by an increase in the portion of pre-tax income in certain foreign jurisdictions which is taxed at a lower rate during the six months ended June 30, 2014.
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
The Company estimates it will recognize $4,218 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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

18 of 37

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

19 of 37

A lawsuit entitled Steven Curd and Rebel Curd v. SEI Investments Management Corporation (SIMC) was filed against SIMC in the United States District Court for the Eastern District of Pennsylvania on December 11, 2013. The plaintiffs bring the case as a shareholder derivative action against SIMC on behalf of certain SEI funds. The claims are based on Section 36(b) of the Investment Company Act of 1940, as amended, which allows shareholders of a mutual fund to sue the investment adviser of the fund for an alleged breach of fiduciary duty with respect to compensation received by the adviser. The plaintiffs have brought the suit against SIMC with respect to five specific SEI Funds: the High Yield Bond, Tax-Managed Large Cap, and Tax-Managed Small/Mid Cap Funds, each of which is a series of the SEI Institutional Managed Trust, the Intermediate Term Municipal Fund, which is a series of the SEI Tax Exempt Trust, and the International Equity Fund, which is a series of the SEI Institutional International Trust ("the SEI Funds"). The plaintiffs seek: (1) damages for the SEI Funds in the amount of the alleged “excessive” fees earned by SIMC beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees; (2) orders declaring that SIMC allegedly violated Section 36(b) and enjoining SIMC from further alleged violations; and (3) rescission of the advisory contracts between SIMC and the funds, and restitution of all allegedly excessive fees paid beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees. On February 24, 2014, SIMC filed a motion to dismiss the complaint in this lawsuit. The plaintiffs named the SEI Funds as nominal defendants, and the SEI Funds moved to dismiss on May 23, 2014. While the outcome of this litigation is uncertain given its early phase, SIMC believes that it has valid defenses to plaintiffs' claims and intends to defend the lawsuit vigorously and SIMC is not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.

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
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Baring Asset Management Limited. The net working capital of SEI AK at closing in excess of required regulatory capital, and subject to certain other adjustments, was distributed to the Company, MetLife and IFC in accordance with the ownership interests. The Company recognized a pre-tax gain of $22,112, or $0.08 diluted earnings per share, during the six months ended June 30, 2013 as a result of the sale. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014, and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. The Company recognized a pre-tax gain of $5,582, or $0.02 diluted earnings per share, with respect to the one-year period ended December 31, 2013 during the six months ended June 30, 2014. The Company received the payment for this portion of the contingent purchase price in April 2014. The Company's gains from the sale of SEI AK are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.
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

20 of 37

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition at June 30, 2014 and 2013, the consolidated results of operations for the three and six months ended June 30, 2014 and 2013 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2013.

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of June 30, 2014, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $601.9 billion in mutual fund and pooled or separately managed assets, including $249.1 billion in assets under management and $352.8 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $82.0 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 were:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2014	2013		2014	2013
Revenues	$318,815	$274,574	16%	$621,201	$546,453	14%
Expenses	225,185	216,601	4%	449,179	428,438	5%
Income from operations	93,630	57,973	62%	172,022	118,015	46%
Net gain (loss) from investments	391	(177)	NM	527	103	NM
Interest income, net of interest expense	607	574	6%	1,271	1,514	(16)%
Equity in earnings from unconsolidated affiliates	34,226	27,588	24%	66,117	55,176	20%
Gain on sale of subsidiary	—	—	—%	5,582	22,112	NM
Other income	—	43,429	(100)%	—	43,429	(100)%
Income before income taxes	128,854	129,387	—%	245,519	240,349	2%
Income taxes	46,041	45,893	—%	87,886	84,585	4%
Net income	82,813	83,494	(1)%	157,633	155,764	1%
Less: Net income attributable to noncontrolling interest	—	—	—%	—	(350)	(100)%
Net income attributable to SEI Investments Co.	$82,813	$83,494	(1)%	157,633	$155,414	1%
Diluted earnings per common share	$0.48	$0.47	2%	$0.91	$0.88	3%

21 of 37

The following items had a significant impact on our financial results for the three and six months ended June 30, 2014 and 2013:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients and market appreciation. Our average assets under management, excluding LSV, increased $18.0 billion, or 13 percent, to $161.0 billion in the first six months of 2014 as compared to $143.0 billion during the first six months of 2013.

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

•
Revenue growth was also driven by increased Information processing and software servicing fees in our Private Banks segment. The increase was primarily attributable to increased fees earned from our mutual fund trading solution, higher fees from the growth in assets processed on the SEI Wealth Platform and $6.0 million, or $.02 diluted earnings per share, in non-recurring professional services fees from a single project recorded in the second quarter 2014 related to investment processing services.

•
Our proportionate share in the earnings of LSV was $66.7 million in the first six months of 2014 as compared to $55.6 million in the first six months of 2013, an increase of 20 percent. The increase in earnings was primarily driven by the increase in assets under management from LSV's existing clients due to market appreciation and an increase in performance fees earned by LSV.

•
Stock-based compensation costs in the first six months of 2014 declined by $10.2 million due to the acceleration of expense recognition during the comparable period of 2013 for stock options that achieved performance vesting targets earlier than originally estimated.

•
The direct costs associated with our investment management programs increased in our Private Banks, Investment Advisors and Institutional Investors segments. These costs primarily relate to fees charged by investment advisory firms and are included in Sub-advisory, distribution and other asset management costs on the accompanying Consolidated Statements of Operations.

•
Our operating expenses related to personnel and third-party service providers in our Investment Managers segment increased. These increased operational costs are mainly related to servicing new and existing clients and are included in Compensation, benefits and other personnel as well as Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.

•
We capitalized $18.3 million in the first six months of 2014 for significant enhancements and new functionality for the SEI Wealth Platform as compared to $22.2 million in the first six months of 2013. Included in the amount for 2013 is a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license. We expect to incur similar levels of development costs for the Platform throughout the remainder of 2014. Amortization expense related to the Platform increased to $18.6 million during the first six months of 2014 as compared to $16.3 million during the first six months of 2013 due to continued releases of the Platform.

•
Our operating margins in all four core business segments improved in the first six months of 2014 mainly due to increased recurring revenues generated from the higher levels of assets under management and administration as previously discussed.

•
We recorded pre-tax gains of $5.6 million, or $.02 diluted earnings per share, and $22.1 million, or $.08 diluted earnings per share, from the sale of SEI Asset Korea (SEI AK) in the first six months of 2014 and 2013, respectively. The gains from the sale are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations. The operating results of SEI AK were included in the Private Banks business segment (See Note 13 to the Consolidated Financial Statements for more information).

•
We recorded income of $43.4 million, or $0.16 diluted earnings per share, during the second quarter 2013 from a cash settlement payment received pertaining to litigation related to the purchase of securities of Cheyne Finance LLC, a structured investment vehicle (SIV) security (See Note 14 to the Consolidated Financial Statements for more information).

•
Our effective tax rate during the first six months of 2014 was 35.8 percent as compared to 35.2 percent in the first six months of 2013. Due to the expiration of the research and development tax credit on December 31, 2013, the 2014 tax rate reflects no benefit for the tax credit, whereas the 2013 tax rate reflects the benefit for 2012 and 2013. The increase in our tax rate was partially offset by an increase in the portion of pre-tax income in certain foreign jurisdictions which was taxed at a lower rate during the first six months of 2014.

•	We continued our stock repurchase program during 2014 and purchased 4,261,000 shares at an average price of approximately $32.99 per share in the six month period.

22 of 37

Ending Asset Balances
(In millions)
This table presents ending assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	As of June 30,		Percent Change
	2014	2013
Private Banks:
Equity and fixed income programs	$18,679	$12,876	45%
Collective trust fund programs	12	10	20%
Liquidity funds	5,274	5,048	4%
Total assets under management	$23,965	$17,934	34%
Client proprietary assets under administration	15,347	13,122	17%
Total assets	$39,312	$31,056	27%
Investment Advisors:
Equity and fixed income programs	42,125	34,447	22%
Collective trust fund programs	13	14	(7)%
Liquidity funds	2,696	2,145	26%
Total assets under management	$44,834	$36,606	22%
Institutional Investors:
Equity and fixed income programs	71,598	61,927	16%
Collective trust fund programs	100	106	(6)%
Liquidity funds	2,414	2,901	(17)%
Total assets under management	$74,112	$64,934	14%
Investment Managers:
Equity and fixed income programs	64	75	(15)%
Collective trust fund programs	22,598	18,197	24%
Liquidity funds	802	542	48%
Total assets under management	$23,464	$18,814	25%
Client proprietary assets under administration	337,492	289,807	16%
Total assets	$360,956	$308,621	17%
Investments in New Businesses:
Equity and fixed income programs	659	572	15%
Liquidity funds	38	29	31%
Total assets under management	$697	$601	16%
LSV:
Equity and fixed income programs	$82,026	$65,417	25%
Total:
Equity and fixed income programs	215,151	175,314	23%
Collective trust fund programs	22,723	18,327	24%
Liquidity funds	11,224	10,665	5%
Total assets under management	$249,098	$204,306	22%
Client proprietary assets under administration	352,839	302,929	16%
Total assets under management and administration	$601,937	$507,235	19%

23 of 37

Average Asset Balances
(In millions)
This table presents average asset balances of our clients, or of clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2014	2013		2014	2013
Private Banks:
Equity and fixed income programs (A)	$17,829	$12,959	38%	$16,972	$16,078	6%
Collective trust fund programs	12	10	20%	13	11	18%
Liquidity funds	5,429	5,093	7%	5,593	5,325	5%
Total assets under management	$23,270	$18,062	29%	$22,578	$21,414	5%
Client proprietary assets under administration	15,069	13,183	14%	15,218	13,022	17%
Total assets	$38,339	$31,245	23%	$37,796	$34,436	10%
Investment Advisors:
Equity and fixed income programs	40,887	34,831	17%	39,946	34,010	17%
Collective trust fund programs	13	14	(7)%	13	14	(7)%
Liquidity funds	2,637	2,028	30%	2,722	2,057	32%
Total assets under management	$43,537	$36,873	18%	$42,681	$36,081	18%
Institutional Investors:
Equity and fixed income programs	70,706	63,466	11%	69,202	63,554	9%
Collective trust fund programs	134	105	28%	119	103	16%
Liquidity funds	2,664	2,975	(10)%	2,618	2,968	(12)%
Total assets under management	$73,504	$66,546	10%	$71,939	$66,625	8%
Investment Managers:
Equity and fixed income programs	68	75	(9)%	68	72	(6)%
Collective trust fund programs	22,447	18,205	23%	22,226	17,667	26%
Liquidity funds	824	500	65%	781	506	54%
Total assets under management	$23,339	$18,780	24%	$23,075	$18,245	26%
Client proprietary assets under administration	333,373	286,018	17%	327,009	274,536	19%
Total assets	$356,712	$304,798	17%	$350,084	$292,781	20%
Investments in New Businesses:
Equity and fixed income programs	640	567	13%	632	555	14%
Liquidity funds	43	34	26%	45	36	25%
Total assets under management	$683	$601	14%	$677	$591	15%
LSV:
Equity and fixed income programs	$79,866	$66,781	20%	$78,086	$65,389	19%
Total:
Equity and fixed income programs (A)	209,996	178,679	18%	204,906	179,658	14%
Collective trust fund programs	22,606	18,334	23%	22,371	17,795	26%
Liquidity funds	11,597	10,630	9%	11,759	10,892	8%
Total assets under management	$244,199	$207,643	18%	$239,036	$208,345	15%
Client proprietary assets under administration	348,442	299,201	16%	342,227	287,558	19%
Total assets under management and administration	$592,641	$506,844	17%	$581,263	$495,903	17%
(A) Equity and fixed income programs in the Private Banks segment for the six months ended June 30, 2013 includes assets related to SEI AK which was sold during the first quarter 2013 (See Note 13 to the Consolidated Financial Statements).

24 of 37

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 were as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2014	2013		2014	2013
Private Banks:
Revenues	$114,182	$95,142	20%	$219,361	$193,888	13%
Expenses	98,957	97,755	1%	199,147	194,053	3%
Operating Profit	$15,225	$(2,613)	NM	$20,214	$(165)	NM
Gain on sale of subsidiary	—	—	—%	5,582	22,112	NM
Total Profit	$15,225	$(2,613)	NM	$25,796	$21,947	18%
Operating Margin (A)	13%	(3)%		9%	—%
Investment Advisors:
Revenues	$70,046	$59,284	18%	$136,470	$114,475	19%
Expenses	35,679	32,898	8%	70,256	64,523	9%
Operating Profit	$34,367	$26,386	30%	$66,214	$49,952	33%
Operating Margin	49%	45%		49%	44%
Institutional Investors:
Revenues	$70,994	$63,684	11%	$139,651	$126,846	10%
Expenses	35,025	33,028	6%	69,120	64,537	7%
Operating Profit	$35,969	$30,656	17%	$70,531	$62,309	13%
Operating Margin	51%	48%		51%	49%
Investment Managers:
Revenues	$62,451	$55,456	13%	$123,459	$109,276	13%
Expenses	39,449	36,507	8%	78,633	71,669	10%
Operating Profit	$23,002	$18,949	21%	$44,826	$37,607	19%
Operating Margin	37%	34%		36%	34%
Investments in New Businesses:
Revenues	$1,142	$1,008	13%	$2,260	$1,968	15%
Expenses	4,451	3,890	14%	8,700	7,628	14%
Operating Loss	$(3,309)	$(2,882)	NM	$(6,440)	$(5,660)	NM
(A) Percentages determined exclusive of gain from sale of subsidiary.
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

25 of 37

Private Banks

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2014	2013		2014	2013
Revenues:
Information processing and software servicing fees	$75,200	$62,271	21%	$143,728	$126,338	14%
Asset management, administration & distribution fees	33,289	25,863	29%	63,285	52,870	20%
Transaction-based and trade execution fees	5,693	7,008	(19)%	12,348	14,680	(16)%
Total revenues	$114,182	$95,142	20%	$219,361	$193,888	13%
Revenues increased $19.0 million, or 20 percent, in the three month period and increased $25.5 million, or 13 percent, in the six month period ended June 30, 2014 and were primarily affected by:

•
Increased investment management fees from existing international clients due to higher average assets under management from improved capital markets and increased net cash flows, net of the decrease in fees from the sale of SEI AK in the first quarter 2013;

•	$6.0 million in non-recurring professional services fees from a single project recorded in the second quarter 2014 related to investment processing services;

•	Increased fees earned on our mutual fund trading solution due to an increase in assets processed on the system from new and existing clients; and

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
Operating margin was 13 percent in the three month period and nine percent in the six month period. Operating income increased by $17.8 million in the three month period and increased by $20.4 million in the six month period and was primarily affected by:

•	An increase in revenues;

•	Decreased stock-based compensation costs;

•	A reduction in operational expenses, mainly personnel, due to the sale of SEI AK in the first quarter 2013;

•	Decreased operational costs, mainly salary and consulting costs, for servicing investment processing clients; and

•	Decreased direct expenses associated with the decreased transaction-based fees; partially offset by

•	Increased direct expenses associated with increased investment management fees from existing international clients;

•	Increased non-capitalized development costs, mainly personnel costs, related to the SEI Wealth Platform; and

•	Increased amortization expense related to the SEI Wealth Platform due to continued releases.
Investment Advisors
Revenues increased $10.8 million, or 18 percent, in the three month period and increased $22.0 million, or 19 percent, in the six month period ended June 30, 2014 and were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by market appreciation and an increase in net cash flows from new and existing advisors; and

•	An increase in the average basis points earned on assets due to the increase in average assets under management and product mix.

26 of 37

Operating margin increased to 49 percent compared to 45 percent in the three month period and increased to 49 percent compared to 44 percent in the six month period. Operating income increased by $8.0 million, or 30 percent, in the three month period and increased by $16.3 million, or 33 percent, in the six month period and was primarily affected by:

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

Institutional Investors
Revenues increased $7.3 million, or 11 percent, in the three month period and increased $12.8 million, or ten percent, in the six month period ended June 30, 2014 and were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by improved capital markets as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by client losses.
Operating margins increased to 51 percent compared to 48 percent in the three month period and increased to 51 percent compared to 49 percent in the six month period. Operating income increased $5.3 million, or 17 percent, in the three month period and increased $8.2 million, or 13 percent, in the six month period and was primarily affected by:

•	An increase in revenues; and

•	Decreased stock-based compensation costs; partially offset by

•	Increased direct expenses associated with higher investment management fees, and

•	Increased personnel costs, mainly salary and incentive-based compensation expenses.
Investment Managers
Revenues increased $7.0 million, or 13 percent, in the three month period and increased $14.2 million, or 13 percent, in the six month period ended June 30, 2014 and were primarily affected by:

•	Net positive cash flows from existing clients due to new funding along with higher valuations from improved capital markets; and

•	Positive cash flows from new clients; partially offset by client losses.
Operating margin increased to 37 percent compared to 34 percent in the three month period and increased to 36 percent compared to 34 percent in the six month period. Operating income increased $4.1 million, or 21 percent, in the three month period and increased $7.2 million, or 19 percent, in the six month period and was primarily affected by:

•	An increase in revenues; and

•	Decreased stock-based compensation costs; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $11.6 million and $12.5 million in the three months ended June 30, 2014 and 2013, respectively, and $23.3 million and $26.3 million in the six months ended June 30, 2014 and 2013, respectively. The decrease in corporate overhead expenses in the both comparable periods was primarily due to decreased stock-based compensation costs.

27 of 37

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net gain (loss) from investments	$391	$(177)	$527	$103
Interest and dividend income	721	688	1,498	1,741
Interest expense	(114)	(114)	(227)	(227)
Equity in earnings of unconsolidated affiliates	34,226	27,588	66,117	55,176
Gain on sale of subsidiary	—	—	5,582	22,112
Other income	—	43,429	—	43,429
Total other income and expense items, net	$35,224	$71,414	$73,497	$122,334
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes our less than 50 percent ownership in LSV. In April 2013, our interest in LSV was reduced from approximately 39.8 percent to approximately 39.3 percent.
Our proportionate share in the earnings of LSV was $34.5 million in second quarter 2014 as compared to $27.8 million in second quarter 2013, an increase of 24 percent. In the six months ended June 30, 2014, our proportionate share in the earnings of LSV was $66.7 million as compared to $55.6 million in the six months ended June 30, 2013, an increase of 20 percent. The increase in earnings was primarily due to increased assets under management from LSV's existing clients due to improved capital markets and an increase in performance fees. LSV’s average assets under management increased $12.7 billion to $78.1 billion during the six months ended June 30, 2014 as compared to $65.4 billion during the six months ended June 30, 2013, an increase of 19 percent. Our earnings from LSV, however, were negatively impacted by the decrease in our ownership interest in April 2013.
Gain on sale of subsidiary
We recorded gains of $5.6 million and $22.1 million during the six months ended June 30, 2014 and 2013, respectively, from the the sale of our ownership interests in SEI AK. These gains are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).
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
Income Taxes
Our effective tax rate was 35.7 percent and 35.5 percent for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, our effective tax rate was 35.8 percent and 35.2 percent, respectively. The increase in our tax rate for the six months ended June 30, 2014 was primarily due to the research and development tax credit. The 2014 tax rate reflects no benefit for the research and development tax credit due to the expiration of the credit on December 31, 2013, whereas the 2013 tax rate reflects the benefit of the tax credit for 2012 and 2013. The increase in our tax rate was partially offset by an increase in the portion of pre-tax income in certain foreign jurisdictions which is taxed at a lower rate during the first six months of 2014.
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

28 of 37

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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$142,992	$123,314
Net cash used in investing activities	(33,736)	(14,015)
Net cash used in financing activities	(155,362)	(74,487)
Net (decrease) increase in cash and cash equivalents	(46,106)	34,812
Cash and cash equivalents, beginning of period	578,273	452,247
Cash and cash equivalents, end of period	$532,167	$487,059
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At June 30, 2014, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of July 22, 2014, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $392.4 million.
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

29 of 37

reduce the amount we would ultimately realize. We do not include accounts of our foreign subsidiaries in our calculation of free and immediately accessible cash for other general corporate purposes.
Cash flows from operations increased $19.7 million in the first six months of 2014 compared to the first six months of 2013 primarily due to the non-cash adjustments related to the gains from the sale of SEI AK, deferred tax expense and stock-based compensation. The increase in cash flows was partially offset by the net change in our working capital accounts.
Cash flows from investing activities decreased $19.7 million in the first six months of 2014 compared to the first six months of 2013. Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first six months of 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013
Purchases	$(34,675)	$(15,484)
Sales and maturities	34,251	23,795
Net investing activities from marketable securities	(424)	8,311
Sales and maturities during the first six months of 2014 include sales of $18.0 million of GNMA securities and corresponding purchases of $18.7 million of similar GNMA securities with shorter-term maturities. Our investments in GNMA securities are held to satisfy applicable regulatory requirements of SPTC.

•
The capitalization of costs incurred in developing computer software. We will continue the development of the SEI Wealth Platform through a series of releases to expand the functionality of the Platform. We capitalized $18.3 million of software development costs in the first six months of 2014 as compared to $22.2 million in the first six months of 2013. Included in the amount for 2013 is a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for the Platform.

•
Capital expenditures. Our capital expenditures in the first six months of 2014 were $18.6 million as compared to $3.6 million in the first six months of 2013. Our expenditures in 2014 primarily include purchased software and equipment for our data center operations. Our expenditures in 2014 also include approximately $7.0 million for the expansion of our corporate headquarters which is expected to be completed in the third quarter of 2014. The total cost of the expansion is estimated to be at least $11.0 million, of which $9.2 million has been expended.

•
The sale of our subsidiary. The sale of SEI AK was completed during the first three months of 2013. Prior to the transaction, cash and cash equivalents held in the accounts of SEI AK were not considered free and immediately available. As a result of the sale, the net cash proceeds received significantly increased our amount of cash considered free and immediately accessible for other general corporate purposes. The net effect of the cash received from the sale of SEI AK and the transfer of cash balances to the owners is reflected in Sale of subsidiary, net of cash transferred. Our first payment related to the contingent purchase price of SEI AK was received in April 2014. Additional information pertaining to the sale is presented in Note 13 to the Consolidated Financial Statements.

Cash flows from financing activities decreased $80.9 million in the first six months of 2014 compared to the first six months of 2013. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We spent approximately $140.3 million during the first six months of 2014 and $86.4 million during the first six months of 2013 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $51.6 million in proceeds from the issuance of our common stock during the first six months of 2014 as compared to $39.6 million during the first six months of 2013.

•
Dividend payments. Cash dividends paid were $74.3 million or $.22 per share in the first six months of 2014 as compared to $34.4 million in the first six months of 2013. Dividends paid in 2014 includes the semi-annual dividends declared in December 2013 and May 2014 whereas dividends paid in 2013 only includes the semi-annual dividend declared in May 2013.

We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for ongoing operations; continued investment in new products and equipment; our common stock repurchase program, expansion of our corporate campus and future dividend payments.

30 of 37

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

31 of 37

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

32 of 37

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

33 of 37

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

34 of 37

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
A lawsuit entitled Steven Curd and Rebel Curd v. SEI Investments Management Corporation was filed against SIMC in the United States District Court for the Eastern District of Pennsylvania on December 11, 2013. The plaintiffs bring the case as a shareholder derivative action against SIMC on behalf of certain SEI funds. The claims are based on Section 36(b) of the Investment Company Act of 1940, as amended, which allows shareholders of a mutual fund to sue the investment adviser of the fund for an alleged breach of fiduciary duty with respect to compensation received by the adviser. The plaintiffs have brought the suit against SIMC with respect to five specific SEI Funds: the High Yield Bond, Tax-Managed Large Cap, and Tax-Managed Small/Mid Cap Funds, each of which is a series of the SEI Institutional Managed Trust, the Intermediate Term Municipal Fund, which is a series of the SEI Tax Exempt Trust, and the International Equity Fund, which is a series of the SEI Institutional International Trust ("the SEI Funds"). The plaintiffs seek: (1) damages for the SEI Funds in the amount of the alleged “excessive” fees earned by SIMC beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees; (2) orders declaring that SIMC allegedly violated Section 36(b) and enjoining SIMC from further alleged violations; and (3) rescission of the advisory contracts between SIMC and the funds, and restitution of all allegedly excessive fees paid beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees. On February 24, 2014, SIMC filed a motion to dismiss the complaint in this lawsuit. The plaintiffs named the SEI Funds as nominal defendants, and the SEI Funds moved to dismiss on May 23, 2014. While the outcome of this litigation is uncertain given its early phase, SIMC believes that it has valid defenses to plaintiffs' claims and intends to defend the lawsuit vigorously and SIMC is not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.
Item 1A.     Risk Factors.
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2013.

35 of 37

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $2.478 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended June 30, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – 30, 2014	305,000	$32.05	305,000	$202,294,000
May 1 – 31, 2014	922,000	32.10	922,000	172,708,000
June 1 – 30, 2014	986,000	32.66	986,000	140,502,000
Total	2,213,000	32.34	2,213,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated July 23, 2014 of SEI Investments Company related to the Company's financial and operating results for the second quarter ended June 30, 2014.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

36 of 37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	July 23, 2014	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

37 of 37