Form 10-Q
period 2014-09-30
SEI INVESTMENTS CO
filed 2014-10-23
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of October 21, 2014 was 167,235,919.

1 of 38

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$577,914	$578,273
Restricted cash	5,500	5,500
Receivables from regulated investment companies	46,533	39,364
Receivables, net of allowance for doubtful accounts of $1,038 and $651	211,228	186,664
Securities owned	21,173	21,133
Other current assets	21,028	16,166
Total Current Assets	883,376	847,100
Property and Equipment, net of accumulated depreciation of $235,606 and $220,064	128,775	118,995
Capitalized Software, net of accumulated amortization of $208,502 and $180,062	310,368	312,615
Investments Available for Sale	81,084	83,323
Trading Securities	4,908	4,849
Investment in Unconsolidated Affiliates	63,858	61,370
Other Assets, net	13,410	10,917
Total Assets	$1,485,779	$1,439,169

Liabilities and Equity
Current Liabilities:
Accounts payable	$6,512	$16,235
Accrued liabilities	148,839	188,123
Deferred income taxes, net	1,868	1,653
Deferred revenue	1,098	1,977
Total Current Liabilities	158,317	207,988
Deferred Income Taxes	71,552	66,572
Other Long-term Liabilities	11,270	8,607
Total Liabilities	241,139	283,167
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 167,112 and 169,242 shares issued and outstanding	1,671	1,692
Capital in excess of par value	805,197	721,219
Retained earnings	440,767	431,604
Accumulated other comprehensive (loss) income, net	(2,995)	1,487
Total Shareholders' Equity	1,244,640	1,156,002
Total Liabilities and Shareholders' Equity	$1,485,779	$1,439,169
The accompanying notes are an integral part of these consolidated financial statements.

2 of 38

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Asset management, administration and distribution fees	$244,704	$208,780	$705,966	$611,135
Information processing and software servicing fees	70,020	64,606	215,026	191,606
Transaction-based and trade execution fees	7,323	7,269	22,256	24,367
Total revenues	322,047	280,655	943,248	827,108
Expenses:
Subadvisory, distribution and other asset management costs	39,737	31,209	110,993	88,795
Software royalties and other information processing costs	8,562	7,541	25,532	22,912
Brokerage commissions	5,119	5,519	16,217	18,291
Compensation, benefits and other personnel	94,316	89,311	281,210	264,636
Stock-based compensation	3,786	11,097	9,481	26,997
Consulting, outsourcing and professional fees	34,946	33,367	103,283	98,667
Data processing and computer related	13,555	12,654	39,553	37,028
Facilities, supplies and other costs	16,136	13,573	49,354	47,280
Amortization	9,813	8,829	28,611	25,498
Depreciation	5,579	5,616	16,494	17,050
Total expenses	231,549	218,716	680,728	647,154
Income from operations	90,498	61,939	262,520	179,954
Net (loss) gain from investments	(478)	535	49	638
Interest and dividend income	750	679	2,248	2,420
Interest expense	(115)	(195)	(342)	(422)
Equity in earnings of unconsolidated affiliates	37,963	31,028	104,080	86,204
Gain on sale of subsidiary	—	—	5,582	22,112
Other income	—	—	—	43,429
Income before income taxes	128,618	93,986	374,137	334,335
Income taxes	44,635	26,791	132,521	111,376
Net income	83,983	67,195	241,616	222,959
Less: Net income attributable to the noncontrolling interest	—	—	—	(350)
Net income attributable to SEI Investments Company	$83,983	$67,195	$241,616	$222,609
Basic earnings per common share	$0.50	$0.39	$1.43	$1.29
Shares used to compute basic earnings per share	167,925	171,308	168,612	172,043
Diluted earnings per common share	$0.49	$0.38	$1.39	$1.26
Shares used to compute diluted earnings per share	172,905	176,043	173,700	176,036
Dividends declared per common share	$—	$—	$0.22	$0.20
The accompanying notes are an integral part of these consolidated financial statements.

3 of 38

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Net income		$83,983		$67,195		$241,616		$222,959
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments		(6,308)		3,146		(4,896)		(3,961)
Unrealized (loss) gain on investments:
Unrealized (losses) gains during the period, net of income taxes of $330, $111, $(426) and $(701)	(584)		354		407		(886)
Less: reclassification adjustment for losses (gains) realized in net income, net of income taxes of $(39), $23, $(1) and $(162)	76	(508)	55	409	7	414	(287)	(1,173)
Total other comprehensive (loss) income, net of tax		(6,816)		3,555		(4,482)		(5,134)
Comprehensive income		$77,167		$70,750		$237,134		$217,825
Comprehensive loss attributable to the noncontrolling interest		—		—		—		101
Comprehensive income attributable to SEI Investments Company		$77,167		$70,750		$237,134		$217,926
The accompanying notes are an integral part of these consolidated financial statements.

4 of 38

SEI Investments Company
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$241,616	$222,959
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	(721)	17,336
Net cash provided by operating activities	240,895	240,295
Cash flows from investing activities:
Additions to property and equipment	(26,422)	(10,413)
Additions to capitalized software	(26,193)	(31,044)
Purchases of marketable securities	(42,305)	(48,653)
Prepayments and maturities of marketable securities	27,224	29,462
Sales of marketable securities	18,133	7,284
Sale of subsidiary, net of cash transferred	5,582	6,028
Purchases of other investments	(2,000)	(2,604)
Net cash used in investing activities	(45,981)	(49,940)
Cash flows from financing activities:
Purchase and retirement of common stock	(215,777)	(144,121)
Proceeds from issuance of common stock	81,426	54,788
Tax benefit on stock options exercised	13,372	8,345
Payment of dividends	(74,294)	(34,400)
Net cash used in financing activities	(195,273)	(115,388)
Net (decrease) increase in cash and cash equivalents	(359)	74,967
Cash and cash equivalents, beginning of period	578,273	452,247
Cash and cash equivalents, end of period	$577,914	$527,214
The accompanying notes are an integral part of these consolidated financial statements.

5 of 38

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K has been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine month periods ended September 30, 2014 and 2013. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
There have been no significant changes in significant accounting policies during the nine months ended September 30, 2014 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Cash and Cash Equivalents
Cash and cash equivalents includes $374,292 and $387,201 at September 30, 2014 and December 31, 2013, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are considered Level 1 assets.
Restricted Cash
Restricted cash includes $5,000 at September 30, 2014 and December 31, 2013 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $500 at September 30, 2014 and December 31, 2013, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
Capitalized Software
The Company capitalized $26,193 and $31,044 of software development costs for the continued development of the SEI Wealth PlatformSM (the Platform) during the nine months ended September 30, 2014 and 2013, respectively. Included in the amount for 2013 is a one-time contractual payment of $8,812 to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for the Platform. As of September 30, 2014, the net book value of the Platform was $310,368.

6 of 38

The Platform has an estimated useful life of 15 years and a weighted average remaining life of 7.8 years. Amortization expense for the Platform was $28,345 and $25,046 during the nine months ended September 30, 2014 and 2013, respectively.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended September 30, 2014 and 2013 are:

	For the Three Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$83,983	167,925,000	$0.50
Dilutive effect of stock options	—	4,980,000
Diluted earnings per common share	$83,983	172,905,000	$0.49

	For the Three Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$67,195	171,308,000	$0.39
Dilutive effect of stock options	—	4,735,000
Diluted earnings per common share	$67,195	176,043,000	$0.38
Employee stock options to purchase 4,411,000 and 3,042,000 shares of common stock, with an average exercise price of $32.38 and $31.39, were outstanding during the three months ended September 30, 2014 and 2013, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.
The calculations of basic and diluted earnings per share for the nine months ended September 30, 2014 and 2013 are:

	For the Nine Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$241,616	168,612,000	$1.43
Dilutive effect of stock options	—	5,088,000
Diluted earnings per common share	$241,616	173,700,000	$1.39

	For the Nine Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$222,609	172,043,000	$1.29
Dilutive effect of stock options	—	3,993,000
Diluted earnings per common share	$222,609	176,036,000	$1.26
Employee stock options to purchase 4,416,000 and 5,522,000 shares of common stock, with an average exercise price of $32.37 and $29.22, were outstanding during the nine months ended September 30, 2014 and 2013, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per common share would have been anti-dilutive.

7 of 38

Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2014	2013
Net income	$241,616	$222,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,494	17,050
Amortization	28,611	25,498
Equity in earnings of unconsolidated affiliates	(104,080)	(86,204)
Distributions received from unconsolidated affiliate	103,592	109,173
Stock-based compensation	9,481	26,997
Provision for losses on receivables	387	(180)
Deferred income tax expense	4,768	(21,443)
Gain from sale of SEI AK	(5,582)	(22,112)
Net gain from investments	(49)	(638)
Change in other long-term liabilities	2,663	1,671
Change in other assets	(2,769)	80
Other	(4,665)	(4,199)
Change in current asset and liabilities
Decrease (increase) in
Restricted cash for broker-dealer operations	—	500
Receivables from regulated investment companies	(7,169)	(8,495)
Receivables	(24,951)	(17,255)
Other current assets	(4,862)	(1,208)
Increase (decrease) in
Accounts payable	(9,723)	(3,960)
Accrued liabilities	(1,988)	3,149
Deferred revenue	(879)	(1,088)
Total adjustments	(721)	17,336
Net cash provided by operating activities	$240,895	$240,295
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

8 of 38

Note 2.	Investment in Unconsolidated Affiliates
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a Delaware general partnership. LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a small number of SEI-sponsored mutual funds. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s total partnership interest in LSV was approximately 39.3 percent during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, the Company's total partnership interest was reduced from approximately 39.8 percent to approximately 39.3 percent. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
At September 30, 2014 and December 31, 2013, the Company’s total investment in LSV was $51,956 and $50,595, respectively. The investment in LSV exceeded the underlying equity in the net assets of LSV by $3,062 which is considered goodwill embedded in the investment. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $103,592 and $109,173 in the nine months ended September 30, 2014 and 2013, respectively. The Company received an additional partnership distribution payment during the nine months ended September 30, 2013 as compared to the current year period due to a change in the timing of the payments.
The Company’s proportionate share in the earnings of LSV was $38,237 and $31,285 during the three months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, the Company’s proportionate share in the earnings of LSV was $104,953 and $86,871, respectively.
The following table contains the condensed statements of operations of LSV for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$114,464	$92,184	$316,185	$256,782
Net income	97,332	79,555	267,075	220,657
Guaranty Agreement with LSV Employee Group II
In April 2011, LSV Employee Group II agreed to purchase a partnership interest of an existing LSV employee for $4,300, of which $3,655 was financed through a term loan with Bank of America, N.A. (Bank of America). The Company provided an unsecured guaranty to the lenders of all the obligations of LSV Employee Group II. The lenders had the right to seek payment from the Company in the event of a default by LSV Employee Group II. LSV Employee Group II made the final principal payment in May 2014 for the term loan and has no further obligation regarding the Credit Agreement. LSV Employee Group II made principal payments of $716 during 2014, including the final principal payment of $365 in May 2014.
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
In September 2014, LSV Employee Group III made the final principal payment related to the term loan guaranteed by LSV. As of October 21, 2014, the remaining unpaid principal balance of the term loan guaranteed by the Company was $42,381. LSV Employee Group III has met all financial obligations to date regarding the scheduled repayment of the term loans since origination. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.
Investment in Gao Fu Limited
The Company has an investment in Gao Fu Limited (Gao Fu), a wealth services firm based in Shanghai in the Republic of China. The Company accounts for its interest in Gao Fu using the equity method. At September 30, 2014 and December 31, 2013, the Company's total investment in Gao Fu was $11,902 and $10,775, respectively. The Company's proportionate share in the losses of Gao Fu was $873 and $667 during the nine months ended September 30, 2014 and 2013, respectively.

9 of 38

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

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2014	December 31, 2013
Trade receivables	$67,179	$44,502
Fees earned, not billed	140,030	128,248
Other receivables	5,057	14,565
	212,266	187,315
Less: Allowance for doubtful accounts	(1,038)	(651)
	$211,228	$186,664
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

10 of 38

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2014	December 31, 2013
Buildings	$149,056	$138,426
Equipment	77,078	70,117
Land	9,997	9,929
Purchased software	104,304	96,268
Furniture and fixtures	17,095	17,060
Leasehold improvements	5,536	4,670
Construction in progress	1,315	2,589
	364,381	339,059
Less: Accumulated depreciation	(235,606)	(220,064)
Property and Equipment, net	$128,775	$118,995
The Company recognized $16,494 and $17,050 in depreciation expense related to property and equipment for the nine months ended September 30, 2014 and 2013, respectively.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2014	December 31, 2013
Accrued employee compensation	$60,395	$69,256
Accrued employee benefits and other personnel	7,481	9,647
Accrued consulting, outsourcing and professional fees	23,126	19,311
Accrued sub-advisory, distribution and other asset management fees	30,845	25,018
Accrued dividend payable	—	37,314
Other accrued liabilities	26,992	27,577
Total accrued liabilities	$148,839	$188,123

Note 5.    Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in equity and fixed-income mutual funds that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed pass-through certificates, Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes and investment grade commercial paper. The Company's Level 2 financial assets, with the exception of the GNMA securities, were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The GNMA mortgage-backed pass-through certificates were purchased for the sole purpose of satisfying specific regulatory requirements imposed on our wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC). As a result, the Company's Level 2 financial assets are limited to only these types of fixed income securities. The valuation of the Company's Level 2 financial assets are based upon securities pricing policies and procedures utilized by third-party pricing vendors. The pricing policies and procedures applied during the nine months ended September 30, 2014 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2013. The Company had no Level 3 financial assets or liabilities at September 30, 2014 or December 31, 2013. There were no transfers of financial assets between levels within the fair value hierarchy during the nine months ended September 30, 2014.

11 of 38

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At September 30, 2014
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,804	$11,804	$—
Fixed income available-for-sale securities	69,280	—	69,280
Fixed income securities owned	21,173	—	21,173
Trading securities	4,908	4,908	—
	$107,165	$16,712	$90,453

	At December 31, 2013
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,633	$11,633	$—
Fixed income available-for-sale securities	71,690	—	71,690
Fixed income securities owned	21,133	—	21,133
Trading securities	4,849	4,849	—
	$109,305	$16,482	$92,823

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At September 30, 2014
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$7,634	$1,388	$—	$9,022
Equities and other mutual funds	2,760	22	—	2,782
Debt securities	68,033	1,247	—	69,280
	$78,427	$2,657	$—	$81,084

	At December 31, 2013
	Cost Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SEI-sponsored mutual funds	$7,612	$1,242	$—	$8,854
Equities and other mutual funds	2,615	164	—	2,779
Debt securities	71,280	410	—	71,690
	$81,507	$1,816	$—	$83,323
Net unrealized gains at September 30, 2014 and December 31, 2013 were $1,800 (net of income tax expense of $857) and $1,386 (net of income tax expense of $430), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive (loss) income on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $238 and gross realized losses of $247 from available-for-sale securities during the nine months ended September 30, 2014. There were gross realized gains of $710 and gross realized losses of $261 from

12 of 38

available-for-sale securities during the nine months ended September 30, 2013. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income, are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
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
Trading securities of the Company primarily consist of an investment related to the startup of mutual funds sponsored by LSV. These mutual funds are U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $4,908 and $4,849 at September 30, 2014 and December 31, 2013, respectively. The Company recognized gains of $59 and $135 from the change in fair value of the funds during the nine months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014 and 2013, the Company recognized losses of $362 and gains of $610, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,173 and $21,133 at September 30, 2014 and December 31, 2013, respectively. There were no material net gains or losses from the change in fair value of the securities during the three and nine months ended September 30, 2014 and 2013.

Note 7.    Lines of Credit
The Company has a five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 1.25 percent above LIBOR. There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings under the Credit Facility at September 30, 2014. The Company was in compliance with all covenants of the Credit Facility during the nine months ended September 30, 2014.
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

13 of 38

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
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and nine months ended September 30, 2014 and 2013, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense	$3,786	$11,097	$9,481	$26,997
Less: Deferred tax benefit	(1,322)	(4,125)	(3,272)	(9,908)
Stock-based compensation expense, net of tax	$2,464	$6,972	$6,209	$17,089
As of September 30, 2014, there was approximately $29,768 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2014 was $79,830. The total options exercisable as of September 30, 2014 had an intrinsic value of $175,270. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2014 and the weighted average exercise price of the shares. The market value of the Company’s common stock as of September 30, 2014 was $36.16 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of September 30, 2014 was $19.49. Total options that were outstanding and exercisable as of September 30, 2014 were 19,535,000 and 10,516,000, respectively.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 6,305,000 shares at a total cost of $215,796 during the nine months ended September 30, 2014. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of October 21, 2014, the Company has $65,274 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 21, 2014, the Board of Directors declared a cash dividend of $0.22 per share on the Company's common stock, which was paid on June 24, 2014, to shareholders of record on June 16, 2014. Cash dividends declared during the nine months ended September 30, 2014 and 2013 were $36,980 and $34,400, respectively.

14 of 38

Note 9.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Total
Balance, January 1, 2014	$101	$1,386	$1,487

Other comprehensive income (loss) before reclassifications	(4,896)	407	(4,489)
Amounts reclassified from accumulated other comprehensive income	—	7	7
Net current-period other comprehensive income (loss)	(4,896)	414	(4,482)

Balance, September 30, 2014	$(4,795)	$1,800	$(2,995)

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2014 and 2013. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended September 30, 2014 and 2013.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2014
Revenues	$110,147	$74,469	$72,560	$63,640	$1,231	$322,047
Expenses	100,498	37,796	35,495	40,156	4,614	218,559
Operating profit (loss)	$9,649	$36,673	$37,065	$23,484	$(3,383)	$103,488

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2013
Revenues	$97,370	$61,393	$63,539	$57,266	$1,087	$280,655
Expenses	95,579	33,768	33,058	37,763	4,146	204,314
Operating profit (loss)	$1,791	$27,625	$30,481	$19,503	$(3,059)	$76,341

15 of 38

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013 is as follows:

	2014	2013
Total operating profit from segments above	$103,488	$76,341
Corporate overhead expenses	(12,990)	(14,402)
Income from operations	$90,498	$61,939

The following tables provide additional information for the three months ended September 30, 2014 and 2013 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2014	2013	2014	2013
Private Banks	$7,797	$9,376	$2,922	$3,799
Investment Advisors	3,731	3,513	759	521
Institutional Investors	239	777	295	222
Investment Managers	3,115	1,596	907	525
Investments in New Businesses	498	186	511	442
Total from business segments	$15,380	$15,448	$5,394	$5,509
Corporate overhead	341	259	185	107
	$15,721	$15,707	$5,579	$5,616

	Amortization
	2014	2013
Private Banks	$6,342	$5,704
Investment Advisors	2,341	2,105
Institutional Investors	363	326
Investment Managers	242	218
Investments in New Businesses	468	419
Total from business segments	$9,756	$8,772
Corporate overhead	57	57
	$9,813	$8,829
The following tables highlight certain unaudited financial information about each of the Company’s business segments for the nine months ended September 30, 2014 and 2013.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2014
Revenues	$329,508	$210,939	$212,211	$187,099	$3,491	$943,248
Expenses	299,645	108,052	104,615	118,789	13,314	644,415
Operating profit (loss)	$29,863	$102,887	$107,596	$68,310	$(9,823)	$298,833
Gain on sale of subsidiary	5,582	—	—	—	—	5,582
Total profit (loss)	$35,445	$102,887	$107,596	$68,310	$(9,823)	$304,415

16 of 38

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2013
Revenues	$291,258	$175,868	$190,385	$166,542	$3,055	$827,108
Expenses	289,632	98,291	97,595	109,432	11,774	606,724
Operating profit (loss)	$1,626	$77,577	$92,790	$57,110	$(8,719)	$220,384
Gain on sale of subsidiary	22,112	—	—	—	—	22,112
Total profit (loss)	$23,738	$77,577	$92,790	$57,110	$(8,719)	$242,496
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine months ended September 30, 2014 and 2013 is as follows:

	2014	2013
Total operating profit from segments above	$298,833	$220,384
Corporate overhead expenses	(36,313)	(40,719)
Noncontrolling interest reflected in segments	—	289
Income from operations	$262,520	$179,954

The following tables provide additional information for the nine months ended September 30, 2014 and 2013 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2014	2013	2014	2013
Private Banks	$26,105	$26,079	$10,211	$11,679
Investment Advisors	11,381	9,480	1,762	1,547
Institutional Investors	3,169	1,921	714	674
Investment Managers	8,337	3,071	1,931	1,461
Investments in New Businesses	1,694	461	1,461	1,350
Total from business segments	$50,686	$41,012	$16,079	$16,711
Corporate Overhead	1,929	445	415	339
	$52,615	$41,457	$16,494	$17,050

	Amortization
	2014	2013
Private Banks	$18,485	$16,497
Investment Advisors	6,825	6,063
Institutional Investors	1,058	937
Investment Managers	706	626
Investments in New Businesses	1,366	1,204
Total from business segments	$28,440	$25,327
Corporate Overhead	171	171
	$28,611	$25,498

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at September 30, 2014 and December 31, 2013 was $13,557 and $12,028, respectively, exclusive of interest and penalties, of which $11,623 and $10,139 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2014 and December 31, 2013, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $967 and $754, respectively.

17 of 38

	September 30, 2014	December 31, 2013
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$13,557	$12,028
Interest and penalties on unrecognized benefits	967	754
Total gross uncertain tax positions	$14,524	$12,782
Amount included in Current liabilities	$3,254	$4,175
Amount included in Other long-term liabilities	11,270	8,607
	$14,524	$12,782
The Company’s effective tax rate was 34.7 percent and 28.5 percent for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the Company's tax rate was 35.4 percent and 33.3 percent, respectively. The increase in the tax rate for the three months ended September 30, 2014 was due to the fact that the September 30, 2013 quarter was benefited by a Pennsylvania Tax Law change enacted on July 18, 2013. Accounting rules required the effect of the law change to be recorded in the quarter which the law was signed. The Company's effective tax rate for the nine months ended September 30, 2014 was also impacted by the expiration of the research and development tax credit on December 31, 2013, whereas the Company's 2013 tax rate for the comparable period reflects the benefit of the tax credit for 2012 and 2013.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law which reinstated the research and development tax credit retroactively from January 1, 2012 through December 31, 2013. Current accounting guidance requires the determination of current and deferred taxes be based upon the provisions of the enacted tax law as of the balance sheet date. Since the Act was not signed into law until January 2, 2013, the effect of the 2012 research and development tax credit was therefore reflected in the Company's 2013 tax rate. Since the research and development tax credit expired as of December 31, 2013, no credit was reflected in the Company's 2014 tax rate. The increase in tax rate was partially offset by an increase in the portion of pre-tax income in certain foreign jurisdictions which is taxed at a lower rate during the nine months ended September 30, 2014.
The Company files income tax returns in the United States on a consolidated basis and in many U.S. state and foreign jurisdictions. The Company is subject to examination of income tax returns by the Internal Revenue Service (IRS) and other domestic and foreign tax authorities. The Company is no longer subject to U.S. federal income tax examination for years before 2011 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2009.
The Company estimates it will recognize $3,254 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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

18 of 38

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
SEI and SPTC filed an answer to the East Baton Rouge class action, plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated would not be set for hearing until after the hearing on the class certification motion. The Court in the East Baton Rouge action held a hearing on class certification on September 20, 2012. By oral decision on December 5, 2012 and later entered in a judgment signed on December 17, 2012 that was subsequently amended, the Court in East Baton Rouge certified a class to be composed of persons who purchased or renewed any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009 or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. On January 30, 2013, SEI and SPTC filed motions for appeal from the judgments that stated SEI's and SPTC's intention to move to stay the litigation. On February 1, 2013, plaintiffs filed a motion for Leave to File First Amended and Restated Class Action Petition in which they ask the Court to allow them to amend the petition in this case to add additional facts that were developed during discovery and adding claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 15, 2013, SEI filed a motion for new trial, or, in the alternative, for reconsideration of the Court's order allowing amendment. On February 22, 2013, SEI filed a motion to stay proceedings in view of the pending Supreme Court case. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by filing an exception. On March 11, 2013, the insurance carrier defendants filed a notice of removal removing the case to the Middle District of Louisiana and on March 18, 2013, the insurance carrier defendants filed answers. On March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On March 19, 2013, plaintiffs filed a motion to remand, a motion for expedited briefing schedule, expedited status conference and expedited consideration of their motion to remand, a motion for leave to file under seal and a motion for order pursuant to 28 U.S.C. 1447(b) requiring removing defendants to supplement federal court record with certified copy of state court record. These motions are now fully briefed. On March 25, 2013, SEI filed a motion that the court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of removal jurisdiction in an April 12, 2013 order that also dismissed without prejudice a motion to dismiss for lack of jurisdiction and improper venue filed on April 9, 2013 by one of the insurers. On April 1, 2013, the Louisiana Office of Financial Institutions (OFI) filed a motion to remand and sever claims, and a response to that motion by the insurers and opposition to that motion by the plaintiffs were filed on April 22, 2013. Along with the briefing in the Middle District of Louisiana, on March 13, 2013, SEI notified the MDL of this case as a potential tag-along action. On March 19, 2013, plaintiffs notified the MDL that they had filed a motion to remand and asked the panel to decline to issue a conditional transfer order. On March 29, 2013, the MDL issued a conditional transfer order (CTO). On April 18, 2013, OFI filed a motion to vacate the CTO or, in the alternative, stay any ruling to transfer the matter until after the Middle District of Louisiana ruled on OFI's motion to remand and sever. Plaintiffs filed a motion to vacate the CTO on April 19, 2013. SEI's responses to those motions were filed on May 9, 2013. On June 12, 2013, the MDL Panel issued an order notifying the parties that on July 25, 2013, it would consider, without oral argument, Plaintiffs' and OFI's motions to vacate the CTO. On August 7, 2013, the MDL Panel affirmed the CTO and transferred the matter against SEI to the United States District Court for the Northern District of Texas; the MDL Panel also severed the claims against OFI and remanded those claims to the Middle District of Louisiana. On September 11, 2013, defendants filed a motion requesting a status conference with the Court to address the status of all pending motions. On October 4, 2013, Plaintiffs filed a petition for a writ of mandamus asking the United States Court of Appeals for the Fifth Circuit to review the MDL Panel’s transfer Order and on February 14, 2014, the Court denied the petition. On October 1, 2014, SEI filed a renewed motion to dismiss in the Northern District of Texas, and on October 6, 2014, the United States District Court for the Northern District of Texas denied the motion to remand. This case is

19 of 38

now pending in the Northern District of Texas. On October 16, 2014, the Plaintiffs filed a Petition for Permission to Appeal with the Court of Appeals for the Fifth Circuit with respect to the denial by the District Court of the Plaintiffs’ motion to remand.
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
A lawsuit entitled Steven Curd and Rebel Curd v. SEI Investments Management Corporation was filed against SIMC in the United States District Court for the Eastern District of Pennsylvania on December 11, 2013. On August 28, 2014, the Court granted SIMC’s motion to dismiss the initial complaint in the lawsuit, but also granted plaintiffs leave to amend the complaint. On October 2, 2014, plaintiffs filed an amended complaint. In the amended complaint, SEI Investments Global Funds Services (SGFS) was added as a defendant. The plaintiffs bring the case as a shareholder derivative action against SIMC and SGFS on behalf of certain SEI funds. The claims are based on Section 36(b) of the Investment Company Act of 1940, as amended, which allows shareholders of a mutual fund to sue the investment adviser of the fund or its affiliates for an alleged breach of fiduciary duty with respect to compensation received by the adviser or its affiliates. The plaintiffs have brought the suit against SIMC and SGFS with respect to five specific SEI Funds: the High Yield Bond, Tax-Managed Large Cap, and Tax-Managed Small/Mid Cap Funds, each of which is a series of the SEI Institutional Managed Trust, the Intermediate Term Municipal Fund, which is a series of the SEI Tax Exempt Trust, and the International Equity Fund, which is a series of the SEI Institutional International Trust (the SEI Funds). The plaintiffs seek: (1) damages for the SEI Funds in the amount of the alleged “excessive” fees earned by SIMC and SGFS beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees; (2) orders declaring that SIMC and SGFS allegedly violated Section 36(b) and enjoining SIMC and SGFS from further alleged violations; and (3) rescission of SIMC’s and SGFS’s contracts with the funds, and restitution of all allegedly excessive fees paid beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees. While the outcome of this litigation is uncertain given its early phase, SIMC and SGFS believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuit vigorously, and SIMC and SGFS are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.

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
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Baring Asset Management Limited. The net working capital of SEI AK at closing in excess of required regulatory capital, and subject to certain other adjustments, was distributed to the Company, MetLife and IFC in accordance with the ownership interests. The Company recognized a pre-tax gain of $22,112, or $0.08 diluted earnings per share, during the nine months ended September 30, 2013 as a result of the sale. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014, and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. The Company recognized a pre-tax gain of $5,582, or $0.02 diluted earnings per share, with respect to the one-year period ended December 31, 2013 during the nine months ended September 30, 2014. The Company received the payment for this portion of the contingent purchase price in April 2014. The Company's gains from the sale of SEI AK are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.

20 of 38

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

21 of 38

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition at September 30, 2014 and 2013, the consolidated results of operations for the three and nine months ended September 30, 2014 and 2013 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2013.

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of September 30, 2014, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $612.2 billion in mutual fund and pooled or separately managed assets, including $249.1 billion in assets under management and $363.1 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $81.5 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 were:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2014	2013		2014	2013
Revenues	$322,047	$280,655	15%	$943,248	$827,108	14%
Expenses	231,549	218,716	6%	680,728	647,154	5%
Income from operations	90,498	61,939	46%	262,520	179,954	46%
Net (loss) gain from investments	(478)	535	NM	49	638	NM
Interest income, net of interest expense	635	484	31%	1,906	1,998	(5)%
Equity in earnings from unconsolidated affiliates	37,963	31,028	22%	104,080	86,204	21%
Gain on sale of subsidiary	—	—	—%	5,582	22,112	NM
Other income	—	—	—%	—	43,429	NM
Income before income taxes	128,618	93,986	37%	374,137	334,335	12%
Income taxes	44,635	26,791	67%	132,521	111,376	19%
Net income	83,983	67,195	25%	241,616	222,959	8%
Less: Net income attributable to noncontrolling interest	—	—	—%	—	(350)	NM
Net income attributable to SEI Investments Co.	$83,983	$67,195	25%	241,616	$222,609	9%
Diluted earnings per common share	$0.49	$0.38	29%	$1.39	$1.26	10%

The following items had a significant impact on our financial results for the three and nine months ended September 30, 2014 and 2013:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients and market appreciation. Our average assets under management, excluding LSV, increased $20.2 billion, or 14 percent, to $163.5 billion in the first nine months of 2014 as compared to $143.3 billion during the first nine months of 2013. Our average assets under administration increased $54.5 billion, or 19 percent, to $348.3 billion in the first nine months of 2014 as compared to $293.8 billion during the first nine months of 2013.

•
Sales of new business in our Institutional Investors and Investment Managers business segments as well as positive cash receipts from new and existing advisor relationships in our Investment Advisors business segment contributed to

22 of 38

the increase in our revenues and profits. Additionally, increased investment management fees from international clients in our Private Banks segment also contributed to our revenue growth.

•
Revenue growth was also driven by increased Information processing and software servicing fees in our Private Banks segment. The increase was primarily attributable to increased fees earned from our mutual fund trading solution and higher fees from the growth in assets processed on the SEI Wealth Platform and $6.0 million, or $.02 diluted earnings per share, in non-recurring professional services fees from a single project recorded in the second quarter 2014 related to investment processing services.

•
Our proportionate share in the earnings of LSV was $105.0 million in the first nine months of 2014 as compared to $86.9 million in the first nine months of 2013, an increase of 21 percent. The increase in earnings was primarily driven by the increase in assets under management from LSV's existing clients due to market appreciation and an increase in performance fees earned by LSV.

•
Stock-based compensation costs in the first nine months of 2014 declined by $17.5 million due to the acceleration of expense recognition during the comparable period of 2013 for stock options that achieved performance vesting targets earlier than originally estimated.

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

•
We capitalized $26.2 million in the first nine months of 2014 for the SEI Wealth Platform as compared to $31.0 million in the first nine months of 2013. Included in the amount for 2013 is a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license. Amortization expense related to the Platform increased to $28.3 million during the first nine months of 2014 as compared to $25.0 million during the first nine months of 2013 due to continued releases of new functionality for the Platform.

•
Our operating margins in all four core business segments improved in the first nine months of 2014 mainly due to increased recurring revenues generated from the higher levels of assets under management and administration as previously discussed.

•
We recorded pre-tax gains of $5.6 million, or $.02 diluted earnings per share, and $22.1 million, or $.08 diluted earnings per share, from the sale of SEI Asset Korea (SEI AK) in the first nine months of 2014 and 2013, respectively. The gains from the sale are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations. The operating results of SEI AK were included in the Private Banks business segment (See Note 13 to the Consolidated Financial Statements for more information).

•
We recorded income of $43.4 million, or $0.16 diluted earnings per share, during the second quarter 2013 from a cash settlement payment received pertaining to litigation related to the purchase of securities of Cheyne Finance LLC, a structured investment vehicle (SIV) security (See Note 14 to the Consolidated Financial Statements for more information).

•
Our effective tax rate was 34.7 percent during the third quarter 2014 as compared to 28.5 percent during the third quarter 2013. Our effective tax rate during the first nine months of 2014 was 35.4 percent as compared to 33.3 percent in the first nine months of 2013. Our third quarter 2013 tax rate benefited by a one-time adjustment due to a Pennsylvania Tax Law change enacted on July 18, 2013. Our 2014 tax rate was also impacted by the expiration of the research and development tax credit on December 31, 2013, whereas the 2013 tax rate reflects the benefit for 2012 and 2013.

•	We continued our stock repurchase program during 2014 and purchased 6.3 million shares at an average price of approximately $34.22 per share in the nine month period.

23 of 38

Ending Asset Balances
(In millions)
This table presents ending assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	As of September 30,		Percent Change
	2014	2013
Private Banks:
Equity and fixed income programs	$18,634	$14,305	30%
Collective trust fund programs	11	11	—%
Liquidity funds	5,331	5,167	3%
Total assets under management	$23,976	$19,483	23%
Client proprietary assets under administration	16,288	14,101	16%
Total assets	$40,264	$33,584	20%
Investment Advisors:
Equity and fixed income programs	42,260	36,203	17%
Collective trust fund programs	9	14	(36)%
Liquidity funds	3,086	2,779	11%
Total assets under management	$45,355	$38,996	16%
Institutional Investors:
Equity and fixed income programs	72,006	64,429	12%
Collective trust fund programs	98	107	(8)%
Liquidity funds	2,891	3,125	(7)%
Total assets under management	$74,995	$67,661	11%
Investment Managers:
Equity and fixed income programs	64	75	(15)%
Collective trust fund programs	21,297	19,868	7%
Liquidity funds	1,018	678	50%
Total assets under management	$22,379	$20,621	9%
Client proprietary assets under administration	346,841	295,959	17%
Total assets	$369,220	$316,580	17%
Investments in New Businesses:
Equity and fixed income programs	703	594	18%
Liquidity funds	118	26	354%
Total assets under management	$821	$620	32%
LSV:
Equity and fixed income programs	$81,536	$71,149	15%
Total:
Equity and fixed income programs	215,203	186,755	15%
Collective trust fund programs	21,415	20,000	7%
Liquidity funds	12,444	11,775	6%
Total assets under management	$249,062	$218,530	14%
Client proprietary assets under administration	363,129	310,060	17%
Total assets under management and administration	$612,191	$528,590	16%

24 of 38

Average Asset Balances
(In millions)
This table presents average asset balances of our clients, or of clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2014	2013		2014	2013
Private Banks:
Equity and fixed income programs (A)	$18,804	$13,696	37%	$17,582	$15,284	15%
Collective trust fund programs	12	11	9%	13	11	18%
Liquidity funds	5,466	5,142	6%	5,551	5,264	5%
Total assets under management	$24,282	$18,849	29%	$23,146	$20,559	13%
Client proprietary assets under administration	15,707	13,760	14%	15,381	13,268	16%
Total assets	$39,989	$32,609	23%	$38,527	$33,827	14%
Investment Advisors:
Equity and fixed income programs	42,389	35,618	19%	40,760	34,546	18%
Collective trust fund programs	11	14	(21)%	12	14	(14)%
Liquidity funds	2,830	2,520	12%	2,758	2,211	25%
Total assets under management	$45,230	$38,152	19%	$43,530	$36,771	18%
Institutional Investors:
Equity and fixed income programs	72,010	63,153	14%	70,138	63,420	11%
Collective trust fund programs	98	107	(8)%	112	104	8%
Liquidity funds	2,883	3,091	(7)%	2,706	3,009	(10)%
Total assets under management	$74,991	$66,351	13%	$72,956	$66,533	10%
Investment Managers:
Equity and fixed income programs	64	76	(16)%	67	73	(8)%
Collective trust fund programs	22,123	19,259	15%	22,191	18,198	22%
Liquidity funds	962	613	57%	841	541	55%
Total assets under management	$23,149	$19,948	16%	$23,099	$18,812	23%
Client proprietary assets under administration	344,661	292,627	18%	332,893	280,566	19%
Total assets	$367,810	$312,575	18%	$355,992	$299,378	19%
Investments in New Businesses:
Equity and fixed income programs	688	584	18%	650	564	15%
Liquidity funds	139	27	415%	76	33	130%
Total assets under management	$827	$611	35%	$726	$597	22%
LSV:
Equity and fixed income programs	$82,402	$69,463	19%	$79,525	$66,747	19%
Total:
Equity and fixed income programs (A)	216,357	182,590	18%	208,722	180,634	16%
Collective trust fund programs	22,244	19,391	15%	22,328	18,327	22%
Liquidity funds	12,280	11,393	8%	11,932	11,058	8%
Total assets under management	$250,881	$213,374	18%	$242,982	$210,019	16%
Client proprietary assets under administration	360,368	306,387	18%	348,274	293,834	19%
Total assets under management and administration	$611,249	$519,761	18%	$591,256	$503,853	17%
(A) Equity and fixed income programs in the Private Banks segment for the nine months ended September 30, 2013 includes assets related to SEI AK which was sold during the first quarter 2013 (See Note 13 to the Consolidated Financial Statements).

25 of 38

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 were as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2014	2013		2014	2013
Private Banks:
Revenues	$110,147	$97,370	13%	$329,508	$291,258	13%
Expenses	100,498	95,579	5%	299,645	289,632	3%
Operating Profit	$9,649	$1,791	NM	$29,863	$1,626	NM
Gain on sale of subsidiary	—	—	—%	5,582	22,112	NM
Total Profit	$9,649	$1,791	NM	$35,445	$23,738	NM
Operating Margin (A)	9%	2%		9%	1%
Investment Advisors:
Revenues	$74,469	$61,393	21%	$210,939	$175,868	20%
Expenses	37,796	33,768	12%	108,052	98,291	10%
Operating Profit	$36,673	$27,625	33%	$102,887	$77,577	33%
Operating Margin	49%	45%		49%	44%
Institutional Investors:
Revenues	$72,560	$63,539	14%	$212,211	$190,385	11%
Expenses	35,495	33,058	7%	104,615	97,595	7%
Operating Profit	$37,065	$30,481	22%	$107,596	$92,790	16%
Operating Margin	51%	48%		51%	49%
Investment Managers:
Revenues	$63,640	$57,266	11%	$187,099	$166,542	12%
Expenses	40,156	37,763	6%	118,789	109,432	9%
Operating Profit	$23,484	$19,503	20%	$68,310	$57,110	20%
Operating Margin	37%	34%		37%	34%
Investments in New Businesses:
Revenues	$1,231	$1,087	13%	$3,491	$3,055	14%
Expenses	4,614	4,146	11%	13,314	11,774	13%
Operating Loss	$(3,383)	$(3,059)	NM	$(9,823)	$(8,719)	NM
(A) Percentages determined exclusive of gain from sale of subsidiary.
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

26 of 38

Private Banks

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2014	2013		2014	2013
Revenues:
Information processing and software servicing fees	$69,325	$64,226	8%	$213,053	$190,564	12%
Asset management, administration & distribution fees	35,291	26,723	32%	98,576	79,593	24%
Transaction-based and trade execution fees	5,531	6,421	(14)%	17,879	21,101	(15)%
Total revenues	$110,147	$97,370	13%	$329,508	$291,258	13%
Revenues increased $12.8 million, or 13 percent, in the three month period and increased $38.3 million, or 13 percent, in the nine month period ended September 30, 2014 and were primarily affected by:

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
Operating margin was nine percent in the three and nine month periods. Operating income increased by $7.9 million in the three month period and increased by $28.2 million in the nine month period and was primarily affected by:

•	An increase in revenues;

•	Decreased stock-based compensation costs; and

•	A reduction in operational expenses, mainly personnel, due to the sale of SEI AK in the first quarter 2013; partially offset by

•	Increased direct expenses associated with increased investment management fees from existing international clients;

•	Increased non-capitalized development costs, mainly personnel costs, related to the SEI Wealth Platform;

•	Increased operational costs, mainly salary and consulting costs, for servicing investment processing clients; and

•	Increased amortization expense related to the SEI Wealth Platform due to continued releases.
Investment Advisors
Revenues increased $13.1 million, or 21 percent, in the three month period and increased $35.1 million, or 20 percent, in the nine month period ended September 30, 2014 and were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by market appreciation and an increase in net cash flows from new and existing advisors; and

•	An increase in the average basis points earned on assets due to the increase in average assets under management and product mix.
Operating margin increased to 49 percent compared to 45 percent in the three month period and increased to 49 percent compared to 44 percent in the nine month period. Operating income increased by $9.0 million, or 33 percent, in the three month period and increased by $25.3 million, or 33 percent, in the nine month period and was primarily affected by:

•	An increase in revenues; and

•	Decreased stock-based compensation costs; partially offset by

•	Increased direct expenses associated with increased investment management fees from existing clients;

•	Increased personnel costs, mainly salary, for servicing new advisors,

27 of 38

•	Increased non-capitalized development costs, mainly personnel costs, related to the SEI Wealth Platform; and

•	Increased amortization expense related to the SEI Wealth Platform due to continued releases.

Institutional Investors
Revenues increased $9.0 million, or 14 percent, in the three month period and increased $21.8 million, or 11 percent, in the nine month period ended September 30, 2014 and were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by improved capital markets as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by client losses.
Operating margins increased to 51 percent compared to 48 percent in the three month period and increased to 51 percent compared to 49 percent in the nine month period. Operating income increased $6.6 million, or 22 percent, in the three month period and increased $14.8 million, or 16 percent, in the nine month period and was primarily affected by:

•	An increase in revenues; and

•	Decreased stock-based compensation costs; partially offset by

•	Increased direct expenses associated with higher investment management fees, and

•	Increased personnel costs, mainly salary and incentive-based compensation expenses.
Investment Managers
Revenues increased $6.4 million, or 11 percent, in the three month period and increased $20.6 million, or 12 percent, in the nine month period ended September 30, 2014 and were primarily affected by:

•	Net positive cash flows from existing clients due to new funding along with higher valuations from improved capital markets; and

•	Positive cash flows from new clients; partially offset by client losses.
Operating margin increased to 37 percent compared to 34 percent in the three and nine month periods. Operating income increased $4.0 million, or 20 percent, in the three month period and increased $11.2 million, or 20 percent, in the nine month period and was primarily affected by:

•	An increase in revenues; and

•	Decreased stock-based compensation costs; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $13.0 million and $14.4 million in the three months ended September 30, 2014 and 2013, respectively, and $36.3 million and $40.7 million in the nine months ended September 30, 2014 and 2013, respectively. The decrease in corporate overhead expenses in the both comparable periods was primarily due to decreased stock-based compensation costs.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) gain from investments	$(478)	$535	$49	$638
Interest and dividend income	750	679	2,248	2,420
Interest expense	(115)	(195)	(342)	(422)
Equity in earnings of unconsolidated affiliates	37,963	31,028	104,080	86,204
Gain on sale of subsidiary	—	—	5,582	22,112
Other income	—	—	—	43,429
Total other income and expense items, net	$38,120	$32,047	$111,617	$154,381

28 of 38

Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes our less than 50 percent ownership in LSV. In April 2013, our interest in LSV was reduced from approximately 39.8 percent to approximately 39.3 percent.
Our proportionate share in the earnings of LSV was $38.2 million in third quarter 2014 as compared to $31.3 million in third quarter 2013, an increase of 22 percent. In the nine months ended September 30, 2014, our proportionate share in the earnings of LSV was $105.0 million as compared to $86.9 million in the nine months ended September 30, 2013, an increase of 21 percent. The increase in earnings was primarily due to increased assets under management from LSV's existing clients due to improved capital markets and an increase in performance fees. LSV’s average assets under management increased $12.8 billion to $79.5 billion during the nine months ended September 30, 2014 as compared to $66.7 billion during the nine months ended September 30, 2013, an increase of 19 percent. Our earnings from LSV, however, were negatively impacted by the decrease in our ownership interest in April 2013.
Equity in earnings of unconsolidated affiliates also includes our proportionate share in the losses of Gao Fu, a wealth services firm based in Shanghai in the Republic of China. Our investment in Gao Fu at September 30, 2014 was $11.9 million. Our investment in Gao Fu resulted from a series of cash purchases of common stock and the outstanding unpaid principal balance pertaining to a Convertible Note Purchase Agreement (the Note Agreement). The Note Agreement permits us to convert, at our discretion under certain conditions, the outstanding unpaid principal and interest balance into additional common shares of Gao Fu. If converted, our equity ownership interest in Gao Fu would increase based on a conversion rate formula as prescribed in the Note Agreement which could result in acquiring a majority ownership position in Gao Fu as well as evaluating the recoverability of the investment in Gao Fu (See Note 2 to the Consolidated Financial Statements for more information).
Gain on sale of subsidiary
We recorded gains of $5.6 million and $22.1 million during the nine months ended September 30, 2014 and 2013, respectively, from the the sale of our ownership interests in SEI AK. These gains are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).
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
Income Taxes
Our effective tax rate was 34.7 percent and 28.5 percent for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, our effective tax rate was 35.4 percent and 33.3 percent, respectively. The increase in our tax rate for the three months ended September 30, 2014 was due to the fact that the September 30, 2013 quarter was benefited by a Pennsylvania Tax Law change enacted on July 18, 2013. Accounting rules required the effect of the law change to be recorded in the quarter which the law was signed. Our tax rate for the nine months ended September 30, 2014 was also impacted by the expiration of the research and development tax credit on December 31, 2013, whereas our 2013 tax rate for the comparable period reflects the benefit of the tax credit for 2012 and 2013.
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

29 of 38

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

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$240,895	$240,295
Net cash used in investing activities	(45,981)	(49,940)
Net cash used in financing activities	(195,273)	(115,388)
Net (decrease) increase in cash and cash equivalents	(359)	74,967
Cash and cash equivalents, beginning of period	578,273	452,247
Cash and cash equivalents, end of period	$577,914	$527,214
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At September 30, 2014, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of October 21, 2014, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $435.6 million.
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
Cash flows from operations increased slightly in the first nine months of 2014 compared to the first nine months of 2013. Our cash flows from operations increased primarily due to the increase in our net income and the non-cash adjustments related to the gains from the sale of SEI AK and deferred tax expense. These increases were offset by the net change in our working capital accounts and the non-cash adjustment for stock-based compensation.

30 of 38

Cash flows from investing activities increased $4.0 million in the first nine months of 2014 compared to the first nine months of 2013. Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first nine months of 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
Purchases	$(42,305)	$(48,653)
Sales and maturities	45,357	36,746
Net investing activities from marketable securities	3,052	(11,907)
Sales and maturities during the first nine months of 2014 include sales of $18.0 million of GNMA securities and corresponding purchases of $18.7 million of similar GNMA securities with shorter-term maturities. Our investments in GNMA securities are held to satisfy applicable regulatory requirements of SPTC.

•
The capitalization of costs incurred in developing computer software. We will continue the development of the SEI Wealth Platform through a series of releases to expand the functionality of the Platform. We capitalized $26.2 million of software development costs in the first nine months of 2014 as compared to $31.0 million in the first nine months of 2013. Included in the amount for 2013 is a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for the Platform.

•
Capital expenditures. Our capital expenditures in the first nine months of 2014 were $26.4 million as compared to $10.4 million in the first nine months of 2013. Our expenditures in 2014 primarily include purchased software and equipment for our data center operations. Our expenditures in 2014 also include approximately $8.0 million for the expansion of our corporate headquarters which was completed in the third quarter.

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

Cash flows from financing activities decreased $79.9 million in the first nine months of 2014 compared to the first nine months of 2013. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We purchased 6.3 million shares at a total cost of $215.8 million during the first nine months of 2014 and 4.9 million shares at a total cost of $144.1 million during the first nine months of 2013 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $81.4 million in proceeds from the issuance of our common stock during the first nine months of 2014 as compared to $54.8 million during the first nine months of 2013. The increase in proceeds is primarily attributable to a higher level of stock option exercise activity.

•
Dividend payments. Cash dividends paid were $74.3 million in the first nine months of 2014 as compared to $34.4 million in the first nine months of 2013. Dividends paid in 2014 includes the semi-annual dividends declared in December 2013 and May 2014 whereas dividends paid in 2013 only includes the semi-annual dividend declared in May 2013.

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

31 of 38

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

32 of 38

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

33 of 38

and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

34 of 38

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
SEI and SPTC filed an answer to the East Baton Rouge class action, plaintiffs filed a motion for class certification; and SEI and SPTC also filed a motion for summary judgment against certain named plaintiffs which the Court stated would not be set for hearing until after the hearing on the class certification motion. The Court in the East Baton Rouge action held a hearing on class certification on September 20, 2012. By oral decision on December 5, 2012 and later entered in a judgment signed on December 17, 2012 that was subsequently amended, the Court in East Baton Rouge certified a class to be composed of persons who purchased or renewed any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009 or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. On January 30, 2013, SEI and SPTC filed motions for appeal from the judgments that stated SEI's and SPTC's intention to move to stay the litigation. On February 1, 2013, plaintiffs filed a motion for Leave to File First Amended and Restated Class Action Petition in which they ask the Court to allow them to amend the petition in this case to add additional facts that were developed during discovery and adding claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 15, 2013, SEI filed a motion for new trial, or, in the alternative, for reconsideration of the Court's order allowing amendment. On February 22, 2013, SEI filed a motion to stay proceedings in view of the pending Supreme Court case. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by filing an exception. On March 11, 2013, the insurance carrier defendants filed a notice of removal removing the case to the Middle District of Louisiana and on March 18, 2013, the insurance carrier defendants filed answers. On March 13, 2013, SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. On March 19, 2013, plaintiffs filed a motion to remand, a motion for expedited briefing schedule, expedited status conference and expedited consideration of their motion to remand, a motion for leave to file under seal and a motion for order pursuant to 28 U.S.C. 1447(b) requiring removing defendants to supplement federal court record with certified copy of state court record. These motions are now fully briefed. On March 25, 2013, SEI filed a motion that the court decline to adopt the state court's order regarding class certification, which the court dismissed

35 of 38

without prejudice to renew upon a determination of removal jurisdiction in an April 12, 2013 order that also dismissed without prejudice a motion to dismiss for lack of jurisdiction and improper venue filed on April 9, 2013 by one of the insurers. On April 1, 2013, the Louisiana Office of Financial Institutions (OFI) filed a motion to remand and sever claims, and a response to that motion by the insurers and opposition to that motion by the plaintiffs were filed on April 22, 2013. Along with the briefing in the Middle District of Louisiana, on March 13, 2013, SEI notified the MDL of this case as a potential tag-along action. On March 19, 2013, plaintiffs notified the MDL that they had filed a motion to remand and asked the panel to decline to issue a conditional transfer order. On March 29, 2013, the MDL issued a conditional transfer order (CTO). On April 18, 2013, OFI filed a motion to vacate the CTO or, in the alternative, stay any ruling to transfer the matter until after the Middle District of Louisiana ruled on OFI's motion to remand and sever. Plaintiffs filed a motion to vacate the CTO on April 19, 2013. SEI's responses to those motions were filed on May 9, 2013. On June 12, 2013, the MDL Panel issued an order notifying the parties that on July 25, 2013, it would consider, without oral argument, Plaintiffs' and OFI's motions to vacate the CTO. On August 7, 2013, the MDL Panel affirmed the CTO and transferred the matter against SEI to the United States District Court for the Northern District of Texas; the MDL Panel also severed the claims against OFI and remanded those claims to the Middle District of Louisiana. On September 11, 2013, defendants filed a motion requesting a status conference with the Court to address the status of all pending motions. On October 4, 2013, Plaintiffs filed a petition for a writ of mandamus asking the United States Court of Appeals for the Fifth Circuit to review the MDL Panel’s transfer Order and on February 14, 2014, the Court denied the petition. On October 1, 2014, SEI filed a renewed motion to dismiss in the Northern District of Texas, and on October 6, 2014, the United States District Court for the Northern District of Texas denied the motion to remand. This case is now pending in the Northern District of Texas. On October 16, 2014, the Plaintiffs filed a Petition for Permission to Appeal with the Court of Appeals for the Fifth Circuit with respect to the denial by the District Court of the Plaintiffs’ motion to remand.
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
A lawsuit entitled Steven Curd and Rebel Curd v. SEI Investments Management Corporation was filed against SIMC in the United States District Court for the Eastern District of Pennsylvania on December 11, 2013. On August 28, 2014, the Court granted SIMC’s motion to dismiss the initial complaint in the lawsuit, but also granted plaintiffs leave to amend the complaint. On October 2, 2014, plaintiffs filed an amended complaint. In the amended complaint, SEI Investments Global Funds Services (SGFS) was added as a defendant. The plaintiffs bring the case as a shareholder derivative action against SIMC and SGFS on behalf of certain SEI funds. The claims are based on Section 36(b) of the Investment Company Act of 1940, as amended, which allows shareholders of a mutual fund to sue the investment adviser of the fund or its affiliates for an alleged breach of fiduciary duty with respect to compensation received by the adviser or its affiliates. The plaintiffs have brought the suit against SIMC and SGFS with respect to five specific SEI Funds: the High Yield Bond, Tax-Managed Large Cap, and Tax-Managed Small/Mid Cap Funds, each of which is a series of the SEI Institutional Managed Trust, the Intermediate Term Municipal Fund, which is a series of the SEI Tax Exempt Trust, and the International Equity Fund, which is a series of the SEI Institutional International Trust (the SEI Funds). The plaintiffs seek: (1) damages for the SEI Funds in the amount of the alleged “excessive” fees earned by SIMC and SGFS beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees; (2) orders declaring that SIMC and SGFS allegedly violated Section 36(b) and enjoining SIMC and SGFS from further alleged violations; and (3) rescission of SIMC’s and SGFS’s contracts with the funds, and restitution of all allegedly excessive fees paid beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees. While the outcome of this litigation is uncertain given its early phase, SIMC and SGFS believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuit vigorously, and SIMC and SGFS are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.

Item 1A.     Risk Factors.
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2013.

36 of 38

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $2.478 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended September 30, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – 31, 2014	75,000	$35.81	75,000	$137,817,000
August 1 – 31, 2014	770,000	36.40	770,000	109,791,000
September 1 – 30, 2014	1,200,000	37.10	1,200,000	65,274,000
Total	2,045,000	36.79	2,045,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated October 22, 2014 of SEI Investments Company related to the Company's financial and operating results for the third quarter ended September 30, 2014.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

37 of 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	October 23, 2014	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

38 of 38