Form 10-K
period 2014-12-31
SEI INVESTMENTS CO
filed 2015-02-23
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $4.3 billion based on the closing price of $32.77 as reported by NASDAQ on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the common stock of the registrant.
The number of shares outstanding of the registrant's common stock, as of the close of business on January 30, 2015:

Common Stock, $.01 par value	166,832,044

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:

1.
The definitive proxy statement relating to the registrant’s 2015 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

SEI Investments Company
Fiscal Year Ended December 31, 2014

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
Item 1. Business.
Overview
SEI (NASDAQ: SEIC) is a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors, and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. As of December 31, 2014, through its subsidiaries and partnerships in which the company has a significant interest, SEI manages or administers $625.4 billion in mutual fund and pooled or separately managed assets, including $252.8 billion in assets under management and $372.6 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $82.7 billion of assets which are included as assets under management.
Our investment management business solutions include:

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
We began to adapt these solutions, and develop new investment management solutions, for selected global markets in the 1990s, including: investment advisors, retirement plan sponsors and institutional investors, asset management distribution firms, investment managers and affluent individual investors. Today, we serve approximately 7,300 clients in the United States, Canada, the United Kingdom, continental Europe, South Africa and East Asia.
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

Strategy
We seek to achieve growth in earnings and shareholder value by strengthening our position as a provider of global investment management solutions. To achieve this objective, we have implemented these strategies:
Create broader solutions for wealth service firms. Banks, investment managers and financial advisors seek to enter new markets, expand their service offerings, provide a differentiated experience to their clients, improve efficiencies, reduce risks and better manage their businesses. We offer business solutions integrating technology, operating processes and financial products designed to help these institutions better serve their clients and provide opportunities to improve their business success.
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

•
Invest in product development. We continually enhance products and services to keep pace with industry developments, regulatory requirements and the emerging needs of markets and clients. We believe ongoing investments in research and development give us a sustainable, competitive advantage in our markets.

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

Business Solutions
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
Our investment processing solutions are delivered through two platforms: TRUST 3000® and the SEI Wealth PlatformSM (the SEI Wealth Platform or the Platform). We own, maintain and operate the software applications and information processing facilities for all of our investment processing solutions. Clients access our solutions remotely while fully supported by our data center.

TRUST 3000 is a comprehensive trust and investment accounting system that provides securities processing and investment accounting for all types of domestic and global securities, and support for multiple account types, including personal trust, corporate trust, institutional trust and non-trust investment accounts.
The SEI Wealth Platform is a next-generation solution that provides a global, unified and scalable platform for operating a wealth management business. This comprehensive solution includes investment processing and infrastructure services, and advanced capabilities to support wealth advisory, asset management, and wealth administration functions. The Platform provides global wealth management capabilities including a 24/7 operating model, global securities processing, and multi-currency accounting and reporting. Built around a client-centric relationship model, the Platform has an open architecture and supports workflow management and straight-through processing. We began delivering the SEI Wealth Platform to private banks and independent wealth advisers in the United Kingdom in 2007. Since then, we have signed 20 independent wealth advisors and other wealth managers in the United Kingdom and signed 10 banks in the United States. We have also converted select groups of existing investment advisor clients in the United States.
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
Investors in our investment programs typically follow an investment strategy constructed according to our disciplined investment process and invest in a globally diversified portfolio that consists of multiple asset classes and investment styles. Our investment process is based on five principles: asset allocation and appropriate diversification, both of which are important to investment performance; a portfolio design process that identifies the drivers of investment returns for each asset class; manager selection, where we act as a manager-of-managers, selecting style-specific managers from a global network of money managers; a portfolio construction process implemented through selected managers, and diversified among asset classes and drivers of investment returns; and risk management processes that monitor portfolios to ensure risk objectives are met.
As of December 31, 2014, SEI managed $170.1 billion in assets including: $136.1 billion invested in fixed-income and equity funds and separately managed account programs; $13.0 billion invested in liquidity or money market funds; and $21.0 billion invested in collective trust fund programs. An additional $82.7 billion in assets is managed by our unconsolidated affiliate LSV, a registered investment advisor that specializes in a value equity management style for their clients.
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
As of December 31, 2014, we administered $372.6 billion in client assets for traditional and alternative investment fund products, including mutual funds, hedge funds and private equity funds. Revenues from these products are primarily earned as a percentage of net assets under administration.
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
The percentage of consolidated revenues generated by each business segment for the last three years was:

	2014	2013	2012
Private Banks	35%	35%	37%
Investment Advisors	22%	21%	20%
Institutional Investors	22%	23%	23%
Investment Managers	20%	20%	19%
Investments in New Businesses	1%	1%	1%
	100%	100%	100%
Private Banks
The Private Banks segment delivers a comprehensive outsourcing solution integrating investment processing services, investment management and distribution programs, and business expertise to banks and trust institutions, independent wealth advisers and financial advisors worldwide.
We offer TRUST 3000 investment processing as an application solution or as a business processing solution. Application solution clients outsource investment processing technology software services and information processing to SEI, but retain responsibility for back-office investment operations. Business processing solution clients outsource investment operations in addition to application services. Investment operations includes custody and safekeeping of certain assets, income collection, securities settlement and other related trust activities.
Contracts with TRUST 3000 clients have initial terms that are generally three to seven years in length. At December 31, 2014, we had significant relationships with 101 bank and trust institutions in the United States. Our principal competitors for this business are: Fidelity National Information Services, Inc. (FIS), SunGard Data Systems Inc., State Street Corporation, Fi-Tek

LLC, Charles Schwab & Co., Inc. and Fidelity Investments. Many large financial institutions develop, operate and maintain proprietary investment and trust accounting systems. We consider these “in-house” solutions to be a form of competition.
Our marketing efforts in this segment are focused on the SEI Wealth Platform, as we now have an installed base of operating clients in both the United Kingdom and the United States. We believe the Platform addresses the needs of large global wealth managers that seek to engage their clients and investors in an increasingly digital world, address the growing complexity of their operations and legacy platforms, comply with complex regulations, and make more effective use of capital by outsourcing wealth management services.
We currently offer the SEI Wealth Platform as a business processing solution. New Platform clients undergo a business transformation process that includes either a conversion of existing client assets, or a business transition process which funds new client assets onto the Platform as the client grows their business with a contractual minimum fee in place. We begin to earn processing revenues when the client completes the transformation process and commences operation.
In 2015, we expect to continue our focus on capturing a large U.S. bank as an early adopter of the SEI Wealth Platform while growing current clients on the Platform and implementing signed clients. We will also continue to manage our current TRUST 3000 relationships toward eventual conversion to the Platform.
Contracts with SEI Wealth Platform clients have initial terms that are generally five to seven years in length. At December 31, 2014, we had significant relationships with 30 banks, independent wealth advisers and other wealth managers located in the United Kingdom and the United States. Our principal competitors for this business, in addition to those named above, are: Pershing LLC, FNZ UK Ltd., Temenos Group AG, Avaloq, SS&C Technologies, Fiserv, Inc. and smaller technology firms. We also consider “in-house” solutions to be a form of competition.
This segment also offers investment management and distribution programs for banks, wealth managers and other financial services intermediaries. These programs start with SEI’s standard investment solutions, strategies, funds, and investment services. We can also deliver customized solutions including asset management strategies, as well as investment manager and portfolio research services. Increasingly, asset management distributors with established platforms are seeking to grow their businesses by offering broader investment solutions while outsourcing non-client facing investment services activities. We believe we offer our distribution partners a cost-effective way to grow their businesses and offer their investors differentiated investment choices, such as SEI’s goal-based investing solution. In 2015, we expect to drive continued momentum in this solution.
At December 31, 2014, we had approximately 330 asset management distribution clients. We also had single-product relationships with approximately 80 additional banks and trust institutions. The principal competitors for this business are: Federated Investors, Inc., Russell Investment Group, Fidelity Investments, Franklin Templeton Investments, discretionary portfolio managers and various multi-manager investment programs offered by other firms. We also consider “in-house” internal asset management capabilities to be a form of competition.
Investment Advisors
The Investment Advisors segment offers investment management solutions throughout the United States to registered investment advisors, financial planners and life insurance agents, many of whom are registered with independent broker-dealers. These investment management solutions include our investment management programs and back-office investment processing outsourcing services and are usually offered on a bundled basis. We also help advisors manage and grow their businesses by giving them access to our marketing support programs, business assessment assistance and recommended management practices. We believe our solutions help investment advisors reduce risk, improve quality and gain operational efficiency to devote more of their resources to servicing their clients and acquiring new clients.
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
We continually enhance our offering to meet the emerging needs of our advisors and their end clients. We anticipate the enhanced service offerings enabled through the SEI Wealth Platform will provide a more diverse range of back-office, front-office and client-facing investment processing outsourcing services and investment management solutions. In 2015, we expect to convert additional advisors onto the Platform, continue our focus on recruiting new advisors and improving net cash flows.
We estimate we have business relationships with over 6,100 financial advisors at December 31, 2014. Our definition of a client for this segment includes financial advisors who have exceeded a minimal level of customer assets invested in our investment products. With the growth of our business, the minimal level of customer assets which defines a "business relationship" is adjusted from time to time. Our business is primarily based on approximately 1,550 investment advisors who, at December 31, 2014, had at least $5.0 million each in customer assets invested in our mutual funds and separately managed accounts. Revenues are earned largely as a percentage of average assets under management.
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
The fiduciary management program provides an investment strategy customized to the client’s financial status and goals, while integrating a multimanager investment process, plan administration services and advisory services. Plan administration services include trustee, custodial, and benefit payment services. Advisory services include asset liability modeling and customization of an asset allocation plan that is designed to meet long-term objectives.
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
In 2015, we expect to continue to build a globally-diversified institutional client base, provide our clients with value-added advice and discretionary services, and place increased emphasis on defined contribution sales opportunities.
Fees are primarily earned as a percentage of average assets under management. At December 31, 2014, we had relationships with approximately 480 investment management clients. The principal competitors for this segment are Mercer, Aon Hewitt, Towers Watson, Russell Investments, Northern Trust Company and other investment consultants.
Investment Managers
The Investment Managers segment supplies investment organizations of all types with the advanced operating infrastructure they need to be competitive while navigating a host of business and regulatory challenges. Our comprehensive global operations platform provides asset managers with customized and integrated capabilities in the areas of fund administration, fund accounting, data and information management, risk management and compliance support.
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
In 2015, we expect to continue our efforts to add new asset managers, grow our existing relationships, expand into new markets and further develop our solutions and global operations platform.
Contracts for our fund administration outsourcing services generally have terms ranging from three to five years. Fees are primarily earned as a percentage of average assets under management and administration. A portion of the revenues for this segment are earned as account servicing fees. At December 31, 2014, we had relationships with approximately 248 investment management companies and alternative investment managers. Our competitors vary according to the asset class or solution provided and include large global custodian banks such as State Street, BNY Mellon and Northern Trust as well as independently owned firms such as SS&C Technologies and Citco.
Investments in New Businesses
The Investments in New Businesses segment represents other business ventures or research and development activities intended to expand our solutions to new or existing markets including ultra-high-net-worth families who reside in the United States. This segment also includes the costs associated with the business development in the Middle East through our Dubai office, the development of new internet-based investment services and mobile technologies and the integration of specific front office client management technology purchased in 2012. The family wealth management solution offers flexible family-office type services through a highly personalized solution while utilizing the Manager-of-Managers investment process.
The principal competitors for the family wealth solution are diversified financial services providers focused on the ultra-high-net-worth market.
Research and Development
We are devoting significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms and new investment products and services. We spent approximately $98.6 million in 2014, $91.8 million in 2013, and $79.6 million in 2012, of which we capitalized approximately $34.9 million in 2014, $30.7 million in 2013 and $31.0 million in 2012 relating to the development of new technology platforms. The amount of research and development expenditures capitalized in 2013 is exclusive of a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for functionality utilized by the SEI Wealth Platform. Total research and development expenditures as a percentage of revenues were 7.8 percent in 2014, 8.2 percent in 2013 and 8.0 percent in 2012. Our research and development expenditures are included in Compensation, benefits and other personnel and Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.
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
Marketing and Sales
Our business solutions are directly marketed to potential clients in our target markets. At January 30, 2015, we employed 104 sales representatives who operate from offices located throughout the United States, Canada, the United Kingdom, continental Europe, South Africa, Asia and other locations.

Customers
In 2014, no single customer accounted for more than ten percent of revenues in any business segment.
Personnel
At January 30, 2015, we had 2,772 full-time and 52 part-time employees. Employee unions do not represent any of our employees. Management considers employee relations to be generally good.
Regulatory Considerations
Our principal, regulated wholly-owned subsidiaries are SEI Investments Distribution Co., or SIDCO, SEI Investments Management Corporation, or SIMC, SEI Private Trust Company, or SPTC, SEI Trust Company, or STC, and SEI Investments (Europe) Limited, or SIEL. SIDCO is a broker-dealer registered with the SEC under the Securities and Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, Inc. (FINRA). SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940 and with the Commodity Futures Trading Commission (CFTC) under the Commodity Futures Exchange Act. SPTC is a limited purpose federal thrift chartered and regulated by the Office of the Comptroller of the Currency. STC is a Pennsylvania trust company, regulated by the Pennsylvania Department of Banking and Securities. SIEL is an investment manager and financial institution subject to regulation by the Financial Conduct Authority of the United Kingdom. In addition, various SEI subsidiaries are subject to the jurisdiction of regulatory authorities in Canada, the Republic of Ireland and other foreign countries. The Company has a minority ownership interest of approximately 39.3 percent in LSV, which is also an investment advisor registered with the SEC.
The Company, its regulated subsidiaries, their regulated services and solutions and their customers are all subject to extensive legislation, regulation and supervision that recently has been subject to, and continues to experience, significant change and increased regulatory activity. These changes and regulatory activities could have a material adverse effect on us and our clients.
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
Governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to our regulated subsidiaries and their activities, services and solutions, our business practices, our past actions and other matters has increased dramatically in the past several years. Responding to these examinations, investigations, actions and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of our senior management from our business. Penalties and fines sought by regulatory authorities have increased substantially over the last several years, and certain regulators have been more likely in recent years to commence enforcement actions or to advance or support legislation targeted at the financial services industry. We continue to be subject to inquiries from examinations and investigations by supervisory and enforcement divisions of regulatory authorities and expect this to continue in the future. We believe this is also the case with many of our regulated clients. Governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation, our relationship with clients and prospective clients, and on the morale and performance of our employees, which could adversely affect our businesses and results of operations.
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
We are exposed to product development risk. We continually strive to increase revenues and meet our customers' needs by introducing new products and services. As a result, we are subject to product development risk, which may result in loss if we are unable to develop and deliver products to our target markets that address our clients' needs and that are developed on a timely basis and reflect an attractive value proposition. The majority of our product development risk pertains to the SEI Wealth Platform, our newest technology that serves U.K., European and U.S. clients. It is designed to drive our entry into global private bank and wealth services markets and expand our U.S. market opportunity, improve client experience capabilities and strengthen operating efficiencies by providing straight through business processing solutions and transform the front, middle and back office operations that exist today. New product development is primarily for the purpose of enhancing our competitive position in the industry. In the event that we fail to develop products or services at an acceptable cost or on a timely basis or if we fail to deliver products and services which are of sound, economic value to our clients and our target markets, or an inability to support the product in a cost-effective and compliant manner, we may recognize significant financial losses.
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
We are exposed to data and cyber security risks. A failure to safeguard the integrity and confidentiality of client data and our proprietary data from the infiltration by an unauthorized user may lead to modifications or theft of critical and sensitive data pertaining to us or our clients. We have established a strategy designed to protect against threats and vulnerabilities containing preventive and detective controls including, but not limited to, firewalls, intrusion detection systems, computer forensics, vulnerability scanning, server hardening, penetration testing, anti-virus software, data leak prevention, encryption and centralized event correlation monitoring. Despite our efforts to ensure the integrity of our proprietary systems and information, it is possible that we may not be able to anticipate or to implement effective preventive measures against all cyber threats, especially because the methods used change frequently or are not recognized until launched. Additionally, security breaches or disruptions of our proprietary systems, or those of our service providers, could impact our ability to provide services to our clients, which could expose us to liability for damages which may not be covered by insurance, result in the loss of customer business, damage our reputation, subject us to regulatory scrutiny or expose us to civil litigation. In addition, the failure to upgrade or maintain our computer systems, software and networks, as necessary, could also make us susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cyber security risks. Furthermore, even if not directed at us specifically, attacks on other financial institutions could disrupt the overall functioning of the financial system. As a result of the importance of communications and information systems to our business, we could also be adversely affected if attacks affecting our third party service providers impair our ability to process transactions and communicate with clients and counterparties.
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
Our earnings and cashflows are affected by the performance of LSV. We maintain a minority ownership interest in LSV which is a significant contributor to our earnings. We also receive partnership distribution payments from LSV on a quarterly basis which contribute to our operating cashflows. LSV is a registered investment advisor that provides investment advisory services to institutions, including pension plans and investment companies. LSV is a value-oriented, contrarian money manager offering a deep-value investment alternative utilizing a proprietary equity investment model to identify securities generally considered to be out of favor by the market. Volatility in the capital markets or poor investment performance on the part of LSV, on a relative basis or an absolute basis, could result in a significant reduction in their assets under management and revenues and a reduction in performance fees. Consequently, LSV's contribution to our earnings through our minority ownership as well as to our operating cashflows through LSV's partnership distribution payments could be adversely affected.
In addition, we provided an unsecured guaranty for $45.0 million of the obligations of LSV Employee Group III in connection with their purchase of a partnership interest in LSV, of which $38.7 million remains outstanding at December 31, 2014. The ability of LSV Employee Group III to successfully repay their loan obligation subject to our guaranty is dependent upon the level of quarterly partnership distribution payments from LSV. In the event that LSV Employee Group III does not receive sufficient partnership distribution payments from LSV or is otherwise unable to meet all of their financial obligations regarding the loan, the lenders have the right to seek payment from us for the outstanding obligations. The repayment of such obligations related to our guaranty agreement may negatively affect our operating results, liquidity and financial condition.
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
We are subject to litigation and regulatory examinations and investigations. The financial services industry faces substantial regulatory risks and litigation. Like many firms operating within the financial services industry, we are experiencing a difficult regulatory environment across our markets. Our current scale and reach as a provider to the financial services industry; the increased regulatory oversight of the financial services industry generally; new laws and regulations affecting the financial services industry and ever-changing regulatory interpretations of existing laws and regulations, have made this an increasingly challenging and costly regulatory environment in which to operate. These examinations or investigations could result in the identification of matters that may require remediation activities or enforcement proceedings by the regulator. The direct and indirect costs of responding to these examinations, or of defending ourselves in any litigation could be significant. Additionally, actions brought against us may result in settlements, awards, injunctions, fines and penalties. The outcome of litigation or regulatory action is inherently difficult to predict and could have an adverse effect on our ability to offer some of our products and services.
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
We are subject to financial and non-financial covenants which may restrict our ability to manage liquidity needs. Our $300.0 million five-year senior unsecured revolving credit facility (Credit Facility) contains financial and non-financial covenants. The non-financial covenants include restrictions on indebtedness, mergers and acquisitions, sale of assets and investments. In the event of default, we have restrictions on paying dividends and repurchasing our common stock. We have one financial covenant, the Leverage Ratio, which restricts the level of indebtedness we can incur to a maximum of 1.75 times earnings before interest, taxes, depreciation and amortization (EBITDA). We believe our primary risk is with the financial covenant if we were to incur significant unexpected losses that would impact the EBITDA calculation. This would increase the Leverage Ratio and restrict the amount we could borrow under the Credit Facility. A restriction on our ability to fully utilize our Credit Facility may negatively affect our operating results, liquidity and financial condition.
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
Changes in interest rates may affect the value of our fixed-income investment securities. We own Government National Mortgage Association (GNMA) mortgage-backed securities for the sole purpose of satisfying applicable regulatory requirements imposed on our wholly-owned limited purpose federal thrift subsidiary, SPTC. The valuations of these securities are impacted by fluctuations in interest rates. Interest rates during the past several years have remained relatively low. The effect of a rising interest rate environment may negatively impact the value of these securities and thereby negatively affect our financial position and earnings.
We rely on our executive officers and senior management. Most of our executive officers and senior management personnel do not have employment agreements with us. The loss of these individuals may have a material adverse effect on our future operations.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located in Oaks, Pennsylvania and consists of nine buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompass approximately 524,000 square feet of office space and 34,000 square feet of data center space. We lease other offices which aggregate 65,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.
Item 3. Legal Proceedings.
SEI has been named in six lawsuits filed in Louisiana. Five lawsuits were filed in the 19th Judicial District Court for the Parish of East Baton Rouge. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action against SEI and/or SPTC under the Louisiana Securities Act. Two of the five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy. In addition, another group of plaintiffs filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension against SEI and SPTC and other defendants, asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act, and conspiracy. The underlying allegations in all actions relate to the purported role of SPTC in providing back-office services to Stanford Trust Company. The petitions allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank.
The case filed in Ascension Parish was removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Northern District of Texas. The schedule for responding to that petition has not yet been established.
The plaintiffs in two of the cases filed in East Baton Rouge have granted SEI and SPTC an indefinite extension to respond to the petitions.

In a third East Baton Rouge action, brought as a class action, SEI and SPTC filed exceptions, which the Court granted in part, dismissing the claims under the Louisiana Unfair Trade Practices Act. Plaintiffs then filed a motion for class certification, and SEI and SPTC also filed a motion for summary judgment. The Court deferred the motion for summary judgment, stating that the motion would not be set for hearing until after the hearing on class certification. After the Court held a hearing on class certification, it certified a class composed of persons who purchased or renewed any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009 or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. SEI and SPTC filed motions for appeal from the class certification judgments. On February 1, 2013, plaintiffs filed a motion for Leave to File a First Amended and Restated Class Action Petition in which they asked the Court to allow them to amend the petition and add claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by seeking dismissal of the action. On March 11, 2013, the newly-added insurance carrier defendants removed the case to the Middle District of Louisiana. SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. Plaintiffs filed a motion to remand the action to state court. On March 25, 2013, SEI filed a motion requesting that the federal court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of the jurisdictional issue. On August 7, 2013, the MDL Panel transferred the matter against SEI to the Northern District of Texas. On October 1, 2014, SEI filed a renewed motion to dismiss in the Northern District of Texas, and on October 6, 2014, the District Court denied plaintiffs’ motion to remand. This case is now pending in the Northern District of Texas, and SEI is awaiting a ruling on its motion to dismiss.
In the two other cases filed in East Baton Rouge, brought by the same counsel who filed the class action, virtually all of the litigation to date has involved motions practice and appellate litigation regarding the existence of federal subjection matter jurisdiction under the federal Securities Litigation Uniform Standards Act (SLUSA). After the matter was removed to the United States District Court for the Northern District of Texas, that court dismissed the action under SLUSA. The Court of Appeals for the Fifth Circuit reversed that order, and the Supreme Court of the United States affirmed the Court of Appeals judgment on February 26, 2014. The matter was remanded to state court and no material activity has taken place since that date.
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
A lawsuit entitled Steven Curd and Rebel Curd v. SEI Investments Management Corporation was filed against SIMC in the United States District Court for the Eastern District of Pennsylvania on December 11, 2013. On August 28, 2014, the Court granted SIMC’s motion to dismiss the initial complaint in the lawsuit, but also granted plaintiffs leave to amend the complaint. On October 2, 2014, plaintiffs filed an amended complaint. In the amended complaint, SEI Investments Global Funds Services (SGFS) was added as a defendant. The plaintiffs bring the case as a shareholder derivative action against SIMC and SGFS on behalf of certain SEI funds. The claims are based on Section 36(b) of the Investment Company Act of 1940, as amended, which allows shareholders of a mutual fund to sue the investment adviser of the fund or its affiliates for an alleged breach of fiduciary duty with respect to compensation received by the adviser or its affiliates. The plaintiffs have brought the suit against SIMC and SGFS with respect to five specific SEI Funds: the High Yield Bond, Tax-Managed Large Cap, and Tax-Managed Small/Mid Cap Funds, each of which is a series of the SEI Institutional Managed Trust, the Intermediate Term Municipal Fund, which is a series of the SEI Tax Exempt Trust, and the International Equity Fund, which is a series of the SEI Institutional International Trust (the SEI Funds). The plaintiffs seek: (1) damages for the SEI Funds in the amount of the alleged “excessive” fees earned by SIMC and SGFS beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees; (2) orders declaring that SIMC and SGFS allegedly violated Section 36(b) and enjoining SIMC and SGFS from further alleged violations; and (3) rescission of SIMC’s and SGFS’s contracts with the funds, and restitution of all allegedly excessive fees paid beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees. On November 24, 2014, SIMC and SGFS filed a motion to dismiss the amended complaint. The court has not yet ruled on that motion. While the outcome of this litigation is uncertain given its early phase, SIMC and SGFS believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuit vigorously, and SIMC and SGFS are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.
On November 26, 2014, a Writ of Summons was issued to two of our subsidiaries, SEI Investments - Global Fund Services Limited (GFSL) and SEI Investments - Trustee & Custodial Services (Ireland) Limited (T&C), to appear before the Court of First Instance Antwerp, Belgium on March 11, 2015. The plaintiffs in this case allege that through their initial investments in collective investment funds domiciled in Netherlands and subsequent transfer of claim rights to a Belgium domiciled partnership, they are beneficial owners of a portfolio of life settlement policies (the Portfolio) which lapsed due to a failure to make premium payments. The plaintiffs seek to recover jointly and severally from nine defendants including GFSL and T&C, damages of approximately $84 million. GFSL and T&C’s involvement in the litigation appears to arise out of their historical provision of administration and custody services respectively, to the Strategic Life Settlement Fund PLC, who, together with its managers, appear to be the principal defendants in this claim. While the outcome of this action is uncertain given its early phase and the lack of specific theories of liability asserted against GFSL and T&C, each of GFSL and T&C believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuit vigorously.
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

2014	High	Low	Dividends
First Quarter	$35.57	$32.38	$—
Second Quarter	33.80	29.93	0.22
Third Quarter	38.14	31.90	—
Fourth Quarter	41.22	32.95	0.24

2013	High	Low	Dividends
First Quarter	$29.22	$23.80	$—
Second Quarter	31.29	27.08	0.20
Third Quarter	32.64	27.84	—
Fourth Quarter	34.97	30.19	0.22
According to the records of our transfer agent, there were 332 holders of record of our common stock on January 30, 2015. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
For information on our equity compensation plans, refer to Note 8 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.
ASSUMES $100 INVESTED ON JANUARY 1, 2010 & DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31,

Issuer Purchases of Equity Securities:
Our Board of Directors has authorized the repurchase of up to $2.578 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program (See Note 8 to the Consolidated Financial Statements).
Information regarding the repurchase of common stock during the three months ended December 31, 2014 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – 31, 2014	140,000	$38.12	140,000	$59,937,000
November 1 – 30, 2014	588,000	39.12	588,000	36,928,000
December 1 – 31, 2014	855,000	40.04	855,000	102,713,000
Total	1,583,000	$39.53	1,583,000
Item 6. Selected Financial Data.
(In thousands, except per-share data)
This table presents selected consolidated financial information for the five-year period ended December 31, 2014. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Year Ended December 31,	2014	2013	2012	2011	2010
Revenues	$1,266,005	$1,126,132	$992,522	$929,727	$900,835
Total expenses	913,221	877,723	780,956	725,662	683,302
Income from operations	352,784	248,409	211,566	204,065	217,533
Other income (expense)	136,878	186,989	117,930	114,422	152,248
Income before income taxes	489,662	435,398	329,496	318,487	369,781
Income taxes	170,949	146,924	121,462	111,837	136,461
Net income	318,713	288,474	208,034	206,650	233,320
Less: Net income attributable to the noncontrolling interest	—	(350)	(1,186)	(1,691)	(1,633)
Net income attributable to SEI Investments	318,713	288,124	206,848	204,959	231,687
Basic earnings per common share	$1.89	$1.68	$1.19	$1.12	$1.23
Shares used to calculate basic earnings per common share	168,246	171,561	174,295	182,547	188,468
Diluted earnings per common share	$1.85	$1.64	$1.18	$1.11	$1.22
Shares used to calculate diluted earnings per common share	172,565	175,718	175,872	184,127	190,321
Cash dividends declared per common share	$0.46	$0.42	$0.63	$0.27	$0.20
Financial Position as of December 31,
Cash and cash equivalents	$667,446	$578,273	$452,247	$420,986	$496,292
Total assets	1,542,875	1,439,169	1,309,824	1,294,559	1,377,223
Long-term debt (including current portion)	—	—	—	—	95,000
SEI Investments Shareholders’ equity	1,247,613	1,156,002	1,038,180	1,025,316	1,041,570

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per-share data)
This discussion reviews and analyzes the consolidated financial condition at December 31, 2014 and 2013, the consolidated results of operations for the years ended December 31, 2014, 2013 and 2012, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this Annual Report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
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
Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of December 31, 2014, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $625.4 billion in mutual fund and pooled or separately managed assets, including $252.8 billion in assets under management and $372.6 billion in client assets under administration.
Our Condensed Consolidated Statements of Operations for the years ended 2014, 2013 and 2012 were:

Year Ended December 31,	2014	2013	Percent Change	2012	Percent Change
Revenues	$1,266,005	$1,126,132	12%	$992,522	13%
Expenses	913,221	877,723	4%	780,956	12%
Income from operations	352,784	248,409	42%	211,566	17%
Net gain from investments	614	659	(7)%	14,067	(95)%
Interest income, net of interest expense	2,896	2,713	7%	5,192	(48)%
Equity in earnings of unconsolidated affiliates	127,786	118,076	8%	98,671	20%
Gain on sale of subsidiary	5,582	22,112	NM	—	NM
Other income	—	43,429	NM	—	NM
Income before income taxes	489,662	435,398	12%	329,496	32%
Income taxes	170,949	146,924	16%	121,462	21%
Net income	318,713	288,474	10%	208,034	39%
Less: Net income attributable to the noncontrolling interest	—	(350)	NM	(1,186)	(70)%
Net income attributable to SEI Investments Company	$318,713	$288,124	11%	$206,848	39%
Diluted earnings per common share	$1.85	$1.64	13%	$1.18	39%

Significant Items Impacting Our Financial Results in 2014
Revenues increased $139.9 million, or 12 percent, to $1.3 billion in 2014 compared to 2013. Net income attributable to SEI increased $30.6 million, or 11 percent, to $318.7 million and diluted earnings per share increased to $1.85 per share in 2014 compared to $1.64 per share in 2013. We believe the following items were significant to our business results during 2014:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from positive cash flows from new and existing clients and market appreciation. Our average assets under management, excluding LSV, increased $19.5 billion, or 13 percent, to $164.9 billion during 2014 as compared to $145.4 billion during 2013. Our average assets under administration increased $54.5 billion, or 18 percent, to $354.3 billion during 2014 as compared to $299.8 billion during 2013.

•
The increase in our average assets under management primarily resulted from the favorable capital market conditions and new client funding in our Institutional Investors segment, increased investment management fees from international clients in our Private Banks segment, and positive net cash flows from new and existing advisor relationships in our Investment Advisors segment. The increase in our assets under administration primarily resulted from market appreciation and new client funding across all of our products offered in our Investment Managers segment.

•
Revenue growth was also driven by increased information processing fees in our Private Banks segment. The increase in our information processing fees was primarily attributable to higher fees from the growth in assets processed on the SEI Wealth Platform and increased fees from our mutual fund trading solution. In addition, we also recognized $6.0 million in non-recurring professional services fees from a single project in the second quarter 2014.

•
Our proportionate share in the earnings of LSV was $140.2 million in 2014 as compared to $119.0 million in 2013, an increase of 18 percent. The increase was primarily driven by higher assets under management of LSV from existing clients due to market appreciation and an increase in performance fees earned by LSV.

•
Stock-based compensation expense decreased by $24.4 million during 2014 due to the acceleration of expense recognition during 2013 for stock options that achieved performance vesting targets earlier than previously estimated as a result of unexpected, non-recurring events which were not part of our normal business operations (See the caption "Stock-Based Compensation" later in this discussion for more information).

•
The direct costs associated with our investment management programs increased in our Private Banks and Institutional Investors segments. These costs primarily relate to fees charged by investment advisory firms and are included in Sub-advisory, distribution and other asset management costs on the accompanying Consolidated Statements of Operations.

•
Our operating expenses related to personnel in our Private Banks and Investment Managers segments increased. These increased operational costs, primarily attributable to salary and incentive compensation, are mainly related to servicing new and existing clients.

•
We capitalized $34.9 million in 2014 for significant enhancements and new functionality for the SEI Wealth Platform as compared to $39.5 million in 2013. Included in the amount for 2013 is a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license related to the Platform. Amortization expense related to capitalized software was $38.5 million during 2014 as compared to $34.4 million during 2013 primarily due to continued enhancements to the Platform. Our non-capitalized development costs associated with the Platform increased due to higher personnel and consulting costs.

•
Our operating margins in all four core business segments improved in 2014 mainly due to increased recurring revenues generated from the higher levels of assets under management and administration as previously discussed.

•
We recorded a pre-tax charge of $11.3 million against earnings during the fourth quarter for the write down of our investment in a wealth services firm based in China (See the caption "Equity in earnings of unconsolidated affiliates" later in this discussion for more information).

•
We recorded a pre-tax gain of $5.6 million, or $0.02 diluted earnings per share, in 2014 from the sale of SEI Asset Korea (SEI AK) which was completed during the first quarter 2013. This gain was the result of the first in a series of three annual payments related to the contingent purchase price we received from the sale. The gain from the sale is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 15 to the Consolidated Financial Statements for more information).

•
Our effective tax rate was 34.9 percent in 2014 as compared to 33.7 percent in 2013. The increase in our tax rate was primarily due to a one time reduction in 2013 from a Pennsylvania state tax law change (See the caption "Income Taxes" later in this discussion for more information).

•	We continued our stock repurchase program and purchased approximately 7,888,000 shares at an average price of $35.29 per share for a total cost of $278.4 million.
Significant Items Impacting Our Financial Results in 2013
Revenues increased $133.6 million, or 13 percent, to $1.1 billion in 2013 compared to 2012. Net income attributable to SEI increased $81.3 million, or 39 percent, to $288.1 million and diluted earnings per share increased to $1.64 per share in 2013 compared to $1.18 per share in 2012. We believe the following items were significant to our business during 2013:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from positive cash flows from new and existing clients and market appreciation. Our average assets under management, excluding LSV, increased $14.9 billion, or 11 percent, to $145.4 billion during 2013 as compared to $130.5 billion during 2012.

•
Sales of new business in our Institutional Investors and Investment Managers segments as well as positive cash receipts from new and existing advisor relationships in our Investment Advisors segment contributed to the increase in our revenues and profits.

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

•
Our sale of SEI AK was completed during the first quarter resulting in a gain of $22.1 million, or $0.08 diluted earnings per share. The operating results of SEI AK were included in the Private Banks business segment (See Note 15 to the Consolidated Financial Statements for more information).

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

•
We capitalized $39.5 million in 2013 for significant enhancements and new functionality for the SEI Wealth Platform as compared to $31.0 million in 2012. Included in the amount for 2013 is a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license related to the Platform. Amortization expense related to capitalized software increased to $34.4 million during 2013 as compared to $32.6 million during 2012 primarily due to continued enhancements to the Platform. Amortization expense during 2012 includes $2.7 million of expense related to the remaining net book value of a component of the Platform that was discontinued.

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

Future enhancements to the Platform may replace significant existing components or functionality. Once these enhancements are completed and ready to be placed into service, the components or functionality that are being replaced will be abandoned. If this occurs, the remaining net book value of the previously capitalized software development costs will be expensed over the remaining useful life of those components or written off.
An area of continued focus is improving the operational efficiency of the Platform that would promote scale more quickly. Our operational costs consist mainly of third-party vendor costs and SEI personnel. We are investing in the operational infrastructure that will attempt to provide a sustainable operating model that minimizes cost as revenues increase. However, if we are unable to price our services correctly and provide an attractive value proposition for our prospective clients, the incremental rate of revenue and profits may be hampered.
As we progress through the different stages of deployment of the Platform to a broader market, we expect to encounter numerous challenges; however, in our opinion, the Platform promises to provide a significant opportunity to expand our services into new markets that will increase revenues and profits in the long-term. Until we attain a level of revenues that technological and operational scale can be achieved, we expect continued pressure on our operating margins in the Private Banks business segment and an increased level of pressure on our operating margins in the Investment Advisors business segment.
Sensitivity of our revenues and earnings to capital market fluctuations
The majority of our revenues are based on the value of assets invested in investment products that we manage or administer which are affected by changes in the capital markets. The prevailing capital market conditions during 2013 and 2014 had a net positive impact on our asset-based fees thereby increasing our base revenues. Conversely, prolonged future downturns in the general capital markets could have adverse effects on our revenues and earnings derived from assets under management and administration.

Ending Asset Balances
This table presents ending asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Ending Asset Balances
(In millions)	As of December 31,
			Percent Change		Percent Change
	2014	2013		2012
Private Banks:
Equity and fixed income programs (a)	$18,666	$15,472	21%	$18,862	(18)%
Collective trust fund programs	8	14	(43)%	11	27%
Liquidity funds	5,889	5,685	4%	6,008	(5)%
Total assets under management	$24,563	$21,171	16%	$24,881	(15)%
Client proprietary assets under administration	16,741	15,272	10%	12,178	25%
Total assets	$41,304	$36,443	13%	$37,059	(2)%
Investment Advisors:
Equity and fixed income programs	$43,845	$38,574	14%	$31,220	24%
Collective trust fund programs	9	11	(18)%	14	(21)%
Liquidity funds	3,173	2,846	11%	2,514	13%
Total assets under management	$47,027	$41,431	14%	$33,748	23%
Institutional Investors:
Equity and fixed income programs	$72,828	$66,548	9%	$62,160	7%
Collective trust fund programs	95	109	(13)%	102	7%
Liquidity funds	2,929	2,644	11%	2,454	8%
Total assets under management	$75,852	$69,301	9%	$64,716	7%
Investment Managers:
Equity and fixed income programs	$27	$69	(61)%	$67	3%
Collective trust fund programs	20,833	22,377	(7)%	16,197	38%
Liquidity funds	946	718	32%	408	76%
Total assets under management	$21,806	$23,164	(6)%	$16,672	39%
Client proprietary assets under administration	355,890	311,992	14%	244,671	28%
Total assets	$377,696	$335,156	13%	$261,343	28%
Investments in New Businesses:
Equity and fixed income programs	$736	$619	19%	$513	21%
Liquidity funds	98	46	113%	43	7%
Total assets under management	$834	$665	25%	$556	20%
LSV:
Equity and fixed income programs	$82,665	$76,189	8%	$60,947	25%
Total:
Equity and fixed income programs (a)	$218,767	$197,471	11%	$173,769	14%
Collective trust fund programs	20,945	22,511	(7)%	16,324	38%
Liquidity funds	13,035	11,939	9%	11,427	4%
Total assets under management	$252,747	$231,921	9%	$201,520	15%
Client proprietary assets under administration	372,631	327,264	14%	256,849	27%
Total assets under management and administration	$625,378	$559,185	12%	$458,369	22%

(a) Equity and fixed income programs in the Private Banks segment in 2012 includes $7.0 billion in assets related to SEI AK which was sold in the first quarter of 2013 (See Note 15 to the Consolidated Financial Statements).

Average Asset Balances
This table presents average asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Average Asset Balances
(In millions)	For the Year Ended December 31,
			Percent Change		Percent Change
	2014	2013		2012
Private Banks:
Equity and fixed income programs (a)	$17,838	$15,188	17%	$17,434	(13)%
Collective trust fund programs	12	11	9%	282	(96)%
Liquidity funds	5,547	5,252	6%	5,332	(2)%
Total assets under management	$23,397	$20,451	14%	$23,048	(11)%
Client proprietary assets under administration	15,648	13,626	15%	10,873	25%
Total assets	$39,045	$34,077	15%	$33,921	—%
Investment Advisors:
Equity and fixed income programs	$41,346	$35,290	17%	$29,611	19%
Collective trust fund programs	12	14	(14)%	728	(98)%
Liquidity funds	2,840	2,355	21%	1,970	20%
Total assets under management	$44,198	$37,659	17%	$32,309	17%
Institutional Investors:
Equity and fixed income programs	$70,796	$64,003	11%	$56,584	13%
Collective trust fund programs	108	106	2%	312	(66)%
Liquidity funds	2,773	2,937	(6)%	3,415	(14)%
Total assets under management	$73,677	$67,046	10%	$60,311	11%
Investment Managers:
Equity and fixed income programs	$66	$74	(11)%	$63	17%
Collective trust fund programs	21,929	18,985	16%	13,873	37%
Liquidity funds	857	554	55%	276	101%
Total assets under management	$22,852	$19,613	17%	$14,212	38%
Client proprietary assets under administration	338,645	286,208	18%	233,024	23%
Total assets	$361,497	$305,821	18%	$247,236	24%
Investments in New Businesses:
Equity and fixed income programs	$671	$577	16%	$537	7%
Liquidity funds	81	33	145%	35	(6)%
Total assets under management	$752	$610	23%	$572	7%
LSV:
Equity and fixed income programs	$80,440	$68,870	17%	$57,935	19%
Total:
Equity and fixed income programs (a)	$211,157	$184,002	15%	$162,164	13%
Collective trust fund programs	22,061	19,116	15%	15,195	26%
Liquidity funds	12,098	11,131	9%	11,028	1%
Total assets under management	$245,316	$214,249	15%	$188,387	14%
Client proprietary assets under administration	354,293	299,834	18%	243,897	23%
Total assets under management and administration	$599,609	$514,083	17%	$432,284	19%

(a) Equity and fixed income programs in the Private Banks segment in 2012 includes $6.6 billion in average assets related to SEI AK which was sold in the first quarter of 2013 (See Note 15 to the Consolidated Financial Statements).

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
Business Segments
Revenues, Expenses, and Operating profit (loss) for our business segments for the year ended 2014 compared to the year ended 2013, and for the year ended 2013 compared to the year ended 2012 are:

Year Ended December 31,	2014	2013	Percent Change	2012	Percent Change
Private Banks:
Revenues	$441,467	$397,138	11%	$364,788	9%
Expenses	399,620	392,399	2%	357,001	10%
Operating profit	$41,847	$4,739	NM	$7,787	(39)%
Gain on sale of subsidiary	5,582	22,112	NM	—	NM
Total profit	$47,429	$26,851	NM	$7,787	NM
Operating margin (a)	9%	1%		2%
Investment Advisors:
Revenues	283,811	241,252	18%	202,703	19%
Expenses	146,500	133,962	9%	120,146	11%
Operating profit	$137,311	$107,290	28%	$82,557	30%
Operating margin	48%	44%		41%
Institutional Investors:
Revenues	284,677	257,658	10%	227,889	13%
Expenses	140,659	133,218	6%	116,546	14%
Operating profit	$144,018	$124,440	16%	$111,343	12%
Operating margin	51%	48%		49%
Investment Managers:
Revenues	251,310	226,081	11%	193,484	17%
Expenses	159,176	148,977	7%	127,525	17%
Operating profit	$92,134	$77,104	19%	$65,959	17%
Operating margin	37%	34%		34%
Investments in New Businesses:
Revenues	4,740	4,003	18%	3,658	9%
Expenses	18,377	15,723	17%	14,954	5%
Operating loss	$(13,637)	$(11,720)	NM	$(11,296)	NM
(a) Percentage determined exclusive of gain from sale of subsidiary (See Note 15 to the Consolidated Financial Statements).
For additional information pertaining to our business segments, see Note 13 to the Consolidated Financial Statements.

Private Banks

Year Ended December 31,	2014	2013	Percent Change	2012	Percent Change
Revenues:
Investment processing and software servicing fees	$283,021	$260,085	9%	$233,790	11%
Asset management, administration & distribution fees	132,427	108,792	22%	103,712	5%
Transaction-based and trade execution fees	26,019	28,261	(8)%	27,286	4%
Total revenues	$441,467	$397,138	11%	$364,788	9%
Revenues increased $44.3 million, or 11 percent, in 2014 compared to the prior year. Revenues during 2014 were primarily affected by:

•	Increased investment management fees from existing international clients due to higher average assets under management from improved capital markets and increased net cash flows;

•	Increased fees from the growth in existing client assets processed on the SEI Wealth Platform;

•	Increased fees earned on our mutual fund trading solution due to an increase in assets processed on the system from new and existing clients; and

•	$6.0 million in non-recurring professional services fees from a single project recorded in the second quarter 2014 related to investment processing services; partially offset by

•	Lower recurring investment processing fees due to price reductions provided to existing clients that recontracted for longer periods and client losses.
Revenues increased $32.4 million, or nine percent, in 2013 compared to the prior year. Revenues during 2013 were primarily affected by:

•	Increased recurring investment processing fees from new and existing investment processing clients;

•	Increased fees earned on our mutual fund trading solution due to an increase in assets from new and existing clients; and

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
Operating margins were nine percent in 2014 and one percent in 2013. Operating income increased $37.1 million in 2014 compared to the prior year. Operating income in 2014 was primarily affected by:

•	An increase in revenues;

•	Decreased stock-based compensation costs of $7.3 million; partially offset by

•	Increased direct expenses associated with increased investment management fees from existing international clients;

•	Increased non-capitalized development costs, mainly personnel and consulting costs, related to the SEI Wealth Platform;

•	Increased operational costs, mainly salary and consulting costs, for servicing investment processing clients;

•	Increased third-party expenses associated with clients processed on the SEI Wealth Platform; and

•	Increased amortization expense related to the SEI Wealth Platform.
Operating margins were one percent in 2013 and two percent in 2012. Operating income decreased $3.0 million, or 39 percent, in 2013 compared to the prior year. Operating income in 2013 was primarily affected by:

•	Increased direct expenses associated with the increased investment management fees from existing international clients and our mutual fund trading solution;

•	Increased operational costs, mainly salary, incentive compensation, consulting and outsourcing costs, for servicing new and existing investment processing clients;

•	Increased stock-based compensation costs of $6.3 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets;

•	Increased direct expenses associated with the increased investment processing fees; and

•	Increased amortization expense related to the SEI Wealth Platform; partially offset by

•	An increase in revenues.

Investment Advisors

Year Ended December 31,	2014	2013	Percent Change	2012	Percent Change
Revenues:
Investment management fees-SEI fund programs	$223,371	$191,473	17%	$160,324	19%
Separately managed account fees	45,404	35,382	28%	28,580	24%
Other fees	15,036	14,397	4%	13,799	4%
Total revenues (a)	$283,811	$241,252	18%	$202,703	19%
(a) All amounts are reflected in Asset management, administration and distribution fees except for $2,406, $1,921 and $1,891 in 2014, 2013 and 2012, respectively, which are reflected in Transaction-based and trade execution fees.
Revenues increased $42.6 million, or 18 percent, in 2014 and increased $38.5 million, or 19 percent, in 2013 compared 2012. Revenues during 2014 and 2013 were primarily affected by:

•
Increased investment management fees and separately managed account program fees from existing clients due to higher average assets under management caused by market appreciation and an increase in net cash flows from new and existing advisors; and

•	An increase in the average basis points earned on assets due to the increase in average assets under management and product mix; partially offset by

•	Lower fees earned in 2013 from our collective trust fund offering due to the closing of the SEI Stable Asset Fund at the end of 2012.
Operating margins were 48 percent in 2014 and 44 percent in 2013. Operating income increased $30.0 million, or 28 percent, in 2014 compared to the prior year. Operating income in 2014 was primarily affected by:

•	An increase in revenues; and

•	Decreased stock-based compensation costs of $4.2 million; partially offset by

•	Increased direct expenses associated with increased investment management programs;

•	Increased non-capitalized development costs, mainly personnel and consulting costs, related to the SEI Wealth Platform; and

•	Increased amortization expense related to the SEI Wealth Platform.
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
Institutional Investors
Revenues increased $27.0 million, or ten percent, in 2014 and increased $29.8 million, or 13 percent, in 2013 compared to 2012. Revenues during 2014 and 2013 were primarily affected by:

•	Increased investment management fees from existing clients due to higher average assets under management from market appreciation as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by client losses.
Operating margins were 51 percent in 2014 and 48 percent in 2013. Operating income increased $19.6 million, or 16 percent, in 2014 compared to the prior year. Operating income during 2014 was primarily affected by:

•	An increase in revenues; and

•	Decreased stock-based compensation costs of $3.9 million; partially offset by

•	Increased direct expenses associated with higher investment management fees, and

•	Increased personnel costs, mainly salary and incentive-based compensation expenses.

Operating margins were 48 percent in 2013 and 49 percent in 2012. Operating income increased $13.1 million, or 12 percent, in 2013 compared to the prior year. Operating income during 2013 was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with higher investment management fees;

•	Increased stock-based compensation costs of $3.7 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets; and

•	Increased other personnel costs associated with investment management operations.
Investment Managers
Revenues increased $25.2 million, or 11 percent, in 2014 and increased $32.6 million, or 17 percent, in 2013 compared to 2012. Revenues during 2014 and 2013 were primarily affected by:

•	Net positive cash flows from existing clients due to new funding along with higher valuations from improved capital markets;

•	Increased accounts from our separately managed account program from new and existing clients in 2013; and

•	Positive cash flows from new clients; partially offset by client losses.
Operating margins were 37 percent in 2014 and 2013. Operating income increased $15.0 million, or 19 percent, in 2014 compared to the prior year. Operating income during 2014 was primarily affected by:

•	An increase in revenues; and

•	Decreased stock-based compensation costs of $4.5 million; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients.
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
Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $48.9 million, $53.7 million and $45.8 million in 2014, 2013 and 2012, respectively. The decrease in corporate overhead expenses in 2014 was primarily due to decreased stock-based compensation costs of $4.2 million. The increase in 2013 was primarily due to increased stock-based compensation costs of $3.8 million primarily due to the change in management's estimate of the timing of the achievement of stock option vesting targets, other personnel-related costs and higher costs related to regulatory and compliance matters.
Other income and expense items
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2014	2013	2012
Net gain from investments	$614	$659	$14,067
Interest and dividend income	3,354	3,248	5,696
Interest expense	(458)	(535)	(504)
Equity in earnings of unconsolidated affiliates	127,786	118,076	98,671
Gain on sale of subsidiary	5,582	22,112	—
Other income	—	43,429	—
Total other income and expense items, net	$136,878	$186,989	$117,930

Net gain from investments
During 2012, we recognized net gains of $13.2 million from Structured Investment Vehicles (SIV) securities. Of the net gains recognized during 2012, $6.8 million resulted from cash payments received from the SIV securities and $1.1 million was from a net increase in fair value. In November 2012, we sold our remaining SIV security, the Gryphon senior note, and recognized a gain of $5.3 million.
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes our ownership in LSV. At December 31, 2014, our interest in LSV was approximately 39.3 percent. Our proportionate share in the earnings of LSV was $140.2 million in 2014 as compared to $119.0 million in 2013, an increase of 18 percent. The increase in our earnings was primarily due to increased assets under management of LSV from existing clients due to improved capital markets and an increase in performance fees. LSV’s average assets under management increased $11.6 billion to $80.4 billion during 2014 as compared to $68.9 billion during 2013, an increase of 17 percent. Our earnings from LSV, however, were negatively impacted by a decrease in our ownership interest in April 2013 from approximately 39.8 percent to 39.3 percent. In 2013, our proportionate share in the earnings of LSV increased to $119.0 million from $100.0 million in 2012, an increase of 19 percent. The increase in 2013 was also primarily due to increased assets from new and existing clients due to market appreciation and increased performance fees.
Equity in earnings of unconsolidated affiliates also includes our proportionate share in the losses of Gao Fu, a wealth services firm based in China. Our investment in Gao Fu resulted from purchases of common stock between 2011 and 2013 and funding through two convertible loan agreements in 2014. The first loan agreement contained specific revenue and net income targets for Gao Fu to achieve by December 31, 2014. In December 2014, a review of the financial statements of Gao Fu indicated that the achievement of such performance targets as stipulated in the first loan agreement was unlikely. As a result, we wrote down our investment in Gao Fu to its net realizable value based on our ownership percentage of the remaining net assets of the firm and recognized an impairment charge of $11.3 million during the fourth quarter 2014. This charge is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations (See Note 2 to the Consolidated Financial Statements for more information).
Gain on sale of subsidiary
On July 31, 2012, we entered into a agreement to sell all of our ownership interest in SEI AK and completed the sale on March 28, 2013. We recorded gains from the sale of $5.6 million and $22.1 million during 2014 and 2013, respectively. The gain recorded in 2014 was the result of the first in a series of three annual payments related to the contingent purchase price we received from the sale. These gains are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 15 to the Consolidated Financial Statements for more information).
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
Income Taxes
Our effective tax rate was 34.9 percent in 2014, 33.7 percent in 2013, and 36.9 percent in 2012. Our effective tax rate is affected by recurring items, such as tax rates in various states and foreign jurisdictions and the relative amount of income we earned in those jurisdictions. These amounts have been fairly consistent in prior years. In 2014, there was an increase in the taxable income earned in certain foreign jurisdictions which was taxed at a lower rate or was offset by the foreign tax credit.

Our effective tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Below are the most significant recurring and discrete items (See Note 12 to the Consolidated Financial Statements for more information):
2014

•	There was a reduction in our effective rate due to more pre-tax income being taxed in foreign jurisdictions with lower effective tax rates or offset by a foreign tax credit;

•
There was a reduction in our state effective rate as a result of Pennsylvania Tax Law changes that became effective January 1, 2014. The 2013 tax rate was benefited by a one-time reduction in deferred taxes; and

•
There was a reduction in our effective rate due to the reinstatement of the Research and Development Tax Credit. The tax credit was retroactively extended for 2014 through the Tax Increase Prevention Law, signed into law on December 19, 2014. The 2013 tax rate reflected the Research and Development Tax Credit for two years.

2013

•
There was a reduction in our effective rate that was the result of Pennsylvania Tax Law changes enacted on July 18, 2013 which became effective on January 1, 2014. These changes have reduced the deferred tax liability which had accumulated during prior years. In accordance with the tax accounting rules, the effect of the law change is recorded in the year in which the law was signed. The primary change that affects SEI results from the reduction of net income apportioned to the State of Pennsylvania. The bill adopts “market-based” sourcing for apportionment. This method apportions sales to the state where the benefits are being derived by the customer. The current method apportions sales of services to the state where the cost was incurred to perform those services; and

•
There was a reduction in our effective rate from the reinstatement of the Research and Development Tax Credit. The tax credit was reinstated retroactively from January 1, 2012 through December 31, 2013 by The American Taxpayer Relief Act of 2012 (the Act), signed into law on January 2, 2013. The accounting rules require the determination of current and deferred taxes be based upon the provisions of the enacted tax law as of the balance sheet date. Since the Act was not signed into law until January 2, 2013, the effect was not reflected in the tax provision for 2012. The 2013 effective tax rate reflects a Research and Development Tax Credit for both 2012 and 2013.

2012

•
There was an increase in our effective tax rate as a result of the sale of SEI AK because we no longer considered the undistributed earnings of SEI AK to be indefinitely reinvested and, therefore, accrued U.S. deferred taxes on the cumulative undistributed earnings;

•	There was an increase in our effective tax rate as a result of the expiration of the Research and Development Tax Credit; and

•	There was a reduction in our effective tax rate as a result of state tax planning.
Our 2015 effective tax rate could be affected by the expiration of the Research and Development Tax Credit and taxation provisions of the budget proposed by President Obama for fiscal year 2016, that begins on October 1, 2015, if enacted into law.
Stock-Based Compensation
During 2014, 2013 and 2012, we recognized approximately $13.5 million, $37.9 million and $15.7 million, respectively, in stock-based compensation expense. All of our stock options have performance-based vesting provisions that tie vesting of the options to our financial performance and do not contain any time-based vesting provisions. The amount of stock-based compensation expense recognized is based upon an estimate of when the earnings per share targets may be achieved. If our estimate proves to be inaccurate, the amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense and materially affect our earnings.
During 2013, we revised our estimate of when certain vesting targets were expected to be achieved. This change in estimate resulted in an increase of $19.6 million in stock-based compensation expense. The change in our estimate resulted from the positive earnings impacts from the unexpected cash payment received for a litigation settlement and the gain recognized from the sale of SEI AK during 2013. These non-recurring events, which were not part of our normal business operations, had a significant positive impact on our earnings and were not initially incorporated into our estimate made at December 31, 2012 for the achievement of our option vesting targets.
As of December 31, 2014, there was approximately $45.1 million of unrecognized compensation cost related to unvested employee stock options that we expect will vest and is being amortized.
Fair Value Measurements
The fair value of our financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of our financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equities or mutual funds that are quoted daily and GNMA and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. We did not have any financial liabilities at December 31, 2014 or 2013 (See Note 5 to the Consolidated Financial Statements for more information).
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
Liquidity and Capital Resources

Year Ended December 31,	2014	2013	2012
Net cash provided by operating activities	$374,803	$351,224	$257,490
Net cash (used in) provided by investing activities	(53,385)	(62,413)	16,627
Net cash used in financing activities	(224,750)	(162,785)	(242,856)
Effect of exchange rate changes on cash and cash equivalents	(7,495)	—	—
Net increase in cash and cash equivalents	89,173	126,026	31,261
Cash and cash equivalents, beginning of year	578,273	452,247	420,986
Cash and cash equivalents, end of year	$667,446	$578,273	$452,247
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At December 31, 2014, our unused sources of liquidity consisted of cash and cash equivalents and the full amount available under our credit facility.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of January 30, 2015, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $368.7 million.
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
Cash flows from operations increased $23.6 million in 2014 compared to 2013 due to the increase in our net income and the non-cash adjustments related to the gains from the sale of SEI AK and deferred tax expense. These increases were offset by the non-cash adjustment for stock-based compensation and the net change in our working capital accounts (See Note 15 to the Consolidated Financial Statements for more information regarding the sale of SEI AK).
Cash flows from operations increased $93.7 million in 2013 compared to 2012 primarily due to an increase in our earnings, the cash payment of $43.4 million received pertaining to a litigation settlement and an additional quarterly partnership distribution payment received from LSV due to a change in the payment schedule (See Note 16 to the Consolidated Financial Statements for more information regarding the litigation settlement).
Cash flows from investing activities increased $9.0 million in 2014 compared to 2013 and decreased $79.0 million in 2013 compared to 2012. Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities during 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Purchases	$(56,754)	$(57,560)	$(33,662)
Sales and maturities	63,434	47,574	108,182
Net investing activities from marketable securities	$6,680	$(9,986)	$74,520
Marketable securities purchased generally consisted of additional GNMA securities to satisfy applicable regulatory requirements of SPTC, investments in short-term U.S. government agency and commercial paper securities through SIDCO's cash management program and investments for the start-up of new investment products. Proceeds received from sales and maturities primarily included sales and principal prepayments related to the GNMA securities owned by SPTC, maturities of short-term securities owned by SIDCO and, in 2012, the sale of our remaining SIV security.

•
The capitalization of costs incurred in developing computer software. We capitalized $34.9 million, $39.5 million and $31.0 million of software development costs in 2014, 2013 and 2012, respectively. Amounts capitalized in each year include costs for significant enhancements and upgrades for the expanded functionality of the SEI Wealth Platform. Included in the amount for 2013 is a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for functionality utilized by the Platform.

•
Capital expenditures. Our capital expenditures in 2014, 2013 and 2012 primarily include purchased software and equipment for our data center operations. Our expenditures in 2014 also include $8.5 million related to the construction of an additional building at our corporate headquarters which was completed during the third quarter. Our expenditures in 2012 include a purchase of $10.0 million for specific front office client management technology. In 2015, we intend to relocate our London operations to a new facility. The total cost of the improvements to this facility is estimated to be at least $13.2 million and is expected to to be completed during the third quarter of 2015.

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

Cash flows from financing activities decreased $62.0 million in 2014 compared to 2013 and increased $80.1 million in 2013 compared to 2012. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. The following table lists information regarding repurchases of our common stock during 2014, 2013 and 2012:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost
2014	7,888,000	$35.29	$278,357
2013	6,789,000	30.92	209,942
2012	7,528,000	20.62	155,264

•
Proceeds from the issuance of our common stock. We received $104.9 million, $66.4 million and $49.4 million in proceeds from the issuance of our common stock during 2014, 2013 and 2012, respectively. The increase in proceeds in 2014 and 2013 is primarily attributable to higher levels of stock option exercise activity.

•	Dividend payments. Our cash dividends paid during 2014, 2013 and 2012 were as follows:

Year	Cash Dividends Paid	Cash Dividends Paid per Share
2014	$74,294	$0.44
2013	34,400	0.20
2012	135,335	0.78
The decrease in dividends paid in 2013 was due to a special cash dividend of $0.32 per share paid in 2012 and the payment date of the regular semi-annual dividend declared in December 2012 occurring in the calendar year as compared to the payment date of the semi-annual dividend declared in December 2013 which occurred in January of 2014.
Our Board of Directors declared a semi-annual cash dividend of $0.24 per share on December 9, 2014. The dividend was paid on January 6, 2015 for a total of $40.2 million.
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
Contractual Obligations and Contingent Obligations
As of December 31, 2014, the Company is obligated to make payments in connection with its lines of credit, operating leases, maintenance contracts and other commitments in the amounts listed below. The Company has no unrecorded obligations other than the items noted in the following table:

	Total	2015	2016	2017 to 2018	2019 and thereafter
Line of credit (a)	$950	$456	$456	$38	$—
Operating leases and maintenance agreements (b)	60,848	3,779	3,023	10,445	43,601
Other commitments (c)	4,757	4,757	—	—	—
Total	$66,555	$8,992	$3,479	$10,483	$43,601

(a)	Amounts include estimated commitment fees for our credit facility. See Note 7 to the Consolidated Financial Statements.

(b)	See Note 11 to the Consolidated Financial Statements.

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
Computer Software Development Costs:
We utilize internally developed computer software as part of our product offerings. In the development of a new software product, substantial consideration must be given by management to determine whether costs incurred are research and development costs, or internal software development costs eligible for capitalization. Management must consider a number of different factors during their evaluation of each computer software development project that includes estimates and assumptions. Costs considered to be research and development are expensed as incurred. After meeting specific requirements, internal software development costs are capitalized as incurred. The capitalization and ongoing assessment of recoverability of software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. Amortization of capitalized software development costs begins when the product is ready for its intended use. Capitalized software development costs are amortized on a project basis using the straight-line method over the estimated economic life of the product or enhancement.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
SEI Investments Company:
We have audited the accompanying consolidated balance sheet of SEI Investments Company and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year ended December 31, 2014. In connection with our audit of the consolidated financial statements, we also have audited financial statement Schedule II referred to in Item 15(2) in this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEI Investments Company and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SEI Investments Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2015 expressed an unqualified opinion on the effectiveness of SEI Investments Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 23, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
SEI Investments Company:
We have audited SEI Investments Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SEI Investments Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on SEI Investments Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, SEI Investments Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of SEI Investments Company and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year ended December 31, 2014, and our report dated February 23, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 23, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of SEI Investments Company:

In our opinion, the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the two years in the period ended December 31, 2013, present fairly, in all material respects, the financial position of SEI Investments Company and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
February 27, 2014

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

	December 31,	2014	2013
Assets	Current Assets:
	Cash and cash equivalents	$667,446	$578,273
	Restricted cash	5,801	5,500
	Receivables from regulated investment companies	48,393	39,364
	Receivables, net of allowance for doubtful accounts of $784 and $651	194,419	186,664
	Securities owned	21,175	21,133
	Other current assets	18,193	16,166
	Total Current Assets	955,427	847,100
	Property and Equipment, net of accumulated depreciation of $241,295 and $220,064	125,535	118,995
	Capitalized Software, net of accumulated amortization of $218,514 and $180,062	309,040	312,615
	Investments Available for Sale	77,609	83,323
	Investments in Affiliated Funds, at fair value	4,523	4,849
	Investment in Unconsolidated Affiliates	54,290	61,370
	Other Assets, net	16,451	10,917
	Total Assets	$1,542,875	$1,439,169

Liabilities and Equity	Current Liabilities:
	Accounts payable	$10,588	$16,235
	Accrued liabilities	207,429	188,123
	Deferred income taxes, net	1,414	1,653
	Deferred revenue	1,749	1,977
	Total Current Liabilities	221,180	207,988
	Deferred Income Taxes	63,755	66,572
	Other Long-term Liabilities	10,327	8,607
	Total Liabilities	295,262	283,167
	Commitments and Contingencies
	Shareholders' Equity:
	Series Preferred stock, $.05 par value, 50 shares authorized; no shares issued and outstanding	—	—
	Common stock, $.01 par value, 750,000 shares authorized; 166,688 and 169,242 shares issued and outstanding	1,667	1,692
	Capital in excess of par value	834,615	721,219
	Retained earnings	420,226	431,604
	Accumulated other comprehensive (loss) income, net	(8,895)	1,487
	Total Shareholders' Equity	1,247,613	1,156,002
	Total Liabilities and Equity	$1,542,875	$1,439,169
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2014	2013	2012
Revenues:
Asset management, administration and distribution fees	$948,932	$831,720	$723,630
Information processing and software servicing fees	285,463	261,691	236,190
Transaction-based and trade execution fees	31,610	32,721	32,702
Total revenues	1,266,005	1,126,132	992,522
Expenses:
Subadvisory, distribution and other asset management costs	149,791	121,989	106,048
Software royalties and other information processing costs	33,522	31,255	26,722
Brokerage commissions	23,002	24,649	23,889
Compensation, benefits and other personnel	376,873	357,453	335,296
Stock-based compensation	13,463	37,865	15,736
Consulting, outsourcing and professional fees	136,818	131,399	109,828
Data processing and computer related	52,512	51,401	46,617
Facilities, supplies and other costs	66,113	64,613	60,976
Amortization	38,679	34,602	33,258
Depreciation	22,448	22,497	22,586
Total expenses	913,221	877,723	780,956
Income from operations	352,784	248,409	211,566
Net gain from investments	614	659	14,067
Interest and dividend income	3,354	3,248	5,696
Interest expense	(458)	(535)	(504)
Equity in earnings of unconsolidated affiliates	127,786	118,076	98,671
Gain on sale of subsidiary	5,582	22,112	—
Other income	—	43,429	—
Income before income taxes	489,662	435,398	329,496
Income taxes	170,949	146,924	121,462
Net income	$318,713	$288,474	$208,034
Less: Net income attributable to the noncontrolling interest	—	(350)	(1,186)
Net income attributable to SEI Investments Company	$318,713	$288,124	$206,848

Basic earnings per common share	$1.89	$1.68	$1.19
Shares used to compute basic earnings per share	168,246	171,561	174,295
Diluted earnings per common share	$1.85	$1.64	$1.18
Shares used to compute diluted earnings per share	172,565	175,718	175,872
Dividends declared per common share	$0.46	$0.42	$0.63
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2014	2013	2012
Net income	$318,713	$288,474	$208,034
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	(10,189)	(3,760)	5,904
Unrealized holding (loss) gain on investments:
Unrealized holding gains (losses) during the period, net of income taxes of $(592), $(954) and $86	441	(1,149)	341
Less: reclassification adjustment for gains realized in net income, net of income taxes of $319, $170 and $50	(634)	(294)	(86)
Total other comprehensive (loss) gain, net of taxes	(10,382)	(5,203)	6,159
Comprehensive income	308,331	283,271	214,193
Less: Comprehensive loss (income) attributable to noncontrolling interest	—	101	(3,006)
Comprehensive income attributable to SEI Investments	$308,331	$283,372	$211,187
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2014	2013	2012
Shares of Common Stock
Beginning balance	169,242	172,220	176,506
Purchase and retirement of common stock	(7,888)	(6,789)	(7,528)
Issuance of common stock under the employee stock purchase plan	73	78	105
Issuance of common stock upon exercise of stock options	5,261	3,733	3,137
Ending balance	166,688	169,242	172,220

Common Stock
Beginning balance	$1,692	$1,722	$1,765
Purchase and retirement of common stock	(79)	(68)	(75)
Issuance of common stock under the employee stock purchase plan	1	1	1
Issuance of common stock upon exercise of stock options	53	37	31
Ending balance	$1,667	$1,692	$1,722

Capital In Excess of Par Value
Beginning balance	$721,219	$624,305	$577,949
Purchase and retirement of common stock	(25,345)	(19,105)	(19,370)
Issuance of common stock under the employee stock purchase plan	2,197	1,950	1,794
Issuance of common stock upon exercise of stock options	102,646	64,379	47,613
Stock-based compensation	13,463	37,865	15,736
Tax benefit on stock options exercised	20,435	11,825	583
Ending balance	$834,615	$721,219	$624,305

Retained Earnings
Beginning balance	$431,604	$405,914	$443,702
Net income attributable to SEI Investments Company	318,713	288,124	206,848
Purchase and retirement of common stock	(252,933)	(190,769)	(135,819)
Dividends declared ($0.46, $0.42 and $0.63 per share)	(77,158)	(71,665)	(108,817)
Ending balance	$420,226	$431,604	$405,914

Accumulated Other Comprehensive (Loss) Income
Beginning balance	$1,487	$6,239	$1,900
Other comprehensive (loss) income	(10,382)	(4,752)	4,339
Ending balance	$(8,895)	$1,487	$6,239

Total SEI Investments Shareholders’ Equity	$1,247,613	$1,156,002	$1,038,180

Noncontrolling interest	$—	$—	$19,149

Total Equity	$1,247,613	$1,156,002	$1,057,329
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2014	2013	2012
Cash flows from operating activities:
Net income	$318,713	$288,474	$208,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,448	22,497	22,586
Amortization	38,679	34,602	33,258
Equity in earnings of unconsolidated affiliates	(127,786)	(118,076)	(98,671)
Distributions received from unconsolidated affiliate	137,866	137,104	92,227
Stock-based compensation	13,463	37,865	15,736
Provision for losses on receivables	133	(154)	(119)
Deferred income tax expense	(3,330)	(22,825)	(1,191)
Gain from sale of SEI AK	(5,582)	(22,112)	—
Net realized gains from investments	(614)	(659)	(14,067)
Change in other long-term liabilities	1,720	1,575	(1,244)
Change in other assets	(5,886)	600	(619)
Other	(2,439)	(3,972)	6,680
Change in current assets and liabilities:
Decrease (increase) in:
Restricted cash for broker-dealer operations	—	500	—
Receivables from regulated investment companies	(9,029)	(8,280)	(5,284)
Receivables	(7,888)	(17,513)	(30,852)
Other current assets	(2,027)	1,971	(282)
Increase (decrease) in:
Accounts payable	(6,283)	5,000	9,249
Accrued liabilities	12,873	15,102	21,627
Deferred revenue	(228)	(475)	422
Total adjustments	56,090	62,750	49,456
Net cash provided by operating activities	$374,803	$351,224	$257,490
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2014	2013	2012
Cash flows from investing activities:
Additions to restricted cash	(301)	—	—
Additions to property and equipment	(28,469)	(16,351)	(23,070)
Additions to capitalized software	(34,877)	(39,500)	(31,004)
Purchases of marketable securities	(56,754)	(57,560)	(33,662)
Prepayments and maturities of marketable securities	38,973	40,257	53,352
Sales of marketable securities	24,461	7,317	54,830
Purchases of other investments	(2,000)	(2,604)	(3,819)
Sale of subsidiary, net of cash transferred	5,582	6,028	—
Net cash (used in) provided by investing activities	(53,385)	(62,413)	16,627
Cash flows from financing activities:
Purchase and retirement of common stock	(275,788)	(206,577)	(157,543)
Proceeds from issuance of common stock	104,897	66,367	49,439
Tax benefit on stock options exercised	20,435	11,825	583
Payment of dividends	(74,294)	(34,400)	(135,335)
Net cash used in financing activities	(224,750)	(162,785)	(242,856)

Effect of exchange rate changes on cash and cash equivalents	(7,495)	—	—

Net increase in cash and cash equivalents	89,173	126,026	31,261

Cash and cash equivalents, beginning of year	578,273	452,247	420,986

Cash and cash equivalents, end of year	$667,446	$578,273	$452,247

Interest paid	$458	$458	$367
Income taxes paid	$151,250	$163,834	$113,160

Non-cash financing activities
Dividends declared but not paid	$40,178	$37,314	$—
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
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
Variable Interest Entities
The Company has involvement with various variable interest entities (VIE or VIEs). These VIEs consist of LSV Employee Group III, LLC (LSV Employee Group III) and investment products established for clients created in the form of various types of legal entity structures. According to the most recent accounting guidance issued by the Financial Accounting Standards Board (FASB), the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could be potentially significant to the entity. The guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and requires disclosures about an enterprises involvement in VIEs.
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
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $435,268 and $387,201 at December 31, 2014 and 2013, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are considered Level 1 assets.
Restricted Cash
Restricted cash includes $5,000 at December 31, 2014 and 2013 segregated for regulatory purposes related to trade-execution services conducted by SIEL. Restricted cash also includes $500 at December 31, 2014 and 2013 segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
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

Marketable Securities
The classification of investments in marketable securities is determined at the time of purchase and reevaluated at each balance sheet date. Debt and equity securities classified as available-for-sale are reported at fair value as determined by the most recently traded price of each security at the balance sheet date. Unrealized gains and losses, net of income taxes, are reported as a separate component of comprehensive income. SIDCO, the Company’s broker-dealer subsidiary, reports changes in fair value of marketable securities through current period earnings due to specialized accounting practices related to investments by broker-dealers. The Company records its investments in funds sponsored by LSV on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these securities are recognized in current period earnings. The specific identification method is used to compute the realized gains and losses on all of the Company’s marketable securities (See Note 6).
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
Level 1 – Quoted prices in active markets for identical assets or liabilities without adjustment. The Company’s Level 1 assets primarily include investments in mutual funds sponsored by SEI that are quoted daily.
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed securities, Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes and investment grade commercial paper, and investment funds sponsored by LSV. The investments in GNMA mortgage-backed securities were purchased for the sole purpose of satisfying applicable regulatory requirements imposed on our wholly-owned limited purpose federal thrift subsidiary, SPTC. The investments in FHLB and other U.S. government agency short-term notes and investment grade commercial paper were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The investment funds sponsored by LSV primarily invest in equity securities of non-U.S. developed nations which are traded in active markets.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company had no Level 3 financial assets at December 31, 2014 or 2013.
The fair value of an asset or liability may include inputs from more than one level in the fair value hierarchy. The lowest level of significant inputs used to value the asset or liability determines which level the asset or liability is classified in its entirety. Transfers between levels of the fair value hierarchy are reported at fair value as of the beginning of the period in which the transfers occur.
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
The Company's capitalized software development costs primarily relate to the further development of the SEI Wealth PlatformSM (the Platform). The initial version of the Platform was placed into service in July 2007. Further enhancements and upgrades will continue to occur. As of December 31, 2014, the net book value of the Platform was $309,040. The Company capitalized $34,877, $39,500 and $31,004 of software development costs during 2014, 2013 and 2012, respectively. Included in the amount for 2013 is a one-time contractual payment of $8,812 to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for functionality utilized by the Platform.
The Platform has an estimated useful life of 15 years and a weighted average remaining life of 7.5 years. Amortization expense for the Platform was $38,357, $34,045 and $32,177 in 2014, 2013 and 2012, respectively, and is included in Amortization expense on the accompanying Consolidated Statements of Operations. During 2012, the Company decided to discontinue the use of specific functionality within the Platform and expensed the remaining net book value of $2,661 related to previously capitalized software development costs of the component. This cost is included in total amortization expense on the accompanying Consolidated Statements of Operations.
The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. The Company did not recognize any impairment charges related to its capitalized software development costs in 2014 or 2013.
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
Transaction gains and losses from exchange rate fluctuations are included in the results of operations in the periods in which they occur. There were no material gains or losses from exchange rate fluctuations in 2014, 2013 or 2012.
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
The calculations of basic and diluted earnings per share for 2014, 2013 and 2012 are:

	For the Year Ended December 31, 2014
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$318,713	168,246,000	$1.89
Dilutive effect of stock options	—	4,319,000
Diluted earnings per common share	$318,713	172,565,000	$1.85

	For the Year Ended December 31, 2013
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$288,124	171,561,000	$1.68
Dilutive effect of stock options	—	4,157,000
Diluted earnings per common share	$288,124	175,718,000	$1.64

	For the Year Ended December 31, 2012
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$206,848	174,295,000	$1.19
Dilutive effect of stock options	—	1,577,000
Diluted earnings per common share	$206,848	175,872,000	$1.18
Employee stock options to purchase approximately 10,166,000, 7,736,000 and 13,202,000 shares of common stock, with an average exercise price per share of $30.00, $30.54 and $24.76, were outstanding during 2014, 2013 and 2012, respectively, but not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the Company’s common stock or the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period and the effect on diluted earnings per common share would have been anti-dilutive (See Note 8).
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
On February 18, 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis (ASU 2015-02). The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. ASU 2015-02 becomes effective for the Company during the first quarter 2016. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
Note 2 – Investment in Unconsolidated Affiliates
LSV Asset Management
The Company has an investment in the general partnership LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored mutual funds. As of December 31, 2014, the Company's total partnership interest in LSV was approximately 39.3 percent. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
At December 31, 2014, the Company’s total investment in LSV was $52,940. The Company’s proportionate share in the earnings of LSV was $140,211, $118,983 and $99,989 in 2014, 2013 and 2012, respectively. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV of $137,866, $137,104 and $92,227 in 2014, 2013 and 2012, respectively. The Company received an additional partnership distribution payment from LSV during 2013 due to a change in the payment schedule.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations Year ended December 31,	2014	2013	2012
Revenues	$422,064	$354,094	$296,261
Net income	$356,824	$302,316	$250,165

Condensed Balance Sheets December 31,	2014	2013
Current assets	$133,657	$118,630
Non-current assets	2,269	2,588
Total assets	$135,926	$121,218

Current liabilities	$35,208	$26,103
Partners’ capital	100,718	95,115
Total liabilities and partners’ capital	$135,926	$121,218
Guaranty Agreement with LSV Employee Group II
In April 2011, a group of existing employees of LSV formed a new limited liability company, LSV Employee Group II, and agreed to purchase a partnership interest of an existing LSV employee for $4,300 of which $3,655 was financed through a term loan with Bank of America, N.A. The Company provided an unsecured guaranty to the lenders of all the obligations of LSV Employee Group II. In May 2014, LSV Employee Group II made the final principal payment for the term loan and the Company has no further obligation related to the guaranty provided for LSV Employee Group II.
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
With regard to the loan facility guaranteed by the Company, the lenders will have the right to seek payment from the Company in the event of a default by LSV Employee Group III. The loan facility has a five year term and will be repaid from the quarterly distributions of LSV. No principal payments were made by LSV Employee Group III on the loan facility guaranteed by the Company until the separate loan facility guaranteed by LSV was fully repaid.
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
As of January 30, 2015, the remaining unpaid principal balances of the term loan guaranteed by the Company was $38,658. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.

Investment in Gao Fu Limited
The Company has an investment in Gao Fu, a wealth services firm based in Shanghai, China. The Company accounts for its interest in Gao Fu using the equity method. As of December 31, 2014, the Company owns approximately 27.6 percent of the outstanding voting stock of Gao Fu. The Company's interest in the net assets of Gao Fu is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheets and its interest in the gains and losses of Gao Fu is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
The Company's proportionate share in the losses of Gao Fu was $1,159, $907 and $1,318 in 2014, 2013 and 2012, respectively. The Company's investment in Gao Fu resulted from a series of cash purchases of common stock between 2011 and 2013 which, in total, amounted to $13,000. In June and December of 2014, the Company funded an aggregate of $3,000 of convertible loans to Gao Fu. The June 2014 convertible loan agreement contains specific revenue and net income targets for Gao Fu to achieve by December 31, 2014. In December 2014, the Company conducted a review of the financial statements of Gao Fu and determined that the achievement of such performance targets as stipulated in the June 2014 convertible loan agreement was unlikely. As a result, the Company wrote down its investment in Gao Fu to its net realizable value based on its ownership percentage of the remaining net assets of the firm and recognized an impairment charge of $11,266 during the three months ended December 31, 2014. The impairment charge is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
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

Note 4 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	2014	2013
Trade receivables	$48,394	$44,502
Fees earned, not billed	139,038	128,248
Other receivables	7,771	14,565
	195,203	187,315
Less: Allowance for doubtful accounts	(784)	(651)
Receivables, net	$194,419	$186,664
Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules. These billing schedules generally provide for fees to be billed on a quarterly basis.
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2014	2013
Buildings	$149,890	$138,426
Equipment	78,266	70,117
Land	9,997	9,929
Purchased software	104,964	96,268
Furniture and fixtures	16,944	17,060
Leasehold improvements	5,675	4,670
Construction in progress	1,094	2,589
	366,830	339,059
Less: Accumulated depreciation	(241,295)	(220,064)
Property and Equipment, net	$125,535	$118,995
Depreciation expense related to property and equipment for 2014, 2013 and 2012 was $22,448, $22,497 and $22,586, respectively.
Other Assets
Other assets consist of long-term prepaid expenses, deposits, other investments at cost and various other assets. Amortization expense for certain other assets for 2014 and 2013 was $227 and for 2012 was $611.
Accrued Liabilities
Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2014	2013
Accrued employee compensation	$73,269	$69,256
Accrued employee benefits and other personnel	6,482	9,647
Accrued consulting, outsourcing and professional fees	18,915	19,311
Accrued sub-advisory, distribution and other asset management fees	31,913	25,018
Accrued dividend payable	40,178	37,314
Other accrued liabilities	36,672	27,577
Accrued liabilities	$207,429	$188,123
Note 5 – Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in open-ended mutual funds that are quoted daily. The fair value of the Company’s Level 2 financial assets consist of GNMA mortgage-backed securities held by SPTC, FHLB and other U.S. government agency short-term notes and investment grade commercial paper held by SIDCO, and investment funds sponsored by LSV. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements as a limited-purpose federal thrift subsidiary and have maturity dates which range from 2020 to 2043.
The valuation of the Company's Level 2 financial assets held by SIDCO and SPTC are based upon securities pricing policies and procedures utilized by third-party pricing vendors. As a practical expedient, the Company relies on the net asset values (NAVs) of the investment funds sponsored by LSV as the fair value. The NAVs of the funds are calculated by the funds' independent custodian and are derived from the fair values of the underlying investments as of the reporting date. The Company had no Level 3 financial assets or liabilities at December 31, 2014 or 2013.
Valuation of GNMA, Other U.S. Government Agency Securities and Investment Grade Commercial Paper
All of the Company's investments in GNMA, FHLB and other U.S. government agency securities and investment grade commercial paper are held in accounts at well-established financial institutions. The Company's selection of a financial institution for the purpose of purchasing securities considered a number of various factors including, but not limited to, securities pricing policies and procedures utilized by that financial institution. Each financial institution utilizes the services of independent pricing vendors. These vendors utilize evaluated and industry accepted pricing models that vary by asset class and incorporate available trade, bid and other market information to determine the fair value of the securities. The market inputs, listed in approximate order of priority, include: benchmark yields, reported trade, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company evaluated the information regarding the pricing methodologies and processes utilized by the independent pricing vendors during the selection process of the financial institution. The Company analyzed this information for the purpose of classifying the securities into the appropriate level within the fair value hierarchy and to ensure that each pricing model for each asset class provided the fair value of those specific securities in accordance with generally accepted accounting principles. The Company continually monitors the price of each security for any unanticipated deviations from the previously quoted price or deviations from anticipated changes in a security's price based upon an assessment of market factors and other factors relative to a specific issue expected to affect a security's price. In the event a security price changed in excess of management's pre-established tolerance levels, additional analysis is conducted which may include the comparison of the security's price as determined by other independent pricing vendors. The Company's investments in GNMA, FHLB and other U.S. government agency securities and investment grade commercial paper have been recorded at the prices provided by the independent pricing vendor without adjustment.
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	December 31, 2014
	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity available-for-sale securities	$11,588	$11,588	$—
Fixed-income available-for-sale securities	66,021	—	66,021
Fixed income securities owned	21,175	—	21,175
Investment funds sponsored by LSV	4,523	—	4,523
	$103,307	$11,588	$91,719

	December 31, 2013
	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity available-for-sale securities	$11,633	$11,633	$—
Fixed-income available-for-sale securities	71,690	—	71,690
Fixed income securities owned	21,133	—	21,133
Investment funds sponsored by LSV	4,849	4,849	—
	$109,305	$16,482	$92,823

Note 6 – Marketable Securities
Investments Available For Sale
Investments available for sale classified as non-current assets consist of:

	At December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$8,685	$134	$(95)	$8,724
Equities and other mutual funds	2,695	169	—	2,864
Debt securities	64,333	1,688	—	66,021
	$75,713	$1,991	$(95)	$77,609

	At December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,612	$1,242	$—	$8,854
Equities and other mutual funds	2,615	164	—	2,779
Debt securities	71,280	410	—	71,690
	$81,507	$1,816	$—	$83,323
Net unrealized holding gains at December 31, 2014 and 2013 were $1,193 (net of income tax expense of $703) and $1,386 (net of income tax expense of $430), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive (loss) income on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $1,401 and gross realized losses of $448 from available-for-sale securities during 2014. In 2013, there were gross realized gains of $1,236 and gross realized losses of $772 from available-for-sale securities. There were no material gross realized gains or losses from available-for-sale securities during 2012. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income, are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment related to the startup of investment funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consists of U.S. dollar denominated funds that invests in equity securities of Canadian, Australian and Japanese companies. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $4,523 and $4,849 at December 31, 2014 and 2013, respectively. The Company recognized losses of $326 and gains of $143 and $1,004 from the change in fair value of the funds during 2014, 2013 and 2012, respectively.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,175 and $21,133 at December 31, 2014 and 2013, respectively. There were no material net gains or losses from the change in fair value of the securities during 2014, 2013 and 2012.
Note 7 – Line of Credit
On February 2, 2012, the Company entered into a five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 1.25 percent above the London Interbank Offer Rate (LIBOR). There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the Credit Facility may be terminated. The Company had no borrowings through the Credit Facility at December 31, 2014 or 2013. The Company was in compliance with all covenants of the Credit Facility during 2014.
The Company incurred $458 during 2014 and 2013 and $585 during 2012 in commitment fees related to the Credit Facility which are reflected in Interest expense on the accompanying Consolidated Statements of Operations.
Note 8 – Shareholders’ Equity
Stock-Based Compensation
On March 19, 2014, the Company’s Board of Directors approved the 2014 Omnibus Equity Compensation Plan (the 2014 Plan), which was later approved by the shareholders of the Company on May 21, 2014. The 2014 Plan became effective upon receipt of the shareholders' approval on May 21, 2014 and is the successor equity compensation plan to the 2007 Equity Compensation Plan (the 2007 Plan) which was merged with and into the 2014 Plan. The 2014 Plan provides for the grant of stock options, stock units, stock awards, stock appreciation rights, dividend equivalents and other stock-based awards.
Outstanding grants under the 2007 Plan will continue according to the terms in effect before the plan merger, but the outstanding shares will be issued or transferred under the 2014 Plan. Permitted grantees under the 2014 Plan include employees, non-employee directors and consultants who perform services for the Company. The plan is administered by the Compensation Committee of the Board of Directors of the Company. The Company has only non-qualified stock options outstanding under the 2014 Plan.
All outstanding stock options have performance-based vesting provisions that tie the vesting of stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50 percent when a specified diluted earnings per share target is achieved, and the remaining 50 percent when a second, higher-specified diluted earnings per share target is achieved. Options do not vest due to the passage of time but solely as a result of achievement of the financial vesting targets. Earnings per share targets are calculated exclusive of stock-based compensation expense, net of tax. The diluted earnings per share targets are established at time of grant and are measured annually on December 31. The amount of stock-based compensation expense is based upon management’s estimate of when the earnings per share targets may be achieved. If management’s estimate of the attainment of the earnings per share targets proves to be inaccurate, the remaining amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense in future periods and could materially affect the Company’s net income and net income per share.
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
The weighted average fair value of the Company’s stock options granted during 2014, 2013 and 2012 were $10.88, $10.45 and $6.73, respectively, using the following assumptions:

	2014	2013	2012
Expected term (in years)	6.79	6.92	6.75
Expected volatility	26.98%	31.46%	34.90%
Expected dividend yield	1.15%	1.21%	1.46%
Risk-free interest rate	2.04%	2.12%	1.03%

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2014, 2013 and 2012 as follows:

	2014	2013	2012
Stock-based compensation expense	$13,463	$37,865	$15,736
Less: Deferred tax benefit	(4,704)	(13,823)	(5,650)
Stock-based compensation expense, net of tax	$8,759	$24,042	$10,086
During 2013, the Company revised its estimates of when some vesting targets were expected to be achieved. These changes in management’s estimates resulted in an increase of $19,637 in stock-based compensation expense in 2013.
As of December 31, 2014, there was approximately $45,115 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested employee stock options that the Company expects will vest and be expensed through 2020 with a weighted average period of 2.4 years.

This table presents certain information relating to the Company’s stock option plans for 2014, 2013 and 2012:

	Number of Shares	Weighted Avg. Price
Balance as of December 31, 2011	27,043,000	$20.06
Granted	2,470,000	22.40
Exercised	(3,136,000)	15.19
Expired or canceled	(767,000)	22.61
Balance as of December 31, 2012	25,610,000	$20.81
Granted	2,281,000	33.67
Exercised	(3,733,000)	17.26
Expired or canceled	(521,000)	22.25
Balance as of December 31, 2013	23,637,000	$22.58
Granted	2,293,000	40.05
Exercised	(5,261,000)	19.52
Expired or canceled	(208,000)	28.83
Balance as of December 31, 2014	20,461,000	$25.26

Exercisable as of December 31, 2014	10,295,000	$20.58
Available for future grant as of December 31, 2014	28,626,000
As of December 31, 2013 and 2012, there were 14,601,000 and 9,760,000 shares exercisable, respectively. The expiration dates for options outstanding at December 31, 2014 range from December 14, 2015 to December 9, 2024 with a weighted average remaining contractual life of 5.8 years.
Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2014 and 2013 was $83,196 and $47,392, respectively. The total options exercisable as of December 31, 2014 had an intrinsic value of $200,328. The total options outstanding as of December 31, 2014 had an intrinsic value of $302,441. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of December 31, 2014 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2014 was $40.04 as reported by the Nasdaq Stock Market, LLC.

This table summarizes information relating to all options outstanding and exercisable at December 31, 2014:

			Options Outstanding at December 31, 2014			Options Exercisable at December 31, 2014
Range of Exercise Prices (Per Share)			Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)
$14.62	-	15.77	4,073,000	$15.19	5.48	2,915,000	$14.95	5.69
17.65	-	21.05	3,534,000	18.20	3.71	3,519,000	18.27	4.49
22.45	-	23.86	4,399,000	23.20	6.93	1,960,000	21.92	4.35
27.03	-	32.49	4,073,000	30.95	2.68	1,901,000	26.57	5.09
33.73	-	40.64	4,382,000	37.10	9.50	—	31.17	4.00
			20,461,000			10,295,000
Employee Stock Purchase Plan
The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,600,000 shares for issuance under this plan. At December 31, 2014, 11,732,000 cumulative shares have been issued. There were no material costs incurred by the Company related to the employee stock purchase plan in 2014, 2013 and 2012.
Common Stock Buyback
The Board of Directors, under multiple authorizations, has authorized the purchase of the Company’s common stock on the open market or through private transactions. As of December 31, 2014, the Company had approximately $102,713 of authorization remaining for the purchase of common stock. The following table provides the total number of shares repurchased and the related total costs in 2014, 2013 and 2012:

Year	Total Number of Shares Repurchased	Total Cost
2014	7,888,000	$278,357
2013	6,789,000	209,942
2012	7,528,000	155,264
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

Cash Dividends
On May 21, 2014, the Board of Directors declared a cash dividend of $0.22 per share on the Company’s common stock, which was paid on June 24, 2014, to shareholders of record on June 16, 2014. On December 9, 2014, the Board of Directors declared a cash dividend of $0.24 per share on the Company’s common stock, which was paid on January 6, 2015, to shareholders of record on December 22, 2014.
The cash dividends declared in 2014, 2013 and 2012 were $77,158, $71,665 and $108,817 respectively. Cash dividends declared in 2012 includes a special cash dividend of $55,149 declared and paid in December 2012. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.

Note 9 – Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) consists of net income and other gains and losses affecting shareholders’ equity that are excluded from net income. For the Company, other comprehensive income (loss) includes unrealized gains and losses on available for sale securities and foreign currency translation adjustments. The Company presents other comprehensive income (loss) in its Consolidated Statements of Comprehensive Income. Components of Accumulated other comprehensive income (loss) attributable to SEI Investments shareholders consisted of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2012	$(674)	$2,574	$1,900

Other comprehensive income before reclassifications	4,084	341	4,425
Amounts reclassified from accumulated other comprehensive income	—	(86)	(86)
Net current-period other comprehensive income	4,084	255	4,339

Balance, December 31, 2012	$3,410	$2,829	$6,239

Other comprehensive loss before reclassifications	(3,309)	(1,149)	(4,458)
Amounts reclassified from accumulated other comprehensive income	—	(294)	(294)
Net current-period other comprehensive loss	(3,309)	(1,443)	(4,752)

Balance, December 31, 2013	$101	$1,386	$1,487

Other comprehensive loss before reclassifications	(10,189)	441	(9,748)
Amounts reclassified from accumulated other comprehensive income	—	(634)	(634)
Net current-period other comprehensive loss	(10,189)	(193)	(10,382)

Balance, December 31, 2014	$(10,088)	$1,193	$(8,895)

Note 10 – Employee Benefit Plan
The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $6,157, $5,664 and $5,168 to the Plan in 2014, 2013 and 2012, respectively.
Note 11 – Commitments and Contingencies
The Company leases certain of its facilities, data processing equipment, and software under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its data processing equipment. Rent expense was $23,011, $21,519 and $21,614 in 2014, 2013 and 2012, respectively.

The aggregate noncancellable minimum commitments at December 31, 2014 are:

2015	$3,779
2016	3,023
2017	3,741
2018	6,704
2019 and thereafter	43,601
$60,848
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2014 and 2013 related to these indemnifications.
In the normal course of business, the Company is party to various claims and legal proceedings.
SEI has been named in six lawsuits filed in Louisiana. Five lawsuits were filed in the 19th Judicial District Court for the Parish of East Baton Rouge. One of the five actions purports to set forth claims on behalf of a class and also names SPTC as a defendant. Two of the other actions also name SPTC as a defendant. All five actions name various defendants in addition to SEI, and, in all five actions, the plaintiffs purport to bring a cause of action against SEI and/or SPTC under the Louisiana Securities Act. Two of the five actions include claims for violations of the Louisiana Racketeering Act and possibly conspiracy. In addition, another group of plaintiffs filed a lawsuit in the 23rd Judicial District Court for the Parish of Ascension against SEI and SPTC and other defendants, asserting claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Securities Act and Louisiana Racketeering Act, and conspiracy. The underlying allegations in all actions relate to the purported role of SPTC in providing back-office services to Stanford Trust Company. The petitions allege that SEI and SPTC aided and abetted or otherwise participated in the sale of “certificates of deposit” issued by Stanford International Bank.
The case filed in Ascension Parish was removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Northern District of Texas. The schedule for responding to that petition has not yet been established.
The plaintiffs in two of the cases filed in East Baton Rouge have granted SEI and SPTC an indefinite extension to respond to the petitions.
In a third East Baton Rouge action, brought as a class action, SEI and SPTC filed exceptions, which the Court granted in part, dismissing the claims under the Louisiana Unfair Trade Practices Act. Plaintiffs then filed a motion for class certification, and SEI and SPTC also filed a motion for summary judgment. The Court deferred the motion for summary judgment, stating that the motion would not be set for hearing until after the hearing on class certification. After the Court held a hearing on class certification, it certified a class composed of persons who purchased or renewed any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009 or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. SEI and SPTC filed motions for appeal from the class certification judgments. On February 1, 2013, plaintiffs filed a motion for Leave to File a First Amended and Restated Class Action Petition in which they asked the Court to allow them to amend the petition and add claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by seeking dismissal of the action. On March 11, 2013, the newly-added insurance carrier defendants removed the case to the Middle District of Louisiana. SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. Plaintiffs filed a motion to remand the action to state court. On March 25, 2013, SEI filed a motion requesting that the federal court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of the jurisdictional issue. On August 7, 2013, the MDL Panel transferred the matter against SEI to the Northern District of Texas. On October 1, 2014, SEI filed a renewed motion to dismiss in the Northern District of Texas, and on October 6, 2014, the District Court denied plaintiffs’ motion to remand. This case is now pending in the Northern District of Texas, and SEI is awaiting a ruling on its motion to dismiss.
In the two other cases filed in East Baton Rouge, brought by the same counsel who filed the class action, virtually all of the litigation to date has involved motions practice and appellate litigation regarding the existence of federal subjection matter jurisdiction under the federal Securities Litigation Uniform Standards Act (SLUSA). After the matter was removed to the United States District Court for the Northern District of Texas, that court dismissed the action under SLUSA. The Court of

Appeals for the Fifth Circuit reversed that order, and the Supreme Court of the United States affirmed the Court of Appeals judgment on February 26, 2014. The matter was remanded to state court and no material activity has taken place since that date.
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
A lawsuit entitled Steven Curd and Rebel Curd v. SEI Investments Management Corporation was filed against SIMC in the United States District Court for the Eastern District of Pennsylvania on December 11, 2013. On August 28, 2014, the Court granted SIMC’s motion to dismiss the initial complaint in the lawsuit, but also granted plaintiffs leave to amend the complaint. On October 2, 2014, plaintiffs filed an amended complaint. In the amended complaint, SEI Investments Global Funds Services (SGFS) was added as a defendant. The plaintiffs bring the case as a shareholder derivative action against SIMC and SGFS on behalf of certain SEI funds. The claims are based on Section 36(b) of the Investment Company Act of 1940, as amended, which allows shareholders of a mutual fund to sue the investment adviser of the fund or its affiliates for an alleged breach of fiduciary duty with respect to compensation received by the adviser or its affiliates. The plaintiffs have brought the suit against SIMC and SGFS with respect to five specific SEI Funds: the High Yield Bond, Tax-Managed Large Cap, and Tax-Managed Small/Mid Cap Funds, each of which is a series of the SEI Institutional Managed Trust, the Intermediate Term Municipal Fund, which is a series of the SEI Tax Exempt Trust, and the International Equity Fund, which is a series of the SEI Institutional International Trust (the SEI Funds). The plaintiffs seek: (1) damages for the SEI Funds in the amount of the alleged “excessive” fees earned by SIMC and SGFS beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees; (2) orders declaring that SIMC and SGFS allegedly violated Section 36(b) and enjoining SIMC and SGFS from further alleged violations; and (3) rescission of SIMC’s and SGFS’s contracts with the funds, and restitution of all allegedly excessive fees paid beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees. On November 24, 2014, SIMC and SGFS filed a motion to dismiss the amended complaint. The court has not yet ruled on that motion. While the outcome of this litigation is uncertain given its early phase, SIMC and SGFS believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuit vigorously, and SIMC and SGFS are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.
On November 26, 2014, a Writ of Summons was issued to two of our subsidiaries, SEI Investments - Global Fund Services Limited (GFSL) and SEI Investments - Trustee & Custodial Services (Ireland) Limited (T&C), to appear before the Court of First Instance Antwerp, Belgium on March 11, 2015. The plaintiffs in this case allege that through their initial investments in collective investment funds domiciled in Netherlands and subsequent transfer of claim rights to a Belgium domiciled partnership, they are beneficial owners of a portfolio of life settlement policies (the Portfolio) which lapsed due to a failure to make premium payments. The plaintiffs seek to recover jointly and severally from nine defendants including GFSL and T&C, damages of approximately $84 million. GFSL and T&C’s involvement in the litigation appears to arise out of their historical provision of administration and custody services respectively, to the Strategic Life Settlement Fund PLC , who, together with its managers, appear to be the principal defendants in this claim. While the outcome of this action is uncertain given its early phase and the lack of specific theories of liability asserted against GFSL and T&C, each of GFSL and T&C believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuit vigorously.

Note 12 – Income Taxes
The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2014	2013	2012
Current
Federal	$155,273	$153,856	$112,247
State	8,744	11,542	5,284
Foreign	5,254	4,727	4,511
	169,271	170,125	122,042
Deferred, including current deferred
Federal	1,667	(2,214)	(2,708)
State	11	(16,264)	(2,199)
Foreign	—	(4,814)	3,970
	1,678	(23,292)	(937)
Income taxes attributable to the noncontrolling interest	—	91	357
Total income taxes	$170,949	$146,924	$121,462

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.
The components of Income before income taxes are summarized as follows:

Year Ended December 31,	2014	2013	2012
Domestic	$475,175	$427,915	$319,907
Foreign	14,487	7,042	8,046
	$489,662	$434,957	$327,953
The effective income tax rate differs from the federal income tax statutory rate due to the following:

Year Ended December 31,	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	1.2	1.5	1.0
Foreign tax expense and tax rate differential	(0.7)	0.5	1.6
Research and development tax credit	(0.4)	(0.8)	—
Domestic Production Activities Deduction	(0.4)	(0.5)	(0.6)
PA Tax Law changes and change in valuation allowance on loss carryforwards	—	(2.4)	(0.3)
Net change in uncertain tax positions	0.3	0.1	0.5
Other, net	(0.1)	0.3	(0.3)
	34.9%	33.7%	36.9%
The impact on the Company's effective income tax rate from the net change in uncertain tax positions in 2014 relates to federal issues mainly associated with the compilation of foreign tax credits and state tax issues. For 2013 and 2012, the impact from the net change in uncertain tax positions relates to federal and state tax issues and foreign tax issues.
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $61,833 at December 31, 2014. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation, including the availability, or lack thereof, of foreign tax credits to reduce a portion of the U.S. liability.
Deferred income taxes for 2014, 2013 and 2012 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. In 2013, the Company's deferred income tax net liability decreased significantly due to the following: (1) Pennsylvania Tax Law changes enacted on July 18, 2013 which became effective on January 1, 2014. These changes reduced the deferred tax liability which had accumulated during prior years. In accordance with the tax accounting rules, the effect of the law change is recorded in the year in which the law was signed. The primary change that affects the Company results from the reduction of net income apportioned to the State of Pennsylvania. The bill adopts “market-based” sourcing for apportionment. This method apportions sales to the state where the benefits are being derived by the customer. The current method apportions sales of services to the state where the cost was incurred to perform those services; (2) the Company's current payable was increased by unfavorable temporary differences such as stock option compensation which is not currently deductible but will reverse in the future; thus reducing the Company's deferred tax liability; (3) the Company's current payable decreased as a result of the sale of SEI AK.

The net deferred income tax liability is comprised of:

Year Ended December 31,	2014	2013
Current deferred income taxes:
Gross assets	$2,952	$2,458
Gross liabilities	(4,366)	(4,111)
	(1,414)	(1,653)
Valuation allowance	—	—
	(1,414)	(1,653)
Long-term deferred income taxes:
Gross assets	66,335	69,483
Gross liabilities	(113,581)	(121,317)
	(47,246)	(51,834)
Valuation allowance	(16,509)	(14,738)
	(63,755)	(66,572)
Net deferred income tax liability	$(65,169)	$(68,225)
The valuation allowances against deferred tax assets at December 31, 2014 and 2013 are related to state net operating losses from certain domestic subsidiaries. Certain state tax statutes significantly limit the utilization of net operating losses for domestic subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries. In 2014, the valuation also includes valuation of foreign tax credit.
The tax effect of significant temporary differences representing deferred tax liabilities is:

Year Ended December 31,	2014	2013
Difference in financial reporting and income tax depreciation methods	$(3,637)	$(7,043)
Reserves not currently deductible	209	235
Capitalized software currently deductible for tax purposes, net of amortization	(118,841)	(119,800)
State deferred income taxes	(420)	251
Revenue and expense recognized in different periods for financial reporting and income tax purposes	6,212	3,856
Unrealized holding gain on investments	(475)	(308)
Stock-based compensation expense	38,989	45,555
State net operating loss carryforward	24,150	21,215
Valuation allowance on deferred tax assets	(16,509)	(14,738)
Federal benefit of state tax deduction for uncertain tax positions	2,913	2,643
Foreign tax credit	2,327	—
Foreign deferred including taxes on cumulative undistributed earnings of SEI AK	(87)	(91)
Net deferred income tax liability	$(65,169)	$(68,225)
The Company recognizes uncertain tax positions in accordance with the applicable accounting guidance and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, not including interest and penalties, as of December 31, 2014 was $14,018, of which $12,162 would affect the effective tax rate if the Company were to recognize the tax benefit. The gross amount of uncertain tax liability of $4,757 which is expected to be paid within one year is netted against the current payable account while the remaining amount of $10,327 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheets. During the year ended December 31, 2014, the Company recognized $1,336 of previously unrecognized tax benefits relating to the lapse of the statute of limitation for certain state filings.
The Company files a consolidated federal income tax return and separate income tax returns with various states. Certain subsidiaries of the Company file tax returns in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for years before 2011 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2014	2013	2012
Balance as of January 1	$12,028	$11,553	$9,410
Tax positions related to current year:
Gross additions	1,957	1,834	2,196
Gross reductions	—	—	—
	1,957	1,834	2,196
Tax positions related to prior years:
Gross additions	1,369	3,435	1,990
Gross reductions	—	—	—
	1,369	3,435	1,990
Settlements	—	(3,772)	(99)
Lapses on statute of limitations	(1,336)	(1,022)	(1,944)
Balance as of December 31	$14,018	$12,028	$11,553
The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits.
The Company classifies all interest and penalties as income tax expense. The Company has recorded $1,066, $754 and $770 in liabilities for tax related interest and penalties in 2014, 2013 and 2012, respectively.
The Company estimates it will recognize $1,700 of unrecognized tax benefits within the next twelve months due to lapses on the statute of limitation.
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
In 2014, 2013 and 2012, no single customer accounted for more than ten percent of revenues in any business segment.

The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2014, 2013 and 2012:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2014
Revenues	$441,467	$283,811	$284,677	$251,310	$4,740	$1,266,005
Expenses	399,620	146,500	140,659	159,176	18,377	864,332
Operating profit (loss)	$41,847	$137,311	$144,018	$92,134	$(13,637)	$401,673
Gain on sale of subsidiary	5,582	—	—	—	—	5,582
Total profit (loss)	$47,429	$137,311	$144,018	$92,134	$(13,637)	$407,255

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2013
Revenues	$397,138	$241,252	$257,658	$226,081	$4,003	$1,126,132
Expenses	392,399	133,962	133,218	148,977	15,723	824,279
Operating profit (loss)	$4,739	$107,290	$124,440	$77,104	$(11,720)	$301,853
Gain on sale of subsidiary	22,112	—	—	—	—	22,112
Total profit (loss)	$26,851	$107,290	$124,440	$77,104	$(11,720)	$323,965

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2012
Revenues	$364,788	$202,703	$227,889	$193,484	$3,658	$992,522
Expenses	357,001	120,146	116,546	127,525	14,954	736,172
Operating profit (loss)	$7,787	$82,557	$111,343	$65,959	$(11,296)	$256,350
A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 is as follows:

Year Ended December 31,	2014	2013	2012
Total operating profit from segments above	$401,673	$301,853	$256,350
Corporate overhead expenses	(48,889)	(53,733)	(45,759)
Noncontrolling interest reflected in segments	—	289	975
Income from operations	$352,784	$248,409	$211,566
The following tables provide additional information for the years ended December 31, 2014, 2013 and 2012 pertaining to our business segments:

	Capital Expenditures (1)			Depreciation
Year Ended December 31,	2014	2013	2012	2014	2013	2012
Private Banks	$30,883	$34,258	$32,509	$13,393	$15,506	$15,226
Investment Advisors	13,783	12,611	11,193	2,507	2,091	1,981
Institutional Investors	4,575	2,712	2,781	1,041	893	1,012
Investment Managers	9,505	4,871	5,494	2,917	1,970	1,914
Investments in New Businesses	2,547	639	632	1,983	1,589	1,716
Total from business segments	$61,293	$55,091	$52,609	$21,841	$22,049	$21,849
Corporate Overhead	2,053	760	1,465	607	448	737
	$63,346	$55,851	$54,074	$22,448	$22,497	$22,586
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
Year Ended December 31,	2014	2013	2012
Private Banks	$24,993	$22,379	$22,218
Investment Advisors	9,228	8,234	7,167
Institutional Investors	1,430	1,274	1,208
Investment Managers	954	851	804
Investments in New Businesses	1,846	1,636	1,249
Total from business segments	$38,451	$34,374	$32,646
Corporate Overhead	228	228	612
	$38,679	$34,602	$33,258

	Total Assets
	2014	2013
Private Banks	$417,890	$430,613
Investment Advisors	134,371	124,028
Institutional Investors	118,397	97,816
Investment Managers	134,614	122,969
Investments in New Businesses	21,830	6,064
Total from business segments	$827,102	$781,490
Corporate Overhead (2)	715,773	657,679
	$1,542,875	$1,439,169
(2) Unallocated assets primarily consist of cash and cash equivalents, marketable securities, and certain other shared services assets.
The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2014	2013	2012
United States	$1,063,223	$962,266	$843,407
International operations	202,782	163,866	149,115
	$1,266,005	$1,126,132	$992,522
The following table presents assets based on their location:

	2014	2013
United States	$1,315,036	$1,231,565
International operations	227,839	207,604
	$1,542,875	$1,439,169
Note 14 – Related Party Transactions
The Company, either by itself or through its wholly-owned subsidiaries, is a party to Investment Advisory and Administration Agreements with regulated investment companies (RICs) and other investment products which are administered by the Company. These investment products are offered to clients of the Company and its subsidiaries. Under the Investment Advisory and Administration Agreements, the Company receives a fee for providing investment advisory, administrative, and accounting services. The investment advisory and administration fee is a fixed percentage, referred to as basis points, of the average daily net assets, subject to certain limitations. Investment advisory and administration fees received by the Company totaled $489,066, $422,825 and $380,645 in 2014, 2013 and 2012, respectively. The Company is also a party to various agreements with several RICs which are advised and/or administered by the Company. The Company receives a fee for providing shareholder, administrative and distribution services pursuant to the provisions of various shareholder service, administrative service, and distribution plans adopted by the RICs. These fees totaled $66,424, $47,988 and $37,827 in 2014, 2013 and 2012, respectively. A portion of the transaction costs incurred by the RICs for securities transactions are directed to the Company’s broker-dealer subsidiary in its capacity as an introducing broker-dealer. The Company recognized $1,733, $620 and $1,213 in commissions during 2014, 2013 and 2012, respectively.
Receivables from regulated investment companies on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various RICs sponsored by SEI.

Note 15 – Sale of SEI Asset Korea
On July 31, 2012, the Company, MetLife International Holdings, Inc. (MetLife) and International Finance Corporation (IFC) entered into a definitive agreement with Baring Asset Management Limited (Barings) to sell all ownership interest in SEI Asset Korea (SEI AK). SEI AK was located in South Korea and provided domestic equity and fixed income investment management services to financial institutions and pension funds.
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Barings. The net working capital of SEI AK at closing in excess of required regulatory capital, and subject to certain other adjustments, was distributed to the Company, MetLife and IFC in accordance with the ownership interests. The Company recognized a pre-tax gain of $22,112, or $0.08 diluted earnings per share, during 2013. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014 and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. The Company recognized a pre-tax gain of $5,582, or $0.02 diluted earnings per share, during 2014 with respect to the first one-year period which ended December 31, 2013. The Company's gains from the sale of SEI AK are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.
The operating results of SEI AK were included in the Private Banks business segment. SEI AK revenues and net income included in the Company's Consolidated Statement of Operations were as follows:

	For the Period January 1, 2013 through March 28, 2013

		2012
Revenues	$2,889	$11,514

Net income	$796	$2,703
Less: Income attributable to the noncontrolling interests	(350)	(1,186)
Net income attributable to SEI AK	$446	$1,517
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

Note 17 – Quarterly Financial Data (Unaudited)

	For the Three Months Ended
2014	March 31	June 30	September 30	December 31
Revenues	$302,386	$318,815	$322,047	$322,757
Income before income taxes	$116,665	$128,854	$128,618	$115,525
Net income attributable to SEI	$74,820	$82,813	$83,983	$77,097
Basic earnings per share	$0.44	$0.49	$0.50	$0.46
Diluted earnings per share	$0.43	$0.48	$0.49	$0.45

Effective income tax rate	35.9%	35.7%	34.7%	33.3%

Gain on sale of subsidiary (Note 15)	$5,582	$—	$—	$—
Diluted earnings per share (1)	$0.02	$—	$—	$—

Loss from impairment charge (Note 2)	$—	$—	$—	$11,266
Diluted earnings per share (2)	$—	$—	$—	$0.06
(1) Attributable to gain on sale of subsidiary.
(2) Attributable to loss from impairment charge.

	For the Three Months Ended
2013	March 31	June 30	September 30	December 31
Revenues	$271,879	$274,574	$280,655	$299,024
Income before income taxes	$110,962	$129,387	$93,986	$101,063
Net income attributable to SEI	$71,920	$83,494	$67,195	$65,515
Basic earnings per share	$0.42	$0.48	$0.39	$0.39
Diluted earnings per share	$0.41	$0.47	$0.38	$0.37

Effective income tax rate	34.9%	35.5%	28.5%	35.2%

Gain on sale of subsidiary (Note 15)	$22,112	$—	$—	$—
Diluted earnings per share (3)	$0.08	$—	$—	$—

Settlement agreement (Note 16)	$—	$43,429	$—	$—
Diluted earnings per share (4)	$—	$0.16	$—	$—
(3) Attributable to gain on sale of subsidiary.
(4) Attributable to settlement agreement.

Schedule II - Valuation and Qualifying Accounts and Reserves	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2014	$651	$133	$—	$—	$784
2013	805	—	—	(154)	651
2012	924	—	—	(119)	805
Deferred income tax valuation allowance:
2014	$14,738	$—	$1,771	$—	$16,509
2013	6,879	(485)	8,344	—	14,738
2012	8,585	(1,706)	—	—	6,879

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
On March 4, 2014, we filed a Current Report on Form 8-K reporting our appointment, upon the recommendation of our Audit Committee of the Board of Directors, of KPMG LLP to serve as our independent registered public accounting firm for the fiscal year 2014 and dismissal of Pricewaterhouse Coopers LLP from that role.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ALFRED P. WEST, JR., 72, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.
KEVIN P. BARR, 49, has been an employee of the Company since May 2000. Mr. Barr has been an Executive Vice President since May 2008.
ROBERT F. CRUDUP, 67, has been an employee of the Company since 1987. Mr. Crudup has been an Executive Vice President since January 2001.
KATHY C. HEILIG, 56, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999. Ms. Heilig was Treasurer from May 1997 to May 2005.
N. JEFFREY KLAUDER, 62, has been Executive Vice President and General Counsel of the Company since August 2004. Prior to August 2004, Mr. Klauder was a partner of Morgan Lewis & Bockius, LLP, a law firm.
EDWARD D. LOUGHLIN, 64, has been an employee of the Company since September 1979. Mr. Loughlin has been an Executive Vice President since May 1993 and a Senior Vice President since January 1988.
DENNIS J. MCGONIGLE, 54, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and a Senior Vice President since May 1995.
STEPHEN G. MEYER, 50, has been an employee of the Company since November 1992. Mr. Meyer has been an Executive Vice President since December 2006 and a Senior Vice President since December 2005.
JOSEPH P. UJOBAI, 53, has been an employee of the Company since May 1998. Mr. Ujobai has been an Executive Vice President since May 2003 and a Senior Vice President since January 2001.
WAYNE M. WITHROW, 59, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and a Senior Vice President since January 1994. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.
Section 16(a) Beneficial Ownership Reporting Compliance
Information with respect to the Section 16(a) compliance of the directors and executive officers of the Company is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
Code of Conduct
The Company has adopted a Code of Conduct applicable to all of its employees, including its executive officers, as well as a Code of Ethics for Senior Financial Officers. The Code of Conduct and the Code of Ethics for Senior Financial Officers is posted on our website, www.seic.com under the Investors/Corporate Governance section.

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
The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2014. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	20,460,957	$25.26	28,626,322
Equity compensation plans not approved by security holders	—	—	—
Total	20,460,957	$25.26	28,626,322
(1) Consists of: (i) the 2014 Omnibus Equity Compensation Plan, and (ii) the Amended and Restated 1998 Equity Compensation Plan.
The 2014 Omnibus Equity Compensation Plan:
On March 19, 2014, the Board of Directors adopted the 2014 Omnibus Equity Compensation Plan (the 2014 Plan), and the Company’s shareholders approved the adoption of the 2014 Plan on May 21, 2014 (the Effective Date). The 2014 Plan replaced the 2007 Equity Compensation Plan (The 2007 Plan). The 2007 Plan has been merged with and into the 2014 Plan as of the Effective Date. Outstanding grants under the 2007 Plan will continue according to the terms in effect before the plan merger, but the outstanding shares with respect to those outstanding grants will be issued or transferred under the 2014 Plan. No additional grants shall be made after the Effective Date under the 2007 Plan.
The 2014 Plan provides for grants of stock options (incentive stock options and nonqualified stock options), stock units, stock awards, stock appreciation rights (SARs), dividend equivalents and other stock-based awards to all employees (including employees who are also directors) of the Company or its subsidiaries, consultants who perform valuable services to the Company or its subsidiaries and members of the Board of Directors who are not employees of the Company. The Company has only granted nonqualified stock options under the 2014 Plan.
The 2014 Plan is administered and interpreted by the Compensation Committee (the Committee) or another committee appointed by our Board of Directors; however, the Board of Directors or its delegate will administer and interpret all grants under the 2014 Plan to non-employee directors. The Committee has the authority to (i) determine the individuals to whom grants will be made under the 2014 Plan, (ii) determine the type, size and terms and conditions of the grants, (iii) determine the time when grants will be made and the duration of any applicable exercise or restriction period, including the criteria for exercisability and the acceleration of exercisability, (iv) amend the terms and conditions of any previously issued grant, and (v) deal with any other matters arising under the 2014 Plan.
Options granted under the 2014 Plan may be “incentive stock options,” which are intended to qualify within the meaning of Section 422 of the Internal Revenue Code, and “nonqualified stock options” which are not intended to so qualify. Options are granted under the 2014 Plan with an exercise price equal to or greater than the fair market value of the Company’s common stock on the date of grant and the term of which may not exceed ten years from the date of grant. The vesting period for options commences on the date of grant, or upon the achievement of such vesting requirements, and ends on such date as is determined in each case by the Committee, in its sole discretion, which is specified in the grant agreement. Options may be exercised only while the participant is actively employed by or actively providing service to the Company unless the Committee provides for a period after such employment or service in which the option may be exercised. The Committee may only grant incentive stock options to employees of the Company or its subsidiaries.
The Committee may grant SARs to anyone eligible to participate in the 2014 Plan. Upon exercise of a SAR, the participant will receive an amount equal to the excess of the fair market value of the Company’s common stock on the date of exercise over the base amount set forth in the grant agreement. Such payment to the participant will be in cash, in shares of common stock, or in a combination of cash and shares of common stock as determined by the Committee. The Committee will determine the period when SARs vest and become exercisable, the base amount of the SARs, and whether SARs will be granted in connection with, or independently of, any options. SARs may be exercised only while the participant is actively employed by or actively providing service to the Company unless the Committee provides for a period after such employment or service in which the option may be exercised.
The Committee may grant stock units to anyone eligible to participate in the 2014 Plan. A stock unit is a phantom unit that represents the right to receive a share of common stock or an amount based on the value of a share of the Company’s common stock. The Committee will determine the number of stock units that a participant will receive and the terms and conditions applicable to such stock units as specified in the grant agreement. The Committee may grant stock units that are payable at the end of a specified vesting period or if specified performance goals or other conditions are met, or under other circumstances. Such payment to the participant will be in cash, in shares of common stock, or in a combination of cash and shares of common stock. The Committee will determine the period and conditions when stock units vest. The Committee will determine in the grant agreement under what circumstances a participant may retain stock units if after employment or service with the Company prior to the vesting of any stock units and the circumstances under which a participant will forfeit stock units.
The Committee may grant dividend equivalents in connection with stock units, under such terms and conditions the Committee deems appropriate. Dividend equivalents may be paid as and when the underlying stock units are paid, or may be deferred. The dividend equivalent amount with respect to a stock unit is determined by multiplying the number of shares of the Company’s common stock subject to the stock unit by the per share cash dividend, or the per share fair market value for non-cash dividends, paid by the Company with respect to a dividend record date. Dividend equivalents may be accrued as a cash obligation, or may be converted to additional stock units, and deferred dividend equivalents may accrue interest, all as determined by the Committee. The Company may provide that dividend equivalents are payable based on the achievement of specific performance goals. Dividend equivalents may be paid in cash, shares of common stock, or in a combination of the two, as determined by the Committee.
The Committee may grant stock awards to anyone eligible to participate in the 2014 Plan. A stock award is a grant of shares of the Company’s common stock, which may be subject to restrictions. The Committee will determine whether a stock award will be granted, the number of shares that will be subject to such award, when and how restrictions, if any, will lapse, and whether a purchase price must be paid for the shares subject to the award. The Committee will determine the period and conditions when stock awards vest. The Committee will determine in the grant agreement under what circumstances a participant may retain stock awards if after employment or service with the Company prior to the vesting of any stock awards and the circumstances under which a participant will forfeit stock awards.
For each share of common stock that is actually issued or transferred pursuant to a grant, other than a stock option or SAR, and which is settled by the issuance of common stock, will count as three shares against the share limits. Each share of common stock that is actually issued or transferred pursuant to a stock option or SAR will count as one share against the share limits. If and to the extent grants under the 2014 Plan (including stock options granted under the 2007 Plan) terminate, expire, or are canceled, forfeited, exchanged, or surrendered without having been exercised, the shares subject to such grants will again be available for purposes of the 2014 Plan, taking into account the ratios described above.
If there is any change in the number or kind of shares of common stock outstanding by reason of a stock dividend, spin-off, recapitalization, stock split, or combination or exchange of shares, by reason of a merger, reorganization or consolidation, by reason of a recapitalization or change in par value or by reason of any other extraordinary or unusual event affecting the outstanding common stock as a class without the Company’s receipt of consideration, or if the value of outstanding shares of common stock is substantially reduced as a result of a spin-off or the Company’s payment of an extraordinary dividend or distribution, the maximum number of shares of common stock available for issuance under the 2014 Plan, the maximum number of shares of common stock which any individual may receive pursuant to grants in any year, the kind and number of shares covered by outstanding grants, the kind and number of shares issued and to be issued under the 2014 Plan, and the price per share or the applicable market value of such grants shall be appropriately adjusted by the Committee, in such manner as the Committee deems appropriate, to reflect any increase or decrease in the number of, or change in the kind or value of, the issued shares of common stock to preclude, to the extent practicable, the enlargement or dilution of rights and benefits under the 2014 Plan and such outstanding grants.
Unless otherwise set forth in the grant agreement, with respect to stock options, stock units, stock awards, stock appreciation rights or other stock based awards, if (a) a change of control occurs and (b) during the period commencing on the date of the change of control and ending on the date that is 24 months following the change of control, the participant’s employment or service is terminated (i) by the Company or its subsidiaries without “cause” (as defined in the 2014 Plan), (ii) by the participant for “good reason” (as defined in the 2014 Plan), (iii) by the Company or its subsidiaries on account of the participant’s Disability (as defined in the 2014 Plan), or (iv) on account of the participant’s death, then all outstanding stock options and stock appreciation rights will vest and become exercisable and all other outstanding grants will vest and all restrictions pertaining to such other grants will lapse and have no further effect.
The Board of Directors may amend or terminate the 2014 Plan at any time, subject to shareholder approval. No grants may be issued under the 2014 Plan after May 20, 2024.

As of December 31, 2014, options to acquire 17,164,907 shares were outstanding under the 2014 Plan, out of a total of 46,934,334 shares of common stock reserved for issuance under the 2014 Plan. The 2014 Plan authorizes the issuance of an additional 30,000,000 new shares of common stock. This is in addition to 16,235,712 shares of common stock which were subject to outstanding grants under the 2007 Plan as of the Effective Date and 698,622 shares of common stock which remained available for issuance or transfer under the 2007 Plan but not subject to previously exercised, vested or paid grants as of the Effective Date. A total of 28,626,322 shares of common stock remain available for issuance under the 2014 Plan for future grants.
The 2007 Equity Compensation Plan:
On April 3, 2007, the Board of Directors adopted the 2007 Equity Compensation Plan (the 2007 Plan), and the Company’s shareholders approved the adoption of the 2007 Plan on May 23, 2007. The 2007 Plan provided for grants of stock options (incentive stock options and nonqualified stock options) and stock appreciation rights (SARs) to all employees (including employees who are also directors) of the Company or its subsidiaries, consultants who perform valuable services to the Company or its subsidiaries and members of the Board of Directors who are not employees of the Company. The Company did not grant any incentive stock options or stock appreciation rights under the 2007 Plan.
The 2007 Plan has been merged with and into the 2014 Plan as of May 21, 2014. Outstanding grants under the 2007 Plan will continue according to the terms in effect before the plan merger, but the outstanding shares with respect to those outstanding grants will be issued or transferred under the 2014 Plan. No additional grants shall be made after May 21, 2014 under the 2007 Plan.
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
As of December 31, 2014, options to acquire 3,296,050 shares were outstanding under the 1998 Plan, out of a total of 40,444,000 shares of common stock reserved for issuance under the 1998 Plan.
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

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets — December 31, 2014 and 2013
Consolidated Statements of Operations — For the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Equity — For the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows — For the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2014, 2013 and 2012
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

SEI INVESTMENTS COMPANY

Date:	February 23, 2015	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date:	February 23, 2015	By:	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Chairman of the Board, Chief Executive Officer, and
Director

Date:	February 23, 2015	By:	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date:	February 23, 2015	By:	/s/ Richard B. Lieb
Richard B. Lieb
Director

Date:	February 23, 2015	By:	/s/ William M. Doran
William M. Doran
Director

Date:	February 23, 2015	By:	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date:	February 23, 2015	By:	/s/ Sarah W. Blumenstein
Sarah W. Blumenstein
Director

Date:	February 23, 2015	By:	/s/ Carl A. Guarino
Carl A. Guarino
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

10.10	2007 Equity Compensation Plan. (Incorporated by reference to exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated April 11, 2007.)
10.11	2014 Omnibus Equity Compensation Plan. (Incorporated by reference to exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated May 21, 2014.)
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

14		Code of Ethics for Senior Financial Officers. (Incorporated by reference to exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)
21	*	Subsidiaries of the Registrant.
23.1	*	Consent of KPMG LLP.
23.2	*	Consent of KPMG LLP relating to the financial statements of LSV Asset Management.
23.3	*	Consent of PricewaterhouseCoopers LLP.
23.4	*	Consent of PricewaterhouseCoopers LLP relating to the financial statements of LSV Asset Management.
31.1	*	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.
31.2	*	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.
32	*	Section 1350 Certifications.
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

99.4
Financial Statements of LSV Asset Management dated December 31, 2013 and 2012. (Incorporated by reference to exhibit 99.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.)

99.5	*	Financial Statements of LSV Asset Management dated December 31, 2014 and 2013.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.