Form 10-Q
period 2015-03-31
SEI INVESTMENTS CO
filed 2015-04-22
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 17, 2015 was 166,140,996.

1 of 34

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$643,260	$667,446
Restricted cash	5,805	5,801
Receivables from regulated investment companies	47,006	48,393
Receivables, net of allowance for doubtful accounts of $667 and $784	200,673	194,419
Securities owned	21,192	21,175
Other current assets	25,028	18,193
Total Current Assets	942,964	955,427
Property and Equipment, net of accumulated depreciation of $246,881 and $241,295	125,855	125,535
Capitalized Software, net of accumulated amortization of $228,815 and $218,514	306,728	309,040
Investments Available for Sale	74,222	77,609
Investments in Affiliated Funds, at fair value	4,454	4,523
Investment in Unconsolidated Affiliates	51,320	54,290
Other Assets, net	16,442	16,451
Total Assets	$1,521,985	$1,542,875

Liabilities and Equity
Current Liabilities:
Accounts payable	$6,050	$10,588
Accrued liabilities	152,227	207,429
Deferred income taxes, net	1,298	1,414
Deferred revenue	3,618	1,749
Total Current Liabilities	163,193	221,180
Deferred Income Taxes	63,742	63,755
Other Long-term Liabilities	10,791	10,327
Total Liabilities	237,726	295,262
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 166,071 and 166,688 shares issued and outstanding	1,661	1,667
Capital in excess of par value	854,995	834,615
Retained earnings	445,368	420,226
Accumulated other comprehensive loss, net	(17,765)	(8,895)
Total Shareholders' Equity	1,284,259	1,247,613
Total Liabilities and Shareholders' Equity	$1,521,985	$1,542,875
The accompanying notes are an integral part of these consolidated financial statements.

2 of 34

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Asset management, administration and distribution fees	$246,768	$225,071
Information processing and software servicing fees	70,653	69,178
Transaction-based and trade execution fees	8,023	8,137
Total revenues	325,444	302,386
Expenses:
Subadvisory, distribution and other asset management costs	38,517	34,012
Software royalties and other information processing costs	7,509	8,553
Brokerage commissions	5,972	5,979
Compensation, benefits and other personnel	94,186	94,424
Stock-based compensation	3,750	2,823
Consulting, outsourcing and professional fees	35,628	34,933
Data processing and computer related	13,400	12,620
Facilities, supplies and other costs	17,059	15,852
Amortization	10,358	9,214
Depreciation	5,995	5,584
Total expenses	232,374	223,994
Income from operations	93,070	78,392
Net gain from investments	250	136
Interest and dividend income	969	777
Interest expense	(113)	(113)
Equity in earnings of unconsolidated affiliates	34,033	31,891
Gain on sale of subsidiary	2,791	5,582
Income before income taxes	131,000	116,665
Income taxes	46,389	41,845
Net income	84,611	74,820
Basic earnings per common share	$0.51	$0.44
Shares used to compute basic earnings per share	166,695	169,306
Diluted earnings per common share	$0.50	$0.43
Shares used to compute diluted earnings per share	170,703	173,828
The accompanying notes are an integral part of these consolidated financial statements.

3 of 34

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2015		2014
Net income		$84,611		$74,820
Other comprehensive loss, net of tax:
Foreign currency translation adjustments		(8,783)		(1,966)
Unrealized (loss) gain on investments:
Unrealized gains during the period, net of income taxes of $(25) and $(295)	7		538
Less: reclassification adjustment for gains realized in net income, net of income taxes of $52 and $25	(94)	(87)	(45)	493
Total other comprehensive loss, net of tax		(8,870)		(1,473)
Comprehensive income		$75,741		$73,347
The accompanying notes are an integral part of these consolidated financial statements.

4 of 34

SEI Investments Company
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$84,611	$74,820
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	(6,681)	(29,328)
Net cash provided by operating activities	77,930	45,492
Cash flows from investing activities:
Additions to restricted cash	(4)	—
Additions to property and equipment	(7,386)	(7,627)
Additions to capitalized software	(7,989)	(9,408)
Purchases of marketable securities	(4,107)	(6,645)
Prepayments and maturities of marketable securities	7,375	9,077
Receipt of contingent payment from sale of SEI AK	2,791	—
Purchases of other investments	(1,000)	—
Net cash used in investing activities	(10,320)	(14,603)
Cash flows from financing activities:
Purchase and retirement of common stock	(67,534)	(65,948)
Proceeds from issuance of common stock	19,209	35,793
Tax benefit on stock options exercised	3,268	5,409
Payment of dividends	(40,178)	(37,314)
Net cash used in financing activities	(85,235)	(62,060)
Effect of exchange rate changes on cash and cash equivalents	(6,561)	(1,550)
Net decrease in cash and cash equivalents	(24,186)	(32,721)
Cash and cash equivalents, beginning of period	667,446	578,273
Cash and cash equivalents, end of period	$643,260	$545,552
The accompanying notes are an integral part of these consolidated financial statements.

5 of 34

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of March 31, 2015, the results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three month periods ended March 31, 2015 and 2014. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
There have been no significant changes in significant accounting policies during the three months ended March 31, 2015 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Cash and Cash Equivalents
Cash and cash equivalents includes $419,278 and $435,268 at March 31, 2015 and December 31, 2014, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are considered Level 1 assets.
Restricted Cash
Restricted cash includes $5,000 at March 31, 2015 and December 31, 2014 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $500 at March 31, 2015 and December 31, 2014, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
Capitalized Software
The Company's software development costs primarily relate to the continued development of the SEI Wealth PlatformSM (the Platform). The Company capitalized $7,330 and $9,408 of software development costs for significant enhancements to the Platform during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the net book value of the Platform was $298,739. The Platform has an estimated useful life of 15 years and a weighted average remaining life of 7.3

6 of 34

years. Amortization expense for the Platform was $10,301 and $9,110 during the three months ended March 31, 2015 and 2014, respectively.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 are:

	For the Three Months Ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$84,611	166,695,000	$0.51
Dilutive effect of stock options	—	4,008,000
Diluted earnings per common share	$84,611	170,703,000	$0.50

	For the Three Months Ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$74,820	169,306,000	$0.44
Dilutive effect of stock options	—	4,522,000
Diluted earnings per common share	$74,820	173,828,000	$0.43
Employee stock options to purchase 10,051,000 and 4,389,000 shares of common stock, with an average exercise price of $30.02 and $32.40, were outstanding during the three months ended March 31, 2015 and 2014, respectively, but not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the Company’s common stock or the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period and the effect on diluted earnings per common share would have been anti-dilutive.

7 of 34

Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2015	2014
Net income	$84,611	$74,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,995	5,584
Amortization	10,358	9,214
Equity in earnings of unconsolidated affiliates	(34,033)	(31,891)
Distributions received from unconsolidated affiliate	37,003	31,505
Stock-based compensation	3,750	2,823
Provision for losses on receivables	(117)	(25)
Deferred income tax expense	(102)	4,686
Gain from sale of SEI AK	(2,791)	(5,582)
Net gain from investments	(250)	(136)
Change in other long-term liabilities	464	705
Change in other assets	100	(3,273)
Other	(1,628)	(351)
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	1,387	(3,908)
Receivables	(6,137)	(15,453)
Other current assets	(6,835)	(3,266)
Increase (decrease) in
Accounts payable	(3,902)	(7,862)
Accrued liabilities	(11,812)	(12,199)
Deferred revenue	1,869	101
Total adjustments	(6,681)	(29,328)
Net cash provided by operating activities	$77,930	$45,492
New Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. ASU 2014-09 currently becomes effective for the Company during the first quarter 2017. In April 2015, the FASB proposed a one year delay of the effective date of ASU 2014-09. The Company is currently evaluating the transition method that will be elected and the effect that the updated standard will have on its consolidated financial statements and related disclosures.
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

8 of 34

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.	Investment in Unconsolidated Affiliates
LSV Asset Management
The Company has an investment in LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored mutual funds. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
At March 31, 2015, the Company’s total investment in LSV was $50,282. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $37,003 and $31,505 in the three months ended March 31, 2015 and 2014, respectively.
The Company’s proportionate share in the earnings of LSV was $34,345 and $32,216 during the three months ended March 31, 2015 and 2014, respectively.
The following table contains the condensed financial operations of LSV for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenues	$105,895	$95,773
Net income	87,425	81,923
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
In September 2014, LSV Employee Group III made the final principal payment related to the term loan guaranteed by LSV. As of April 17, 2015, the remaining unpaid principal balance of the term loan guaranteed by the Company was $33,979. LSV Employee Group III has met all financial obligations to date regarding the scheduled repayment of the term loans since origination. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.

Note 3.    Variable Interest Entities – Investment Products
The Company or its affiliates have created numerous investment products for its clients in various types of legal entity structures. The Company serves as the Manager, Administrator and Distributor for these investment products and may also serve as the Trustee for some of the investment products. Clients are the equity investors and participate in proportion to their ownership percentage in the net income or loss and net capital gains or losses of the products, and, on liquidation, will participate in proportion to their ownership percentage in the remaining net assets of the products after satisfaction of outstanding liabilities.
An entity that lacks decision-making rights is a VIE. In some circumstances, the Manager or Trustee of the Company’s investment products controls the governing decisions about the investment activities with respect to the ongoing operations of the investment products without the equity investors possessing the right to remove the Manager or Trustee. Therefore, the

9 of 34

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

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2015	December 31, 2014
Trade receivables	$43,556	$48,394
Fees earned, not billed	153,340	139,038
Other receivables	4,444	7,771
	201,340	195,203
Less: Allowance for doubtful accounts	(667)	(784)
	$200,673	$194,419
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

10 of 34

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2015	December 31, 2014
Buildings	$150,644	$149,890
Equipment	82,860	78,266
Land	9,997	9,997
Purchased software	105,728	104,964
Furniture and fixtures	16,883	16,944
Leasehold improvements	5,974	5,675
Construction in progress	650	1,094
	372,736	366,830
Less: Accumulated depreciation	(246,881)	(241,295)
Property and Equipment, net	$125,855	$125,535
The Company recognized $5,995 and $5,584 in depreciation expense related to property and equipment for the three months ended March 31, 2015 and 2014, respectively.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2015	December 31, 2014
Accrued employee compensation	$28,916	$73,269
Accrued employee benefits and other personnel	3,286	6,482
Accrued consulting, outsourcing and professional fees	23,868	18,915
Accrued sub-advisory, distribution and other asset management fees	29,929	31,913
Accrued dividend payable	—	40,178
Accrued income taxes	38,664	3,272
Other accrued liabilities	27,564	33,400
Total accrued liabilities	$152,227	$207,429

Note 5.    Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in open-ended mutual funds that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes and investment grade commercial paper held by SIDCO, and investment funds sponsored by LSV. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2020 to 2043.
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
The pricing policies and procedures applied during the three months ended March 31, 2015 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2014. The Company had no Level 3 financial assets or liabilities at March 31, 2015 or December 31, 2014. There were no transfers of financial assets between levels within the fair value hierarchy during the three months ended March 31, 2015.

11 of 34

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At March 31, 2015
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,622	$11,622	$—
Fixed income available-for-sale securities	62,600	—	62,600
Fixed income securities owned	21,192	—	21,192
Investment funds sponsored by LSV	4,454	—	4,454
	$99,868	$11,622	$88,246

	At December 31, 2014
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,588	$11,588	$—
Fixed income available-for-sale securities	66,021	—	66,021
Fixed income securities owned	21,175	—	21,175
Investment funds sponsored by LSV	4,523	—	4,523
	$103,307	$11,588	$91,719

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At March 31, 2015
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$8,651	$217	$(224)	$8,644
Equities and other mutual funds	2,950	28	—	2,978
Debt securities	60,839	1,761	—	62,600
	$72,440	$2,006	$(224)	$74,222

	At December 31, 2014
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$8,685	$134	$(95)	$8,724
Equities and other mutual funds	2,695	169	—	2,864
Debt securities	64,333	1,688	—	66,021
	$75,713	$1,991	$(95)	$77,609
Net unrealized gains at March 31, 2015 and December 31, 2014 were $1,106 (net of income tax expense of $676) and $1,193 (net of income tax expense of $703), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $288 and gross realized losses of $142 from available-for-sale securities during the three months ended March 31, 2015. There were gross realized gains of $119 and gross realized losses of $49 from available-

12 of 34

for-sale securities during the three months ended March 31, 2014. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income, are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment related to the startup of investment funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consist of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $4,454 and $4,523 at March 31, 2015 and December 31, 2014, respectively. There were no material gross realized gains or losses from the funds during the three months ended March 31, 2015 and 2014, respectively.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,192 and $21,175 at March 31, 2015 and December 31, 2014, respectively. There were no material net gains or losses from the change in fair value of the securities during the three months ended March 31, 2015 and 2014.

Note 7.    Line of Credit
The Company has a five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 1.25 percent above LIBOR. There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings under the Credit Facility at March 31, 2015. The Company was in compliance with all covenants of the Credit Facility during the three months ended March 31, 2015.

Note 8.    Shareholders’ Equity
Stock-Based Compensation
The Company has only non-qualified stock options outstanding under the its equity compensation plans. All outstanding stock options have performance-based vesting provisions specific to each option grant that tie the vesting of the applicable stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50 percent when specified diluted earnings per share targets are achieved, and the remaining 50 percent when secondary, higher specified diluted earnings per share targets are achieved. Options do not vest due to the passage of time but solely as a result of achievement of the financial vesting targets. The amount of stock-based compensation expense is based upon management’s estimate of when the earnings per share targets may be achieved.

13 of 34

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended March 31, 2015 and 2014, respectively, as follows:

	Three Months Ended March 31,
	2015	2014
Stock-based compensation expense	$3,750	$2,823
Less: Deferred tax benefit	(1,308)	(1,011)
Stock-based compensation expense, net of tax	$2,442	$1,812
As of March 31, 2015, there was approximately $54,326 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2015 was $18,742. The total options exercisable as of March 31, 2015 had an intrinsic value of $221,902. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2015 and the weighted average exercise price of the shares. The market value of the Company’s common stock as of March 31, 2015 was $44.09 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31, 2015 was $20.52. Total options that were outstanding and exercisable as of March 31, 2015 were 19,469,000 and 9,415,000, respectively.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 1,512,000 shares at a total cost of $65,321 during the three months ended March 31, 2015. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of April 17, 2015, the Company has $37,392 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 9.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Total
Balance, January 1, 2015	$(10,088)	$1,193	$(8,895)

Other comprehensive loss before reclassifications	(8,783)	7	(8,776)
Amounts reclassified from accumulated other comprehensive income	—	(94)	(94)
Net current-period other comprehensive loss	(8,783)	(87)	(8,870)

Balance, March 31, 2015	$(18,871)	$1,106	$(17,765)

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

14 of 34

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2015 and 2014. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended March 31, 2015 and 2014.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2015
Revenues	$111,213	$74,015	$73,548	$65,367	$1,301	$325,444
Expenses	99,256	39,059	35,211	40,623	4,866	219,015
Operating profit (loss)	$11,957	$34,956	$38,337	$24,744	$(3,565)	$106,429
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Interest income	180	—	—	—	—	180
Total profit (loss)	$14,928	$34,956	$38,337	$24,744	$(3,565)	$109,400

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2014
Revenues	$105,179	$66,424	$68,657	$61,008	$1,118	$302,386
Expenses	100,190	34,577	34,095	39,184	4,249	212,295
Operating profit (loss)	$4,989	$31,847	$34,562	$21,824	$(3,131)	$90,091
Gain on sale of subsidiary	5,582	—	—	—	—	5,582
Total profit (loss)	$10,571	$31,847	$34,562	$21,824	$(3,131)	$95,673
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 is as follows:

	2015	2014
Total operating profit from segments above	$106,429	$90,091
Corporate overhead expenses	(13,359)	(11,699)
Income from operations	$93,070	$78,392

15 of 34

The following tables provide additional information for the three months ended March 31, 2015 and 2014 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2015	2014	2015	2014
Private Banks	$8,502	$8,798	$3,097	$3,732
Investment Advisors	3,318	3,589	838	491
Institutional Investors	947	1,288	303	209
Investment Managers	2,048	2,135	999	512
Investments in New Businesses	151	580	563	530
Total from business segments	$14,966	$16,390	$5,800	$5,474
Corporate overhead	409	645	195	110
	$15,375	$17,035	$5,995	$5,584

	Amortization
	2015	2014
Private Banks	$7,251	$5,952
Investment Advisors	2,400	2,197
Institutional Investors	375	341
Investment Managers	250	227
Investments in New Businesses	25	440
Total from business segments	$10,301	$9,157
Corporate overhead	57	57
	$10,358	$9,214

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at March 31, 2015 and December 31, 2014 was $14,373 and $14,018, respectively, exclusive of interest and penalties, of which $12,528 and $12,162 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2015 and December 31, 2014, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,189 and $1,066, respectively.

	March 31, 2015	December 31, 2014
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$14,373	$14,018
Interest and penalties on unrecognized benefits	1,189	1,066
Total gross uncertain tax positions	$15,562	$15,084
Amount included in Current liabilities	$4,771	$4,757
Amount included in Other long-term liabilities	10,791	10,327
	$15,562	$15,084
The Company’s effective tax rate was 35.4 percent and 35.9 percent for the three months ended March 31, 2015 and 2014, respectively. The decrease in the tax rate for the three months ended March 31, 2015 relates to the increase in the usage of foreign tax credits. The Research and Development Tax Credit had expired for both three month periods ended March 31, 2015 or 2014.

16 of 34

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
The Company estimates it will recognize $4,771 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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

17 of 34

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
On November 26, 2014, a Writ of Summons was issued to two of our subsidiaries, SEI Investments - Global Fund Services Limited (GFSL) and SEI Investments - Trustee & Custodial Services (Ireland) Limited (T&C), to appear before the Court of First Instance Antwerp, Belgium. The plaintiffs in this case allege that through their initial investments in collective investment funds domiciled in Netherlands and subsequent transfer of claim rights to a Belgium domiciled partnership, they are beneficial owners of a portfolio of life settlement policies (the Portfolio) which lapsed due to a failure to make premium payments. The plaintiffs seek to recover jointly and severally from nine defendants including GFSL and T&C, damages of approximately $84 million. GFSL and T&C’s involvement in the litigation appears to arise out of their historical provision of administration and custody services, respectively, to the Strategic Life Settlement Fund PLC , who, together with its managers, appear to be the principal defendants in this claim. While the outcome of this action is uncertain given its early phase and the lack of specific theories of liability asserted against GFSL and T&C, each of GFSL and T&C believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuit vigorously.

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
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Barings. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014, and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. The Company recognized a pre-tax gain of $5,582, or $0.02 diluted earnings per share, with respect to the one-year period ended December 31, 2013 during the three months ended March 31, 2014 and a pre-tax gain of $2,791, or $0.01 diluted earnings per share, with respect to the one-year period ended December 31, 2014 during the three months ended March 31, 2015. The Company's gains from the sale of SEI AK are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.

18 of 34

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition at March 31, 2015 and 2014, the consolidated results of operations for the three months ended March 31, 2015 and 2014 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2014.

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of March 31, 2015, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $648.1 billion in mutual fund and pooled or separately managed assets, including $258.3 billion in assets under management and $389.8 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $84.1 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 were:

	Three Months Ended March 31,		Percent Change
	2015	2014
Revenues	$325,444	$302,386	8%
Expenses	232,374	223,994	4%
Income from operations	93,070	78,392	19%
Net gain from investments	250	136	84%
Interest income, net of interest expense	856	664	29%
Equity in earnings from unconsolidated affiliates	34,033	31,891	7%
Gain on sale of subsidiary	2,791	5,582	NM
Income before income taxes	131,000	116,665	12%
Income taxes	46,389	41,845	11%
Net income	84,611	74,820	13%
Diluted earnings per common share	$0.50	$0.43	16%

The following items had a significant impact on our financial results for the three months ended March 31, 2015 and 2014:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients and market appreciation. Our average assets under management, excluding LSV, increased $14.9 billion, or nine percent, to $172.5 billion in the first three months of 2015 as compared to $157.6 billion during the first three months of 2014. Our average assets under administration increased $48.7 billion, or 14 percent, to $384.7 billion in the first three months of 2015 as compared to $336.0 billion during the first three months of 2014.

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

•
Revenue growth was also driven by increased Information processing and software servicing fees in our Private Banks segment. The increase was primarily attributable to higher fees from the growth in assets processed on the SEI Wealth Platform and increased non-recurring professional services fees from a single project.

•
Our proportionate share in the earnings of LSV was $34.3 million in the first three months of 2015 as compared to $32.2 million in the first three months of 2014, an increase of seven percent. The increase in earnings was primarily driven by the increase in assets under management from LSV's existing clients due to market appreciation and an increase in performance fees earned by LSV.

19 of 34

•
The direct costs associated with our investment management programs increased in our Private Banks, Investment Advisors and Institutional Investors segments. These costs primarily relate to fees charged by investment advisory firms and are included in Sub-advisory, distribution and other asset management costs on the accompanying Consolidated Statements of Operations.

•
We capitalized $7.3 million in the first three months of 2015 for the SEI Wealth Platform as compared to $9.4 million in the first three months of 2014. Amortization expense related to the Platform increased to $10.3 million during the first three months of 2015 as compared to $9.1 million during the first three months of 2014 due to continued enhancements to the Platform.

•
As we continue through the development of the Platform, our expenses related to maintenance and enhancements have increased. A higher portion of these costs are not capitalized. These increased costs primarily impacted the Private Banks and Investment Advisors business segments.

•
We recorded pre-tax gains of $2.8 million, or $.01 diluted earnings per share, and $5.6 million, or $.02 diluted earnings per share, from the sale of SEI Asset Korea (SEI AK) in the first three months of 2015 and 2014, respectively. The gains from the sale are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).

•
Our effective tax rate was 35.4 percent during the first quarter 2015 as compared to 35.9 percent during the first quarter 2014. The decrease in the tax rate for the three months ended March 31, 2015 relates to the increase in the usage of the foreign tax credit.

•	We continued our stock repurchase program during 2015 and purchased 1.5 million shares at an average price of approximately $43.21 per share in the three month period.

20 of 34

Ending Asset Balances
(In millions)
This table presents ending assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	As of March 31,		Percent Change
	2015	2014
Private Banks:
Equity and fixed income programs	$19,296	$16,918	14%
Collective trust fund programs	9	14	NM
Liquidity funds	5,551	5,670	(2)%
Total assets under management	$24,856	$22,602	10%
Client proprietary assets under administration	17,643	15,641	13%
Total assets	$42,499	$38,243	11%
Investment Advisors:
Equity and fixed income programs	45,800	39,981	15%
Collective trust fund programs	8	13	NM
Liquidity funds	3,047	2,802	9%
Total assets under management	$48,855	$42,796	14%
Institutional Investors:
Equity and fixed income programs	74,178	69,194	7%
Collective trust fund programs	94	102	NM
Liquidity funds	3,246	2,505	30%
Total assets under management	$77,518	$71,801	8%
Investment Managers:
Equity and fixed income programs	25	68	NM
Collective trust fund programs	20,965	22,633	(7)%
Liquidity funds	1,091	782	40%
Total assets under management	$22,081	$23,483	(6)%
Client proprietary assets under administration	372,116	326,735	14%
Total assets	$394,197	$350,218	13%
Investments in New Businesses:
Equity and fixed income programs	756	632	20%
Liquidity funds	106	49	116%
Total assets under management	$862	$681	27%
LSV:
Equity and fixed income programs	$84,123	$77,973	8%
Total:
Equity and fixed income programs	224,178	204,766	9%
Collective trust fund programs	21,076	22,762	(7)%
Liquidity funds	13,041	11,808	10%
Total assets under management	$258,295	$239,336	8%
Client proprietary assets under administration	389,759	342,376	14%
Total assets under management and administration	$648,054	$581,712	11%

21 of 34

Average Asset Balances
(In millions)
This table presents average asset balances of our clients, or of clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	Three Months Ended March 31,		Percent Change
	2015	2014

Equity and fixed income programs	$18,869	$16,114	17%
Collective trust fund programs	8	14	NM
Liquidity funds	5,755	5,757	—%
Total assets under management	$24,632	$21,885	13%
Client proprietary assets under administration	17,504	15,366	14%
Total assets	$42,136	$37,251	13%
Investment Advisors:
Equity and fixed income programs	44,809	39,005	15%
Collective trust fund programs	9	13	NM
Liquidity funds	3,072	2,806	9%
Total assets under management	$47,890	$41,824	15%
Institutional Investors:
Equity and fixed income programs	73,760	67,697	9%
Collective trust fund programs	95	103	NM
Liquidity funds	3,021	2,571	18%
Total assets under management	$76,876	$70,371	9%
Investment Managers:
Equity and fixed income programs	27	68	NM
Collective trust fund programs	21,108	22,004	(4)%
Liquidity funds	1,066	738	44%
Total assets under management	$22,201	$22,810	(3)%
Client proprietary assets under administration	367,206	320,644	15%
Total assets	$389,407	$343,454	13%
Investments in New Businesses:
Equity and fixed income programs	755	623	21%
Liquidity funds	101	46	120%
Total assets under management	$856	$669	28%
LSV:
Equity and fixed income programs	$83,439	$76,306	9%
Total:
Equity and fixed income programs	221,659	199,813	11%
Collective trust fund programs	21,220	22,134	(4)%
Liquidity funds	13,015	11,918	9%
Total assets under management	$255,894	$233,865	9%
Client proprietary assets under administration	384,710	336,010	14%
Total assets under management and administration	$640,604	$569,875	12%

22 of 34

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were as follows:

	Three Months Ended March 31,		Percent Change
	2015	2014
Private Banks:
Revenues	$111,213	$105,179	6%
Expenses	99,256	100,190	(1)%
Operating Profit	$11,957	$4,989	140%
Gain on sale of subsidiary	2,791	5,582	NM
Interest income	180	—	NM
Total Profit	$14,928	$10,571	NM
Operating Margin (A)	11%	5%
Investment Advisors:
Revenues	$74,015	$66,424	11%
Expenses	39,059	34,577	13%
Operating Profit	$34,956	$31,847	10%
Operating Margin	47%	48%
Institutional Investors:
Revenues	$73,548	$68,657	7%
Expenses	35,211	34,095	3%
Operating Profit	$38,337	$34,562	11%
Operating Margin	52%	50%
Investment Managers:
Revenues	$65,367	$61,008	7%
Expenses	40,623	39,184	4%
Operating Profit	$24,744	$21,824	13%
Operating Margin	38%	36%
Investments in New Businesses:
Revenues	$1,301	$1,118	16%
Expenses	4,866	4,249	15%
Operating Loss	$(3,565)	$(3,131)	NM
(A) Percentages determined exclusive of gain from sale of subsidiary and interest income.
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

23 of 34

Private Banks

	Three Months Ended March 31,		Percent Change
	2015	2014
Revenues:
Information processing and software servicing fees	$70,218	$68,531	2%
Asset management, administration & distribution fees	33,839	29,993	13%
Transaction-based and trade execution fees	7,156	6,655	8%
Total revenues	$111,213	$105,179	6%
Revenues increased $6.0 million, or six percent, in the three month period ended March 31, 2015 and were primarily affected by:

•	Increased investment management fees from existing international clients due to higher average assets under management from improved capital markets and increased net cash flows;

•	Increased non-recurring professional services fees from a single project related to investment processing services; and

•	Increased recurring investment processing fees from the growth in existing client assets processed on the SEI Wealth Platform; partially offset by

•	Lower recurring investment processing fees earned on our mutual fund trading solution due to price reductions, and

•	The negative impact from foreign currency exchange rate fluctuations.
Operating margin increased to 11 percent compared to five percent in the same period a year ago. Operating income increased by $7.0 million compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; and

•	Decreased personnel costs, mainly salary, incentive and sales compensation, for servicing investment processing clients; partially offset by

•	Increased direct expenses associated with increased investment management fees from existing international clients;

•	Increased non-capitalized costs, mainly personnel costs, related to maintenance and enhancements to the SEI Wealth Platform; and

•	Increased amortization expense related to the SEI Wealth Platform.
Investment Advisors

	Three Months Ended March 31,		Percent Change
	2015	2014
Revenues:
Investment management fees-SEI fund programs	$57,847	$52,461	10%
Separately managed account fees	12,742	10,268	24%
Other fees	3,426	3,695	(7)%
Total revenues (a)	$74,015	$66,424	11%
(a) All amounts are reflected in Asset management, administration and distribution fees except for $212 and $558 in 2015 and 2014, respectively, which are reflected in Transaction-based and trade execution fees.
Revenues increased $7.6 million, or 11 percent, in the three month period ended March 31, 2015 and were primarily affected by:

•
Increased investment management fees and separately managed account program fees from existing clients due to higher average assets under management caused by market appreciation and an increase in net cash flows from new and existing advisors; partially offset by

•	An decrease in the average basis points earned on assets due to client-directed shifts into lower fee investment products.

24 of 34

Operating margin decreased to 47 percent compared to 48 percent in the same period a year ago. Operating income increased by $3.1 million, or 10 percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with increased investment management programs;

•	Increased personnel costs, mainly salary, for servicing new advisors,

•	Increased non-capitalized costs, mainly personnel costs, related to maintenance and enhancements to the SEI Wealth Platform; and

•	Increased amortization expense related to the SEI Wealth Platform.

Institutional Investors
Revenues increased $4.9 million, or seven percent, in the three month period ended March 31, 2015 and were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by improved capital markets as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by the negative impact from foreign currency exchange rate fluctuations and client losses.
Operating margins increased to 52 percent compared to 50 percent in the same period a year ago. Operating income increased $3.8 million, or 11 percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with higher investment management fees.
Investment Managers
Revenues increased $4.4 million, or seven percent, in the three month period ended March 31, 2015 and were primarily affected by:

•	Net positive cash flows from existing clients due to new funding along with higher valuations from improved capital markets; and

•	Positive cash flows from new clients; partially offset by client losses.
Operating margin increased to 38 percent compared to 36 percent in the same period a year ago. Operating income increased $2.9 million, or 13 percent, compared to the prior year corresponding period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $13.4 million and $11.7 million in the three months ended March 31, 2015 and 2014, respectively. The increase in corporate overhead expenses was primarily due to foreign currency exchange rate fluctuations impacting the transactions and balances of non-U.S. dollar denominated accounts of our U.S.-based subsidiaries.

25 of 34

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,
	2015	2014
Net gain from investments	$250	$136
Interest and dividend income	969	777
Interest expense	(113)	(113)
Equity in earnings of unconsolidated affiliates	34,033	31,891
Gain on sale of subsidiary	2,791	5,582
Total other income and expense items, net	$37,930	$38,273
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes our less than 50 percent ownership in LSV. At March 31, 2015, our interest in LSV was approximately 39.3 percent. Our proportionate share in the earnings of LSV was $34.3 million in first quarter 2015 as compared to $32.2 million in first quarter 2014, an increase of seven percent. The increase in earnings was primarily due to increased assets under management from LSV's existing clients due to improved capital markets and an increase in performance fees. LSV’s average assets under management increased $7.1 billion to $83.4 billion during the three months ended March 31, 2015 as compared to $76.3 billion during the three months ended March 31, 2014, an increase of nine percent.
Gain on sale of subsidiary
We recorded gains of $2.8 million and $5.6 million during the three months ended March 31, 2015 and 2014, respectively, from the the sale of our ownership interests in SEI AK. These gains are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).
Income Taxes
Our effective tax rate was 35.4 percent and 35.9 percent for the three months ended March 31, 2015 and 2014, respectively. The decrease in our tax rate for the three months ended March 31, 2015 relates to the increase in the usage of foreign tax credits. The Research and Development Tax Credit had expired for both three month periods ended March 31, 2015 and 2014. If the Research and Development Tax Credit is reinstated for 2015, the tax credit will lower our tax rate in the period of enactment.
Fair Value Measurements
The fair value of our financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of our financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. We did not have any financial liabilities at March 31, 2015 or December 31, 2014 (See Note 5 to the Notes to Consolidated Financial Statements).
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
SEI and some of our regulated subsidiaries have undergone or been scheduled to undergo a range of periodic or thematic reviews, examinations or investigations by numerous regulatory authorities around the world, including the Office of the Comptroller of the Currency, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the Financial Conduct Authority of the United Kingdom (FCA), the Central Bank of Ireland and others. These regulatory activities typically result in the identification of matters or practices to be addressed by us or our subsidiaries and, in certain circumstances, the regulatory authorities could require remediation activities or pursue enforcement proceedings against us or our subsidiaries. As described under the caption “Regulatory Considerations” in our Annual Report on Form 10-K, the range of

26 of 34

possible sanctions that are available to regulatory authorities include limitations on our ability to engage in business for specified periods of time, the revocation of registration, censures and fines. The direct and indirect costs of responding to these regulatory activities and of complying with new or modified regulations, as well as the potential financial costs and potential reputational impact against us of any enforcement proceedings that might result, is uncertain but could have a material adverse impact on our operating results or financial position.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$77,930	$45,492
Net cash used in investing activities	(10,320)	(14,603)
Net cash used in financing activities	(85,235)	(62,060)
Effect of exchange rate changes on cash and cash equivalents	(6,561)	(1,550)
Net (decrease) increase in cash and cash equivalents	(24,186)	(32,721)
Cash and cash equivalents, beginning of period	667,446	578,273
Cash and cash equivalents, end of period	$643,260	$545,552
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At March 31, 2015, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of April 17, 2015, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $428.1 million.
Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited.
Cash and cash equivalents of our foreign subsidiaries are subject to changes in currency exchange rates. The majority of our exposure to adverse movements in foreign currency rates is through our subsidiaries located in Canada, the United Kingdom and Ireland. Also, some of our foreign subsidiaries may have excess cash reserves which are considered to be undistributed earnings and indefinitely reinvested. Upon distribution of these earnings, in the form of dividends or otherwise, we would be immediately subject to both U.S. and foreign withholding taxes which would reduce the amount we would ultimately realize. We do not include accounts of our foreign subsidiaries in our calculation of free and immediately accessible cash for other general corporate purposes.
Cash flows from operations increased $32.4 million in the first three months of 2015 compared to the first three months of 2014. Our cash flows from operations increased primarily due to the increase in our net income, the net change in our working capital accounts and an increase in the distribution payment received from LSV.

27 of 34

Cash flows from investing activities increased $4.3 million in the first three months of 2015 compared to the first three months of 2014. Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first three months of 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Purchases	$(4,107)	$(6,645)
Sales and maturities	7,375	9,077
Net investing activities from marketable securities	3,268	2,432

•
The capitalization of costs incurred in developing computer software. We capitalized $8.0 million of software development costs in the first three months of 2015 as compared to $9.4 million in the first three months of 2014. Amounts capitalized primarily include costs for significant enhancements for the expanded functionality of the SEI Wealth Platform.

•
Capital expenditures. Our capital expenditures in the first three months of 2015 were $7.4 million as compared to $7.6 million in the first three months of 2014. Our expenditures in 2015 primarily include purchased software and equipment for our data center operations. We intend to relocate our London operations to a new facility during 2015. The total cost of the improvements to this facility is estimated to be at least $13.2 million, of which $1.7 million has been expended. The relocation is expected to be completed during the fourth quarter of 2015. Our expenditures in 2014 also include approximately $1.7 million for the expansion of our corporate headquarters which was completed in the third quarter.

Cash flows from financing activities decreased $23.2 million in the first three months of 2015 compared to the first three months of 2014. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We purchased 1.5 million shares at a total cost of $67.5 million during the first three months of 2015 and 2.0 million shares at a total cost of $65.9 million during the first three months of 2014 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $19.2 million in proceeds from the issuance of our common stock during the first three months of 2015 as compared to $35.8 million during the first three months of 2014. The decrease in proceeds is primarily attributable to a lower level of stock option exercise activity.

•	Dividend payments. Cash dividends paid were $40.2 million in the first three months of 2015 as compared to $37.3 million in the first three months of 2014.
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
Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K in Part I, Item 1A. These risks include the following:

•	changes in capital markets that may affect our revenues and earnings;

28 of 34

•	risk of failure by a third-party service provider;

•	product development risk;

•	poor investment performance of our mutual funds and other investment products;

•	the affect on our earnings and cashflows from the performance of LSV Asset Management;

•	the affect of extensive governmental regulation;

•	litigation and regulatory examinations and investigations;

•	consolidation within our target markets, including consolidations between banks and other financial institutions;
•systems and technology risks;

•	data and cyber security risks;

•	third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;

•	operational risks associated with the processing of investment transactions;

•	financial and non-financial covenants which may restrict our ability to manage liquidity needs;

•	changes in, or interpretation of, accounting principles or tax rules and regulations;

•	fluctuations in foreign currency exchange rates;

•	fluctuations in interest rates affecting the value of our fixed-income investment securities; and

•	retention of executive officers and senior management personnel.
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

29 of 34

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A "Risk Factors" and under the caption "Sensitivity of our revenues and earnings to capital market fluctuations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to this information as it is disclosed in our Annual Report on Form 10-K for 2014.

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

30 of 34

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

31 of 34

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
On November 26, 2014, a Writ of Summons was issued to two of our subsidiaries, SEI Investments - Global Fund Services Limited (GFSL) and SEI Investments - Trustee & Custodial Services (Ireland) Limited (T&C), to appear before the Court of First Instance Antwerp, Belgium. The plaintiffs in this case allege that through their initial investments in collective investment funds domiciled in Netherlands and subsequent transfer of claim rights to a Belgium domiciled partnership, they are beneficial owners of a portfolio of life settlement policies (the Portfolio) which lapsed due to a failure to make premium payments. The plaintiffs seek to recover jointly and severally from nine defendants including GFSL and T&C, damages of approximately $84 million. GFSL and T&C’s involvement in the litigation appears to arise out of their historical provision of administration and custody services, respectively, to the Strategic Life Settlement Fund PLC , who, together with its managers, appear to be the principal defendants in this claim. While the outcome of this action is uncertain given its early phase and the lack of specific theories of liability asserted against GFSL and T&C, each of GFSL and T&C believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuit vigorously.

Item 1A.     Risk Factors.
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $2.578 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended March 31, 2015 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – 31, 2015	—	$—	—	$102,713,063
February 1 – 28, 2015	475,000	43.15	475,000	82,219,011
March 1 – 31, 2015	1,037,000	43.24	1,037,000	37,391,667
Total	1,512,000	43.21	1,512,000

32 of 34

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated April 22, 2015 of SEI Investments Company related to the Company's financial and operating results for the first quarter ended March 31, 2015.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

33 of 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	April 22, 2015	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

34 of 34