Form 10-Q
period 2015-06-30
SEI INVESTMENTS CO
filed 2015-07-22
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 17, 2015 was 165,888,537.

1 of 36

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$624,841	$667,446
Restricted cash	6,635	5,801
Receivables from regulated investment companies	46,920	48,393
Receivables, net of allowance for doubtful accounts of $656 and $784	218,141	194,419
Securities owned	21,204	21,175
Other current assets	22,846	18,193
Total Current Assets	940,587	955,427
Property and Equipment, net of accumulated depreciation of $253,039 and $241,295	128,697	125,535
Capitalized Software, net of accumulated amortization of $239,369 and $218,514	304,254	309,040
Investments Available for Sale	79,898	77,609
Investments in Affiliated Funds, at fair value	4,525	4,523
Investment in Unconsolidated Affiliates	50,765	54,290
Other Assets, net	17,106	16,451
Total Assets	$1,525,832	$1,542,875

Liabilities and Equity
Current Liabilities:
Accounts payable	$6,139	$10,588
Accrued liabilities	131,746	207,429
Deferred income taxes, net	1,037	1,414
Deferred revenue	5,387	1,749
Total Current Liabilities	144,309	221,180
Deferred Income Taxes	64,300	63,755
Other Long-term Liabilities	11,241	10,327
Total Liabilities	219,850	295,262
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 165,860 and 166,688 shares issued and outstanding	1,659	1,667
Capital in excess of par value	882,355	834,615
Retained earnings	435,660	420,226
Accumulated other comprehensive loss, net	(13,692)	(8,895)
Total Shareholders' Equity	1,305,982	1,247,613
Total Liabilities and Shareholders' Equity	$1,525,832	$1,542,875
The accompanying notes are an integral part of these consolidated financial statements.

2 of 36

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Asset management, administration and distribution fees	$256,748	$236,191	$503,516	$461,262
Information processing and software servicing fees	73,699	75,828	144,352	145,006
Transaction-based and trade execution fees	7,298	6,796	15,321	14,933
Total revenues	337,745	318,815	663,189	621,201
Expenses:
Subadvisory, distribution and other asset management costs	40,872	37,244	79,389	71,256
Software royalties and other information processing costs	8,057	8,417	15,566	16,970
Brokerage commissions	5,431	5,119	11,403	11,098
Compensation, benefits and other personnel	98,999	92,470	193,185	186,894
Stock-based compensation	3,859	2,872	7,609	5,695
Consulting, outsourcing and professional fees	36,969	33,404	72,597	68,337
Data processing and computer related	14,527	13,378	27,927	25,998
Facilities, supplies and other costs	16,659	17,366	33,718	33,218
Amortization	10,611	9,584	20,969	18,798
Depreciation	5,843	5,331	11,838	10,915
Total expenses	241,827	225,185	474,201	449,179
Income from operations	95,918	93,630	188,988	172,022
Net (loss) gain from investments	(38)	391	212	527
Interest and dividend income	755	721	1,724	1,498
Interest expense	(114)	(114)	(227)	(227)
Equity in earnings of unconsolidated affiliates	37,289	34,226	71,322	66,117
Gain on sale of subsidiary	—	—	2,791	5,582
Income before income taxes	133,810	128,854	264,810	245,519
Income taxes	47,570	46,041	93,959	87,886
Net income	86,240	82,813	170,851	157,633
Basic earnings per common share	$0.52	$0.49	$1.03	$0.93
Shares used to compute basic earnings per share	166,152	168,606	166,423	168,956
Diluted earnings per common share	$0.51	$0.48	$1.00	$0.91
Shares used to compute diluted earnings per share	169,973	172,304	170,338	173,066
Dividends declared per common share	$0.24	$0.22	$0.24	$0.22
The accompanying notes are an integral part of these consolidated financial statements.

3 of 36

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Net income		$86,240		$82,813		$170,851		$157,633
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments		4,530		3,378		(4,253)		1,412
Unrealized (loss) gain on investments:
Unrealized (losses) gains during the period, net of income taxes of $326, $(461), $301 and $(756)	(527)		453		(520)		991
Less: reclassification adjustment for losses (gains) realized in net income, net of income taxes of $(39), $13, $13 and $38	70	(457)	(24)	429	(24)	(544)	(69)	922
Total other comprehensive income (loss), net of tax		4,073		3,807		(4,797)		2,334
Comprehensive income		$90,313		$86,620		$166,054		$159,967
The accompanying notes are an integral part of these consolidated financial statements.

4 of 36

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$170,851	$157,633
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	(14,067)	(15,846)
Net cash provided by operating activities	156,784	141,787
Cash flows from investing activities:
Additions to restricted cash	(834)	—
Additions to property and equipment	(15,727)	(18,632)
Additions to capitalized software	(16,069)	(18,262)
Purchases of marketable securities	(26,854)	(34,675)
Prepayments and maturities of marketable securities	16,772	16,203
Sales of marketable securities	6,862	18,048
Receipt of contingent payment from sale of SEI AK	2,791	5,582
Purchases of other investments	(1,000)	(2,000)
Net cash used in investing activities	(34,059)	(33,736)
Cash flows from financing activities:
Purchase and retirement of common stock	(133,429)	(140,294)
Proceeds from issuance of common stock	42,661	51,571
Tax benefit on stock options exercised	8,233	7,617
Payment of dividends	(80,030)	(74,256)
Net cash used in financing activities	(162,565)	(155,362)
Effect of exchange rate changes on cash and cash equivalents	(2,765)	1,205
Net decrease in cash and cash equivalents	(42,605)	(46,106)
Cash and cash equivalents, beginning of period	667,446	578,273
Cash and cash equivalents, end of period	$624,841	$532,167
The accompanying notes are an integral part of these consolidated financial statements.

5 of 36

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six month periods ended June 30, 2015 and 2014. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
There have been no significant changes in significant accounting policies during the six months ended June 30, 2015 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Cash and Cash Equivalents
Cash and cash equivalents includes $382,885 and $435,268 at June 30, 2015 and December 31, 2014, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are considered Level 1 assets.
Restricted Cash
Restricted cash includes $5,000 at June 30, 2015 and December 31, 2014 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $500 at June 30, 2015 and December 31, 2014, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
Capitalized Software
The Company capitalized $16,069 and $18,262 of software development costs during the six months ended June 30, 2015 and 2014, respectively. The Company's software development costs primarily relate to the continued development of the SEI Wealth PlatformSM (the Platform). The Company capitalized $13,649 and $18,262 of software development costs for significant enhancements to the Platform during the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the net book value of the Platform was $301,834. The Platform has an estimated useful life of 15 years and a weighted

6 of 36

average remaining life of 7.0 years. Amortization expense for the Platform was $20,855 and $18,589 during the six months ended June 30, 2015 and 2014, respectively. The remaining amount of the Company's software development costs capitalized during the six months ended June 30, 2015 is related to a project within the Investment Managers segment.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended June 30, 2015 and 2014 are:

	For the Three Months Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$86,240	166,152,000	$0.52
Dilutive effect of stock options	—	3,821,000
Diluted earnings per common share	$86,240	169,973,000	$0.51

	For the Three Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$82,813	168,606,000	$0.49
Dilutive effect of stock options	—	3,698,000
Diluted earnings per common share	$82,813	172,304,000	$0.48
Employee stock options to purchase 10,007,000 and 5,397,000 shares of common stock, with an average exercise price of $30.02 and $32.40, were outstanding during the three months ended June 30, 2015 and 2014, respectively, but not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the Company’s common stock or the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period and the effect on diluted earnings per common share would have been anti-dilutive.
The calculations of basic and diluted earnings per share for the six months ended June 30, 2015 and 2014 are:

	For the Six Months Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$170,851	166,423,000	$1.03
Dilutive effect of stock options	—	3,915,000
Diluted earnings per common share	$170,851	170,338,000	$1.00

	For the Six Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$157,633	168,956,000	$0.93
Dilutive effect of stock options	—	4,110,000
Diluted earnings per common share	$157,633	173,066,000	$0.91
Employee stock options to purchase 10,029,000 and 5,397,000 shares of common stock, with an average exercise price of $30.02 and $32.40, were outstanding during the six months ended June 30, 2015 and 2014, respectively, but not included in the computation of diluted earnings per common share because the option’s exercise price was greater than the average market price of the Company’s common stock or the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period and the effect on diluted earnings per common share would have been anti-dilutive.

7 of 36

Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2015	2014
Net income	$170,851	$157,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,838	10,915
Amortization	20,969	18,798
Equity in earnings of unconsolidated affiliates	(71,322)	(66,117)
Distributions received from unconsolidated affiliate	74,847	69,470
Stock-based compensation	7,609	5,695
Provision for losses on receivables	(128)	227
Deferred income tax expense	482	5,270
Gain from sale of SEI AK	(2,791)	(5,582)
Net gain from investments	(212)	(527)
Change in other long-term liabilities	914	1,113
Change in other assets	(643)	(2,564)
Other	(1,269)	238
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	1,473	(4,680)
Receivables	(21,502)	(21,245)
Other current assets	(6,745)	(5,392)
Increase (decrease) in
Accounts payable	(3,813)	(7,765)
Accrued liabilities	(27,412)	(13,061)
Deferred revenue	3,638	(639)
Total adjustments	(14,067)	(15,846)
Net cash provided by operating activities	$156,784	$141,787
New Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (FASB) issued new guidance that eliminates the current requirement to categorize within the fair value hierarchy investments with fair values measured at NAV using the practical expedient in Accounting Standards Codification 820, Fair Value Measurement (ASC 820). The new guidance will require entities to disclose the fair values of such investments as a reconciling item between the amounts reported on the balance sheets and the amounts reported in the fair value hierarchy table. Entities will be required to continue to disclose information describing the nature and risks of the investments measured using the NAV practical expedient. The new disclosures are required for the Company beginning on January 1, 2016. Early adoption is permitted. The new guidance only impacts footnote disclosures and will have no impact on the Company's financial statements.
On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard permits the use of either the retrospective or cumulative effect transition method. ASU 2014-09 currently becomes effective for the Company during the first quarter 2018. The Company is currently evaluating the transition method that will be elected and the effect that the updated standard will have on its consolidated financial statements and related disclosures.

8 of 36

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
At June 30, 2015, the Company’s total investment in LSV was $50,765. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $74,847 and $69,470 in the six months ended June 30, 2015 and 2014, respectively.
The Company’s proportionate share in the earnings of LSV was $38,327 and $34,500 during the three months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, the Company's proportionate share in the earnings of LSV was $72,672 and $66,716, respectively.
The following table contains the condensed financial operations of LSV for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$117,543	$105,948	$223,438	$201,721
Net income	97,757	87,820	185,182	169,743
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
In September 2014, LSV Employee Group III made the final principal payment related to the term loan guaranteed by LSV. As of July 17, 2015, the remaining unpaid principal balance of the term loan guaranteed by the Company was $29,179. LSV Employee Group III has met all financial obligations to date regarding the scheduled repayment of the term loans since origination. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.
Investment in Gao Fu Limited
The Company had an investment in Gao Fu Limited (Gao Fu), a wealth services firm based in Shanghai in the Republic of China. During the three months ended June 30, 2015, the Company wrote off the remaining carrying value of its investment and, as of June 30, 2015, the Company's investment no longer has any book value.

9 of 36

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

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2015	December 31, 2014
Trade receivables	$55,888	$48,394
Fees earned, not billed	153,046	139,038
Other receivables	9,863	7,771
	218,797	195,203
Less: Allowance for doubtful accounts	(656)	(784)
	$218,141	$194,419
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

10 of 36

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2015	December 31, 2014
Buildings	$150,725	$149,890
Equipment	86,071	78,266
Land	9,997	9,997
Purchased software	108,102	104,964
Furniture and fixtures	16,991	16,944
Leasehold improvements	8,899	5,675
Construction in progress	951	1,094
	381,736	366,830
Less: Accumulated depreciation	(253,039)	(241,295)
Property and Equipment, net	$128,697	$125,535
The Company recognized $11,838 and $10,915 in depreciation expense related to property and equipment for the six months ended June 30, 2015 and 2014, respectively.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2015	December 31, 2014
Accrued employee compensation	$42,573	$73,269
Accrued employee benefits and other personnel	3,727	6,482
Accrued consulting, outsourcing and professional fees	23,264	18,915
Accrued sub-advisory, distribution and other asset management fees	32,165	31,913
Accrued brokerage fees	7,113	5,838
Accrued dividend payable	—	40,178
Accrued income taxes	3,835	3,272
Other accrued liabilities	19,069	27,562
Total accrued liabilities	$131,746	$207,429

Note 5.    Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in open-ended mutual funds that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes and investment grade commercial paper held by SIDCO, and investment funds sponsored by LSV. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2020 to 2041.
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
The pricing policies and procedures applied during the six months ended June 30, 2015 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2014. The Company had no Level 3 financial assets or liabilities at June 30, 2015 or December 31, 2014. There were no transfers of financial assets between levels within the fair value hierarchy during the six months ended June 30, 2015.

11 of 36

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At June 30, 2015
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,937	$11,937	$—
Fixed income available-for-sale securities	67,961	—	67,961
Fixed income securities owned	21,204	—	21,204
Investment funds sponsored by LSV	4,525	—	4,525
	$105,627	$11,937	$93,690

	At December 31, 2014
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,588	$11,588	$—
Fixed income available-for-sale securities	66,021	—	66,021
Fixed income securities owned	21,175	—	21,175
Investment funds sponsored by LSV	4,523	—	4,523
	$103,307	$11,588	$91,719

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At June 30, 2015
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$8,812	$193	$(92)	$8,913
Equities and other mutual funds	3,017	7	—	3,024
Debt securities	67,031	930	—	67,961
	$78,860	$1,130	$(92)	$79,898

	At December 31, 2014
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$8,685	$134	$(95)	$8,724
Equities and other mutual funds	2,695	169	—	2,864
Debt securities	64,333	1,688	—	66,021
	$75,713	$1,991	$(95)	$77,609
Net unrealized gains at June 30, 2015 and December 31, 2014 were $649 (net of income tax expense of $389) and $1,193 (net of income tax expense of $703), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $357 and gross realized losses of $320 from available-for-sale securities during the six months ended June 30, 2015. There were gross realized gains of $230 and gross realized losses of $123 from available-for-sale

12 of 36

securities during the six months ended June 30, 2014. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income, are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment related to the startup of investment funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consist of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $4,525 and $4,523 at June 30, 2015 and December 31, 2014, respectively. There were gross realized gains of $356 and $421 from the funds during the three and six months ended June 30, 2014, respectively. There were no material gross realized gains or losses from the funds during the three and six months ended June 30, 2015.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,204 and $21,175 at June 30, 2015 and December 31, 2014, respectively. There were no material net gains or losses from the change in fair value of the securities during the three and six months ended June 30, 2015 and 2014.

Note 7.    Line of Credit
The Company has a five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 1.25 percent above LIBOR. There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings under the Credit Facility at June 30, 2015. The Company was in compliance with all covenants of the Credit Facility during the six months ended June 30, 2015.

Note 8.    Shareholders’ Equity
Stock-Based Compensation
The Company has only non-qualified stock options outstanding under its equity compensation plans. All outstanding stock options have performance-based vesting provisions specific to each option grant that tie the vesting of the applicable stock options to the Company’s financial performance. The Company’s stock options vest at a rate of 50 percent when specified diluted earnings per share targets are achieved, and the remaining 50 percent when secondary, higher specified diluted earnings per share targets are achieved. Options do not vest due to the passage of time but solely as a result of achievement of the financial vesting targets. The amount of stock-based compensation expense is based upon management’s estimate of when the earnings per share targets may be achieved.

13 of 36

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and six months ended June 30, 2015 and 2014, respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense	$3,859	$2,872	$7,609	$5,695
Less: Deferred tax benefit	(1,352)	(939)	(2,659)	(1,950)
Stock-based compensation expense, net of tax	$2,507	$1,933	$4,950	$3,745
As of June 30, 2015, there was approximately $40,187 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2015 was $45,141. The total options exercisable as of June 30, 2015 had an intrinsic value of $240,069. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 30, 2015 and the weighted average exercise price of the shares. The market value of the Company’s common stock as of June 30, 2015 was $49.03 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of June 30, 2015 was $20.35. Total options that were outstanding and exercisable as of June 30, 2015 were 18,378,000 and 8,371,000, respectively.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 2,782,000 shares at a total cost of $126,335 during the six months ended June 30, 2015. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of July 17, 2015, the Company has $176,378 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 27, 2015, the Board of Directors declared a cash dividend of $0.24 per share on the Company's common stock, which was paid on June 24, 2015, to shareholders of record on June 16, 2015. Cash dividends declared during the six months ended June 30, 2015 and 2014 were $39,852 and $36,942, respectively.

Note 9.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Total
Balance, January 1, 2015	$(10,088)	$1,193	$(8,895)

Other comprehensive loss before reclassifications	(4,253)	(520)	(4,773)
Amounts reclassified from accumulated other comprehensive income	—	(24)	(24)
Net current-period other comprehensive loss	(4,253)	(544)	(4,797)

Balance, June 30, 2015	$(14,341)	$649	$(13,692)

14 of 36

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2015 and 2014. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The following tables highlight certain unaudited financial information about each of the Company’s business segments for the three months ended June 30, 2015 and 2014.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2015
Revenues	$115,333	$77,753	$75,980	$67,280	$1,399	$337,745
Expenses	104,727	40,857	36,528	42,141	4,803	229,056
Operating profit (loss)	$10,606	$36,896	$39,452	$25,139	$(3,404)	$108,689

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2014
Revenues	$114,182	$70,046	$70,994	$62,451	$1,142	$318,815
Expenses	98,957	35,679	35,025	39,449	4,451	213,561
Operating profit (loss)	$15,225	$34,367	$35,969	$23,002	$(3,309)	$105,254
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014 is as follows:

	2015	2014
Total operating profit from segments	$108,689	$105,254
Corporate overhead expenses	(12,771)	(11,624)
Income from operations	$95,918	$93,630

15 of 36

The following tables provide additional information for the three months ended June 30, 2015 and 2014 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2015	2014	2015	2014
Private Banks	$10,108	$9,510	$2,976	$3,557
Investment Advisors	2,843	4,061	825	512
Institutional Investors	1,068	1,642	298	209
Investment Managers	1,794	3,087	991	512
Investments in New Businesses	132	616	571	420
Total from business segments	$15,945	$18,916	$5,661	$5,210
Corporate overhead	476	943	182	121
	$16,421	$19,859	$5,843	$5,331

	Amortization
	2015	2014
Private Banks	$7,445	$6,192
Investment Advisors	2,459	2,286
Institutional Investors	375	355
Investment Managers	250	236
Investments in New Businesses	25	458
Total from business segments	$10,554	$9,527
Corporate overhead	57	57
	$10,611	$9,584

The following tables highlight certain unaudited financial information about each of the Company’s business segments for the six months ended June 30, 2015 and 2014.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2015
Revenues	$226,546	$151,768	$149,528	$132,647	$2,700	$663,189
Expenses	203,983	79,916	71,739	82,764	9,669	448,071
Operating profit (loss)	$22,563	$71,852	$77,789	$49,883	$(6,969)	$215,118
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Segment profit (loss)	$25,354	$71,852	$77,789	$49,883	$(6,969)	$217,909

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2014
Revenues	$219,361	$136,470	$139,651	$123,459	$2,260	$621,201
Expenses	199,147	70,256	69,120	78,633	8,700	425,856
Operating profit (loss)	$20,214	$66,214	$70,531	$44,826	$(6,440)	$195,345
Gain on sale of subsidiary	5,582	—	—	—	—	5,582
Segment profit (loss)	$25,796	$66,214	$70,531	$44,826	$(6,440)	$200,927

16 of 36

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the six months ended June 30, 2015 and 2014 is as follows:

	2015	2014
Total operating profit from segments	$215,118	$195,345
Corporate overhead expenses	(26,130)	(23,323)
Income from operations	$188,988	$172,022

The following tables provide additional information for the six months ended June 30, 2015 and 2014 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2015	2014	2015	2014
Private Banks	$18,610	$18,308	$6,073	$7,289
Investment Advisors	6,161	7,650	1,663	1,003
Institutional Investors	2,015	2,930	601	419
Investment Managers	3,842	5,222	1,990	1,024
Investments in New Businesses	283	1,196	1,134	950
Total from business segments	$30,911	$35,306	$11,461	$10,685
Corporate Overhead	885	1,588	377	230
	$31,796	$36,894	$11,838	$10,915

	Amortization
	2015	2014
Private Banks	$14,696	$12,143
Investment Advisors	4,859	4,484
Institutional Investors	750	695
Investment Managers	500	464
Investments in New Businesses	50	898
Total from business segments	$20,855	$18,684
Corporate Overhead	114	114
	$20,969	$18,798

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at June 30, 2015 and December 31, 2014 was $14,728 and $14,018, respectively, exclusive of interest and penalties, of which $12,902 and $12,162 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2015 and December 31, 2014, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,322 and $1,066, respectively.

	June 30, 2015	December 31, 2014
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$14,728	$14,018
Interest and penalties on unrecognized benefits	1,322	1,066
Total gross uncertain tax positions	$16,050	$15,084
Amount included in Current liabilities	$4,809	$4,757
Amount included in Other long-term liabilities	11,241	10,327
	$16,050	$15,084
The Company’s effective tax rate was 35.6 percent and 35.7 percent for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the Company's tax rate was 35.5 percent and 35.8 percent, respectively. The Research and Development Tax Credit had expired for both six month periods ended June 30, 2015 and 2014.

17 of 36

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
The Company estimates it will recognize $4,809 of unrecognized tax benefits within the next twelve months due to the expiration of the statute of limitations and resolution of income tax audits. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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
In a third East Baton Rouge action, brought as a class action, SEI and SPTC filed exceptions, which the Court granted in part, dismissing the claims under the Louisiana Unfair Trade Practices Act. Plaintiffs then filed a motion for class certification, and SEI and SPTC also filed a motion for summary judgment. The Court deferred the motion for summary judgment, stating that the motion would not be set for hearing until after the hearing on class certification. After the Court held a hearing on class certification, it certified a class composed of persons who purchased or renewed any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009 or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. SEI and SPTC filed motions for appeal from the class certification judgments. On February 1, 2013, plaintiffs filed a motion for Leave to File a First Amended and Restated Class Action Petition in which they asked the Court to allow them to amend the petition and add claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by seeking dismissal of the action. On March 11, 2013, the newly-added insurance carrier defendants removed the case to the Middle District of Louisiana. SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. Plaintiffs filed a motion to remand the action to state court. On March 25, 2013, SEI filed a motion requesting that the federal court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of the jurisdictional issue. On August 7, 2013, the MDL Panel transferred the matter against SEI to the Northern District of Texas. On October 1, 2014, SEI filed a renewed motion to dismiss in the Northern District of Texas, and on October 6, 2014, the District Court denied plaintiffs’ motion to remand. On June 17, 2015, the Court denied the motion to dismiss, and on June 24, 2015 set a briefing schedule for SEI and SPTC’s motion challenging the Louisiana court’s decision to certify a class, which motion was filed on July 15, 2015. SEI and SPTC filed their answer on July 1, 2015, and this case is now pending in the Northern District of Texas. On July 15, 2015, SEI and SPTC also filed motions seeking reconsideration of the District Court’s June 17 denial of the motion to dismiss or, in the alternative, seeking leave to pursue an interlocutory appeal of certain elements of the denial, as well as a motion seeking partial judgment on the pleadings pursuant to Federal Rule of Civil Procedure 12(c) with respect to claims brought under Section 712(D) of the Louisiana Securities Law.

18 of 36

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
A lawsuit entitled Steven Curd and Rebel Curd v. SEI Investments Management Corporation was filed against SIMC in the United States District Court for the Eastern District of Pennsylvania on December 11, 2013. On August 28, 2014, the Court granted SIMC’s motion to dismiss the initial complaint in the lawsuit, but also granted plaintiffs leave to amend the complaint. On October 2, 2014, plaintiffs filed an amended complaint. In the amended complaint, SEI Investments Global Funds Services (SGFS) was added as a defendant. The plaintiffs bring the case as a shareholder derivative action against SIMC and SGFS on behalf of certain SEI funds. The claims are based on Section 36(b) of the Investment Company Act of 1940, as amended, which allows shareholders of a mutual fund to sue the investment adviser of the fund or its affiliates for an alleged breach of fiduciary duty with respect to compensation received by the adviser or its affiliates. The plaintiffs have brought the suit against SIMC and SGFS with respect to five specific SEI Funds: the High Yield Bond, Tax-Managed Large Cap, and Tax-Managed Small/Mid Cap Funds, each of which is a series of the SEI Institutional Managed Trust, the Intermediate Term Municipal Fund, which is a series of the SEI Tax Exempt Trust, and the International Equity Fund, which is a series of the SEI Institutional International Trust (the SEI Funds). The plaintiffs seek: (1) damages for the SEI Funds in the amount of the alleged “excessive” fees earned by SIMC and SGFS beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees; (2) orders declaring that SIMC and SGFS allegedly violated Section 36(b) and enjoining SIMC and SGFS from further alleged violations; and (3) rescission of SIMC’s and SGFS’s contracts with the funds, and restitution of all allegedly excessive fees paid beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees. On November 24, 2014, SIMC and SGFS filed a motion to dismiss the amended complaint. On July 13, 2015, the Court denied the motion to dismiss with respect to SIMC, and granted the motion to dismiss with respect to SGFS. While the outcome of this litigation is uncertain given its early phase, SIMC and SGFS believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuit vigorously, and SIMC and SGFS are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.
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
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Barings. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014, and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. The Company recognized a pre-tax gain of $5,582, or $0.02 diluted earnings per share, with respect to the one-year period ended December 31, 2013 during the six months ended June 30, 2014 and a pre-tax gain of $2,791, or $0.01 diluted earnings per share, with respect to the one-year period ended December 31, 2014 during the six months ended June 30, 2015.

19 of 36

The Company's gains from the sale of SEI AK are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.

20 of 36

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition at June 30, 2015 and 2014, the consolidated results of operations for the three and six months ended June 30, 2015 and 2014 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2014.

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of June 30, 2015, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $661.4 billion in mutual fund and pooled or separately managed assets, including $262.0 billion in assets under management and $399.4 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $86.3 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 were:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2015	2014		2015	2014
Revenues	$337,745	$318,815	6%	$663,189	$621,201	7%
Expenses	241,827	225,185	7%	474,201	449,179	6%
Income from operations	95,918	93,630	2%	188,988	172,022	10%
Net (loss) gain from investments	(38)	391	NM	212	527	(60)%
Interest income, net of interest expense	641	607	6%	1,497	1,271	18%
Equity in earnings from unconsolidated affiliates	37,289	34,226	9%	71,322	66,117	8%
Gain on sale of subsidiary	—	—	—%	2,791	5,582	NM
Income before income taxes	133,810	128,854	4%	264,810	245,519	8%
Income taxes	47,570	46,041	3%	93,959	87,886	7%
Net income	86,240	82,813	4%	170,851	157,633	8%
Diluted earnings per common share	$0.51	$0.48	6%	$1.00	$0.91	10%

The following items had a significant impact on our financial results for the three and six months ended June 30, 2015 and 2014:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients and market appreciation. Our average assets under management, excluding LSV, increased $13.9 billion, or nine percent, to $174.8 billion in the first six months of 2015 as compared to $161.0 billion during the first six months of 2014. Our average assets under administration increased $48.2 billion, or 14 percent, to $390.4 billion in the first six months of 2015 as compared to $342.2 billion during the first six months of 2014.

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

•
Information processing and software servicing fees in our Private Banks segment declined primarily due to $6.0 million, or $.02 diluted earnings per share, in non-recurring professional services fees from a single project recorded in the second quarter 2014 related to investment processing services.

•
Our proportionate share in the earnings of LSV was $72.7 million in the first six months of 2015 as compared to $66.7 million in the first six months of 2014, an increase of nine percent. The increase in earnings was primarily driven by

21 of 36

the increase in assets under management from LSV's existing clients due to market appreciation and an increase in performance fees earned by LSV.

•
The direct costs associated with our investment management programs increased in our Private Banks, Investment Advisors and Institutional Investors segments. These costs primarily relate to fees charged by investment advisory firms and are included in Sub-advisory, distribution and other asset management costs on the accompanying Consolidated Statements of Operations.

•
We capitalized $13.6 million in the first six months of 2015 for the SEI Wealth Platform as compared to $18.3 million in the first six months of 2014. Amortization expense related to the Platform increased to $20.9 million during the first six months of 2015 as compared to $18.6 million during the first six months of 2014 due to continued enhancements to the Platform.

•
As we continue through the development of the Platform and reduce our level of capitalization, our expenses related to maintenance and enhancements have increased. A higher portion of these costs are recognized in personnel and consulting costs and are not capitalized. These increased costs primarily impacted the Private Banks and Investment Advisors business segments.

•
Our operating expenses related to personnel costs in our Investment Advisors and Investment Managers segments increased. These increased operational costs are mainly related to servicing new and existing clients. Additionally, sales compensation expense in our Private Banks segment increased due to new business activity. These increased operational costs are included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations.

•
We recorded pre-tax gains of $2.8 million, or $.01 diluted earnings per share, and $5.6 million, or $.02 diluted earnings per share, from the sale of SEI Asset Korea (SEI AK) in the first six months of 2015 and 2014, respectively. The gains from the sale are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).

•	We wrote off the remaining carrying value of our investment in Gao Fu, a wealth services firm based in China, during the three months ended June 30, 2015.

•	Our effective tax rate was 35.5 percent during the first six months of 2015 as compared to 35.8 percent during the first six months of 2014.

•	We continued our stock repurchase program during 2015 and purchased 2.8 million shares at an average price of approximately $45.42 per share in the six month period.

22 of 36

Ending Asset Balances
(In millions)
This table presents ending assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	As of June 30,		Percent Change
	2015	2014
Private Banks:
Equity and fixed income programs	$19,686	$18,679	5%
Collective trust fund programs	13	12	8%
Liquidity funds	5,280	5,274	—%
Total assets under management	$24,979	$23,965	4%
Client proprietary assets under administration	17,485	15,347	14%
Total assets	$42,464	$39,312	8%
Investment Advisors:
Equity and fixed income programs	46,951	42,125	11%
Collective trust fund programs	8	13	(38)%
Liquidity funds	2,817	2,696	4%
Total assets under management	$49,776	$44,834	11%
Institutional Investors:
Equity and fixed income programs	75,341	71,598	5%
Collective trust fund programs	93	100	(7)%
Liquidity funds	2,960	2,414	23%
Total assets under management	$78,394	$74,112	6%
Investment Managers:
Equity and fixed income programs	24	64	NM
Collective trust fund programs	20,632	22,598	(9)%
Liquidity funds	1,007	802	26%
Total assets under management	$21,663	$23,464	(8)%
Client proprietary assets under administration	381,963	337,492	13%
Total assets	$403,626	$360,956	12%
Investments in New Businesses:
Equity and fixed income programs	779	659	18%
Liquidity funds	57	38	50%
Total assets under management	$836	$697	20%
LSV:
Equity and fixed income programs	$86,334	$82,026	5%
Total:
Equity and fixed income programs	229,115	215,151	6%
Collective trust fund programs	20,746	22,723	(9)%
Liquidity funds	12,121	11,224	8%
Total assets under management	$261,982	$249,098	5%
Client proprietary assets under administration	399,448	352,839	13%
Total assets under management and administration	$661,430	$601,937	10%

23 of 36

Average Asset Balances
(In millions)
This table presents average asset balances of our clients, or of clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2015	2014		2015	2014

Equity and fixed income programs	$19,872	$17,829	11%	$19,371	$16,972	14%
Collective trust fund programs	12	12	—%	10	13	(23)%
Liquidity funds	5,256	5,429	(3)%	5,506	5,593	(2)%
Total assets under management	$25,140	$23,270	8%	$24,887	$22,578	10%
Client proprietary assets under administration	17,823	15,069	18%	17,664	15,218	16%
Total assets	$42,963	$38,339	12%	$42,551	$37,796	13%
Investment Advisors:
Equity and fixed income programs	47,027	40,887	15%	45,918	39,946	15%
Collective trust fund programs	8	13	(38)%	9	13	(31)%
Liquidity funds	2,819	2,637	7%	2,946	2,722	8%
Total assets under management	$49,854	$43,537	15%	$48,873	$42,681	15%
Institutional Investors:
Equity and fixed income programs	75,426	70,706	7%	74,593	69,202	8%
Collective trust fund programs	94	134	(30)%	95	119	(20)%
Liquidity funds	3,354	2,664	26%	3,188	2,618	22%
Total assets under management	$78,874	$73,504	7%	$77,876	$71,939	8%
Investment Managers:
Equity and fixed income programs	25	68	NM	26	68	NM
Collective trust fund programs	21,387	22,447	(5)%	21,248	22,226	(4)%
Liquidity funds	1,010	824	23%	1,038	781	33%
Total assets under management	$22,422	$23,339	(4)%	$22,312	$23,075	(3)%
Client proprietary assets under administration	378,347	333,373	13%	372,777	327,009	14%
Total assets	$400,769	$356,712	12%	$395,089	$350,084	13%
Investments in New Businesses:
Equity and fixed income programs	784	640	23%	770	632	22%
Liquidity funds	75	43	74%	88	45	NM
Total assets under management	$859	$683	26%	$858	$677	27%
LSV:
Equity and fixed income programs	$87,409	$79,866	9%	$85,424	$78,086	9%
Total:
Equity and fixed income programs	230,543	209,996	10%	226,102	204,906	10%
Collective trust fund programs	21,501	22,606	(5)%	21,362	22,371	(5)%
Liquidity funds	12,514	11,597	8%	12,766	11,759	9%
Total assets under management	$264,558	$244,199	8%	$260,230	$239,036	9%
Client proprietary assets under administration	396,170	348,442	14%	390,441	342,227	14%
Total assets under management and administration	$660,728	$592,641	11%	$650,671	$581,263	12%

24 of 36

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 were as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2015	2014		2015	2014
Private Banks:
Revenues	$115,333	$114,182	1%	$226,546	$219,361	3%
Expenses	104,727	98,957	6%	203,983	199,147	2%
Operating Profit	$10,606	$15,225	(30)%	$22,563	$20,214	12%
Gain on sale of subsidiary	—	—	NM	2,791	5,582	NM
Segment Profit	$10,606	$15,225	NM	$25,354	$25,796	NM
Operating Margin (A)	9%	13%		10%	9%
Investment Advisors:
Revenues	$77,753	$70,046	11%	$151,768	$136,470	11%
Expenses	40,857	35,679	15%	79,916	70,256	14%
Operating Profit	$36,896	$34,367	7%	$71,852	$66,214	9%
Operating Margin	47%	49%		47%	49%
Institutional Investors:
Revenues	$75,980	$70,994	7%	$149,528	$139,651	7%
Expenses	36,528	35,025	4%	71,739	69,120	4%
Operating Profit	$39,452	$35,969	10%	$77,789	$70,531	10%
Operating Margin	52%	51%		52%	51%
Investment Managers:
Revenues	$67,280	$62,451	8%	$132,647	$123,459	7%
Expenses	42,141	39,449	7%	82,764	78,633	5%
Operating Profit	$25,139	$23,002	9%	$49,883	$44,826	11%
Operating Margin	37%	37%		38%	36%
Investments in New Businesses:
Revenues	$1,399	$1,142	23%	$2,700	$2,260	19%
Expenses	4,803	4,451	8%	9,669	8,700	11%
Operating Loss	$(3,404)	$(3,309)	NM	$(6,969)	$(6,440)	NM
(A) Percentages determined exclusive of gain from sale of subsidiary.
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

25 of 36

Private Banks

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2015	2014		2015	2014
Revenues:
Information processing and software servicing fees	$73,224	$75,200	(3)%	$143,442	$143,728	—%
Asset management, administration & distribution fees	35,961	33,289	8%	69,800	63,285	10%
Transaction-based and trade execution fees	6,148	5,693	8%	13,304	12,348	8%
Total revenues	$115,333	$114,182	1%	$226,546	$219,361	3%
Revenues increased slightly in the three month period and increased $7.2 million, or three percent, in the six month period ended June 30, 2015 and were primarily affected by:

•	Increased investment management fees from existing international clients due to higher average assets under management from improved capital markets and increased net cash flows; and

•	Increased recurring investment processing fees from the growth in existing client assets processed on the SEI Wealth Platform; partially offset by

•	Lower non-recurring professional services fees due to fees of $6.0 million recorded in the second quarter 2014 from a single project related to investment processing services;

•	Lower recurring investment processing fees earned on our mutual fund trading solution due to price reductions, and

•	The negative impact from foreign currency exchange rate fluctuations.
Operating margin decreased to nine percent compared to 13 percent in the three month period and increased to ten percent compared to nine percent in the six month period. Operating income decreased by $4.6 million, or 30 percent, in the three month period and increased by $2.3 million, or 12 percent, in the six month period and was primarily affected by:

•	An increase in revenues; and

•	Decreased salary, incentive compensation and other personnel-related costs for servicing investment processing clients; partially offset by

•	Increased direct expenses associated with increased investment management fees from existing international clients;

•	Increased non-capitalized costs, mainly personnel costs, related to maintenance and enhancements to the SEI Wealth Platform;

•	Increased amortization expense related to the SEI Wealth Platform; and

•	Increased sales compensation expense due to new business activity.
Investment Advisors

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2015	2014		2015	2014
Revenues:
Investment management fees-SEI fund programs	$60,754	$55,385	10%	$118,601	$107,846	10%
Separately managed account fees	13,650	11,142	23%	26,392	21,410	23%
Other fees	3,349	3,519	(5)%	6,775	7,214	(6)%
Total revenues (a)	$77,753	$70,046	11%	$151,768	$136,470	11%
(a) All amounts are reflected in Asset management, administration and distribution fees except for $203 and $387 in the three months ended June 30, 2015 and 2014, respectively, and $415 and $945 in the six months ended June 30, 2015 and 2014, respectively, which are reflected in Transaction-based and trade execution fees.

26 of 36

Revenues increased $7.7 million, or 11 percent, in the three month period and increased $15.3 million, or 11 percent, in the six month period ended June 30, 2015 and were primarily affected by:

•
Increased investment management fees and separately managed account program fees from existing clients due to higher average assets under management caused by market appreciation and an increase in net cash flows from new and existing advisors; partially offset by

•	A decrease in the average basis points earned on assets due to client-directed shifts into lower fee investment products.
Operating margin decreased to 47 percent compared to 49 percent in the three month and six month periods. Operating income increased by $2.5 million, or seven percent, in the three month period and increased by $5.6 million, or nine percent, in the six month period and was primarily affected by:

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

Institutional Investors
Revenues increased $5.0 million, or seven percent, in the three month period and increased $9.9 million, or seven percent, in the six month period ended June 30, 2015 and were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by improved capital markets as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by the negative impact from foreign currency exchange rate fluctuations and client losses.
Operating margins increased to 52 percent compared to 51 percent in the three and six month periods. Operating income increased $3.5 million, or ten percent, in the three month period and increased $7.3 million, or ten percent, in the six month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with higher investment management fees.
Investment Managers
Revenues increased $4.8 million, or eight percent, in the three month period and increased $9.2 million, or seven percent, in the six month period ended June 30, 2015 and were primarily affected by:

•	Net positive cash flows from existing clients due to new funding along with higher valuations from improved capital markets; and

•	Positive cash flows from new clients; partially offset by client losses.
Operating margin remained at 37 percent in the three month period and increased to 38 percent compared to 36 percent in the six month period. Operating income increased $2.1 million, or nine percent, in the three month period and increased $5.1 million, or 11 percent, in the six month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $12.8 million and $11.6 million in the three months ended June 30, 2015 and 2014, respectively, and $26.1 million and $23.3 million in the six months ended June 30, 2015 and 2014, respectively. The increase in corporate overhead expenses was primarily due to foreign currency exchange rate fluctuations impacting the transactions and balances of non-U.S. dollar denominated accounts of our U.S.-based subsidiaries.

27 of 36

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) gain from investments	$(38)	$391	$212	$527
Interest and dividend income	755	721	1,724	1,498
Interest expense	(114)	(114)	(227)	(227)
Equity in earnings of unconsolidated affiliates	37,289	34,226	71,322	66,117
Gain on sale of subsidiary	—	—	2,791	5,582
Total other income and expense items, net	$37,892	$35,224	$75,822	$73,497
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes our less than 50 percent ownership in LSV. At June 30, 2015, our interest in LSV was approximately 39.2 percent. Our proportionate share in the earnings of LSV was $38.3 million in second quarter 2015 as compared to $34.5 million in second quarter 2014, an increase of 11 percent. In the six months ended June 30, 2015, our proportionate share in the earnings of LSV was $72.7 million as compared to $66.7 million in the six months ended June 30, 2014, an increase of nine percent. The increase in earnings was primarily due to increased assets under management from LSV's existing clients due to improved capital markets and an increase in performance fees. LSV’s average assets under management increased $7.3 billion to $85.4 billion during the six months ended June 30, 2015 as compared to $78.1 billion during the six months ended June 30, 2014, an increase of nine percent.
Gain on sale of subsidiary
We recorded gains of $2.8 million and $5.6 million during the six months ended June 30, 2015 and 2014, respectively, from the the sale of our ownership interests in SEI AK. These gains are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).
Income Taxes
Our effective tax rate was 35.6 percent and 35.7 percent for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, our effective tax rate was 35.5 percent and 35.8 percent, respectively. The Research and Development Tax Credit had expired for both six month periods ended June 30, 2015 and 2014. If the Research and Development Tax Credit is reinstated for 2015, the tax credit will lower our tax rate in the period of enactment.
Fair Value Measurements
The fair value of our financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of our financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. We did not have any financial liabilities at June 30, 2015 or December 31, 2014 (See Note 5 to the Notes to Consolidated Financial Statements).
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

28 of 36

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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$156,784	$141,787
Net cash used in investing activities	(34,059)	(33,736)
Net cash used in financing activities	(162,565)	(155,362)
Effect of exchange rate changes on cash and cash equivalents	(2,765)	1,205
Net decrease in cash and cash equivalents	(42,605)	(46,106)
Cash and cash equivalents, beginning of period	667,446	578,273
Cash and cash equivalents, end of period	$624,841	$532,167
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At June 30, 2015, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of July 17, 2015, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $412.3 million.
Our cash and cash equivalents include accounts managed by our subsidiaries and minority-owned subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited.
Cash and cash equivalents of our foreign subsidiaries are subject to changes in currency exchange rates. The majority of our exposure to adverse movements in foreign currency rates is through our subsidiaries located in Canada, the United Kingdom and Ireland. Also, some of our foreign subsidiaries may have excess cash reserves which are considered to be undistributed earnings and indefinitely reinvested due to such factors as the sufficiency of cash flows from our U.S. operations and the ability and intent of the foreign subsidiaries to invest the earnings. Upon distribution of these earnings, in the form of dividends or otherwise, we would be immediately subject to both U.S. and foreign withholding taxes which would reduce the amount we would ultimately realize. We do not include accounts of our foreign subsidiaries in our calculation of free and immediately accessible cash for other general corporate purposes.
Cash flows from operations increased $15.0 million in the first six months of 2015 compared to the first six months of 2014. Our cash flows from operations increased primarily due to the increase in our net income and an increase in the distribution payments received from LSV.

29 of 36

Cash flows from investing activities decreased slightly in the first six months of 2015 compared to the first six months of 2014. Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first six months of 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014
Purchases	$(26,854)	$(34,675)
Sales and maturities	23,634	34,251
Net investing activities from marketable securities	$(3,220)	$(424)

•
The capitalization of costs incurred in developing computer software. We capitalized $16.1 million of software development costs in the first six months of 2015 as compared to $18.3 million in the first six months of 2014. Amounts capitalized primarily include costs for significant enhancements for the expanded functionality of the SEI Wealth Platform.

•
Capital expenditures. Our capital expenditures in the first six months of 2015 were $15.7 million as compared to $18.6 million in the first six months of 2014. Our expenditures in 2015 primarily include purchased software and equipment for our data center operations. We intend to relocate our London operations to a new facility during 2015. The total cost of the improvements to this facility is estimated to be at least $13.7 million, of which $3.2 million has been expended. The relocation is expected to be completed during the fourth quarter of 2015. Our expenditures in 2014 also include approximately $7.0 million for the expansion of our corporate headquarters which was completed in the third quarter.

Cash flows from financing activities decreased $7.2 million in the first six months of 2015 compared to the first six months of 2014. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We purchased 2.8 million shares at a total cost of $133.4 million during the first six months of 2015 and 4.3 million shares at a total cost of $140.3 million during the first six months of 2014 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $42.7 million in proceeds from the issuance of our common stock during the first six months of 2015 as compared to $51.6 million during the first six months of 2014. The decrease in proceeds is primarily attributable to a lower level of stock option exercise activity.

•	Dividend payments. Cash dividends paid were $80.0 million in the first six months of 2015 as compared to $74.3 million in the first six months of 2014.
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

30 of 36

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

31 of 36

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

32 of 36

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
In a third East Baton Rouge action, brought as a class action, SEI and SPTC filed exceptions, which the Court granted in part, dismissing the claims under the Louisiana Unfair Trade Practices Act. Plaintiffs then filed a motion for class certification, and SEI and SPTC also filed a motion for summary judgment. The Court deferred the motion for summary judgment, stating that the motion would not be set for hearing until after the hearing on class certification. After the Court held a hearing on class certification, it certified a class composed of persons who purchased or renewed any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009 or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. SEI and SPTC filed motions for appeal from the class certification judgments. On February 1, 2013, plaintiffs filed a motion for Leave to File a First Amended and Restated Class Action Petition in which they asked the Court to allow them to amend the petition and add claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by seeking dismissal of the action. On March 11, 2013, the newly-added insurance carrier defendants removed the case to the Middle District of Louisiana. SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. Plaintiffs filed a motion to remand the action to state court. On March 25, 2013, SEI filed a motion requesting that the federal court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of the jurisdictional issue. On August 7, 2013, the MDL Panel transferred the matter against SEI to the Northern District of Texas. On October 1, 2014, SEI filed a renewed motion to dismiss in the Northern District of Texas, and on October 6, 2014, the District Court denied plaintiffs’ motion to remand. On June 17, 2015, the Court denied the motion to dismiss, and on June 24, 2015 set a briefing schedule for SEI and SPTC’s motion challenging the Louisiana court’s decision to certify a class, which motion was filed on July 15, 2015. SEI and SPTC filed their answer on July 1, 2015, and this case is now pending in the Northern District of Texas. On July 15, 2015, SEI and SPTC also filed motions seeking reconsideration of the District Court’s June 17 denial of the motion to dismiss or, in the alternative, seeking leave to pursue an interlocutory appeal of certain elements of the denial, as well as a motion seeking partial judgment on the pleadings pursuant to Federal Rule of Civil Procedure 12(c) with respect to claims brought under Section 712(D) of the Louisiana Securities Law.
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

33 of 36

Identifying information for the Lillie case is Lillie v. Stanford Trust Company, et al., U. S. District Court for the Northern District of Texas, Civil Action No: 3:13-CV-03127.
A lawsuit entitled Steven Curd and Rebel Curd v. SEI Investments Management Corporation was filed against SIMC in the United States District Court for the Eastern District of Pennsylvania on December 11, 2013. On August 28, 2014, the Court granted SIMC’s motion to dismiss the initial complaint in the lawsuit, but also granted plaintiffs leave to amend the complaint. On October 2, 2014, plaintiffs filed an amended complaint. In the amended complaint, SEI Investments Global Funds Services (SGFS) was added as a defendant. The plaintiffs bring the case as a shareholder derivative action against SIMC and SGFS on behalf of certain SEI funds. The claims are based on Section 36(b) of the Investment Company Act of 1940, as amended, which allows shareholders of a mutual fund to sue the investment adviser of the fund or its affiliates for an alleged breach of fiduciary duty with respect to compensation received by the adviser or its affiliates. The plaintiffs have brought the suit against SIMC and SGFS with respect to five specific SEI Funds: the High Yield Bond, Tax-Managed Large Cap, and Tax-Managed Small/Mid Cap Funds, each of which is a series of the SEI Institutional Managed Trust, the Intermediate Term Municipal Fund, which is a series of the SEI Tax Exempt Trust, and the International Equity Fund, which is a series of the SEI Institutional International Trust (the SEI Funds). The plaintiffs seek: (1) damages for the SEI Funds in the amount of the alleged “excessive” fees earned by SIMC and SGFS beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees; (2) orders declaring that SIMC and SGFS allegedly violated Section 36(b) and enjoining SIMC and SGFS from further alleged violations; and (3) rescission of SIMC’s and SGFS’s contracts with the funds, and restitution of all allegedly excessive fees paid beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees. On November 24, 2014, SIMC and SGFS filed a motion to dismiss the amended complaint. On July 13, 2015, the Court denied the motion to dismiss with respect to SIMC, and granted the motion to dismiss with respect to SGFS. While the outcome of this litigation is uncertain given its early phase, SIMC and SGFS believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuit vigorously, and SIMC and SGFS are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.
Identifying information for the Curd case is Steven Curd, et. al. v. SEI Investments Management Corporation, et. al., U.S. District Court for the Eastern District of Pennsylvania, Case No. 2: 13-CV-07219.
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

34 of 36

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $2.778 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended June 30, 2015 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2015	150,000	$46.17	150,000	$30,465,624
May 2015	505,000	47.06	505,000	206,701,581
June 2015	615,000	49.31	615,000	176,378,366
Total	1,270,000	48.04	1,270,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated July 22, 2015 of SEI Investments Company related to the Company's financial and operating results for the second quarter ended June 30, 2015.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

35 of 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	July 22, 2015	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

36 of 36