Form 10-Q
period 2015-09-30
SEI INVESTMENTS CO
filed 2015-10-21
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of October 16, 2015 was 164,638,859.

1 of 37

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$647,589	$667,446
Restricted cash	6,319	5,801
Receivables from regulated investment companies	45,792	48,393
Receivables, net of allowance for doubtful accounts of $588 and $784	217,696	194,419
Securities owned	21,225	21,175
Other current assets	29,206	18,193
Total Current Assets	967,827	955,427
Property and Equipment, net of accumulated depreciation of $258,783 and $241,295	142,352	125,535
Capitalized Software, net of accumulated amortization of $248,591 and $218,514	294,380	309,040
Investments Available for Sale	75,650	77,609
Investments in Affiliated Funds, at fair value	3,944	4,523
Investment in Unconsolidated Affiliates	42,294	54,290
Other Assets, net	17,082	16,451
Total Assets	$1,543,529	$1,542,875

Liabilities and Equity
Current Liabilities:
Accounts payable	$4,002	$10,588
Accrued liabilities	153,280	207,429
Deferred income taxes, net	176	1,414
Deferred revenue	4,457	1,749
Total Current Liabilities	161,915	221,180
Deferred Income Taxes	59,597	63,755
Other Long-term Liabilities	12,253	10,327
Total Liabilities	233,765	295,262
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 164,598 and 166,688 shares issued and outstanding	1,646	1,667
Capital in excess of par value	892,549	834,615
Retained earnings	435,915	420,226
Accumulated other comprehensive loss, net	(20,346)	(8,895)
Total Shareholders' Equity	1,309,764	1,247,613
Total Liabilities and Shareholders' Equity	$1,543,529	$1,542,875
The accompanying notes are an integral part of these consolidated financial statements.

2 of 37

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Asset management, administration and distribution fees	$252,585	$244,704	$756,101	$705,966
Information processing and software servicing fees	74,413	70,020	218,765	215,026
Transaction-based and trade execution fees	8,624	7,323	23,945	22,256
Total revenues	335,622	322,047	998,811	943,248
Expenses:
Subadvisory, distribution and other asset management costs	40,230	39,737	119,619	110,993
Software royalties and other information processing costs	8,028	8,562	23,594	25,532
Brokerage commissions	6,460	5,119	17,863	16,217
Compensation, benefits and other personnel	99,461	94,316	292,646	281,210
Stock-based compensation	3,867	3,786	11,476	9,481
Consulting, outsourcing and professional fees	35,963	34,946	108,560	103,283
Data processing and computer related	15,173	13,555	43,100	39,553
Facilities, supplies and other costs	22,477	16,136	56,195	49,354
Amortization	10,837	9,813	31,806	28,611
Depreciation	6,108	5,579	17,946	16,494
Total expenses	248,604	231,549	722,805	680,728
Income from operations	87,018	90,498	276,006	262,520
Net (loss) gain from investments	(756)	(478)	(544)	49
Interest and dividend income	846	750	2,570	2,248
Interest expense	(115)	(115)	(342)	(342)
Equity in earnings of unconsolidated affiliates	33,595	37,963	104,917	104,080
Gain on sale of subsidiary	—	—	2,791	5,582
Income before income taxes	120,588	128,618	385,398	374,137
Income taxes	41,163	44,635	135,122	132,521
Net income	79,425	83,983	250,276	241,616
Basic earnings per common share	$0.48	$0.50	$1.51	$1.43
Shares used to compute basic earnings per share	165,579	167,925	166,142	168,612
Diluted earnings per common share	$0.47	$0.49	$1.47	$1.39
Shares used to compute diluted earnings per share	169,255	172,905	169,977	173,700
Dividends declared per common share	$—	$—	$0.24	$0.22
The accompanying notes are an integral part of these consolidated financial statements.

3 of 37

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Net income		$79,425		$83,983		$250,276		$241,616
Other comprehensive loss, net of tax:
Foreign currency translation adjustments		(6,037)		(6,308)		(10,290)		(4,896)
Unrealized (loss) gain on investments:
Unrealized (losses) gains during the period, net of income taxes of $200, $330, $501 and $(426)	(734)		(584)		(1,254)		407
Less: reclassification adjustment for losses (gains) realized in net income, net of income taxes of $(62), $(39), $(49) and $(1)	117	(617)	76	(508)	93	(1,161)	7	414
Total other comprehensive loss, net of tax		(6,654)		(6,816)		(11,451)		(4,482)
Comprehensive income		$72,771		$77,167		$238,825		$237,134
The accompanying notes are an integral part of these consolidated financial statements.

4 of 37

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$250,276	$241,616
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	24,207	2,702
Net cash provided by operating activities	274,483	244,318
Cash flows from investing activities:
Additions to restricted cash	(518)	—
Additions to property and equipment	(35,719)	(26,422)
Additions to capitalized software	(22,508)	(26,193)
Purchases of marketable securities	(34,040)	(42,305)
Prepayments and maturities of marketable securities	27,008	27,224
Sales of marketable securities	7,103	18,133
Receipt of contingent payment from sale of SEI AK	2,791	5,582
Purchases of other investments	(1,000)	(2,000)
Net cash used in investing activities	(56,883)	(45,981)
Cash flows from financing activities:
Purchase and retirement of common stock	(213,256)	(215,777)
Proceeds from issuance of common stock	52,349	81,426
Tax benefit on stock options exercised	11,446	13,372
Payment of dividends	(80,030)	(74,294)
Net cash used in financing activities	(229,491)	(195,273)
Effect of exchange rate changes on cash and cash equivalents	(7,966)	(3,423)
Net decrease in cash and cash equivalents	(19,857)	(359)
Cash and cash equivalents, beginning of period	667,446	578,273
Cash and cash equivalents, end of period	$647,589	$577,914
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine month periods ended September 30, 2015 and 2014. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
There have been no significant changes in significant accounting policies during the nine months ended September 30, 2015 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Cash and Cash Equivalents
Cash and cash equivalents includes $401,634 and $435,268 at September 30, 2015 and December 31, 2014, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are Level 1 assets.
Restricted Cash
Restricted cash includes $5,000 at September 30, 2015 and December 31, 2014 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $500 at September 30, 2015 and December 31, 2014, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
Capitalized Software
The Company capitalized $22,508 and $26,193 of software development costs during the nine months ended September 30, 2015 and 2014, respectively. The Company's software development costs primarily relate to the continued development of the SEI Wealth PlatformSM (the Platform). The Company capitalized $19,344 and $26,193 of software development costs for significant enhancements to the Platform during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the net book value of the Platform was $291,216. The Platform has an estimated useful

6 of 37

life of 15 years and a weighted average remaining life of 6.8 years. Amortization expense for the Platform was $31,635 and $28,345 during the nine months ended September 30, 2015 and 2014, respectively. The remaining amount of the Company's software development costs capitalized during the nine months ended September 30, 2015 is related to a project within the Investment Managers segment.
During the three months ended September 30, 2015, the Company determined that specific functionality within the Platform is no longer in use and wrote off $5,533 of previously capitalized software development costs reported under the Private Banks and Investment Advisors business segments. The expense associated with the write off is included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended September 30, 2015 and 2014 are:

	For the Three Months Ended September 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$79,425	165,579,000	$0.48
Dilutive effect of stock options	—	3,676,000
Diluted earnings per common share	$79,425	169,255,000	$0.47

	For the Three Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$83,983	167,925,000	$0.50
Dilutive effect of stock options	—	4,980,000
Diluted earnings per common share	$83,983	172,905,000	$0.49
Employee stock options to purchase 9,938,000 and 4,411,000 shares of common stock, with an average exercise price of $30.02 and $32.38, were outstanding during the three months ended September 30, 2015 and 2014, respectively, but not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
The calculations of basic and diluted earnings per share for the nine months ended September 30, 2015 and 2014 are:

	For the Nine Months Ended September 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$250,276	166,142,000	$1.51
Dilutive effect of stock options	—	3,835,000
Diluted earnings per common share	$250,276	169,977,000	$1.47

	For the Nine Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$241,616	168,612,000	$1.43
Dilutive effect of stock options	—	5,088,000
Diluted earnings per common share	$241,616	173,700,000	$1.39
Employee stock options to purchase 9,999,000 and 4,416,000 shares of common stock, with an average exercise price of $30.02 and $32.37, were outstanding during the nine months ended September 30, 2015 and 2014, respectively, but not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.

7 of 37

Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2015	2014
Net income	$250,276	$241,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,946	16,494
Amortization	31,806	28,611
Equity in earnings of unconsolidated affiliates	(104,917)	(104,080)
Distributions received from unconsolidated affiliate	116,913	103,592
Stock-based compensation	11,476	9,481
Provision for losses on receivables	(196)	387
Deferred income tax expense	(4,942)	4,768
Gain from sale of SEI AK	(2,791)	(5,582)
Net loss (gain) from investments	544	(49)
Change in other long-term liabilities	1,926	2,663
Change in other assets	(706)	(2,769)
Write off of capitalized and purchased software	6,055	—
Other	(2,364)	(1,242)
Change in current asset and liabilities
Decrease (increase) in
Receivables from regulated investment companies	2,601	(7,169)
Receivables	(23,081)	(24,951)
Other current assets	(11,013)	(4,862)
Increase (decrease) in
Accounts payable	(5,950)	(9,723)
Accrued liabilities	(11,808)	(1,988)
Deferred revenue	2,708	(879)
Total adjustments	24,207	2,702
Net cash provided by operating activities	$274,483	$244,318
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

8 of 37

On February 18, 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis (ASU 2015-02). The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. ASU 2015-02 becomes effective for the Company during the first quarter 2016. The Company is currently evaluating the standard but does not believe that the standard will have any effect on its consolidated financial statements and related disclosures.
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
At September 30, 2015, the Company’s total investment in LSV was $42,294. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $116,913 and $103,592 in the nine months ended September 30, 2015 and 2014, respectively.
The Company’s proportionate share in the earnings of LSV was $33,595 and $38,237 during the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, the Company's proportionate share in the earnings of LSV was $106,267 and $104,953, respectively.
The following table contains the condensed financial operations of LSV for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$102,754	$114,464	$326,192	$316,185
Net income	85,686	97,332	270,868	267,075
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
In September 2014, LSV Employee Group III made the final principal payment related to the term loan guaranteed by LSV. As of October 16, 2015, the remaining unpaid principal balance of the term loan guaranteed by the Company was $23,781. LSV Employee Group III has met all financial obligations to date regarding the scheduled repayment of the term loans since origination. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.

9 of 37

Investment in Gao Fu Limited
The Company had an investment in Gao Fu Limited (Gao Fu), a wealth services firm based in Shanghai in the Republic of China. During the three months ended June 30, 2015, the Company wrote off the remaining carrying value of its investment in the firm. As of September 30, 2015, the Company's investment in Gao Fu has no book value.

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

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2015	December 31, 2014
Trade receivables	$53,122	$48,394
Fees earned, not billed	160,917	139,038
Other receivables	4,245	7,771
	218,284	195,203
Less: Allowance for doubtful accounts	(588)	(784)
	$217,696	$194,419
Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules. These billing schedules generally provide for fees to be billed on a quarterly basis.

10 of 37

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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2015	December 31, 2014
Buildings	$151,037	$149,890
Equipment	87,684	78,266
Land	10,003	9,997
Purchased software	122,295	104,964
Furniture and fixtures	16,932	16,944
Leasehold improvements	11,996	5,675
Construction in progress	1,188	1,094
	401,135	366,830
Less: Accumulated depreciation	(258,783)	(241,295)
Property and Equipment, net	$142,352	$125,535
The Company recognized $17,946 and $16,494 in depreciation expense related to property and equipment for the nine months ended September 30, 2015 and 2014, respectively.
During the three months ended September 30, 2015, the Company determined that certain purchased software related to the SEI Wealth Platform is no longer in use and wrote off $522 of the software classified as Purchased software reported under the Private Banks business segment. The expense associated with the write off of the software is included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2015	December 31, 2014
Accrued employee compensation	$56,318	$73,269
Accrued employee benefits and other personnel	5,603	6,482
Accrued consulting, outsourcing and professional fees	18,203	18,915
Accrued sub-advisory, distribution and other asset management fees	32,385	31,913
Accrued brokerage fees	7,959	5,838
Accrued dividend payable	—	40,178
Accrued income taxes	8,908	3,272
Other accrued liabilities	23,904	27,562
Total accrued liabilities	$153,280	$207,429

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

11 of 37

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
The pricing policies and procedures applied during the nine months ended September 30, 2015 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2014. The Company had no Level 3 financial assets or liabilities at September 30, 2015 or December 31, 2014. There were no transfers of financial assets between levels within the fair value hierarchy during the nine months ended September 30, 2015.
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	At September 30, 2015
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,002	$11,002	$—
Fixed income available-for-sale securities	64,648	—	64,648
Fixed income securities owned	21,225	—	21,225
Investment funds sponsored by LSV	3,944	—	3,944
	$100,819	$11,002	$89,817

	At December 31, 2014
	Fair Value Measurements at Reporting Date Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$11,588	$11,588	$—
Fixed income available-for-sale securities	66,021	—	66,021
Fixed income securities owned	21,175	—	21,175
Investment funds sponsored by LSV	4,523	—	4,523
	$103,307	$11,588	$91,719

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At September 30, 2015
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$8,737	$51	$(608)	$8,180
Equities and other mutual funds	2,927	—	(105)	2,822
Debt securities	63,703	945	—	64,648
	$75,367	$996	$(713)	$75,650

12 of 37

	At December 31, 2014
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$8,685	$134	$(95)	$8,724
Equities and other mutual funds	2,695	169	—	2,864
Debt securities	64,333	1,688	—	66,021
	$75,713	$1,991	$(95)	$77,609
Net unrealized gains at September 30, 2015 and December 31, 2014 were $32 (net of income tax expense of $251) and $1,193 (net of income tax expense of $703), respectively. These net unrealized gains are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $394 and gross realized losses of $535 from available-for-sale securities during the nine months ended September 30, 2015. There were gross realized gains of $238 and gross realized losses of $247 from available-for-sale securities during the nine months ended September 30, 2014. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income, are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in investment funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consist of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $3,944 and $4,523 at September 30, 2015 and December 31, 2014, respectively. The Company recognized gross realized losses of $581 and $579 during the three and nine months ended September 30, 2015, respectively, from the change in fair value of the funds. During the three and nine months ended September 30, 2014, the Company recognized gross realized losses of $362 and gains of $59, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,225 and $21,175 at September 30, 2015 and December 31, 2014, respectively. There were no material net gains or losses from the change in fair value of the securities during the three and nine months ended September 30, 2015 and 2014.

Note 7.    Line of Credit
The Company has a five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 1.25 percent above LIBOR. There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings under the Credit Facility at September 30, 2015. The Company was in compliance with all covenants of the Credit Facility during the nine months ended September 30, 2015.

13 of 37

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
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and nine months ended September 30, 2015 and 2014, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense	$3,867	$3,786	$11,476	$9,481
Less: Deferred tax benefit	(1,425)	(1,322)	(4,084)	(3,272)
Stock-based compensation expense, net of tax	$2,442	$2,464	$7,392	$6,209
As of September 30, 2015, there was approximately $36,645 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2015 was $58,294. The total options exercisable as of September 30, 2015 had an intrinsic value of $221,962. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2015 and the weighted average exercise price of the shares. The market value of the Company’s common stock as of September 30, 2015 was $48.23 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of September 30, 2015 was $20.30. Total options that were outstanding and exercisable as of September 30, 2015 were 17,885,000 and 7,947,000, respectively.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 4,483,000 shares at a total cost of $212,092 during the nine months ended September 30, 2015. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of October 16, 2015, the Company has $90,621 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 27, 2015, the Board of Directors declared a cash dividend of $0.24 per share on the Company's common stock, which was paid on June 24, 2015, to shareholders of record on June 16, 2015. Cash dividends declared during the nine months ended September 30, 2015 and 2014 were $39,852 and $36,942, respectively.

14 of 37

Note 9.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Total
Balance, January 1, 2015	$(10,088)	$1,193	$(8,895)

Other comprehensive loss before reclassifications	(10,290)	(1,254)	(11,544)
Amounts reclassified from accumulated other comprehensive income	—	93	93
Net current-period other comprehensive loss	(10,290)	(1,161)	(11,451)

Balance, September 30, 2015	$(20,378)	$32	$(20,346)

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2015 and 2014. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The following tables highlight certain financial information about each of the Company’s business segments for the three months ended September 30, 2015 and 2014.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2015
Revenues	$116,280	$76,238	$74,515	$67,162	$1,427	$335,622
Expenses	104,217	45,530	36,923	43,899	5,179	235,748
Operating profit (loss)	$12,063	$30,708	$37,592	$23,263	$(3,752)	$99,874

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2014
Revenues	$110,147	$74,469	$72,560	$63,640	$1,231	$322,047
Expenses	100,498	37,796	35,495	40,156	4,614	218,559
Operating profit (loss)	$9,649	$36,673	$37,065	$23,484	$(3,383)	$103,488

15 of 37

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014 is as follows:

	2015	2014
Total operating profit from segments	$99,874	$103,488
Corporate overhead expenses	(12,856)	(12,990)
Income from operations	$87,018	$90,498

The following tables provide additional information for the three months ended September 30, 2015 and 2014 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2015	2014	2015	2014
Private Banks	$12,707	$7,797	$3,141	$2,922
Investment Advisors	4,899	3,731	864	759
Institutional Investors	1,955	239	302	295
Investment Managers	5,286	3,115	1,039	907
Investments in New Businesses	379	498	572	511
Total from business segments	$25,226	$15,380	$5,918	$5,394
Corporate overhead	1,205	341	190	185
	$26,431	$15,721	$6,108	$5,579

	Amortization
	2015	2014
Private Banks	$7,604	$6,342
Investment Advisors	2,512	2,341
Institutional Investors	383	363
Investment Managers	255	242
Investments in New Businesses	26	468
Total from business segments	$10,780	$9,756
Corporate overhead	57	57
	$10,837	$9,813

The following tables highlight certain financial information about each of the Company’s business segments for the nine months ended September 30, 2015 and 2014.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2015
Revenues	$342,826	$228,006	$224,043	$199,809	$4,127	$998,811
Expenses	308,200	125,446	108,662	126,663	14,848	683,819
Operating profit (loss)	$34,626	$102,560	$115,381	$73,146	$(10,721)	$314,992
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Segment profit (loss)	$37,417	$102,560	$115,381	$73,146	$(10,721)	$317,783

16 of 37

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2014
Revenues	$329,508	$210,939	$212,211	$187,099	$3,491	$943,248
Expenses	299,645	108,052	104,615	118,789	13,314	644,415
Operating profit (loss)	$29,863	$102,887	$107,596	$68,310	$(9,823)	$298,833
Gain on sale of subsidiary	5,582	—	—	—	—	5,582
Segment profit (loss)	$35,445	$102,887	$107,596	$68,310	$(9,823)	$304,415
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine months ended September 30, 2015 and 2014 is as follows:

	2015	2014
Total operating profit from segments	$314,992	$298,833
Corporate overhead expenses	(38,986)	(36,313)
Income from operations	$276,006	$262,520

The following tables provide additional information for the nine months ended September 30, 2015 and 2014 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2015	2014	2015	2014
Private Banks	$31,317	$26,105	$9,214	$10,211
Investment Advisors	11,060	11,381	2,527	1,762
Institutional Investors	3,970	3,169	903	714
Investment Managers	9,128	8,337	3,029	1,931
Investments in New Businesses	662	1,694	1,706	1,461
Total from business segments	$56,137	$50,686	$17,379	$16,079
Corporate Overhead	2,090	1,929	567	415
	$58,227	$52,615	$17,946	$16,494

	Amortization
	2015	2014
Private Banks	$22,300	$18,485
Investment Advisors	7,371	6,825
Institutional Investors	1,133	1,058
Investment Managers	755	706
Investments in New Businesses	76	1,366
Total from business segments	$31,635	$28,440
Corporate Overhead	171	171
	$31,806	$28,611

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at September 30, 2015 and December 31, 2014 was $14,936 and $14,018, respectively, exclusive of interest and penalties, of which $12,999 and $12,162 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2015 and December 31, 2014, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,414 and $1,066, respectively.

17 of 37

	September 30, 2015	December 31, 2014
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$14,936	$14,018
Interest and penalties on unrecognized benefits	1,414	1,066
Total gross uncertain tax positions	$16,350	$15,084
Amount included in Current liabilities	$4,097	$4,757
Amount included in Other long-term liabilities	12,253	10,327
	$16,350	$15,084
The Company’s effective tax rate was 34.1 percent and 34.7 percent for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the Company's tax rate was 35.1 percent and 35.4 percent, respectively. The decrease in the tax rate for the three months ended September 15, 2015 relates to a decrease in state taxes due to state tax planning. The Research and Development Tax Credit had expired for both nine month periods ended September 15, 2015 and 2014.
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
The Company estimates it will recognize $4,097 of gross unrecognized tax benefits which is expected to be paid within one year due to the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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
In a third East Baton Rouge action, brought as a class action, SEI and SPTC filed exceptions, which the Court granted in part, dismissing the claims under the Louisiana Unfair Trade Practices Act. Plaintiffs then filed a motion for class certification, and SEI and SPTC also filed a motion for summary judgment. The Court deferred the motion for summary judgment, stating that the motion would not be set for hearing until after the hearing on class certification. After the Court held a hearing on class certification, it certified a class composed of persons who purchased or renewed any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009 or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. SEI and SPTC filed motions for

18 of 37

appeal from the class certification judgments. On February 1, 2013, plaintiffs filed a motion for Leave to File a First Amended and Restated Class Action Petition in which they asked the Court to allow them to amend the petition and add claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by seeking dismissal of the action. On March 11, 2013, the newly-added insurance carrier defendants removed the case to the Middle District of Louisiana. SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. Plaintiffs filed a motion to remand the action to state court. On March 25, 2013, SEI filed a motion requesting that the federal court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of the jurisdictional issue. On August 7, 2013, the MDL Panel transferred the matter against SEI to the Northern District of Texas. On October 1, 2014, SEI filed a renewed motion to dismiss in the Northern District of Texas, and on October 6, 2014, the District Court denied plaintiffs’ motion to remand. On June 17, 2015, the Court denied the motion to dismiss, and on June 24, 2015 set a briefing schedule for SEI and SPTC’s motion challenging the Louisiana court’s decision to certify a class, which motion was filed on July 15, 2015. SEI and SPTC filed their answer on July 1, 2015, and this case is now pending in the Northern District of Texas. On July 15, 2015, SEI and SPTC also filed motions seeking reconsideration of the District Court’s June 17 denial of the motion to dismiss or, in the alternative, seeking leave to pursue an interlocutory appeal of certain elements of the denial, as well as a motion seeking partial judgment on the pleadings pursuant to Federal Rule of Civil Procedure 12(c) with respect to claims brought under Section 712(D) of the Louisiana Securities Law. On September 22, 2015, the District Court granted SEI and SPTC’s motion for reconsideration of the June 17 denial of the motion to dismiss and dismissed plaintiffs’ claims under Section 714(A) of the Louisiana Securities Law, but declined to dismiss, or certify for interlocutory appeal, plaintiffs’ claims under Section 714(B) of the Louisiana Securities Law.
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
A lawsuit entitled Steven Curd and Rebel Curd v. SEI Investments Management Corporation was filed against SIMC in the United States District Court for the Eastern District of Pennsylvania on December 11, 2013. On August 28, 2014, the Court granted SIMC’s motion to dismiss the initial complaint in the lawsuit, but also granted plaintiffs leave to amend the complaint. On October 2, 2014, plaintiffs filed an amended complaint. In the amended complaint, SEI Investments Global Funds Services (SGFS) was added as a defendant. The plaintiffs bring the case as a shareholder derivative action against SIMC and SGFS on behalf of certain SEI funds. The claims are based on Section 36(b) of the Investment Company Act of 1940, as amended, which allows shareholders of a mutual fund to sue the investment adviser of the fund or its affiliates for an alleged breach of fiduciary duty with respect to compensation received by the adviser or its affiliates. The plaintiffs have brought the suit against SIMC and SGFS with respect to five specific SEI Funds: the High Yield Bond, Tax-Managed Large Cap, and Tax-Managed Small/Mid Cap Funds, each of which is a series of the SEI Institutional Managed Trust, the Intermediate Term Municipal Fund, which is a series of the SEI Tax Exempt Trust, and the International Equity Fund, which is a series of the SEI Institutional International Trust (the SEI Funds). The plaintiffs seek: (1) damages for the SEI Funds in the amount of the alleged “excessive” fees earned by SIMC and SGFS beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees; (2) orders declaring that SIMC and SGFS allegedly violated Section 36(b) and enjoining SIMC and SGFS from further alleged violations; and (3) rescission of SIMC’s and SGFS’s contracts with the funds, and restitution of all allegedly excessive fees paid beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees. On November 24, 2014, SIMC and SGFS filed a motion to dismiss the amended complaint. On July 13, 2015, the Court denied the motion to dismiss with respect to SIMC, and granted the motion to dismiss with respect to SGFS. On September 18, 2014, plaintiffs filed a second amended complaint seeking to cure the deficiency in the complaint regarding SGFS. While the outcome of this litigation is uncertain given its early phase, SIMC and SGFS believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuit vigorously, and SIMC and SGFS are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.
On November 26, 2014, a Writ of Summons was issued to two of our subsidiaries, SEI Investments - Global Fund Services Limited (GFSL) and SEI Investments - Trustee & Custodial Services (Ireland) Limited (T&C), to appear before the Court of First Instance Antwerp, Belgium. The plaintiffs in this case allege that through their initial investments in collective

19 of 37

investment funds domiciled in Netherlands and subsequent transfer of claim rights to a Belgium domiciled partnership, they are beneficial owners of a portfolio of life settlement policies (the Portfolio) which lapsed due to a failure to make premium payments. The plaintiffs seek to recover jointly and severally from nine defendants including GFSL and T&C, damages of approximately $84 million. GFSL and T&C’s involvement in the litigation appears to arise out of their historical provision of administration and custody services, respectively, to the Strategic Life Settlement Fund PLC, who, together with its managers, appear to be the principal defendants in this claim. While the outcome of this action is uncertain given its early phase and the lack of specific theories of liability asserted against GFSL and T&C, each of GFSL and T&C believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuit vigorously, and GFSL and T&C are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.

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
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Barings. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014, and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. The Company recognized a pre-tax gain of $5,582, or $0.02 diluted earnings per share, during the nine months ended September 30, 2014 and a pre-tax gain of $2,791, or $0.01 diluted earnings per share, during the nine months ended September 30, 2015. The Company's gains from the sale of SEI AK are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.

20 of 37

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition at September 30, 2015 and 2014, the consolidated results of operations for the three and nine months ended September 30, 2015 and 2014 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2014.

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of September 30, 2015, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $637.5 billion in mutual fund and pooled or separately managed assets, including $244.5 billion in assets under management and $393.0 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $77.0 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 were:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2015	2014		2015	2014
Revenues	$335,622	$322,047	4%	$998,811	$943,248	6%
Expenses	248,604	231,549	7%	722,805	680,728	6%
Income from operations	87,018	90,498	(4)%	276,006	262,520	5%
Net (loss) gain from investments	(756)	(478)	NM	(544)	49	NM
Interest income, net of interest expense	731	635	15%	2,228	1,906	17%
Equity in earnings from unconsolidated affiliates	33,595	37,963	(12)%	104,917	104,080	1%
Gain on sale of subsidiary	—	—	—%	2,791	5,582	NM
Income before income taxes	120,588	128,618	(6)%	385,398	374,137	3%
Income taxes	41,163	44,635	(8)%	135,122	132,521	2%
Net income	79,425	83,983	(5)%	250,276	241,616	4%
Diluted earnings per common share	$0.47	$0.49	(4)%	$1.47	$1.39	6%

The following items had a significant impact on our financial results for the three and nine months ended September 30, 2015 and 2014:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients and the favorable market conditions which prevailed during the first six months of 2015. The declining capital markets during the third quarter 2015 negatively impacted our asset-based fee revenues and partially offset our revenue growth in the three and nine month periods. Despite the unfavorable market conditions during the third quarter 2015, our average assets under management, excluding LSV, increased $10.7 billion, or seven percent, to $174.1 billion in the first nine months of 2015 as compared to $163.5 billion during the first nine months of 2014. Our average assets under administration increased $44.6 billion, or 13 percent, to $392.9 billion in the first nine months of 2015 as compared to $348.3 billion during the first nine months of 2014.

•
Sales of new business in our Institutional Investors and Investment Managers business segments as well as positive cash receipts from new and existing advisor relationships in our Investment Advisors business segment contributed to the increase in our revenues and profits. Additionally, increased investment management fees from international clients in our Private Banks segment in the first six months of 2015 also contributed to our revenue growth over the nine month period.

21 of 37

•
Information processing and software servicing fees in our Private Banks segment increased $4.3 million in the first nine months of 2015. Information processing and software servicing fees in the comparable period of 2014 include non-recurring professional services fees of $6.0 million, or $0.02 diluted earnings per share, from a single project related to investment processing services.

•
Our proportionate share in the earnings of LSV increased slightly to $106.3 million in the first nine months of 2015 as compared to $105.0 million in the first nine months of 2014 primarily due to the increase in assets under management from LSV's existing clients from market appreciation and an increase in performance fees. In the three months ended September 30, 2015, our earnings from LSV declined to $33.6 million from $38.2 million in the prior year period due to the market volatility which negatively impacted LSV's assets under management and a reduction in performance fees earned by LSV.

•
The direct costs associated with our investment management programs increased in our Private Banks, Investment Advisors and Institutional Investors segments. These costs primarily relate to fees charged by investment advisory firms and are included in Sub-advisory, distribution and other asset management costs on the accompanying Consolidated Statements of Operations.

•
We wrote off approximately $6.0 million, or $0.02 diluted earnings per share, of previously capitalized software development costs and purchased software related to the SEI Wealth Platform during the third quarter 2015. The expense associated with this write off impacted the Private Banks and Investment Advisors business segments and is included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations (See Notes 1 and 4 to the Consolidated Financial Statements for more information).

•
We capitalized $19.3 million in the first nine months of 2015 for the SEI Wealth Platform as compared to $26.2 million in the first nine months of 2014. Amortization expense related to the Platform increased to $31.6 million during the first nine months of 2015 as compared to $28.3 million during the first nine months of 2014 due to continued enhancements to the Platform.

•
As we continue through the development of the Platform and reduce our level of capitalization, our expenses related to maintenance and enhancements have increased. A higher portion of these costs are recognized in personnel and consulting costs and are not capitalized. These increased costs primarily impacted the Private Banks and Investment Advisors business segments.

•
Our operating expenses related to personnel costs in our Investment Advisors and Investment Managers segments increased. These increased operational costs are mainly related to servicing new and existing clients. Additionally, sales compensation expense in our Private Banks and Investment Advisors segments increased due to new business activity. These increased operational costs are included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations.

•
We recorded pre-tax gains of $2.8 million, or $.01 diluted earnings per share, and $5.6 million, or $.02 diluted earnings per share, from the sale of SEI Asset Korea (SEI AK) in the first nine months of 2015 and 2014, respectively. The gains from the sale are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).

•	We wrote off the remaining carrying value of our investment in Gao Fu, a wealth services firm based in China, during the second quarter 2015.

•
Our effective tax rate was 35.1 percent during the first nine months of 2015 as compared to 35.4 percent during the first nine months of 2014. During the three months ended September 30, 2015 and 2014, our effective tax rate was 34.1 percent and 34.7 percent, respectively.

•	We continued our stock repurchase program during 2015 and purchased 4.5 million shares for $212.1 million in the nine month period.

22 of 37

Ending Asset Balances
(In millions)
This table presents ending assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	As of September 30,		Percent Change
	2015	2014
Private Banks:
Equity and fixed income programs	$18,243	$18,634	(2)%
Collective trust fund programs	3	11	(73)%
Liquidity funds	5,469	5,331	3%
Total assets under management	$23,715	$23,976	(1)%
Client proprietary assets under administration	16,896	16,288	4%
Total assets	$40,611	$40,264	1%
Investment Advisors:
Equity and fixed income programs	43,988	42,260	4%
Collective trust fund programs	9	9	—%
Liquidity funds	4,677	3,086	52%
Total assets under management	$48,674	$45,355	7%
Institutional Investors:
Equity and fixed income programs	70,818	72,006	(2)%
Collective trust fund programs	96	98	(2)%
Liquidity funds	2,655	2,891	(8)%
Total assets under management	$73,569	$74,995	(2)%
Investment Managers:
Equity and fixed income programs	59	64	NM
Collective trust fund programs	19,863	21,297	(7)%
Liquidity funds	848	1,018	(17)%
Total assets under management	$20,770	$22,379	(7)%
Client proprietary assets under administration	376,133	346,841	8%
Total assets	$396,903	$369,220	7%
Investments in New Businesses:
Equity and fixed income programs	752	703	7%
Liquidity funds	51	118	(57)%
Total assets under management	$803	$821	(2)%
LSV:
Equity and fixed income programs	$76,958	$81,536	(6)%
Total:
Equity and fixed income programs	210,818	215,203	(2)%
Collective trust fund programs	19,971	21,415	(7)%
Liquidity funds	13,700	12,444	10%
Total assets under management	$244,489	$249,062	(2)%
Client proprietary assets under administration	393,029	363,129	8%
Total assets under management and administration	$637,518	$612,191	4%

23 of 37

Average Asset Balances
(In millions)
This table presents average asset balances of our clients, or of clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2015	2014		2015	2014
Private Banks:
Equity and fixed income programs	$19,080	$18,804	1%	$19,274	$17,582	10%
Collective trust fund programs	6	12	(50)%	9	13	(31)%
Liquidity funds	5,443	5,466	—%	5,485	5,551	(1)%
Total assets under management	$24,529	$24,282	1%	$24,768	$23,146	7%
Client proprietary assets under administration	17,504	15,707	11%	17,610	15,381	14%
Total assets	$42,033	$39,989	5%	$42,378	$38,527	10%
Investment Advisors:
Equity and fixed income programs	45,992	42,389	8%	45,943	40,760	13%
Collective trust fund programs	9	11	(18)%	9	12	(25)%
Liquidity funds	3,523	2,830	24%	3,138	2,758	14%
Total assets under management	$49,524	$45,230	9%	$49,090	$43,530	13%
Institutional Investors:
Equity and fixed income programs	73,568	72,010	2%	74,251	70,138	6%
Collective trust fund programs	93	98	(5)%	94	112	(16)%
Liquidity funds	2,843	2,883	(1)%	3,073	2,706	14%
Total assets under management	$76,504	$74,991	2%	$77,418	$72,956	6%
Investment Managers:
Equity and fixed income programs	24	64	NM	25	67	NM
Collective trust fund programs	20,449	22,123	(8)%	20,981	22,191	(5)%
Liquidity funds	978	962	2%	1,018	841	21%
Total assets under management	$21,451	$23,149	(7)%	$22,024	$23,099	(5)%
Client proprietary assets under administration	380,247	344,661	10%	375,267	332,893	13%
Total assets	$401,698	$367,810	9%	$397,291	$355,992	12%
Investments in New Businesses:
Equity and fixed income programs	776	688	13%	772	650	19%
Liquidity funds	49	139	(65)%	75	76	NM
Total assets under management	$825	$827	—%	$847	$726	17%
LSV:
Equity and fixed income programs	$80,656	$82,402	(2)%	$83,835	$79,525	5%
Total:
Equity and fixed income programs	220,096	216,357	2%	224,100	208,722	7%
Collective trust fund programs	20,557	22,244	(8)%	21,093	22,328	(6)%
Liquidity funds	12,836	12,280	5%	12,789	11,932	7%
Total assets under management	$253,489	$250,881	1%	$257,982	$242,982	6%
Client proprietary assets under administration	397,751	360,368	10%	392,877	348,274	13%
Total assets under management and administration	$651,240	$611,249	7%	$650,859	$591,256	10%

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 were as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2015	2014		2015	2014
Private Banks:
Revenues	$116,280	$110,147	6%	$342,826	$329,508	4%
Expenses	104,217	100,498	4%	308,200	299,645	3%
Operating Profit	$12,063	$9,649	25%	$34,626	$29,863	16%
Gain on sale of subsidiary	—	—	NM	2,791	5,582	NM
Segment Profit	$12,063	$9,649	NM	$37,417	$35,445	NM
Operating Margin (A)	10%	9%		10%	9%
Investment Advisors:
Revenues	$76,238	$74,469	2%	$228,006	$210,939	8%
Expenses	45,530	37,796	20%	125,446	108,052	16%
Operating Profit	$30,708	$36,673	(16)%	$102,560	$102,887	—%
Operating Margin	40%	49%		45%	49%
Institutional Investors:
Revenues	$74,515	$72,560	3%	$224,043	$212,211	6%
Expenses	36,923	35,495	4%	108,662	104,615	4%
Operating Profit	$37,592	$37,065	1%	$115,381	$107,596	7%
Operating Margin	50%	51%		51%	51%
Investment Managers:
Revenues	$67,162	$63,640	6%	$199,809	$187,099	7%
Expenses	43,899	40,156	9%	126,663	118,789	7%
Operating Profit	$23,263	$23,484	(1)%	$73,146	$68,310	7%
Operating Margin	35%	37%		37%	37%
Investments in New Businesses:
Revenues	$1,427	$1,231	16%	$4,127	$3,491	18%
Expenses	5,179	4,614	12%	14,848	13,314	12%
Operating Loss	$(3,752)	$(3,383)	NM	$(10,721)	$(9,823)	NM
(A) Percentages determined exclusive of gain from sale of subsidiary.
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

25 of 37

Private Banks

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2015	2014		2015	2014
Revenues:
Information processing and software servicing fees	$73,931	$69,325	7%	$217,373	$213,053	2%
Asset management, administration & distribution fees	34,735	35,291	(2)%	104,535	98,576	6%
Transaction-based and trade execution fees	7,614	5,531	38%	20,918	17,879	17%
Total revenues	$116,280	$110,147	6%	$342,826	$329,508	4%
Revenues increased $6.1 million, or six percent, in the three month period and increased $13.3 million, or four percent, in the nine month period ended September 30, 2015 and were primarily affected by:

•
Increased investment management fees from existing international clients during the first six months of 2015 due to increased net cash flows and higher average assets under management from favorable market conditions; and

•	Increased recurring investment processing fees from the growth in existing client assets processed on the SEI Wealth Platform; and

•	Increased trade execution fees primarily due to higher trading volumes during the third quarter 2015; partially offset by

•	Non-recurring professional services fees of $6.0 million recorded in the second quarter 2014 from a single project related to investment processing services;

•	Lower recurring investment processing fees earned on our mutual fund trading solution due to price reductions, and

•	The negative impact from foreign currency exchange rate fluctuations.
Operating margins increased to ten percent compared to nine percent in the three and nine month periods. Operating income increased by $2.4 million, or 25 percent, in the three month period and increased by $4.8 million, or 16 percent, in the nine month period and was primarily affected by:

•	An increase in revenues; and

•	Decreased salary, incentive compensation and other personnel-related costs for servicing investment processing clients; partially offset by

•	Increased direct expenses associated with increased investment management fees from existing international clients;

•	The write off of approximately $3.6 million of previously capitalized software development costs and purchased software related to the SEI Wealth Platform in the third quarter 2015;

•	Increased non-capitalized costs, mainly personnel costs, related to maintenance and enhancements to the SEI Wealth Platform;

•	Increased amortization expense related to the SEI Wealth Platform;

•	Increased direct expenses associated with the increased trade execution fees; and

•	Increased sales compensation expense due to new business activity.

26 of 37

Investment Advisors

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2015	2014		2015	2014
Revenues:
Investment management fees-SEI fund programs	$58,862	$58,510	1%	$177,463	$166,356	7%
Separately managed account fees	14,012	11,816	19%	40,404	33,226	22%
Other fees	3,364	4,143	(19)%	10,139	11,357	(11)%
Total revenues (a)	$76,238	$74,469	2%	$228,006	$210,939	8%
(a) All amounts are reflected in Asset management, administration and distribution fees except for $327 and $989 in the three months ended September 30, 2015 and 2014, respectively, and $742 and $1,934 in the nine months ended September 30, 2015 and 2014, respectively, which are reflected in Transaction-based and trade execution fees.
Revenues increased $1.8 million, or two percent, in the three month period and increased $17.1 million, or eight percent, in the nine month period ended September 30, 2015 and were primarily affected by:

•
Increased investment management fees and separately managed account program fees from existing clients due to an increase in net cash flows from new and existing advisors and higher average assets under management caused by market appreciation during the first six months of 2015; partially offset by

•	A decrease in the average basis points earned on assets due to client-directed shifts into lower fee investment products.
Operating margin decreased to 40 percent compared to 49 percent in the three month period and decreased to 45 percent compared to 49 percent in the nine month period. Operating income decreased by $6.0 million, or 16 percent, in the three month period and decreased slightly in the nine month period and was primarily affected by:

•	Increased direct expenses associated with the increased assets in our investment management programs;

•	Increased personnel costs, mainly salary, for servicing new advisors as well as increased sales compensation expense due to new business activity,

•	The write off of approximately $2.4 million of previously capitalized software development costs related to the SEI Wealth Platform in the third quarter 2015;

•	Increased non-capitalized costs, mainly personnel costs, related to maintenance and enhancements to the SEI Wealth Platform; and

•	Increased amortization expense related to the SEI Wealth Platform; partially offset by

•	An increase in revenues.

Institutional Investors
Revenues increased $2.0 million, or three percent, in the three month period and increased $11.8 million, or six percent, in the nine month period ended September 30, 2015 and were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by improved capital markets during the first six months of 2015 as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by the negative impact from foreign currency exchange rate fluctuations and client losses.

27 of 37

Operating margins decreased to 50 percent compared to 51 percent in the three month period and remained at 51 percent in the nine month period. Operating income increased slightly in the three month period and increased $7.8 million, or seven percent, in the nine month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with higher investment management fees.
Investment Managers
Revenues increased $3.5 million, or six percent, in the three month period and increased $12.7 million, or seven percent, in the nine month period ended September 30, 2015 and were primarily affected by:

•	Net positive cash flows from existing clients due to new funding along with higher valuations from improved capital markets during the first six months of 2015; and

•	Positive cash flows from new clients; partially offset by client losses.
Operating margin decreased to 35 percent compared to 37 percent in the three month period and remained at 37 percent in the nine month period. Operating income decreased slightly in the three month period and increased $4.8 million, or seven percent, in the nine month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients; and

•	Increased discretionary marketing and promotion expenses.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $12.9 million and $13.0 million in the three months ended September 30, 2015 and 2014, respectively, and $39.0 million and $36.3 million in the nine months ended September 30, 2015 and 2014, respectively.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) gain from investments	$(756)	$(478)	$(544)	$49
Interest and dividend income	846	750	2,570	2,248
Interest expense	(115)	(115)	(342)	(342)
Equity in earnings of unconsolidated affiliates	33,595	37,963	104,917	104,080
Gain on sale of subsidiary	—	—	2,791	5,582
Total other income and expense items, net	$33,570	$38,120	$109,392	$111,617
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes our less than 50 percent ownership in LSV. At September 30, 2015, our interest in LSV was approximately 39.2 percent. Our proportionate share in the earnings of LSV was $33.6 million in third quarter 2015 as compared to $38.2 million in third quarter 2014, a decrease of 12 percent. The decrease in earnings was primarily due to the decline in assets under management from LSV's existing clients from market volatility during the third quarter 2015 and a reduction in performance fees earned by LSV. LSV's average assets under management decreased $1.7 billion to $80.7 billion during the three months ended September 30, 2015 as compared to $82.4 billion during the three months ended September 30, 2014, a decline of two percent. In the nine months ended September 30, 2015, our proportionate share in the earnings of LSV increased slightly to $106.3 million as compared to $105.0 million in the nine months ended September 30, 2014, mainly from market appreciation of assets under management by LSV and increased performance fees during the first six months of 2015.
Gain on sale of subsidiary
We recorded gains of $2.8 million and $5.6 million during the nine months ended September 30, 2015 and 2014, respectively, from the the sale of our ownership interests in SEI AK. These gains are included in Gain on sale of subsidiary on the

28 of 37

accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).
Income Taxes
Our effective tax rate was 34.1 percent and 34.7 percent for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, our effective tax rate was 35.1 percent and 35.4 percent, respectively. The decrease in our tax rate relates to the decrease in state taxes due to state tax planning. The Research and Development Tax Credit had expired for both nine month periods ended September 15, 2015 and 2014. If the Research and Development Tax Credit is reinstated for 2015, the tax credit will lower our tax rate in the period of enactment.
Fair Value Measurements
The fair value of our financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of our financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. We did not have any financial liabilities at September 30, 2015 or December 31, 2014 (See Note 5 to the Notes to Consolidated Financial Statements).
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

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$274,483	$244,318
Net cash used in investing activities	(56,883)	(45,981)
Net cash used in financing activities	(229,491)	(195,273)
Effect of exchange rate changes on cash and cash equivalents	(7,966)	(3,423)
Net decrease in cash and cash equivalents	(19,857)	(359)
Cash and cash equivalents, beginning of period	667,446	578,273
Cash and cash equivalents, end of period	$647,589	$577,914
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At September 30, 2015, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.

29 of 37

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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of October 16, 2015, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $440.7 million.
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
Cash flows from operations increased $30.2 million in the first nine months of 2015 compared to the first nine months of 2014. Our cash flows from operations increased primarily due to the increase in our net income, an increase in the distribution payments received from LSV and the non-cash adjustment for the write off of assets related to the SEI Wealth Platform.
Cash flows from investing activities decreased $10.9 million in the first nine months of 2015 compared to the first nine months of 2014. Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first nine months of 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014
Purchases	$(34,040)	$(42,305)
Sales and maturities	34,111	45,357
Net investing activities from marketable securities	$71	$3,052

•
The capitalization of costs incurred in developing computer software. We capitalized $22.5 million of software development costs in the first nine months of 2015 as compared to $26.2 million in the first nine months of 2014. Amounts capitalized primarily include costs for significant enhancements for the expanded functionality of the SEI Wealth Platform.

•
Capital expenditures. Our capital expenditures in the first nine months of 2015 were $35.7 million as compared to $26.4 million in the first nine months of 2014. Our expenditures in 2015 primarily include purchased software and equipment for our data center operations. We intend to complete relocation of our London operations to a new facility during the fourth quarter 2015. The total cost of the improvements to this facility is estimated to be at least $14.8 million, of which $8.4 million has been expended. Our expenditures in 2014 also include approximately $7.0 million for the expansion of our corporate headquarters which was completed in the third quarter.

Cash flows from financing activities decreased $34.2 million in the first nine months of 2015 compared to the first nine months of 2014. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We

30 of 37

had total capital outlays of $213.3 million during the first nine months of 2015 and $215.8 million during the first nine months of 2014 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $52.3 million in proceeds from the issuance of our common stock during the first nine months of 2015 as compared to $81.4 million during the first nine months of 2014. The decrease in proceeds is primarily attributable to a lower level of stock option exercise activity.

•	Dividend payments. Cash dividends paid were $80.0 million in the first nine months of 2015 as compared to $74.3 million in the first nine months of 2014.
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

31 of 37

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
Compliance with existing and future regulations and responding to and complying with recent increased regulatory activity affecting broker-dealers, investment advisors, investment companies, financial institutions and their service providers could have a significant impact on us. We periodically undergo regulatory examinations and respond to regulatory inquiries and document requests. In addition, recent legislative activity in the United States (including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and attendant rule making activities) and in other jurisdictions (including the European Union, the United Kingdom and the Republic of Ireland) have made and continue to make, extensive changes to the laws regulating financial services firms. As a result of these examinations, inquiries and requests, as a result of increased civil litigation activity, and as a result of these new laws and regulations, we engage legal counsel, review our compliance procedures, solution and service offerings, and business operations, and make changes as we deem necessary. These additional activities and required changes may result in increased expense or may reduce revenues.
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

32 of 37

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In a third East Baton Rouge action, brought as a class action, SEI and SPTC filed exceptions, which the Court granted in part, dismissing the claims under the Louisiana Unfair Trade Practices Act. Plaintiffs then filed a motion for class certification, and SEI and SPTC also filed a motion for summary judgment. The Court deferred the motion for summary judgment, stating that the motion would not be set for hearing until after the hearing on class certification. After the Court held a hearing on class certification, it certified a class composed of persons who purchased or renewed any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009 or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. SEI and SPTC filed motions for appeal from the class certification judgments. On February 1, 2013, plaintiffs filed a motion for Leave to File a First Amended and Restated Class Action Petition in which they asked the Court to allow them to amend the petition and add claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by seeking dismissal of the action. On March 11, 2013, the newly-added insurance carrier defendants removed the case to the Middle District of Louisiana. SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. Plaintiffs filed a motion to remand the action to state court. On March 25, 2013, SEI filed a motion requesting that the federal court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of the jurisdictional issue. On August 7, 2013, the MDL Panel transferred the matter against SEI to the Northern District of Texas. On October 1, 2014, SEI filed a renewed motion to dismiss in the Northern District of Texas, and on October 6, 2014, the District Court denied plaintiffs’ motion to remand. On June 17, 2015, the Court denied the motion to dismiss, and on June 24, 2015 set a briefing schedule for SEI and SPTC’s motion challenging the Louisiana court’s decision to certify a class, which motion was filed on July 15, 2015. SEI and SPTC filed their answer on July 1, 2015, and this case is now pending in the Northern District of Texas. On July 15, 2015, SEI and SPTC also filed motions seeking reconsideration of the District Court’s June 17 denial of the motion to dismiss or, in the alternative, seeking leave to pursue an interlocutory appeal of certain elements of the denial, as well as a motion seeking partial judgment on the pleadings pursuant to Federal Rule of Civil Procedure 12(c) with respect to claims brought under Section 712(D) of the Louisiana Securities Law. On September 22, 2015, the District Court granted SEI and SPTC’s motion for reconsideration of the June 17 denial of the motion to dismiss and dismissed plaintiffs’ claims under Section 714(A) of the Louisiana Securities Law, but declined to dismiss, or certify for interlocutory appeal, plaintiffs’ claims under Section 714(B) of the Louisiana Securities Law. Identifying information for the this case is Lillie v. Stanford Trust Company, et al., U. S. District Court for the Northern District of Texas, Civil Action No: 3:13-CV-03127.
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

34 of 37

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
A lawsuit entitled Steven Curd and Rebel Curd v. SEI Investments Management Corporation was filed against SIMC in the United States District Court for the Eastern District of Pennsylvania on December 11, 2013. On August 28, 2014, the Court granted SIMC’s motion to dismiss the initial complaint in the lawsuit, but also granted plaintiffs leave to amend the complaint. On October 2, 2014, plaintiffs filed an amended complaint. In the amended complaint, SEI Investments Global Funds Services (SGFS) was added as a defendant. The plaintiffs bring the case as a shareholder derivative action against SIMC and SGFS on behalf of certain SEI funds. The claims are based on Section 36(b) of the Investment Company Act of 1940, as amended, which allows shareholders of a mutual fund to sue the investment adviser of the fund or its affiliates for an alleged breach of fiduciary duty with respect to compensation received by the adviser or its affiliates. The plaintiffs have brought the suit against SIMC and SGFS with respect to five specific SEI Funds: the High Yield Bond, Tax-Managed Large Cap, and Tax-Managed Small/Mid Cap Funds, each of which is a series of the SEI Institutional Managed Trust, the Intermediate Term Municipal Fund, which is a series of the SEI Tax Exempt Trust, and the International Equity Fund, which is a series of the SEI Institutional International Trust (the SEI Funds). The plaintiffs seek: (1) damages for the SEI Funds in the amount of the alleged “excessive” fees earned by SIMC and SGFS beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees; (2) orders declaring that SIMC and SGFS allegedly violated Section 36(b) and enjoining SIMC and SGFS from further alleged violations; and (3) rescission of SIMC’s and SGFS’s contracts with the funds, and restitution of all allegedly excessive fees paid beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees. On November 24, 2014, SIMC and SGFS filed a motion to dismiss the amended complaint. On July 13, 2015, the Court denied the motion to dismiss with respect to SIMC, and granted the motion to dismiss with respect to SGFS. On September 18, 2014, plaintiffs filed a second amended complaint seeking to cure the deficiency in the complaint regarding SGFS. While the outcome of this litigation is uncertain given its early phase, SIMC and SGFS believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuit vigorously, and SIMC and SGFS are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit. Identifying information for the Curd case is Steven Curd, et. al. v. SEI Investments Management Corporation, et. al., U.S. District Court for the Eastern District of Pennsylvania, Case No. 2: 13-CV-07219.
On November 26, 2014, a Writ of Summons was issued to two of our subsidiaries, SEI Investments - Global Fund Services Limited (GFSL) and SEI Investments - Trustee & Custodial Services (Ireland) Limited (T&C), to appear before the Court of First Instance Antwerp, Belgium. The plaintiffs in this case allege that through their initial investments in collective investment funds domiciled in Netherlands and subsequent transfer of claim rights to a Belgium domiciled partnership, they are beneficial owners of a portfolio of life settlement policies (the Portfolio) which lapsed due to a failure to make premium payments. The plaintiffs seek to recover jointly and severally from nine defendants including GFSL and T&C, damages of approximately $84 million. GFSL and T&C’s involvement in the litigation appears to arise out of their historical provision of administration and custody services, respectively, to the Strategic Life Settlement Fund PLC, who, together with its managers, appear to be the principal defendants in this claim. While the outcome of this action is uncertain given its early phase and the lack of specific theories of liability asserted against GFSL and T&C, each of GFSL and T&C believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuit vigorously, and GFSL and T&C are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.

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

Information regarding the repurchase of common stock during the three months ended September 30, 2015 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2015	151,000	$52.24	151,000	$168,468,474
August 2015	675,000	51.46	675,000	133,731,684
September 2015	875,000	49.27	875,000	90,620,776
Total	1,701,000	50.40	1,701,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated October 21, 2015 of SEI Investments Company related to the Company's financial and operating results for the third quarter ended September 30, 2015.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

36 of 37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	October 21, 2015	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

37 of 37