Form 10-K
period 2015-12-31
SEI INVESTMENTS CO
filed 2016-02-22
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $6.4 billion based on the closing price of $49.03 as reported by NASDAQ on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the common stock of the registrant.
The number of shares outstanding of the registrant's common stock, as of the close of business on January 29, 2016:

Common Stock, $.01 par value	163,649,718

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:

1.
The definitive proxy statement relating to the registrant’s 2016 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

SEI Investments Company
Fiscal Year Ended December 31, 2015

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
Item 1. Business.
Overview
SEI (NASDAQ: SEIC) is a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors, institutional investors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. As of December 31, 2015, through its subsidiaries and partnerships in which the company has a significant interest, SEI manages or administers $670.3 billion in mutual fund and pooled or separately managed assets, including $262.5 billion in assets under management and $407.8 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $78.3 billion of assets which are included as assets under management.
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
We began to adapt these solutions, and develop new investment management solutions, for selected global markets in the 1990s, including: investment advisors, retirement plan sponsors and institutional investors, asset management distribution firms, investment managers and affluent individual investors. Today, we serve approximately 8,200 clients in the United States, Canada, the United Kingdom, continental Europe, South Africa and East Asia.
In each of these markets, we have combined our core competencies - investment processing, investment management and investment operations - to deliver broader and more strategic solutions for clients and markets. Today, we offer a global wealth platform and investment services for private banks and wealth services firms; a complete wealth platform for operating an investment advisory business; a comprehensive fiduciary management solution for retirement plan sponsors and institutional investors; a total operational outsourcing solution for investment managers and a complete life and wealth solution for ultra-high-net-worth families.

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

Business Solutions
Investment Processing
Investment processing solutions consist of application and business process outsourcing services, professional services and transaction-based services. We offer these services to providers of institutional and private-client wealth management services, including banks, trust companies, independent wealth advisers and other financial services firms. We also deliver these solutions, combined with our investment management programs, to investment advisors and other financial services firms that provide wealth management services to their advisory clients.
Application services are delivered through two proprietary software applications: TRUST 3000® and the SEI Wealth PlatformSM (the SEI Wealth Platform or the Platform). We own, maintain and operate these applications and associated information processing infrastructure and facilities, and are responsible for customer support. We design and develop enhancements to these proprietary applications. Through our wholly-owned subsidiaries, we also provide business-process outsourcing services including custodial and sub-custodial services, and back-office accounting services integrated with these software applications.
The TRUST 3000 product is a comprehensive trust and investment accounting system that provides securities processing and investment accounting for all types of domestic and global securities, and support for multiple account types, including personal trust, corporate trust, institutional trust and non-trust investment accounts.
The SEI Wealth Platform provides a global, unified and scalable platform for operating a wealth management business. This comprehensive solution includes investment processing and infrastructure services, and advanced capabilities to support wealth advisory, asset management, and wealth administration functions. The Platform provides global wealth management capabilities including a 24/7 operating model, global securities processing, and multi-currency accounting and reporting. Built around a client-centric relationship model, the Platform has an open architecture and supports workflow management and straight-through processing. We began delivering the SEI Wealth Platform to private banks and independent wealth advisers in the United Kingdom in 2007 and to banks in the United States in 2012. We have also implemented select groups of existing investment advisor clients in the United States.
Investment processing revenues are earned as monthly fees for contracted services including software licenses, information processing and business-process outsourcing. Revenues are primarily earned based upon the type and number of investor accounts serviced or as a percentage of the market value of the clients’ assets processed. These revenues are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations.
Professional services revenues are earned from contracted, project-oriented services, including client implementations, and are recognized in Information processing and software servicing fees on the accompanying Consolidated Statements of Operations.
We also offer transaction execution services through our proprietary software applications. Fees are earned primarily from commissions earned on securities trades executed on behalf of clients. These revenues are recognized as Transaction-based and trade execution fees on the accompanying Consolidated Statements of Operations.
Investment Management Programs
Investment management programs consist of money market, fixed-income and equity mutual funds, collective investment products, alternative investment portfolios and separately managed accounts. Through our wholly owned subsidiaries, we serve as sponsor, administrator, transfer agent, investment advisor, distributor and shareholder servicer for many of these products. We distribute these programs through investment advisory firms, including investment advisors and banks, and directly to institutional and individual investors.
These investment products are used to formulate an investment strategy tailored to meet the needs of different investors, taking into consideration their objectives and risk tolerances. Our clients or our client’s clients are the investors in these products. Investors typically invest in a globally diversified portfolio that consists of multiple asset classes and investment styles.
We have expanded these investment management programs to include other consultative, operational and technology components, and have created comprehensive solutions tailored to the needs of a specific market. These components may include investment strategies, consulting services, administrative and processing services and technology tools.
As of December 31, 2015, SEI managed $184.1 billion in assets including: $137.4 billion invested in fixed-income and equity funds and separately managed account programs; $32.2 billion invested in collective trust fund programs and $14.5 billion invested in liquidity or money market funds. An additional $78.3 billion in assets is managed by our unconsolidated affiliate LSV, a registered investment advisor that specializes in a value equity management style for their clients.
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
As of December 31, 2015, we administered $407.8 billion in client assets for traditional and alternative investment fund products, including mutual funds, hedge funds and private equity funds. Revenues from these products are primarily earned as a percentage of net assets under administration.
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
The percentage of consolidated revenues generated by each business segment for the last three years was:

	2015	2014	2013
Private Banks	34%	35%	35%
Investment Advisors	23%	22%	21%
Institutional Investors	22%	22%	23%
Investment Managers	20%	20%	20%
Investments in New Businesses	1%	1%	1%
	100%	100%	100%
Private Banks
The Private Banks segment delivers a comprehensive outsourcing solution integrating investment processing services, investment management and distribution programs, and business expertise to banks and trust institutions, independent wealth advisers and financial advisors worldwide.
We offer TRUST 3000 investment processing as an application solution (Software-as-a-Service, or SaaS) or as a business processing solution. Application solution clients outsource investment processing software services and information processing to SEI, but retain responsibility for back-office investment operations. Business processing solution clients also outsource investment operations, including custody and safekeeping of certain assets, income collection, securities settlement and other back-office accounting activities.
Contracts with TRUST 3000 clients have initial terms that are generally three to seven years in length. At December 31, 2015, we had significant relationships with 96 bank and trust institutions in the United States. Our principal competitors for this business are: Fidelity National Information Services, Inc. (FIS), State Street Corporation, Fi-Tek LLC, Charles Schwab & Co., Inc. and Fidelity Investments. Many large financial institutions develop, operate and maintain proprietary investment and trust accounting systems. We consider these “in-house” solutions to be a form of competition.

Our marketing efforts in this segment are focused on the SEI Wealth Platform, as we now have an installed base of operating clients in both the United Kingdom and the United States. We believe the Platform addresses the needs of large global wealth managers. The Platform enables them to manage the growing complexity of their operations, replace legacy platforms, comply with complex regulations, and make more effective use of capital by outsourcing wealth management services.
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
In 2015, we signed an existing TRUST 3000 client to be the first large national bank to implement the SEI Wealth Platform, and the first client to operate the Platform as an SaaS solution. This will be a multi-year conversion due to the client’s size, the development work involved to expand the Platform to be offered as a SaaS solution, and the scope of integration activities required. While executing this large-scale implementation, we will continue to install other signed clients. We will also continue to manage our current TRUST 3000 relationships toward eventual conversion to the Platform.
Contracts with SEI Wealth Platform clients have initial terms that are generally five to seven years in length. At December 31, 2015, we had significant relationships with 27 banks, independent wealth advisers and other wealth managers located in the United Kingdom and the United States. Our principal competitors for this business, in addition to those named above, are: Pershing LLC, FNZ UK Ltd., Temenos Group AG, Avaloq, SS&C Technologies, Fiserv, Inc. and smaller technology firms. We also consider “in-house” solutions to be a form of competition.
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
We estimate we have business relationships with approximately 333 banks, wealth managers and other financial services intermediaries at December 31, 2015. Our definition of an asset management distribution client for this segment includes financial intermediaries who have exceeded a minimal level of customer assets invested in our investment products. With the growth of our business, the minimal level of customer assets which defines a "business relationship" is adjusted from time to time. Our business is primarily based on approximately 92 asset management distribution clients who, at December 31, 2015, had at least $5.0 million each in customer assets invested in our programs. We also had single-product relationships with approximately 90 additional banks and trust institutions. The principal competitors for this business are: Federated Investors, Inc., Russell Investment Group, Fidelity Investments, Franklin Templeton Investments, discretionary portfolio managers and various multi-manager investment programs offered by other firms. We also consider “in-house” proprietary asset management capabilities to be a form of long-term competition.
Investment Advisors
The Investment Advisors segment offers investment management solutions throughout the United States to registered investment advisors, financial planners and life insurance agents, many of whom are registered with independent broker-dealers. These solutions include our investment management programs and back-office investment processing outsourcing services and are usually offered on a bundled basis. We also help advisors manage and grow their businesses by giving them access to our marketing support programs and our practice management services which include, for example, workflow recommendations, succession planning advice, business assessment assistance and recommended management practices. We believe our solutions help investment advisors reduce risk, improve quality and gain operational efficiency which allows them to devote more of their resources to acquiring new clients and achieving better outcomes for their existing clients.
Advisors are responsible for the investor relationship which includes creating financial plans, implementing investment strategies and educating and servicing their customers. Advisors may customize portfolios to include separate account managers provided through our programs as well as SEI-sponsored mutual funds. Our wealth and investment programs are designed to be attractive to affluent or high-net-worth individual investors and small to medium-sized institutional retirement plans.
We continually enhance our offering to meet the emerging needs of our advisors and their end clients. We anticipate the enhanced service offerings enabled through the SEI Wealth Platform will provide a more diverse range of back-office, front-office and client-facing investment processing outsourcing services and investment management solutions. In 2015, we began the official launch of the SEI Wealth Platform and expect to convert larger, more sophisticated advisors onto the Platform in 2016 and beyond. We will also continue our focus on recruiting new advisors and improving net cash flows into our investment management programs.
We estimate we have business relationships with approximately 6,900 financial advisors at December 31, 2015. Our definition of a client for this segment includes financial advisors who have exceeded a minimal level of customer assets invested in our investment products. With the growth of our business, the minimal level of customer assets which defines a "business relationship" is adjusted from time to time. Our business is primarily based on approximately 1,725 investment advisors who, at December 31, 2015, had at least $5.0 million each in customer assets invested in our programs. Revenues are earned largely as a percentage of average assets under management.
The principal competition for our investment management products is from other money managers, other turnkey asset management providers, mutual fund companies, custody service providers and the proprietary investment management programs of broker dealers. In the advisor distributor channel, the principal competitors include AssetMark Investment Services Inc., Brinker Capital, EnvestNet Asset Management, Inc., Fidelity Investments, TD Ameritrade, Charles Schwab & Co., Inc., and other broker-dealers. As we introduce the Platform, we expect to more directly compete with custody service providers.
Institutional Investors
The Institutional Investors segment offers fiduciary management solutions (sometimes referred to as Outsourced Chief Investment Officer - OCIO solutions) for retirement plan sponsors, healthcare systems, and not-for-profit organizations globally. We have a broadly experienced team with specific expertise in defined benefit plans, defined contribution plans, endowments, foundations and balance sheet assets.
Our clients benefit from solutions that combine the breadth of SEI’s investment management, administration, and advisory services. Depending on their needs, objectives, and risk tolerance, clients can elect to retain control of, or outsource, specific management functions. As a result, they can integrate SEI’s investment process, plan administration services, and advisory services into their existing best practices. Our approach is designed to reduce business risk, provide ongoing due diligence, and increase operational efficiency.
SEI’s open architecture investment management approach provides access to manager research, manager selection and monitoring, portfolio construction and discretionary management. Plan administration services include trustee, custodial, and benefit payment services. Advisory services include scenario modeling and customization of an asset allocation plan that is designed to meet long-term objectives.
In 2016, we expect to continue to build a globally diversified institutional client base, provide our clients with value-added advice and discretionary services, and place increased emphasis on defined contribution fiduciary management sales opportunities.
Fees are primarily earned as a percentage of average assets under management calculated using the average of the four month ending balances preceding the billing date. At December 31, 2015, we had relationships with approximately 470 investment management clients. The principal competitors for this segment are Mercer, Aon Hewitt, Willis Towers Watson, Russell Investments, Northern Trust Company and other investment consultants.
Investment Managers
The Investment Managers segment supplies investment organizations of all types with the advanced operating infrastructure they need to be competitive while navigating a host of business and regulatory challenges. Our comprehensive global operations platform provides asset managers with customized and integrated capabilities in the areas of fund administration, fund accounting, data and information management, investment operations, risk management and compliance support.
We work with a diverse and sophisticated group of traditional, alternative and sovereign wealth managers, including approximately one-third of the top 100 managers worldwide. Clients choose our full-service offering because of its flexibility, speed and ability to support their diverse business needs across multiple product types and structures, investment strategies and asset classes. Our investment manager clients offer a variety of packaging types, including hedge funds, private equity funds, mutual funds, separate accounts, ETFs, UCITS, unit trusts and closed-end funds. For clients who desire to manage assets within a collective investment trust, we offer trustee and investment management services in addition to the aforementioned administration services. Because our operational platform enables managers to view their business in such a comprehensive and integrated way, it gives them more insight and thus control over their business risks and results.
Over the past few years, investors have faced multiple market crises and rising volatility. Investment managers have responded with a range of innovative products designed to better manage volatility and downside risk, and many now offer alternatives to the pure long-only investing strategy historically used in traditional markets. Additionally, as competitiveness will increasingly be based on capabilities other than just investment expertise, we have offered managers solutions that help them gain scale and efficiency, run their businesses more intelligently, and be more responsive to investor needs. We also continually enhance our solutions to anticipate and adapt to economic, regulatory and industry changes.
In 2016, we expect to continue our efforts to add new asset managers, grow our existing relationships, expand into new markets and further develop our solutions and global operations platform.
Contracts for our fund administration outsourcing services generally have terms ranging from three to five years. Fees are primarily earned as a percentage of average assets under management and administration. A portion of the revenues for this segment is earned as account servicing fees. At December 31, 2015, we had relationships with approximately 256 investment management companies and alternative investment managers. Our competitors vary according to the asset class or solution provided and include large global custodian banks such as State Street, BNY Mellon and Northern Trust as well as independently owned firms such as SS&C Technologies and Citco.
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
Research and Development
We are devoting significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms and new investment products and services. Our research and development expenditures for the last three years were:

(all dollar amounts in thousands)	2015	2014	2013
Research and development expenditures	$102,923	$98,622	$91,839

Capitalization of costs incurred in developing computer software	$29,416	$34,877	$30,700

Research and development expenditures as a percentage of revenues	7.7%	7.8%	8.2%
The capitalization of costs incurred in developing computer software in 2013 is exclusive of a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for functionality utilized by the SEI Wealth Platform (See Note 1 to the Consolidated Financial Statements for more information). Our research and development expenditures are included in Compensation, benefits and other personnel and Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.
The majority of our research and development spending is related to building the SEI Wealth Platform, which combines business service processing with asset management and distribution services. The Platform offers to our customers a client-centric, rather than an account-centric, process with model-based portfolio management services through a single platform. The Platform utilizes our proprietary applications with those built by third-party providers and integrates them into a single technology solution, providing a common user experience. This integration supports straight-through business processing and enables the transformation of our clients’ wealth services from operational investment processing services to client value-added services.
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
The Platform will eventually be used at some level by most of our business segments representing a significant upgrade to our infrastructure. The Platform will enable SEI and our clients to manage the entire lifecycle of wealth services through a single solution. The workflow automation, firm’s business rules and straight through processing to the street will dramatically change the client experience, help firms manage risk and allow for greater transparency.
The Investment Managers segment is enhancing its business solutions to provide services to other areas of the investment firm. The new platform being developed exclusively for this segment includes components that leverage upon the current infrastructure and add significant enhancements that will aggregate, transact and process data. This platform will significantly enhance data integration and aggregation capabilities, data management services, governance, regulatory, risk and compliance reporting and a more efficient customer data warehouse.
Marketing and Sales
Our business solutions are directly marketed to potential clients in our target markets. At January 29, 2016, we employed approximately 100 sales representatives who operate from offices located throughout the United States, Canada, the United Kingdom, continental Europe, South Africa, Asia and other locations.
Customers
In 2015, no single customer accounted for more than ten percent of revenues in any business segment.
Personnel
At January 29, 2016, we had 2,926 full-time and 59 part-time employees. Employee unions do not represent any of our employees. Management considers employee relations to be generally good.
Regulatory Considerations
Our principal, regulated wholly-owned subsidiaries are SEI Investments Distribution Co., or SIDCO, SEI Investments Management Corporation, or SIMC, SEI Private Trust Company, or SPTC, SEI Trust Company, or STC, and SEI Investments (Europe) Limited, or SIEL. SIDCO is a broker-dealer registered with the SEC under the Securities and Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, Inc. (FINRA). SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940 and with the Commodity Futures Trading Commission (CFTC) under the Commodity Futures Exchange Act. SPTC is a limited purpose federal thrift chartered and regulated by the Office of the Comptroller of the Currency. STC is a Pennsylvania trust company, regulated by the Pennsylvania Department of Banking and Securities. SIEL is an investment manager and financial institution subject to regulation by the Financial Conduct Authority of the United Kingdom. In addition, various SEI subsidiaries are subject to the jurisdiction of regulatory authorities in Canada, the Republic of Ireland and other foreign countries. The Company has a minority ownership interest of approximately 39.2 percent in LSV, which is also an investment advisor registered with the SEC.
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
Compliance with existing and future regulations and responding to and complying with recent increased regulatory activity affecting broker-dealers, investment advisors, investment companies, financial institutions and their service providers could have a significant impact on us. We periodically undergo regulatory examinations and respond to regulatory inquiries and document requests. In addition, recent legislative activity in the United States (including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and attendant rule making activities) and in other jurisdictions (including the European Union and the United Kingdom) have made and continue to make extensive changes to the laws regulating financial services firms. As a result of these examinations, inquiries and requests, as a result of increased civil litigation activity, and as a result of these new laws and regulations, we engage legal counsel, review our compliance procedures, solution and service offerings, and business operations, and make changes as we deem necessary. These additional activities and required changes may result in increased expense or may reduce revenues.
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
We are exposed to product development risk. We continually strive to increase revenues and meet our customers' needs by introducing new products and services. As a result, we are subject to product development risk, which may result in loss if we are unable to develop and deliver products to our target markets that address our clients' needs and that are developed on a timely basis and reflect an attractive value proposition. The majority of our product development risk pertains to the SEI Wealth Platform, which provides a global, unified and scalable platform for operating a wealth management business. It is designed to improve client experience capabilities and strengthen operating efficiencies by providing straight through business processing solutions and transform the front, middle and back office operations that exist today. New product development is primarily for the purpose of enhancing our competitive position in the industry. In the event that we fail to develop products or services at an acceptable cost or on a timely basis or if we fail to deliver products and services which are of sound, economic value to our clients and our target markets, or an inability to support the product in a cost-effective and compliant manner, we may recognize significant financial losses.

In 2015, we signed an existing client to be the first large national bank to implement the SEI Wealth Platform, and the first client to operate the Platform as an SaaS solution. This will be a multi-year conversion due to the client’s size, the development work involved to expand the Platform to be offered as a SaaS solution, and the scope of integration activities required. The failure to develop and implement the contractually-agreed upon services on a timely basis for this client may result in significant financial losses and may negatively impact our ability to generate future growth in revenues derived from the SEI Wealth Platform.
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
We are exposed to operational risks. Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, inefficiencies in our operational business units, business disruptions and inadequacies or breaches in our internal control processes. We operate different businesses in diverse markets and are reliant on the ability of our employees and systems to process large volumes of transactions often within short time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, we could suffer significant financial loss, regulatory sanctions or damage to our reputation. In order to mitigate and control operational risk, we continue to enhance policies and procedures that are designed to identify and manage operational risk.
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
In addition, we provided an unsecured guaranty for $45.0 million of the obligations of LSV Employee Group III in connection with their purchase of a partnership interest in LSV, of which $21.5 million remains outstanding at December 31, 2015. The ability of LSV Employee Group III to successfully repay their loan obligation subject to our guaranty is dependent upon the level of quarterly partnership distribution payments from LSV. In the event that LSV Employee Group III does not receive sufficient partnership distribution payments from LSV or is otherwise unable to meet all of their financial obligations regarding the loan, the lenders have the right to seek payment from us for the outstanding obligations. The repayment of such obligations related to our guaranty agreement may negatively affect our operating results, liquidity and financial condition.
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
Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be adversely affected by changes in tax laws or the interpretation of tax laws. We are subject to possible examinations of our income tax returns by the Internal Revenue Service and state and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes; however, there can be no assurance that the final determination of any examination will not have an adverse effect on our operating results or financial position.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located in Oaks, Pennsylvania and consists of nine buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompass approximately 524,000 square feet of office space and 34,000 square feet of data center space. We lease other offices which aggregate 144,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.

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
In a third East Baton Rouge action, brought as a class action, SEI and SPTC filed exceptions, which the Court granted in part, dismissing the claims under the Louisiana Unfair Trade Practices Act. Plaintiffs then filed a motion for class certification, and SEI and SPTC also filed a motion for summary judgment. The Court deferred the motion for summary judgment, stating that the motion would not be set for hearing until after the hearing on class certification. After the Court held a hearing on class certification, it certified a class composed of persons who purchased or renewed any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009 or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. SEI and SPTC filed motions for appeal from the class certification judgments. On February 1, 2013, plaintiffs filed a motion for Leave to File a First Amended and Restated Class Action Petition in which they asked the Court to allow them to amend the petition and add claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by seeking dismissal of the action. On March 11, 2013, the newly-added insurance carrier defendants removed the case to the Middle District of Louisiana. SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. Plaintiffs filed a motion to remand the action to state court. On March 25, 2013, SEI filed a motion requesting that the federal court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of the jurisdictional issue. On August 7, 2013, the MDL Panel transferred the matter against SEI to the Northern District of Texas. On October 1, 2014, SEI filed a renewed motion to dismiss in the Northern District of Texas, and on October 6, 2014, the District Court denied plaintiffs’ motion to remand. On June 17, 2015, the Court denied the motion to dismiss, and on June 24, 2015 set a briefing schedule for SEI and SPTC’s motion challenging the Louisiana court’s decision to certify a class, which motion was filed on July 15, 2015. SEI and SPTC filed their answer on July 1, 2015, and this case is now pending in the Northern District of Texas. On July 15, 2015, SEI and SPTC also filed motions seeking reconsideration of the District Court’s June 17 denial of the motion to dismiss or, in the alternative, seeking leave to pursue an interlocutory appeal of certain elements of the denial, as well as a motion seeking partial judgment on the pleadings pursuant to Federal Rule of Civil Procedure 12(c) with respect to claims brought under Section 712(D) of the Louisiana Securities Law. On September 22, 2015, the District Court granted SEI and SPTC’s motion for reconsideration of the June 17 denial of the motion to dismiss and dismissed plaintiffs’ claims under Section 714(A) of the Louisiana Securities Law, but declined to dismiss, or certify for interlocutory appeal, plaintiffs’ claims under Section 714(B) of the Louisiana Securities Law. On November 4, 2015, the District Court granted SEI and SPTC's motion to dismiss plaintiff's claims under Section 712(D) of the Louisiana Securities Law. Consequently, the only claims of plaintiffs still pending before the District Court are plaintiff's claims for secondary liability against SEI and SPTC under Section 714(B) of the Louisiana Securities Law.
Identifying information for the this case is Lillie v. Stanford Trust Company, et al., U.S. District Court for the Northern District of Texas, Civil Action No: 3:13-CV-03127.
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
On October 2, 2014, plaintiffs filed an amended complaint. In the amended complaint, SEI Investments Global Funds Services (SGFS) was added as a defendant. The plaintiffs bring the case as a shareholder derivative action against SIMC and SGFS on behalf of certain SEI funds. The claims are based on Section 36(b) of the Investment Company Act of 1940, as amended, which allows shareholders of a mutual fund to sue the investment adviser of the fund or its affiliates for an alleged breach of fiduciary duty with respect to compensation received by the adviser or its affiliates. The plaintiffs have brought the suit against SIMC and SGFS with respect to five specific SEI Funds: the High Yield Bond, Tax-Managed Large Cap, and Tax-Managed Small/Mid Cap Funds, each of which is a series of the SEI Institutional Managed Trust, the Intermediate Term Municipal Fund, which is a series of the SEI Tax Exempt Trust, and the International Equity Fund, which is a series of the SEI Institutional International Trust (the SEI Funds). The plaintiffs seek: (1) damages for the SEI Funds in the amount of the alleged “excessive” fees earned by SIMC and SGFS beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees; (2) orders declaring that SIMC and SGFS allegedly violated Section 36(b) and enjoining SIMC and SGFS from further alleged violations; and (3) rescission of SIMC’s and SGFS’s contracts with the funds, and restitution of all allegedly excessive fees paid beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees. On November 24, 2014, SIMC and SGFS filed a motion to dismiss the amended complaint. On July 13, 2015, the Court denied the motion to dismiss with respect to SIMC, and granted the motion to dismiss with respect to SGFS. On September 18, 2015, plaintiffs filed a second amended complaint reinstating SGFS as a defendant in the case. The parties are currently engaged in discovery, which is expected to be completed in the fall of 2017. While the outcome of this litigation is uncertain given its early phase, SIMC and SGFS believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuit vigorously, and SIMC and SGFS are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit. Identifying information for the Curd case is Steven Curd, et. al. v. SEI Investments Management Corporation, et. al., U.S. District Court for the Eastern District of Pennsylvania, Case No. 2: 13-CV-07219.
On November 26, 2014, a Writ of Summons was issued to two of our subsidiaries, SEI Investments - Global Fund Services Limited (GFSL) and SEI Investments - Trustee & Custodial Services (Ireland) Limited (T&C), to appear before the Court of First Instance Antwerp, Belgium. The plaintiffs in this case allege that through their initial investments in collective investment funds domiciled in Netherlands and subsequent transfer of claim rights to a Belgium domiciled partnership, they are beneficial owners of a portfolio of life settlement policies (the Portfolio) which lapsed due to a failure to make premium payments. The plaintiffs seek to recover jointly and severally from nine defendants including GFSL and T&C, damages of approximately $84 million. GFSL and T&C’s involvement in the litigation appears to arise out of their historical provision of administration and custody services, respectively, to the Strategic Life Settlement Fund PLC, who, together with its managers, appear to be the principal defendants in this claim. On December 4, 2015, the Belgium Court dismissed plaintiff's claims for a lack of jurisdiction. On December 22, 2015, the plaintiffs appealed the dismissal.
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

2015	High	Low	Dividends
First Quarter	$44.66	$38.12	$—
Second Quarter	50.75	43.26	0.24
Third Quarter	55.48	46.29	—
Fourth Quarter	55.10	47.31	0.26

2014	High	Low	Dividends
First Quarter	$35.57	$32.38	$—
Second Quarter	33.80	29.93	0.22
Third Quarter	38.14	31.90	—
Fourth Quarter	41.22	32.95	0.24
According to the records of our transfer agent, there were 310 holders of record of our common stock on January 29, 2016. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
For information on our equity compensation plans, refer to Note 8 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.
ASSUMES $100 INVESTED ON JANUARY 1, 2011 & DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31,

Issuer Purchases of Equity Securities:
Our Board of Directors has authorized the repurchase of up to $2.878 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program (See Note 8 to the Consolidated Financial Statements).
Information regarding the repurchase of common stock during the three months ended December 31, 2015 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – 31, 2015	50,000	$50.97	50,000	$88,072,000
November 1 – 30, 2015	448,000	53.50	448,000	64,095,000
December 1 – 31, 2015	970,000	52.54	970,000	113,126,000
Total	1,468,000	52.78	1,468,000
Item 6. Selected Financial Data.
(In thousands, except per-share data)
This table presents selected consolidated financial information for the five-year period ended December 31, 2015. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Year Ended December 31,	2015	2014	2013	2012	2011
Revenues	$1,334,208	$1,266,005	$1,126,132	$992,522	$929,727
Total expenses	975,995	913,221	877,723	780,956	725,662
Income from operations	358,213	352,784	248,409	211,566	204,065
Other income (expense)	142,267	136,878	186,989	117,930	114,422
Income before income taxes	500,480	489,662	435,398	329,496	318,487
Income taxes	168,825	170,949	146,924	121,462	111,837
Net income	331,655	318,713	288,474	208,034	206,650
Less: Net income attributable to the noncontrolling interest	—	—	(350)	(1,186)	(1,691)
Net income attributable to SEI Investments	331,655	318,713	288,124	206,848	204,959
Basic earnings per common share	$2.00	$1.89	$1.68	$1.19	$1.12
Shares used to calculate basic earnings per common share	165,725	168,246	171,561	174,295	182,547
Diluted earnings per common share	$1.96	$1.85	$1.64	$1.18	$1.11
Shares used to calculate diluted earnings per common share	169,598	172,565	175,718	175,872	184,127
Cash dividends declared per common share	$0.50	$0.46	$0.42	$0.63	$0.27
Financial Position as of December 31,
Cash and cash equivalents	$679,661	$667,446	$578,273	$452,247	$420,986
Total assets	1,588,628	1,542,875	1,439,169	1,309,824	1,294,559
SEI Investments Shareholders’ equity	1,289,720	1,247,613	1,156,002	1,038,180	1,025,316

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per-share data)
This discussion reviews and analyzes the consolidated financial condition at December 31, 2015 and 2014, the consolidated results of operations for the years ended December 31, 2015, 2014 and 2013, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this Annual Report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
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
Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of December 31, 2015, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $670.3 billion in mutual fund and pooled or separately managed assets, including $262.5 billion in assets under management and $407.8 billion in client assets under administration.
Our Condensed Consolidated Statements of Operations for the years ended 2015, 2014 and 2013 were:

Year Ended December 31,	2015	2014	Percent Change	2013	Percent Change
Revenues	$1,334,208	$1,266,005	5%	$1,126,132	12%
Expenses	975,995	913,221	7%	877,723	4%
Income from operations	358,213	352,784	2%	248,409	42%
Net (loss) gain from investments	(456)	614	NM	659	(7)%
Interest income, net of interest expense	2,875	2,896	(1)%	2,713	7%
Equity in earnings of unconsolidated affiliates	137,057	127,786	7%	118,076	8%
Gain on sale of subsidiary	2,791	5,582	NM	22,112	NM
Other income	—	—	—%	43,429	NM
Income before income taxes	500,480	489,662	2%	435,398	12%
Income taxes	168,825	170,949	(1)%	146,924	16%
Net income	331,655	318,713	4%	288,474	10%
Less: Net income attributable to the noncontrolling interest	—	—	—%	(350)	NM
Net income attributable to SEI Investments Company	$331,655	$318,713	4%	$288,124	11%
Diluted earnings per common share	$1.96	$1.85	6%	$1.64	13%

Significant Items Impacting Our Financial Results in 2015
Revenues increased $68.2 million, or five percent, to $1.3 billion in 2015 compared to 2014. Net income increased $12.9 million, or four percent, to $331.7 million and diluted earnings per share increased to $1.96 per share in 2015 compared to $1.85 per share in 2014. We believe the following items were significant to our business results during 2015:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients and the market appreciation of assets from the favorable market conditions which prevailed during the first six months of 2015. The market volatility occurring during the second half of 2015 negatively impacted our asset-based fee revenues and partially offset our revenue growth. Despite the volatility, our average assets under management, excluding LSV, increased $11.6 billion, or seven percent, to $176.5 billion during

2015 as compared to $164.9 billion during 2014. Our average assets under administration increased $42.3 billion, or 12 percent, to $396.6 billion during 2015 as compared to $354.3 billion during 2014.

•
Sales of new business in our Institutional Investors and Investment Managers business segments as well as positive cash receipts from new and existing advisor relationships in our Investment Advisors business segment contributed to the increase in our revenues and profits. Additionally, increased investment management fees from international clients in our Private Banks segment during the first six months of 2015 also contributed to our revenue growth.

•
Information processing and software servicing fees in our Private Banks segment increased $6.0 million in 2015 primarily due to the increase in assets from existing clients processed on the SEI Wealth Platform.

•
Our proportionate share in the earnings of LSV was $138.4 million in 2015 as compared to $140.2 million in 2014, a decrease of one percent. The decrease was primarily due to increased personnel expenses of LSV.

•
The direct costs associated with our investment management programs increased in our Private Banks, Investment Advisors and Institutional Investors segments. These costs primarily relate to fees charged by investment advisory firms for day-to-day portfolio management of SEI-sponsored investment products and are included in Sub-advisory, distribution and other asset management costs on the accompanying Consolidated Statements of Operations.

•
We wrote off approximately $6.0 million, or $0.02 diluted earnings per share, of previously capitalized software development costs and purchased software related to the SEI Wealth Platform during 2015. The expense associated with this write off impacted the Private Banks and Investment Advisors business segments and is included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations (See Notes 1 and 4 to the Consolidated Financial Statements for more information).

•
We capitalized $24.5 million in 2015 for the SEI Wealth Platform as compared to $34.9 million in 2014. Our expenses related to maintenance and enhancements not eligible for capitalization have increased. A higher portion of these costs are recognized in personnel and consulting costs. These increased costs primarily impacted the Private Banks and Investment Advisors business segments.

•	Amortization expense related to capitalized software was $42.4 million during 2015 as compared to $38.4 million during 2014 due to continued enhancements to the Platform.

•
Our operating expenses related to personnel costs in our Investment Advisors and Investment Managers segments increased. These increased operational and sales costs are mainly related to servicing new and existing clients. Additionally, sales compensation expense in our Private Banks, Investment Advisors and Investment Managers segments increased due to new business activity. These increased operational costs are included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations.

•
We recorded a pre-tax gain of $2.8 million, or $0.01 diluted earnings per share, in 2015 from the sale of SEI Asset Korea (SEI AK) which was completed during the first quarter 2013. This gain was the result of the second in a series of three annual payments related to the contingent purchase price we received from the sale. The gain from the sale is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 15 to the Consolidated Financial Statements for more information).

•
Our effective tax rate was 33.7 percent in 2015 as compared to 34.9 percent in 2014. The decrease in our tax rate was primarily due to a one-time reduction resulting from a favorable settlement of a tax petition filed with the State of Pennsylvania relating to the apportionment methodology of net income for prior years. (See the caption "Income Taxes" later in this discussion for more information).

•	We continued our stock repurchase program and purchased approximately 5,951,000 shares at an average price of $48.66 per share for a total cost of $289.6 million.
Significant Items Impacting Our Financial Results in 2014
Revenues increased $139.9 million, or 12 percent, to $1.3 billion in 2014 compared to 2013. Net income attributable to SEI increased $30.6 million, or 11 percent, to $318.7 million and diluted earnings per share increased to $1.85 per share in 2014 compared to $1.64 per share in 2013. We believe the following items were significant to our business during 2014:

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

•
We capitalized $34.9 million in 2014 for significant enhancements and new functionality for the SEI Wealth Platform as compared to $39.5 million in 2013. Included in the amount for 2013 is a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license related to the Platform. Amortization expense related to capitalized software was $38.4 million during 2014 as compared to $34.4 million during 2013 primarily due to continued enhancements to the Platform. Our non-capitalized development costs associated with the Platform increased due to higher personnel and consulting costs.

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

•
We recorded a pre-tax gain of $5.6 million, or $0.02 diluted earnings per share, in 2014 from the sale of SEI AK. This gain was the result of the first in a series of three annual payments related to the contingent purchase price we received from the sale. The gain from the sale is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 15 to the Consolidated Financial Statements for more information).

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
Product Development - SEI Wealth Platform
Much of our product development efforts have been focused on building and delivering the SEI Wealth Platform which provides a global, unified and scalable platform for operating a wealth management business. The Platform combines internally built functionality and third-party applications and integrates them into a single solution with a single user experience. The goal is to provide straight through business processing and transform the middle and back office operations that exist today. The capabilities of the Platform will expand our service offerings to include large global financial institutions, investment advisors, and other similar institutions. In addition, the capabilities of the Platform provide us the opportunity to enter into new global markets.
We will continue to focus our development efforts on enhancing the functionality of the Platform and building the operational infrastructure for a wider deployment of the Platform under the business processing solution and SaaS delivery models to financial institutions and investment advisors in the United States. Future enhancements to the Platform may replace significant existing components or functionality. Once these enhancements are completed and ready to be placed into service, the components or functionality that are being replaced will be abandoned. If this occurs, the remaining net book value of the previously capitalized software development costs will be expensed over the remaining useful life of those components or written off.

An area of continued focus is improving the operational efficiency of the Platform that would promote scale more quickly. Our operational costs consist mainly of third-party vendor costs and SEI personnel. We are investing in the operational infrastructure that will attempt to provide a sustainable operating model that minimizes cost as revenues increase. Additionally, we expect to increase the resources devoted to enhancing the Platform's development, installation and service teams in order to prepare for the conversion of our first large national bank client which entails expanding the Platform to operate under the SaaS delivery model. These resources will also be directed towards migrating existing bank clients from TRUST 3000 to the Platform. We also expect to migrate larger, more sophisticated existing investment advisor clients to the Platform. Our continued investments in the SEI Wealth Platform and its infrastructure will allow for a more aggressive migration of these clients.
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
Sensitivity of our revenues and earnings to capital market fluctuations
The majority of our revenues are based on the value of assets invested in investment products that we manage or administer which are affected by changes in the capital markets. The prevailing capital market conditions during 2014 and the first six months of 2015 had a net positive impact on our asset-based fees thereby increasing our base revenues. Conversely, the market volatility during the second half of 2015 negatively impacted our asset-based fee revenues and partially offset our revenue growth. The recent market volatility occurring at the start of 2016 is expected to have a negative impact on our asset-based fee revenues. Prolonged future downturns in the general capital markets could have adverse effects on our revenues and earnings derived from assets under management and administration.

Ending Asset Balances
This table presents ending asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Ending Asset Balances
(In millions)	As of December 31,
			Percent Change		Percent Change
	2015	2014		2013
Private Banks:
Equity and fixed income programs	$18,150	$18,666	(3)%	$15,472	21%
Collective trust fund programs	4	8	(50)%	14	(43)%
Liquidity funds	5,835	5,889	(1)%	5,685	4%
Total assets under management	$23,989	$24,563	(2)%	$21,171	16%
Client proprietary assets under administration	17,532	16,741	5%	15,272	10%
Total assets	$41,521	$41,304	1%	$36,443	13%
Investment Advisors:
Equity and fixed income programs	$46,123	$43,845	5%	$38,574	14%
Collective trust fund programs	7	9	(22)%	11	(18)%
Liquidity funds	4,924	3,173	55%	2,846	11%
Total assets under management	$51,054	$47,027	9%	$41,431	14%
Institutional Investors:
Equity and fixed income programs	$72,263	$72,828	(1)%	$66,548	9%
Collective trust fund programs	96	95	1%	109	(13)%
Liquidity funds	2,883	2,929	(2)%	2,644	11%
Total assets under management	$75,242	$75,852	(1)%	$69,301	9%
Investment Managers:
Equity and fixed income programs	$66	$27	144%	$69	(61)%
Collective trust fund programs	32,117	20,833	54%	22,377	(7)%
Liquidity funds	832	946	(12)%	718	32%
Total assets under management	$33,015	$21,806	51%	$23,164	(6)%
Client proprietary assets under administration	390,282	355,890	10%	311,992	14%
Total assets	$423,297	$377,696	12%	$335,156	13%
Investments in New Businesses:
Equity and fixed income programs	$764	$736	4%	$619	19%
Liquidity funds	47	98	(52)%	46	113%
Total assets under management	$811	$834	(3)%	$665	25%
LSV:
Equity and fixed income programs	$78,335	$82,665	(5)%	$76,189	8%
Total:
Equity and fixed income programs	$215,701	$218,767	(1)%	$197,471	11%
Collective trust fund programs	32,224	20,945	54%	22,511	(7)%
Liquidity funds	14,521	13,035	11%	11,939	9%
Total assets under management	$262,446	$252,747	4%	$231,921	9%
Client proprietary assets under administration	407,814	372,631	9%	327,264	14%
Total assets under management and administration	$670,260	$625,378	7%	$559,185	12%

Average Asset Balances
This table presents average asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Average Asset Balances
(In millions)	For the Year Ended December 31,
			Percent Change		Percent Change
	2015	2014		2013
Private Banks:
Equity and fixed income programs	$19,106	$17,838	7%	$15,188	17%
Collective trust fund programs	7	12	(42)%	11	9%
Liquidity funds	5,491	5,547	(1)%	5,252	6%
Total assets under management	$24,604	$23,397	5%	$20,451	14%
Client proprietary assets under administration	17,652	15,648	13%	13,626	15%
Total assets	$42,256	$39,045	8%	$34,077	15%
Investment Advisors:
Equity and fixed income programs	$45,968	$41,346	11%	$35,290	17%
Collective trust fund programs	9	12	(25)%	14	(14)%
Liquidity funds	3,550	2,840	25%	2,355	21%
Total assets under management	$49,527	$44,198	12%	$37,659	17%
Institutional Investors:
Equity and fixed income programs	$73,804	$70,796	4%	$64,003	11%
Collective trust fund programs	95	108	(12)%	106	2%
Liquidity funds	3,082	2,773	11%	2,937	(6)%
Total assets under management	$76,981	$73,677	4%	$67,046	10%
Investment Managers:
Equity and fixed income programs	$34	$66	(48)%	$74	(11)%
Collective trust fund programs	23,476	21,929	7%	18,985	16%
Liquidity funds	1,004	857	17%	554	55%
Total assets under management	$24,514	$22,852	7%	$19,613	17%
Client proprietary assets under administration	378,970	338,645	12%	286,208	18%
Total assets	$403,484	$361,497	12%	$305,821	18%
Investments in New Businesses:
Equity and fixed income programs	$776	$671	16%	$577	16%
Liquidity funds	68	81	(16)%	33	145%
Total assets under management	$844	$752	12%	$610	23%
LSV:
Equity and fixed income programs	$82,785	$80,440	3%	$68,870	17%
Total:
Equity and fixed income programs	$222,473	$211,157	5%	$184,002	15%
Collective trust fund programs	23,587	22,061	7%	19,116	15%
Liquidity funds	13,195	12,098	9%	11,131	9%
Total assets under management	$259,255	$245,316	6%	$214,249	15%
Client proprietary assets under administration	396,622	354,293	12%	299,834	18%
Total assets under management and administration	$655,877	$599,609	9%	$514,083	17%

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
Business Segments
Revenues, Expenses, and Operating profit (loss) for our business segments for the year ended 2015 compared to the year ended 2014, and for the year ended 2014 compared to the year ended 2013 are:

Year Ended December 31,	2015	2014	Percent Change	2013	Percent Change
Private Banks:
Revenues	$456,516	$441,467	3%	$397,138	11%
Expenses	410,975	399,620	3%	392,399	2%
Operating profit	$45,541	$41,847	9%	$4,739	NM
Gain on sale of subsidiary	2,791	5,582	NM	22,112	NM
Total profit	$48,332	$47,429	NM	$26,851	NM
Operating margin (a)	10%	9%		1%
Investment Advisors:
Revenues	306,620	283,811	8%	241,252	18%
Expenses	171,968	146,500	17%	133,962	9%
Operating profit	$134,652	$137,311	(2)%	$107,290	28%
Operating margin	44%	48%		44%
Institutional Investors:
Revenues	297,568	284,677	5%	257,658	10%
Expenses	145,851	140,659	4%	133,218	6%
Operating profit	$151,717	$144,018	5%	$124,440	16%
Operating margin	51%	51%		48%
Investment Managers:
Revenues	267,963	251,310	7%	226,081	11%
Expenses	172,094	159,176	8%	148,977	7%
Operating profit	$95,869	$92,134	4%	$77,104	19%
Operating margin	36%	37%		34%
Investments in New Businesses:
Revenues	5,541	4,740	17%	4,003	18%
Expenses	20,656	18,377	12%	15,723	17%
Operating loss	$(15,115)	$(13,637)	NM	$(11,720)	NM
(a) Percentage determined exclusive of gain from sale of subsidiary (See Note 15 to the Consolidated Financial Statements).
For additional information pertaining to our business segments, see Note 13 to the Consolidated Financial Statements.

Private Banks

Year Ended December 31,	2015	2014	Percent Change	2013	Percent Change
Revenues:
Investment processing and software servicing fees	$289,056	$283,021	2%	$260,085	9%
Asset management, administration & distribution fees	138,606	132,427	5%	108,792	22%
Transaction-based and trade execution fees	28,854	26,019	11%	28,261	(8)%
Total revenues	$456,516	$441,467	3%	$397,138	11%
Revenues increased $15.0 million, or three percent, in 2015 compared to the prior year. Revenues during 2015 were primarily affected by:

•	Increased recurring investment processing fees from the growth in existing client assets processed on the SEI Wealth Platform; and

•
Increased investment management fees from existing international clients due to increased net cash flows and higher average assets under management from favorable market conditions; partially offset by

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
Operating margins were ten percent in 2015 and nine percent in 2014. Operating income increased $3.7 million, or nine percent, in 2015 compared to the prior year. Operating income in 2015 was primarily affected by:

•	An increase in revenues;

•	Decreased salary, incentive compensation and other personnel-related costs; and

•	Decreased expenses from foreign operations due to foreign currency exchange rate fluctuations; partially offset by

•	Increased direct expenses associated with increased investment management fees from existing international clients;

•	The write off of approximately $3.6 million of previously capitalized software development costs and purchased software related to the SEI Wealth Platform in the third quarter 2015;

•	Increased non-capitalized costs, mainly personnel costs, related to maintenance and enhancements to the SEI Wealth Platform;

•	Increased amortization expense related to the SEI Wealth Platform; and
•Increased sales compensation expense due to new business activity.
Operating margins were nine percent in 2014 and one percent in 2013. Operating income increased $37.1 million in 2014 compared to the prior year. Operating income in 2014 was primarily affected by:

•	An increase in revenues; and

•	Decreased stock-based compensation costs of $7.3 million; partially offset by

•	Increased direct expenses associated with increased investment management fees from existing international clients;

•	Increased non-capitalized development costs, mainly personnel and consulting costs, related to the SEI Wealth Platform;

•	Increased operational costs, mainly salary and consulting costs, for servicing investment processing clients;

•	Increased third-party expenses associated with clients processed on the SEI Wealth Platform; and

•	Increased amortization expense related to the SEI Wealth Platform.

Investment Advisors

Year Ended December 31,	2015	2014	Percent Change	2013	Percent Change
Revenues:
Investment management fees-SEI fund programs	$238,120	$223,371	7%	$191,473	17%
Separately managed account fees	54,987	45,404	21%	35,382	28%
Other fees	13,513	15,036	(10)%	14,397	4%
Total revenues (a)	$306,620	$283,811	8%	$241,252	18%
(a) All amounts are reflected in Asset management, administration and distribution fees except for $1,126, $2,406 and $1,921 in 2015, 2014 and 2013, respectively, which are reflected in Transaction-based and trade execution fees.
Revenues increased $22.8 million, or eight percent, in 2015 and increased $42.6 million, or 18 percent, in 2014 compared to 2013. Revenues during 2015 and 2014 were primarily affected by:

•
Increased investment management fees and separately managed account program fees from existing clients due to an increase in net cash flows from new and existing advisors and higher average assets under management caused by market appreciation during 2014 and the first six months of 2015; and

•	An increase in average basis points earned on assets in 2014 due to the increase in average assets under management and product mix; partially offset by

•	A decrease in average basis points earned on assets in 2015 due to client-directed shifts into lower fee investment products.
Operating margins were 44 percent in 2015 and 48 percent in 2014. Operating income decreased $2.7 million, or two percent, in 2015 compared to the prior year. Operating income in 2015 was primarily affected by:

•	Increased direct expenses associated with the increased assets in our investment management programs;

•	Increased personnel costs, mainly salary, related to acquiring and servicing new advisors as well as increased sales compensation expense due to new business activity,

•	The write off of approximately $2.4 million of previously capitalized software development costs related to the SEI Wealth Platform in the third quarter 2015;

•	Increased non-capitalized costs, mainly personnel costs, related to maintenance and enhancements to the SEI Wealth Platform; and

•	Increased amortization expense related to the SEI Wealth Platform; partially offset by

•	An increase in revenues.
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
Institutional Investors
Revenues increased $12.9 million, or five percent, in 2015 and increased $27.0 million, or ten percent, in 2014 compared to 2013. Revenues during 2015 and 2014 were primarily affected by:

•
Increased investment management fees from existing clients due to higher average assets under management caused by improved capital markets during 2014 and the first six months of 2015 as well as additional asset funding from existing clients; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by the negative impact from foreign currency exchange rate fluctuations in 2015 and client losses.

Operating margins were 51 percent in 2015 and 2014. Operating income increased $7.7 million, or five percent, in 2015 compared to the prior year. Operating income during 2015 was primarily affected by:

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
Investment Managers
Revenues increased $16.7 million, or seven percent, in 2015 and increased $25.2 million, or 11 percent, in 2014 compared to 2013. Revenues during 2015 and 2014 were primarily affected by:

•	Net positive cash flows from existing clients due to new funding along with higher valuations from improved capital markets during 2014 and the first six months of 2015; and

•	Positive cash flows from new clients; partially offset by client losses.
Operating margins were 36 percent in 2015 and 37 percent in 2014. Operating income increased $3.7 million, or four percent, in 2015 compared to the prior year. Operating income during 2015 was primarily affected by:

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
Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $54.5 million, $48.9 million and $53.7 million in 2015, 2014 and 2013, respectively. The increase in corporate overhead expenses in 2015 was primarily due to higher salary and other personnel-related costs as well as costs incurred for the relocation of our London operations. The decrease in 2014 was primarily due to decreased stock-based compensation costs of $4.2 million.
Other income and expense items
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2015	2014	2013
Net (loss) gain from investments	$(456)	$614	$659
Interest and dividend income	3,358	3,354	3,248
Interest expense	(483)	(458)	(535)
Equity in earnings of unconsolidated affiliates	137,057	127,786	118,076
Gain on sale of subsidiary	2,791	5,582	22,112
Other income	—	—	43,429
Total other income and expense items, net	$142,267	$136,878	$186,989
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes our ownership in LSV. At December 31, 2015, our interest in LSV was approximately 39.2 percent. Our proportionate share in the earnings of LSV declined slightly to $138.4 million in 2015 as compared to $140.2 million in 2014. The decrease in our earnings was primarily due to increased personnel expenses of LSV. LSV’s average assets under management increased $2.3 billion to $82.8 billion during 2015 as compared to $80.4 billion during 2014, an increase of three percent. In 2014, our proportionate share in the earnings of LSV increased to $140.2 million from $119.0 million in 2013, an increase of 18 percent. The increase in 2014 was primarily due to increased assets from new and existing clients due to market appreciation and increased performance fees.
Equity in earnings of unconsolidated affiliates in 2015 and 2014 also included our proportionate share in the losses of Gao Fu, a wealth services firm based in China. In December 2014, we wrote down our investment in Gao Fu to its net realizable value based on our ownership percentage of the remaining net assets of the firm and recognized an impairment charge of $11.3 million during the fourth quarter 2014. This charge is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations (See Note 2 to the Consolidated Financial Statements for more information). We wrote off our remaining investment in Gao Fu during 2015.
Gain on sale of subsidiary
On July 31, 2012, we entered into a agreement to sell all of our ownership interest in SEI AK and completed the sale on March 28, 2013. We recorded gains from the sale of $2.8 million, $5.6 million and $22.1 million during 2015, 2014 and 2013, respectively. The gains recorded in 2014 and 2015 were the result of the first and second in a series of three annual payments related to the contingent purchase price we received from the sale. These gains are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 15 to the Consolidated Financial Statements for more information).
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
Income Taxes
Our effective tax rate was 33.7 percent in 2015, 34.9 percent in 2014, and 33.7 percent in 2013. Our effective tax rate is affected by recurring items, such as tax rates in various states and foreign jurisdictions and the relative amount of income we earned in those jurisdictions. These amounts have been fairly consistent in prior years. In 2015 and 2014, there was an increase in the taxable income earned in certain foreign jurisdictions which was taxed at a lower rate or was offset by the foreign tax credit.
Our effective tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Below are the most significant recurring and discrete items (See Note 12 to the Consolidated Financial Statements for more information):
2015

•	There was a reduction in our effective rate due to a favorable settlement of a tax petition with the Pennsylvania Department of Revenue regarding prior year apportionment methodology.
2014

•	There was a reduction in our effective rate due to more pre-tax income being taxed in foreign jurisdictions with lower effective tax rates or offset by a foreign tax credit;

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
Stock-Based Compensation
During 2015, 2014 and 2013, we recognized approximately $17.3 million, $13.5 million and $37.9 million, respectively, in stock-based compensation expense. All of our stock options have performance-based vesting provisions that tie vesting of the options to our financial performance and do not contain any time-based vesting provisions. The amount of stock-based compensation expense recognized is based upon an estimate of when the earnings per share targets may be achieved. If our estimate proves to be inaccurate, the amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense and materially affect our earnings.
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
As of December 31, 2015, there was approximately $51.7 million of unrecognized compensation cost related to unvested employee stock options that we expect will vest and is being amortized.
Fair Value Measurements
The fair value of our financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of our financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equities or mutual funds that are quoted daily and GNMA and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. We did not have any financial liabilities at December 31, 2015 or 2014 (See Note 5 to the Consolidated Financial Statements for more information).
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

Liquidity and Capital Resources

Year Ended December 31,	2015	2014	2013
Net cash provided by operating activities	$391,460	$374,803	$351,224
Net cash used in investing activities	(78,015)	(53,385)	(62,413)
Net cash used in financing activities	(289,805)	(224,750)	(162,785)
Effect of exchange rate changes on cash and cash equivalents	(11,425)	(7,495)	—
Net increase in cash and cash equivalents	12,215	89,173	126,026
Cash and cash equivalents, beginning of year	667,446	578,273	452,247
Cash and cash equivalents, end of year	$679,661	$667,446	$578,273
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At December 31, 2015, our unused sources of liquidity consisted of cash and cash equivalents and the full amount available under our credit facility.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of January 29, 2016, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $330.4 million.
Our cash and cash equivalents include accounts managed by our subsidiaries that are used in their operations or to cover specific business and regulatory requirements. The availability of this cash for other purposes beyond the operations of these subsidiaries may be limited. Also, some of our foreign subsidiaries may have excess cash reserves which are considered to be undistributed earnings and indefinitely reinvested. Upon distribution of these earnings, in the form of dividends or otherwise, we would be immediately subject to both U.S. and foreign withholding taxes which would reduce the amount we would ultimately realize. In addition to the foreign withholding taxes, the negative impact resulting from unfavorable exchange rate fluctuations on the cash balances held by our foreign subsidiaries would also reduce the amount realized. We do not include accounts of our foreign subsidiaries in our calculation of free and immediately accessible cash for other general corporate purposes.
Cash flows from operations increased $16.7 million in 2015 compared to 2014 primarily from the increase in our net income, an increase in the distribution payments received from LSV and non-cash items such as the increase in depreciation, amortization and stock-based compensation expense. The increase was partially offset by the larger negative impact from the net change in our working capital accounts in 2015 as compared to 2014.
Cash flows from operations increased $23.6 million in 2014 compared to 2013 primarily from the increase in our net income, the non-cash adjustments related to the gains from the sale of SEI AK and deferred tax expense. These increases were partially offset by the non-cash adjustment for stock-based compensation and the net change in our working capital accounts (See Note 15 to the Consolidated Financial Statements for more information regarding the sale of SEI AK).
Cash flows from investing activities decreased $24.6 million in 2015 compared to 2014 and increased $9.0 million in 2014 compared to 2013. Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities during 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Purchases	$(52,538)	$(56,754)	$(57,560)
Sales and maturities	46,312	63,434	47,574
Net investing activities from marketable securities	$(6,226)	$6,680	$(9,986)
Marketable securities purchased generally consisted of additional GNMA securities to satisfy applicable regulatory requirements of SPTC, investments in short-term U.S. government agency and commercial paper securities through

SIDCO's cash management program and investments for the start-up of new investment products. Proceeds received from sales and maturities primarily included maturities of short-term securities owned by SIDCO and sales and principal prepayments related to the GNMA securities owned by SPTC.

•
The capitalization of costs incurred in developing computer software. We capitalized $29.4 million, $34.9 million and $39.5 million of software development costs in 2015, 2014 and 2013, respectively. Amounts capitalized primarily include costs for significant enhancements and upgrades for the expanded functionality of the SEI Wealth Platform. A higher portion of these costs are recognized in personnel and consulting costs and are not capitalized. Included in the amount for 2013 is a one-time contractual payment of $8.8 million to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for functionality utilized by the Platform.

•
Capital expenditures. Our capital expenditures in 2015, 2014 and 2013 primarily include purchased software and equipment for our data center operations. We completed the relocation of our London operations to a new leased facility in 2015. The total cost of the improvements to this facility was $13.8 million. Our expenditures in 2014 include $8.4 million related to the construction of an additional building at our corporate headquarters.

•
The sale of our subsidiary. The sale of SEI AK was completed during the first quarter of 2013. Prior to the transaction, cash and cash equivalents held in the accounts of SEI AK were not considered free and immediately available. As a result of the sale, the net cash proceeds received significantly increased our amount of cash considered free and immediately accessible for other general corporate purposes. The net effect of the cash received from the sale of SEI AK and the transfer of cash balances to the owners is reflected in Sale of subsidiary, net of cash transferred. The cash received in 2014 and 2015 were the result of annual payments related to the contingent purchase price from the sale. Additional information pertaining to the sale is presented in Note 15 to the Consolidated Financial Statements.

Cash flows from financing activities decreased $65.1 million in 2015 compared to 2014 and decreased $62.0 million in 2014 compared to 2013. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. The following table lists information regarding repurchases of our common stock during 2015, 2014 and 2013:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost
2015	5,951,000	$48.66	$289,587
2014	7,888,000	35.29	278,357
2013	6,789,000	30.92	209,942

•
Proceeds from the issuance of our common stock. We received $65.5 million, $104.9 million and $66.4 million in proceeds from the issuance of our common stock during 2015, 2014 and 2013, respectively. The proceeds we receive from the issuance of our common stock is directly attributable to the levels of stock option exercise activity.

•	Dividend payments. Our cash dividends paid during 2015, 2014 and 2013 were as follows:

Year	Cash Dividends Paid	Cash Dividends Paid per Share
2015	$80,030	$0.48
2014	74,294	0.44
2013	34,400	0.20
Our Board of Directors declared a semi-annual cash dividend of $0.26 per share on December 8, 2015. The dividend was paid on January 5, 2016 for a total of $42.6 million.
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

Contractual Obligations and Contingent Obligations
As of December 31, 2015, the Company is obligated to make payments in connection with its lines of credit, operating leases, maintenance contracts and other commitments in the amounts listed below. The Company has no unrecorded obligations other than the items noted in the following table:

	Total	2016	2017	2018 to 2019	2020 and thereafter
Line of credit (a)	$498	$457	$41	$—	$—
Operating leases and maintenance agreements (b)	63,179	4,397	5,578	15,790	37,414
Other commitments (c)	4,512	4,512	—	—	—
Total	$68,189	$9,366	$5,619	$15,790	$37,414

(a)	Amounts include estimated commitment fees for our credit facility. See Note 7 to the Consolidated Financial Statements.

(b)	See Note 11 to the Consolidated Financial Statements.

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
Our revenues are based on contractual arrangements. Certain portions of our revenues require management’s consideration of the nature of the client relationship in determining whether to recognize as revenue the gross amount billed or net amount retained after payments are made to vendors for certain services related to the product or service offering. For the majority of our services, we are the primary obligor responsible for fulfilling the performance obligations of the contract. In addition, we retain full discretion in establishing the price charged to the customer, control the nature, type, characteristics or specifications of the performance obligations identified in the contract, and assume all credit risk associated with the client. Based on the foregoing, fees received from our clients for these services are recorded as gross revenues and vendor costs are recorded as gross expenses. However, we are also party to certain arrangements whereby we are not the primary obligor responsible for fulfilling the performance obligations of the contract. Fees received for those arrangements are reported net of costs associated with the provision of those services.
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
We have audited the accompanying consolidated balance sheets of SEI Investments Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II referred to in Item 15(2) in this Form 10-K for each of the years in the two-year period ended December 31, 2015. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEI Investments Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the two-year period ended December 31, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SEI Investments Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2016 expressed an unqualified opinion on the effectiveness of SEI Investments Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 22, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
SEI Investments Company:
We have audited SEI Investments Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SEI Investments Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on SEI Investments Company’s internal control over financial reporting based on our audit.
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
In our opinion, SEI Investments Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SEI Investments Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2015, and our report dated February 22, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 22, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of SEI Investments Company:

In our opinion, the consolidated statements of operations, comprehensive income, changes in equity and cash flows for the year ended December 31, 2013, present fairly, in all material respects, the results of operations and cash flows of SEI Investments Company and its subsidiaries for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
February 27, 2014

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

	December 31,	2015	2014
Assets	Current Assets:
	Cash and cash equivalents	$679,661	$667,446
	Restricted cash	5,500	5,801
	Receivables from regulated investment companies	48,098	48,393
	Receivables, net of allowance for doubtful accounts of $649 and $784	223,023	194,419
	Securities owned	21,235	21,175
	Other current assets	26,207	18,193
	Total Current Assets	1,003,724	955,427
	Property and Equipment, net of accumulated depreciation of $259,501 and $241,295	143,977	125,535
	Capitalized Software, net of accumulated amortization of $259,358 and $218,514	290,522	309,040
	Investments Available for Sale	81,294	77,609
	Investments in Affiliated Funds, at fair value	4,039	4,523
	Investment in Unconsolidated Affiliates	49,580	54,290
	Other Assets, net	15,492	16,451
	Total Assets	$1,588,628	$1,542,875

Liabilities and Equity	Current Liabilities:
	Accounts payable	$4,511	$10,588
	Accrued liabilities	217,587	207,429
	Deferred revenue	2,385	1,749
	Total Current Liabilities	224,483	219,766
	Deferred Income Taxes	63,028	65,169
	Other Long-term Liabilities	11,397	10,327
	Total Liabilities	298,908	295,262
	Commitments and Contingencies
	Shareholders' Equity:
	Series Preferred stock, $.05 par value, 50 shares authorized; no shares issued and outstanding	—	—
	Common stock, $.01 par value, 750,000 shares authorized; 163,733 and 166,688 shares issued and outstanding	1,637	1,667
	Capital in excess of par value	910,513	834,615
	Retained earnings	402,860	420,226
	Accumulated other comprehensive loss, net	(25,290)	(8,895)
	Total Shareholders' Equity	1,289,720	1,247,613
	Total Liabilities and Equity	$1,588,628	$1,542,875
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2015	2014	2013
Revenues:
Asset management, administration and distribution fees	$1,010,511	$948,932	$831,720
Information processing and software servicing fees	290,893	285,463	261,691
Transaction-based and trade execution fees	32,804	31,610	32,721
Total revenues	1,334,208	1,266,005	1,126,132
Expenses:
Subadvisory, distribution and other asset management costs	160,062	149,791	121,989
Software royalties and other information processing costs	31,497	33,522	31,255
Brokerage commissions	24,388	23,002	24,649
Compensation, benefits and other personnel	395,774	376,873	357,453
Stock-based compensation	17,312	13,463	37,865
Consulting, outsourcing and professional fees	146,436	136,818	131,399
Data processing and computer related	58,884	52,512	51,401
Facilities, supplies and other costs	74,968	66,113	64,613
Amortization	42,630	38,679	34,602
Depreciation	24,044	22,448	22,497
Total expenses	975,995	913,221	877,723
Income from operations	358,213	352,784	248,409
Net (loss) gain from investments	(456)	614	659
Interest and dividend income	3,358	3,354	3,248
Interest expense	(483)	(458)	(535)
Equity in earnings of unconsolidated affiliates	137,057	127,786	118,076
Gain on sale of subsidiary	2,791	5,582	22,112
Other income	—	—	43,429
Income before income taxes	500,480	489,662	435,398
Income taxes	168,825	170,949	146,924
Net income	$331,655	$318,713	$288,474
Less: Net income attributable to the noncontrolling interest	—	—	(350)
Net income attributable to SEI Investments Company	$331,655	$318,713	$288,124

Basic earnings per common share	$2.00	$1.89	$1.68
Shares used to compute basic earnings per share	165,725	168,246	171,561
Diluted earnings per common share	$1.96	$1.85	$1.64
Shares used to compute diluted earnings per share	169,598	172,565	175,718
Dividends declared per common share	$0.50	$0.46	$0.42
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2015	2014	2013
Net income	$331,655	$318,713	$288,474
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(14,900)	(10,189)	(3,760)
Unrealized holding (loss) gain on investments:
Unrealized holding (losses) gains during the period, net of income taxes of $822, $(592) and $(954)	(1,659)	441	(1,149)
Less: reclassification adjustment for losses (gains) realized in net income, net of income taxes of $(76), $319 and $170	164	(634)	(294)
Total other comprehensive loss, net of taxes	(16,395)	(10,382)	(5,203)
Comprehensive income	315,260	308,331	283,271
Less: Comprehensive loss attributable to noncontrolling interest	—	—	101
Comprehensive income attributable to SEI Investments	$315,260	$308,331	$283,372
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2015	2014	2013
Shares of Common Stock
Beginning balance	166,688	169,242	172,220
Purchase and retirement of common stock	(5,951)	(7,888)	(6,789)
Issuance of common stock under the employee stock purchase plan	69	73	78
Issuance of common stock upon exercise of stock options	2,927	5,261	3,733
Ending balance	163,733	166,688	169,242

Common Stock
Beginning balance	$1,667	$1,692	$1,722
Purchase and retirement of common stock	(60)	(79)	(68)
Issuance of common stock under the employee stock purchase plan	1	1	1
Issuance of common stock upon exercise of stock options	29	53	37
Ending balance	$1,637	$1,667	$1,692

Capital In Excess of Par Value
Beginning balance	$834,615	$721,219	$624,305
Purchase and retirement of common stock	(22,984)	(25,345)	(19,105)
Issuance of common stock under the employee stock purchase plan	2,798	2,197	1,950
Issuance of common stock upon exercise of stock options	62,716	102,646	64,379
Stock-based compensation	17,312	13,463	37,865
Tax benefit on stock options exercised	16,056	20,435	11,825
Ending balance	$910,513	$834,615	$721,219

Retained Earnings
Beginning balance	$420,226	$431,604	$405,914
Net income attributable to SEI Investments Company	331,655	318,713	288,124
Purchase and retirement of common stock	(266,543)	(252,933)	(190,769)
Dividends declared ($0.50, $0.46 and $0.42 per share)	(82,478)	(77,158)	(71,665)
Ending balance	$402,860	$420,226	$431,604

Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(8,895)	$1,487	$6,239
Other comprehensive loss	(16,395)	(10,382)	(4,752)
Ending balance	$(25,290)	$(8,895)	$1,487

Total Equity	$1,289,720	$1,247,613	$1,156,002
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2015	2014	2013
Cash flows from operating activities:
Net income	$331,655	$318,713	$288,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,044	22,448	22,497
Amortization	42,630	38,679	34,602
Equity in earnings of unconsolidated affiliates	(137,057)	(127,786)	(118,076)
Distributions received from unconsolidated affiliate	141,767	137,866	137,104
Stock-based compensation	17,312	13,463	37,865
Provision for losses on receivables	(135)	133	(154)
Deferred income tax expense	(1,394)	(3,330)	(22,825)
Gain from sale of SEI AK	(2,791)	(5,582)	(22,112)
Net realized loss (gain) from investments	456	(614)	(659)
Change in other long-term liabilities	1,070	1,720	1,575
Change in other assets	783	(5,886)	600
Write off of capitalized and purchased software	6,055	—	—
Other	(2,440)	(2,439)	(3,972)
Change in current assets and liabilities:
Decrease (increase) in:
Restricted cash for broker-dealer operations	—	—	500
Receivables from regulated investment companies	295	(9,029)	(8,280)
Receivables	(28,469)	(7,888)	(17,513)
Other current assets	(8,014)	(2,027)	1,971
(Decrease) increase in:
Accounts payable	(5,441)	(6,283)	5,000
Accrued liabilities	10,498	12,873	15,102
Deferred revenue	636	(228)	(475)
Total adjustments	59,805	56,090	62,750
Net cash provided by operating activities	$391,460	$374,803	$351,224
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2015	2014	2013
Cash flows from investing activities:
Decrease (increase) in restricted cash	301	(301)	—
Additions to property and equipment	(44,465)	(28,469)	(16,351)
Additions to capitalized software	(29,416)	(34,877)	(39,500)
Purchases of marketable securities	(52,538)	(56,754)	(57,560)
Prepayments and maturities of marketable securities	38,551	38,973	40,257
Sales of marketable securities	7,761	24,461	7,317
Purchases of other investments	(1,000)	(2,000)	(2,604)
Sale of subsidiary, net of cash transferred	2,791	5,582	6,028
Net cash used in investing activities	(78,015)	(53,385)	(62,413)
Cash flows from financing activities:
Purchase and retirement of common stock	(291,374)	(275,788)	(206,577)
Proceeds from issuance of common stock	65,543	104,897	66,367
Tax benefit on stock options exercised	16,056	20,435	11,825
Payment of dividends	(80,030)	(74,294)	(34,400)
Net cash used in financing activities	(289,805)	(224,750)	(162,785)

Effect of exchange rate changes on cash and cash equivalents	(11,425)	(7,495)	—

Net increase in cash and cash equivalents	12,215	89,173	126,026

Cash and cash equivalents, beginning of year	667,446	578,273	452,247

Cash and cash equivalents, end of year	$679,661	$667,446	$578,273

Interest paid	$460	$458	$458
Income taxes paid	$159,605	$151,250	$163,834

Non-cash financing activities
Dividends declared but not paid	$42,625	$40,178	$37,314
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
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
On February 18, 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis (ASU 2015-02). The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. ASU 2015-02 became effective for the Company during the first quarter 2016. The Company has completed its evaluation of ASU 2015-02 and has determined that the standard will not have any effect on its consolidated financial statements.
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
The Company’s revenues are based on contractual arrangements. Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by the Company in advance of the performance of services is deferred and recognized as revenue when earned. Reimbursements received for out-of-pocket expenses incurred are recorded as revenue. Certain portions of the Company’s revenues require management’s consideration of the nature of the client relationship in determining whether to recognize as revenue the gross amount billed or net amount retained after payments are made to suppliers for certain services related to the product or service offering. For the majority of our services, we are the primary obligor responsible for fulfilling the performance obligations of the contract. In addition, we retain full discretion in establishing the price charged to the customer, control the nature, type, characteristics or specifications of the performance obligations identified in the contract, and assume all credit risk associated with the client. Based on the foregoing, fees received from our clients for these services are recorded as gross revenues and vendor costs are recorded as gross expenses. However, we are also party to certain arrangements whereby we are not the primary obligor responsible for fulfilling the performance obligations of the contract. Fees received for those arrangements are reported net of costs associated with the provision of those services.
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $448,957 and $435,268 at December 31, 2015 and 2014, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are considered Level 1 assets.
Restricted Cash
Restricted cash includes $5,000 at December 31, 2015 and 2014 segregated for regulatory purposes related to trade-execution services conducted by SIEL. Restricted cash also includes $500 at December 31, 2015 and 2014 segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
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
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company had no Level 3 financial assets at December 31, 2015 or 2014.
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
The Company capitalized $29,416, $34,877 and $39,500 of software development costs during 2015, 2014 and 2013, respectively. The Company's capitalized software development costs primarily relate to the further development of the SEI Wealth PlatformSM (the Platform). The Company capitalized $24,515, $34,877 and $39,500 of software development costs for significant enhancements to the Platform during 2015, 2014 and 2013, respectively. Included in the amount for 2013 is a one-time contractual payment of $8,812 to exercise a conversion option in lieu of periodic fee payments pertaining to a software license for functionality utilized by the Platform. The remaining amount of the Company's software development costs capitalized during 2015 is related to a project within the Investment Managers segment.
As of December 31, 2015, the net book value of the Platform was $285,621. The Platform has an estimated useful life of 15 years and a weighted average remaining life of 6.5 years. Amortization expense for the Platform was $42,401, $38,357 and $34,045 in 2015, 2014 and 2013, respectively, and is included in Amortization expense on the accompanying Consolidated Statements of Operations.
The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. During 2015, the Company determined that specific functionality within the Platform is no longer in use and wrote off $5,533 of previously capitalized software development costs reported under the Private Banks and Investment Advisors business segments. The expense associated with the write off is included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations. The Company did not recognize any impairment charges related to its capitalized software development costs in 2014 or 2013.
Income Taxes
The Company applies the asset and liability approach to account for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has adopted the amendments contained in Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17) for the fiscal year ended December 31, 2015. ASU 2015-17 requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The Company has elected retrospective application of ASU 2015-17 for all periods presented. As a result of the retrospective application of ASU 2015-17, the Company reclassified $1,414 from Current liabilities to Long-term liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2014.
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
Transaction gains and losses from exchange rate fluctuations are included in the results of operations in the periods in which they occur. There were no material gains or losses from exchange rate fluctuations in 2015, 2014 or 2013.
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
The calculations of basic and diluted earnings per share for 2015, 2014 and 2013 are:

	For the Year Ended December 31, 2015
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$331,655	165,725,000	$2.00
Dilutive effect of stock options	—	3,873,000
Diluted earnings per common share	$331,655	169,598,000	$1.96

	For the Year Ended December 31, 2014
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$318,713	168,246,000	$1.89
Dilutive effect of stock options	—	4,319,000
Diluted earnings per common share	$318,713	172,565,000	$1.85

	For the Year Ended December 31, 2013
	Net income attributable to SEI (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per common share	$288,124	171,561,000	$1.68
Dilutive effect of stock options	—	4,157,000
Diluted earnings per common share	$288,124	175,718,000	$1.64
Employee stock options to purchase approximately 10,730,000, 10,166,000 and 7,736,000 shares of common stock, with an average exercise price per share of $33.99, $30.00 and $30.54, were outstanding during 2015, 2014 and 2013, respectively, but not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive (See Note 8).
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
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 became effective for the Company during the first quarter 2016. The Company is currently evaluating the guidance in ASU 2015-05 but does not believe it will have a material impact on its consolidated financial statements.
In May 2015, the FASB issued new guidance that eliminates the current requirement to categorize within the fair value hierarchy investments with fair values measured at NAV using the practical expedient in Accounting Standards Codification 820, Fair Value Measurement (ASC 820). The new guidance will require entities to disclose the fair values of such investments as a reconciling item between the amounts reported on the balance sheets and the amounts reported in the fair value hierarchy table. Entities will be required to continue to disclose information describing the nature and risks of the investments measured using the NAV practical expedient. The new disclosures become effective for the Company during the first quarter 2016. Early adoption is permitted. The new guidance only impacts footnote disclosures and will have no impact on the Company's financial statements.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) that will significantly change the income statement impact of equity investments held by an entity, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. ASU 2016-01 becomes effective for the Company during the first quarter 2018. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
Note 2 – Investment in Unconsolidated Affiliates
LSV Asset Management
The Company has an investment in the general partnership LSV Asset Management (LSV), a registered investment advisor that provides investment advisory services primarily to institutions, including pension plans and investment companies. LSV is currently an investment sub-advisor for a limited number of SEI-sponsored mutual funds. As of December 31, 2015, the Company's total partnership interest in LSV was approximately 39.2 percent. The Company accounts for its interest in LSV using the equity method because of its less than 50 percent ownership. The Company’s interest in the net assets of LSV is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheets and its interest in the earnings of LSV is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations.
At December 31, 2015, the Company’s total investment in LSV was $49,580. The Company’s proportionate share in the earnings of LSV was $138,407, $140,211 and $118,983 in 2015, 2014 and 2013, respectively. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distribution payments from LSV of $141,767, $137,866 and $137,104 in 2015, 2014 and 2013, respectively. The Company received an additional partnership distribution payment from LSV during 2013 due to a change in the payment schedule.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations Year ended December 31,	2015	2014	2013
Revenues	$427,653	$422,064	$354,094
Net income	$352,845	$356,824	$302,316

Condensed Balance Sheets December 31,	2015	2014
Current assets	$127,225	$133,657
Non-current assets	2,375	2,269
Total assets	$129,600	$135,926

Current liabilities	$40,876	$35,208
Partners’ capital	88,724	100,718
Total liabilities and partners’ capital	$129,600	$135,926
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
As of January 29, 2016, the remaining unpaid principal balances of the term loan guaranteed by the Company was $21,468. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.
Investment in Gao Fu Limited
The Company had an investment in Gao Fu, a wealth services firm based in Shanghai, China. The Company accounted for its interest in Gao Fu using the equity method. The Company's interest in the losses of Gao Fu is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations. The Company's interest in the net assets of Gao Fu as of December 31, 2014 is reflected in Investment in unconsolidated affiliates on the accompanying Consolidated Balance Sheet.
The Company's proportionate share in the losses of Gao Fu was $1,350, $1,159 and $907 in 2015, 2014 and 2013, respectively. The Company's investment in Gao Fu resulted from a series of cash purchases of common stock between 2011 and 2013 which, in total, amounted to $13,000. In June and December of 2014, the Company funded an aggregate of $3,000 of convertible loans to Gao Fu. The June 2014 convertible loan agreement contains specific revenue and net income targets for Gao Fu to achieve by December 31, 2014. In December 2014, the Company conducted a review of the financial statements of Gao Fu and determined that the achievement of such performance targets as stipulated in the June 2014 convertible loan agreement was unlikely. As a result, the Company wrote down its investment in Gao Fu to its net realizable value based on its ownership percentage of the remaining net assets of the firm and recognized an impairment charge of $11,266 during the three months ended December 31, 2014. The impairment charge is reflected in Equity in earnings of unconsolidated affiliates on the accompanying Consolidated Statements of Operations. During the three months ended June 30, 2015, the Company wrote off the remaining carrying value of its investment and currently has no remaining interest in Gao Fu.
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
Note 4 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	2015	2014
Trade receivables	$47,179	$48,394
Fees earned, not billed	154,919	139,038
Other receivables	21,574	7,771
	223,672	195,203
Less: Allowance for doubtful accounts	(649)	(784)
Receivables, net	$223,023	$194,419
Fees earned, not billed represents receivables earned but unbilled and results from timing differences between services provided and contractual billing schedules. These billing schedules generally provide for fees to be billed on a quarterly basis.

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2015	2014
Buildings	$151,604	$149,890
Equipment	86,941	78,266
Land	10,003	9,997
Purchased software	122,433	104,964
Furniture and fixtures	16,143	16,944
Leasehold improvements	15,393	5,675
Construction in progress	961	1,094
	403,478	366,830
Less: Accumulated depreciation	(259,501)	(241,295)
Property and Equipment, net	$143,977	$125,535
Depreciation expense related to property and equipment for 2015, 2014 and 2013 was $24,044, $22,448 and $22,497, respectively.
During 2015, the Company determined that certain purchased software related to the SEI Wealth Platform is no longer in use and wrote off $522 of the software classified as Purchased software reported under the Private Banks business segment. The expense associated with the write off of the software is included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations.
Other Assets
Other assets consist of long-term prepaid expenses, deposits, other investments at cost and various other assets. Amortization expense for certain other assets for 2015 was $229 and for 2014 and 2013 was $227.
Accrued Liabilities
Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2015	2014
Accrued employee compensation	$74,687	$73,269
Accrued consulting, outsourcing and professional fees	21,575	18,915
Accrued sub-advisory, distribution and other asset management fees	32,674	31,913
Accrued dividend payable	42,625	40,178
Other accrued liabilities	46,026	43,154
Accrued liabilities	$217,587	$207,429
Note 5 – Fair Value Measurements
The fair value of the Company’s financial assets and liabilities is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in open-ended mutual funds that are quoted daily. The fair value of the Company’s Level 2 financial assets consist of GNMA mortgage-backed securities held by SPTC, FHLB and other U.S. government agency short-term notes and investment grade commercial paper held by SIDCO, and investment funds sponsored by LSV. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements as a limited-purpose federal thrift subsidiary and have maturity dates which range from 2020 to 2041.
The valuation of the Company's Level 2 financial assets held by SIDCO and SPTC are based upon securities pricing policies and procedures utilized by third-party pricing vendors. As a practical expedient, the Company relies on the net asset values (NAVs) of the investment funds sponsored by LSV as the fair value. The NAVs of the funds are calculated by the funds' independent custodian and are derived from the fair values of the underlying investments as of the reporting date. The Company had no Level 3 financial assets or liabilities at December 31, 2015 or 2014.

Valuation of GNMA, Other U.S. Government Agency Securities and Investment Grade Commercial Paper
All of the Company's investments in GNMA, FHLB and other U.S. government agency securities and investment grade commercial paper are held in accounts at well-established financial institutions. The Company's selection of a financial institution for the purpose of purchasing securities considered a number of various factors including, but not limited to, securities pricing policies and procedures utilized by that financial institution. Each financial institution utilizes the services of independent pricing vendors. These vendors utilize evaluated and industry accepted pricing models that vary by asset class and incorporate available trade, bid and other market information to determine the fair value of the securities. The market inputs, listed in approximate order of priority, include: benchmark yields, reported trade, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The Company evaluated the information regarding the pricing methodologies and processes utilized by the independent pricing vendors during the selection process of the financial institution. The Company analyzed this information for the purpose of classifying the securities into the appropriate level within the fair value hierarchy and to ensure that each pricing model for each asset class provided the fair value of those specific securities in accordance with generally accepted accounting principles. The Company continually monitors the price of each security for any unanticipated deviations from the previously quoted price or deviations from anticipated changes in a security's price based upon an assessment of market factors and other factors relative to a specific issue expected to affect a security's price. In the event of any unanticipated deviations in a security's price, additional analysis is conducted which may include the comparison of the security's price as determined by other independent pricing vendors. The Company's investments in GNMA, FHLB and other U.S. government agency securities and investment grade commercial paper have been recorded at the prices provided by the independent pricing vendor without adjustment.
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

	December 31, 2015
	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity available-for-sale securities	$10,657	$10,657	$—
Fixed-income available-for-sale securities	70,637	—	70,637
Fixed income securities owned	21,235	—	21,235
Investment funds sponsored by LSV	4,039	—	4,039
	$106,568	$10,657	$95,911

	December 31, 2014
	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity available-for-sale securities	$11,588	$11,588	$—
Fixed-income available-for-sale securities	66,021	—	66,021
Fixed income securities owned	21,175	—	21,175
Investment funds sponsored by LSV	4,523	—	4,523
	$103,307	$11,588	$91,719

Note 6 – Marketable Securities
Investments Available For Sale
Investments available for sale classified as non-current assets consist of:

	At December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$8,474	$—	$(742)	$7,732
Equities and other mutual funds	2,857	68	—	2,925
Debt securities	70,308	329	—	70,637
	$81,639	$397	$(742)	$81,294

	At December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$8,685	$134	$(95)	$8,724
Equities and other mutual funds	2,695	169	—	2,864
Debt securities	64,333	1,688	—	66,021
	$75,713	$1,991	$(95)	$77,609
Net unrealized holding losses at December 31, 2015 were $302 (net of income tax benefit of $43) and net unrealized holding gains as December 31, 2014 were $1,193 (net of income tax expense of $703). These net unrealized gains and losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $489 and gross realized losses of $729 from available-for-sale securities during 2015. In 2014, there were gross realized gains of $1,401 and gross realized losses of $448 from available-for-sale securities. There were gross realized gains of $1,236 and gross realized losses of $772 from available-for-sale securities during 2013. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income (loss), are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
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
The investment primarily consists of U.S. dollar denominated funds that invests in equity securities of Canadian, Australian and Japanese companies. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $4,039 and $4,523 at December 31, 2015 and 2014, respectively. The Company recognized losses of $389 and $326 and gains of $143 from the change in fair value of the funds during 2015, 2014 and 2013, respectively.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,235 and $21,175 at December 31, 2015 and 2014, respectively. There were no material net gains or losses from the change in fair value of the securities during 2015, 2014 and 2013.
Note 7 – Line of Credit
On February 2, 2012, the Company entered into a five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 1.25 percent above the London Interbank Offer Rate (LIBOR). There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the Credit Facility may be terminated. The Company had no borrowings through the Credit Facility at December 31, 2015 or 2014. The Company was in compliance with all covenants of the Credit Facility during 2015.
The Company incurred $483 during 2015 and $458 during 2014 and 2013 in commitment fees related to the Credit Facility which are reflected in Interest expense on the accompanying Consolidated Statements of Operations.
Note 8 – Shareholders’ Equity
Stock-Based Compensation
The Company's active equity compensation plan, the 2014 Omnibus Equity Compensation Plan (the 2014 Plan), is the successor plan to the 2007 Equity Compensation Plan (the 2007 Plan) which was merged with and into the 2014 Plan in May 2014. The 2014 Plan provides for the grant of stock options, stock units, stock awards, stock appreciation rights, dividend equivalents and other stock-based awards.
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
The weighted average fair value of the Company’s stock options granted during 2015, 2014 and 2013 were $12.16, $10.88 and $10.45, respectively, using the following assumptions:

	2015	2014	2013
Expected term (in years)	5.58	6.79	6.92
Expected volatility	23.86%	26.98%	31.46%
Expected dividend yield	1.00%	1.15%	1.21%
Risk-free interest rate	1.90%	2.04%	2.12%

The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2015, 2014 and 2013 as follows:

	2015	2014	2013
Stock-based compensation expense	$17,312	$13,463	$37,865
Less: Deferred tax benefit	(6,107)	(4,704)	(13,823)
Stock-based compensation expense, net of tax	$11,205	$8,759	$24,042
During 2015 and 2013, the Company revised its estimate of when some vesting targets were expected to be achieved. These changes in management’s estimates resulted in an increase of $1,360 and $19,637 in stock-based compensation expense in 2015 and 2013, respectively.
As of December 31, 2015, there was approximately $51,693 of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested employee stock options that the Company expects will vest and be expensed through 2020 with a weighted average period of 2.1 years.

This table presents certain information relating to the Company’s stock option plans for 2015, 2014 and 2013:

	Number of Shares	Weighted Avg. Price
Balance as of December 31, 2012	25,610,000	$20.81
Granted	2,281,000	33.67
Exercised	(3,733,000)	17.26
Expired or canceled	(521,000)	22.25
Balance as of December 31, 2013	23,637,000	$22.58
Granted	2,293,000	40.05
Exercised	(5,261,000)	19.52
Expired or canceled	(208,000)	28.83
Balance as of December 31, 2014	20,461,000	$25.26
Granted	2,005,000	53.34
Exercised	(2,927,000)	21.44
Expired or canceled	(302,000)	28.97
Balance as of December 31, 2015	19,237,000	$28.71

Exercisable as of December 31, 2015	8,508,000	$22.04
Available for future grant as of December 31, 2015	26,890,000
As of December 31, 2014 and 2013, there were 10,295,000 and 14,601,000 shares exercisable, respectively. The expiration dates for options outstanding at December 31, 2015 range from December 8, 2016 to December 8, 2025 with a weighted average remaining contractual life of 5.7 years.
Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2015 and 2014 was $76,676 and $83,196, respectively. The total options exercisable as of December 31, 2015 had an intrinsic value of $258,270. The total options outstanding as of December 31, 2015 had an intrinsic value of $455,766. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of December 31, 2015 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2015 was $52.40 as reported by the Nasdaq Stock Market, LLC.

This table summarizes information relating to all options outstanding and exercisable at December 31, 2015:

			Options Outstanding at December 31, 2015			Options Exercisable at December 31, 2015
Range of Exercise Prices (Per Share)			Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)
$14.62	-	16.48	3,513,000	$15.23	4.58	2,396,000	$14.97	3.92
17.65	-	21.05	2,100,000	17.67	4.03	2,085,000	17.65	4.00
22.45	-	23.86	4,028,000	23.20	5.93	1,678,000	23.20	5.93
27.03	-	36.16	5,515,000	32.08	4.23	2,349,000	32.32	4.68
40.64	-	53.34	4,081,000	46.88	9.49	—	—	—
			19,237,000			8,508,000
Employee Stock Purchase Plan
The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,600,000 shares for issuance under this plan. At December 31, 2015, 11,801,000 cumulative shares have been issued. There were no material costs incurred by the Company related to the employee stock purchase plan in 2015, 2014 and 2013.
Common Stock Buyback
The Board of Directors, under multiple authorizations, has authorized the purchase of the Company’s common stock on the open market or through private transactions. As of December 31, 2015, the Company had approximately $113,126 of authorization remaining for the purchase of common stock. The following table provides the total number of shares repurchased and the related total costs in 2015, 2014 and 2013:

Year	Total Number of Shares Repurchased	Total Cost
2015	5,951,000	$289,587
2014	7,888,000	278,357
2013	6,789,000	209,942
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

Cash Dividends
On May 27, 2015, the Board of Directors declared a cash dividend of $0.24 per share on the Company’s common stock, which was paid on June 24, 2015, to shareholders of record on June 16, 2015. On December 8, 2015, the Board of Directors declared a cash dividend of $0.26 per share on the Company’s common stock, which was paid on January 5, 2016, to shareholders of record on December 21, 2015.
The cash dividends declared in 2015, 2014 and 2013 were $82,478, $77,158 and $71,665, respectively. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.

Note 9 – Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) consists of net income and other gains and losses affecting shareholders’ equity that are excluded from net income. For the Company, other comprehensive income (loss) includes unrealized gains and losses on available for sale securities and foreign currency translation adjustments. The Company presents other comprehensive income (loss) in its Consolidated Statements of Comprehensive Income. Components of Accumulated other comprehensive income (loss), net of tax, attributable to SEI Investments shareholders consisted of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2013	$3,410	$2,829	$6,239

Other comprehensive loss before reclassifications	(3,309)	(1,149)	(4,458)
Amounts reclassified from accumulated other comprehensive income	—	(294)	(294)
Net current-period other comprehensive loss	(3,309)	(1,443)	(4,752)

Balance, December 31, 2013	$101	$1,386	$1,487

Other comprehensive loss before reclassifications	(10,189)	441	(9,748)
Amounts reclassified from accumulated other comprehensive income	—	(634)	(634)
Net current-period other comprehensive loss	(10,189)	(193)	(10,382)

Balance, December 31, 2014	$(10,088)	$1,193	$(8,895)

Other comprehensive loss before reclassifications	(14,900)	(1,659)	(16,559)
Amounts reclassified from accumulated other comprehensive loss	—	164	164
Net current-period other comprehensive loss	(14,900)	(1,495)	(16,395)

Balance, December 31, 2015	$(24,988)	$(302)	$(25,290)

Note 10 – Employee Benefit Plan
The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $9,162, $6,157 and $5,664 to the Plan in 2015, 2014 and 2013, respectively.
Note 11 – Commitments and Contingencies
The Company leases certain of its facilities, data processing equipment, and software under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its data processing equipment. Rent expense was $25,074, $23,011 and $21,519 in 2015, 2014 and 2013, respectively.

The aggregate noncancellable minimum commitments at December 31, 2015 are:

2016	$4,397
2017	5,578
2018	8,436
2019	7,354
2020 and thereafter	37,414
$63,179
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2015 and 2014 related to these indemnifications.
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
In a third East Baton Rouge action, brought as a class action, SEI and SPTC filed exceptions, which the Court granted in part, dismissing the claims under the Louisiana Unfair Trade Practices Act. Plaintiffs then filed a motion for class certification, and SEI and SPTC also filed a motion for summary judgment. The Court deferred the motion for summary judgment, stating that the motion would not be set for hearing until after the hearing on class certification. After the Court held a hearing on class certification, it certified a class composed of persons who purchased or renewed any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009 or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. SEI and SPTC filed motions for appeal from the class certification judgments. On February 1, 2013, plaintiffs filed a motion for Leave to File a First Amended and Restated Class Action Petition in which they asked the Court to allow them to amend the petition and add claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by seeking dismissal of the action. On March 11, 2013, the newly-added insurance carrier defendants removed the case to the Middle District of Louisiana. SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. Plaintiffs filed a motion to remand the action to state court. On March 25, 2013, SEI filed a motion requesting that the federal court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of the jurisdictional issue. On August 7, 2013, the MDL Panel transferred the matter against SEI to the Northern District of Texas. On October 1, 2014, SEI filed a renewed motion to dismiss in the Northern District of Texas, and on October 6, 2014, the District Court denied plaintiffs’ motion to remand. On June 17, 2015, the Court denied the motion to dismiss, and on June 24, 2015 set a briefing schedule for SEI and SPTC’s motion challenging the Louisiana court’s decision to certify a class, which motion was filed on July 15, 2015. SEI and SPTC filed their answer on July 1, 2015, and this case is now pending in the Northern District of Texas. On July 15, 2015, SEI and SPTC also filed motions seeking reconsideration of the District Court’s June 17 denial of the motion to dismiss or, in the alternative, seeking leave to pursue an interlocutory appeal of certain elements of the denial, as well as a motion seeking partial judgment on the pleadings pursuant to Federal Rule of Civil Procedure 12(c) with respect to claims brought under Section 712(D) of the Louisiana Securities Law. On September 22, 2015, the District Court granted SEI and SPTC’s motion for reconsideration of the June 17 denial of the motion to dismiss and dismissed plaintiffs’ claims under Section 714(A) of the Louisiana Securities Law, but declined to dismiss, or certify for interlocutory appeal, plaintiffs’ claims under Section 714(B) of the Louisiana Securities Law. On November 4, 2015, the District Court granted SEI and SPTC's motion to dismiss plaintiff's claims under Section 712(D) of the Louisiana Securities Law. Consequently, the only claims of plaintiffs still pending before the District Court are plaintiff's claims for secondary liability against SEI and SPTC under Section 714(B) of the Louisiana Securities Law.
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
On October 2, 2014, plaintiffs filed an amended complaint. In the amended complaint, SEI Investments Global Funds Services (SGFS) was added as a defendant. The plaintiffs bring the case as a shareholder derivative action against SIMC and SGFS on behalf of certain SEI funds. The claims are based on Section 36(b) of the Investment Company Act of 1940, as amended, which allows shareholders of a mutual fund to sue the investment adviser of the fund or its affiliates for an alleged breach of fiduciary duty with respect to compensation received by the adviser or its affiliates. The plaintiffs have brought the suit against SIMC and SGFS with respect to five specific SEI Funds: the High Yield Bond, Tax-Managed Large Cap, and Tax-Managed Small/Mid Cap Funds, each of which is a series of the SEI Institutional Managed Trust, the Intermediate Term Municipal Fund, which is a series of the SEI Tax Exempt Trust, and the International Equity Fund, which is a series of the SEI Institutional International Trust (the SEI Funds). The plaintiffs seek: (1) damages for the SEI Funds in the amount of the alleged “excessive” fees earned by SIMC and SGFS beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees; (2) orders declaring that SIMC and SGFS allegedly violated Section 36(b) and enjoining SIMC and SGFS from further alleged violations; and (3) rescission of SIMC’s and SGFS’s contracts with the funds, and restitution of all allegedly excessive fees paid beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees. On November 24, 2014, SIMC and SGFS filed a motion to dismiss the amended complaint. On July 13, 2015, the Court denied the motion to dismiss with respect to SIMC, and granted the motion to dismiss with respect to SGFS. On September 18, 2015, plaintiffs filed a second amended complaint reinstating SGFS as a defendant in the case. The parties are currently engaged in discovery, which is expected to be completed in the fall of 2017. While the outcome of this litigation is uncertain given its early phase, SIMC and SGFS believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuit vigorously, and SIMC and SGFS are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.
On November 26, 2014, a Writ of Summons was issued to two of our subsidiaries, SEI Investments - Global Fund Services Limited (GFSL) and SEI Investments - Trustee & Custodial Services (Ireland) Limited (T&C), to appear before the Court of First Instance Antwerp, Belgium. The plaintiffs in this case allege that through their initial investments in collective investment funds domiciled in Netherlands and subsequent transfer of claim rights to a Belgium domiciled partnership, they are beneficial owners of a portfolio of life settlement policies (the Portfolio) which lapsed due to a failure to make premium payments. The plaintiffs seek to recover jointly and severally from nine defendants including GFSL and T&C, damages of approximately $84 million. GFSL and T&C’s involvement in the litigation appears to arise out of their historical provision of administration and custody services, respectively, to the Strategic Life Settlement Fund PLC, who, together with its managers, appear to be the principal defendants in this claim. On December 4, 2015, the Belgium Court dismissed plaintiff's claims for a lack of jurisdiction. On December 22, 2015, the plaintiffs appealed the dismissal.
While the outcome of this action is uncertain given its early phase and the lack of specific theories of liability asserted against GFSL and T&C, each of GFSL and T&C believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuit vigorously, and GFSL and T&C are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.

Note 12 – Income Taxes
The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2015	2014	2013
Current
Federal	$159,774	$155,273	$153,856
State	7,756	8,744	11,542
Foreign	5,224	5,254	4,727
	172,754	169,271	170,125
Deferred, including current deferred
Federal	(5,343)	1,667	(2,214)
State	1,414	11	(16,264)
Foreign	—	—	(4,814)
	(3,929)	1,678	(23,292)
Income taxes attributable to the noncontrolling interest	—	—	91
Total income taxes	$168,825	$170,949	$146,924
Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.
The components of Income before income taxes are summarized as follows:

Year Ended December 31,	2015	2014	2013
Domestic	$472,384	$475,175	$427,915
Foreign	28,096	14,487	7,042
	$500,480	$489,662	$434,957
The effective income tax rate differs from the federal income tax statutory rate due to the following:

Year Ended December 31,	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.6	1.2	1.5
Foreign tax expense and tax rate differential	(1.2)	(0.7)	0.5
Research and development tax credit	(0.6)	(0.4)	(0.8)
Domestic Production Activities Deduction	(0.6)	(0.4)	(0.5)
PA Tax Law changes and change in valuation allowance on loss carryforwards	—	—	(2.4)
Net change in uncertain tax positions	—	0.3	0.1
Settlement of state tax petition	(0.8)	—	—
Other, net	0.3	(0.1)	0.3
	33.7%	34.9%	33.7%
The decrease in the Company's effective income tax rate in 2015 was primarily due to a one-time reduction resulting from a favorable settlement of a tax petition filed with the State of Pennsylvania relating to the apportionment methodology of net income for prior years.
In 2014, the Company completed international tax planning which reduced the effective income tax rate for international operations. Additionally, there was an increase in the pre-tax income in certain foreign jurisdictions which were taxed at a lower rate or was offset by foreign tax credit.
The impact on the Company's effective income tax rate from the net change in uncertain tax positions in 2014 relates to federal issues mainly associated with the compilation of foreign tax credits and state tax issues. For 2013, the impact from the net change in uncertain tax positions relates to federal and state tax issues and foreign tax issues.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $84,620 at December 31, 2015. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation, including the availability, or lack thereof, of foreign tax credits to reduce a portion of the U.S. liability.
Deferred income taxes for 2015, 2014 and 2013 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. In 2013, the Company's deferred income tax net liability decreased significantly due to the following: (1) Pennsylvania Tax Law changes enacted on July 18, 2013 which became effective on January 1, 2014. These changes reduced the deferred tax liability which had accumulated during prior years. In accordance with the tax accounting rules, the effect of the law change is recorded in the year in which the law was signed. The primary change that affects the Company results from the reduction of net income apportioned to the State of Pennsylvania. The bill adopts “market-based” sourcing for apportionment. This method apportions sales to the state where the benefits are being derived by the customer. The method prior to 2014 apportions sales of services to the state where the cost was incurred to perform those services; (2) the Company's current payable decreased as a result of the sale of SEI AK.
The net deferred income tax liability is comprised of:

Year Ended December 31,	2015	2014
Deferred income taxes:
Gross assets	70,106	69,287
Gross liabilities	(118,586)	(117,947)
	(48,480)	(48,660)
Valuation allowance	(14,548)	(16,509)
Net deferred income tax liability	$(63,028)	$(65,169)
The valuation allowances against deferred tax assets at December 31, 2015 and 2014 are related to state net operating losses from certain domestic subsidiaries. Certain state tax statutes significantly limit the utilization of net operating losses for domestic subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries. In 2014, the valuation also includes valuation of foreign tax credit.
The tax effect of significant temporary differences representing deferred tax liabilities is:

Year Ended December 31,	2015	2014
Difference in financial reporting and income tax depreciation methods	$(2,695)	$(3,637)
Reserves not currently deductible	245	209
Capitalized software currently deductible for tax purposes, net of amortization	(111,174)	(118,841)
State deferred income taxes	1,444	(420)
Revenue and expense recognized in different periods for financial reporting and income tax purposes	5,534	6,212
Unrealized holding loss (gain) on investments	772	(475)
Stock-based compensation expense	34,739	38,989
State net operating loss carryforward	19,580	24,150
Valuation allowance on deferred tax assets	(14,548)	(16,509)
Federal benefit of state tax deduction for uncertain tax positions	3,014	2,913
Foreign tax credit	—	2,327
Foreign deferred	61	(87)
Net deferred income tax liability	$(63,028)	$(65,169)
The Company recognizes uncertain tax positions in accordance with the applicable accounting guidance and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, not including interest and penalties, as of December 31, 2015 was $14,517, of which $12,898 would affect the effective tax rate if the Company were to recognize the tax benefit. The gross amount of uncertain tax liability of $4,512 which is expected to be paid within one year is netted against the current payable account while the remaining amount of $11,397 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheets. During the year ended December 31, 2015, the Company recognized $1,752 of previously unrecognized tax benefits relating to the lapse of the statute of limitation.
The Company files a consolidated federal income tax return and separate income tax returns with various states. Certain subsidiaries of the Company file tax returns in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for years before 2012 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2008.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2015	2014	2013
Balance as of January 1	$14,018	$12,028	$11,553
Tax positions related to current year:
Gross additions	1,954	1,957	1,834
Gross reductions	—	—	—
	1,954	1,957	1,834
Tax positions related to prior years:
Gross additions	297	1,369	3,435
Gross reductions	—	—	—
	297	1,369	3,435
Settlements	—	—	(3,772)
Lapses on statute of limitations	(1,752)	(1,336)	(1,022)
Balance as of December 31	$14,517	$14,018	$12,028
The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits.
The Company classifies all interest and penalties as income tax expense. The Company has recorded $1,391, $1,066 and $754 in liabilities for tax related interest and penalties in 2015, 2014 and 2013, respectively.
The Company estimates it will recognize $4,512 of unrecognized tax benefits within the next twelve months due to lapses on the statute of limitation.
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
In 2015, 2014 and 2013, no single customer accounted for more than ten percent of revenues in any business segment.

The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2015, 2014 and 2013:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2015
Revenues	$456,516	$306,620	$297,568	$267,963	$5,541	$1,334,208
Expenses	410,975	171,968	145,851	172,094	20,656	921,544
Operating profit (loss)	$45,541	$134,652	$151,717	$95,869	$(15,115)	$412,664
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Total profit (loss)	$48,332	$134,652	$151,717	$95,869	$(15,115)	$415,455

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2014
Revenues	$441,467	$283,811	$284,677	$251,310	$4,740	$1,266,005
Expenses	399,620	146,500	140,659	159,176	18,377	864,332
Operating profit (loss)	$41,847	$137,311	$144,018	$92,134	$(13,637)	$401,673
Gain on sale of subsidiary	5,582	—	—	—	—	5,582
Total profit (loss)	$47,429	$137,311	$144,018	$92,134	$(13,637)	$407,255

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2013
Revenues	$397,138	$241,252	$257,658	$226,081	$4,003	$1,126,132
Expenses	392,399	133,962	133,218	148,977	15,723	824,279
Operating profit (loss)	$4,739	$107,290	$124,440	$77,104	$(11,720)	$301,853
Gain on sale of subsidiary	22,112	—	—	—	—	22,112
Total profit (loss)	$26,851	$107,290	$124,440	$77,104	$(11,720)	$323,965
A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 is as follows:

Year Ended December 31,	2015	2014	2013
Total operating profit from segments above	$412,664	$401,673	$301,853
Corporate overhead expenses	(54,451)	(48,889)	(53,733)
Noncontrolling interest reflected in segments	—	—	289
Income from operations	$358,213	$352,784	$248,409
The following tables provide additional information for the years ended December 31, 2015, 2014 and 2013 pertaining to our business segments:

	Capital Expenditures (1)			Depreciation
Year Ended December 31,	2015	2014	2013	2015	2014	2013
Private Banks	$41,972	$30,883	$34,258	$12,348	$13,393	$15,506
Investment Advisors	13,206	13,783	12,611	3,410	2,507	2,091
Institutional Investors	5,301	4,575	2,712	1,200	1,041	893
Investment Managers	10,119	9,505	4,871	4,040	2,917	1,970
Investments in New Businesses	736	2,547	639	2,278	1,983	1,589
Total from business segments	$71,334	$61,293	$55,091	$23,276	$21,841	$22,049
Corporate Overhead	2,547	2,053	760	768	607	448
	$73,881	$63,346	$55,851	$24,044	$22,448	$22,497
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
Year Ended December 31,	2015	2014	2013
Private Banks	$29,819	$24,993	$22,379
Investment Advisors	9,880	9,228	8,234
Institutional Investors	1,558	1,430	1,274
Investment Managers	1,029	954	851
Investments in New Businesses	116	1,846	1,636
Total from business segments	$42,402	$38,451	$34,374
Corporate Overhead	228	228	228
	$42,630	$38,679	$34,602

	Total Assets
	2015	2014
Private Banks	$451,079	$417,890
Investment Advisors	138,459	134,371
Institutional Investors	105,443	118,397
Investment Managers	154,432	134,614
Investments in New Businesses	5,355	21,830
Total from business segments	$854,768	$827,102
Corporate Overhead (2)	733,860	715,773
	$1,588,628	$1,542,875
(2) Unallocated assets primarily consist of cash and cash equivalents, marketable securities, and certain other shared services assets.
The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2015	2014	2013
United States	$1,123,165	$1,063,223	$962,266
International operations	211,043	202,782	163,866
	$1,334,208	$1,266,005	$1,126,132
The following table presents assets based on their location:

	2015	2014
United States	$1,330,738	$1,315,036
International operations	257,890	227,839
	$1,588,628	$1,542,875
Note 14 – Related Party Transactions
The Company, either by itself or through its wholly-owned subsidiaries, serves as the sponsor, administrator, investment advisor, distributor and shareholder servicer for SEI-sponsored investment products. These investment products are offered to clients of the Company and its subsidiaries. Fees earned by the Company for the related services are recognized pursuant to the provisions of investment advisory, fund administration, distribution, and shareholder services agreements directly with the investment products. These fees totaled $426,301, $411,206 and $470,813 in 2015, 2014 and 2013, respectively, and are reflected in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations. The Company also serves as an introducing broker-dealer for securities transactions of SEI-sponsored investment products. The Company recognized $365, $2,332 and $620 in commissions during 2015, 2014 and 2013, respectively. These fees are reflected in Transaction-based and trade execution fees on the accompanying Consolidated Statements of Operations.
Receivables from regulated investment companies (RICs) on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various RICs sponsored by SEI.

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
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Barings. The net working capital of SEI AK at closing in excess of required regulatory capital, and subject to certain other adjustments, was distributed to the Company, MetLife and IFC in accordance with the ownership interests. The Company recognized a pre-tax gain of $22,112, or $0.08 diluted earnings per share, during 2013. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014 and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. The Company recognized a pre-tax gain of $5,582, or $0.02 diluted earnings per share, during 2014 and a pre-tax gain of $2,791, or $0.01 diluted earnings per share, during 2015. The Company's gains from the sale of SEI AK are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.
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
Note 17 – Quarterly Financial Data (Unaudited)

	For the Three Months Ended
2015	March 31	June 30	September 30	December 31
Revenues	$325,444	$337,745	$335,622	$335,397
Income before income taxes	$131,000	$133,810	$120,588	$115,082
Net income attributable to SEI	$84,611	$86,240	$79,425	$81,379
Basic earnings per share	$0.51	$0.52	$0.48	$0.49
Diluted earnings per share	$0.50	$0.51	$0.47	$0.48

Effective income tax rate	35.4%	35.6%	34.1%	29.3%

Gain on sale of subsidiary (Note 15)	$2,791	$—	$—	$—
Diluted earnings per share (1)	$0.01	$—	$—	$—
(1) Attributable to gain on sale of subsidiary.

	For the Three Months Ended
2014	March 31	June 30	September 30	December 31
Revenues	$302,386	$318,815	$322,047	$322,757
Income before income taxes	$116,665	$128,854	$128,618	$115,525
Net income attributable to SEI	$74,820	$82,813	$83,983	$77,097
Basic earnings per share	$0.44	$0.49	$0.50	$0.46
Diluted earnings per share	$0.43	$0.48	$0.49	$0.45

Effective income tax rate	35.9%	35.7%	34.7%	33.3%

Gain on sale of subsidiary (Note 15)	$5,582	$—	$—	$—
Diluted earnings per share (2)	$0.02	$—	$—	$—

Loss from impairment charge (Note 2)	$—	$—	$—	$11,266
Diluted earnings per share (3)	$—	$—	$—	$0.06
(2) Attributable to gain on sale of subsidiary.
(3) Attributable to loss from impairment charge related to investment in Gao Fu Limited.

Schedule II - Valuation and Qualifying Accounts and Reserves	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2015	$784	$—	$—	$(135)	$649
2014	651	133	—	—	784
2013	805	—	—	(154)	651
Deferred income tax valuation allowance:
2015	$16,509	$(1,142)	$(819)	$—	$14,548
2014	14,738	—	1,771	—	16,509
2013	6,879	(485)	8,344	—	14,738

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ALFRED P. WEST, JR., 73, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.
KEVIN P. BARR, 50, has been an employee of the Company since May 2000. Mr. Barr has been an Executive Vice President since May 2008.
ROBERT F. CRUDUP, 68, has been an employee of the Company since 1987. Mr. Crudup has been an Executive Vice President since January 2001.
KATHY C. HEILIG, 57, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999. Ms. Heilig was Treasurer from May 1997 to May 2005.
N. JEFFREY KLAUDER, 63, has been Executive Vice President and General Counsel of the Company since August 2004. Prior to August 2004, Mr. Klauder was a partner of Morgan Lewis & Bockius, LLP, a law firm.
PAUL F. KLAUDER, 48, has been an employee of the Company since May 1993. Mr. Klauder has been an Executive Vice President since February 2016 and a Senior Vice President since May 2004.
DENNIS J. MCGONIGLE, 55, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and a Senior Vice President since May 1995.
STEPHEN G. MEYER, 51, has been an employee of the Company since November 1992. Mr. Meyer has been an Executive Vice President since December 2006 and a Senior Vice President since December 2005.
JOSEPH P. UJOBAI, 54, has been an employee of the Company since May 1998. Mr. Ujobai has been an Executive Vice President since May 2003 and a Senior Vice President since January 2001.
WAYNE M. WITHROW, 60, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and a Senior Vice President since January 1994. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.
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
The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2015. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	19,237,482	$28.71	26,889,646
Equity compensation plans not approved by security holders	—	—	—
Total	19,237,482	$28.71	26,889,646
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

As of December 31, 2015, options to acquire 17,509,047 shares were outstanding under the 2014 Plan, out of a total of 46,934,334 shares of common stock reserved for issuance under the 2014 Plan. The 2014 Plan authorizes the issuance of an additional 30,000,000 new shares of common stock. This is in addition to 16,235,712 shares of common stock which were subject to outstanding grants under the 2007 Plan as of the Effective Date and 698,622 shares of common stock which remained available for issuance or transfer under the 2007 Plan but not subject to previously exercised, vested or paid grants as of the Effective Date. A total of 26,889,646 shares of common stock remain available for issuance under the 2014 Plan for future grants.
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
As of December 31, 2015, options to acquire 1,728,435 shares were outstanding under the 1998 Plan, out of a total of 40,444,000 shares of common stock reserved for issuance under the 1998 Plan.
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

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets — December 31, 2015 and 2014
Consolidated Statements of Operations — For the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Equity — For the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows — For the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2015, 2014 and 2013
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

SEI INVESTMENTS COMPANY

Date:	February 22, 2016	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date:	February 22, 2016	By:	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Chairman of the Board, Chief Executive Officer, and
Director

Date:	February 22, 2016	By:	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date:	February 22, 2016	By:	/s/ William M. Doran
William M. Doran
Director

Date:	February 22, 2016	By:	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date:	February 22, 2016	By:	/s/ Sarah W. Blumenstein
Sarah W. Blumenstein
Director

Date:	February 22, 2016	By:	/s/ Carl A. Guarino
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

99.5
Financial Statements of LSV Asset Management dated December 31, 2014 and 2013. (Incorporated by reference to exhibit 99.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.)

99.6	*	Financial Statements of LSV Asset Management dated December 31, 2015 and 2014.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.