Form 10-Q
period 2016-03-31
SEI INVESTMENTS CO
filed 2016-04-20
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 19, 2016 was 161,993,066.

1 of 35

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$638,253	$679,661
Restricted cash	5,500	5,500
Receivables from investment products	51,633	48,098
Receivables, net of allowance for doubtful accounts of $700 and $649	229,558	223,023
Securities owned	21,264	21,235
Other current assets	28,829	26,207
Total Current Assets	975,037	1,003,724
Property and Equipment, net of accumulated depreciation of $266,022 and $259,501	141,790	143,977
Capitalized Software, net of accumulated amortization of $270,313 and $259,358	289,044	290,522
Investments Available for Sale	78,356	81,294
Investments in Affiliated Funds, at fair value	4,183	4,039
Investment in Unconsolidated Affiliates	44,247	49,580
Deferred Income Taxes	4,117	—
Other Assets, net	14,072	15,492
Total Assets	$1,550,846	$1,588,628

Liabilities and Equity
Current Liabilities:
Accounts payable	$4,354	$4,511
Accrued liabilities	165,005	217,587
Deferred revenue	2,936	2,385
Total Current Liabilities	172,295	224,483
Deferred Income Taxes	66,410	63,028
Other Long-term Liabilities	11,676	11,397
Total Liabilities	250,381	298,908
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 161,908 and 163,733 shares issued and outstanding	1,619	1,637
Capital in excess of par value	912,506	910,513
Retained earnings	408,684	402,860
Accumulated other comprehensive loss, net	(22,344)	(25,290)
Total Shareholders' Equity	1,300,465	1,289,720
Total Liabilities and Shareholders' Equity	$1,550,846	$1,588,628
The accompanying notes are an integral part of these consolidated financial statements.

2 of 35

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Asset management, administration and distribution fees	$251,437	$246,768
Information processing and software servicing fees	73,399	70,653
Transaction-based and trade execution fees	9,427	8,023
Total revenues	334,263	325,444
Expenses:
Subadvisory, distribution and other asset management costs	39,195	38,517
Software royalties and other information processing costs	7,748	7,509
Brokerage commissions	7,108	5,972
Compensation, benefits and other personnel	101,931	94,186
Stock-based compensation	3,789	3,750
Consulting, outsourcing and professional fees	38,506	35,628
Data processing and computer related	15,718	13,400
Facilities, supplies and other costs	15,997	17,059
Amortization	11,012	10,358
Depreciation	6,447	5,995
Total expenses	247,451	232,374
Income from operations	86,812	93,070
Net (loss) gain from investments	(126)	250
Interest and dividend income	1,083	969
Interest expense	(114)	(113)
Equity in earnings of unconsolidated affiliates	29,192	34,033
Gain on sale of subsidiary	2,791	2,791
Income before income taxes	119,638	131,000
Income taxes	42,141	46,389
Net income	77,497	84,611
Basic earnings per common share	$0.48	$0.51
Shares used to compute basic earnings per share	163,013	166,695
Diluted earnings per common share	$0.47	$0.50
Shares used to compute diluted earnings per share	166,145	170,703
The accompanying notes are an integral part of these consolidated financial statements.

3 of 35

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2016		2015
Net income		$77,497		$84,611
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments		2,429		(8,783)
Unrealized gain (loss) on investments:
Unrealized gains during the period, net of income taxes of $(191) and $(25)	330		7
Less: reclassification adjustment for losses (gains) realized in net income, net of income taxes of $(103) and $52	187	517	(94)	(87)
Total other comprehensive gain (loss), net of tax		2,946		(8,870)
Comprehensive income		$80,443		$75,741
The accompanying notes are an integral part of these consolidated financial statements.

4 of 35

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$77,497	$84,611
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	524	(6,681)
Net cash provided by operating activities	78,021	77,930
Cash flows from investing activities:
Additions to restricted cash	—	(4)
Additions to property and equipment	(4,609)	(7,386)
Additions to capitalized software	(9,477)	(7,989)
Purchases of marketable securities	(8,652)	(4,107)
Prepayments and maturities of marketable securities	12,090	7,375
Sales of marketable securities	185	—
Receipt of contingent payment from sale of SEI AK	2,791	2,791
Other investing activities	200	(1,000)
Net cash used in investing activities	(7,472)	(10,320)
Cash flows from financing activities:
Purchase and retirement of common stock	(78,372)	(67,534)
Proceeds from issuance of common stock	6,476	19,209
Tax benefit on stock options exercised	624	3,268
Payment of dividends	(42,677)	(40,178)
Net cash used in financing activities	(113,949)	(85,235)
Effect of exchange rate changes on cash and cash equivalents	1,992	(6,561)
Net decrease in cash and cash equivalents	(41,408)	(24,186)
Cash and cash equivalents, beginning of period	679,661	667,446
Cash and cash equivalents, end of period	$638,253	$643,260
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three month periods ended March 31, 2016 and 2015. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
There have been no significant changes in significant accounting policies during the three months ended March 31, 2016 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 with the exception of the adoption of Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis (See Note 3) and ASU No. 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (See Note 5).
Cash and Cash Equivalents
Cash and cash equivalents includes $402,910 and $448,957 at March 31, 2016 and December 31, 2015, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are Level 1 assets.
Restricted Cash
Restricted cash includes $5,000 at March 31, 2016 and December 31, 2015 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $500 at March 31, 2016 and December 31, 2015, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
Capitalized Software
The Company capitalized $9,477 and $7,989 of software development costs during the three months ended March 31, 2016 and 2015, respectively. The Company's software development costs primarily relate to the continued development of the SEI Wealth PlatformSM (the Platform). The Company capitalized $7,645 and $7,330 of software development costs for

6 of 35

significant enhancements to the Platform during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the net book value of the Platform was $282,311. The Platform has an estimated useful life of 15 years and a weighted average remaining life of 6.3 years. Amortization expense for the Platform was $10,955 and $10,301 during the three months ended March 31, 2016 and 2015, respectively. The Company also capitalized $1,832 and $659 of software development costs during the three months ended March 31, 2016 and 2015, respectively, related to new technological capabilities for the Investment Managers segment.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 are:

	For the Three Months Ended March 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$77,497	163,013,000	$0.48
Dilutive effect of stock options	—	3,132,000
Diluted earnings per common share	$77,497	166,145,000	$0.47

	For the Three Months Ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$84,611	166,695,000	$0.51
Dilutive effect of stock options	—	4,008,000
Diluted earnings per common share	$84,611	170,703,000	$0.50
Employee stock options to purchase 10,506,000 and 10,051,000 shares of common stock, with an average exercise price of $34.05 and $30.02, were outstanding during the three months ended March 31, 2016 and 2015, respectively, but not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.

7 of 35

Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2016	2015
Net income	$77,497	$84,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,447	5,995
Amortization	11,012	10,358
Equity in earnings of unconsolidated affiliates	(29,192)	(34,033)
Distributions received from unconsolidated affiliate	34,525	37,003
Stock-based compensation	3,789	3,750
Provision for losses on receivables	51	(117)
Deferred income tax expense	(1,029)	(102)
Gain from sale of SEI AK	(2,791)	(2,791)
Net loss (gain) from investments	126	(250)
Change in other long-term liabilities	279	464
Change in other assets	1,099	100
Other	676	(1,628)
Change in current asset and liabilities
Decrease (increase) in
Receivables from investment products	(3,535)	1,387
Receivables	(6,585)	(6,137)
Other current assets	(2,622)	(6,835)
Increase (decrease) in
Accounts payable	(157)	(3,902)
Accrued liabilities	(12,120)	(11,812)
Deferred revenue	551	1,869
Total adjustments	524	(6,681)
Net cash provided by operating activities	$78,021	$77,930
New Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard permits the use of either the retrospective or cumulative effect transition method. ASU 2014-09 currently becomes effective for the Company during the first quarter 2018. The Company is currently evaluating the transition method that will be elected and the effect that the updated standard will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), that amends the principal versus agent guidance in ASU 2014-09. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. ASU 2016-08 also provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date of the standard for the Company will coincide with ASU 2014-09 during the first quarter 2018. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing (ASU 2016-10) that amends the revenue guidance in ASU 2014-09 on identifying performance obligations and accounting for licenses of

8 of 35

intellectual property. ASU 2016-10 changed the FASB's previous proposals on renewals of right-to-use licenses and contractual restrictions. The effective date of the standard for the Company will coincide with ASU 2014-09 during the first quarter 2018. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) that will significantly change the income statement impact of equity investments held by an entity, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. ASU 2016-01 becomes effective for the Company during the first quarter 2018. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02) requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated standard is effective for the Company beginning in the first quarter of 2019. Early adoption is permitted. The Company is currently evaluating the transition method that will be elected and the effect that the updated standard will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) requiring an entity to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement. ASU 2016-09 will also require an entity to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. ASU 2016-09 becomes effective for the Company during the first quarter 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
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
At March 31, 2016, the Company’s total investment in LSV was $44,247. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $34,525 and $37,003 in the three months ended March 31, 2016 and 2015, respectively.
The Company’s proportionate share in the earnings of LSV was $29,192 and $34,345 during the three months ended March 31, 2016 and 2015, respectively.
The following table contains the condensed financial operations of LSV for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Revenues	$92,653	$105,895
Net income	74,457	87,425

9 of 35

As of March 31, 2016, the Company's total partnership interest in LSV was approximately 39.2 percent. In April 2016, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced to approximately 38.9 percent.
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
In September 2014, LSV Employee Group III made the final principal payment related to the term loan guaranteed by LSV. As of April 19, 2016, the remaining unpaid principal balance of the term loan guaranteed by the Company was $16,915. LSV Employee Group III has met all financial obligations to date regarding the scheduled repayment of the term loans since origination. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.

Note 3.    Variable Interest Entities – Investment Products
The Company or its affiliates have created numerous investment products for its clients in various types of legal entity structures. The Company serves as the Manager, Administrator and Distributor for these investment products and may also serve as the Trustee for some of the investment products. The Company receives asset management, distribution, administration and custodial fees for these services. Clients are the equity investors and participate in proportion to their ownership percentage in the net income or loss and net capital gains or losses of the products, and, on liquidation, will participate in proportion to their ownership percentage in the remaining net assets of the products after satisfaction of outstanding liabilities.
The Company has adopted the amendments contained in ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis (ASU 2015-02) during the first quarter 2016. ASU 2015-02 amends the current guidance for both the VIE and the voting interest entity (VOE) consolidation models. This guidance rescinds the indefinite deferral of the VIE guidance for investment companies that permitted application of the risks and rewards based approach.
The Company has concluded that it is not the primary beneficiary of the entities and; therefore, is not required to consolidate any of the pooled investment vehicles for which it receives asset management, distribution, administration and custodial fees under the VIE model. The entities either do not meet the definition of a VIE or the Company does not hold a variable interest in the entities. The entities either qualify for the money market scope exception, or are entities in which the Company’s asset management, distribution, administration and custodial fees are commensurate with the services provided and include fair terms and conditions, or are entities that are limited partnerships which have substantive kick-out rights. The Company acts as a fiduciary and does not hold any other interests other than insignificant seed money investments in the pooled investment vehicles. For this reason, the Company also concluded that it is not required to consolidate the pooled investment vehicles under the VOE model.
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $12,477 and $10,719 in fees during the three months ended March 31, 2016 and 2015, respectively.

10 of 35

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2016	December 31, 2015
Trade receivables	$58,817	$47,179
Fees earned, not billed	162,493	154,919
Other receivables	8,948	21,574
	230,258	223,672
Less: Allowance for doubtful accounts	(700)	(649)
	$229,558	$223,023
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
Receivables from investment products on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various regulated investment companies and other investment products sponsored by SEI.
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2016	December 31, 2015
Buildings	$151,623	$151,604
Equipment	89,605	86,941
Land	10,030	10,003
Purchased software	122,561	122,433
Furniture and fixtures	17,248	16,143
Leasehold improvements	15,756	15,393
Construction in progress	989	961
	407,812	403,478
Less: Accumulated depreciation	(266,022)	(259,501)
Property and Equipment, net	$141,790	$143,977
The Company recognized $6,447 and $5,995 in depreciation expense related to property and equipment for the three months ended March 31, 2016 and 2015, respectively.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2016	December 31, 2015
Accrued employee compensation	$24,863	$74,687
Accrued consulting, outsourcing and professional fees	25,999	21,575
Accrued sub-advisory, distribution and other asset management fees	32,837	32,674
Accrued dividend payable	—	42,625
Accrued income taxes	38,492	3,505
Other accrued liabilities	42,814	42,521
Total accrued liabilities	$165,005	$217,587

11 of 35

Note 5.    Fair Value Measurements
The fair value of the Company’s financial assets and liabilities, except for the Company's investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in open-ended mutual funds that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes and investment grade commercial paper held by SIDCO. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2020 to 2041.
The Company has retrospectively adopted ASU No. 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (ASU 2015-07) during the first quarter 2016 for all periods presented. The fair value of the Company's investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The NAVs of the funds are calculated by the funds' independent custodian and are derived from the fair values of the underlying investments as of the reporting date. The funds allow for investor redemptions at the end of each calendar month. In accordance with ASU 2015-07, this investment has not been classified in the fair value hierarchy.
The valuation of the Company's Level 2 financial assets held by SIDCO and SPTC are based upon securities pricing policies and procedures utilized by third-party pricing vendors.
The pricing policies and procedures applied during the three months ended March 31, 2016 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2015. The Company had no Level 3 financial assets or liabilities at March 31, 2016 or December 31, 2015. There were no transfers of financial assets between levels within the fair value hierarchy during the three months ended March 31, 2016.
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$10,560	$10,560	$—
Fixed income available-for-sale securities	67,796	—	67,796
Fixed income securities owned	21,264	—	21,264
Investment funds sponsored by LSV (1)	4,183
	$103,803	$10,560	$89,060

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$10,657	$10,657	$—
Fixed income available-for-sale securities	70,637	—	70,637
Fixed income securities owned	21,235	—	21,235
Investment funds sponsored by LSV (1)	4,039
	$106,568	$10,657	$91,872
(1) The fair value amount presented in this table is intended to permit reconciliation of the fair value hierarchy to the amounts presented on the accompanying Consolidated Balance Sheets.

12 of 35

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At March 31, 2016
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$8,351	$17	$(702)	$7,666
Equities and other mutual funds	2,755	139	—	2,894
Debt securities	66,784	1,012	—	67,796
	$77,890	$1,168	$(702)	$78,356

	At December 31, 2015
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$8,474	$—	$(742)	$7,732
Equities and other mutual funds	2,857	68	—	2,925
Debt securities	70,308	329	—	70,637
	$81,639	$397	$(742)	$81,294
Net unrealized gains (losses) at March 31, 2016 and December 31, 2015 were $215 (net of income tax expense of $251) and $(302) (net of income tax benefit of $43), respectively. These net unrealized gains and losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $13 and gross realized losses of $303 from available-for-sale securities during the three months ended March 31, 2016. There were gross realized gains of $288 and gross realized losses of $142 from available-for-sale securities during the three months ended March 31, 2015. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income, are reflected in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in investment funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net (loss) gain from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consist of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $4,183 and $4,039 at March 31, 2016 and December 31, 2015, respectively. The Company recognized gross realized gains of $144 and gross realized losses of $69, during the three months ended March 31, 2016 and 2015, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,264 and $21,235 at March 31, 2016 and December 31, 2015, respectively. There were no material net gains or losses from the change in fair value of the securities during the three months ended March 31, 2016 and 2015.

Note 7.    Line of Credit
The Company has a five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association, and a syndicate of other lenders. The Credit Facility is scheduled to expire in February 2017, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at 1.25 percent above LIBOR. There is also a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility. The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to

13 of 35

engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Both the interest rate and commitment fee prices may increase if the Company’s leverage ratio reaches certain levels. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings under the Credit Facility at March 31, 2016. The Company was in compliance with all covenants of the Credit Facility during the three months ended March 31, 2016.

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
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended March 31, 2016 and 2015, respectively, as follows:

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense	$3,789	$3,750
Less: Deferred tax benefit	(1,299)	(1,308)
Stock-based compensation expense, net of tax	$2,490	$2,442
As of March 31, 2016, there was approximately $53,221 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2016 was $3,679. The total options exercisable as of March 31, 2016 had an intrinsic value of $174,765. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2016 and the weighted average exercise price of the shares. The market value of the Company’s common stock as of March 31, 2016 was $43.05 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31, 2016 was $21.97. Total options that were outstanding and exercisable as of March 31, 2016 were 18,797,000 and 8,291,000, respectively.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 2,073,000 shares at a total cost of $80,586 during the three months ended March 31, 2016. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of March 31, 2016, the Company had approximately $32,540 of authorization remaining for the purchase of common stock under the program. On April 19, 2016, the Company’s Board of Directors approved an increase in the stock repurchase program by an additional $200,000, increasing the available authorization to approximately $232,540.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

14 of 35

Note 9.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2016	$(24,988)	$(302)	$(25,290)

Other comprehensive gain before reclassifications	2,429	330	2,759
Amounts reclassified from accumulated other comprehensive income	—	187	187
Net current-period other comprehensive gain	2,429	517	2,946

Balance, March 31, 2016	$(22,559)	$215	$(22,344)

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2016 and 2015. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The following tables highlight certain financial information about each of the Company’s business segments for the three months ended March 31, 2016 and 2015.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2016
Revenues	$113,361	$76,679	$72,897	$69,918	$1,408	$334,263
Expenses	103,741	44,774	35,382	45,275	5,232	234,404
Operating profit (loss)	$9,620	$31,905	$37,515	$24,643	$(3,824)	$99,859
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Segment profit (loss)	$12,411	$31,905	$37,515	$24,643	$(3,824)	$102,650

15 of 35

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2015
Revenues	$111,213	$74,015	$73,548	$65,367	$1,301	$325,444
Expenses	99,256	39,059	35,211	40,623	4,866	219,015
Operating profit (loss)	$11,957	$34,956	$38,337	$24,744	$(3,565)	$106,429
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Segment profit (loss)	$14,748	$34,956	$38,337	$24,744	$(3,565)	$109,220
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 is as follows:

	2016	2015
Total operating profit from segments	$99,859	$106,429
Corporate overhead expenses	(13,047)	(13,359)
Income from operations	$86,812	$93,070

The following tables provide additional information for the three months ended March 31, 2016 and 2015 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2016	2015	2016	2015
Private Banks	$8,712	$8,502	$3,181	$3,097
Investment Advisors	2,852	3,318	976	838
Institutional Investors	796	947	334	303
Investment Managers	1,322	2,048	1,190	999
Investments in New Businesses	94	151	548	563
Total from business segments	$13,776	$14,966	$6,229	$5,800
Corporate overhead	310	409	218	195
	$14,086	$15,375	$6,447	$5,995
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2016	2015
Private Banks	$7,711	$7,251
Investment Advisors	2,553	2,400
Institutional Investors	399	375
Investment Managers	266	250
Investments in New Businesses	26	25
Total from business segments	$10,955	$10,301
Corporate overhead	57	57
	$11,012	$10,358

16 of 35

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at March 31, 2016 and December 31, 2015 was $14,990 and $14,517, respectively, exclusive of interest and penalties, of which $13,372 and $12,898 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2016 and December 31, 2015, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,497 and $1,391, respectively.

	March 31, 2016	December 31, 2015
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$14,990	$14,517
Interest and penalties on unrecognized benefits	1,497	1,391
Total gross uncertain tax positions	$16,487	$15,908
Amount included in Current liabilities	$4,811	$4,511
Amount included in Other long-term liabilities	11,676	11,397
	$16,487	$15,908
The Company’s effective tax rate was 35.2 percent and 35.4 percent for the three months ended March 31, 2016 and 2015, respectively. The decrease in the tax rate for the three months ended March 31, 2016 was primarily due to the permanent reinstatement of the Research and Development Tax Credit enacted during the fourth quarter 2015. The credit was included in the Company's tax rate in the three months ended March 31, 2016 but was not included in the three months ended March 31, 2015 due to its expired status. The decrease in the Company's tax rate was partially offset by the loss of foreign tax credits.
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
The Company estimates it will recognize $4,811 of gross unrecognized tax benefits which is expected to be paid within one year due to the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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

17 of 35

In a third East Baton Rouge action, brought as a class action, SEI and SPTC filed exceptions, which the Court granted in part, dismissing the claims under the Louisiana Unfair Trade Practices Act. Plaintiffs then filed a motion for class certification, and SEI and SPTC also filed a motion for summary judgment. The Court deferred the motion for summary judgment, stating that the motion would not be set for hearing until after the hearing on class certification. After the Court held a hearing on class certification, it certified a class composed of persons who purchased or renewed any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009 or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. SEI and SPTC filed motions for appeal from the class certification judgments. On February 1, 2013, plaintiffs filed a motion for Leave to File a First Amended and Restated Class Action Petition in which they asked the Court to allow them to amend the petition and add claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by seeking dismissal of the action. On March 11, 2013, the newly-added insurance carrier defendants removed the case to the Middle District of Louisiana. SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. Plaintiffs filed a motion to remand the action to state court. On March 25, 2013, SEI filed a motion requesting that the federal court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of the jurisdictional issue. On August 7, 2013, the MDL Panel transferred the matter against SEI to the Northern District of Texas. On October 1, 2014, SEI filed a renewed motion to dismiss in the Northern District of Texas, and on October 6, 2014, the District Court denied plaintiffs’ motion to remand. On June 17, 2015, the Court denied the motion to dismiss, and on June 24, 2015 set a briefing schedule for SEI and SPTC’s motion challenging the Louisiana court’s decision to certify a class, which motion was filed on July 15, 2015. SEI and SPTC filed their answer on July 1, 2015, and this case is now pending in the Northern District of Texas. On July 15, 2015, SEI and SPTC also filed motions seeking reconsideration of the District Court’s June 17 denial of the motion to dismiss or, in the alternative, seeking leave to pursue an interlocutory appeal of certain elements of the denial, as well as a motion seeking partial judgment on the pleadings pursuant to Federal Rule of Civil Procedure 12(c) with respect to claims brought under Section 712(D) of the Louisiana Securities Law. On September 22, 2015, the District Court granted SEI and SPTC’s motion for reconsideration of the June 17 denial of the motion to dismiss and dismissed plaintiffs’ claims under Section 714(A) of the Louisiana Securities Law, but declined to dismiss, or certify for interlocutory appeal, plaintiffs’ claims under Section 714(B) of the Louisiana Securities Law. On November 4, 2015, the District Court granted SEI and SPTC's motion to dismiss plaintiffs' claims under Section 712(D) of the Louisiana Securities Law. Consequently, the only claims of plaintiffs still pending before the District Court are plaintiffs' claims for secondary liability against SEI and SPTC under Section 714(B) of the Louisiana Securities Law.
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
On October 2, 2014, plaintiffs filed an amended complaint. In the amended complaint, SEI Investments Global Funds Services (SGFS) was added as a defendant. The plaintiffs bring the case as a shareholder derivative action against SIMC and SGFS on behalf of certain SEI funds. The claims are based on Section 36(b) of the Investment Company Act of 1940, as amended, which allows shareholders of a mutual fund to sue the investment adviser of the fund or its affiliates for an alleged breach of fiduciary duty with respect to compensation received by the adviser or its affiliates. The plaintiffs have brought the suit against SIMC and SGFS with respect to five specific SEI Funds: the High Yield Bond, Tax-Managed Large Cap, and Tax-Managed Small/Mid Cap Funds, each of which is a series of the SEI Institutional Managed Trust, the Intermediate Term Municipal Fund, which is a series of the SEI Tax Exempt Trust, and the International Equity Fund, which is a series of the SEI Institutional International Trust (the SEI Funds). The plaintiffs seek: (1) damages for the SEI Funds in the amount of the alleged “excessive” fees earned by SIMC and SGFS beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees; (2) orders declaring that SIMC and SGFS allegedly violated Section 36(b) and enjoining SIMC and SGFS from further alleged violations; and (3) rescission of SIMC’s and SGFS’s contracts with the funds, and restitution of all

18 of 35

allegedly excessive fees paid beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees. On November 24, 2014, SIMC and SGFS filed a motion to dismiss the amended complaint. On July 13, 2015, the Court denied the motion to dismiss with respect to SIMC, and granted the motion to dismiss with respect to SGFS. On September 18, 2015, plaintiffs filed a second amended complaint reinstating SGFS as a defendant in the case. The parties are currently engaged in discovery, which is expected to be completed in early 2017. While the outcome of this litigation is uncertain given its early phase, SIMC and SGFS believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuit vigorously, and SIMC and SGFS are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.
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
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Barings. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014, and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. The Company recognized pre-tax gains of $2,791, or $0.01 diluted earnings per share, during the three months ended March 31, 2016 and 2015 representing the final annual payments under the terms of the agreement. The Company's gains from the sale of SEI AK are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.

19 of 35

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition at March 31, 2016 and 2015, the consolidated results of operations for the three months ended March 31, 2016 and 2015 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2015.

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of March 31, 2016, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $683.6 billion in mutual fund and pooled or separately managed assets, including $264.7 billion in assets under management and $418.9 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $78.4 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 were:

	Three Months Ended March 31,		Percent Change
	2016	2015
Revenues	$334,263	$325,444	3%
Expenses	247,451	232,374	6%
Income from operations	86,812	93,070	(7)%
Net (loss) gain from investments	(126)	250	NM
Interest income, net of interest expense	969	856	13%
Equity in earnings from unconsolidated affiliates	29,192	34,033	(14)%
Gain on sale of subsidiary	2,791	2,791	—%
Income before income taxes	119,638	131,000	(9)%
Income taxes	42,141	46,389	(9)%
Net income	77,497	84,611	(8)%
Diluted earnings per common share	$0.47	$0.50	(6)%

The following items had a significant impact on our financial results for the three months ended March 31, 2016 and 2015:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients. The declining capital markets during the second half of 2015 and early first quarter 2016 negatively impacted our asset-based fee revenues and partially offset our revenue growth. Despite the volatile market conditions, our average assets under management, excluding LSV, increased $8.2 billion, or five percent, to $180.7 billion in the first three months of 2016 as compared to $172.5 billion during the first three months of 2015. Our average assets under administration increased $20.0 billion, or five percent, to $404.7 billion in the first three months of 2016 as compared to $384.7 billion during the first three months of 2015.

•
Information processing and software servicing fees in our Private Banks segment increased $2.7 million in the first three months of 2016 compared to the prior year period primarily due to increased assets from new and existing clients processed on the SEI Wealth Platform.

•
Our proportionate share in the earnings of LSV decreased to $29.2 million in the first three months of 2016 as compared to $34.3 million in the first three months of 2015 primarily due to the decrease in assets under management from LSV's existing clients from unfavorable market conditions and a reduction in performance fees.

•
We capitalized $7.6 million in the first three months of 2016 for the SEI Wealth Platform as compared to $7.3 million in the first three months of 2015. Amortization expense related to the Platform increased to $11.0 million during the first three months of 2016 as compared to $10.3 million during the first three months of 2015 due to continued enhancements to the Platform.

20 of 35

•
As we continue the development of new elements of the Platform, our expenses related to maintenance and enhancements have increased. A higher portion of these costs are recognized in personnel and consulting costs and are not capitalized. These increased costs primarily impacted the Private Banks and Investment Advisors business segments.

•
We also capitalized $1.8 million in the first three months of 2016 for new technological capabilities being developed for the Investment Managers segment. This new offering includes components that leverage upon the current infrastructure and add significant enhancements designed to aggregate, transact and process data.

•
Our operating expenses, primarily personnel costs, in our Investment Advisors and Investment Managers segments increased. These increased operational costs are mainly related to servicing new and existing clients. Additionally, sales compensation expense in our Private Banks and Investment Managers segments increased due to new business activity. These increased operational costs are included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations.

•
We recorded our final pre-tax gains of $2.8 million, or $.01 diluted earnings per share, from the sale of SEI Asset Korea (SEI AK) in the first three months of 2016 and 2015. The gains from the sale are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).

•	Our effective tax rate was 35.2 percent during the first three months of 2016 as compared to 35.4 percent during the first three months of 2015.

•	We continued our stock repurchase program during 2016 and purchased 2.1 million shares for $80.6 million in the three month period.

21 of 35

Ending Asset Balances
(In millions)
This table presents ending assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	As of March 31,		Percent Change
	2016	2015
Private Banks:
Equity and fixed income programs	$18,370	$19,296	(5)%
Collective trust fund programs	4	9	(56)%
Liquidity funds	5,521	5,551	(1)%
Total assets under management	$23,895	$24,856	(4)%
Client proprietary assets under administration	18,324	17,643	4%
Total assets	$42,219	$42,499	(1)%
Investment Advisors:
Equity and fixed income programs	47,357	45,800	3%
Collective trust fund programs	7	8	(13)%
Liquidity funds	5,051	3,047	66%
Total assets under management	$52,415	$48,855	7%
Institutional Investors:
Equity and fixed income programs	73,468	74,178	(1)%
Collective trust fund programs	97	94	3%
Liquidity funds	2,390	3,246	(26)%
Total assets under management	$75,955	$77,518	(2)%
Investment Managers:
Equity and fixed income programs	72	25	NM
Collective trust fund programs	32,385	20,965	54%
Liquidity funds	733	1,091	(33)%
Total assets under management	$33,190	$22,081	50%
Client proprietary assets under administration (A)	400,579	372,116	8%
Total assets	$433,769	$394,197	10%
Investments in New Businesses:
Equity and fixed income programs	803	756	6%
Liquidity funds	41	106	(61)%
Total assets under management	$844	$862	(2)%
LSV:
Equity and fixed income programs	$78,390	$84,123	(7)%
Total:
Equity and fixed income programs (B)	218,460	224,178	(3)%
Collective trust fund programs	32,493	21,076	54%
Liquidity funds	13,736	13,041	5%
Total assets under management	$264,689	$258,295	2%
Client proprietary assets under administration (C)	418,903	389,759	7%
Total assets under management and administration	$683,592	$648,054	5%

(A)
Client assets under administration in the Investment Managers segment include $49.2 billion of assets balances that require limited services and therefore are at fee levels below our normal full service assets (as of March 31, 2016).

(B)	Equity/Fixed Income programs include $4.6 billion of assets invested in various asset allocation funds at March 31, 2016.

(C)	In addition to the numbers presented, SEI also administers an additional $11.2 billion in Funds of Funds assets (as of
March 31, 2016) on which SEI does not earn an administration fee.

22 of 35

Average Asset Balances
(In millions)
This table presents average asset balances of our clients, or of clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	Three Months Ended March 31,		Percent Change
	2016	2015
Private Banks:
Equity and fixed income programs	$17,644	$18,869	(6)%
Collective trust fund programs	3	8	(63)%
Liquidity funds	5,661	5,755	(2)%
Total assets under management	$23,308	$24,632	(5)%
Client proprietary assets under administration	17,248	17,504	(1)%
Total assets	$40,556	$42,136	(4)%
Investment Advisors:
Equity and fixed income programs	45,175	44,809	1%
Collective trust fund programs	7	9	(22)%
Liquidity funds	5,009	3,072	63%
Total assets under management	$50,191	$47,890	5%
Institutional Investors:
Equity and fixed income programs	71,779	73,760	(3)%
Collective trust fund programs	98	95	3%
Liquidity funds	2,834	3,021	(6)%
Total assets under management	$74,711	$76,876	(3)%
Investment Managers:
Equity and fixed income programs	66	27	NM
Collective trust fund programs	30,784	21,108	46%
Liquidity funds	832	1,066	(22)%
Total assets under management	$31,682	$22,201	43%
Client proprietary assets under administration	387,421	367,206	6%
Total assets	$419,103	$389,407	8%
Investments in New Businesses:
Equity and fixed income programs	757	755	—%
Liquidity funds	48	101	(52)%
Total assets under management	$805	$856	(6)%
LSV:
Equity and fixed income programs	$74,699	$83,439	(10)%
Total:
Equity and fixed income programs	210,120	221,659	(5)%
Collective trust fund programs	30,892	21,220	46%
Liquidity funds	14,384	13,015	11%
Total assets under management	$255,396	$255,894	—%
Client proprietary assets under administration	404,669	384,710	5%
Total assets under management and administration	$660,065	$640,604	3%

23 of 35

In the preceding tables, assets under management are total assets of our clients or their customers invested in our equity and fixed-income investment programs, collective trust fund programs, and liquidity funds for which we provide asset management services. Assets under management and administration also include total assets of our clients or their customers for which we provide administrative services, including client proprietary fund balances for which we provide administration and/or distribution services. The assets presented in the preceding tables do not include assets processed on the SEI Wealth Platform and are not included in the accompanying Consolidated Balance Sheets because we do not own them.

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 were as follows:

	Three Months Ended March 31,		Percent Change
	2016	2015
Private Banks:
Revenues	$113,361	$111,213	2%
Expenses	103,741	99,256	5%
Operating Profit	$9,620	$11,957	(20)%
Gain on sale of subsidiary	2,791	2,791	NM
Segment Profit	$12,411	$14,748	NM
Operating Margin (A)	8%	11%
Investment Advisors:
Revenues	$76,679	$74,015	4%
Expenses	44,774	39,059	15%
Operating Profit	$31,905	$34,956	(9)%
Operating Margin	42%	47%
Institutional Investors:
Revenues	$72,897	$73,548	(1)%
Expenses	35,382	35,211	—%
Operating Profit	$37,515	$38,337	(2)%
Operating Margin	51%	52%
Investment Managers:
Revenues	$69,918	$65,367	7%
Expenses	45,275	40,623	11%
Operating Profit	$24,643	$24,744	—%
Operating Margin	35%	38%
Investments in New Businesses:
Revenues	$1,408	$1,301	8%
Expenses	5,232	4,866	8%
Operating Loss	$(3,824)	$(3,565)	NM
(A) Percentages determined exclusive of gain from sale of subsidiary.
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

24 of 35

Private Banks

	Three Months Ended March 31,		Percent Change
	2016	2015
Revenues:
Information processing and software servicing fees	$72,923	$70,218	4%
Asset management, administration & distribution fees	32,202	33,839	(5)%
Transaction-based and trade execution fees	8,236	7,156	15%
Total revenues	$113,361	$111,213	2%
Revenues increased $2.1 million, or two percent, in the three month period ended March 31, 2016 and were primarily affected by:

•	Increased recurring investment processing fees from the growth in new and existing client assets processed on the SEI Wealth Platform;

•	Increased trade execution fees primarily due to higher trading volumes; and

•	Increased fees from liquidity products due to higher yields; partially offset by

•	Decreased investment management fees from existing international clients due to lower average assets under management from unfavorable market conditions;

•	Lower recurring investment processing fees earned on our mutual fund trading solution due to price reductions; and

•	The negative impact from foreign currency exchange rate fluctuations.
Operating margins decreased to 8 percent compared to 11 percent in the same period a year ago. Operating income decreased by $2.3 million, or 20 percent, compared to the prior year corresponding period and was primarily affected by:

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance and enhancements to the SEI Wealth Platform;

•	Increased amortization expense related to the SEI Wealth Platform;

•	Increased direct expenses associated with the increased trade execution fees; and
•Increased sales compensation expense due to new business activity; partially offset by

•	An increase in revenues; and

•	Decreased direct expenses associated with decreased investment management fees from existing international clients.

Investment Advisors

	Three Months Ended March 31,		Percent Change
	2016	2015
Revenues:
Investment management fees-SEI fund programs	$58,744	$57,847	2%
Separately managed account fees	14,446	12,742	13%
Other fees	3,489	3,426	2%
Total revenues (a)	$76,679	$74,015	4%
(a) All amounts are reflected in Asset management, administration and distribution fees except for $354 and $212 in the three months ended March 31, 2016 and 2015, respectively, which are reflected in Transaction-based and trade execution fees.
Revenues increased $2.7 million, or four percent, in the three month period ended March 31, 2016 and were primarily affected by:

•	Increased investment management fees and separately managed account program fees due to an increase in net cash flows from new and existing advisors; and

•	Increased fees from liquidity products due to higher yields; partially offset by

•	A decrease in the average basis points earned on assets due to client-directed shifts into lower fee investment products.

25 of 35

Operating margin decreased to 42 percent compared to 47 percent in the same period a year ago. Operating income decreased by $3.1 million, or nine percent, compared to the prior year corresponding period and was primarily affected by:

•	Increased direct expenses associated with the increased assets in our investment management programs;

•	Increased personnel costs for marketing to and servicing new advisors;

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance and enhancements to the SEI Wealth Platform; and

•	Increased amortization expense related to the SEI Wealth Platform; partially offset by

•	An increase in revenues.

Institutional Investors
Revenues decreased slightly in the three month period ended March 31, 2016 and were primarily affected by:

•	Decreased investment management fees from existing clients due to lower average assets under management caused by unfavorable market conditions; and

•	Client losses and the negative impact from foreign currency exchange rate fluctuations; partially offset by

•	Asset funding from new sales of our retirement and not-for-profit solutions.
Operating margins decreased to 51 percent compared to 52 percent in the same period a year ago. Operating income decreased slightly compared to the prior year corresponding period and was primarily affected by:

•	A decrease in revenues; and

•	Increased direct expenses associated with international investment management fees; partially offset by

•	Decreased personnel compensation expenses.
Investment Managers
Revenues increased $4.6 million, or seven percent, in the three month period ended March 31, 2016 and were primarily affected by:

•	Positive cash flows from new clients; and

•	Increased non-recurring professional fees; partially offset by

•	Client losses and fund closures; and

•	Lower valuations from unfavorable market conditions impacting existing client assets in traditional investment products and separately managed accounts.
Operating margin decreased to 35 percent compared to 38 percent in the same period a year ago. Operating income decreased slightly compared to the prior year corresponding period and was primarily affected by:

•	Increased personnel expenses, technology and other operational costs to service new and existing clients; and

•	Increased non-capitalized investment spending, mainly consulting costs; partially offset by

•	An increase in revenues.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $13.0 million and $13.4 million in the three months ended March 31, 2016 and 2015, respectively.

26 of 35

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,
	2016	2015
Net (loss) gain from investments	$(126)	$250
Interest and dividend income	1,083	969
Interest expense	(114)	(113)
Equity in earnings of unconsolidated affiliates	29,192	34,033
Gain on sale of subsidiary	2,791	2,791
Total other income and expense items, net	$32,826	$37,930
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes our less than 50 percent ownership in LSV. At March 31, 2016, our interest in LSV was approximately 39.2 percent. Our proportionate share in the earnings of LSV was $29.2 million in first quarter 2016 as compared to $34.3 million in first quarter 2015, a decrease of 15 percent. The decrease in earnings was primarily due to the decline in assets under management from LSV's existing clients from unfavorable market conditions during early 2016 and a reduction in performance fees earned by LSV. LSV's average assets under management decreased $8.7 billion to $74.7 billion during the three months ended March 31, 2016 as compared to $83.4 billion during the three months ended March 31, 2015, a decline of ten percent.
In April 2016, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, our total partnership interest in LSV was reduced to approximately 38.9 percent. As a result, we expect a reduction in our proportionate share in the earnings of LSV beginning in the second quarter 2016.
Gain on sale of subsidiary
We recorded gains of $2.8 million during the three months ended March 31, 2016 and 2015 from the the sale of our ownership interests in SEI AK. These gains are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).
Income Taxes
Our effective tax rate was 35.2 percent and 35.4 percent for the three months ended March 31, 2016 and 2015, respectively.
Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. We did not have any financial liabilities at March 31, 2016 or December 31, 2015 (See Note 5 to the Notes to Consolidated Financial Statements).
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

27 of 35

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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$78,021	$77,930
Net cash used in investing activities	(7,472)	(10,320)
Net cash used in financing activities	(113,949)	(85,235)
Effect of exchange rate changes on cash and cash equivalents	1,992	(6,561)
Net decrease in cash and cash equivalents	(41,408)	(24,186)
Cash and cash equivalents, beginning of period	679,661	667,446
Cash and cash equivalents, end of period	$638,253	$643,260
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At March 31, 2016, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
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
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of April 19, 2016, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $386.6 million.
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
Cash flows from operations increased slightly in the first three months of 2016 compared to the first three months of 2015. Our cash flows from operations was negatively impacted due to the decrease in our net income and the reduced distribution payment received from LSV. The net change in our working capital accounts favorably impacted our cash flows from operations.

28 of 35

Cash flows used in investing activities decreased $2.8 million in the first three months of 2016 compared to the first three months of 2015. Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first three months of 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Purchases	$(8,652)	$(4,107)
Sales and maturities	12,275	7,375
Net investing activities from marketable securities	$3,623	$3,268

•
The capitalization of costs incurred in developing computer software. We capitalized $7.6 million of software development costs in the first three months of 2016 as compared to $7.3 million in the first three months of 2015 for significant enhancements for the expanded functionality of the SEI Wealth Platform. Additionally, we also capitalized $1.8 million and $659 thousand of software development costs in the first three months of 2016 and 2015, respectively, for new technological capabilities for the Investment Managers segment.

•
Capital expenditures. Our capital expenditures in the first three months of 2016 were $4.6 million as compared to $7.4 million in the first three months of 2015. Our expenditures in 2016 primarily include purchased software and equipment for our data center operations.

Cash flows used in financing activities increased $28.7 million in the first three months of 2016 compared to the first three months of 2015. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We had total capital outlays of $78.4 million during the first three months of 2016 and $67.5 million during the first three months of 2015 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $6.5 million in proceeds from the issuance of our common stock during the first three months of 2016 as compared to $19.2 million during the first three months of 2015. The decrease in proceeds is primarily attributable to a lower level of stock option exercise activity.

•	Dividend payments. Cash dividends paid were $42.7 million in the first three months of 2016 as compared to $40.2 million in the first three months of 2015.
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
Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K in Part I, Item 1A. These risks include the following:

•	changes in capital markets that may affect our revenues and earnings;

•	product development risk;

•	risk of failure by a third-party service provider;

•	data and cyber security risks;

29 of 35

•	operational risks associated with the processing of investment transactions;

•	systems and technology risks;

•	poor investment performance of our mutual funds and other investment products;

•	the affect on our earnings and cashflows from the performance of LSV Asset Management;

•	third party pricing services for the valuation of securities invested in our investment products;

•	the affect of extensive governmental regulation;

•	litigation and regulatory examinations and investigations;

•	consolidation within our target markets, including consolidations between banks and other financial institutions;

•	third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;

•	financial and non-financial covenants which may restrict our ability to manage liquidity needs;

•	changes in, or interpretation of, accounting principles or tax rules and regulations;

•	fluctuations in foreign currency exchange rates;

•	fluctuations in interest rates affecting the value of our fixed-income investment securities; and

•	retention of executive officers and senior management personnel.
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

30 of 35

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A "Risk Factors" and under the caption "Sensitivity of our revenues and earnings to capital market fluctuations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to this information as it is disclosed in our Annual Report on Form 10-K for 2015.

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In a third East Baton Rouge action, brought as a class action, SEI and SPTC filed exceptions, which the Court granted in part, dismissing the claims under the Louisiana Unfair Trade Practices Act. Plaintiffs then filed a motion for class certification, and SEI and SPTC also filed a motion for summary judgment. The Court deferred the motion for summary judgment, stating that the motion would not be set for hearing until after the hearing on class certification. After the Court held a hearing on class certification, it certified a class composed of persons who purchased or renewed any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009 or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. SEI and SPTC filed motions for appeal from the class certification judgments. On February 1, 2013, plaintiffs filed a motion for Leave to File a First Amended and Restated Class Action Petition in which they asked the Court to allow them to amend the petition and add claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by seeking dismissal of the action. On March 11, 2013, the newly-added insurance carrier defendants removed the case to the Middle District of Louisiana. SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. Plaintiffs filed a motion to remand the action to state court. On March 25, 2013, SEI filed a motion requesting that the federal court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of the jurisdictional issue. On August 7, 2013, the MDL Panel transferred the matter against SEI to the Northern District of Texas. On October 1, 2014, SEI filed a renewed motion to dismiss in the Northern District of Texas, and on October 6, 2014, the District Court denied plaintiffs’ motion to remand. On June 17, 2015, the Court denied the motion to dismiss, and on June 24, 2015 set a briefing schedule for SEI and SPTC’s motion challenging the Louisiana court’s decision to certify a class, which motion was filed on July 15, 2015. SEI and SPTC filed their answer on July 1, 2015, and this case is now pending in the Northern District of Texas. On July 15, 2015, SEI and SPTC also filed motions seeking reconsideration of the District Court’s June 17 denial of the motion to dismiss or, in the alternative, seeking leave to pursue an interlocutory appeal of certain elements of the denial, as well as a motion seeking partial judgment on the pleadings pursuant to Federal Rule of Civil Procedure 12(c) with respect to claims brought under Section 712(D) of the Louisiana Securities Law. On September 22, 2015, the District Court granted SEI and SPTC’s motion for reconsideration of the June 17 denial of the motion to dismiss and dismissed plaintiffs’ claims under Section 714(A) of the Louisiana Securities Law, but declined to dismiss, or certify for interlocutory appeal, plaintiffs’ claims under Section 714(B) of the Louisiana Securities Law. On November 4, 2015, the District Court granted SEI and SPTC's motion to dismiss plaintiffs' claims under Section 712(D) of the Louisiana Securities Law. Consequently, the only claims of plaintiffs still pending before the District Court are plaintiffs' claims for secondary liability against SEI and SPTC under Section 714(B) of the Louisiana Securities Law.
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

32 of 35

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
On October 2, 2014, plaintiffs filed an amended complaint. In the amended complaint, SEI Investments Global Funds Services (SGFS) was added as a defendant. The plaintiffs bring the case as a shareholder derivative action against SIMC and SGFS on behalf of certain SEI funds. The claims are based on Section 36(b) of the Investment Company Act of 1940, as amended, which allows shareholders of a mutual fund to sue the investment adviser of the fund or its affiliates for an alleged breach of fiduciary duty with respect to compensation received by the adviser or its affiliates. The plaintiffs have brought the suit against SIMC and SGFS with respect to five specific SEI Funds: the High Yield Bond, Tax-Managed Large Cap, and Tax-Managed Small/Mid Cap Funds, each of which is a series of the SEI Institutional Managed Trust, the Intermediate Term Municipal Fund, which is a series of the SEI Tax Exempt Trust, and the International Equity Fund, which is a series of the SEI Institutional International Trust (the SEI Funds). The plaintiffs seek: (1) damages for the SEI Funds in the amount of the alleged “excessive” fees earned by SIMC and SGFS beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees; (2) orders declaring that SIMC and SGFS allegedly violated Section 36(b) and enjoining SIMC and SGFS from further alleged violations; and (3) rescission of SIMC’s and SGFS’s contracts with the funds, and restitution of all allegedly excessive fees paid beginning from the one year period prior to the filing of the lawsuit, plus interest, costs, and fees. On November 24, 2014, SIMC and SGFS filed a motion to dismiss the amended complaint. On July 13, 2015, the Court denied the motion to dismiss with respect to SIMC, and granted the motion to dismiss with respect to SGFS. On September 18, 2015, plaintiffs filed a second amended complaint reinstating SGFS as a defendant in the case. The parties are currently engaged in discovery, which is expected to be completed in early 2017. While the outcome of this litigation is uncertain given its early phase, SIMC and SGFS believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuit vigorously, and SIMC and SGFS are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.
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

Item 1A.     Risk Factors.
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2015.

33 of 35

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $2.878 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. On April 19, 2016, our Board of Directors approved an increase in the stock repurchase program by an additional $200 million, increasing the available authorization to approximately $233 million.

Information regarding the repurchase of common stock during the three months ended March 31, 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2016	150,000	$38.26	150,000	$107,388,000
February 2016	1,025,000	37.15	1,025,000	69,306,000
March 2016	898,000	40.92	898,000	32,540,000
Total	2,073,000	38.87	2,073,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated April 19, 2016 of SEI Investments Company related to an increase in authorization for the stock repurchase program.

99.2	Press release dated April 20, 2016 of SEI Investments Company related to the Company's financial and operating results for the first quarter ended March 31, 2016.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

34 of 35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	April 20, 2016	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

35 of 35