Form 10-Q
period 2016-06-30
SEI INVESTMENTS CO
filed 2016-07-27
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 21, 2016 was 161,326,155.

1 of 38

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$594,767	$679,661
Restricted cash	5,500	5,500
Receivables from investment products	47,066	48,098
Receivables, net of allowance for doubtful accounts of $946 and $649	242,084	223,023
Securities owned	21,290	21,235
Other current assets	30,213	26,207
Total Current Assets	940,920	1,003,724
Property and Equipment, net of accumulated depreciation of $272,292 and $259,501	138,696	143,977
Capitalized Software, net of accumulated amortization of $281,407 and $259,358	288,070	290,522
Investments Available for Sale	88,372	81,294
Investments in Affiliated Funds, at fair value	4,420	4,039
Investment in Unconsolidated Affiliates	41,996	49,580
Deferred Income Taxes	4,041	—
Other Assets, net	13,856	15,492
Total Assets	$1,520,371	$1,588,628

Liabilities and Equity
Current Liabilities:
Accounts payable	$3,541	$4,511
Accrued liabilities	145,717	217,587
Deferred revenue	3,479	2,385
Total Current Liabilities	152,737	224,483
Deferred Income Taxes	67,089	63,028
Other Long-term Liabilities	12,262	11,397
Total Liabilities	232,088	298,908
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 161,191 and 163,733 shares issued and outstanding	1,612	1,637
Capital in excess of par value	933,434	910,513
Retained earnings	380,664	402,860
Accumulated other comprehensive loss, net	(27,427)	(25,290)
Total Shareholders' Equity	1,288,283	1,289,720
Total Liabilities and Shareholders' Equity	$1,520,371	$1,588,628
The accompanying notes are an integral part of these consolidated financial statements.

2 of 38

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Asset management, administration and distribution fees	$262,275	$256,748	$513,712	$503,516
Information processing and software servicing fees	74,992	73,699	148,391	144,352
Transaction-based and trade execution fees	6,564	7,298	15,991	15,321
Total revenues	343,831	337,745	678,094	663,189
Expenses:
Subadvisory, distribution and other asset management costs	40,870	40,872	80,065	79,389
Software royalties and other information processing costs	7,677	8,057	15,425	15,566
Brokerage commissions	5,093	5,431	12,201	11,403
Compensation, benefits and other personnel	102,282	98,999	204,213	193,185
Stock-based compensation	4,189	3,859	7,978	7,609
Consulting, outsourcing and professional fees	39,575	36,969	78,081	72,597
Data processing and computer related	15,782	14,527	31,500	27,927
Facilities, supplies and other costs	17,122	16,659	33,119	33,718
Amortization	11,284	10,611	22,296	20,969
Depreciation	6,434	5,843	12,881	11,838
Total expenses	250,308	241,827	497,759	474,201
Income from operations	93,523	95,918	180,335	188,988
Net gain (loss) from investments	250	(38)	124	212
Interest and dividend income	1,033	755	2,116	1,724
Interest expense	(187)	(114)	(301)	(227)
Equity in earnings of unconsolidated affiliates	30,285	37,289	59,477	71,322
Gain on sale of subsidiary	—	—	2,791	2,791
Income before income taxes	124,904	133,810	244,542	264,810
Income taxes	43,899	47,570	86,040	93,959
Net income	81,005	86,240	158,502	170,851
Basic earnings per common share	$0.50	$0.52	$0.98	$1.03
Shares used to compute basic earnings per share	161,795	166,152	162,404	166,423
Diluted earnings per common share	$0.49	$0.51	$0.96	$1.00
Shares used to compute diluted earnings per share	165,088	169,973	165,616	170,338
Dividends declared per common share	$0.26	$0.24	$0.26	$0.24
The accompanying notes are an integral part of these consolidated financial statements.

3 of 38

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Net income		$81,005		$86,240		$158,502		$170,851
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments		(5,080)		4,530		(2,651)		(4,253)
Unrealized (loss) gain on investments:
Unrealized gains (losses) during the period, net of income taxes of $(49), $326, $(240) and $301	20		(527)		350		(520)
Less: reclassification adjustment for (gains) losses realized in net income, net of income taxes of $12, $(39), $(91) and $13	(23)	(3)	70	(457)	164	514	(24)	(544)
Total other comprehensive (loss) gain, net of tax		(5,083)		4,073		(2,137)		(4,797)
Comprehensive income		$75,922		$90,313		$156,365		$166,054
The accompanying notes are an integral part of these consolidated financial statements.

4 of 38

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$158,502	$170,851
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	948	(14,067)
Net cash provided by operating activities	159,450	156,784
Cash flows from investing activities:
Additions to restricted cash	—	(834)
Additions to property and equipment	(9,049)	(15,727)
Additions to capitalized software	(19,597)	(16,069)
Purchases of marketable securities	(32,648)	(26,854)
Prepayments and maturities of marketable securities	26,148	16,772
Sales of marketable securities	185	6,862
Receipt of contingent payment from sale of SEI AK	2,791	2,791
Other investing activities	200	(1,000)
Net cash used in investing activities	(31,970)	(34,059)
Cash flows from financing activities:
Purchase and retirement of common stock	(155,730)	(133,429)
Proceeds from issuance of common stock	26,336	42,661
Tax benefit on stock options exercised	4,004	8,233
Payment of dividends	(84,626)	(80,030)
Net cash used in financing activities	(210,016)	(162,565)
Effect of exchange rate changes on cash and cash equivalents	(2,358)	(2,765)
Net decrease in cash and cash equivalents	(84,894)	(42,605)
Cash and cash equivalents, beginning of period	679,661	667,446
Cash and cash equivalents, end of period	$594,767	$624,841
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six-month periods ended June 30, 2016 and 2015. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
There have been no significant changes in significant accounting policies during the six months ended June 30, 2016 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 with the exception of the adoption of Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis (See Note 3) and ASU No. 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (See Note 5).
Cash and Cash Equivalents
Cash and cash equivalents includes $311,152 and $448,957 at June 30, 2016 and December 31, 2015, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are Level 1 assets.
Restricted Cash
Restricted cash includes $5,000 at June 30, 2016 and December 31, 2015 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $500 at June 30, 2016 and December 31, 2015, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
Capitalized Software
The Company capitalized $19,597 and $16,069 of software development costs during the six months ended June 30, 2016 and 2015, respectively. The Company's software development costs primarily relate to the continued development of the SEI Wealth PlatformSM (the Platform). The Company capitalized $16,120 and $13,649 of software development costs for

6 of 38

significant enhancements to the Platform during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the net book value of the Platform was $279,692. The Platform has an estimated useful life of 15 years and a weighted average remaining life of 6.0 years. Amortization expense for the Platform was $22,049 and $20,855 during the six months ended June 30, 2016 and 2015, respectively. The Company also capitalized $3,477 and $2,420 of software development costs during the six months ended June 30, 2016 and 2015, respectively, related to a new application for the Investment Managers segment.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended June 30, 2016 and 2015 are:

	For the Three Months Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$81,005	161,795,000	$0.50
Dilutive effect of stock options	—	3,293,000
Diluted earnings per common share	$81,005	165,088,000	$0.49

	For the Three Months Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$86,240	166,152,000	$0.52
Dilutive effect of stock options	—	3,821,000
Diluted earnings per common share	$86,240	169,973,000	$0.51
Employee stock options to purchase 10,388,000 and 10,007,000 shares of common stock, with an average exercise price of $34.06 and $30.02, were outstanding during the three months ended June 30, 2016 and 2015, respectively, but not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
The calculations of basic and diluted earnings per share for the six months ended June 30, 2016 and 2015 are:

	For the Six Months Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$158,502	162,404,000	$0.98
Dilutive effect of stock options	—	3,212,000
Diluted earnings per common share	$158,502	165,616,000	$0.96

	For the Six Months Ended June 30, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per common share	$170,851	166,423,000	$1.03
Dilutive effect of stock options	—	3,915,000
Diluted earnings per common share	$170,851	170,338,000	$1.00
Employee stock options to purchase 10,447,000 and 10,029,000 shares of common stock, with an average exercise price of $34.05 and $30.02, were outstanding during the six months ended June 30, 2016 and 2015, respectively, but not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.

7 of 38

Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2016	2015
Net income	$158,502	$170,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,881	11,838
Amortization	22,296	20,969
Equity in earnings of unconsolidated affiliates	(59,477)	(71,322)
Distributions received from unconsolidated affiliate	67,061	74,847
Stock-based compensation	7,978	7,609
Provision for losses on receivables	297	(128)
Deferred income tax expense	(311)	482
Gain from sale of SEI AK	(2,791)	(2,791)
Net gain from investments	(124)	(212)
Change in other long-term liabilities	865	914
Change in other assets	1,084	(643)
Other	1,030	(1,269)
Change in current asset and liabilities
Decrease (increase) in
Receivables from investment products	1,032	1,473
Receivables	(19,357)	(21,502)
Other current assets	(4,006)	(6,745)
Increase (decrease) in
Accounts payable	(970)	(3,813)
Accrued liabilities	(27,634)	(27,412)
Deferred revenue	1,094	3,638
Total adjustments	948	(14,067)
Net cash provided by operating activities	$159,450	$156,784
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

8 of 38

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
At June 30, 2016, the Company’s total investment in LSV was $41,996. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $67,061 and $74,847 in the six months ended June 30, 2016 and 2015, respectively.
The Company’s proportionate share in the earnings of LSV was $30,285 and $38,327 during the three months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, the Company’s proportionate share in the earnings of LSV was $59,477 and $72,672, respectively.
The following table contains the condensed financial operations of LSV for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$95,825	$117,543	$188,478	$223,438
Net income	77,790	97,757	152,247	185,182

9 of 38

In April 2016, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced from approximately 39.2 percent to approximately 38.9 percent.
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
In September 2014, LSV Employee Group III made the final principal payment related to the term loan guaranteed by LSV. As of July 21, 2016, the remaining unpaid principal balance of the term loan guaranteed by the Company was $12,700. LSV Employee Group III has met all financial obligations to date regarding the scheduled repayment of the term loans since origination. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.

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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $9,891 and $12,467 in fees during the three months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, the Company waived $22,368 and $23,186, respectively, in fees.

10 of 38

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2016	December 31, 2015
Trade receivables	$58,291	$47,179
Fees earned, not billed	166,338	154,919
Other receivables	18,401	21,574
	243,030	223,672
Less: Allowance for doubtful accounts	(946)	(649)
	$242,084	$223,023
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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2016	December 31, 2015
Buildings	$151,642	$151,604
Equipment	92,608	86,941
Land	10,030	10,003
Purchased software	123,876	122,433
Furniture and fixtures	17,147	16,143
Leasehold improvements	14,910	15,393
Construction in progress	775	961
	410,988	403,478
Less: Accumulated depreciation	(272,292)	(259,501)
Property and Equipment, net	$138,696	$143,977
The Company recognized $12,881 and $11,838 in depreciation expense related to property and equipment for the six months ended June 30, 2016 and 2015, respectively.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2016	December 31, 2015
Accrued employee compensation	$43,460	$74,687
Accrued consulting, outsourcing and professional fees	23,108	21,575
Accrued sub-advisory, distribution and other asset management fees	33,919	32,674
Accrued brokerage fees	9,135	9,058
Accrued dividend payable	—	42,625
Other accrued liabilities	36,095	36,968
Total accrued liabilities	$145,717	$217,587

11 of 38

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
The pricing policies and procedures applied during the six months ended June 30, 2016 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2015. The Company had no Level 3 financial assets or liabilities at June 30, 2016 or December 31, 2015. There were no transfers of financial assets between levels within the fair value hierarchy during the six months ended June 30, 2016.
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$24,411	$24,411	$—
Fixed-income available-for-sale securities	63,961	—	63,961
Fixed-income securities owned	21,290	—	21,290
Investment funds sponsored by LSV (1)	4,420
	$114,082	$24,411	$85,251

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$10,657	$10,657	$—
Fixed-income available-for-sale securities	70,637	—	70,637
Fixed-income securities owned	21,235	—	21,235
Investment funds sponsored by LSV (1)	4,039
	$106,568	$10,657	$91,872
(1) The fair value amount presented in this table is intended to permit reconciliation of the fair value hierarchy to the amounts presented on the accompanying Consolidated Balance Sheets.

12 of 38

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At June 30, 2016
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$22,263	$55	$(923)	$21,395
Equities and other mutual funds	2,964	52	—	3,016
Debt securities	62,645	1,316	—	63,961
	$87,872	$1,423	$(923)	$88,372

	At December 31, 2015
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$8,474	$—	$(742)	$7,732
Equities and other mutual funds	2,857	68	—	2,925
Debt securities	70,308	329	—	70,637
	$81,639	$397	$(742)	$81,294
Net unrealized gains (losses) at June 30, 2016 and December 31, 2015 were $212 (net of income tax expense of $288) and $(302) (net of income tax benefit of $43), respectively. These net unrealized gains and losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $237 and gross realized losses of $492 from available-for-sale securities during the six months ended June 30, 2016. There were gross realized gains of $357 and gross realized losses of $320 from available-for-sale securities during the six months ended June 30, 2015. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consists of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $4,420 and $4,039 at June 30, 2016 and December 31, 2015, respectively. The Company recognized gross realized gains of $237 and $381 during the three and six months ended June 30, 2016, respectively, from the change in fair value of the funds. There were no material net gains or losses from the change in fair value of the securities during the three and six months ended June 30, 2015.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,290 and $21,235 at June 30, 2016 and December 31, 2015, respectively. There were no material net gains or losses from the change in fair value of the securities during the three and six months ended June 30, 2016 and 2015.

Note 7.    Line of Credit
On June 13, 2016 (the Closing Date), the Company entered into a new five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association (Wells Fargo) and a syndicate of other lenders. The Credit Facility became available on the Closing Date and replaced the former credit facility agreement (the 2012 Credit Facility), also with Wells Fargo, that was scheduled to expire in February 2017. The Credit Facility is scheduled to expire in June 2021, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit

13 of 38

Facility will accrue interest at rates that, at the Company's option, are based on a base rate (the Base Rate) plus a premium that can range from 0.25 percent to 1.00 percent or the London InterBank Offered Rate (LIBOR) plus a premium that can range from 1.25 percent to 2.00 percent depending on the Company’s Leverage Ratio (a ratio of consolidated indebtedness to consolidated EBITDA for the four preceding fiscal quarters, all as defined in the related agreement). The Base Rate is defined as the highest of a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50 percent, b) the prime commercial lending rate of Wells Fargo, c) the applicable LIBOR plus 1.00 percent, or d) 0 percent. The Company also pays quarterly commitment fees based on the unused portion of the Credit Facility. The quarterly fees for the Credit Facility can range from 0.15 percent of the amount of the unused portion to 0.30 percent, depending on the Company’s Leverage Ratio. Certain wholly-owned subsidiaries of the Company have guaranteed the obligations of the Company under the agreement.
The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings under the Credit Facility at June 30, 2016. The Company was in compliance with all covenants of the Credit Facility and 2012 Credit Facility during the six months ended June 30, 2016.

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
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and six months ended June 30, 2016 and 2015, respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation expense	$4,189	$3,859	$7,978	$7,609
Less: Deferred tax benefit	(1,469)	(1,352)	(2,768)	(2,659)
Stock-based compensation expense, net of tax	$2,720	$2,507	$5,210	$4,950
As of June 30, 2016, there was approximately $49,100 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2016 was $22,592. The total options exercisable as of June 30, 2016 had an intrinsic value of $198,296. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 30, 2016 and the weighted average exercise price of the shares. The market value of the Company’s common stock as of June 30, 2016 was $48.11 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of June 30, 2016 was $21.70. Total options that were outstanding and exercisable as of June 30, 2016 were 17,897,000 and 7,509,000, respectively.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 3,587,000 shares at a total cost of $154,118 during the six months ended June 30, 2016. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of June 30, 2016, the Company had approximately $159,008 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the

14 of 38

Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 25, 2016, the Board of Directors declared a cash dividend of $0.26 per share on the Company's common stock, which was paid on June 22, 2016, to shareholders of record on June 14, 2016. Cash dividends declared during the six months ended June 30, 2016 and 2015 were $42,001 and $39,852, respectively.

Note 9.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2016	$(24,988)	$(302)	$(25,290)

Other comprehensive loss (gain) before reclassifications	(2,651)	350	(2,301)
Amounts reclassified from accumulated other comprehensive income	—	164	164
Net current-period other comprehensive (loss) gain	(2,651)	514	(2,137)

Balance, June 30, 2016	$(27,639)	$212	$(27,427)

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2016 and 2015. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The following tables highlight certain financial information about each of the Company’s business segments for the three months ended June 30, 2016 and 2015.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2016
Revenues	$114,836	$81,883	$74,674	$70,938	$1,500	$343,831
Expenses	102,862	44,721	36,550	46,968	5,355	236,456
Operating profit (loss)	$11,974	$37,162	$38,124	$23,970	$(3,855)	$107,375

15 of 38

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2015
Revenues	$115,333	$77,753	$75,980	$67,280	$1,399	$337,745
Expenses	104,727	40,857	36,528	42,141	4,803	229,056
Operating profit (loss)	$10,606	$36,896	$39,452	$25,139	$(3,404)	$108,689
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015 is as follows:

	2016	2015
Total operating profit from segments	$107,375	$108,689
Corporate overhead expenses	(13,852)	(12,771)
Income from operations	$93,523	$95,918

The following tables provide additional information for the three months ended June 30, 2016 and 2015 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2016	2015	2016	2015
Private Banks	$8,454	$10,108	$3,199	$2,976
Investment Advisors	3,267	2,843	964	825
Institutional Investors	696	1,068	339	298
Investment Managers	1,743	1,794	1,172	991
Investments in New Businesses	121	132	547	571
Total from business segments	$14,281	$15,945	$6,221	$5,661
Corporate overhead	279	476	213	182
	$14,560	$16,421	$6,434	$5,843
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2016	2015
Private Banks	$7,769	$7,445
Investment Advisors	2,585	2,459
Institutional Investors	425	375
Investment Managers	275	250
Investments in New Businesses	40	25
Total from business segments	$11,094	$10,554
Corporate overhead	190	57
	$11,284	$10,611

16 of 38

The following tables highlight certain financial information about each of the Company’s business segments for the six months ended June 30, 2016 and 2015.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2016
Revenues	$228,197	$158,562	$147,571	$140,856	$2,908	$678,094
Expenses	206,603	89,495	71,932	92,243	10,587	470,860
Operating profit (loss)	$21,594	$69,067	$75,639	$48,613	$(7,679)	$207,234
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Segment profit (loss)	$24,385	$69,067	$75,639	$48,613	$(7,679)	$210,025

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2015
Revenues	$226,546	$151,768	$149,528	$132,647	$2,700	$663,189
Expenses	203,983	79,916	71,739	82,764	9,669	448,071
Operating profit (loss)	$22,563	$71,852	$77,789	$49,883	$(6,969)	$215,118
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Segment profit (loss)	$25,354	$71,852	$77,789	$49,883	$(6,969)	$217,909
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the six months ended June 30, 2016 and 2015 is as follows:

	2016	2015
Total operating profit from segments	$207,234	$215,118
Corporate overhead expenses	(26,899)	(26,130)
Income from operations	$180,335	$188,988

The following tables provide additional information for the six months ended June 30, 2016 and 2015 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2016	2015	2016	2015
Private Banks	$17,166	$18,610	$6,380	$6,073
Investment Advisors	6,119	6,161	1,940	1,663
Institutional Investors	1,492	2,015	673	601
Investment Managers	3,065	3,842	2,362	1,990
Investments in New Businesses	215	283	1,095	1,134
Total from business segments	$28,057	$30,911	$12,450	$11,461
Corporate Overhead	589	885	431	377
	$28,646	$31,796	$12,881	$11,838

17 of 38

	Amortization
	2016	2015
Private Banks	$15,480	$14,696
Investment Advisors	5,138	4,859
Institutional Investors	824	750
Investment Managers	541	500
Investments in New Businesses	66	50
Total from business segments	$22,049	$20,855
Corporate Overhead	247	114
	$22,296	$20,969

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at June 30, 2016 and December 31, 2015 was $15,328 and $14,517, respectively, exclusive of interest and penalties, of which $13,674 and $12,898 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2016 and December 31, 2015, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,437 and $1,391, respectively.

	June 30, 2016	December 31, 2015
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$15,328	$14,517
Interest and penalties on unrecognized benefits	1,437	1,391
Total gross uncertain tax positions	$16,765	$15,908
Amount included in Current liabilities	$4,503	$4,511
Amount included in Other long-term liabilities	12,262	11,397
	$16,765	$15,908
The Company’s effective tax rate was 35.2 percent and 35.6 percent for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, the Company's tax rate was 35.2 percent and 35.5 percent, respectively.
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
The Company estimates it will recognize $4,503 of gross unrecognized tax benefits which is expected to be paid within one year due to the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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

18 of 38

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
In a third East Baton Rouge action, brought as a class action, SEI and SPTC filed exceptions, which the Court granted in part, dismissing the claims under the Louisiana Unfair Trade Practices Act. Plaintiffs then filed a motion for class certification, and SEI and SPTC also filed a motion for summary judgment. The Court deferred the motion for summary judgment, stating that the motion would not be set for hearing until after the hearing on class certification. After the Court held a hearing on class certification, it certified a class composed of persons who purchased or renewed any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009 or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. SEI and SPTC filed motions for appeal from the class certification judgments. On February 1, 2013, plaintiffs filed a motion for Leave to File a First Amended and Restated Class Action Petition in which they asked the Court to allow them to amend the petition and add claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by seeking dismissal of the action. On March 11, 2013, the newly-added insurance carrier defendants removed the case to the Middle District of Louisiana. SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. Plaintiffs filed a motion to remand the action to state court. On March 25, 2013, SEI filed a motion requesting that the federal court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of the jurisdictional issue. On August 7, 2013, the MDL Panel transferred the matter against SEI to the Northern District of Texas. On October 1, 2014, SEI filed a renewed motion to dismiss in the Northern District of Texas, and on October 6, 2014, the District Court denied plaintiffs’ motion to remand. On June 17, 2015, the Court denied the motion to dismiss, and on June 24, 2015 set a briefing schedule for SEI and SPTC’s motion challenging the Louisiana court’s decision to certify a class, which motion was filed on July 15, 2015. SEI and SPTC filed their answer on July 1, 2015, and this case is now pending in the Northern District of Texas. On July 15, 2015, SEI and SPTC also filed motions seeking reconsideration of the District Court’s June 17 denial of the motion to dismiss or, in the alternative, seeking leave to pursue an interlocutory appeal of certain elements of the denial, as well as a motion seeking partial judgment on the pleadings pursuant to Federal Rule of Civil Procedure 12(c) with respect to claims brought under Section 712(D) of the Louisiana Securities Law. On September 22, 2015, the District Court granted SEI and SPTC’s motion for reconsideration of the June 17 denial of the motion to dismiss and dismissed plaintiffs’ claims under Section 714(A) of the Louisiana Securities Law, but declined to dismiss, or certify for interlocutory appeal, plaintiffs’ claims under Section 714(B) of the Louisiana Securities Law. On November 4, 2015, the District Court granted SEI and SPTC's motion to dismiss plaintiffs' claims under Section 712(D) of the Louisiana Securities Law. Consequently, the only claims of plaintiffs still pending before the District Court are plaintiffs' claims for secondary liability against SEI and SPTC under Section 714(B) of the Louisiana Securities Law. On May 2, 2016, the District Court certified the class as being "all persons for whom Stanford Trust Company purchased or renewed Stanford Investment Bank Limited certificates of deposit in Louisiana between January 1, 2007 and February 13, 2009". SEI has asked the Court to clarify the class definition because the one remaining claim in the action - secondary liability under the Louisiana Securities Law -requires proof that Stanford Trust Company sold or offered to sell securities.
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

19 of 38

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

Note 13.    Sale of SEI Asset Korea
On July 31, 2012, the Company, MetLife International Holdings, Inc. (MetLife) and International Finance Corporation (IFC) entered into a definitive agreement with Baring Asset Management Limited (Barings) to sell all ownership interest in SEI Asset Korea (SEI AK). SEI AK was located in South Korea and provided domestic equity and fixed-income investment management services to financial institutions and pension funds.
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Barings. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014, and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. The Company recognized pre-tax gains of $2,791, or $0.01 diluted earnings per share, during the six months ended June 30, 2016 and 2015 representing the final annual payments under the terms of the agreement. The Company's gains from the sale of SEI AK are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.

20 of 38

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition at June 30, 2016 and 2015, the consolidated results of operations for the three and six months ended June 30, 2016 and 2015 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2015.

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of June 30, 2016, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $707.0 billion in mutual fund and pooled or separately managed assets, including $269.3 billion in assets under management and $437.7 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $78.4 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 were:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
Revenues	$343,831	$337,745	2%	$678,094	$663,189	2%
Expenses	250,308	241,827	4%	497,759	474,201	5%
Income from operations	93,523	95,918	(2)%	180,335	188,988	(5)%
Net gain (loss) from investments	250	(38)	NM	124	212	NM
Interest income, net of interest expense	846	641	32%	1,815	1,497	21%
Equity in earnings from unconsolidated affiliates	30,285	37,289	(19)%	59,477	71,322	(17)%
Gain on sale of subsidiary	—	—	—%	2,791	2,791	—%
Income before income taxes	124,904	133,810	(7)%	244,542	264,810	(8)%
Income taxes	43,899	47,570	(8)%	86,040	93,959	(8)%
Net income	81,005	86,240	(6)%	158,502	170,851	(7)%
Diluted earnings per common share	$0.49	$0.51	(4)%	$0.96	$1.00	(4)%

The following items had a significant impact on our financial results for the three and six months ended June 30, 2016 and 2015:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients. The market volatility occurring during the course of the preceding 12 months negatively impacted our asset-based fee revenues and partially offset our revenue growth. Despite the volatile market conditions, our average assets under management, excluding LSV, increased $10.1 billion, or six percent, to $184.9 billion in the first six months of 2016 as compared to $174.8 billion during the first six months of 2015. Our average assets under administration increased $28.7 billion, or seven percent, to $419.2 billion in the first six months of 2016 as compared to $390.4 billion during the first six months of 2015.

•
Information processing and software servicing fees in our Private Banks segment increased $4.0 million in the first six months of 2016 compared to the prior year period primarily due to increased assets from new and existing clients processed on the SEI Wealth Platform.

•
Our proportionate share in the earnings of LSV decreased to $59.5 million in the first six months of 2016 as compared to $72.7 million in the first six months of 2015 primarily due to the decrease in assets under management from LSV's existing clients from volatile market conditions and a reduction in performance fees.

•
We capitalized $16.1 million in the first six months of 2016 for the SEI Wealth Platform as compared to $13.6 million in the first six months of 2015. Amortization expense related to the Platform increased to $22.0 million during the first

21 of 38

six months of 2016 as compared to $20.9 million during the first six months of 2015 due to continued enhancements to the Platform.

•
As we continue the development of new elements of the Platform, our expenses related to maintenance, improvements and support have increased. These costs are primarily recognized in personnel and consulting costs and are not eligible for capitalization. These increased costs primarily impacted the Private Banks and Investment Advisors business segments. We expect these costs to continue to increase through the remainder of 2016 and into 2017.

•
We also capitalized $3.5 million in the first six months of 2016 for a new application being developed for the Investment Managers segment. This new offering includes components that leverage upon the current infrastructure and add significant enhancements designed to aggregate, transact and process data.

•
Our operating expenses, primarily personnel costs, in our Investment Advisors and Investment Managers segments increased. These expenses primarily consist of operational and marketing costs and are mainly related to servicing existing clients and acquiring new clients. Additionally, sales compensation expense in our Private Banks and Investment Managers segments increased due to new business activity. These operating expenses are included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations.

•
The strengthening of the U.S. dollar against the British pound and Canadian dollar during 2016 negatively impacted our revenues and operating income of our Private Banks and Institutional Investors segments. A prolonged period of a strengthening U.S. dollar against these currencies could have a further negative impact to our revenues and operating profits of these segments.

•
We recorded our final pre-tax gains of $2.8 million, or $.01 diluted earnings per share, from the sale of SEI Asset Korea (SEI AK) in the first six months of 2016 and 2015. The gains from the sale are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).

•	Our effective tax rate was 35.2 percent during the first six months of 2016 as compared to 35.5 percent during the first six months of 2015.

•	We continued our stock repurchase program during 2016 and purchased 3.6 million shares for $154.1 million in the six month period.

22 of 38

Ending Asset Balances
(In millions)
This table presents ending assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	As of June 30,		Percent Change
	2016	2015
Private Banks:
Equity and fixed-income programs	$18,328	$19,686	(7)%
Collective trust fund programs	3	13	(77)%
Liquidity funds	4,848	5,280	(8)%
Total assets under management	$23,179	$24,979	(7)%
Client proprietary assets under administration	18,537	17,485	6%
Total assets	$41,716	$42,464	(2)%
Investment Advisors:
Equity and fixed-income programs	50,016	46,951	7%
Collective trust fund programs	5	8	(38)%
Liquidity funds	3,661	2,817	30%
Total assets under management	$53,682	$49,776	8%
Institutional Investors:
Equity and fixed-income programs	75,944	75,341	1%
Collective trust fund programs	88	93	(5)%
Liquidity funds	2,526	2,960	(15)%
Total assets under management	$78,558	$78,394	—%
Investment Managers:
Equity and fixed-income programs	73	24	NM
Collective trust fund programs	33,841	20,632	64%
Liquidity funds	750	1,007	(26)%
Total assets under management	$34,664	$21,663	60%
Client proprietary assets under administration (A)	419,139	381,963	10%
Total assets	$453,803	$403,626	12%
Investments in New Businesses:
Equity and fixed-income programs	820	779	5%
Liquidity funds	37	57	(35)%
Total assets under management	$857	$836	3%
LSV:
Equity and fixed-income programs	$78,352	$86,334	(9)%
Total:
Equity and fixed-income programs (B)	223,533	229,115	(2)%
Collective trust fund programs	33,937	20,746	64%
Liquidity funds	11,822	12,121	(2)%
Total assets under management	$269,292	$261,982	3%
Client proprietary assets under administration (C)	437,676	399,448	10%
Total assets under management and administration	$706,968	$661,430	7%

(A)
Client assets under administration in the Investment Managers segment include $50.0 billion of assets that require limited services and therefore are at fee levels below our normal full service assets (as of June 30, 2016).

(B)	Equity and fixed-income programs include $4.6 billion of assets invested in various asset allocation funds at June 30, 2016.

(C)	In addition to the numbers presented, SEI also administers an additional $12.0 billion in Funds of Funds assets (as of
June 30, 2016) on which SEI does not earn an administration fee.

23 of 38

Average Asset Balances
(In millions)
This table presents average asset balances of our clients, or of clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
Private Banks:
Equity and fixed-income programs	$18,504	$19,872	(7)%	$18,074	$19,371	(7)%
Collective trust fund programs	3	12	(75)%	3	10	(70)%
Liquidity funds	5,118	5,256	(3)%	5,390	5,506	(2)%
Total assets under management	$23,625	$25,140	(6)%	$23,467	$24,887	(6)%
Client proprietary assets under administration	18,436	17,823	3%	17,842	17,664	1%
Total assets	$42,061	$42,963	(2)%	$41,309	$42,551	(3)%
Investment Advisors:
Equity and fixed-income programs	48,783	47,027	4%	46,979	45,918	2%
Collective trust fund programs	6	8	(25)%	7	9	(22)%
Liquidity funds	4,061	2,819	44%	4,535	2,946	54%
Total assets under management	$52,850	$49,854	6%	$51,521	$48,873	5%
Institutional Investors:
Equity and fixed-income programs	74,984	75,426	(1)%	73,382	74,593	(2)%
Collective trust fund programs	96	94	2%	97	95	2%
Liquidity funds	2,868	3,354	(14)%	2,851	3,188	(11)%
Total assets under management	$77,948	$78,874	(1)%	$76,330	$77,876	(2)%
Investment Managers:
Equity and fixed-income programs	72	25	NM	69	26	NM
Collective trust fund programs	33,021	21,387	54%	31,903	21,248	50%
Liquidity funds	701	1,010	(31)%	767	1,038	(26)%
Total assets under management	$33,794	$22,422	51%	$32,739	$22,312	47%
Client proprietary assets under administration	415,237	378,347	10%	401,329	372,777	8%
Total assets	$449,031	$400,769	12%	$434,068	$395,089	10%
Investments in New Businesses:
Equity and fixed-income programs	811	784	3%	784	770	2%
Liquidity funds	39	75	(48)%	44	88	NM
Total assets under management	$850	$859	(1)%	$828	$858	(3)%
LSV:
Equity and fixed-income programs	$79,733	$87,409	(9)%	$77,216	$85,424	(10)%
Total:
Equity and fixed-income programs	222,887	230,543	(3)%	216,504	226,102	(4)%
Collective trust fund programs	33,126	21,501	54%	32,010	21,362	50%
Liquidity funds	12,787	12,514	2%	13,587	12,766	6%
Total assets under management	$268,800	$264,558	2%	$262,101	$260,230	1%
Client proprietary assets under administration	433,673	396,170	9%	419,171	390,441	7%
Total assets under management and administration	$702,473	$660,728	6%	$681,272	$650,671	5%

24 of 38

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 were as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
Private Banks:
Revenues	$114,836	$115,333	—%	$228,197	$226,546	1%
Expenses	102,862	104,727	(2)%	206,603	203,983	1%
Operating Profit	$11,974	$10,606	13%	$21,594	$22,563	(4)%
Gain on sale of subsidiary	—	—	—%	2,791	2,791	—%
Segment Profit	$11,974	$10,606	13%	$24,385	$25,354	(4)%
Operating Margin (A)	10%	9%		9%	10%
Investment Advisors:
Revenues	$81,883	$77,753	5%	$158,562	$151,768	4%
Expenses	44,721	40,857	9%	89,495	79,916	12%
Operating Profit	$37,162	$36,896	1%	$69,067	$71,852	(4)%
Operating Margin	45%	47%		44%	47%
Institutional Investors:
Revenues	$74,674	$75,980	(2)%	$147,571	$149,528	(1)%
Expenses	36,550	36,528	—%	71,932	71,739	—%
Operating Profit	$38,124	$39,452	(3)%	$75,639	$77,789	(3)%
Operating Margin	51%	52%		51%	52%
Investment Managers:
Revenues	$70,938	$67,280	5%	$140,856	$132,647	6%
Expenses	46,968	42,141	11%	92,243	82,764	11%
Operating Profit	$23,970	$25,139	(5)%	$48,613	$49,883	(3)%
Operating Margin	34%	37%		35%	38%
Investments in New Businesses:
Revenues	$1,500	$1,399	7%	$2,908	$2,700	8%
Expenses	5,355	4,803	11%	10,587	9,669	9%
Operating Loss	$(3,855)	$(3,404)	NM	$(7,679)	$(6,969)	NM
(A) Percentages determined exclusive of gain from sale of subsidiary.
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

25 of 38

Private Banks

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
Revenues:
Information processing and software servicing fees	$74,506	$73,224	2%	$147,429	$143,442	3%
Asset management, administration & distribution fees	34,443	35,961	(4)%	66,645	69,800	(5)%
Transaction-based and trade execution fees	5,887	6,148	(4)%	14,123	13,304	6%
Total revenues	$114,836	$115,333	—%	$228,197	$226,546	1%
Revenues decreased slightly in the three month period and increased $1.7 million, or one percent, in the six month period ended June 30, 2016 and were primarily affected by:

•	Increased recurring investment processing fees from the growth in new and existing client assets processed on the SEI Wealth Platform;

•	Increased fees from liquidity products due to higher yields; partially offset by

•	Decreased investment management fees from existing international clients due to lower average assets under management from market volatility;

•	Lower recurring investment processing fees earned on our mutual fund trading solution due to price reductions; and

•	The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound and Canadian dollar.
Operating margins increased to ten percent compared to nine percent in the three month period. Operating income increased by $1.4 million, or 13 percent, in the three month period and was primarily affected by:

•	Decreased direct expenses associated with decreased investment management fees from existing international clients; and

•	Decreased sales compensation expense; partially offset by

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance and enhancements to the SEI Wealth Platform;

•	Increased amortization expense related to the SEI Wealth Platform; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound and Canadian dollar on our foreign operations.

Operating margins decreased to nine percent compared to ten percent in the six month period. Operating income decreased by $1.0 million, or four percent, in the six month period and was primarily affected by:

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance and enhancements to the SEI Wealth Platform;

•	Increased amortization expense related to the SEI Wealth Platform; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound and Canadian dollar on our foreign operations; partially offset by

•	An increase in revenues; and

•	Decreased direct expenses associated with decreased investment management fees from existing international clients.

26 of 38

Investment Advisors

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
Revenues:
Investment management fees-SEI fund programs	$62,614	$60,754	3%	$121,358	$118,601	2%
Separately managed account fees	15,629	13,650	14%	30,075	26,392	14%
Other fees	3,640	3,349	9%	7,129	6,775	5%
Total revenues (a)	$81,883	$77,753	5%	$158,562	$151,768	4%
(a) All amounts are reflected in Asset management, administration and distribution fees except for $187 and $203 in the three months ended June 30, 2016 and 2015, respectively, and $541 and $415 in the six months ended June 30, 2016 and 2015, respectively, which are reflected in Transaction-based and trade execution fees.
Revenues increased $4.1 million, or five percent, in the three month period and increased $6.8 million, or four percent, in the six month period ended June 30, 2016 and were primarily affected by:

•	Increased investment management fees and separately managed account program fees due to an increase in net cash flows from new and existing advisors; and

•	Increased fees from liquidity products due to higher yields; partially offset by

•	A decrease in the average basis points earned on assets due to client-directed shifts into lower fee investment products.
Operating margin decreased to 45 percent compared to 47 percent in the three month period and decreased to 44 percent compared to 47 percent in the six month period. Operating income increased slightly in the three month period and decreased $2.8 million, or four percent, in the six month period and was primarily affected by:

•	Increased direct expenses associated with the increased assets in our investment management programs;

•	Increased personnel costs for marketing to and servicing new advisors;

•	Increased non-capitalized costs, mainly personnel and consulting costs, to support maintenance, enhancements and client migrations to the SEI Wealth Platform; and

•	Increased amortization expense related to the SEI Wealth Platform; partially offset by

•	An increase in revenues.

Institutional Investors
Revenues decreased $1.3 million, or two percent, in the three month period and decreased $2.0 million, or one percent, in the six month period ended June 30, 2016 and were primarily affected by:

•	Decreased investment management fees from existing clients due to lower average assets under management caused by market volatility; and

•	Client losses and the negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound and Canadian dollar; partially offset by

•	Asset funding from new sales of our retirement and not-for-profit solutions.
Operating margins decreased to 51 percent compared to 52 percent in the three and six month periods. Operating income decreased $1.3 million, or three percent, in the three month period and decreased $2.2 million, or three percent, in the six month period and was primarily affected by:

•	A decrease in revenues;

•	Increased direct expenses associated with investment management fees; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound and Canadian dollar on our foreign operations; partially offset by

•	Decreased personnel compensation expenses.

27 of 38

Investment Managers
Revenues increased $3.7 million, or five percent, in the three month period and increased $8.2 million, or six percent, in the six month period ended June 30, 2016 and were primarily affected by:

•	Positive cash flows from new clients; partially offset by

•	Client losses and fund closures; and

•	Lower valuations from market volatility impacting existing client assets in traditional investment products and separately managed accounts.
Operating margin decreased to 34 percent compared to 37 percent in the three month period and decreased to 35 percent compared to 38 percent in the six month period. Operating income decreased $1.2 million, or five percent, in the three month period and decreased $1.3 million, or three percent, in the six month period and was primarily affected by:

•	Increased personnel expenses, technology and other operational costs to service new and existing clients; and

•	Increased non-capitalized investment spending, mainly consulting costs; partially offset by

•	An increase in revenues.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $13.9 million and $12.8 million in the three months ended June 30, 2016 and 2015, respectively, and $26.9 million and $26.1 million in the six months ended June 30, 2016 and 2015, respectively.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net gain (loss) from investments	$250	$(38)	$124	$212
Interest and dividend income	1,033	755	2,116	1,724
Interest expense	(187)	(114)	(301)	(227)
Equity in earnings of unconsolidated affiliates	30,285	37,289	59,477	71,322
Gain on sale of subsidiary	—	—	2,791	2,791
Total other income and expense items, net	$31,381	$37,892	$64,207	$75,822
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes our less than 50 percent ownership in LSV. Our proportionate share in the earnings of LSV was $30.3 million in second quarter 2016 as compared to $38.3 million in second quarter 2015, a decrease of 21 percent. In the six months ended June 30, 2016, our proportionate share in the earnings of LSV was $59.5 million as compared to $72.7 million in the six months ended June 30, 2015, a decrease of 18 percent. The decrease in earnings was primarily due to the decline in assets under management from LSV's existing clients from market volatility during early 2016 and a reduction in performance fees earned by LSV. LSV's average assets under management decreased $8.2 billion to $77.2 billion during the six months ended June 30, 2016 as compared to $85.4 billion during the six months ended June 30, 2015, a decline of ten percent.
In April 2016, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, our total partnership interest in LSV was reduced from approximately 39.2 percent to approximately 38.9 percent.
Gain on sale of subsidiary
We recorded gains of $2.8 million during the six months ended June 30, 2016 and 2015 from the the sale of our ownership interests in SEI AK. These gains are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).

28 of 38

Income Taxes
Our effective tax rate was 35.2 percent and 35.6 percent for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, our effective tax rate was 35.2 percent and 35.5 percent, respectively.
Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. We did not have any financial liabilities at June 30, 2016 or December 31, 2015 (See Note 5 to the Notes to Consolidated Financial Statements).
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
SEI and some of our regulated subsidiaries have undergone or been scheduled to undergo a range of periodic or thematic reviews, examinations or investigations by numerous regulatory authorities around the world, including the Office of the Comptroller of the Currency, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the Financial Conduct Authority of the United Kingdom (FCA), the Central Bank of Ireland and others. These regulatory activities typically result in the identification of matters or practices to be addressed by us or our subsidiaries and, in certain circumstances, the regulatory authorities require remediation activities or pursue enforcement proceedings against us or our subsidiaries. As described under the caption “Regulatory Considerations” in our Annual Report on Form 10-K, the range of possible sanctions that are available to regulatory authorities include limitations on our ability to engage in business for specified periods of time, the revocation of registration, censures and fines. The direct and indirect costs of responding to these regulatory activities and of complying with new or modified regulations, as well as the potential financial costs and potential reputational impact against us of any enforcement proceedings that might result, is uncertain but could have a material adverse impact on our operating results or financial position.

29 of 38

Foreign Currency Exchange Rates
We transact business in the local currencies of various foreign countries, principally the United Kingdom, Canada and Ireland. The total of all of our foreign operations in these countries accounted for approximately 13 percent of our total consolidated revenues for the six months ended June 30, 2016. Also, most of our foreign operations match local currency revenues with local currency costs. We translate sales and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. A fluctuation of currency exchanges rates may expose us to gains and losses on non-U.S. currency transactions and a potential devaluation of the local currencies relative to the U.S. dollar which may impair our revenue growth and operating profits and also prolong sales cycles with potential customers. We currently do not engage in any foreign currency hedging strategies. The percentages of our total consolidated revenues and expenses during the six months ended June 30, 2016 transacted in British pound, Canadian dollar and Euro currencies were as follows:

Six Months Ended
June 30, 2016
British pound
Total revenues	7%
Total expenses	6%

Canadian dollar
Total revenues	5%
Total expenses	5%

Euro
Total revenues	1%
Total expenses	2%
United Kingdom European Union Membership Referendum
The results of the United Kingdom’s referendum regarding their membership in the European Union (E.U.) (referred to as Brexit) announced in late June 2016 caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Our foreign subsidiary located in the United Kingdom, SEI Investments (Europe) Limited (SIEL), accounted for approximately seven percent of our total consolidated revenues for the six months ended June 30, 2016. The majority of our operations in the United Kingdom match local currency revenues with local currency costs.
Liquidity and Capital Resources

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$159,450	$156,784
Net cash used in investing activities	(31,970)	(34,059)
Net cash used in financing activities	(210,016)	(162,565)
Effect of exchange rate changes on cash and cash equivalents	(2,358)	(2,765)
Net decrease in cash and cash equivalents	(84,894)	(42,605)
Cash and cash equivalents, beginning of period	679,661	667,446
Cash and cash equivalents, end of period	$594,767	$624,841
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At June 30, 2016, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
In June 2016, we replaced our credit facility with a new five-year credit facility agreement which provides for borrowings of up to $300 million (See Note 7 to the Consolidated Financial Statements). The new credit facility is a senior unsecured revolving line of credit with Wells Fargo Bank, National Association, and a syndicate of other lenders and is scheduled to expire in June

30 of 38

2021. The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. We currently have no borrowings under our credit facility.
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of July 21, 2016, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $290.3 million.
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
Cash flows from operations increased $2.7 million in the first six months of 2016 compared to the first six months of 2015. Our cash flows from operations was negatively impacted due to the decrease in our net income and the impact from our unconsolidated affiliate, LSV. The net change in our working capital accounts favorably impacted our cash flows from operations.
Cash flows used in investing activities decreased $2.1 million in the first six months of 2016 compared to the first six months of 2015. Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first six months of 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015
Purchases	$(32,648)	$(26,854)
Sales and maturities	26,333	23,634
Net investing activities from marketable securities	$(6,315)	$(3,220)

•
The capitalization of costs incurred in developing computer software. We capitalized $16.1 million of software development costs in the first six months of 2016 as compared to $13.6 million in the first six months of 2015 for significant enhancements for the expanded functionality of the SEI Wealth Platform. Additionally, we also capitalized $3.5 million and $2.4 million of software development costs in the first six months of 2016 and 2015, respectively, for a new application for the Investment Managers segment.

•
Capital expenditures. Our capital expenditures in the first six months of 2016 were $9.0 million as compared to $15.7 million in the first six months of 2015. Our expenditures in 2016 and 2015 primarily include purchased software and equipment for our data center operations. Our expenditures in 2015 also include approximately $3.2 million to relocate our London operations to a new facility.

Cash flows used in financing activities increased $47.5 million in the first six months of 2016 compared to the first six months of 2015. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We had total capital outlays of $155.7 million during the first six months of 2016 and $133.4 million during the first six months of 2015 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $26.3 million in proceeds from the issuance of our common stock during the first six months of 2016 as compared to $42.7 million during the first six months of 2015. The decrease in proceeds is primarily attributable to a lower level of stock option exercise activity.

31 of 38

•	Dividend payments. Cash dividends paid were $84.6 million in the first six months of 2016 as compared to $80.0 million in the first six months of 2015.
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

32 of 38

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

33 of 38

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In a third East Baton Rouge action, brought as a class action, SEI and SPTC filed exceptions, which the Court granted in part, dismissing the claims under the Louisiana Unfair Trade Practices Act. Plaintiffs then filed a motion for class certification, and SEI and SPTC also filed a motion for summary judgment. The Court deferred the motion for summary judgment, stating that the motion would not be set for hearing until after the hearing on class certification. After the Court held a hearing on class certification, it certified a class composed of persons who purchased or renewed any Stanford International Bank certificates of deposit (SIB CDs) in Louisiana between January 1, 2007 and February 13, 2009 or any person for whom the Stanford Trust Company purchased SIB CDs in Louisiana between January 1, 2007 and February 13, 2009. SEI and SPTC filed motions for appeal from the class certification judgments. On February 1, 2013, plaintiffs filed a motion for Leave to File a First Amended and Restated Class Action Petition in which they asked the Court to allow them to amend the petition and add claims against certain of SEI's insurance carriers. On February 5, 2013, the Court granted two of the motions for appeal and the motion for leave to amend. On February 28, 2013, SEI responded to the First Amended and Restated Class Action Petition by seeking dismissal of the action. On March 11, 2013, the newly-added insurance carrier defendants removed the case to the Middle District of Louisiana. SEI notified the Judicial Panel on Multidistrict Litigation (MDL) of this case as a potential tag-along action. Plaintiffs filed a motion to remand the action to state court. On March 25, 2013, SEI filed a motion requesting that the federal court decline to adopt the state court's order regarding class certification, which the court dismissed without prejudice to renew upon a determination of the jurisdictional issue. On August 7, 2013, the MDL Panel transferred the matter against SEI to the Northern District of Texas. On October 1, 2014, SEI filed a renewed motion to dismiss in the Northern District of Texas, and on October 6, 2014, the District Court denied plaintiffs’ motion to remand. On June 17, 2015, the Court denied the motion to dismiss, and on June 24, 2015 set a briefing schedule for SEI and SPTC’s motion challenging the Louisiana court’s decision to certify a class, which motion was filed on July 15, 2015. SEI and SPTC filed their answer on July 1, 2015, and this case is now pending in the Northern District of Texas. On July 15, 2015, SEI and SPTC also filed motions seeking reconsideration of the District Court’s June 17 denial of the motion to dismiss or, in the alternative, seeking leave to pursue an interlocutory appeal of certain elements of the denial, as well as a motion seeking partial judgment on the pleadings pursuant to Federal Rule of Civil Procedure 12(c) with respect to claims brought under Section 712(D) of the Louisiana Securities Law. On September 22, 2015, the District Court granted SEI and SPTC’s motion for reconsideration of the June 17 denial of the motion to dismiss and dismissed plaintiffs’ claims under Section 714(A) of the Louisiana Securities Law, but declined to dismiss, or certify for interlocutory appeal, plaintiffs’ claims under Section 714(B) of the Louisiana Securities Law. On November 4, 2015, the District Court granted SEI and SPTC's motion to dismiss plaintiffs' claims under Section 712(D) of the Louisiana Securities Law. Consequently, the only claims of plaintiffs still pending before the District Court are plaintiffs' claims for secondary liability against SEI and SPTC under Section 714(B) of the Louisiana Securities Law. On May 2, 2016, the District Court certified the class as being "all persons for whom Stanford Trust Company purchased or renewed Stanford Investment Bank Limited certificates of deposit in Louisiana between January 1, 2007 and February 13, 2009". SEI has asked the Court to clarify the class definition because the one remaining claim in the action - secondary liability under the Louisiana Securities Law -requires proof that Stanford Trust Company sold or offered to sell securities.

35 of 38

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

36 of 38

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $3.078 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended June 30, 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2016	100,000	$48.19	100,000	$227,721,000
May 2016	429,000	48.88	429,000	206,768,000
June 2016	985,000	48.48	985,000	159,008,000
Total	1,514,000	38.87	1,514,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated July 27, 2016 of SEI Investments Company related to the Company's financial and operating results for the second quarter ended June 30, 2016.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

37 of 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	July 27, 2016	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

38 of 38