Form 10-Q
period 2016-09-30
SEI INVESTMENTS CO
filed 2016-10-21
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of October 13, 2016 was 159,998,883.

1 of 38

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$623,162	$679,661
Restricted cash	5,500	5,500
Receivables from investment products	48,783	48,098
Receivables, net of allowance for doubtful accounts of $987 and $649	247,724	223,023
Securities owned	21,320	21,235
Other current assets	30,279	26,207
Total Current Assets	976,768	1,003,724
Property and Equipment, net of accumulated depreciation of $278,675 and $259,501	149,262	143,977
Capitalized Software, net of accumulated amortization of $292,745 and $259,358	290,329	290,522
Investments Available for Sale	93,157	81,294
Investments in Affiliated Funds, at fair value	4,888	4,039
Investment in Unconsolidated Affiliates	39,376	49,580
Deferred Income Taxes	3,722	—
Other Assets, net	16,064	15,492
Total Assets	$1,573,566	$1,588,628

Liabilities and Equity
Current Liabilities:
Accounts payable	$7,008	$4,511
Accrued liabilities	170,753	217,587
Deferred revenue	2,974	2,385
Total Current Liabilities	180,735	224,483
Deferred Income Taxes	65,518	63,028
Other Long-term Liabilities	14,103	11,397
Total Liabilities	260,356	298,908
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 159,954 and 163,733 shares issued and outstanding	1,600	1,637
Capital in excess of par value	941,370	910,513
Retained earnings	400,778	402,860
Accumulated other comprehensive loss, net	(30,538)	(25,290)
Total Shareholders' Equity	1,313,210	1,289,720
Total Liabilities and Shareholders' Equity	$1,573,566	$1,588,628
The accompanying notes are an integral part of these consolidated financial statements.

2 of 38

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Asset management, administration and distribution fees	$271,930	$252,585	$785,642	$756,101
Information processing and software servicing fees	76,443	74,413	224,834	218,765
Transaction-based and trade execution fees	6,268	8,624	22,259	23,945
Total revenues	354,641	335,622	1,032,735	998,811
Expenses:
Subadvisory, distribution and other asset management costs	42,586	40,230	122,651	119,619
Software royalties and other information processing costs	7,519	8,028	22,944	23,594
Brokerage commissions	4,864	6,460	17,065	17,863
Compensation, benefits and other personnel	103,137	99,461	307,350	292,646
Stock-based compensation	4,066	3,867	12,044	11,476
Consulting, outsourcing and professional fees	43,631	35,963	121,712	108,560
Data processing and computer related	16,581	15,173	48,081	43,100
Facilities, supplies and other costs	17,075	22,477	50,194	56,195
Amortization	11,388	10,837	33,684	31,806
Depreciation	6,576	6,108	19,457	17,946
Total expenses	257,423	248,604	755,182	722,805
Income from operations	97,218	87,018	277,553	276,006
Net gain (loss) from investments	196	(756)	320	(544)
Interest and dividend income	1,026	846	3,142	2,570
Interest expense	(115)	(115)	(416)	(342)
Equity in earnings of unconsolidated affiliates	32,565	33,595	92,042	104,917
Gain on sale of subsidiary	—	—	2,791	2,791
Income before income taxes	130,890	120,588	375,432	385,398
Income taxes	44,186	41,163	130,226	135,122
Net income	86,704	79,425	245,206	250,276
Basic earnings per common share	$0.54	$0.48	$1.51	$1.51
Shares used to compute basic earnings per share	160,916	165,579	161,908	166,142
Diluted earnings per common share	$0.53	$0.47	$1.49	$1.47
Shares used to compute diluted earnings per share	163,925	169,255	165,053	169,977
Dividends declared per common share	$—	$—	$0.26	$0.24
The accompanying notes are an integral part of these consolidated financial statements.

3 of 38

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Net income		$86,704		$79,425		$245,206		$250,276
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments		(3,053)		(6,037)		(5,704)		(10,290)
Unrealized (loss) gain on investments:
Unrealized (losses) gains during the period, net of income taxes of $94, $200, $(146) and $501	(160)		(734)		190		(1,254)
Less: reclassification adjustment for losses (gains) realized in net income, net of income taxes of $(52), $(62), $(143) and $(49)	102	(58)	117	(617)	266	456	93	(1,161)
Total other comprehensive loss, net of tax		(3,111)		(6,654)		(5,248)		(11,451)
Comprehensive income		$83,593		$72,771		$239,958		$238,825
The accompanying notes are an integral part of these consolidated financial statements.

4 of 38

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$245,206	$250,276
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	38,287	24,207
Net cash provided by operating activities	283,493	274,483
Cash flows from investing activities:
Additions to restricted cash	—	(518)
Additions to property and equipment	(26,656)	(35,719)
Additions to capitalized software	(33,196)	(22,508)
Purchases of marketable securities	(55,162)	(34,040)
Prepayments and maturities of marketable securities	42,625	27,008
Sales of marketable securities	1,225	7,103
Receipt of contingent payment from sale of SEI AK	2,791	2,791
Other investing activities	1,313	(1,000)
Net cash used in investing activities	(67,060)	(56,883)
Cash flows from financing activities:
Purchase and retirement of common stock	(224,815)	(213,256)
Proceeds from issuance of common stock	35,159	52,349
Tax benefit on stock options exercised	5,941	11,446
Payment of dividends	(84,686)	(80,030)
Net cash used in financing activities	(268,401)	(229,491)
Effect of exchange rate changes on cash and cash equivalents	(4,531)	(7,966)
Net decrease in cash and cash equivalents	(56,499)	(19,857)
Cash and cash equivalents, beginning of period	679,661	667,446
Cash and cash equivalents, end of period	$623,162	$647,589
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine-month periods ended September 30, 2016 and 2015. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
There have been no significant changes in significant accounting policies during the nine months ended September 30, 2016 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 with the exception of the adoption of Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis (See Note 3) and ASU No. 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (See Note 5).
Cash and Cash Equivalents
Cash and cash equivalents includes $347,477 and $448,957 at September 30, 2016 and December 31, 2015, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are Level 1 assets.
Restricted Cash
Restricted cash includes $5,000 at September 30, 2016 and December 31, 2015 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $500 at September 30, 2016 and December 31, 2015, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.

6 of 38

Capitalized Software
The Company capitalized $33,196 and $22,508 of software development costs during the nine months ended September 30, 2016 and 2015, respectively. The Company's software development costs primarily relate to the continued development of the SEI Wealth PlatformSM (the Platform). The Company capitalized $27,387 and $19,344 of software development costs for significant enhancements to the Platform during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the net book value of the Platform was $279,621. The Platform has an estimated useful life of 15 years and a weighted average remaining life of 5.7 years. Amortization expense for the Platform was $33,387 and $31,635 during the nine months ended September 30, 2016 and 2015, respectively. The Company also capitalized $5,809 and $3,164 of software development costs during the nine months ended September 30, 2016 and 2015, respectively, related to a new application for the Investment Managers segment.
During the three months ended September 30, 2015, the Company determined that specific functionality within the Platform is no longer in use and wrote off $5,533 of previously capitalized software development costs reported under the Private Banks and Investment Advisors business segments. The expense associated with the write-off is included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations.
Earnings per Share
The calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$86,704	$79,425	$245,206	$250,276
Shares used to compute basic earnings per common share	160,916,000	165,579,000	161,908,000	166,142,000
Dilutive effect of stock options	3,009,000	3,676,000	3,145,000	3,835,000
Shares used to compute diluted earnings per common share	163,925,000	169,255,000	165,053,000	169,977,000
Basic earnings per common share	$0.54	$0.48	$1.51	$1.51
Diluted earnings per common share	$0.53	$0.47	$1.49	$1.47
During the three months ended September 30, 2016 and 2015, employee stock options to purchase 10,258,000 and 9,938,000 shares of common stock with an average exercise price of $34.11 and $30.02, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the nine months ended September 30, 2016 and 2015, employee stock options to purchase 10,384,000 and 9,999,000 shares of common stock with an average exercise price of $34.07 and $30.02, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and nine month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
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
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the nine months ended September 30:

	2016	2015
Net income	$245,206	$250,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,457	17,946
Amortization	33,684	31,806
Equity in earnings of unconsolidated affiliates	(92,042)	(104,917)
Distributions received from unconsolidated affiliate	102,246	116,913
Stock-based compensation	12,044	11,476
Provision for losses on receivables	338	(196)
Deferred income tax expense	(1,521)	(4,942)
Gain from sale of SEI AK	(2,791)	(2,791)
Net (gain) loss from investments	(320)	544
Change in other long-term liabilities	2,706	1,926
Change in other assets	(2,463)	(706)
Write-off of capitalized and purchased software	—	6,055
Other	602	(2,364)
Change in current asset and liabilities
Decrease (increase) in
Receivables from investment products	(685)	2,601
Receivables	(25,037)	(23,081)
Other current assets	(4,072)	(11,013)
Increase (decrease) in
Accounts payable	2,497	(5,950)
Accrued liabilities	(6,945)	(11,808)
Deferred revenue	589	2,708
Total adjustments	38,287	24,207
Net cash provided by operating activities	$283,493	$274,483
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

8 of 38

In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing (ASU 2016-10) that amends the revenue guidance in ASU 2014-09 on identifying performance obligations and accounting for licenses of intellectual property. ASU 2016-10 changed the FASB's previous proposals on renewals of right-to-use licenses and contractual restrictions. The effective date of the standard for the Company will coincide with ASU 2014-09 during the first quarter 2018. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
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
At September 30, 2016, the Company’s total investment in LSV was $39,376. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $102,246 and $116,913 in the nine months ended September 30, 2016 and 2015, respectively.
The Company’s proportionate share in the earnings of LSV was $32,565 and $33,595 during the three months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, the Company’s proportionate share in the earnings of LSV was $92,042 and $106,267, respectively.
The following table contains the condensed financial operations of LSV for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$103,341	$102,754	$291,819	$326,192
Net income	83,646	85,686	235,893	270,868

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
The Company’s direct interest in LSV was unchanged as a result of this transaction. The Company has determined that LSV Employee Group III is a variable interest entity (VIE); however, the Company is not considered the primary beneficiary because it does not have the power to direct the activities that most significantly impact the economic performance of LSV Employee Group III either directly or through any financial responsibility from the guaranty.
In September 2014, LSV Employee Group III made the final principal payment related to the term loan guaranteed by LSV. As of October 13, 2016, the remaining unpaid principal balance of the term loan guaranteed by the Company was $7,914. LSV Employee Group III has met all financial obligations to date regarding the scheduled repayment of the term loans since origination. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.

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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $9,145 and $12,960 in fees during the three months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, the Company waived $31,513 and $36,146, respectively, in fees.

10 of 38

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2016	December 31, 2015
Trade receivables	$54,729	$47,179
Fees earned, not billed	179,494	154,919
Other receivables	14,488	21,574
	248,711	223,672
Less: Allowance for doubtful accounts	(987)	(649)
	$247,724	$223,023
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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	September 30, 2016	December 31, 2015
Buildings	$151,937	$151,604
Equipment	103,448	86,941
Land	10,030	10,003
Purchased software	128,935	122,433
Furniture and fixtures	17,230	16,143
Leasehold improvements	15,182	15,393
Construction in progress	1,175	961
	427,937	403,478
Less: Accumulated depreciation	(278,675)	(259,501)
Property and Equipment, net	$149,262	$143,977
The Company recognized $19,457 and $17,946 in depreciation expense related to property and equipment for the nine months ended September 30, 2016 and 2015, respectively.
During the three months ended September 30, 2015, the Company determined that certain purchased software related to the SEI Wealth Platform is no longer in use and wrote off $522 of the software classified as Purchased software reported under the Private Banks business segment. The expense associated with the write-off of the software is included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations.

11 of 38

Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	September 30, 2016	December 31, 2015
Accrued employee compensation	$56,832	$74,687
Accrued consulting, outsourcing and professional fees	24,351	21,575
Accrued sub-advisory, distribution and other asset management fees	34,739	32,674
Accrued brokerage fees	8,613	9,058
Accrued dividend payable	—	42,625
Accrued income taxes	9,390	3,505
Other accrued liabilities	36,828	33,463
Total accrued liabilities	$170,753	$217,587

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
The pricing policies and procedures applied during the nine months ended September 30, 2016 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2015. The Company had no Level 3 financial assets or liabilities at September 30, 2016 or December 31, 2015. There were no transfers of financial assets between levels within the fair value hierarchy during the nine months ended September 30, 2016.
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$23,576	$23,576	$—
Fixed-income available-for-sale securities	69,581	—	69,581
Fixed-income securities owned	21,320	—	21,320
Investment funds sponsored by LSV (1)	4,888
	$119,365	$23,576	$90,901

12 of 38

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$10,657	$10,657	$—
Fixed-income available-for-sale securities	70,637	—	70,637
Fixed-income securities owned	21,235	—	21,235
Investment funds sponsored by LSV (1)	4,039
	$106,568	$10,657	$91,872
(1) The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the accompanying Consolidated Balance Sheets (See Note 6).

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At September 30, 2016
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$21,268	$52	$(868)	$20,452
Equities and other mutual funds	2,965	159	—	3,124
Debt securities	68,524	1,057	—	69,581
	$92,757	$1,268	$(868)	$93,157

	At December 31, 2015
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$8,474	$—	$(742)	$7,732
Equities and other mutual funds	2,857	68	—	2,925
Debt securities	70,308	329	—	70,637
	$81,639	$397	$(742)	$81,294
Net unrealized gains (losses) at September 30, 2016 and December 31, 2015 were $154 (net of income tax expense of $246) and $(302) (net of income tax benefit of $43), respectively. These net unrealized gains and losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $270 and gross realized losses of $679 from available-for-sale securities during the nine months ended September 30, 2016. There were gross realized gains of $394 and gross realized losses of $535 from available-for-sale securities during the nine months ended September 30, 2015. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consists of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $4,888 and $4,039 at September 30, 2016 and December 31, 2015, respectively. The Company recognized gross realized gains of $468 and $849 during the three and nine months ended September 30, 2016, respectively, from the change in fair value of the funds. During the three and nine months

13 of 38

ended September 30, 2015, the Company recognized gross realized losses of $581 and $579, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,320 and $21,235 at September 30, 2016 and December 31, 2015, respectively. There were no material net gains or losses from the change in fair value of the securities during the three and nine months ended September 30, 2016 and 2015.

Note 7.    Line of Credit
On June 13, 2016 (the Closing Date), the Company entered into a new five-year $300,000 Credit Agreement (the Credit Facility) with Wells Fargo Bank, National Association (Wells Fargo) and a syndicate of other lenders. The Credit Facility became available on the Closing Date and replaced the former credit facility agreement (the 2012 Credit Facility), also with Wells Fargo, that was scheduled to expire in February 2017. The Credit Facility is scheduled to expire in June 2021, at which time any aggregate principal amount of loans outstanding becomes payable in full. Any borrowings made under the Credit Facility will accrue interest at rates that, at the Company's option, are based on a base rate (the Base Rate) plus a premium that can range from 0.25 percent to 1.00 percent or the London InterBank Offered Rate (LIBOR) plus a premium that can range from 1.25 percent to 2.00 percent depending on the Company’s Leverage Ratio (a ratio of consolidated indebtedness to consolidated EBITDA for the four preceding fiscal quarters, all as defined in the related agreement). The Base Rate is defined as the highest of a) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.50 percent, b) the prime commercial lending rate of Wells Fargo, c) the applicable LIBOR plus 1.00 percent, or d) 0 percent. The Company also pays quarterly commitment fees based on the unused portion of the Credit Facility. The quarterly fees for the Credit Facility can range from 0.15 percent of the amount of the unused portion to 0.30 percent, depending on the Company’s Leverage Ratio. Certain wholly-owned subsidiaries of the Company have guaranteed the obligations of the Company under the agreement.
The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings under the Credit Facility at September 30, 2016. The Company was in compliance with all covenants of the Credit Facility and 2012 Credit Facility during the nine months ended September 30, 2016.

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
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and nine months ended September 30, 2016 and 2015, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation expense	$4,066	$3,867	$12,044	$11,476
Less: Deferred tax benefit	(1,466)	(1,425)	(4,235)	(4,084)
Stock-based compensation expense, net of tax	$2,600	$2,442	$7,809	$7,392

14 of 38

As of September 30, 2016, there was approximately $45,151 of unrecognized compensation cost remaining, adjusted for estimated forfeitures, related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2016 was $31,793. The total options exercisable as of September 30, 2016 had an intrinsic value of $171,673. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of September 30, 2016 and the weighted average exercise price of the shares. The market value of the Company’s common stock as of September 30, 2016 was $45.61 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of September 30, 2016 was $21.63. Total options that were outstanding and exercisable as of September 30, 2016 were 17,416,000 and 7,158,000, respectively.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 5,193,000 shares at a total cost of $227,551 during the nine months ended September 30, 2016. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of September 30, 2016, the Company had approximately $85,575 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 25, 2016, the Board of Directors declared a cash dividend of $0.26 per share on the Company's common stock, which was paid on June 22, 2016, to shareholders of record on June 14, 2016. Cash dividends declared during the nine months ended September 30, 2016 and 2015 were $42,061 and $39,852, respectively.

Note 9.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2016	$(24,988)	$(302)	$(25,290)

Other comprehensive (loss) gain before reclassifications	(5,704)	190	(5,514)
Amounts reclassified from accumulated other comprehensive income	—	266	266
Net current-period other comprehensive (loss) gain	(5,704)	456	(5,248)

Balance, September 30, 2016	$(30,692)	$154	$(30,538)

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

15 of 38

Investments in New Businesses – focuses on providing investment management programs to ultra-high-net-worth families residing in the United States; developing internet-based investment services and advice solutions; entering new markets; and conducting other research and development activities.
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and nine months ended September 30, 2016 and 2015. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The following tables highlight certain financial information about each of the Company’s business segments for the three months ended September 30, 2016 and 2015.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2016
Revenues	$115,952	$85,258	$76,222	$75,672	$1,537	$354,641
Expenses	105,523	45,080	36,943	48,588	5,348	241,482
Operating profit (loss)	$10,429	$40,178	$39,279	$27,084	$(3,811)	$113,159

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended September 30, 2015
Revenues	$116,280	$76,238	$74,515	$67,162	$1,427	$335,622
Expenses	104,217	45,530	36,923	43,899	5,179	235,748
Operating profit (loss)	$12,063	$30,708	$37,592	$23,263	$(3,752)	$99,874
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015 is as follows:

	2016	2015
Total operating profit from segments	$113,159	$99,874
Corporate overhead expenses	(15,941)	(12,856)
Income from operations	$97,218	$87,018

The following tables provide additional information for the three months ended September 30, 2016 and 2015 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2016	2015	2016	2015
Private Banks	$15,018	$12,707	$3,289	$3,141
Investment Advisors	6,744	4,899	940	864
Institutional Investors	1,744	1,955	344	302
Investment Managers	6,210	5,286	1,228	1,039
Investments in New Businesses	379	379	549	572
Total from business segments	$30,095	$25,226	$6,350	$5,918
Corporate overhead	1,111	1,205	226	190
	$31,206	$26,431	$6,576	$6,108
(1) Capital expenditures include additions to property and equipment and capitalized software.

16 of 38

	Amortization
	2016	2015
Private Banks	$7,972	$7,604
Investment Advisors	2,626	2,512
Institutional Investors	425	383
Investment Managers	275	255
Investments in New Businesses	40	26
Total from business segments	$11,338	$10,780
Corporate overhead	50	57
	$11,388	$10,837

The following tables highlight certain financial information about each of the Company’s business segments for the nine months ended September 30, 2016 and 2015.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2016
Revenues	$344,149	$243,820	$223,793	$216,528	$4,445	$1,032,735
Expenses	312,126	134,575	108,875	140,831	15,935	712,342
Operating profit (loss)	$32,023	$109,245	$114,918	$75,697	$(11,490)	$320,393
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Segment profit (loss)	$34,814	$109,245	$114,918	$75,697	$(11,490)	$323,184

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Nine Months Ended September 30, 2015
Revenues	$342,826	$228,006	$224,043	$199,809	$4,127	$998,811
Expenses	308,200	125,446	108,662	126,663	14,848	683,819
Operating profit (loss)	$34,626	$102,560	$115,381	$73,146	$(10,721)	$314,992
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Segment profit (loss)	$37,417	$102,560	$115,381	$73,146	$(10,721)	$317,783
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the nine months ended September 30, 2016 and 2015 is as follows:

	2016	2015
Total operating profit from segments	$320,393	$314,992
Corporate overhead expenses	(42,840)	(38,986)
Income from operations	$277,553	$276,006

17 of 38

The following tables provide additional information for the nine months ended September 30, 2016 and 2015 pertaining to our business segments:

	Capital Expenditures		Depreciation
	2016	2015	2016	2015
Private Banks	$32,184	$31,317	$9,669	$9,214
Investment Advisors	12,863	11,060	2,880	2,527
Institutional Investors	3,236	3,970	1,017	903
Investment Managers	9,275	9,128	3,590	3,029
Investments in New Businesses	594	662	1,644	1,706
Total from business segments	$58,152	$56,137	$18,800	$17,379
Corporate Overhead	1,700	2,090	657	567
	$59,852	$58,227	$19,457	$17,946

	Amortization
	2016	2015
Private Banks	$23,452	$22,300
Investment Advisors	7,764	7,371
Institutional Investors	1,249	1,133
Investment Managers	816	755
Investments in New Businesses	106	76
Total from business segments	$33,387	$31,635
Corporate Overhead	297	171
	$33,684	$31,806

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at September 30, 2016 and December 31, 2015 was $16,028 and $14,517, respectively, exclusive of interest and penalties, of which $14,054 and $12,898 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of September 30, 2016 and December 31, 2015, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,411 and $1,391, respectively.

	September 30, 2016	December 31, 2015
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$16,028	$14,517
Interest and penalties on unrecognized benefits	1,411	1,391
Total gross uncertain tax positions	$17,439	$15,908
Amount included in Current liabilities	$3,336	$4,511
Amount included in Other long-term liabilities	14,103	11,397
	$17,439	$15,908
The Company’s effective tax rate was 33.8 percent and 34.1 percent for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the Company's tax rate was 34.7 percent and 35.1 percent, respectively.
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
The Company estimates it will recognize $3,336 of gross unrecognized tax benefits which is expected to be paid within one year due to the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid,

18 of 38

if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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

19 of 38

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

20 of 38

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
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Barings. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014, and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. The Company recognized pre-tax gains of $2,791, or $0.01 diluted earnings per share, during the nine months ended September 30, 2016 and 2015 representing the final annual payments under the terms of the agreement. The Company's gains from the sale of SEI AK are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.

21 of 38

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition at September 30, 2016 and 2015, the consolidated results of operations for the three and nine months ended September 30, 2016 and 2015 and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2015.

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of September 30, 2016, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $751.3 billion in mutual fund and pooled or separately managed assets, including $280.9 billion in assets under management and $470.4 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $83.9 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 were:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2016	2015		2016	2015
Revenues	$354,641	$335,622	6%	$1,032,735	$998,811	3%
Expenses	257,423	248,604	4%	755,182	722,805	4%
Income from operations	97,218	87,018	12%	277,553	276,006	1%
Net gain (loss) from investments	196	(756)	NM	320	(544)	NM
Interest income, net of interest expense	911	731	25%	2,726	2,228	22%
Equity in earnings from unconsolidated affiliates	32,565	33,595	(3)%	92,042	104,917	(12)%
Gain on sale of subsidiary	—	—	—%	2,791	2,791	—%
Income before income taxes	130,890	120,588	9%	375,432	385,398	(3)%
Income taxes	44,186	41,163	7%	130,226	135,122	(4)%
Net income	86,704	79,425	9%	245,206	250,276	(2)%
Diluted earnings per common share	$0.53	$0.47	13%	$1.49	$1.47	1%

The following items had a significant impact on our financial results for the three and nine months ended September 30, 2016 and 2015:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients and market appreciation. Our average assets under management, excluding LSV, increased $14.2 billion, or eight percent, to $188.3 billion in the first nine months of 2016 as compared to $174.1 billion during the first nine months of 2015. Our average assets under administration increased $38.4 billion, or ten percent, to $431.3 billion in the first nine months of 2016 as compared to $392.9 billion during the first nine months of 2015.

•
Information processing and software servicing fees in our Private Banks segment increased $6.0 million in the first nine months of 2016 compared to the prior year period primarily due to increased assets from new and existing clients processed on the SEI Wealth Platform.

•	We recorded $1.6 million in non-recurring revenues in our Private Banks segment due to a contract buyout from an investment processing bank client.

•
Our proportionate share in the earnings of LSV decreased to $92.0 million in the first nine months of 2016 as compared to $106.3 million in the first nine months of 2015 primarily due to a reduction in performance fees.

22 of 38

•
We capitalized $27.4 million in the first nine months of 2016 for the SEI Wealth Platform as compared to $19.3 million in the first nine months of 2015. Amortization expense related to the Platform increased to $33.4 million during the first nine months of 2016 as compared to $31.6 million during the first nine months of 2015 due to continued enhancements to the Platform.

•
As we continue the development of new elements of the Platform, our expenses related to maintenance, enhancements and support have increased. These costs are primarily recognized in personnel and consulting costs and are not eligible for capitalization. These increased costs primarily impacted the Private Banks and Investment Advisors business segments. We expect these costs to continue to increase through the remainder of 2016 and into 2017.

•
We also capitalized $5.8 million in the first nine months of 2016 for a new application being developed for the Investment Managers segment. This new offering includes components that leverage upon the current infrastructure and add significant enhancements designed to aggregate, transact and process data.

•
We wrote off approximately $6.0 million, or $0.02 diluted earnings per share, of previously capitalized software development costs and purchased software related to the SEI Wealth Platform during the third quarter 2015. The expense associated with this write-off impacted the Private Banks and Investment Advisors business segments and is included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations (See Notes 1 and 4 to the Consolidated Financial Statements for more information).

•
Our operating expenses, primarily personnel costs, in our Investment Advisors and Investment Managers segments increased. These expenses primarily consist of operational and marketing costs and are mainly related to servicing existing clients and acquiring new clients. Additionally, sales compensation expense in our Investment Managers segments increased due to new business activity. These operating expenses are included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations.

•
The strengthening of the U.S. dollar against the British pound during 2016 negatively impacted our revenues and operating income of our Private Banks and Institutional Investors segments. A prolonged period of a strengthening U.S. dollar against the British pound could have a further negative impact to our revenues and operating profits of these segments.

•
We recorded our final pre-tax gains of $2.8 million, or $.01 diluted earnings per share, from the sale of SEI Asset Korea (SEI AK) in the first nine months of 2016 and 2015. The gains from the sale are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).

•	Our effective tax rate was 34.7 percent during the first nine months of 2016 as compared to 35.1 percent during the first nine months of 2015.

•	We continued our stock repurchase program during 2016 and purchased 5.2 million shares for $227.6 million in the nine month period.

23 of 38

Ending Asset Balances
(In millions)
This table presents ending assets of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	As of September 30,		Percent Change
	2016	2015
Private Banks:
Equity and fixed-income programs	$18,668	$18,243	2%
Collective trust fund programs	3	3	—%
Liquidity funds	4,034	5,469	(26)%
Total assets under management	$22,705	$23,715	(4)%
Client proprietary assets under administration	19,269	16,896	14%
Total assets	$41,974	$40,611	3%
Investment Advisors:
Equity and fixed-income programs	52,594	43,988	20%
Collective trust fund programs	5	9	(44)%
Liquidity funds	2,539	4,677	(46)%
Total assets under management	$55,138	$48,674	13%
Institutional Investors:
Equity and fixed-income programs	78,701	70,818	11%
Collective trust fund programs	90	96	(6)%
Liquidity funds	2,612	2,655	(2)%
Total assets under management	$81,403	$73,569	11%
Investment Managers:
Equity and fixed-income programs	79	59	34%
Collective trust fund programs	35,962	19,863	81%
Liquidity funds	812	848	(4)%
Total assets under management	$36,853	$20,770	77%
Client proprietary assets under administration (A)	451,204	376,133	20%
Total assets	$488,057	$396,903	23%
Investments in New Businesses:
Equity and fixed-income programs	850	752	13%
Liquidity funds	53	51	4%
Total assets under management	$903	$803	12%
LSV:
Equity and fixed-income programs	$83,863	$76,958	9%
Total:
Equity and fixed-income programs (B)	234,755	210,818	11%
Collective trust fund programs	36,060	19,971	81%
Liquidity funds	10,050	13,700	(27)%
Total assets under management	$280,865	$244,489	15%
Client proprietary assets under administration (C)	470,473	393,029	20%
Total assets under management and administration	$751,338	$637,518	18%

(A)
Client assets under administration in the Investment Managers segment include $48.3 billion of assets that require limited services and therefore are at fee levels below our normal full service assets (as of September 30, 2016).

(B)	Equity and fixed-income programs include $4.7 billion of assets invested in asset allocation funds at September 30, 2016.

(C)	In addition to the numbers presented, SEI also administers an additional $11.1 billion in Funds of Funds assets (as of
September 30, 2016) on which SEI does not earn an administration fee.

24 of 38

Average Asset Balances
(In millions)
This table presents average asset balances of our clients, or of clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2016	2015		2016	2015
Private Banks:
Equity and fixed-income programs	$18,650	$19,080	(2)%	$18,266	$19,274	(5)%
Collective trust fund programs	3	6	(50)%	3	9	(67)%
Liquidity funds	4,386	5,443	(19)%	5,055	5,485	(8)%
Total assets under management	$23,039	$24,529	(6)%	$23,324	$24,768	(6)%
Client proprietary assets under administration	19,039	17,504	9%	18,241	17,610	4%
Total assets	$42,078	$42,033	—%	$41,565	$42,378	(2)%
Investment Advisors:
Equity and fixed-income programs	51,924	45,992	13%	48,627	45,943	6%
Collective trust fund programs	5	9	(44)%	6	9	(33)%
Liquidity funds	2,694	3,523	(24)%	3,921	3,138	25%
Total assets under management	$54,623	$49,524	10%	$52,554	$49,090	7%
Institutional Investors:
Equity and fixed-income programs	77,583	73,568	5%	74,782	74,251	1%
Collective trust fund programs	90	93	(3)%	95	94	1%
Liquidity funds	2,751	2,843	(3)%	2,818	3,073	(8)%
Total assets under management	$80,424	$76,504	5%	$77,695	$77,418	—%
Investment Managers:
Equity and fixed-income programs	73	24	NM	70	25	NM
Collective trust fund programs	35,257	20,449	72%	33,021	20,981	57%
Liquidity funds	874	978	(11)%	802	1,018	(21)%
Total assets under management	$36,204	$21,451	69%	$33,893	$22,024	54%
Client proprietary assets under administration	436,459	380,247	15%	413,039	375,267	10%
Total assets	$472,663	$401,698	18%	$446,932	$397,291	12%
Investments in New Businesses:
Equity and fixed-income programs	845	776	9%	804	772	4%
Liquidity funds	44	49	(10)%	44	75	(41)%
Total assets under management	$889	$825	8%	$848	$847	—%
LSV:
Equity and fixed-income programs	$83,373	$80,656	3%	$79,268	$83,835	(5)%
Total:
Equity and fixed-income programs	232,448	220,096	6%	221,817	224,100	(1)%
Collective trust fund programs	35,355	20,557	72%	33,125	21,093	57%
Liquidity funds	10,749	12,836	(16)%	12,640	12,789	(1)%
Total assets under management	$278,552	$253,489	10%	$267,582	$257,982	4%
Client proprietary assets under administration	455,498	397,751	15%	431,280	392,877	10%
Total assets under management and administration	$734,050	$651,240	13%	$698,862	$650,859	7%

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 were as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2016	2015		2016	2015
Private Banks:
Revenues	$115,952	$116,280	—%	$344,149	$342,826	—%
Expenses	105,523	104,217	1%	312,126	308,200	1%
Operating Profit	$10,429	$12,063	(14)%	$32,023	$34,626	(8)%
Gain on sale of subsidiary	—	—	—%	2,791	2,791	—%
Segment Profit	$10,429	$12,063	(14)%	$34,814	$37,417	(7)%
Operating Margin (A)	9%	10%		9%	10%
Investment Advisors:
Revenues	$85,258	$76,238	12%	$243,820	$228,006	7%
Expenses	45,080	45,530	(1)%	134,575	125,446	7%
Operating Profit	$40,178	$30,708	31%	$109,245	$102,560	7%
Operating Margin	47%	40%		45%	45%
Institutional Investors:
Revenues	$76,222	$74,515	2%	$223,793	$224,043	—%
Expenses	36,943	36,923	—%	108,875	108,662	—%
Operating Profit	$39,279	$37,592	4%	$114,918	$115,381	—%
Operating Margin	52%	50%		51%	51%
Investment Managers:
Revenues	$75,672	$67,162	13%	$216,528	$199,809	8%
Expenses	48,588	43,899	11%	140,831	126,663	11%
Operating Profit	$27,084	$23,263	16%	$75,697	$73,146	3%
Operating Margin	36%	35%		35%	37%
Investments in New Businesses:
Revenues	$1,537	$1,427	8%	$4,445	$4,127	8%
Expenses	5,348	5,179	3%	15,935	14,848	7%
Operating Loss	$(3,811)	$(3,752)	NM	$(11,490)	$(10,721)	NM
(A) Percentages determined exclusive of gain from sale of subsidiary.
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

26 of 38

Private Banks

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2016	2015		2016	2015
Revenues:
Information processing and software servicing fees	$75,945	$73,931	3%	$223,374	$217,373	3%
Asset management, administration & distribution fees	34,356	34,735	(1)%	101,001	104,535	(3)%
Transaction-based and trade execution fees	5,651	7,614	(26)%	19,774	20,918	(5)%
Total revenues	$115,952	$116,280	—%	$344,149	$342,826	—%
Revenues decreased slightly in the three month period and increased slightly in the nine month period ended September 30, 2016 and were primarily affected by:

•	Increased recurring investment processing fees from the growth in new and existing client assets processed on the SEI Wealth Platform;

•	Non-recurring contract buyout fees of $1.6 million from an investment processing client; partially offset by

•	Decreased investment management fees from existing international clients due to lower average assets under management from market volatility;

•	Lower recurring investment processing fees earned on our mutual fund trading solution due to price reductions; and

•	The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound.
Operating margins decreased to nine percent compared to ten percent in the three and nine month periods. Operating income decreased by $1.6 million, or 14 percent, in the three month period and decreased by $2.6 million, or eight percent, in the nine month period and was primarily affected by:

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance and enhancements to the SEI Wealth Platform;

•	Increased amortization expense related to the SEI Wealth Platform; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; partially offset by

•	The write-off of approximately $3.6 million of previously capitalized software development costs and purchased software related to the SEI Wealth Platform in the third quarter 2015; and

•	Decreased direct expenses associated with decreased investment management fees from existing international clients

Investment Advisors

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2016	2015		2016	2015
Revenues:
Investment management fees-SEI fund programs	$63,914	$58,862	9%	$185,272	$177,463	4%
Separately managed account fees	17,078	14,012	22%	47,153	40,404	17%
Other fees	4,266	3,364	27%	11,395	10,139	12%
Total revenues (a)	$85,258	$76,238	12%	$243,820	$228,006	7%
(a) All amounts are reflected in Asset management, administration and distribution fees except for $186 and $327 in the three months ended September 30, 2016 and 2015, respectively, and $727 and $742 in the nine months ended September 30, 2016 and 2015, respectively, which are reflected in Transaction-based and trade execution fees.
Revenues increased $9.0 million, or 12 percent, in the three month period and increased $15.8 million, or seven percent, in the nine month period ended September 30, 2016 and were primarily affected by:

•
Increased investment management fees and separately managed account program fees due to higher assets under management caused by market appreciation and an increase in net cash flows from new and existing advisors.

27 of 38

Operating margin increased to 47 percent compared to 40 percent in the three month period and remained at 45 percent in the nine month period. Operating income increased $9.5 million, or 31 percent, in the three month period and increased $6.7 million, or seven percent, in the nine month period and was primarily affected by:

•	An increase in revenues;

•	The write-off of approximately $2.4 million of previously capitalized software development costs related to the SEI Wealth Platform in the third quarter 2015; and

•	Decreased sales compensation expense; partially offset by

•	Increased direct expenses associated with increased assets in our investment management programs;

•	Increased personnel costs for marketing to and servicing new advisors;

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, enhancements and client migrations to the SEI Wealth Platform; and

•	Increased amortization expense related to the SEI Wealth Platform.

Institutional Investors
Revenues increased $1.7 million, or two percent, in the three month period and decreased slightly in the nine month period ended September 30, 2016 and were primarily affected by:

•	Client losses and the negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound; partially offset by

•	Increased investment management fees from existing clients due to higher assets under management caused by market appreciation; and

•	Asset funding from new sales of our retirement and not-for-profit solutions.
Operating margins increased to 52 percent compared to 50 percent in the three month period and remained at 51 percent in the nine month period. Operating income increased $1.7 million, or four percent, in the three month period and decreased slightly in the nine month period and was primarily affected by:

•	Increased direct expenses associated with investment management fees;

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; and

•	A decrease in revenues; partially offset by

•	Decreased personnel compensation expenses.

Investment Managers
Revenues increased $8.5 million, or 13 percent, in the three month period and increased $16.7 million, or eight percent, in the nine month period ended September 30, 2016 and were primarily affected by:

•	Positive cash flows from new and existing clients; partially offset by

•	Client losses and fund closures.
Operating margin increased to 36 percent compared to 35 percent in the three month period and decreased to 35 percent compared to 37 percent in the nine month period. Operating income increased $3.8 million, or 16 percent, in the three month period and increased $2.6 million, or three percent, in the nine month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients; and

•	Increased non-capitalized investment spending, mainly consulting costs.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $15.9 million and $12.9 million in the three months ended September 30, 2016 and 2015, respectively, and $42.8 million and $39.0 million in the nine months ended September 30, 2016 and 2015, respectively. The increase in corporate overhead expenses in the three and nine month periods is primarily due to costs associated with ongoing litigation and regulatory activity.

28 of 38

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net gain (loss) from investments	$196	$(756)	$320	$(544)
Interest and dividend income	1,026	846	3,142	2,570
Interest expense	(115)	(115)	(416)	(342)
Equity in earnings of unconsolidated affiliates	32,565	33,595	92,042	104,917
Gain on sale of subsidiary	—	—	2,791	2,791
Total other income and expense items, net	$33,672	$33,570	$97,879	$109,392
Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates primarily includes our less than 50 percent ownership in LSV. Our proportionate share in the earnings of LSV was $32.6 million in third quarter 2016 as compared to $33.6 million in third quarter 2015, a decrease of three percent. In the nine months ended September 30, 2016, our proportionate share in the earnings of LSV was $92.0 million as compared to $106.3 million in the nine months ended September 30, 2015, a decrease of 13 percent. The decrease in earnings was primarily due to a reduction in performance fees earned by LSV. LSV's average assets under management decreased $4.5 billion to $79.3 billion during the nine months ended September 30, 2016 as compared to $83.8 billion during the nine months ended September 30, 2015, a decline of five percent.
In April 2016, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, our total partnership interest in LSV was reduced from approximately 39.2 percent to approximately 38.9 percent.
Gain on sale of subsidiary
We recorded gains of $2.8 million during the nine months ended September 30, 2016 and 2015 from the sale of our ownership interests in SEI AK. These gains are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).
Income Taxes
Our effective tax rate was 33.8 percent and 34.1 percent for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, our effective tax rate was 34.7 percent and 35.1 percent, respectively.
Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. We did not have any financial liabilities at September 30, 2016 or December 31, 2015 (See Note 5 to the Notes to Consolidated Financial Statements).
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

29 of 38

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
Foreign Currency Exchange Rates
We transact business in the local currencies of various foreign countries, principally the United Kingdom, Canada and Ireland. The total of all of our foreign operations in these countries accounted for approximately 13 percent of our total consolidated revenues for the nine months ended September 30, 2016. Also, most of our foreign operations match local currency revenues with local currency costs. We translate sales and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. A fluctuation of currency exchange rates may expose us to gains and losses on non-U.S. currency transactions and a potential devaluation of the local currencies relative to the U.S. dollar which may impair our revenue growth and operating profits and also prolong sales cycles with potential customers. We currently do not engage in any foreign currency hedging strategies. The percentages of our total consolidated revenues and expenses during the nine months ended September 30, 2016 transacted in British pound, Canadian dollar and Euro currencies were as follows:

Nine Months Ended
September 30, 2016
British pound
Total revenues	7%
Total expenses	6%

Canadian dollar
Total revenues	5%
Total expenses	5%

Euro
Total revenues	1%
Total expenses	2%
United Kingdom European Union Membership Referendum
The results of the United Kingdom’s referendum regarding their membership in the European Union (E.U.) (referred to as Brexit) announced in late June 2016 caused significant volatility in global stock markets and currency exchange rates that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Our foreign subsidiary located in the United Kingdom, SEI Investments (Europe) Limited (SIEL), accounted for approximately seven percent of our total consolidated revenues for the nine months ended September 30, 2016. The majority of our operations in the United Kingdom match local currency revenues with local currency costs.

30 of 38

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$283,493	$274,483
Net cash used in investing activities	(67,060)	(56,883)
Net cash used in financing activities	(268,401)	(229,491)
Effect of exchange rate changes on cash and cash equivalents	(4,531)	(7,966)
Net decrease in cash and cash equivalents	(56,499)	(19,857)
Cash and cash equivalents, beginning of period	679,661	667,446
Cash and cash equivalents, end of period	$623,162	$647,589
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At September 30, 2016, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
In June 2016, we replaced our credit facility with a new five-year credit facility agreement which provides for borrowings of up to $300 million (See Note 7 to the Consolidated Financial Statements). The new credit facility is a senior unsecured revolving line of credit with Wells Fargo Bank, National Association, and a syndicate of other lenders and is scheduled to expire in June 2021. The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. We currently have no borrowings under our credit facility.
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of October 13, 2016, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $343.5 million.
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
Cash flows from operations increased $9.0 million in the first nine months of 2016 compared to the first nine months of 2015. Our cash flows from operations was negatively impacted due to the decrease in our net income and the impact from our unconsolidated affiliate, LSV. The net change in our working capital accounts favorably impacted our cash flows from operations.

31 of 38

Cash flows used in investing activities increased $10.2 million in the first nine months of 2016 compared to the first nine months of 2015. Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first nine months of 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015
Purchases	$(55,162)	$(34,040)
Sales and maturities	43,850	34,111
Net investing activities from marketable securities	$(11,312)	$71

•
The capitalization of costs incurred in developing computer software. We capitalized $27.4 million of software development costs in the first nine months of 2016 as compared to $19.3 million in the first nine months of 2015 for significant enhancements for the expanded functionality of the SEI Wealth Platform. Additionally, we also capitalized $5.8 million and $3.2 million of software development costs in the first nine months of 2016 and 2015, respectively, for a new application for the Investment Managers segment.

•
Capital expenditures. Our capital expenditures in the first nine months of 2016 were $26.7 million as compared to $35.7 million in the first nine months of 2015. Our expenditures in 2016 and 2015 primarily include purchased software and equipment for our data center operations. Our expenditures in 2015 also include approximately $8.4 million to relocate our London operations to a new facility.

Cash flows used in financing activities increased $38.9 million in the first nine months of 2016 compared to the first nine months of 2015. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We had total capital outlays of $224.8 million during the first nine months of 2016 and $213.3 million during the first nine months of 2015 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $35.2 million in proceeds from the issuance of our common stock during the first nine months of 2016 as compared to $52.3 million during the first nine months of 2015. The decrease in proceeds is primarily attributable to a lower level of stock option exercise activity.

•	Dividend payments. Cash dividends paid were $84.7 million in the first nine months of 2016 as compared to $80.0 million in the first nine months of 2015.
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

32 of 38

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

33 of 38

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding the repurchase of common stock during the three months ended September 30, 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 2016	75,000	$45.47	75,000	$155,598,000
August 2016	656,000	46.12	656,000	125,369,000
September 2016	875,000	45.48	875,000	85,575,000
Total	1,606,000	45.74	1,606,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated October 20, 2016 of SEI Investments Company related to the Company's financial and operating results for the third quarter ended September 30, 2016.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

37 of 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	October 21, 2016	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

38 of 38