Form 10-K
period 2016-12-31
SEI INVESTMENTS CO
filed 2017-02-22
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $6.1 billion based on the closing price of $48.11 as reported by NASDAQ on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the common stock of the registrant.
The number of shares outstanding of the registrant's common stock, as of the close of business on January 31, 2017:

Common Stock, $.01 par value	159,176,081

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:

1.
The definitive proxy statement relating to the registrant’s 2017 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this annual report, is incorporated by reference in Part III hereof.

SEI Investments Company
Fiscal Year Ended December 31, 2016

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
Item 1. Business.
Overview
SEI (NASDAQ: SEIC) is a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors, institutional investors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. As of December 31, 2016, through its subsidiaries and partnerships in which the company has a significant interest, SEI manages or administers $751.1 billion in hedge, private equity, mutual fund and pooled or separately managed assets, including $283.1 billion in assets under management and $468.0 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $87.2 billion of assets which are included as assets under management.
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
We began to adapt these solutions, and develop new investment management solutions for selected global markets in the 1990s, including: investment advisors, retirement plan sponsors and institutional investors, asset management distribution firms, investment managers and affluent individual investors. Today, we serve approximately 8,600 clients in the United States, Canada, the United Kingdom, continental Europe, South Africa and East Asia.
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
The SEI Wealth Platform provides a global, unified and scalable platform for operating a wealth management business. This comprehensive solution includes investment processing and infrastructure services, and advanced capabilities to support wealth advisory, asset management, and wealth administration functions. The Platform provides global wealth management capabilities including a 24/7 operating model, global securities processing, and multi-currency accounting and reporting. Built around a client-centric relationship model, the Platform has an open architecture and supports workflow management and straight-through processing. We began delivering the SEI Wealth Platform to private banks and independent wealth advisers in the United Kingdom in 2007 and to banks in the United States in 2012. We have also implemented select groups of new and existing investment advisor clients in the United States.
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
These investment products are used to formulate an investment strategy tailored to meet the needs of different investors, taking into consideration their objectives and risk tolerances. Our clients, or the investors served by our client intermediaries, are the investors in these products. Investors typically invest in a globally diversified portfolio that consists of multiple asset classes and investment styles.
We have expanded these investment management programs to include other consultative, operational and technology components, and have created comprehensive solutions tailored to the needs of a specific market. These components may include investment strategies, consulting services, administrative and processing services and technology tools.
As of December 31, 2016, SEI managed $195.9 billion in assets including: $148.2 billion invested in fixed-income and equity funds and separately managed account programs; $37.1 billion invested in collective trust fund programs and $10.6 billion invested in liquidity or money market funds. An additional $87.2 billion in assets is managed by our unconsolidated affiliate LSV, a registered investment advisor that specializes in a value equity management style for their clients.
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
Investment Operations
Investment operations outsourcing solutions consist of accounting and administration services, and distribution support services. We deliver these solutions to investment management firms that offer traditional and alternative products. We support traditional managers who advise a variety of investment products including mutual funds, UCITS schemes, collective investment trusts (CITs), exchange-traded funds (ETFs), institutional accounts and separately managed accounts. We also provide comprehensive solutions to investment managers worldwide that sponsor and distribute alternative investment products such as hedge funds, funds of hedge funds, private equity funds and real estate funds, across both registered and partnership structures.
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
As of December 31, 2016, we administered $468.0 billion in client assets for traditional and alternative investment fund products, including mutual funds, hedge funds and private equity funds. Revenues from these products are primarily earned as a percentage of net assets under administration.
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
The percentage of consolidated revenues generated by each business segment for the last three years was:

	2016	2015	2014
Private Banks	33%	34%	35%
Investment Advisors	23%	23%	22%
Institutional Investors	22%	22%	22%
Investment Managers	21%	20%	20%
Investments in New Businesses	1%	1%	1%
	100%	100%	100%
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
Contracts with TRUST 3000 clients have initial terms that are generally three to seven years in length. At December 31, 2016, we had significant relationships with 94 bank and trust institutions in the United States. Our principal competitors for this business are: Fidelity National Information Services, Inc. (FIS), Fi-Tek LLC, Innovest Portfolio Solutions, LLC, Charles

Schwab & Co., Inc. and Fidelity Investments. Many large financial institutions develop, operate and maintain proprietary investment and trust accounting systems. We consider these “in-house” solutions to be a form of competition.
Marketing efforts in this segment are focused on the SEI Wealth Platform. The Platform offers advanced capabilities across the entire range of wealth management processes, including those of large global wealth managers. The Platform enables banks and investment service firms of all types to manage the growing complexity of their operations, replace legacy platforms, comply with complex regulations, and make more effective use of capital by outsourcing wealth management services.
We currently deliver the SEI Wealth Platform as a business processing solution. New Platform clients undergo a business transformation process that includes either a conversion of existing client assets, or a business transition process which funds new client assets onto the Platform as the client grows their business with a contractual minimum fee in place. We begin to earn processing revenues when the client commences operation on the Platform.
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
Contracts with SEI Wealth Platform clients have initial terms that are generally five to seven years in length. At December 31, 2016, we had significant relationships with 26 banks, independent wealth advisers and other wealth managers located in the United Kingdom and the United States. Our principal competitors for this business, in addition to those named above, are: Pershing LLC, FNZ UK Ltd., Temenos Group AG, Avaloq, SS&C Technologies, Fiserv, Inc. and smaller technology firms. We also consider “in-house” solutions to be a form of competition.
This segment also offers investment management and distribution programs for banks, wealth managers and other financial services intermediaries. These programs start with SEI’s standard investment solutions, strategies, funds and investment services. We also deliver customized solutions including asset management strategies, as well as investment manager and portfolio research services. Increasingly, asset management distributors with established platforms are seeking to grow their businesses by offering broader investment solutions while outsourcing non-client facing investment services activities. We believe we offer our distribution partners a cost-effective way to grow their businesses and offer their investors differentiated investment choices, such as SEI’s goal-based investing solution.
We have business relationships with approximately 320 banks, wealth managers and other financial services intermediaries at December 31, 2016. Our definition of an asset management distribution client for this segment includes financial intermediaries who have exceeded a minimal level of customer assets invested in our investment products. With the growth of our business, the minimal level of customer assets which defines a "business relationship" is adjusted from time to time. Our business is primarily based on 95 asset management distribution clients who, at December 31, 2016, had at least $5.0 million each in customer assets invested in our programs. We also had single-product relationships with 90 additional banks and trust institutions. The principal competitors for this business are: Russell Investment Group, Fidelity Investments, Franklin Templeton Investments, discretionary portfolio managers and various multi-manager investment programs offered by other firms. We also consider “in-house” proprietary asset management capabilities to be a form of long-term competition.
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

We continually enhance our offering to meet the emerging needs of our advisors and their end clients. We anticipate the enhanced service offerings enabled through the SEI Wealth Platform will provide a more diverse range of back-office, front-office and client-facing investment processing outsourcing services and investment management solutions. We began to implement selected groups of advisor clients onto the Platform in 2015. In 2016, we began to conduct large-scale migrations of existing advisor relationships onto the Platform, including larger, more sophisticated advisors. We will continue to focus on recruiting new advisors, improving net cash flows into our investment management programs, and managing client relationships toward eventual migration onto the Platform.
We estimate we have business relationships with approximately 7,300 financial advisors at December 31, 2016. Our definition of a client for this segment includes financial advisors who have exceeded a minimal level of customer assets invested in our investment products. With the growth of our business, the minimal level of customer assets which defines a "business relationship" is adjusted from time to time. Our business is primarily based on approximately 1,900 investment advisors who, at December 31, 2016, had at least $5.0 million each in customer assets invested in our programs. Revenues are earned largely as a percentage of average assets under management.
The principal competition for our investment management products is from other active money managers, passive investment management sponsors, other turnkey asset management providers, mutual fund companies, custody service providers and the proprietary investment management programs of broker dealers. In the advisor distributor channel, the principal competitors include AssetMark Investment Services Inc., Brinker Capital, EnvestNet Asset Management, Inc., Fidelity Investments, TD Ameritrade, Charles Schwab & Co., Inc., and other broker-dealers. As we introduce the Platform, we expect to more directly compete with custody service providers.
Institutional Investors
The Institutional Investors segment offers Outsourced Chief Investment Officer (OCIO) solutions to retirement plan sponsors, healthcare systems, and not-for-profit organizations globally. We have a broadly experienced team with specific expertise in defined benefit plans, defined contribution plans, endowments, foundations and balance sheet assets.
Our clients benefit from solutions that combine the breadth of SEI’s investment management, advisory, and administration services. Depending on their needs, objectives, and risk tolerance, clients can elect to either retain control or outsource specific management functions. As a result, they can integrate SEI’s investment process, advisory services, and plan administration services into their existing best practices. This approach is designed to address the investor’s specific risk-return requirements, reduce business risk, provide ongoing due diligence, and increase operational efficiency.
SEI’s open architecture investment management approach provides access to manager research, manager selection and monitoring, portfolio construction and discretionary management. Advisory services include scenario modeling and customization of an asset allocation plan that is designed to meet long-term objectives. Plan administration services include trustee, custodial, and benefit payment services.
In 2017, we expect to continue to build a globally diversified institutional client base, provide our clients with value-added advice and discretionary services, and place increased emphasis on defined contribution and not-for-profit organizations fiduciary management sales opportunities.
Fees are primarily earned as a percentage of average assets under management calculated using the average of the four month ending balances preceding the billing date. At December 31, 2016, we had relationships with 479 institutional clients. The principal competitors for this segment are Mercer, Aon Hewitt, Willis Towers Watson, Russell Investments, Northern Trust Company and other OCIO/fiduciary management firms.
Investment Managers
The Investment Managers segment provides investment organizations of all types with the advanced operating infrastructure they need to be competitive while enabling them to navigate a host of business and regulatory challenges. Our comprehensive global operating platform provides asset managers with customized and integrated capabilities in the areas of data and information management, investment operations, risk management and compliance support, as well as fund administration, fund accounting and distribution support.
We work with a diverse and sophisticated group of alternative, traditional, and hybrid asset managers, including approximately one-third of the top 100 managers worldwide. Clients choose our full-service offering because of its flexibility, speed and ability to support their diverse business needs across multiple product types and structures, investment strategies and asset classes. Our investment manager clients offer a variety of packaging types, including hedge funds, private equity funds, mutual funds, separate accounts, ETFs, UCITS, unit trusts and closed-end funds. For clients focused on the U.S. retirement market who desire to manage assets within a collective investment trust, we offer trustee and investment management services in addition to the aforementioned administration services. Because our operational platform enables managers to view their business in such a comprehensive and integrated way, it gives them more insight and thus control over their business risks and results.
Over the past few years, investors have faced multiple market crises and rising volatility. Investment managers have responded with a range of innovative products designed to better manage volatility and downside risk, and many now offer alternatives to the pure long-only investing strategy historically used in traditional markets. This can be accomplished in a standalone private or public fund vehicle or using our series trust platform. Additionally, as competitiveness will increasingly be based on capabilities other than just investment expertise, we have offered managers solutions that help them gain scale and efficiency, run their businesses more intelligently, and be more responsive to investor and intermediary needs. We also continually enhance our solutions to anticipate and adapt to economic, regulatory and industry changes.
In 2017, we expect to continue our efforts to add new asset managers, grow our existing relationships, expand into new markets and further develop our solutions and global operations platform.
Contracts for fund administration outsourcing services generally have terms ranging from three to five years. Fees are primarily earned as a percentage of average assets under management and administration. A portion of the revenues for this segment is earned as account servicing fees. At December 31, 2016, we had relationships with 264 investment management companies and alternative investment managers. Our competitors vary according to the asset class or solution provided and include large global custodian banks such as State Street, BNY Mellon and Northern Trust as well as independently-owned firms such as SS&C Technologies and Citco.
Investments in New Businesses
The Investments in New Businesses segment represents other business ventures or research and development activities intended to expand our solutions to new or existing markets including ultra-high-net-worth families who reside in the United States. This segment also includes the costs associated with developing internet-based investment services and advice solutions. The family wealth management solution offers flexible family-office type services through a highly personalized solution while utilizing a goals-based investment process.
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
Research and Development
We are devoting significant resources to research and development, including expenditures for new technology platforms, enhancements to existing technology platforms and new investment products and services. Our research and development expenditures for the last three years were:

(all dollar amounts in thousands)	2016	2015	2014
Research and development expenditures	$134,323	$102,923	$98,622

Capitalization of costs incurred in developing computer software	$50,392	$29,416	$34,877

Research and development expenditures as a percentage of revenues	9.6%	7.7%	7.8%
Our research and development expenditures are included in Compensation, benefits and other personnel and Consulting, outsourcing and professional fees on the accompanying Consolidated Statements of Operations.
The majority of our research and development spending is related to building the SEI Wealth Platform, which combines business service processing with asset management and distribution services. The Platform offers to our customers a client-centric, rather than an account-centric, process with model-based portfolio management services through a single platform. The Platform utilizes SEI’s proprietary applications with those built by third-party providers and integrates them into a single technology solution. This integration supports straight-through business processing and enables the transformation of our clients’ wealth services from operational investment processing services to client value-added services.
The Platform provides the technology infrastructure for the business solutions now being marketed and delivered to markets in the United States and the United Kingdom served by the Private Banks segment. The Platform also provides the technology infrastructure for the business solutions now being marketed and delivered to markets in the United States served by the

Investment Advisors segment. We believe the advanced capabilities of the Platform will enable us to significantly extend and enhance the services we offer to clients and expand SEI’s addressable markets.
The Investment Managers segment is enhancing its business solutions to provide services to other areas of the investment firm. The new application initially being developed exclusively for this segment includes components that will aggregate, transact and process data to provide integration and aggregation capabilities, data management services, and risk and compliance reporting.
Marketing and Sales
Our business solutions are directly marketed to potential clients in our target markets. At January 31, 2017, we employed 103 sales representatives who operate from offices located throughout the United States, Canada, the United Kingdom, continental Europe, South Africa, Asia and other locations.
Customers
In 2016, no single customer accounted for more than ten percent of revenues in any business segment.
Personnel
At January 31, 2017, we had 3,186 full-time and 57 part-time employees. Employee unions do not represent any of our employees. Management considers employee relations to be generally good.
Regulatory Considerations
Our principal, regulated wholly-owned subsidiaries are SEI Investments Distribution Co., or SIDCO, SEI Investments Management Corporation, or SIMC, SEI Private Trust Company, or SPTC, SEI Trust Company, or STC, and SEI Investments (Europe) Limited, or SIEL. SIDCO is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, Inc. (FINRA). SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940 and with the Commodity Futures Trading Commission (CFTC) under the Commodity Exchange Act. SPTC is a limited purpose federal thrift chartered and regulated by the Office of the Comptroller of the Currency. STC is a Pennsylvania trust company, regulated by the Pennsylvania Department of Banking and Securities. SIEL is an investment manager and financial institution subject to regulation by the Financial Conduct Authority of the United Kingdom. In addition, various SEI subsidiaries are subject to the jurisdiction of regulatory authorities in Canada, the Republic of Ireland and other foreign countries. The Company has a minority ownership interest of approximately 38.9 percent in LSV, which is also an investment advisor registered with the SEC.
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
We are dependent upon third-party service providers in our operations. We utilize numerous third-party service providers located in the United States, Canada, the United Kingdom and other offshore locations in our operations, in the development of new products, and in the maintenance of our proprietary systems. A failure by a third-party service provider could expose us to an inability to provide contractual services to our clients in a timely basis. Additionally, if a third-party service provider is unable to provide these services, we may incur significant costs to either internalize some of these services or find a suitable alternative.
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
We are exposed to data and cyber security risks. A failure to safeguard the integrity and confidentiality of client data and our proprietary data from the infiltration by an unauthorized user may lead to modifications or theft of critical and sensitive data pertaining to us or our clients. We have established a strategy designed to protect against threats and vulnerabilities containing preventive and detective controls including, but not limited to, firewalls, intrusion detection systems, computer forensics, vulnerability scanning, server hardening, penetration testing, anti-virus software, data leak prevention, encryption and centralized event correlation monitoring. Despite our efforts to ensure the integrity of our proprietary systems and information, it is possible that we may not be able to anticipate or to implement effective preventive measures against all cyber threats, especially because the methods used change frequently or are not recognized until launched. Additionally, security breaches or disruptions of our proprietary systems, or those of our service providers, could impact our ability to provide services to our clients, which could expose us to liability for damages which may not be covered by insurance, result in the loss of customer business, damage our reputation, subject us to regulatory scrutiny or expose us to civil litigation. In addition, the failure to upgrade or maintain our computer systems, software and networks, as necessary, could also make us susceptible to breaches and unauthorized access and misuse. Data security breaches may also result from non-technical means, for example, employee misconduct or human error. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cyber security risks. Furthermore, even if not directed at us specifically, attacks on other financial institutions could disrupt the overall functioning of the financial system. As a result of the importance of communications and information systems to our business, we could also be adversely affected if attacks affecting our third party service providers impair our ability to process transactions and communicate with clients and counterparties.
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

Pricing pressure from increased competition and poor investment performance may affect our revenues and earnings.
The investment management industry is highly competitive and has relatively low barriers to entry. In recent years, the Company has experienced, and continues to experience, pricing pressures from the introduction of new, lower-priced investment products and services as well as from competitor firms offering automated portfolio management and other services based on technological innovations. These new investment products and technological innovations available to both institutional and retail investors have led to a general trend towards lower fees in some segments of the investment management industry. We believe price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay and financial services firms seek to obtain market share by reducing fees or margins.

Our investment management solutions include investment management programs and back-office investment processing outsourcing services and are generally offered on a bundled basis. The breadth of our business solutions allows us to compete on a number of factors including: the performance of our investment products; the level of fees charged; the quality of our investment processing services; our reputation and position in the industry; and our ability to address the complex and changing needs of our clients. Increased competition on the basis of any of these factors could have an adverse impact on our competitive position resulting in a decrease in our revenues and earnings.
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
In addition, we provided an unsecured guaranty for $45.0 million of the obligations of LSV Employee Group III in connection with their purchase of a partnership interest in LSV, of which $5.7 million remains outstanding at December 31, 2016. The ability of LSV Employee Group III to successfully repay their loan obligation subject to our guaranty is dependent upon the level of quarterly partnership distribution payments from LSV. In the event that LSV Employee Group III does not receive sufficient partnership distribution payments from LSV or is otherwise unable to meet all of their financial obligations regarding the loan, the lenders have the right to seek payment from us for the outstanding obligations. The repayment of such obligations related to our guaranty agreement may negatively affect our operating results, liquidity and financial condition.
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
The exit by the United Kingdom from the European Union could adversely affect our business. The results of the referendum held in the United Kingdom announced in June 2016 led to a determination that the United Kingdom should exit the European Union (EU). It is currently unclear how the United Kingdom's access to the EU Single Market, and the wider trading, legal and regulatory environment in which we, our clients and our counterparties operate, will be impacted and how this will affect our and their businesses and the global macroeconomic environment. The uncertainty surrounding the timing, terms and consequences of the United Kingdom's exit could adversely impact customer and investor confidence, result in additional market volatility and adversely affect our business.
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
Changes in, or interpretation of, accounting principles could affect our revenues and earnings. We prepare our consolidated financial statements in accordance with generally accepted accounting principles. A change in these principles can have a significant effect on our reported results and may even retrospectively affect previously reported results (See Note 3 to the Consolidated Financial Statements for more information).
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located in Oaks, Pennsylvania and consists of nine buildings situated on approximately 90 acres. We own and operate the land and buildings, which encompass approximately 524,000 square feet of office space and 34,000 square feet of data center space. We lease other offices which aggregate 156,000 square feet. We also own a 3,400 square foot condominium that is used for business purposes in New York, New York.
Item 3. Legal Proceedings.
SEI has been named in seven lawsuits filed in Louisiana courts; four of the cases also name SPTC as a defendant. The underlying allegations in all actions relate to the purported role of SPTC in providing back-office services to Stanford Trust Company. The complaints allege that SEI and SPTC participated in some manner in the sale of “certificates of deposit” issued by Stanford International Bank so as to be a “seller” of the certificates of deposit for purposes of primary liability under the Louisiana Securities Law or so as to be secondarily liable under that statute for sales of certificates of deposit made by Stanford Trust Company. Two of the actions also include claims for violations of the Louisiana Racketeering Act and possibly conspiracy, and a third also asserts claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Racketeering Act, and conspiracy.
The procedural status of the seven cases varies. The Lillie case, filed originally in the 19th Judicial District Court for the Parish of East Baton Rouge, was brought as a class action and is procedurally the most advanced of the cases. SEI and SPTC filed exceptions, which the Court granted in part, dismissing claims under the Louisiana Unfair Trade Practices Act and permitting the claims under the Louisiana Securities Law to go forward. On March 11, 2013, newly-added insurance carrier defendants removed the case to the United States District Court for the Middle District of Louisiana. On August 7, 2013, the Judicial Panel on Multidistrict Litigation transferred the matter to the Northern District of Texas where MDL 2099, In re: Stanford Entities Securities Litigation (“the Stanford MDL”), is pending. On September 22, 2015, the District Court on the motion of SEI and SPTC dismissed plaintiffs’ claims for primary liability under Section 714(A) of the Louisiana Securities Law, but declined to dismiss plaintiffs’ claims for secondary liability under Section 714(B) of the Louisiana Securities Law based on the allegations pled by plaintiffs. On November 4, 2015, the District Court granted SEI and SPTC's motion to dismiss plaintiffs' claims under Section 712(D) of the Louisiana Securities Law. Consequently, the only claims of plaintiffs still pending before the District Court in Lillie are plaintiffs' claims for secondary liability against SEI and SPTC under Section 714(B) of the Louisiana Securities Law. On May 2, 2016, the District Court certified the class as being "all persons for whom Stanford Trust Company purchased or renewed Stanford Investment Bank Limited certificates of deposit in Louisiana between January 1, 2007 and February 13, 2009". Notice of the pendency of the class action was mailed to potential class members on October 4, 2016.
On December 1, 2016, a group of plaintiffs who opted out of the Lillie class filed a complaint against SEI and SPTC in the United States District Court in the Middle District of Louisiana, alleging claims essentially the same as those in Lillie. In January 2017, the Judicial Panel on Multidistrict Litigation transferred the proceeding to the Northern District of Texas and the Stanford MDL. SEI’s response to the Complaint is expected to be filed during the first quarter of 2017.
Another one of the cases, filed in the 23rd Judicial District Court for the Parish of Ascension, also was removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas and the Stanford MDL. The schedule for responding to that Complaint has not yet been established.

The plaintiffs in two of the cases remaining in the Parish of East Baton Rouge have granted SEI and SPTC indefinite extensions to respond to the petitions.
In the two additional cases, filed in East Baton Rouge and brought by the same counsel who filed the Lillie action, virtually all of the litigation to date has involved motions practice and appellate litigation regarding the existence of federal subjection matter jurisdiction under the federal Securities Litigation Uniform Standards Act (SLUSA). After the matter was removed to the United States District Court for the Northern District of Texas, that court dismissed the action under SLUSA. The Court of Appeals for the Fifth Circuit reversed that order, and the Supreme Court of the United States affirmed the Court of Appeals judgment on February 26, 2014. The matter was remanded to state court and no material activity has taken place since that date.
While the outcome of this litigation remains uncertain, SEI and SPTC believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuits vigorously. Because of uncertainty in the make-up of the Lillie class, the specific theories of liability that may survive a motion for summary judgment or other dispositive motion, the relative lack of discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the foregoing lawsuits.
On November 26, 2014, a Writ of Summons was issued to two of our subsidiaries, SEI Investments - Global Fund Services Limited (GFSL) and SEI Investments - Depositary & Custodial Services (Ireland) Limited (D&C), to appear before the Court of First Instance Antwerp, Belgium. The plaintiffs in this case allege that through their initial investments in collective investment funds domiciled in Netherlands and subsequent transfer of claim rights to a Belgium domiciled partnership, they are beneficial owners of a portfolio of life settlement policies (the Portfolio) which lapsed due to a failure to make premium payments. The plaintiffs seek to recover jointly and severally from nine defendants including GFSL and D&C, damages of approximately $84 million. GFSL and D&C’s involvement in the litigation appears to arise out of their historical provision of administration and custody services, respectively, to the Strategic Life Settlement Fund PLC, who, together with its managers, appear to be the principal defendants in this claim. On December 4, 2015, the Belgium Court dismissed plaintiff's claims for a lack of jurisdiction. On December 22, 2015, the plaintiffs appealed the dismissal. The appeal is still pending.
While the outcome of this action is uncertain given its early phase and the lack of specific theories of liability asserted against GFSL and D&C, each of GFSL and D&C believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuit vigorously, and GFSL and D&C are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.

During the fourth quarter of 2016, the lawsuit entitled Steven Curd and Rebel Curd v. SEI Investments Management Corporation, referred to in Part II, Item 1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, was terminated. During November 2016, plaintiffs Steven Curd and Rebel Curd, their counsel, and defendants SEI Investments Management Corporation and SEI Investments Global Funds Services reached a settlement agreement with respect to the proceeding, and on November 21, 2016, plaintiffs and defendants filed a motion with the District Court for the Eastern District of Pennsylvania stipulating to the dismissal with prejudice of all claims asserted in this action.
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

2016	High	Low	Dividends
First Quarter	$51.94	$32.01	$—
Second Quarter	51.75	42.04	0.26
Third Quarter	52.54	42.12	—
Fourth Quarter	50.60	43.54	0.28

2015	High	Low	Dividends
First Quarter	$44.66	$38.12	$—
Second Quarter	50.75	43.26	0.24
Third Quarter	55.48	46.29	—
Fourth Quarter	55.10	47.31	0.26
According to the records of our transfer agent, there were 305 holders of record of our common stock on January 31, 2017. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
For information on our equity compensation plans, refer to Note 8 to the Consolidated Financial Statements and Item 12 of this Annual Report on Form 10-K.
ASSUMES $100 INVESTED ON JANUARY 1, 2011 & DIVIDENDS REINVESTED
FISCAL YEAR ENDED DECEMBER 31,

Issuer Purchases of Equity Securities:
Our Board of Directors has authorized the repurchase of up to $3.278 billion worth of our common stock, which includes an additional authorization of $200.0 million on December 13, 2016. Currently, there is no expiration date for our common stock repurchase program (See Note 8 to the Consolidated Financial Statements).
Information regarding the repurchase of common stock during the three months ended December 31, 2016 is:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – 31, 2016	214,000	$44.69	214,000	$76,011,000
November 1 – 30, 2016	468,000	46.33	468,000	54,330,000
December 1 – 31, 2016	725,000	49.07	725,000	218,752,000
Total	1,407,000	47.49	1,407,000
Item 6. Selected Financial Data.
(In thousands, except per-share data)
This table presents selected consolidated financial information for the five-year period ended December 31, 2016. This data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Year Ended December 31,	2016	2015	2014	2013	2012
Revenues	$1,401,545	$1,334,208	$1,266,005	$1,126,132	$992,522
Total expenses	1,025,851	975,995	913,221	877,723	780,956
Income from operations	375,694	358,213	352,784	248,409	211,566
Other income (expense), net	132,791	142,267	136,878	186,989	117,930
Income before income taxes	508,485	500,480	489,662	435,398	329,496
Income taxes	174,668	168,825	170,949	146,924	121,462
Net income	333,817	331,655	318,713	288,474	208,034
Less: Net income attributable to the noncontrolling interest	—	—	—	(350)	(1,186)
Net income attributable to SEI Investments	333,817	331,655	318,713	288,124	206,848
Basic earnings per common share	$2.07	$2.00	$1.89	$1.68	$1.19
Shares used to calculate basic earnings per common share	161,350	165,725	168,246	171,561	174,295
Diluted earnings per common share	$2.03	$1.96	$1.85	$1.64	$1.18
Shares used to calculate diluted earnings per common share	164,431	169,598	172,565	175,718	175,872
Cash dividends declared per common share	$0.54	$0.50	$0.46	$0.42	$0.63
Financial Position as of December 31,
Cash and cash equivalents	$695,701	$679,661	$667,446	$578,273	$452,247
Total assets	1,636,823	1,588,628	1,542,875	1,439,169	1,309,824
SEI Investments Shareholders’ equity	1,303,114	1,289,720	1,247,613	1,156,002	1,038,180

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per-share data)
This discussion reviews and analyzes the consolidated financial condition at December 31, 2016 and 2015, the consolidated results of operations for the years ended December 31, 2016, 2015 and 2014, and other factors that may affect future financial performance. This discussion should be read in conjunction with the Selected Financial Data included in Item 6 of this Annual Report and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
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
Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management or administration. As of December 31, 2016, through our subsidiaries and partnerships in which we have a significant interest, we manage or administer $751.1 billion in hedge, private equity, mutual fund and pooled or separately managed assets, including $283.1 billion in assets under management and $468.0 billion in client assets under administration.
Our Condensed Consolidated Statements of Operations for the years ended 2016, 2015 and 2014 were:

Year Ended December 31,	2016	2015	Percent Change*	2014	Percent Change
Revenues	$1,401,545	$1,334,208	5%	$1,266,005	5%
Expenses	1,025,851	975,995	5%	913,221	7%
Income from operations	375,694	358,213	5%	352,784	2%
Net gain (loss) from investments	112	(456)	NM	614	NM
Interest income, net of interest expense	3,785	2,875	32%	2,896	(1)%
Equity in earnings of unconsolidated affiliates	126,103	137,057	(8)%	127,786	7%
Gain on sale of subsidiary	2,791	2,791	—%	5,582	NM
Income before income taxes	508,485	500,480	2%	489,662	2%
Income taxes	174,668	168,825	3%	170,949	(1)%
Net income	333,817	331,655	1%	318,713	4%
Diluted earnings per common share	$2.03	$1.96	4%	$1.85	6%
* Variances noted "NM" indicate the percent change is not meaningful.
Significant Items Impacting Our Financial Results in 2016
Revenues increased $67.3 million, or five percent, to $1.4 billion in 2016 compared to 2015. Net income increased $2.2 million, or one percent, to $333.8 million and diluted earnings per share increased to $2.03 per share in 2016 compared to $1.96 per share in 2015. We believe the following items were significant to our business results during 2016:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients and market appreciation. Our average assets under management, excluding LSV, increased $13.4 billion, or eight percent, to $189.9 billion during 2016 as compared to $176.5 billion during 2015. Our average assets under administration increased $43.3 billion, or 11 percent, to $439.9 billion during 2016 as compared to $396.6 billion during 2015.

•
We recognized a $12.3 million performance fee and a corresponding $6.1 million sub-advisory expense associated with an SEI-sponsored investment product during the fourth quarter 2016. These items resulted in a positive net impact of approximately $0.03 diluted earnings per share and were reflected in the Institutional Investors segment.

•
Information processing and software servicing fees in our Private Banks segment increased $9.3 million in 2016 primarily due to increased assets from new and existing clients processed on the SEI Wealth Platform and increased non-recurring professional services fees.

•
Our proportionate share in the earnings of LSV was $126.1 million in 2016 as compared to $138.4 million in 2015, a decrease of nine percent. The decrease was primarily due to lower performance fees and increased personnel expenses of LSV.

•
The direct costs associated with our investment management programs increased in our Private Banks, Investment Advisors and Institutional Investors segments. These costs primarily relate to fees charged by investment advisory firms for day-to-day portfolio management of SEI-sponsored investment products and include the $6.1 million sub-advisory expense associated with performance fees mentioned previously. These costs are included in Sub-advisory, distribution and other asset management costs on the accompanying Consolidated Statements of Operations.

•
We capitalized $50.4 million and $29.4 million in software development costs in 2016 and 2015, respectively. Of these amounts, $39.8 million in 2016 and $24.5 million in 2015 directly relate to the SEI Wealth Platform. Amortization expense related to capitalized software was $45.0 million during 2016 as compared to $42.4 million during 2015 due to continued enhancements to the Platform.

•
As we continue the development of new elements of the Platform, our expenses related to maintenance, enhancements and support have increased. These costs are primarily recognized in personnel and consulting costs and are expensed as incurred. These increased costs primarily impacted the Private Banks and Investment Advisors business segments. We expect these costs to continue to increase into 2017.

•
We progressed in the development phase of a new application for the Investment Managers segment and capitalized $10.6 million in software development costs in 2016. This new offering includes components that leverage upon the current infrastructure and add significant enhancements designed to aggregate, transact and process data. The application has not yet been placed into service.

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

•
We recorded our final pre-tax gain of $2.8 million, or $0.01 diluted earnings per share, in 2016 from the sale of SEI Asset Korea (SEI AK) which was completed during the first quarter 2013. This gain was the result of the third in a series of three annual payments related to the contingent purchase price we received from the sale. The gain from the sale is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 15 to the Consolidated Financial Statements for more information).

•
Our effective tax rate was 34.3 percent in 2016 as compared to 33.7 percent in 2015. Our tax rate in 2015 benefited from a favorable settlement of a tax petition filed with the State of Pennsylvania (See the caption "Income Taxes" later in this discussion for more information).

•	We continued our stock repurchase program during 2016 and purchased approximately 6,600,000 shares at an average price of $44.60 per share for a total cost of $294.4 million.
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

•
We recorded a pre-tax gain of $2.8 million, or $0.01 diluted earnings per share, in 2015 from the sale of SEI AK. This gain was the result of the second in a series of three annual payments related to the contingent purchase price we received from the sale. The gain from the sale is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 15 to the Consolidated Financial Statements for more information).

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

•	We continued our stock repurchase program during 2015 and purchased approximately 5,951,000 shares at an average price of $48.66 per share for a total cost of $289.6 million.
Product Development - SEI Wealth Platform
Much of our product development efforts have been focused on building and delivering the SEI Wealth Platform which provides a global, unified and scalable platform for operating a wealth management business. The Platform combines internally built functionality with third-party applications and integrates them into a single solution with a common user experience. The goal is to provide straight-through business processing and transform the front, middle and back office operations that exist today. The capabilities of the Platform will expand the services we offer to large global financial institutions, investment advisors, and other similar institutions. In addition, the expanded capabilities of the Platform provide us the opportunity to enter into new markets.
We will continue to focus our development efforts on enhancing the functionality of the Platform and building the operational infrastructure for a wider deployment of the Platform under the business processing solution and SaaS delivery models to financial institutions and investment advisors in the United States. Future enhancements to the Platform may replace significant existing components or functionality. Once new enhancements are completed and ready to be placed into service, the components or functionality that are being replaced will be abandoned. If this occurs, the remaining net book value of the previously capitalized software development costs will be expensed over the remaining useful life of those components or written off.
An area of continued focus is improving the operational efficiency of the Platform in order to achieve scale more rapidly. Our operational costs consist mainly of third-party vendor costs and SEI personnel. We are investing in the operational and service infrastructure with the goal of achieving a sustainable operating model that minimizes costs as revenues increase. Additionally, we have increased the resources devoted to enhancing the Platform's development, installation and service teams in order to prepare for the conversion of our first large U.S. national bank client to operate under the SaaS delivery model while simultaneously preparing for our largest client to operate under a fully integrated business processing outsourcing model. These resources will also be directed towards migrating existing bank clients from TRUST 3000 to the Platform. We started large-scale migrations of larger, more sophisticated advisors onto the Platform in 2016 and will implement all new advisors directly onto the Platform beginning in 2017. We believe continued investments in the SEI Wealth Platform and its infrastructure will enable a more aggressive timetable for the migration of these clients.
As we progress through the different stages of deployment of the Platform to a broader market, we expect to encounter numerous challenges; however, the Platform promises to provide a significant opportunity to expand our services into new markets that will increase revenues and profits in the long term. Until we attain a level of revenues that technological and operational scale can be achieved, we expect continued pressure on our operating margins in the Private Banks and Investment Advisors business segments from increased investment spending in 2017.
Sensitivity of our revenues and earnings to capital market fluctuations
The majority of our revenues are based on the value of assets invested in investment products that we manage or administer which are affected by changes in the capital markets. The prevailing capital market conditions during 2016 had a net positive impact on our asset-based fees thereby increasing our base revenues. Conversely, the declining capital markets during the second half of 2015 and early first quarter 2016 negatively impacted our asset-based fee revenues and partially offset our revenue growth. Any prolonged future downturns in general capital market conditions could have adverse effects on our revenues and earnings derived from assets under management and administration.

Ending Asset Balances
This table presents ending asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Ending Asset Balances
(In millions)	As of December 31,
			Percent Change		Percent Change
	2016	2015		2014
Private Banks:
Equity and fixed-income programs	$17,926	$18,150	(1)%	$18,666	(3)%
Collective trust fund programs	3	4	(25)%	8	(50)%
Liquidity funds	4,230	5,835	(28)%	5,889	(1)%
Total assets under management	$22,159	$23,989	(8)%	$24,563	(2)%
Client proprietary assets under administration	19,255	17,532	10%	16,741	5%
Total assets	$41,414	$41,521	—%	$41,304	1%
Investment Advisors:
Equity and fixed-income programs	$52,847	$46,123	15%	$43,845	5%
Collective trust fund programs	5	7	(29)%	9	(22)%
Liquidity funds	2,741	4,924	(44)%	3,173	55%
Total assets under management	$55,593	$51,054	9%	$47,027	9%
Institutional Investors:
Equity and fixed-income programs	$76,465	$72,263	6%	$72,828	(1)%
Collective trust fund programs	93	96	(3)%	95	1%
Liquidity funds	2,903	2,883	1%	2,929	(2)%
Total assets under management	$79,461	$75,242	6%	$75,852	(1)%
Investment Managers:
Equity and fixed-income programs	$81	$66	23%	$27	144%
Collective trust fund programs	36,991	32,117	15%	20,833	54%
Liquidity funds	667	832	(20)%	946	(12)%
Total assets under management	$37,739	$33,015	14%	$21,806	51%
Client proprietary assets under administration	448,708	390,282	15%	355,890	10%
Total assets	$486,447	$423,297	15%	$377,696	12%
Investments in New Businesses:
Equity and fixed-income programs	$884	$764	16%	$736	4%
Liquidity funds	61	47	30%	98	(52)%
Total assets under management	$945	$811	17%	$834	(3)%
LSV:
Equity and fixed-income programs	$87,248	$78,335	11%	$82,665	(5)%
Total:
Equity and fixed-income programs	$235,451	$215,701	9%	$218,767	(1)%
Collective trust fund programs	37,092	32,224	15%	20,945	54%
Liquidity funds	10,602	14,521	(27)%	13,035	11%
Total assets under management	$283,145	$262,446	8%	$252,747	4%
Client proprietary assets under administration	467,963	407,814	15%	372,631	9%
Total assets under management and administration	$751,108	$670,260	12%	$625,378	7%

Average Asset Balances
This table presents average asset balances of our clients, or of our clients’ customers, for which we provide management or administrative services through our subsidiaries and partnerships in which we have a significant interest.

Average Asset Balances
(In millions)	For the Year Ended December 31,
			Percent Change		Percent Change
	2016	2015		2014
Private Banks:
Equity and fixed-income programs	$18,186	$19,106	(5)%	$17,838	7%
Collective trust fund programs	3	7	(57)%	12	(42)%
Liquidity funds	4,799	5,491	(13)%	5,547	(1)%
Total assets under management	$22,988	$24,604	(7)%	$23,397	5%
Client proprietary assets under administration	18,433	17,652	4%	15,648	13%
Total assets	$41,421	$42,256	(2)%	$39,045	8%
Investment Advisors:
Equity and fixed-income programs	$49,537	$45,968	8%	$41,346	11%
Collective trust fund programs	6	9	(33)%	12	(25)%
Liquidity funds	3,601	3,550	1%	2,840	25%
Total assets under management	$53,144	$49,527	7%	$44,198	12%
Institutional Investors:
Equity and fixed-income programs	$75,347	$73,804	2%	$70,796	4%
Collective trust fund programs	94	95	(1)%	108	(12)%
Liquidity funds	2,805	3,082	(9)%	2,773	11%
Total assets under management	$78,246	$76,981	2%	$73,677	4%
Investment Managers:
Equity and fixed-income programs	$73	$34	115%	$66	(48)%
Collective trust fund programs	33,808	23,476	44%	21,929	7%
Liquidity funds	805	1,004	(20)%	857	17%
Total assets under management	$34,686	$24,514	41%	$22,852	7%
Client proprietary assets under administration	421,446	378,970	11%	338,645	12%
Total assets	$456,132	$403,484	13%	$361,497	12%
Investments in New Businesses:
Equity and fixed-income programs	$816	$776	5%	$671	16%
Liquidity funds	48	68	(29)%	81	(16)%
Total assets under management	$864	$844	2%	$752	12%
LSV:
Equity and fixed-income programs	$80,620	$82,785	(3)%	$80,440	3%
Total:
Equity and fixed-income programs	$224,579	$222,473	1%	$211,157	5%
Collective trust fund programs	33,911	23,587	44%	22,061	7%
Liquidity funds	12,058	13,195	(9)%	12,098	9%
Total assets under management	$270,548	$259,255	4%	$245,316	6%
Client proprietary assets under administration	439,879	396,622	11%	354,293	12%
Total assets under management and administration	$710,427	$655,877	8%	$599,609	9%

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
Business Segments
Revenues, Expenses, and Operating profit (loss) for our business segments for the year ended 2016 compared to the year ended 2015, and for the year ended 2015 compared to the year ended 2014 are:

Year Ended December 31,	2016	2015	Percent Change	2014	Percent Change
Private Banks:
Revenues	$457,886	$456,516	—%	$441,467	3%
Expenses	421,188	410,975	2%	399,620	3%
Operating profit	$36,698	$45,541	(19)%	$41,847	9%
Gain on sale of subsidiary	2,791	2,791	—%	5,582	NM
Total profit	$39,489	$48,332	NM	$47,429	NM
Operating margin (a)	8%	10%		9%
Investment Advisors:
Revenues	330,677	306,620	8%	283,811	8%
Expenses	180,140	171,968	5%	146,500	17%
Operating profit	$150,537	$134,652	12%	$137,311	(2)%
Operating margin	46%	44%		48%
Institutional Investors:
Revenues	312,584	297,568	5%	284,677	5%
Expenses	153,117	145,851	5%	140,659	4%
Operating profit	$159,467	$151,717	5%	$144,018	5%
Operating margin	51%	51%		51%
Investment Managers:
Revenues	294,390	267,963	10%	251,310	7%
Expenses	191,127	172,094	11%	159,176	8%
Operating profit	$103,263	$95,869	8%	$92,134	4%
Operating margin	35%	36%		37%
Investments in New Businesses:
Revenues	6,008	5,541	8%	4,740	17%
Expenses	20,962	20,656	1%	18,377	12%
Operating loss	$(14,954)	$(15,115)	NM	$(13,637)	NM
(a) Percentage determined exclusive of gain from sale of subsidiary (See Note 15 to the Consolidated Financial Statements).
For additional information pertaining to our business segments, see Note 13 to the Consolidated Financial Statements.

Private Banks

Year Ended December 31,	2016	2015	Percent Change	2014	Percent Change
Revenues:
Investment processing and software servicing fees	$298,382	$289,056	3%	$283,021	2%
Asset management, administration & distribution fees	133,740	138,606	(4)%	132,427	5%
Transaction-based and trade execution fees	25,764	28,854	(11)%	26,019	11%
Total revenues	$457,886	$456,516	—%	$441,467	3%
Revenues increased slightly in 2016 compared to the prior year. Revenues during 2016 were primarily affected by:

•	Increased recurring investment processing fees from the growth in new and existing client assets processed on the SEI Wealth Platform;

•	Increased non-recurring professional services fees from existing clients as well as clients scheduled for implementation on the SEI Wealth Platform; and

•	Non-recurring contract buyout fees of $1.6 million from an investment processing client; partially offset by

•
Decreased investment management fees from existing international clients due to negative cash flows associated with client losses and the deployment of a new product strategy for a global distribution client;

•	Lower recurring investment processing fees earned on our mutual fund trading solution due to price reductions; and

•	The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound.
Revenues increased $15.0 million, or 3 percent, in 2015 compared to the prior year. Revenues during 2015 were primarily affected by:

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
Operating margins were eight percent in 2016 and ten percent in 2015. Operating income decreased $8.8 million, or 19 percent, in 2016 compared to the prior year. Operating income in 2016 was primarily affected by:

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
Operating margins were ten percent in 2015 and nine percent in 2014. Operating income increased $3.7 million, or nine percent, in 2015 compared to the prior year. Operating income in 2015 was primarily affected by:

•	An increase in revenues;

•	Decreased salary, incentive compensation and other personnel-related costs; and

•	Decreased expenses from foreign operations due to foreign currency exchange rate fluctuations; partially offset by

•	Increased direct expenses associated with increased investment management fees from existing international clients;

•	The write off of approximately $3.6 million of previously capitalized software development costs and purchased software related to the SEI Wealth Platform in the third quarter 2015;

•	Increased non-capitalized costs, mainly personnel costs, related to maintenance and enhancements to the SEI Wealth Platform;

•	Increased amortization expense related to the SEI Wealth Platform; and
•Increased sales compensation expense due to new business activity.

Investment Advisors

Year Ended December 31,	2016	2015	Percent Change	2014	Percent Change
Revenues:
Investment management fees-SEI fund programs	$251,333	$238,120	6%	$223,371	7%
Separately managed account fees	64,280	54,987	17%	45,404	21%
Other fees	15,064	13,513	11%	15,036	(10)%
Total revenues (a)	$330,677	$306,620	8%	$283,811	8%
(a) All amounts are reflected in Asset management, administration and distribution fees except for $727, $742 and $2,406 in 2016, 2015 and 2014, respectively, which are reflected in Transaction-based and trade execution fees.
Revenues increased $24.1 million, or eight percent, in 2016 and increased $22.8 million, or eight percent, in 2015 compared to 2014. Revenues during 2016 and 2015 were primarily affected by:

•
Increased investment management fees and separately managed account program fees due to higher assets under management caused by market appreciation and an increase in net cash flows from new and existing advisors; partially offset by

•	A decrease in average basis points earned on assets in 2015 due to client-directed shifts into lower fee investment products.
Operating margins were 46 percent in 2016 and 44 percent in 2015. Operating income increased $15.9 million, or 12 percent, in 2016 compared to the prior year. Operating income in 2016 was primarily affected by:

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
Operating margins were 44 percent in 2015 and 48 percent in 2014. Operating income decreased $2.7 million, or two percent, in 2015 compared to the prior year. Operating income in 2015 was primarily affected by:

•	Increased direct expenses associated with the increased assets in our investment management programs;

•	Increased personnel costs, mainly salary, related to acquiring and servicing new advisors as well as increased sales compensation expense due to new business activity;

•	The write off of approximately $2.4 million of previously capitalized software development costs related to the SEI Wealth Platform in the third quarter 2015;

•	Increased non-capitalized costs, mainly personnel costs, related to maintenance and enhancements to the SEI Wealth Platform; and

•	Increased amortization expense related to the SEI Wealth Platform; partially offset by

•	An increase in revenues.
Institutional Investors
Revenues increased $15.0 million, or five percent, in 2016 and increased $12.9 million, or five percent, in 2015 compared to 2014. Revenues during 2016 and 2015 were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by market appreciation;

•	Performance fees of $12.3 million earned during the fourth quarter 2016 from an SEI-sponsored investment product; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by

•	Client losses and the negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound.

Operating margins were 51 percent in 2016 and 2015. Operating income increased $7.8 million, or five percent, in 2016 compared to the prior year. Operating income during 2016 was primarily affected by:

•	An increase in revenues; and

•	Decreased personnel costs, mainly sales compensation expenses; partially offset by

•	Sub-advisory expense of $6.1 million related to the previously mentioned performance fees;

•	Increased direct expenses associated with investment management fees; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations.
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
Investment Managers
Revenues increased $26.4 million, or ten percent, in 2016 and increased $16.7 million, or seven percent, in 2015 compared to 2014. Revenues during 2016 and 2015 were primarily affected by:

•	Positive cash flows from new and existing clients; partially offset by

•	Client losses and fund closures.
Operating margins were 35 percent in 2016 and 36 percent in 2015. Operating income increased $7.4 million, or eight percent, in 2016 compared to the prior year. Operating income during 2016 was primarily affected by:

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
Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $59.3 million, $54.5 million and $48.9 million in 2016, 2015 and 2014, respectively. The increase in corporate overhead expenses in 2016 was primarily due to higher salary and other personnel-related costs and expenses associated with ongoing litigation and regulatory activity. The increase in corporate overhead expenses in 2015 was primarily due to higher salary and other personnel-related costs as well as costs incurred for the relocation of our London operations.
Other income and expense items
Other income and expense items on the accompanying Consolidated Statements of Operations consist of:

Year Ended December 31,	2016	2015	2014
Net gain (loss) from investments	$112	$(456)	$614
Interest and dividend income	4,316	3,358	3,354
Interest expense	(531)	(483)	(458)
Equity in earnings of unconsolidated affiliates	126,103	137,057	127,786
Gain on sale of subsidiary	2,791	2,791	5,582
Total other income and expense items, net	$132,791	$142,267	$136,878

Equity in earnings of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates includes our ownership in LSV. Our proportionate share in the earnings of LSV declined to $126.1 million in 2016 as compared to $138.4 million in 2015. The decrease in our earnings was primarily due to a reduction in performance fees and increased personnel expenses of LSV. LSV’s average assets under management decreased $2.2 billion to $80.6 billion during 2016 as compared to $82.8 billion during 2015, a decrease of three percent. In 2015, our proportionate share in the earnings of LSV declined slightly to $138.4 million from $140.2 million in 2014. The decrease in 2015 was primarily due to increased personnel expenses of LSV.
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
Gain on sale of subsidiary
On July 31, 2012, we entered into an agreement to sell all of our ownership interest in SEI AK and completed the sale on March 28, 2013. We recorded gains from the sale of $2.8 million during 2016 and 2015 and $5.6 million during 2014. The gain recorded in 2016 was the result of the final in a series of three annual payments related to the contingent purchase price we received from the sale. These gains are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 15 to the Consolidated Financial Statements for more information).
Income Taxes
Our effective tax rate was 34.3 percent in 2016, 33.7 percent in 2015, and 34.9 percent in 2014. Our effective tax rate is affected by recurring items, such as tax rates in various states and foreign jurisdictions and the relative amount of income we earned in those jurisdictions. These amounts have been fairly consistent in prior years. In 2014, there was an increase in the taxable income earned in certain foreign jurisdictions which was taxed at a lower rate or was offset by the foreign tax credit.
Our effective tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Below are the most significant recurring and discrete items (See Note 12 to the Consolidated Financial Statements for more information):
2016

•	An increase in our effective rate due to lower foreign income in jurisdictions with lower effective tax rates or offset by a foreign tax credit; and

•
A one time reduction in 2015 in our effective rate due to a favorable settlement of a tax petition with the Pennsylvania Department of Revenue regarding prior year apportionment methodology; partially offset by

•	A reduction in our effective rate from a higher research and development tax credit due to an increase in eligible spending.
2015

•	A one time reduction in our effective rate due to a favorable settlement of a tax petition with the Pennsylvania Department of Revenue regarding prior year apportionment methodology; and

•	A reduction in our effective rate due to more foreign income in jurisdictions with lower effective tax rates or offset by a foreign tax credit.
2014

•	A reduction in our effective rate due to more foreign income in jurisdictions with lower effective tax rates or offset by a foreign tax credit;

•	A reduction in our state effective rate as a result of Pennsylvania Tax Law changes that became effective January 1, 2014; and

•
A reduction in our effective rate due to the reinstatement of the Research and Development Tax Credit. The tax credit was retroactively extended for 2014 through the Tax Increase Prevention Law, signed into law on December 19, 2014.

Stock-Based Compensation
During 2016, 2015 and 2014, we recognized approximately $16.0 million, $17.3 million and $13.5 million, respectively, in stock-based compensation expense. All of our stock options have performance-based vesting provisions that tie vesting of the options to our financial performance and do not contain any time-based vesting provisions. The amount of stock-based compensation expense recognized is based upon an estimate of when the earnings per share targets may be achieved. If our estimate proves to be inaccurate, the amount of stock-based compensation expense could be accelerated, spread out over a longer period, or reversed. This may cause volatility in the recognition of stock-based compensation expense and materially affect our earnings.
Effective January 1, 2017, we adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The primary impact of adoption will be the recognition of all excess tax benefits or deficiencies in our provision for income taxes in the income statement rather than an adjustment to paid-in capital. The determination of all tax effects on our income tax expense is dependent on current period stock option activity as well as our stock price, previously recognized expense for share-based payment awards, current tax laws, etc. This could cause our income tax expense to differ significantly from period to period.
In addition, we expect the dilutive effect from our stock options outstanding in 2017 will increase as a result of the adoption of ASU 2016-09. We elected to account for forfeitures as they occur when determining the amount of compensation cost to be recognized as well as retroactively reflecting all tax effects from stock option exercises as an operating activity for the periods prior to the date of adoption. The amendments to the accounting for income taxes and the change in the policy for accounting for forfeitures will require an adjustment to retained earnings as of January 1, 2017, where the cumulative effect of these changes are required to be recorded.
There was approximately $77.0 million of unrecognized compensation cost related to unvested employee stock options at December 31, 2016 and we expect to recognize approximately $25.0 million in stock-based compensation costs in 2017. These amounts do not reflect any estimate of forfeitures or cancellations in future periods. Actual forfeitures and cancellations occurring in a future period will reduce our stock-based compensation expense.
Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. We did not have any financial liabilities at December 31, 2016 or 2015 (See Note 5 to the Consolidated Financial Statements for more information).
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

Foreign Currency Exchange Rates
We transact business in the local currencies of various foreign countries, principally the United Kingdom, Canada and Ireland. The total of all of our foreign operations in these countries accounted for approximately 12 percent of our total consolidated revenues during 2016. Also, most of our foreign operations match local currency revenues with local currency costs. We translate sales and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. A fluctuation of currency exchange rates may expose us to gains and losses on non-U.S. currency transactions and a potential devaluation of the local currencies relative to the U.S. dollar which may impair our revenue growth and operating profits and also prolong sales cycles with potential customers. We currently do not engage in any foreign currency hedging strategies. The percentages of our total consolidated revenues and expenses during 2016 transacted in British pound, Canadian dollar and Euro currencies were as follows:

2016
British pound
Total revenues	6%
Total expenses	6%

Canadian dollar
Total revenues	5%
Total expenses	5%

Euro
Total revenues	1%
Total expenses	2%
United Kingdom European Union Membership Referendum
The results of the United Kingdom’s referendum regarding their membership in the European Union (EU) (referred to as Brexit) announced in late June 2016 caused significant volatility in global stock markets and currency exchange rates that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Our foreign subsidiary located in the United Kingdom, SEI Investments (Europe) Limited (SIEL), accounted for approximately six percent of our total consolidated revenues during 2016. The majority of our operations in the United Kingdom match local currency revenues with local currency costs.
Liquidity and Capital Resources

Year Ended December 31,	2016	2015	2014
Net cash provided by operating activities	$425,236	$391,460	$374,803
Net cash used in investing activities	(79,585)	(78,015)	(53,385)
Net cash used in financing activities	(319,688)	(289,805)	(224,750)
Effect of exchange rate changes on cash and cash equivalents	(9,923)	(11,425)	(7,495)
Net increase in cash and cash equivalents	16,040	12,215	89,173
Cash and cash equivalents, beginning of year	679,661	667,446	578,273
Cash and cash equivalents, end of year	$695,701	$679,661	$667,446
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At December 31, 2016, our unused sources of liquidity consisted of cash and cash equivalents and the full amount available under our credit facility.
In June 2016, we replaced our credit facility with a new five-year credit facility agreement which provides for borrowings of up to $300 million (See Note 7 to the Consolidated Financial Statements). The new credit facility is a senior unsecured revolving line of credit with Wells Fargo Bank, National Association, and a syndicate of other lenders and is scheduled to expire in June 2021. The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. We currently have no borrowings under our credit facility.
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of January 31, 2017, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $220.6 million.
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
Cash flows from operations increased $33.8 million in 2016 compared to 2015 primarily from the net change in our working capital accounts, mainly receivables. The increase was partially offset by lower distributions payments received from our unconsolidated affiliate, LSV. Cash flows from operations increased $16.7 million in 2015 compared to 2014 primarily from the increase in our net income, an increase in the distribution payments received from LSV and non-cash items such as the increase in depreciation, amortization and stock-based compensation expense. The increase was partially offset by the larger negative impact from the net change in our working capital accounts in 2015 as compared to 2014.
Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities during 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Purchases	$(73,193)	$(52,538)	$(56,754)
Sales and maturities	69,293	46,312	63,434
Net investing activities from marketable securities	$(3,900)	$(6,226)	$6,680
Marketable securities purchased generally consisted of investments in short-term U.S. government agency and commercial paper securities through SIDCO's cash management program, additional GNMA securities to satisfy applicable regulatory requirements of SPTC and investments for the start-up of new investment products. Proceeds received from sales and maturities primarily included maturities of short-term securities owned by SIDCO and sales and principal prepayments related to the GNMA securities owned by SPTC.

•
The capitalization of costs incurred in developing computer software. We capitalized $50.4 million, $29.4 million and $34.9 million of software development costs in 2016, 2015 and 2014, respectively. Amounts capitalized primarily include costs for significant enhancements and upgrades for the expanded functionality of the SEI Wealth Platform. Our capitalized software amounts also include $10.6 million and $4.9 million in 2016 and 2015, respectively, for a new application for the Investment Managers segment.

•
Capital expenditures. Our capital expenditures in 2016, 2015 and 2014 primarily include purchased software and equipment for our data center operations. Our expenditures in 2016 also include software and equipment for a new U.S. disaster recovery site. Our expenditures in 2015 include $13.8 million to relocate our London operations to a new facility. Our expenditures in 2014 include $8.4 million related to the construction of an additional building at our corporate headquarters.

•
Receipt of contingent payment from sale of SEI AK. The sale of SEI AK was completed during the first quarter of 2013. We received cash of $2.8 million during 2016 and 2015 and $5.6 million during 2014 resulting from annual payments related to the contingent purchase price from the sale. The cash received in 2016 was the final payment in the series of annual payments. Additional information pertaining to the sale is presented in Note 15 to the Consolidated Financial Statements.

Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. The following table lists information regarding repurchases of our common stock during 2016, 2015 and 2014:

Year	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost
2016	6,600,000	$44.60	$294,374
2015	5,951,000	48.66	289,587
2014	7,888,000	35.29	278,357

•
Proceeds from the issuance of our common stock. We received $48.3 million, $65.5 million and $104.9 million in proceeds from the issuance of our common stock during 2016, 2015 and 2014, respectively. The proceeds we receive from the issuance of our common stock is directly attributable to the levels of stock option exercise activity.

•	Dividend payments. Our cash dividends paid during 2016, 2015 and 2014 were as follows:

Year	Cash Dividends Paid	Cash Dividends Paid per Share
2016	$84,686	$0.52
2015	80,030	0.48
2014	74,294	0.44
Our Board of Directors declared a semi-annual cash dividend of $0.28 per share on December 13, 2016. The dividend was paid on January 6, 2017 for a total of $44.6 million.
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
Contractual Obligations and Contingent Obligations
As of December 31, 2016, the Company is obligated to make payments in connection with its lines of credit, operating leases, maintenance contracts and other commitments in the amounts listed below. The Company has no unrecorded obligations other than the items noted in the following table:

	Total	2017	2018	2019 to 2020	2021 and thereafter
Line of credit (a)	$2,181	$486	$486	$974	$235
Operating leases and maintenance agreements (b)	51,027	5,958	6,406	11,842	26,821
Other commitments (c)	3,866	3,866	—	—	—
Total	$57,074	$10,310	$6,892	$12,816	$27,056

(a)	Amounts include estimated commitment fees for our credit facility. See Note 7 to the Consolidated Financial Statements.

(b)	See Note 11 to the Consolidated Financial Statements.

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
Revenue Recognition:
Revenues are recognized in the periods in which the related services are performed provided that persuasive evidence of an agreement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Cash received by us in advance of the performance of services is deferred and recognized as revenue when earned. Our principal sources of revenues are: (1) asset management, administration and distribution fees calculated as a percentage of the total average daily net assets under management or administration; (2) information processing and software servicing fees that are either recurring and primarily earned based upon the number of trust accounts being serviced or a percentage of the total average daily market value of our clients' assets processed on our platforms, or non-recurring and based upon project-oriented contractual agreements related to client implementations; and (3) transaction-based fees for providing trade-execution services.
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
We have audited the accompanying consolidated balance sheets of SEI Investments Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II referred to in Item 15(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEI Investments Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SEI Investments Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2017 expressed an unqualified opinion on the effectiveness of SEI Investments Company’s internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 22, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
SEI Investments Company:
We have audited SEI Investments Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SEI Investments Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting (Item 9A). Our responsibility is to express an opinion on SEI Investments Company’s internal control over financial reporting based on our audit.
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
In our opinion, SEI Investments Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SEI Investments Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 22, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 22, 2017

Consolidated Balance Sheets	SEI Investments Company
(In thousands)	and Subsidiaries

	December 31,	2016	2015
Assets	Current Assets:
	Cash and cash equivalents	$695,701	$679,661
	Restricted cash	3,500	5,500
	Receivables from investment products	61,761	48,098
	Receivables, net of allowance for doubtful accounts of $523 and $649	227,957	223,023
	Securities owned	21,339	21,235
	Other current assets	27,575	26,207
	Total Current Assets	1,037,833	1,003,724
	Property and Equipment, net of accumulated depreciation of $285,322 and $259,501	146,190	143,977
	Capitalized Software, net of accumulated amortization of $303,540 and $259,358	295,867	290,522
	Investments Available for Sale	84,033	81,294
	Investments in Affiliated Funds, at fair value	4,858	4,039
	Investment in Unconsolidated Affiliates	50,459	49,580
	Deferred Income Taxes	2,127	—
	Other Assets, net	15,456	15,492
	Total Assets	$1,636,823	$1,588,628

Liabilities and Equity	Current Liabilities:
	Accounts payable	$5,966	$4,511
	Accrued liabilities	240,525	217,587
	Deferred revenue	2,880	2,385
	Total Current Liabilities	249,371	224,483
	Deferred Income Taxes	69,693	63,028
	Other Long-term Liabilities	14,645	11,397
	Total Liabilities	333,709	298,908
	Commitments and Contingencies
	Shareholders' Equity:
	Series Preferred stock, $.05 par value, 50 shares authorized; no shares issued and outstanding	—	—
	Common stock, $.01 par value, 750,000 shares authorized; 159,031 and 163,733 shares issued and outstanding	1,590	1,637
	Capital in excess of par value	955,461	910,513
	Retained earnings	384,018	402,860
	Accumulated other comprehensive loss, net	(37,955)	(25,290)
	Total Shareholders' Equity	1,303,114	1,289,720
	Total Liabilities and Equity	$1,636,823	$1,588,628
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2016	2015	2014
Revenues:
Asset management, administration and distribution fees	$1,072,176	$1,010,511	$948,932
Information processing and software servicing fees	300,346	290,893	285,463
Transaction-based and trade execution fees	29,023	32,804	31,610
Total revenues	1,401,545	1,334,208	1,266,005
Expenses:
Subadvisory, distribution and other asset management costs	170,961	160,062	149,791
Software royalties and other information processing costs	30,323	31,497	33,522
Brokerage commissions	22,152	24,388	23,002
Compensation, benefits and other personnel	414,622	395,774	376,873
Stock-based compensation	16,017	17,312	13,463
Consulting, outsourcing and professional fees	166,769	146,436	136,818
Data processing and computer related	64,930	58,884	52,512
Facilities, supplies and other costs	68,245	74,968	66,113
Amortization	45,392	42,630	38,679
Depreciation	26,440	24,044	22,448
Total expenses	1,025,851	975,995	913,221
Income from operations	375,694	358,213	352,784
Net gain (loss) from investments	112	(456)	614
Interest and dividend income	4,316	3,358	3,354
Interest expense	(531)	(483)	(458)
Equity in earnings of unconsolidated affiliates	126,103	137,057	127,786
Gain on sale of subsidiary	2,791	2,791	5,582
Income before income taxes	508,485	500,480	489,662
Income taxes	174,668	168,825	170,949
Net income	$333,817	$331,655	$318,713

Basic earnings per common share	$2.07	$2.00	$1.89
Shares used to compute basic earnings per share	161,350	165,725	168,246
Diluted earnings per common share	$2.03	$1.96	$1.85
Shares used to compute diluted earnings per share	164,431	169,598	172,565
Dividends declared per common share	$0.54	$0.50	$0.46
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2016	2015	2014
Net income	$333,817	$331,655	$318,713
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(12,131)	(14,900)	(10,189)
Unrealized holding (loss) gain on investments:
Unrealized holding (losses) gains during the period, net of income taxes of $457, $822 and $(592)	(918)	(1,659)	441
Less: reclassification adjustment for losses (gains) realized in net income, net of income taxes of $(201), $(76) and $319	384	164	(634)
Total other comprehensive loss, net of taxes	(12,665)	(16,395)	(10,382)
Comprehensive income	$321,152	$315,260	$308,331
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	SEI Investments Company
(In thousands, except per-share data)	and Subsidiaries

Year Ended December 31,	2016	2015	2014
Shares of Common Stock
Beginning balance	163,733	166,688	169,242
Purchase and retirement of common stock	(6,600)	(5,951)	(7,888)
Issuance of common stock under the employee stock purchase plan	88	69	73
Issuance of common stock upon exercise of stock options	1,810	2,927	5,261
Ending balance	159,031	163,733	166,688

Common Stock
Beginning balance	$1,637	$1,667	$1,692
Purchase and retirement of common stock	(66)	(60)	(79)
Issuance of common stock under the employee stock purchase plan	1	1	1
Issuance of common stock upon exercise of stock options	18	29	53
Ending balance	$1,590	$1,637	$1,667

Capital In Excess of Par Value
Beginning balance	$910,513	$834,615	$721,219
Purchase and retirement of common stock	(28,306)	(22,984)	(25,345)
Issuance of common stock under the employee stock purchase plan	3,357	2,798	2,197
Issuance of common stock upon exercise of stock options	44,896	62,716	102,646
Stock-based compensation	16,017	17,312	13,463
Tax benefit on stock options exercised	8,984	16,056	20,435
Ending balance	$955,461	$910,513	$834,615

Retained Earnings
Beginning balance	$402,860	$420,226	$431,604
Net income	333,817	331,655	318,713
Purchase and retirement of common stock	(266,002)	(266,543)	(252,933)
Dividends declared ($0.54, $0.50 and $0.46 per share)	(86,657)	(82,478)	(77,158)
Ending balance	$384,018	$402,860	$420,226

Accumulated Other Comprehensive (Loss) Income
Beginning balance	$(25,290)	$(8,895)	$1,487
Other comprehensive loss	(12,665)	(16,395)	(10,382)
Ending balance	$(37,955)	$(25,290)	$(8,895)

Total Equity	$1,303,114	$1,289,720	$1,247,613
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2016	2015	2014
Cash flows from operating activities:
Net income	$333,817	$331,655	$318,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,440	24,044	22,448
Amortization	45,392	42,630	38,679
Equity in earnings of unconsolidated affiliates	(126,103)	(137,057)	(127,786)
Distributions received from unconsolidated affiliate	125,224	141,767	137,866
Stock-based compensation	16,017	17,312	13,463
Provision for losses on receivables	(126)	(135)	133
Deferred income tax expense	4,794	(1,394)	(3,330)
Gain from sale of SEI AK	(2,791)	(2,791)	(5,582)
Net realized (gain) loss from investments	(112)	456	(614)
Change in other long-term liabilities	3,248	1,070	1,720
Change in other assets	(1,917)	783	(5,886)
Write off of capitalized and purchased software	—	6,055	—
Other	390	(2,440)	(2,439)
Change in current assets and liabilities:
Decrease (increase) in:
Receivables from investment products	(13,663)	295	(9,029)
Receivables	(4,807)	(28,469)	(7,888)
Other current assets	(1,368)	(8,014)	(2,027)
Increase (decrease) in:
Accounts payable	1,455	(5,441)	(6,283)
Accrued liabilities	18,851	10,498	12,873
Deferred revenue	495	636	(228)
Total adjustments	91,419	59,805	56,090
Net cash provided by operating activities	$425,236	$391,460	$374,803
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,	2016	2015	2014
Cash flows from investing activities:
Decrease (increase) in restricted cash	2,000	301	(301)
Additions to property and equipment	(31,397)	(44,465)	(28,469)
Additions to capitalized software	(50,392)	(29,416)	(34,877)
Purchases of marketable securities	(73,193)	(52,538)	(56,754)
Prepayments and maturities of marketable securities	54,141	38,551	38,973
Sales of marketable securities	15,152	7,761	24,461
Other investing activities	1,313	(1,000)	(2,000)
Receipt of contingent payment from sale of SEI AK	2,791	2,791	5,582
Net cash used in investing activities	(79,585)	(78,015)	(53,385)
Cash flows from financing activities:
Purchase and retirement of common stock	(292,258)	(291,374)	(275,788)
Proceeds from issuance of common stock	48,272	65,543	104,897
Tax benefit on stock options exercised	8,984	16,056	20,435
Payment of dividends	(84,686)	(80,030)	(74,294)
Net cash used in financing activities	(319,688)	(289,805)	(224,750)

Effect of exchange rate changes on cash and cash equivalents	(9,923)	(11,425)	(7,495)

Net increase in cash and cash equivalents	16,040	12,215	89,173

Cash and cash equivalents, beginning of year	679,661	667,446	578,273

Cash and cash equivalents, end of year	$695,701	$679,661	$667,446

Interest paid	$531	$460	$458
Income taxes paid	$157,255	$159,605	$151,250

Non-cash financing activities
Dividends declared but not paid	$44,596	$42,625	$40,178
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements	SEI Investments Company
(all figures are in thousands except share and per-share data)	and Subsidiaries
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
Variable Interest Entities
The Company has involvement with various variable interest entities (VIE or VIEs). These VIEs consist of LSV Employee Group III, LLC (LSV Employee Group III) and investment products established for clients created in the form of various types of legal entity structures. Effective January 1, 2016, the Company adopted the amendments contained in Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02) which amends the current guidance for both the VIE and the voting interest entity (VOE) consolidation models. This guidance rescinds the indefinite deferral of the VIE guidance for investment companies that permitted application of the risks and rewards based approach. The adoption of ASU 2015-02 did not have any affect on the consolidated financial statements and related disclosures (See Note 3).
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

Revenue Recognition
The Company’s principal sources of revenues are: (1) asset management, administration and distribution fees earned based upon a contractual percentage of net assets under management or administration; (2) information processing and software servicing fees that are either recurring and primarily earned based upon the number of trust accounts being serviced or a percentage of the total average daily market value of our clients' assets processed on our platforms, or non-recurring and based upon project-oriented contractual agreements related to client implementations; and (3) transaction-based fees for providing trade-execution services.
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
Cash and Cash Equivalents
The Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include $374,760 and $448,957 at December 31, 2016 and 2015, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are considered Level 1 assets.
Restricted Cash
Restricted cash includes $3,000 and $5,000 at December 31, 2016 and 2015, respectively, segregated for regulatory purposes related to trade-execution services conducted by SIEL. Restricted cash also includes $500 at December 31, 2016 and 2015 segregated in special reserve accounts for the benefit of SIDCO customers in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
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
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment by management. The Company had no Level 3 financial assets at December 31, 2016 or 2015.
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
The Company capitalized $50,392, $29,416 and $34,877 of software development costs during 2016, 2015 and 2014, respectively. The Company's capitalized software development costs primarily relate to the further development of the SEI Wealth PlatformSM (the Platform). The Company capitalized $39,785, $24,515 and $34,877 of software development costs for significant enhancements to the Platform during 2016, 2015 and 2014, respectively.
As of December 31, 2016, the net book value of the Platform was $280,359. The Platform has an estimated useful life of 15 years and a weighted average remaining life of 5.5 years. Amortization expense for the Platform was $45,047, $42,401 and $38,357 in 2016, 2015 and 2014, respectively, and is included in Amortization expense on the accompanying Consolidated Statements of Operations. The Company currently expects to recognize approximately $48,166 in amortization expense related to the Platform each year from 2017 through 2021.
The Company also capitalized $10,607 and $4,901 of software development costs during 2016 and 2015, respectively, related to a new application for the Investment Managers segment. Capitalized software development costs in-progress at December 31, 2016 associated with the application were $15,508. The application is not yet ready for use.
The Company evaluates the carrying value of capitalized software development costs when circumstances indicate the carrying value may not be recoverable. The review of capitalized software development costs for impairment requires significant assumptions about operating strategies, underlying technologies utilized, and external market factors. External market factors include, but are not limited to, expected levels of competition, barriers to entry by potential competitors, stability in the target market and governmental regulations. During 2015, the Company determined that specific functionality within the Platform was no longer in use and wrote off $5,533 of previously capitalized software development costs reported under the Private Banks and Investment Advisors business segments. The expense associated with the write off is included in Facilities, supplies and other costs on the accompanying Consolidated Statement of Operations. The Company did not recognize any impairment charges related to its capitalized software development costs in 2016 or 2014.
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
Transaction gains and losses from exchange rate fluctuations are included in the results of operations in the periods in which they occur. There were no material gains or losses from exchange rate fluctuations in 2016, 2015 or 2014.
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
The calculations of basic and diluted earnings per share for 2016, 2015 and 2014 are:

	2016	2015	2014
Net income	$333,817	$331,655	$318,713
Shares used to compute basic earnings per common share	161,350,000	165,725,000	168,246,000
Dilutive effect of stock options	3,081,000	3,873,000	4,319,000
Shares used to compute diluted earnings per common share	164,431,000	169,598,000	172,565,000
Basic earnings per common share	$2.07	$2.00	$1.89
Diluted earnings per common share	$2.03	$1.96	$1.85

Employee stock options to purchase approximately 10,632,000, 10,730,000 and 10,166,000 shares of common stock, with an average exercise price per share of $35.02, $33.99 and $30.00, were outstanding during 2016, 2015 and 2014, respectively, but not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive (See Note 8).
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
New Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard permits the use of either the retrospective or cumulative effect transition method. The FASB has recently issued several amendments to the standard, including principal versus agent guidance and identifying performance obligations. ASU 2014-09 currently becomes effective for the Company during the first quarter 2018.
The Company continues to assess the impact ASU 2014-09 will have on its revenue arrangements with completion, including selecting a transition method, expected by the third quarter of 2017. The majority of the Company’s services are bundled together and provided and completed for the client on a monthly basis. The Company expects revenue for these services to continue to be recognized monthly because of the continuous transfer of control to the client. Therefore, the adoption of this ASU is not expected to have a material impact on the recognition of revenue for the majority of the fees recognized for the services provided. However, the Company believes the adoption of the new standard may affect the timing of the recognition of implementation fees recognized in Information processing and software servicing fees as well as fund conversion fees and other ancillary fees recognized in Asset management, administration and distribution fees. Transaction-based and trade execution fees are based on current period activity and is not expected to be affected by the adoption of ASU 2014-09. Due to the complexity of certain of our agreements, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and certain aspects may vary in some instances from recognition ratably over the contract term.
The new standard also modified some of the principal and agent considerations which may result in changes to gross or net treatment of revenue and expenses but would not affect final net income. The Company is also evaluating its sales commission programs. Previously, sales commission costs were expensed at inception of a sales agreement but under the new standard will generally need to be capitalized and amortized over the period of contract performance.
The new standard provides companies with alternative methods of adoption and the Company is in the process of determining the method of adoption, which depends in part upon completion of the evaluation of the remaining revenue arrangements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) that will significantly change the income statement impact of equity investments held by an entity, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. ASU 2016-01 becomes effective for the Company during the first quarter 2018. The Company is continuing to assess all potential impacts the updated standard will have on its consolidated financial statements and related disclosures. Management currently believes the most significant impact will be the requirement to recognize all changes in fair value of available-for-sale equity securities in current period earnings. Previously, these changes in fair value were recognized as a separate component of comprehensive income.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) requiring an entity to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement when stock awards vest or are settled. In addition, ASU 2016-09 eliminates anticipated windfalls and shortfalls that were included in the calculation of assumed proceeds for computing the dilutive effect of share-based payment awards in the calculation of diluted earnings per share. Cash flows related to excess tax benefits will be recorded as an operating cash flow rather than a financing activity and an entity may elect to either estimate the number of forfeitures or account for forfeitures as they occur. ASU 2016-09 became effective for the Company during the first quarter of 2017.
The Company believes the primary impact of adoption will be the requirement to recognize all tax effects related to share-based payments in the provision for income taxes in the income statement rather than paid-in capital as well as additional amendments to the accounting for income taxes. This may increase volatility of the Company’s income tax expense. In addition, the dilutive effect from stock options outstanding will increase as a result of the adoption of ASU 2016-09. No adjustment to prior period reported diluted earnings per share amounts is permitted. The Company has elected to account for forfeitures as they occur when determining the amount of compensation cost to be recognized in each period as well as retroactively reflecting all tax benefits or deficiencies from stock option exercises as an operating activity for the periods prior to the date of adoption. The amendments to accounting for income taxes and the change in the policy for accounting for forfeitures will require an adjustment to retained earnings as of January 1, 2017, where the cumulative effect of these changes are required to be recorded.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU No. 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 becomes effective for the Company during the first quarter of 2020. Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU No. 2016-17, Interests Held through Related Parties That Are under Common Control (ASU 2016-17) which amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. ASU 2016-17 became effective for the Company during the first quarter of 2017. The Company does not believe the adoption of ASU 2016-17 will have a material impact on its consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18) which requires restricted cash and cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period amounts shown on the statement of cash flows. Under this guidance, the statement of cash flows should explain the total change in cash balances, including amounts described as restricted. ASU 2016-18 becomes effective for the Company during the first quarter of 2018. The Company is currently evaluating the guidance in ASU 2016-18 but does not believe it will have a material impact on its consolidated financial statements and related disclosures.
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
At December 31, 2016, the Company’s total investment in LSV was $50,459. The Company’s proportionate share in the earnings of LSV was $126,103, $138,407 and $140,211 in 2016, 2015 and 2014, respectively. The Company receives partnership distributions related to the earnings of LSV on a quarterly basis. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows. The Company received partnership distribution payments from LSV of $125,224, $141,767 and $137,866 in 2016, 2015 and 2014, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations Year ended December 31,	2016	2015	2014
Revenues	$399,462	$427,653	$422,064
Net income	$323,381	$352,845	$356,824

Condensed Balance Sheets December 31,	2016	2015
Current assets	$125,872	$127,225
Non-current assets	1,927	2,375
Total assets	$127,799	$129,600

Current liabilities	$39,303	$40,876
Partners’ capital	88,496	88,724
Total liabilities and partners’ capital	$127,799	$129,600
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
As of January 31, 2017, the remaining unpaid principal balances of the term loan guaranteed by the Company was $5,657. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.
Note 3 – Variable Interest Entities – Investment Products
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
The Company has concluded that it is not the primary beneficiary of the investment products and; therefore, is not required to consolidate any of the pooled investment vehicles for which it receives asset management, distribution, administration and custodial fees under the VIE model. The investment products either do not meet the definition of a VIE or the Company does not hold a variable interest in the investment products. Some of the investment products qualify for the money market scope exception, are limited partnerships which have substantive kick-out rights, or are investment products in which the Company’s asset management, distribution, administration and custodial fees are commensurate with the services provided and include fair terms and conditions. The Company acts as a fiduciary and does not hold any other interests other than insignificant seed money investments. For this reason, the Company also concluded that it is not required to consolidate the pooled investment vehicles under the VOE model.
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $41,227, $55,713 and $54,083 in fees during 2016, 2015 and 2014, respectively.
Note 4 – Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	2016	2015
Trade receivables	$48,683	$47,179
Fees earned, not billed	168,971	154,919
Other receivables	10,826	21,574
	228,480	223,672
Less: Allowance for doubtful accounts	(523)	(649)
Receivables, net	$227,957	$223,023
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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	2016	2015
Buildings	$152,171	$151,604
Equipment	106,759	86,941
Land	10,030	10,003
Purchased software	128,008	122,433
Furniture and fixtures	17,292	16,143
Leasehold improvements	15,175	15,393
Construction in progress	2,077	961
	431,512	403,478
Less: Accumulated depreciation	(285,322)	(259,501)
Property and Equipment, net	$146,190	$143,977
Depreciation expense related to property and equipment for 2016, 2015 and 2014 was $26,440, $24,044 and $22,448, respectively.
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
Other Assets
Other assets consist of long-term prepaid expenses, deposits, other investments at cost and various other assets. Amortization expense for certain other assets for 2016, 2015 and 2014 was $345, $229 and $227, respectively.

Accrued Liabilities
Accrued Liabilities on the accompanying Consolidated Balance Sheets consist of:

	2016	2015
Accrued employee compensation	$79,735	$74,687
Accrued consulting, outsourcing and professional fees	24,428	21,575
Accrued sub-advisory, distribution and other asset management fees	41,666	32,674
Accrued dividend payable	44,596	42,625
Other accrued liabilities	50,100	46,026
Accrued liabilities	$240,525	$217,587
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
The Company has retrospectively adopted ASU No. 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (ASU 2015-07) during 2016 for all periods presented. The fair value of the Company's investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The NAVs of the funds are calculated by the funds' independent custodian and are derived from the fair values of the underlying investments as of the reporting date. The funds allow for investor redemptions at the end of each calendar month. In accordance with ASU 2015-07, this investment has not been classified in the fair value hierarchy.
The valuation of the Company's Level 2 financial assets held by SIDCO and SPTC are based upon securities pricing policies and procedures utilized by third-party pricing vendors. The Company had no Level 3 financial assets or liabilities at December 31, 2016 or 2015. There were no transfers of financial assets between levels within the fair value hierarchy during 2016.
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

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity available-for-sale securities	$9,581	$9,581	$—
Fixed-income available-for-sale securities	74,452	—	74,452
Fixed-income securities owned	21,339	—	21,339
Investment funds sponsored by LSV (1)	4,858
	$110,230	$9,581	$95,791

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Equity available-for-sale securities	$10,657	$10,657	$—
Fixed-income available-for-sale securities	70,637	—	70,637
Fixed-income securities owned	21,235	—	21,235
Investment funds sponsored by LSV (1)	4,039
	$106,568	$10,657	$91,872
(1) The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the accompanying Consolidated Balance Sheets (See Note 6).

Note 6 – Marketable Securities
Investments Available For Sale
Investments available for sale classified as non-current assets consist of:

	At December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,357	$24	$(996)	$6,385
Equities and other mutual funds	2,968	228	—	3,196
Debt securities	74,843	—	(391)	74,452
	$85,168	$252	$(1,387)	$84,033

	At December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$8,474	$—	$(742)	$7,732
Equities and other mutual funds	2,857	68	—	2,925
Debt securities	70,308	329	—	70,637
	$81,639	$397	$(742)	$81,294
Net unrealized holding losses at December 31, 2016 and 2015 were $836 (net of income tax benefit of $299) and $302 (net of income tax benefit of $43), respectively. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $284 and gross realized losses of $869 from available-for-sale securities during 2016. In 2015, there were gross realized gains of $489 and gross realized losses of $729 from available-for-sale securities. There were gross realized gains of $1,401 and gross realized losses of $448 from available-for-sale securities during 2014. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income (loss), are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
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
The investment primarily consists of U.S. dollar denominated funds that invests in equity securities of Canadian, Australian and Japanese companies. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $4,858 and $4,039 at December 31, 2016 and 2015, respectively. The Company recognized gains of $819 and losses of $389 and $326 from the change in fair value of the funds during 2016, 2015 and 2014, respectively.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency and commercial paper securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,339 and $21,235 at December 31, 2016 and 2015, respectively. There were no material net gains or losses from the change in fair value of the securities during 2016, 2015 and 2014.
Note 7 – Lines of Credit
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
The aggregate amount of the Credit Facility may be increased by an additional $100,000 under certain conditions set forth in the agreement. The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings under the Credit Facility at December 31, 2016. The Company was in compliance with all covenants of the Credit Facility during 2016.
Prior to entering into the Credit Facility, the Company maintained a $300,000 revolving line of credit through a Credit Agreement with Wells Fargo Bank, National Association, and a syndicate of other lenders (the 2012 Credit Facility). There was a commitment fee equal to 0.15 percent per annum on the daily unused portion of the facility charged to the Company. The 2012 Credit Facility contained covenants that restricted the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. The Company had no borrowings through the 2012 Credit Facility at December 31, 2015. None of the covenants of the 2012 Credit Facility negatively affected the Company’s liquidity or capital resources. The Company was in compliance with all covenants of the 2012 Credit Facility during 2016 while active.
The Company incurred $531, $483 and $458 in commitment fees relating to all lines of credit during 2016, 2015 and 2014, respectively, which are reflected in Interest expense on the accompanying Consolidated Statements of Operations.

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
The weighted average fair value of the Company’s stock options granted during 2016, 2015 and 2014 were $12.43, $12.16 and $10.88, respectively, using the following assumptions:

	2016	2015	2014
Expected term (in years)	6.00	5.58	6.79
Expected volatility	25.44%	23.86%	26.98%
Expected dividend yield	1.10%	1.00%	1.15%
Risk-free interest rate	2.18%	1.90%	2.04%
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in 2016, 2015 and 2014 as follows:

	2016	2015	2014
Stock-based compensation expense	$16,017	$17,312	$13,463
Less: Deferred tax benefit	(5,612)	(6,107)	(4,704)
Stock-based compensation expense, net of tax	$10,405	$11,205	$8,759
During 2016 and 2015, the Company revised its estimate of when some vesting targets were expected to be achieved. These changes in management’s estimate of stock-based compensation expense were not material in 2016 or 2015.
As of December 31, 2016, there was approximately 11,377,000 unvested employee stock options with an unrecognized compensation cost of $77,005 that the Company expects will vest and be expensed through 2022 with a weighted average period of 2.3 years.

This table presents certain information relating to the Company’s stock option plans for 2016, 2015 and 2014:

	Number of Shares	Weighted Avg. Price
Balance as of December 31, 2013	23,637,000	$22.58
Granted	2,293,000	40.05
Exercised	(5,261,000)	19.52
Expired or canceled	(208,000)	28.83
Balance as of December 31, 2014	20,461,000	$25.26
Granted	2,005,000	53.34
Exercised	(2,927,000)	21.44
Expired or canceled	(302,000)	28.97
Balance as of December 31, 2015	19,237,000	$28.71
Granted	2,310,000	49.57
Exercised	(1,809,000)	24.82
Expired or canceled	(1,669,000)	30.86
Balance as of December 31, 2016	18,069,000	$31.57

Exercisable as of December 31, 2016	6,692,000	$21.28
Available for future grant as of December 31, 2016	25,156,000
As of December 31, 2015 and 2014, there were 8,508,000 and 10,295,000 shares exercisable, respectively. The expiration dates for options outstanding at December 31, 2016 range from January 31, 2017 to December 13, 2026 with a weighted average remaining contractual life of 5.9 years.
Upon exercise of stock options, the Company will issue new shares of its common shares. The Company does not hold any shares in treasury. The total intrinsic value of options exercised during 2016 and 2015 was $41,607 and $76,676, respectively. The total options exercisable as of December 31, 2016 had an intrinsic value of $187,909. The total options outstanding as of December 31, 2016 had an intrinsic value of $321,528. The total intrinsic value for options outstanding and options exercisable is calculated as the difference between the market value of the Company’s common stock as of December 31, 2016 and the exercise price of the shares. The market value of the Company’s common stock as of December 30, 2016 was $49.36 as reported by the Nasdaq Stock Market, LLC.
This table summarizes information relating to all options outstanding and exercisable at December 31, 2016:

			Options Outstanding at December 31, 2016			Options Exercisable at December 31, 2016
Range of Exercise Prices (Per Share)			Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)
$14.62	-	15.77	3,021,000	$15.27	3.70	1,980,000	$15.01	3.02
17.65	-	21.05	1,854,000	17.67	3.02	1,846,000	17.65	3.00
22.45	-	23.86	3,712,000	23.20	4.93	1,513,000	23.20	4.93
27.03	-	39.15	3,321,000	33.18	4.73	1,353,000	33.26	5.19
40.64	-	53.34	6,161,000	47.91	9.06	—	—	—
			18,069,000			6,692,000
Employee Stock Purchase Plan
The Company has an employee stock purchase plan that provides for offerings of common stock to eligible employees at a price equal to 85 percent of the fair market value of the stock at the end of the stock purchase period, as defined. The Company has reserved 15,600,000 shares for issuance under this plan. At December 31, 2016, 11,891,000 cumulative shares have been issued. There were no material costs incurred by the Company related to the employee stock purchase plan in 2016, 2015 and 2014.

Common Stock Buyback
The Board of Directors, under multiple authorizations, has authorized the purchase of the Company’s common stock on the open market or through private transactions. As of December 31, 2016, the Company had approximately $218,752 of authorization remaining for the purchase of common stock. The following table provides the total number of shares repurchased and the related total costs in 2016, 2015 and 2014:

Year	Total Number of Shares Repurchased	Total Cost
2016	6,600,000	$294,374
2015	5,951,000	289,587
2014	7,888,000	278,357
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
Cash Dividends
On May 25, 2016, the Board of Directors declared a cash dividend of $0.26 per share on the Company’s common stock, which was paid on June 22, 2016, to shareholders of record on June 14, 2016. On December 13, 2016, the Board of Directors declared a cash dividend of $0.28 per share on the Company’s common stock, which was paid on January 6, 2017, to shareholders of record on December 27, 2016.
The cash dividends declared in 2016, 2015 and 2014 were $86,657, $82,478 and $77,158, respectively. The Board of Directors has indicated its intention to declare future cash dividends on a semiannual basis.

Note 9 – Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) consists of net income and other gains and losses affecting shareholders’ equity that are excluded from net income. Other comprehensive income (loss) includes unrealized gains and losses on available for sale securities and foreign currency translation adjustments. The Company presents other comprehensive income (loss) in its Consolidated Statements of Comprehensive Income. Components of Accumulated other comprehensive income (loss), net of tax, consisted of:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2014	$101	$1,386	$1,487

Other comprehensive loss before reclassifications	(10,189)	441	(9,748)
Amounts reclassified from accumulated other comprehensive income	—	(634)	(634)
Net current-period other comprehensive loss	(10,189)	(193)	(10,382)

Balance, December 31, 2014	$(10,088)	$1,193	$(8,895)

Other comprehensive loss before reclassifications	(14,900)	(1,659)	(16,559)
Amounts reclassified from accumulated other comprehensive loss	—	164	164
Net current-period other comprehensive loss	(14,900)	(1,495)	(16,395)

Balance, December 31, 2015	$(24,988)	$(302)	$(25,290)

Other comprehensive loss before reclassifications	(12,131)	(918)	(13,049)
Amounts reclassified from accumulated other comprehensive loss	—	384	384
Net current-period other comprehensive loss	(12,131)	(534)	(12,665)

Balance, December 31, 2016	$(37,119)	$(836)	$(37,955)

Note 10 – Employee Benefit Plan
The Company has a tax-qualified defined contribution plan (the Plan). The Plan provides retirement benefits, including provisions for early retirement and disability benefits, as well as a tax-deferred savings feature. After satisfying certain requirements, participants are vested in employer contributions at the time the contributions are made. All Company contributions are discretionary and are made from available profits. The Company contributed $9,665, $9,162 and $6,157 to the Plan in 2016, 2015 and 2014, respectively.

Note 11 – Commitments and Contingencies
The Company leases software, facilities, and data processing equipment under non-cancelable operating leases, some which contain escalation clauses for increased taxes and operating expenses. The Company has entered into maintenance agreements primarily for its data processing equipment. Rent expense, primarily related to user licenses for software, was $28,016, $25,074 and $23,011 in 2016, 2015 and 2014, respectively.
The aggregate noncancellable minimum commitments at December 31, 2016 are:

2017	$5,958
2018	6,406
2019	6,715
2020	5,127
2021 and thereafter	26,821
$51,027
In the ordinary course of business, the Company from time to time enters into contracts containing indemnification obligations of the Company. These obligations may require the Company to make payments to another party upon the occurrence of certain events including the failure by the Company to meet its performance obligations under the contract. These contractual indemnification provisions are often standard contractual terms of the nature customarily found in the type of contracts entered into by the Company. In many cases, there are no stated or notional amounts included in the indemnification provisions. There are no amounts reflected on the Consolidated Balance Sheets as of December 31, 2016 and 2015 related to these indemnifications.
In the normal course of business, the Company is party to various claims and legal proceedings.
SEI has been named in seven lawsuits filed in Louisiana courts; four of the cases also name SPTC as a defendant. The underlying allegations in all actions relate to the purported role of SPTC in providing back-office services to Stanford Trust Company. The complaints allege that SEI and SPTC participated in some manner in the sale of “certificates of deposit” issued by Stanford International Bank so as to be a “seller” of the certificates of deposit for purposes of primary liability under the Louisiana Securities Law or so as to be secondarily liable under that statute for sales of certificates of deposit made by Stanford Trust Company. Two of the actions also include claims for violations of the Louisiana Racketeering Act and possibly conspiracy, and a third also asserts claims of negligence, breach of contract, breach of fiduciary duty, violations of the uniform fiduciaries law, negligent misrepresentation, detrimental reliance, violations of the Louisiana Racketeering Act, and conspiracy.
The procedural status of the seven cases varies. The Lillie case, filed originally in the 19th Judicial District Court for the Parish of East Baton Rouge, was brought as a class action and is procedurally the most advanced of the cases. SEI and SPTC filed exceptions, which the Court granted in part, dismissing claims under the Louisiana Unfair Trade Practices Act and permitting the claims under the Louisiana Securities Law to go forward. On March 11, 2013, newly-added insurance carrier defendants removed the case to the United States District Court for the Middle District of Louisiana. On August 7, 2013, the Judicial Panel on Multidistrict Litigation transferred the matter to the Northern District of Texas where MDL 2099, In re: Stanford Entities Securities Litigation (“the Stanford MDL”), is pending. On September 22, 2015, the District Court on the motion of SEI and SPTC dismissed plaintiffs’ claims for primary liability under Section 714(A) of the Louisiana Securities Law, but declined to dismiss plaintiffs’ claims for secondary liability under Section 714(B) of the Louisiana Securities Law based on the allegations pled by plaintiffs. On November 4, 2015, the District Court granted SEI and SPTC's motion to dismiss plaintiffs' claims under Section 712(D) of the Louisiana Securities Law. Consequently, the only claims of plaintiffs still pending before the District Court in Lillie are plaintiffs' claims for secondary liability against SEI and SPTC under Section 714(B) of the Louisiana Securities Law. On May 2, 2016, the District Court certified the class as being "all persons for whom Stanford Trust Company purchased or renewed Stanford Investment Bank Limited certificates of deposit in Louisiana between January 1, 2007 and February 13, 2009". Notice of the pendency of the class action was mailed to potential class members on October 4, 2016.
On December 1, 2016, a group of plaintiffs who opted out of the Lillie class filed a complaint against SEI and SPTC in the United States District Court in the Middle District of Louisiana, alleging claims essentially the same as those in Lillie. In January 2017, the Judicial Panel on Multidistrict Litigation transferred the proceeding to the Northern District of Texas and the Stanford MDL. SEI’s response to the Complaint is expected to be filed during the first quarter of 2017.
Another one of the cases, filed in the 23rd Judicial District Court for the Parish of Ascension, also was removed to federal court and transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of Texas and the Stanford MDL. The schedule for responding to that Complaint has not yet been established.
The plaintiffs in two of the cases remaining in the Parish of East Baton Rouge have granted SEI and SPTC indefinite extensions to respond to the petitions.
In the two additional cases, filed in East Baton Rouge and brought by the same counsel who filed the Lillie action, virtually all of the litigation to date has involved motions practice and appellate litigation regarding the existence of federal subjection matter jurisdiction under the federal Securities Litigation Uniform Standards Act (SLUSA). After the matter was removed to the United States District Court for the Northern District of Texas, that court dismissed the action under SLUSA. The Court of Appeals for the Fifth Circuit reversed that order, and the Supreme Court of the United States affirmed the Court of Appeals judgment on February 26, 2014. The matter was remanded to state court and no material activity has taken place since that date.
While the outcome of this litigation remains uncertain, SEI and SPTC believe that they have valid defenses to plaintiffs' claims and intend to defend the lawsuits vigorously. Because of uncertainty in the make-up of the Lillie class, the specific theories of liability that may survive a motion for summary judgment or other dispositive motion, the relative lack of discovery regarding damages, causation, mitigation and other aspects that may ultimately bear upon loss, the Company is not reasonably able to provide an estimate of loss, if any, with respect to the foregoing lawsuits.
On November 26, 2014, a Writ of Summons was issued to two of our subsidiaries, SEI Investments - Global Fund Services Limited (GFSL) and SEI Investments - Depositary & Custodial Services (Ireland) Limited (D&C), to appear before the Court of First Instance Antwerp, Belgium. The plaintiffs in this case allege that through their initial investments in collective investment funds domiciled in Netherlands and subsequent transfer of claim rights to a Belgium domiciled partnership, they are beneficial owners of a portfolio of life settlement policies (the Portfolio) which lapsed due to a failure to make premium payments. The plaintiffs seek to recover jointly and severally from nine defendants including GFSL and D&C, damages of approximately $84 million. GFSL and D&C’s involvement in the litigation appears to arise out of their historical provision of administration and custody services, respectively, to the Strategic Life Settlement Fund PLC, who, together with its managers, appear to be the principal defendants in this claim. On December 4, 2015, the Belgium Court dismissed plaintiff's claims for a lack of jurisdiction. On December 22, 2015, the plaintiffs appealed the dismissal. The appeal is still pending.
While the outcome of this action is uncertain given its early phase and the lack of specific theories of liability asserted against GFSL and D&C, each of GFSL and D&C believe that they have valid defenses to plaintiffs’ claims and intend to defend the lawsuit vigorously, and GFSL and D&C are not reasonably able to provide an estimate of the ultimate loss, if any, with respect to this lawsuit.

Note 12 – Income Taxes
The federal and state and foreign income tax provision is summarized as follows:

Year Ended December 31,	2016	2015	2014
Current
Federal	$158,411	$159,774	$155,273
State	10,500	7,756	8,744
Foreign	5,137	5,224	5,254
	174,048	172,754	169,271
Deferred
Federal	788	(5,343)	1,667
State	(168)	1,414	11
	620	(3,929)	1,678
Total income taxes	$174,668	$168,825	$170,949
Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The examination and the resolution process may last longer than one year.
The components of Income before income taxes are summarized as follows:

Year Ended December 31,	2016	2015	2014
Domestic	$481,760	$472,384	$475,175
Foreign	26,725	28,096	14,487
	$508,485	$500,480	$489,662
The effective income tax rate differs from the federal income tax statutory rate due to the following:

Year Ended December 31,	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.3	1.6	1.2
Foreign tax expense and tax rate differential	(0.8)	(1.2)	(0.7)
Research and development tax credit	(0.8)	(0.6)	(0.4)
Domestic Production Activities Deduction	(0.6)	(0.6)	(0.4)
Net change in uncertain tax positions	—	—	0.3
Settlement of state tax petition	—	(0.8)	—
Other, net	0.2	0.3	(0.1)
	34.3%	33.7%	34.9%
The decrease in the Company's effective income tax rate in 2015 was primarily due to a one-time reduction resulting from a favorable settlement of a tax petition filed with the State of Pennsylvania relating to the apportionment methodology of net income for prior years.
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $106,122 at December 31, 2016. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation, including the availability, or lack thereof, of foreign tax credits to reduce a portion of the U.S. liability.
Deferred income taxes for 2016, 2015 and 2014 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of our deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

Year Ended December 31,	2016	2015
Deferred Tax Assets:
Stock-based compensation expense	$33,459	$34,739
Foreign and state net operating loss carryforward	20,049	19,580
Basis differences in investments	6,165	6,439
Federal benefit of state tax deduction for uncertain tax positions	3,647	3,014
Revenue and expense recognized in different periods for financial reporting and income tax purposes	5,022	4,675
Other assets	813	1,793
Total deferred income tax assets	69,155	70,240
Less: valuation allowance	(17,922)	(14,548)
Net deferred income tax assets	$51,233	$55,692

Deferred Tax Liabilities:
Capitalized software currently deductible for tax purposes, net of amortization	$(107,897)	$(111,174)
Difference in financial reporting and income tax depreciation methods	(5,190)	(2,695)
Difference between book and tax basis of other assets	(4,597)	(4,294)
Other liabilities	(1,115)	(557)
Total deferred income tax liabilities	$(118,799)	$(118,720)
Net deferred income tax liabilities	$(67,566)	$(63,028)
The valuation allowances against deferred tax assets at December 31, 2016 and 2015 are related to state net operating losses from certain domestic subsidiaries as well as foreign net operating losses from certain foreign subsidiaries. Certain state and foreign tax statutes significantly limit the utilization of net operating losses for domestic and foreign subsidiaries. Furthermore, these net operating losses cannot be used to offset the net income of other subsidiaries.
The Company recognizes uncertain tax positions in accordance with the applicable accounting guidance and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. The Company’s total unrecognized tax benefit, not including interest and penalties, as of December 31, 2016 was $17,287, of which $14,868 would affect the effective tax rate if the Company were to recognize the tax benefit. The gross amount of uncertain tax liability of $3,866 which is expected to be paid within one year is netted against the current payable account while the remaining amount of $14,645 is included in Other long-term liabilities on the accompanying Consolidated Balance Sheets. During the year ended December 31, 2016, the Company recognized $2,370 of previously unrecognized tax benefits relating to the lapse of the statute of limitation.
The Company files a consolidated federal income tax return and separate income tax returns with various states. Certain subsidiaries of the Company file tax returns in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for years before 2013 and is no longer subject to state, local or foreign income tax examinations by authorities for years before 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	2016	2015	2014
Balance as of January 1	$14,517	$14,018	$12,028
Tax positions related to current year:
Gross additions	3,756	1,954	1,957
Tax positions related to prior years:
Gross additions	1,762	297	1,369
Settlements	(378)	—	—
Lapses on statute of limitations	(2,370)	(1,752)	(1,336)
Balance as of December 31	$17,287	$14,517	$14,018
The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate because of the recognition of the federal and state tax benefits.
The Company classifies all interest and penalties as income tax expense. The Company has recorded $1,227, $1,391 and $1,066 in liabilities for tax-related interest and penalties in 2016, 2015 and 2014, respectively.
The Company estimates it will recognize $3,866 of unrecognized tax benefits within the next twelve months due to lapses on the statute of limitation.
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
In 2016, 2015 and 2014, no single customer accounted for more than ten percent of revenues in any business segment.

The following tables highlight certain financial information about each of the Company’s business segments for the years ended December 31, 2016, 2015 and 2014:

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2016
Revenues	$457,886	$330,677	$312,584	$294,390	$6,008	$1,401,545
Expenses	421,188	180,140	153,117	191,127	20,962	966,534
Operating profit (loss)	$36,698	$150,537	$159,467	$103,263	$(14,954)	$435,011
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Total profit (loss)	$39,489	$150,537	$159,467	$103,263	$(14,954)	$437,802

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2015
Revenues	$456,516	$306,620	$297,568	$267,963	$5,541	$1,334,208
Expenses	410,975	171,968	145,851	172,094	20,656	921,544
Operating profit (loss)	$45,541	$134,652	$151,717	$95,869	$(15,115)	$412,664
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Total profit (loss)	$48,332	$134,652	$151,717	$95,869	$(15,115)	$415,455

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Year Ended December 31, 2014
Revenues	$441,467	$283,811	$284,677	$251,310	$4,740	$1,266,005
Expenses	399,620	146,500	140,659	159,176	18,377	864,332
Operating profit (loss)	$41,847	$137,311	$144,018	$92,134	$(13,637)	$401,673
Gain on sale of subsidiary	5,582	—	—	—	—	5,582
Total profit (loss)	$47,429	$137,311	$144,018	$92,134	$(13,637)	$407,255
A reconciliation of the total reported for the business segments to income from operations in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

Year Ended December 31,	2016	2015	2014
Total operating profit from segments above	$435,011	$412,664	$401,673
Corporate overhead expenses	(59,317)	(54,451)	(48,889)
Income from operations	$375,694	$358,213	$352,784
The following tables provide additional information for the years ended December 31, 2016, 2015 and 2014 pertaining to our business segments:

	Capital Expenditures (1)			Depreciation
Year Ended December 31,	2016	2015	2014	2016	2015	2014
Private Banks	$45,940	$41,972	$30,883	$13,222	$12,348	$13,393
Investment Advisors	17,610	13,206	13,783	3,880	3,410	2,507
Institutional Investors	4,319	5,301	4,575	1,367	1,200	1,041
Investment Managers	11,209	10,119	9,505	4,877	4,040	2,917
Investments in New Businesses	726	736	2,547	2,197	2,278	1,983
Total from business segments	$79,804	$71,334	$61,293	$25,543	$23,276	$21,841
Corporate Overhead	1,985	2,547	2,053	897	768	607
	$81,789	$73,881	$63,346	$26,440	$24,044	$22,448
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
Year Ended December 31,	2016	2015	2014
Private Banks	$31,675	$29,819	$24,993
Investment Advisors	10,458	9,880	9,228
Institutional Investors	1,674	1,558	1,430
Investment Managers	1,092	1,029	954
Investments in New Businesses	146	116	1,846
Total from business segments	$45,045	$42,402	$38,451
Corporate Overhead	347	228	228
	$45,392	$42,630	$38,679

	Total Assets
	2016	2015
Private Banks	$471,435	$451,079
Investment Advisors	160,717	138,459
Institutional Investors	109,879	105,443
Investment Managers	158,621	154,432
Investments in New Businesses	4,910	5,355
Total from business segments	$905,562	$854,768
Corporate Overhead (2)	731,261	733,860
	$1,636,823	$1,588,628
(2) Unallocated assets primarily consist of cash and cash equivalents, marketable securities, and certain other shared services assets.
The following table presents revenues based on the location of the use of the products or services:

For the Year Ended December 31,	2016	2015	2014
United States	$1,191,640	$1,123,165	$1,063,223
International operations	209,905	211,043	202,782
	$1,401,545	$1,334,208	$1,266,005
The following table presents assets based on their location:

	2016	2015
United States	$1,317,235	$1,330,738
International operations	319,588	257,890
	$1,636,823	$1,588,628
Note 14 – Related Party Transactions
The Company, either by itself or through its wholly-owned subsidiaries, serves as the sponsor, administrator, investment advisor, distributor and shareholder servicer for SEI-sponsored investment products. These investment products are offered to clients of the Company and its subsidiaries. Fees earned by the Company for the related services are recognized pursuant to the provisions of investment advisory, fund administration, distribution, and shareholder services agreements directly with the investment products. These fees totaled $431,318, $426,301 and $411,206 in 2016, 2015 and 2014, respectively, and are reflected in Asset management, administration and distribution fees on the accompanying Consolidated Statements of Operations. The Company also serves as an introducing broker-dealer for securities transactions of SEI-sponsored investment products. The Company recognized $561, $365 and $2,332 in commissions during 2016, 2015 and 2014, respectively. These fees are reflected in Transaction-based and trade execution fees on the accompanying Consolidated Statements of Operations.
Receivables from investment products on the accompanying Consolidated Balance Sheets primarily represent fees receivable for distribution, investment advisory, and administration services to various investment products sponsored by SEI.

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
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Barings. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014 and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. The Company recognized a pre-tax gain of $5,582, or $0.02 diluted earnings per share, during 2014 and a pre-tax gain of $2,791, or $0.01 diluted earnings per share, during 2015 and 2016. The Company's gains from the sale of SEI AK are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.

Note 16 – Quarterly Financial Data (Unaudited)

	For the Three Months Ended
2016	March 31	June 30	September 30	December 31(1)
Revenues	$334,263	$343,831	$354,641	$368,810
Income before income taxes	$119,638	$124,904	$130,890	$133,053
Net income	$77,497	$81,005	$86,704	$88,611
Basic earnings per share	$0.48	$0.50	$0.54	$0.55
Diluted earnings per share (2)	$0.47	$0.49	$0.53	$0.55

Effective income tax rate	35.2%	35.2%	33.8%	33.4%
(1) During the fourth quarter 2016, the Company recognized a performance fee of $12,286 and a corresponding sub-advisory expense of $6,143 associated with an SEI-sponsored investment product. These items resulted in an after-tax net profit of $4,091, or $0.03 diluted earnings per share.
(2) The sum of the individual quarterly earnings per share amounts may not agree with the annual earnings per share amount as each quarterly computation is based on the weighted average number of shares outstanding during that period.

	For the Three Months Ended
2015	March 31	June 30	September 30	December 31
Revenues	$325,444	$337,745	$335,622	$335,397
Income before income taxes	$131,000	$133,810	$120,588	$115,082
Net income	$84,611	$86,240	$79,425	$81,379
Basic earnings per share	$0.51	$0.52	$0.48	$0.49
Diluted earnings per share	$0.50	$0.51	$0.47	$0.48

Effective income tax rate	35.4%	35.6%	34.1%	29.3%

Schedule II - Valuation and Qualifying Accounts and Reserves	SEI Investments Company
(In thousands)	and Subsidiaries

Year Ended December 31,		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Year
Allowance for doubtful accounts:
2016	$649	$—	$—	$(126)	$523
2015	784	—	—	(135)	649
2014	651	133	—	—	784
Deferred income tax valuation allowance:
2016	$14,548	$—	$3,374	$—	$17,922
2015	16,509	(1,142)	(819)	—	14,548
2014	14,738	—	1,771	—	16,509

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ALFRED P. WEST, JR., 74, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1968. Mr. West was President from June 1979 to August 1990.
KEVIN P. BARR, 51, has been an employee of the Company since May 2000. Mr. Barr has been an Executive Vice President since May 2008.
ROBERT F. CRUDUP, 69, has been an employee of the Company since 1987. Mr. Crudup has been an Executive Vice President since January 2001.
KATHY C. HEILIG, 58, has been an employee of the Company since November 1987. Ms. Heilig has been Chief Accounting Officer and Controller since May 1999. Ms. Heilig was Treasurer from May 1997 to May 2005.
N. JEFFREY KLAUDER, 64, has been Executive Vice President and General Counsel of the Company since August 2004. Prior to August 2004, Mr. Klauder was a partner of Morgan Lewis & Bockius, LLP, a law firm.
PAUL F. KLAUDER, 49, has been an employee of the Company since May 1993. Mr. Klauder has been an Executive Vice President since February 2016 and a Senior Vice President since May 2004.
DENNIS J. MCGONIGLE, 56, has been an employee of the Company since August 1985. Mr. McGonigle has been the Chief Financial Officer since December 2002 and an Executive Vice President since July 1996 and a Senior Vice President since May 1995.
STEPHEN G. MEYER, 52, has been an employee of the Company since November 1992. Mr. Meyer has been an Executive Vice President since December 2006 and a Senior Vice President since December 2005.
JOSEPH P. UJOBAI, 55, has been an employee of the Company since May 1998. Mr. Ujobai has been an Executive Vice President since May 2003 and a Senior Vice President since January 2001.
WAYNE M. WITHROW, 61, has been an employee of the Company since January 1990. Mr. Withrow has been an Executive Vice President since March 2000 and a Senior Vice President since January 1994. Mr. Withrow was Chief Information Officer from March 2000 to May 2002.
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
The following table provides information regarding the aggregate number of securities to be issued under all of our equity compensation plans upon exercise of outstanding options, warrants, and other rights and their weighted-average exercise price as of December 31, 2016. Material features of each of the plans reflected in the table are described below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	18,069,227	$31.57	25,155,647
Equity compensation plans not approved by security holders	—	—	—
Total	18,069,227	$31.57	25,155,647
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

As of December 31, 2016, options to acquire 17,999,227 shares were outstanding under the 2014 Plan, out of a total of 46,934,334 shares of common stock reserved for issuance under the 2014 Plan. The 2014 Plan authorizes the issuance of an additional 30,000,000 new shares of common stock. This is in addition to 16,235,712 shares of common stock which were subject to outstanding grants under the 2007 Plan as of the Effective Date and 698,622 shares of common stock which remained available for issuance or transfer under the 2007 Plan but not subject to previously exercised, vested or paid grants as of the Effective Date. A total of 25,155,647 shares of common stock remain available for issuance under the 2014 Plan for future grants.
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
As of December 31, 2016, options to acquire 70,000 shares were outstanding under the 1998 Plan, out of a total of 40,444,000 shares of common stock reserved for issuance under the 1998 Plan.
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

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2016 and 2015
Consolidated Statements of Operations — For the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Equity — For the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows — For the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts and Reserves — For the years ended December 31, 2016, 2015 and 2014
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

SEI INVESTMENTS COMPANY

Date:	February 22, 2017	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Date:	February 22, 2017	By:	/s/ Alfred P. West, Jr.
Alfred P. West, Jr.
Chairman of the Board, Chief Executive Officer, and
Director

Date:	February 22, 2017	By:	/s/ Carmen V. Romeo
Carmen V. Romeo
Director

Date:	February 22, 2017	By:	/s/ William M. Doran
William M. Doran
Director

Date:	February 22, 2017	By:	/s/ Kathryn M. McCarthy
Kathryn M. McCarthy
Director

Date:	February 22, 2017	By:	/s/ Sarah W. Blumenstein
Sarah W. Blumenstein
Director

Date:	February 22, 2017	By:	/s/ Carl A. Guarino
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

10.26
Credit Agreement, dated as of June 13, 2016 among SEI Investments Company, the Lenders, U.S. Bank National Association, as Syndication Agent, Citizens Bank of Pennsylvania and Manufacturers and Traders Trust Company, each as Documentation Agent, and Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to exhibit 10.26 to the Registrant’s Current Report on Form 8-K dated June 13, 2016.)

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

99.6
Financial Statements of LSV Asset Management dated December 31, 2015 and 2014. (Incorporated by reference to exhibit 99.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.)

99.7	*	Financial Statements of LSV Asset Management dated December 31, 2016 and 2015.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an exhibit to this Annual Report on Form 10-K.