Form 10-Q
period 2017-03-31
SEI INVESTMENTS CO
filed 2017-04-20
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 13, 2017 was 158,709,804.

1 of 36

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$661,372	$695,701
Restricted cash	3,500	3,500
Receivables from investment products	51,453	61,761
Receivables, net of allowance for doubtful accounts of $518 and $523	252,205	227,957
Securities owned	21,372	21,339
Other current assets	29,873	27,575
Total Current Assets	1,019,775	1,037,833
Property and Equipment, net of accumulated depreciation of $291,500 and $285,322	142,726	146,190
Capitalized Software, net of accumulated amortization of $315,512 and $303,540	300,756	295,867
Investments Available for Sale	89,262	84,033
Investments in Affiliated Funds, at fair value	5,156	4,858
Investment in Unconsolidated Affiliate	48,759	50,459
Deferred Income Taxes	1,878	2,127
Other Assets, net	16,240	15,456
Total Assets	$1,624,552	$1,636,823

Liabilities and Equity
Current Liabilities:
Accounts payable	$7,372	$5,966
Accrued liabilities	167,061	240,525
Deferred revenue	2,337	2,880
Total Current Liabilities	176,770	249,371
Deferred Income Taxes	69,379	69,693
Other Long-term Liabilities	15,610	14,645
Total Liabilities	261,759	333,709
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 158,687 and 159,031 shares issued and outstanding	1,587	1,590
Capital in excess of par value	976,007	955,461
Retained earnings	420,712	384,018
Accumulated other comprehensive loss, net	(35,513)	(37,955)
Total Shareholders' Equity	1,362,793	1,303,114
Total Liabilities and Shareholders' Equity	$1,624,552	$1,636,823
The accompanying notes are an integral part of these consolidated financial statements.

2 of 36

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Asset management, administration and distribution fees	$278,565	$251,437
Information processing and software servicing fees	74,763	73,399
Transaction-based and trade execution fees	6,656	9,427
Total revenues	359,984	334,263
Expenses:
Subadvisory, distribution and other asset management costs	42,502	39,195
Software royalties and other information processing costs	7,662	7,748
Brokerage commissions	4,959	7,108
Compensation, benefits and other personnel	108,943	101,931
Stock-based compensation	6,180	3,789
Consulting, outsourcing and professional fees	43,149	38,506
Data processing and computer related	16,772	15,718
Facilities, supplies and other costs	17,478	15,997
Amortization	12,022	11,012
Depreciation	6,800	6,447
Total expenses	266,467	247,451
Income from operations	93,517	86,812
Net gain (loss) from investments	347	(126)
Interest and dividend income	1,343	1,083
Interest expense	(112)	(114)
Equity in earnings of unconsolidated affiliate	33,565	29,192
Gain on sale of subsidiary	—	2,791
Income before income taxes	128,660	119,638
Income taxes	39,923	42,141
Net income	88,737	77,497
Basic earnings per common share	$0.56	$0.48
Shares used to compute basic earnings per share	159,091	163,013
Diluted earnings per common share	$0.55	$0.47
Shares used to compute diluted earnings per share	162,742	166,145
The accompanying notes are an integral part of these consolidated financial statements.

3 of 36

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2017		2016
Net income		$88,737		$77,497
Other comprehensive gain, net of tax:
Foreign currency translation adjustments		2,488		2,429
Unrealized (loss) gain on investments:
Unrealized (losses) gains during the period, net of income taxes of $19 and $(191)	(24)		330
Less: reclassification adjustment for (gains) losses realized in net income, net of income taxes of $10 and $(103)	(22)	(46)	187	517
Total other comprehensive gain, net of tax		2,442		2,946
Comprehensive income		$91,179		$80,443
The accompanying notes are an integral part of these consolidated financial statements.

4 of 36

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$88,737	$77,497
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	(15,725)	1,148
Net cash provided by operating activities	73,012	78,645
Cash flows from investing activities:
Additions to property and equipment	(3,205)	(4,609)
Additions to capitalized software	(16,861)	(9,477)
Purchases of marketable securities	(20,445)	(8,652)
Prepayments and maturities of marketable securities	15,166	12,090
Sales of marketable securities	—	185
Receipt of contingent payment from sale of SEI AK	—	2,791
Other investing activities	—	200
Net cash used in investing activities	(25,345)	(7,472)
Cash flows from financing activities:
Purchase and retirement of common stock	(56,553)	(78,372)
Proceeds from issuance of common stock	16,847	6,476
Payment of dividends	(44,597)	(42,677)
Net cash used in financing activities	(84,303)	(114,573)
Effect of exchange rate changes on cash and cash equivalents	2,307	1,992
Net decrease in cash and cash equivalents	(34,329)	(41,408)
Cash and cash equivalents, beginning of period	695,701	679,661
Cash and cash equivalents, end of period	$661,372	$638,253
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
There have been no significant changes in significant accounting policies during the three months ended March 31, 2017 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 with the exception of the adoption of Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are reflected in the accompanying Consolidated Statements of Operations as a component of the provision for income taxes on a prospective basis (See Note 11). Additionally, excess tax benefits or deficiencies recognized on stock-based compensation expense are classified as an operating activity in the accompanying Consolidated Statements of Cash Flows. The Company has applied this provision retrospectively for the periods prior to the date of adoption. As a result, for the three months ended March 31, 2016, net cash provided by operating activities increased by $624 with a corresponding offset to net cash used for financing activities.
ASU 2016-09 also allows for the option to account for forfeitures as they occur when determining the amount of compensation cost to be recognized, rather than estimating expected forfeitures over the course of a vesting period. The Company elected to account for forfeitures as they occur. In addition, ASU 2016-09 eliminates anticipated windfalls and shortfalls that were included in the calculation of assumed proceeds for computing the dilutive effect of share-based payment awards in the calculation of diluted earnings per share. No adjustments to the Company's prior period reported diluted earnings per share amounts were permitted by ASU 2016-09.
The net cumulative effect to the Company from the adoption of ASU 2016-09 was an increase to paid-in capital of $2,582, a reduction to retained earnings of $1,669 and an increase to deferred tax assets of $913 as of January 1, 2017.

6 of 36

Cash and Cash Equivalents
Cash and cash equivalents includes $313,762 and $374,760 at March 31, 2017 and December 31, 2016, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are Level 1 assets.
Restricted Cash
Restricted cash includes $3,000 at March 31, 2017 and December 31, 2016 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $500 at March 31, 2017 and December 31, 2016, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission for broker-dealers.
Capitalized Software
The Company capitalized $16,861 and $9,477 of software development costs during the three months ended March 31, 2017 and 2016, respectively. The Company's software development costs primarily relate to the continued development of the SEI Wealth PlatformSM (the Platform). The Company capitalized $15,178 and $7,645 of software development costs for significant enhancements to the Platform during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the net book value of the Platform was $283,565. The Platform has an estimated useful life of 15 years and a weighted average remaining life of 5.2 years. Amortization expense for the Platform was $11,972 and $10,955 during the three months ended March 31, 2017 and 2016, respectively.
The Company also capitalized $1,683 and $1,832 of software development costs during the three months ended March 31, 2017 and 2016, respectively, related to an application for the Investment Managers segment. Capitalized software development costs in-progress at March 31, 2017 associated with the application were $17,191. The application is not yet ready for use.
Earnings per Share
The calculations of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 are:

	Three Months Ended March 31,
	2017	2016
Net income	$88,737	$77,497
Shares used to compute basic earnings per common share	159,091,000	163,013,000
Dilutive effect of stock options	3,651,000	3,132,000
Shares used to compute diluted earnings per common share	162,742,000	166,145,000
Basic earnings per common share	$0.56	$0.48
Diluted earnings per common share	$0.55	$0.47
During the three months ended March 31, 2017 and 2016, employee stock options to purchase 11,279,000 and 10,506,000 shares of common stock with an average exercise price of $37.70 and $34.05, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
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
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the three months ended March 31:

	2017	2016
Net income	$88,737	$77,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,800	6,447
Amortization	12,022	11,012
Equity in earnings of unconsolidated affiliate	(33,565)	(29,192)
Distributions received from unconsolidated affiliate	35,265	34,525
Stock-based compensation	6,180	3,789
Provision for losses on receivables	(5)	51
Deferred income tax expense	877	(1,029)
Gain from sale of SEI AK	—	(2,791)
Net (gain) loss from investments	(347)	126
Tax benefit on stock options exercised (1)	—	624
Change in other long-term liabilities	965	279
Change in other assets	(849)	1,099
Other	56	676
Change in current asset and liabilities
Decrease (increase) in
Receivables from investment products	10,308	(3,535)
Receivables	(24,243)	(6,585)
Other current assets	(2,298)	(2,622)
Increase (decrease) in
Accounts payable	1,406	(157)
Accrued liabilities	(27,754)	(12,120)
Deferred revenue	(543)	551
Total adjustments	(15,725)	1,148
Net cash provided by operating activities	$73,012	$78,645
(1) The tax benefit on stock options exercised for the three months ended March 31, 2016 was reclassified to operating activities from financing activities upon the adoption of ASU 2016-09.
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
The Company continues to assess the impact ASU 2014-09 will have on its revenue arrangements with completion, including selecting a transition method, expected by the third quarter of 2017. The majority of the Company’s services are bundled together and provided and completed for the client on a monthly basis. The Company expects revenue for these services to continue to be recognized monthly because of the continuous transfer of control to the client. Therefore, the adoption of this ASU is not expected to have a material impact on the recognition of revenue for the majority of the fees recognized for the services provided. However, the Company believes the adoption of the new standard may affect the timing

8 of 36

of the recognition of implementation fees recognized in Information processing and software servicing fees as well as fund conversion fees and other ancillary fees recognized in Asset management, administration and distribution fees. Transaction-based and trade execution fees are based on current period activity and is not expected to be affected by the adoption of ASU 2014-09. Due to the complexity of some of our agreements, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and certain aspects may vary in some instances from recognition ratably over the contract term.
The new standard also modified some of the principal and agent considerations which may result in changes to gross or net treatment of revenue and expenses but would not affect final net income. The Company is also evaluating its sales commission programs affected by the standard. Previously, sales commission costs were expensed at inception of a sales agreement but under the new standard will generally need to be capitalized and amortized over the period of contract performance.
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

Note 2.	Investment in Unconsolidated Affiliate
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
At March 31, 2017, the Company’s total investment in LSV was $48,759. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $35,265 and $34,525 in the three months ended March 31, 2017 and 2016, respectively.
The Company’s proportionate share in the earnings of LSV was $33,565 and $29,192 during the three months ended March 31, 2017 and 2016, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended March 31,
	2017	2016
Revenues	$109,953	$92,653
Net income	86,215	74,457

9 of 36

Condensed Balance Sheets	March 31, 2017	December 31, 2016
Current assets	$121,189	$125,872
Non-current assets	1,782	1,927
Total assets	$122,971	$127,799

Current liabilities	$40,506	$39,303
Partners’ capital	82,465	88,496
Total liabilities and partners’ capital	$122,971	$127,799
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
In September 2014, LSV Employee Group III made the final principal payment related to the term loan guaranteed by LSV. As of April 13, 2017, the remaining unpaid principal balance of the term loan guaranteed by the Company was $1,065. LSV Employee Group III has met all financial obligations to date regarding the scheduled repayment of the term loans since origination. The Company, in its capacity as guarantor, currently has no obligation of payment relating to the term loan of LSV Employee Group III and, furthermore, fully expects that LSV Employee Group III will meet all of their future obligations regarding the term loan.

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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $7,072 and $12,477 in fees during the three months ended March 31, 2017 and 2016, respectively.

10 of 36

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2017	December 31, 2016
Trade receivables	$54,973	$48,683
Fees earned, not billed	186,894	168,971
Other receivables	10,856	10,826
	252,723	228,480
Less: Allowance for doubtful accounts	(518)	(523)
	$252,205	$227,957
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
Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	March 31, 2017	December 31, 2016
Buildings	$152,171	$152,171
Equipment	108,010	106,759
Land	10,030	10,030
Purchased software	128,377	128,008
Furniture and fixtures	17,407	17,292
Leasehold improvements	15,433	15,175
Construction in progress	2,798	2,077
	434,226	431,512
Less: Accumulated depreciation	(291,500)	(285,322)
Property and Equipment, net	$142,726	$146,190
The Company recognized $6,800 and $6,447 in depreciation expense related to property and equipment for the three months ended March 31, 2017 and 2016, respectively.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	March 31, 2017	December 31, 2016
Accrued employee compensation	$25,949	$79,735
Accrued consulting, outsourcing and professional fees	29,199	24,428
Accrued sub-advisory, distribution and other asset management fees	34,936	41,666
Accrued dividend payable	—	44,596
Accrued income taxes	36,524	3,721
Other accrued liabilities	40,453	46,379
Total accrued liabilities	$167,061	$240,525

11 of 36

Note 5.    Fair Value Measurements
The fair value of the Company’s financial assets and liabilities, except for the Company's investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the Company’s Level 1 financial assets consist mainly of investments in open-ended mutual funds that are quoted daily. Level 2 financial assets consist of Government National Mortgage Association (GNMA) mortgage-backed securities held by the Company's wholly-owned limited purpose federal thrift subsidiary, SEI Private Trust Company (SPTC), Federal Home Loan Bank (FHLB) and other U.S. government agency short-term notes held by SIDCO. The financial assets held by SIDCO were purchased as part of a cash management program requiring only short term, top-tier investment grade government and corporate securities. The financial assets held by SPTC are debt securities issued by GNMA and are backed by the full faith and credit of the U.S. government. These securities were purchased for the sole purpose of satisfying applicable regulatory requirements and have maturity dates which range from 2020 to 2041.
The fair value of the Company's investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The NAVs of the funds are calculated by the funds' independent custodian and are derived from the fair values of the underlying investments as of the reporting date. The funds allow for investor redemptions at the end of each calendar month. This investment has not been classified in the fair value hierarchy but is presented in the tables below to permit reconciliation to the amounts presented on the accompanying Consolidated Balance Sheets.
The valuation of the Company's Level 2 financial assets held by SIDCO and SPTC are based upon securities pricing policies and procedures utilized by third-party pricing vendors.
The pricing policies and procedures applied during the three months ended March 31, 2017 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2016. The Company had no Level 3 financial assets or liabilities at March 31, 2017 or December 31, 2016. There were no transfers of financial assets between levels within the fair value hierarchy during the three months ended March 31, 2017.
The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$9,900	$9,900	$—
Fixed-income available-for-sale securities	79,362	—	79,362
Fixed-income securities owned	21,372	—	21,372
Investment funds sponsored by LSV (1)	5,156
	$115,790	$9,900	$100,734

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$9,581	$9,581	$—
Fixed-income available-for-sale securities	74,452	—	74,452
Fixed-income securities owned	21,339	—	21,339
Investment funds sponsored by LSV (1)	4,858
	$110,230	$9,581	$95,791
(1) The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the accompanying Consolidated Balance Sheets (See Note 6).

12 of 36

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At March 31, 2017
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,325	$61	$(817)	$6,569
Equities and other mutual funds	3,224	107	—	3,331
Debt securities	79,923	—	(561)	79,362
	$90,472	$168	$(1,378)	$89,262

	At December 31, 2016
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,357	$24	$(996)	$6,385
Equities and other mutual funds	2,968	228	—	3,196
Debt securities	74,843	—	(391)	74,452
	$85,168	$252	$(1,387)	$84,033
Net unrealized losses at March 31, 2017 and December 31, 2016 were $882 (net of income tax benefit of $328) and $836 (net of income tax benefit of $299), respectively. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.
There were gross realized gains of $261 and gross realized losses of $229 from available-for-sale securities during the three months ended March 31, 2017. There were gross realized gains of $13 and gross realized losses of $303 from available-for-sale securities during the three months ended March 31, 2016. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income, are reflected in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain (loss) from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consists of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $5,156 and $4,858 at March 31, 2017 and December 31, 2016, respectively. The Company recognized gains of $298 and $144 during the three months ended March 31, 2017 and 2016, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,372 and $21,339 at March 31, 2017 and December 31, 2016, respectively. There were no material net gains or losses from the change in fair value of the securities during the three months ended March 31, 2017 and 2016.

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

13 of 36

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
The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings under the Credit Facility at March 31, 2017. The Company was in compliance with all covenants of the Credit Facility during the three months ended March 31, 2017.

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
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three months ended March 31, 2017 and 2016, respectively, as follows:

	Three Months Ended March 31,
	2017	2016
Stock-based compensation expense	$6,180	$3,789
Less: Deferred tax benefit	(2,153)	(1,299)
Stock-based compensation expense, net of tax	$4,027	$2,490
As of March 31, 2017, there was approximately $70,634 of unrecognized compensation cost remaining related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2017 was $21,407. The total options exercisable as of March 31, 2017 had an intrinsic value of $174,085. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of March 31, 2017 and the weighted average exercise price of the shares. The market value of the Company’s common stock as of March 31, 2017 was $50.44 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of March 31, 2017 was $21.22. Total options that were outstanding and exercisable as of March 31, 2017 were 17,237,000 and 5,958,000, respectively.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 1,099,000 shares at a total cost of $55,441 during the three months ended March 31, 2017, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of March 31, 2017, the Company had approximately $163,311 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the

14 of 36

Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.

Note 9.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2017	$(37,119)	$(836)	$(37,955)

Other comprehensive gain before reclassifications	2,488	(24)	2,464
Amounts reclassified from accumulated other comprehensive loss	—	(22)	(22)
Net current-period other comprehensive gain	2,488	(46)	2,442

Balance, March 31, 2017	$(34,631)	$(882)	$(35,513)

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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three months ended March 31, 2017 and 2016. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The following tables highlight certain financial information about each of the Company’s business segments for the three months ended March 31, 2017 and 2016.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2017
Revenues	$112,634	$88,238	$77,004	$80,487	$1,621	$359,984
Expenses	108,550	47,539	38,828	52,065	4,880	251,862
Operating profit (loss)	$4,084	$40,699	$38,176	$28,422	$(3,259)	$108,122

15 of 36

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended March 31, 2016
Revenues	$113,361	$76,679	$72,897	$69,918	$1,408	$334,263
Expenses	103,741	44,774	35,382	45,275	5,232	234,404
Operating profit (loss)	$9,620	$31,905	$37,515	$24,643	$(3,824)	$99,859
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Segment profit (loss)	$12,411	$31,905	$37,515	$24,643	$(3,824)	$102,650
A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 is as follows:

	2017	2016
Total operating profit from segments	$108,122	$99,859
Corporate overhead expenses	(14,605)	(13,047)
Income from operations	$93,517	$86,812

The following tables provide additional information for the three months ended March 31, 2017 and 2016 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2017	2016	2017	2016
Private Banks	$12,850	$8,712	$4,410	$3,181
Investment Advisors	4,532	2,852	733	976
Institutional Investors	811	796	227	334
Investment Managers	1,615	1,322	916	1,190
Investments in New Businesses	106	94	368	548
Total from business segments	$19,914	$13,776	$6,654	$6,229
Corporate overhead	152	310	146	218
	$20,066	$14,086	$6,800	$6,447
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2017	2016
Private Banks	$8,464	$7,711
Investment Advisors	2,850	2,553
Institutional Investors	323	399
Investment Managers	216	266
Investments in New Businesses	119	26
Total from business segments	$11,972	$10,955
Corporate overhead	50	57
	$12,022	$11,012

16 of 36

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at March 31, 2017 and December 31, 2016 was $18,077 and $17,287, respectively, exclusive of interest and penalties, of which $15,633 and $14,868 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of March 31, 2017 and December 31, 2016, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,382 and $1,224, respectively.

	March 31, 2017	December 31, 2016
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$18,077	$17,287
Interest and penalties on unrecognized benefits	1,382	1,224
Total gross uncertain tax positions	$19,459	$18,511
Amount included in Current liabilities	$3,849	$3,866
Amount included in Other long-term liabilities	15,610	14,645
	$19,459	$18,511
The Company's effective income tax rate for the three months ended March 31, 2017 and 2016 differs from the federal income tax statutory rate due to the following:

	2017	2016
Statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	1.5	1.4
Foreign tax expense and tax rate differential	(0.8)	(0.7)
Tax benefit from stock option exercises	(4.2)	—
Other, net	(0.5)	(0.5)
	31.0%	35.2%
The decrease in the tax rate for the three months ended March 31, 2017 was primarily due to the adoption of ASU 2016-09. Under this standard, the tax effects of stock option exercises are treated as discrete items in the reporting period in which they occur. Therefore, the tax effect of stock option exercises is not spread over the entire year through the use of the annual effective tax rate, but instead is recorded entirely in the period in which the tax deduction arose. Accordingly, the Company recorded the income tax benefit as a discrete item in income for the three months ended March 31, 2017. The Company's effective tax rate could fluctuate significantly on a quarterly basis due to the tax effects of stock-based compensation.
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
The Company estimates it will recognize $3,849 of gross unrecognized tax benefits which is expected to be paid within one year due to the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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

17 of 36

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
On December 1, 2016, a group of plaintiffs who opted out of the Lillie class filed a complaint against SEI and SPTC in the United States District Court in the Middle District of Louisiana, alleging claims essentially the same as those in Lillie. In January 2017, the Judicial Panel on Multidistrict Litigation transferred the proceeding to the Northern District of Texas and the Stanford MDL. During February 2017, SEI filed its response to the Complaint and in March 2017 the District Court for the Northern District of Texas approved the stipulated dismissal of all claims in this complaint predicated on Section 712(D) or Section 714(A) of the Louisiana Securities Law.
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

18 of 36

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
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Barings. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014, and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. The Company recognized a pre-tax gain of $2,791, or $0.01 diluted earnings per share, during the three months ended March 31, 2016 representing the final annual payment under the terms of the agreement. The Company's gain from the sale of SEI AK are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.

19 of 36

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except asset balances and per share data)
This discussion reviews and analyzes the consolidated financial condition, the consolidated results of operations and other key factors that may affect future performance. This discussion should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the Annual Report on Form 10-K for the year ended December 31, 2016.

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management, administration or advised assets. As of March 31, 2017, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $778.6 billion in hedge, private equity, mutual fund and pooled or separately managed assets, including $297.1 billion in assets under management and $478.1 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $90.6 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 were:

	Three Months Ended March 31,		Percent Change*
	2017	2016
Revenues	$359,984	$334,263	8%
Expenses	266,467	247,451	8%
Income from operations	93,517	86,812	8%
Net gain (loss) from investments	347	(126)	NM
Interest income, net of interest expense	1,231	969	27%
Equity in earnings from unconsolidated affiliate	33,565	29,192	15%
Gain on sale of subsidiary	—	2,791	NM
Income before income taxes	128,660	119,638	8%
Income taxes	39,923	42,141	(5)%
Net income	88,737	77,497	15%
Diluted earnings per common share	$0.55	$0.47	17%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three months ended March 31, 2017 and 2016:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from improved cash flows from new and existing clients and market appreciation. Our average assets under management, excluding LSV, increased $20.7 billion, or 11 percent, to $201.4 billion in the first three months of 2017 as compared to $180.7 billion during the first three months of 2016. Our average assets under administration increased $69.3 billion, or 17 percent, to $474.0 billion in the first three months of 2017 as compared to $404.7 billion during the first three months of 2016.

•
Our proportionate share in the earnings of LSV increased to $33.6 million in the first three months of 2017 as compared to $29.2 million in the first three months of 2016 primarily due to increased assets under management from LSV's existing clients due to market appreciation; however, our earnings were negatively impacted by increased personnel expenses of LSV.

•
We capitalized $15.2 million in the first three months of 2017 for the SEI Wealth Platform as compared to $7.6 million in the first three months of 2016. Amortization expense related to the Platform increased to $12.0 million during the first three months of 2017 as compared to $11.0 million during the first three months of 2016 due to continued enhancements to the Platform.

•
As we continue the development of new elements of the Platform, our expenses related to maintenance, enhancements and support have increased. These costs are primarily recognized in personnel and consulting costs and are not eligible

20 of 36

for capitalization. These increased costs primarily impacted the Private Banks and Investment Advisors business segments.

•
We also capitalized $1.7 million in the first three months of 2017 as compared to $1.8 million in the first three months of 2016 for an application being developed for the Investment Managers segment. This new offering includes components that leverage upon the current infrastructure and add significant enhancements designed to aggregate, transact and process data. The application has not yet been placed into service.

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

•
Stock-based compensation increased to $6.2 million in the first three months of 2017 as compared to $3.8 million in the first three months 2016. The increase was primarily due to stock option awards granted in late 2016.

•
Our effective tax rate was 31.0 percent during the first three months of 2017 as compared to 35.2 percent during the first three months of 2016. The decline in our effective tax rate was primarily due to the adoption of a new accounting standard which requires all excess tax benefits or deficiencies to be recorded as an income tax benefit or expense in the income statement. Our quarterly effective tax rate could fluctuate significantly due to the tax effects of stock-based compensation (See Note 11 to the Consolidated Financial Statements for more information).

•
We recorded our final pre-tax gain of $2.8 million, or $.01 diluted earnings per share, from the sale of SEI Asset Korea (SEI AK) in the first three months of 2016. The gain from the sale is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).

•	We continued our stock repurchase program during 2017 and purchased 1.1 million shares for $55.4 million in the three month period.

21 of 36

Ending Asset Balances
(In millions)

	As of March 31,		Percent Change
	2017	2016
Private Banks:
Equity and fixed-income programs	$19,034	$18,370	4%
Collective trust fund programs	5	4	25%
Liquidity funds	3,903	5,521	(29)%
Total assets under management	$22,942	$23,895	(4)%
Client assets under administration	20,760	18,324	13%
Total assets	$43,702	$42,219	4%
Investment Advisors:
Equity and fixed-income programs	55,311	47,357	17%
Collective trust fund programs	5	7	(29)%
Liquidity funds	2,645	5,051	(48)%
Total assets under management	$57,961	$52,415	11%
Institutional Investors:
Equity and fixed-income programs	80,136	73,468	9%
Collective trust fund programs	89	97	(8)%
Liquidity funds	2,759	2,390	15%
Total assets under management	$82,984	$75,955	9%
Advised assets	3,228	—	NM
Total assets	86,212	75,955	14%
Investment Managers:
Equity and fixed-income programs	84	72	17%
Collective trust fund programs	40,646	32,385	26%
Liquidity funds	911	733	24%
Total assets under management	$41,641	$33,190	25%
Client assets under administration (A)	457,356	400,579	14%
Total assets	$498,997	$433,769	15%
Investments in New Businesses:
Equity and fixed-income programs	931	803	16%
Liquidity funds	79	41	93%
Total assets under management	$1,010	$844	20%
Advised assets	85	—	NM
Total assets	1,095	844	30%
LSV:
Equity and fixed-income programs	$90,611	$78,390	16%
Total:
Equity and fixed-income programs (B)	246,107	218,460	13%
Collective trust fund programs	40,745	32,493	25%
Liquidity funds	10,297	13,736	(25)%
Total assets under management	$297,149	$264,689	12%
Advised assets (C)	3,313	—	NM
Client assets under administration (D)	478,116	418,903	14%
Total assets under management, advisement and administration	$778,578	$683,592	14%

22 of 36

(A)
Client assets under administration in the Investment Managers segment include $47.4 billion of assets that require limited services and therefore are at fee levels below our normal full service assets (as of March 31, 2017).

(B)	Equity and fixed-income programs include $5.0 billion of assets invested in asset allocation funds at March 31, 2017.

(C)	Assets for which SEI acts as an advisor to the accounts. These assets were excluded in previous periods.

(D)	In addition to the numbers presented, SEI also administers an additional $10.1 billion in Funds of Funds assets (as of
March 31, 2017) on which SEI does not earn an administration fee.

23 of 36

Average Asset Balances
(In millions)

	Three Months Ended March 31,		Percent Change
	2017	2016
Private Banks:
Equity and fixed-income programs	$18,498	$17,644	5%
Collective trust fund programs	4	3	33%
Liquidity funds	4,051	5,661	(28)%
Total assets under management	$22,553	$23,308	(3)%
Client assets under administration	20,223	17,248	17%
Total assets	$42,776	$40,556	5%
Investment Advisors:
Equity and fixed-income programs	54,446	45,175	21%
Collective trust fund programs	5	7	(29)%
Liquidity funds	2,559	5,009	(49)%
Total assets under management	$57,010	$50,191	14%
Institutional Investors:
Equity and fixed-income programs	77,852	71,779	8%
Collective trust fund programs	90	98	(8)%
Liquidity funds	2,891	2,834	2%
Total assets under management	$80,833	$74,711	8%
Advised assets	3,125	—	NM
Total assets	83,958	74,711	12%
Investment Managers:
Equity and fixed-income programs	75	66	NM
Collective trust fund programs	39,081	30,784	27%
Liquidity funds	860	832	3%
Total assets under management	$40,016	$31,682	26%
Client assets under administration	453,766	387,421	17%
Total assets	$493,782	$419,103	18%
Investments in New Businesses:
Equity and fixed-income programs	909	757	20%
Liquidity funds	63	48	31%
Total assets under management	$972	$805	21%
Advised assets	82	—	NM
Total assets	1,054	805	31%
LSV:
Equity and fixed-income programs	$90,274	$74,699	21%
Total:
Equity and fixed-income programs	242,054	210,120	15%
Collective trust fund programs	39,180	30,892	27%
Liquidity funds	10,424	14,384	(28)%
Total assets under management	$291,658	$255,396	14%
Advised assets	3,207	—	NM
Client assets under administration	473,989	404,669	17%
Total assets under management, advisement and administration	$768,854	$660,065	16%

24 of 36

In the preceding tables, assets under management are total assets of our clients or their customers invested in our equity and fixed-income investment programs, collective trust fund programs, and liquidity funds for which we provide asset management services through our subsidiaries and partnerships in which we have a significant interest. Advised assets include assets for which we provide advisory services through a subsidiary to the accounts but do not manage the underlying assets. Assets under administration include total assets of our clients or their customers for which we provide administrative services, including client fund balances for which we provide administration and/or distribution services through our subsidiaries and partnerships in which we have a significant interest. The assets presented in the preceding tables do not include assets processed on the SEI Wealth Platform and are not included in the accompanying Consolidated Balance Sheets because we do not own them.

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 were as follows:

	Three Months Ended March 31,		Percent Change
	2017	2016
Private Banks:
Revenues	$112,634	$113,361	(1)%
Expenses	108,550	103,741	5%
Operating Profit	$4,084	$9,620	(58)%
Gain on sale of subsidiary	—	2,791	NM
Segment Profit	$4,084	$12,411	(67)%
Operating Margin (A)	4%	8%
Investment Advisors:
Revenues	$88,238	$76,679	15%
Expenses	47,539	44,774	6%
Operating Profit	$40,699	$31,905	28%
Operating Margin	46%	42%
Institutional Investors:
Revenues	$77,004	$72,897	6%
Expenses	38,828	35,382	10%
Operating Profit	$38,176	$37,515	2%
Operating Margin	50%	51%
Investment Managers:
Revenues	$80,487	$69,918	15%
Expenses	52,065	45,275	15%
Operating Profit	$28,422	$24,643	15%
Operating Margin	35%	35%
Investments in New Businesses:
Revenues	$1,621	$1,408	15%
Expenses	4,880	5,232	(7)%
Operating Loss	$(3,259)	$(3,824)	NM
(A) Percentages determined exclusive of gain from sale of subsidiary.
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

25 of 36

Private Banks

	Three Months Ended March 31,		Percent Change
	2017	2016
Revenues:
Information processing and software servicing fees	$74,272	$72,923	2%
Asset management, administration & distribution fees	32,590	32,202	1%
Transaction-based and trade execution fees	5,772	8,236	(30)%
Total revenues	$112,634	$113,361	(1)%
Revenues decreased slightly in the three month period ended March 31, 2017 and were primarily affected by:

•	Decreased trade execution fees due to lower trading volumes; and

•	The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound; partially offset by

•	Increased recurring investment processing fees from the growth in new and existing client assets processed on the SEI Wealth Platform.
Operating margins decreased to four percent compared to eight percent in the three month periods. Operating income decreased by $5.5 million, or 58 percent, in the three month period and was primarily affected by:

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance and enhancements to the SEI Wealth Platform;

•	Increased amortization expense related to the SEI Wealth Platform;

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations; and

•	Increased incentive compensation and stock-based compensation costs; partially offset by

•	Decreased sales compensation expense; and

•	Decreased direct expenses associated with the decreased trade execution fees.

Investment Advisors

	Three Months Ended March 31,		Percent Change
	2017	2016
Revenues:
Investment management fees-SEI fund programs	$66,000	$58,744	12%
Separately managed account fees	18,258	14,446	26%
Other fees	3,980	3,489	14%
Total revenues (a)	$88,238	$76,679	15%
(a) All amounts are reflected in Asset management, administration and distribution fees except for $164 and $354 in the three months ended March 31, 2017 and 2016, respectively, which are reflected in Transaction-based and trade execution fees.
Revenues increased $11.6 million, or 15 percent, in the three month period ended March 31, 2017 and were primarily affected by:

•
Increased investment management fees and separately managed account program fees due to higher assets under management caused by market appreciation and an increase in net cash flows from new and existing advisors; and

•	Changes in the product mix of our SEI fund and separately managed account programs.

26 of 36

Operating margin increased to 46 percent compared to 42 percent in the three month period. Operating income increased $8.8 million, or 28 percent, in the three month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with increased assets in our investment management programs;

•	Increased personnel costs for marketing to and servicing new advisors;

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, enhancements and client migrations to the SEI Wealth Platform;

•	Increased incentive compensation and stock-based compensation costs; and

•	Increased amortization expense related to the SEI Wealth Platform.

Institutional Investors
Revenues increased $4.1 million, or six percent, in the three month period ended March 31, 2017 and were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by market appreciation; and

•	Asset funding from new sales of our retirement and not-for-profit solutions; partially offset by

•	Client losses;

•	The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound; and

•	A decrease in the average basis points earned on client assets.
Operating margins decreased to 50 percent compared to 51 percent in the three month period. Operating income increased slightly in the three month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with investment management fees;

•	Increased incentive compensation and stock-based compensation costs; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations.

Investment Managers
Revenues increased $10.6 million, or 15 percent, in the three month period ended March 31, 2017 and were primarily affected by:

•	Positive cash flows from new and existing clients as well as higher valuations from improved capital markets; partially offset by

•	Client losses and fund closures.
Operating margin remained at 35 percent in the three month period. Operating income increased $3.8 million, or 15 percent, in the three month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients;

•	Increased incentive compensation and stock-based compensation costs; and

•	Increased non-capitalized investment spending, mainly consulting costs.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $14.6 million and $13.0 million in the three months ended March 31, 2017 and 2016, respectively. The increase in corporate overhead expenses is primarily due to increased personnel compensation expense, mainly incentive compensation and stock-based compensation costs.

27 of 36

Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended March 31,
	2017	2016
Net gain (loss) from investments	$347	$(126)
Interest and dividend income	1,343	1,083
Interest expense	(112)	(114)
Equity in earnings of unconsolidated affiliate	33,565	29,192
Gain on sale of subsidiary	—	2,791
Total other income and expense items, net	$35,143	$32,826
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our less than 50 percent ownership in LSV. Our proportionate share in the earnings of LSV was $33.6 million in first quarter 2017 as compared to $29.2 million in first quarter 2016, an increase of 15 percent. The increase in earnings was primarily due to increased assets under management from LSV's existing clients due to market appreciation; however, our earnings were negatively impacted by increased personnel expenses of LSV. LSV's average assets under management increased $15.6 billion to $90.3 billion during the three months ended March 31, 2017 as compared to $74.7 billion during the three months ended March 31, 2016, an increase of 21 percent.
In April 2016, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, our total partnership interest in LSV was reduced from approximately 39.2 percent to approximately 38.9 percent.
Gain on sale of subsidiary
We recorded a gain of $2.8 million during the three months ended March 31, 2016 from the sale of our ownership interests in SEI AK. This gain is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).
Income Taxes
Our effective income tax rate for the three months ended March 31, 2017 and 2016 differs from the federal income tax statutory rate due to the following:

	2017	2016
Statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	1.5	1.4
Foreign tax expense and tax rate differential	(0.8)	(0.7)
Tax benefit from stock option exercises	(4.2)	—
Other, net	(0.5)	(0.5)
	31.0%	35.2%
The decrease in our tax rate for the three months ended March 31, 2017 was primarily due to the adoption of ASU 2016-09. Under this standard, we no longer record excess tax benefits from stock option exercises as an increase to additional paid in capital, but record such excess tax benefits as a reduction of income tax expense in the reporting period in which the exercises occur. At each interim reporting period, the cumulative stock option exercise activity is remeasured against year to date net income, resulting in an adjustment to the effect from excess tax benefits on our quarterly tax rate. Consequently, our effective tax rate could fluctuate significantly on a quarterly basis due to the tax effects of stock-based compensation.
Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. We did not have any financial liabilities at March 31, 2017 or December 31, 2016 (See Note 5 to the Notes to Consolidated Financial Statements).

28 of 36

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
Foreign Currency Exchange Rates
We transact business in the local currencies of various foreign countries, principally the United Kingdom, Canada and Ireland. The total of all of our foreign operations in these countries accounted for approximately nine percent of our total consolidated revenues for the three months ended March 31, 2017. Also, most of our foreign operations match local currency revenues with local currency costs. We translate sales and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. A fluctuation of currency exchange rates may expose us to gains and losses on non-U.S. currency transactions and a potential devaluation of the local currencies relative to the U.S. dollar which may impair our revenue growth and operating profits and also prolong sales cycles with potential customers. We currently do not engage in any foreign currency hedging strategies. The percentages of our total consolidated revenues and expenses during the three months ended March 31, 2017 transacted in British pound, Canadian dollar and Euro currencies were as follows:

Three Months Ended
March 31, 2017
British pound
Total revenues	5%
Total expenses	5%

Canadian dollar
Total revenues	3%
Total expenses	5%

Euro
Total revenues	1%
Total expenses	2%

29 of 36

Liquidity and Capital Resources

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$73,012	$78,645
Net cash used in investing activities	(25,345)	(7,472)
Net cash used in financing activities	(84,303)	(114,573)
Effect of exchange rate changes on cash and cash equivalents	2,307	1,992
Net decrease in cash and cash equivalents	(34,329)	(41,408)
Cash and cash equivalents, beginning of period	695,701	679,661
Cash and cash equivalents, end of period	$661,372	$638,253
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At March 31, 2017, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
Our credit facility provides for borrowings of up to $300 million and is scheduled to expire in June 2021 (See Note 7 to the Consolidated Financial Statements). The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. We currently have no borrowings under our credit facility.
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of April 13, 2017, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $287.8 million.
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
Cash flows from operations decreased $5.6 million in the first three months of 2017 compared to the first three months of 2016 primarily from the negative impact from the net change in our working capital accounts. The decrease was partially offset by the increase in our net income.

30 of 36

Cash flows used in investing activities increased $17.9 million in the first three months of 2017 compared to the first three months of 2016. Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first three months of 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Purchases	$(20,445)	$(8,652)
Sales and maturities	15,166	12,275
Net investing activities from marketable securities	$(5,279)	$3,623

•
The capitalization of costs incurred in developing computer software. We capitalized $15.2 million of software development costs in the first three months of 2017 as compared to $7.6 million in the first three months of 2016 for significant enhancements for the expanded functionality of the SEI Wealth Platform. Additionally, we also capitalized $1.7 million and $1.8 million of software development costs in the first three months of 2017 and 2016, respectively, for a new application for the Investment Managers segment.

•
Capital expenditures. Our capital expenditures in the first three months of 2017 were $3.2 million as compared to $4.6 million in the first three months of 2016. Our expenditures in 2017 and 2016 primarily include purchased software and equipment for our data center operations.

Cash flows used in financing activities decreased $30.3 million in the first three months of 2017 compared to the first three months of 2016. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We had total capital outlays of $56.6 million during the first three months of 2017 and $78.4 million during the first three months of 2016 for the repurchase of our common stock.

•
Proceeds from the issuance of our common stock. We received $16.8 million in proceeds from the issuance of our common stock during the first three months of 2017 as compared to $6.5 million during the first three months of 2016. The increase in proceeds is primarily attributable to a higher level of stock option exercise activity.

•	Dividend payments. Cash dividends paid were $44.6 million in the first three months of 2017 as compared to $42.7 million in the first three months of 2016.
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
Among the risks and uncertainties which may affect our future operations, strategies, financial results or other developments are those risks described in our latest Annual Report on Form 10-K in Part I, Item 1A. These risks include the following:

•	changes in capital markets that may affect our revenues and earnings;

•	product development risk;

•	risk of failure by a third-party service provider;

•	data and cyber security risks;

31 of 36

•	operational risks associated with the processing of investment transactions;

•	systems and technology risks;

•	pricing pressure from increased competition and poor investment performance;

•	the affect on our earnings and cashflows from the performance of LSV Asset Management;

•	third party pricing services for the valuation of securities invested in our investment products;

•	the affect of extensive governmental regulation;

•	litigation and regulatory examinations and investigations;

•	consolidation within our target markets, including consolidations between banks and other financial institutions;

•	the exit by the United Kingdom from the European Union;

•	third party approval of our investment products with advisors affiliated with independent broker-dealers or other networks;

•	financial and non-financial covenants which may restrict our ability to manage liquidity needs;

•	changes in, or interpretation of, accounting principles or tax rules and regulations;

•	fluctuations in foreign currency exchange rates;

•	fluctuations in interest rates affecting the value of our fixed-income investment securities; and

•	retention of executive officers and senior management personnel.
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

32 of 36

regulation by the federal and state securities and banking authorities, as well as foreign regulatory authorities, where applicable. Existing or future regulations that affect these solutions could lead to a reduction in sales of these solutions or require modifications of these solutions.
Compliance with existing and future regulations and responding to and complying with recent increased regulatory activity affecting broker-dealers, investment advisors, investment companies, financial institutions and their service providers could have a significant impact on us. We periodically undergo regulatory examinations and respond to regulatory inquiries, challenges, and document requests. In addition, recent legislative activity in the United States (including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and attendant rule making activities) and in other jurisdictions (including the European Union, the United Kingdom and the Republic of Ireland) have made and continue to make, extensive changes to the laws regulating financial services firms. As a result of these examinations, inquiries and requests, as a result of increased civil litigation activity, and as a result of these new laws and regulations, we engage legal counsel, review our compliance procedures, solution and service offerings, and business operations, and make changes as we deem necessary. These additional activities and required changes may result in increased expense or may reduce revenues.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is set forth under the captions "Our revenues and earnings are affected by changes in capital markets" and "Changes in interest rates may affect the value of our fixed-income investment securities" in Item 1A "Risk Factors" and under the caption "Sensitivity of our revenues and earnings to capital market fluctuations" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to this information as it is disclosed in our Annual Report on Form 10-K for 2016.

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

33 of 36

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
On December 1, 2016, a group of plaintiffs who opted out of the Lillie class filed a complaint against SEI and SPTC in the United States District Court in the Middle District of Louisiana, alleging claims essentially the same as those in Lillie. In January 2017, the Judicial Panel on Multidistrict Litigation transferred the proceeding to the Northern District of Texas and the Stanford MDL. During February 2017, SEI filed its response to the Complaint and in March 2017 the District Court for the Northern District of Texas approved the stipulated dismissal of all claims in this complaint predicated on Section 712(D) or Section 714(A) of the Louisiana Securities Law.
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

34 of 36

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

Item 1A.     Risk Factors.
Information regarding risk factors appears in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Our Board of Directors has authorized the repurchase of up to $3.278 billion worth of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program.

Information regarding the repurchase of common stock during the three months ended March 31, 2017 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2017	175,000	$48.89	175,000	$210,196,000
February 2017	254,000	49.82	254,000	197,526,000
March 2017	670,000	51.05	670,000	163,311,000
Total	1,099,000	50.42	1,099,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated April 19, 2017 of SEI Investments Company related to the Company's financial and operating results for the first quarter ended March 31, 2017.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

35 of 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	April 20, 2017	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

36 of 36