Form 10-Q
period 2017-06-30
SEI INVESTMENTS CO
filed 2017-07-27
CIK 350894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________
FORM 10-Q
________________________________________

(Mark One)*

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 20, 2017 was 158,107,559.

1 of 39

PART I.        FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SEI Investments Company
Consolidated Balance Sheets
(unaudited)
(In thousands, except par value)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$660,362	$695,701
Restricted cash	3,502	3,500
Receivables from investment products	49,048	61,761
Receivables, net of allowance for doubtful accounts of $680 and $523	262,544	227,957
Securities owned	21,412	21,339
Other current assets	31,953	27,575
Total Current Assets	1,028,821	1,037,833
Property and Equipment, net of accumulated depreciation of $298,294 and $285,322	145,537	146,190
Capitalized Software, net of accumulated amortization of $328,026 and $303,540	304,673	295,867
Investments Available for Sale	86,085	84,033
Investments in Affiliated Funds, at fair value	5,350	4,858
Investment in Unconsolidated Affiliate	45,197	50,459
Deferred Income Taxes	1,773	2,127
Other Assets, net	16,653	15,456
Total Assets	$1,634,089	$1,636,823

Liabilities and Equity
Current Liabilities:
Accounts payable	$5,407	$5,966
Accrued liabilities	170,577	240,525
Deferred revenue	2,809	2,880
Total Current Liabilities	178,793	249,371
Deferred Income Taxes	69,419	69,693
Other Long-term Liabilities	14,142	14,645
Total Liabilities	262,354	333,709
Commitments and Contingencies
Shareholders' Equity:
Common stock, $.01 par value, 750,000 shares authorized; 157,986 and 159,031 shares issued and outstanding	1,580	1,590
Capital in excess of par value	988,761	955,461
Retained earnings	409,409	384,018
Accumulated other comprehensive loss, net	(28,015)	(37,955)
Total Shareholders' Equity	1,371,735	1,303,114
Total Liabilities and Shareholders' Equity	$1,634,089	$1,636,823
The accompanying notes are an integral part of these consolidated financial statements.

2 of 39

SEI Investments Company
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Asset management, administration and distribution fees	$288,490	$262,275	$567,055	$513,712
Information processing and software servicing fees	77,816	74,992	152,579	148,391
Transaction-based and trade execution fees	6,025	6,564	12,681	15,991
Total revenues	372,331	343,831	732,315	678,094
Expenses:
Subadvisory, distribution and other asset management costs	43,288	40,870	85,790	80,065
Software royalties and other information processing costs	7,712	7,677	15,374	15,425
Brokerage commissions	4,226	5,093	9,185	12,201
Compensation, benefits and other personnel	109,555	102,282	218,498	204,213
Stock-based compensation	6,259	4,189	12,439	7,978
Consulting, outsourcing and professional fees	48,335	39,575	91,484	78,081
Data processing and computer related	17,883	15,782	34,655	31,500
Facilities, supplies and other costs	18,682	17,122	36,160	33,119
Amortization	12,565	11,284	24,587	22,296
Depreciation	6,599	6,434	13,399	12,881
Total expenses	275,104	250,308	541,571	497,759
Income from operations	97,227	93,523	190,744	180,335
Net gain from investments	44	250	391	124
Interest and dividend income	1,686	1,033	3,029	2,116
Interest expense	(114)	(187)	(226)	(301)
Equity in earnings of unconsolidated affiliate	36,315	30,285	69,880	59,477
Gain on sale of subsidiary	—	—	—	2,791
Income before income taxes	135,158	124,904	263,818	244,542
Income taxes	43,389	43,899	83,312	86,040
Net income	$91,769	$81,005	$180,506	$158,502
Basic earnings per common share	$0.58	$0.50	$1.14	$0.98
Shares used to compute basic earnings per share	158,325	161,795	158,708	162,404
Diluted earnings per common share	$0.57	$0.49	$1.11	$0.96
Shares used to compute diluted earnings per share	161,709	165,088	162,226	165,616
Dividends declared per common share	$0.28	$0.26	$0.28	$0.26
The accompanying notes are an integral part of these consolidated financial statements.

3 of 39

SEI Investments Company
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Net income		$91,769		$81,005		$180,506		$158,502
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments		7,222		(5,080)		9,710		(2,651)
Unrealized gain (loss) on investments:
Unrealized gains during the period, net of income taxes of $(51), $(49), $(32) and $(240)	165		20		141		350
Less: reclassification adjustment for losses (gains) realized in net income, net of income taxes of $(53), $12, $(43) and $(91)	111	276	(23)	(3)	89	230	164	514
Total other comprehensive gain (loss), net of tax		7,498		(5,083)		9,940		(2,137)
Comprehensive income		$99,267		$75,922		$190,446		$156,365
The accompanying notes are an integral part of these consolidated financial statements.

4 of 39

SEI Investments Company
Consolidated Condensed Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$180,506	$158,502
Adjustments to reconcile net income to net cash provided by operating activities (See Note 1)	4,349	4,952
Net cash provided by operating activities	184,855	163,454
Cash flows from investing activities:
Additions to property and equipment	(10,247)	(9,049)
Additions to capitalized software	(33,292)	(19,597)
Purchases of marketable securities	(28,703)	(32,648)
Prepayments and maturities of marketable securities	26,811	26,148
Sales of marketable securities	—	185
Receipt of contingent payment from sale of SEI AK	—	2,791
Other investing activities	(1,450)	200
Net cash used in investing activities	(46,881)	(31,970)
Cash flows from financing activities:
Purchase and retirement of common stock	(122,066)	(155,730)
Proceeds from issuance of common stock	29,127	26,336
Payment of dividends	(88,862)	(84,626)
Net cash used in financing activities	(181,801)	(214,020)
Effect of exchange rate changes on cash and cash equivalents	8,488	(2,358)
Net decrease in cash and cash equivalents	(35,339)	(84,894)
Cash and cash equivalents, beginning of period	695,701	679,661
Cash and cash equivalents, end of period	$660,362	$594,767
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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain financial information and accompanying note disclosure normally included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The interim financial information is unaudited but reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position of the Company as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six-month periods ended June 30, 2017 and 2016. These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
There have been no significant changes in significant accounting policies during the six months ended June 30, 2017 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 with the exception of the adoption of Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are reflected in the accompanying Consolidated Statements of Operations as a component of the provision for income taxes on a prospective basis (See Note 11). Additionally, excess tax benefits or deficiencies recognized on stock-based compensation expense are classified as an operating activity in the accompanying Consolidated Statements of Cash Flows. The Company has applied this provision retrospectively for the periods prior to the date of adoption. As a result, for the six months ended June 30, 2016, net cash provided by operating activities increased by $4,004 with a corresponding offset to net cash used for financing activities.
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

6 of 39

Cash and Cash Equivalents
Cash and cash equivalents includes $230,721 and $374,760 at June 30, 2017 and December 31, 2016, respectively, primarily invested in SEI-sponsored open-ended money market mutual funds. The SEI-sponsored mutual funds are Level 1 assets.
Restricted Cash
Restricted cash includes $3,000 at June 30, 2017 and December 31, 2016 segregated for regulatory purposes related to trade-execution services conducted by SEI Investments (Europe) Limited. Restricted cash also includes $502 and $500 at June 30, 2017 and December 31, 2016, respectively, segregated in special reserve accounts for the benefit of customers of the Company’s broker-dealer subsidiary, SEI Investments Distribution Co. (SIDCO), in accordance with certain rules established by the Securities and Exchange Commission (SEC) for broker-dealers.
Capitalized Software
The Company capitalized $33,292 and $19,597 of software development costs during the six months ended June 30, 2017 and 2016, respectively. The Company's software development costs primarily relate to the continued development of the SEI Wealth PlatformSM (the Platform). The Company capitalized $27,994 and $16,120 of software development costs for significant enhancements to the Platform during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the net book value of the Platform was $283,867. The Platform has an estimated useful life of 15 years and a weighted average remaining life of 5.0 years. Amortization expense for the Platform was $24,486 and $22,049 during the six months ended June 30, 2017 and 2016, respectively.
The Company also capitalized $5,298 and $3,477 of software development costs during the six months ended June 30, 2017 and 2016, respectively, related to an application for the Investment Managers segment. Capitalized software development costs in-progress at June 30, 2017 associated with the application were $20,806. The application is not yet ready for use.
Earnings per Share
The calculations of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$91,769	$81,005	$180,506	$158,502
Shares used to compute basic earnings per common share	158,325,000	161,795,000	158,708,000	162,404,000
Dilutive effect of stock options	3,384,000	3,293,000	3,518,000	3,212,000
Shares used to compute diluted earnings per common share	161,709,000	165,088,000	162,226,000	165,616,000
Basic earnings per common share	$0.58	$0.50	$1.14	$0.98
Diluted earnings per common share	$0.57	$0.49	$1.11	$0.96
During the three months ended June 30, 2017 and 2016, employee stock options to purchase 11,255,000 and 10,388,000 shares of common stock with an average exercise price of $37.68 and $34.06, respectively, were outstanding but not included in the computation of diluted earnings per common share. During the six months ended June 30, 2017 and 2016, employee stock options to purchase 11,267,000 and 10,447,000 shares of common stock with an average exercise price of $37.69 and $34.05, respectively, were outstanding but not included in the computation of diluted earnings per common share. These options for the three and six month periods were not included in the computation of diluted earnings per common share because either the performance conditions have not been satisfied or would have been satisfied if the reporting date was the end of the contingency period or the option’s exercise price was greater than the average market price of the Company’s common stock and the effect on diluted earnings per common share would have been anti-dilutive.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

7 of 39

Statements of Cash Flows
For purposes of the Consolidated Statements of Cash Flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents.
The following table provides the details of the adjustments to reconcile net income to net cash provided by operating activities for the six months ended June 30:

	2017	2016
Net income	$180,506	$158,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,399	12,881
Amortization	24,587	22,296
Equity in earnings of unconsolidated affiliate	(69,880)	(59,477)
Distributions received from unconsolidated affiliate	75,142	67,061
Stock-based compensation	12,439	7,978
Provision for losses on receivables	157	297
Deferred income tax expense	918	(311)
Gain from sale of SEI AK	—	(2,791)
Net gain from investments	(391)	(124)
Tax benefit on stock options exercised (1)	—	4,004
Change in other long-term liabilities	(503)	865
Change in other assets	122	1,084
Other	492	1,030
Change in current assets and liabilities
Decrease (increase) in
Receivables from investment products	12,713	1,032
Receivables	(34,744)	(19,357)
Other current assets	(4,378)	(4,006)
Increase (decrease) in
Accounts payable	(2,329)	(970)
Accrued liabilities	(23,324)	(27,634)
Deferred revenue	(71)	1,094
Total adjustments	4,349	4,952
Net cash provided by operating activities	$184,855	$163,454
(1) The tax benefit on stock options exercised for the six months ended June 30, 2016 was reclassified to operating activities from financing activities upon the adoption of ASU 2016-09.
New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard permits the use of either the retrospective or cumulative effect transition method. The FASB has issued several amendments to the standard, including principal versus agent guidance and identifying performance obligations. ASU 2014-09 will become effective for the Company during the first quarter 2018.
The Company continues to assess the impact of ASU 2014-09 on its revenue arrangements. The Company expects the adoption of ASU 2014-09 to have an impact to its business processes, financial reporting disclosures and internal controls over financial reporting (ICFR).
As part of its project plan’s preliminary assessment and design implementation phases for the adoption of ASU 2014-09, the Company has adopted implementation controls that allows it to properly and timely adopt ASU 2014-09 on the effective date. The Company will make continuous updates to the quarterly and year-end disclosures, with a focus on both status and

8 of 39

internal controls over financial reporting. The new standard will have a significant impact to the Company's financial statement disclosures, including identifying information that the Company will have to develop under the new standard.
The Company’s implementation plan includes the following:

•	Developed a phased implementation project plan with a specific timeline and milestones;

•	Developed an understanding of the new standard and its requirements;

•	Analyzed the Company’s revenue streams;

•	Gathering and evaluating the required and relevant information for ASU 2014-09; and

•	Continue to monitor the impact of ASU 2014-09 and the various interpretations and supplemental guidance that become available.
Upon its initial assessment, the Company has made the following observations:
Revenue:

•
The Company offers many services which are bundled together, and provided and completed for the client on a monthly basis. In assessing these contracts, the Company expects to continue to recognize revenue for these types of services on a monthly basis as the client consumes the benefits continuously over time. Similarly, the Company expects that transaction-based and trade execution fees based on current period activity will not be affected by the adoption of ASU 2014-09.

•
The Company continues to assess the effect of the adoption of the new standard on the timing of the recognition of implementation fees, which are recognized in Information processing and software servicing fees as well as fund conversion fees and other ancillary fees recognized in Asset management, administration and distribution fees. While the Company has not made a final determination, the timing of the recognition for these revenues may change.

•	The new standard also modified some of the principal and agent considerations which may result in changes to gross or net treatment of revenue and expenses but would not affect final net income.
Contract costs:

•
The Company is in the process of evaluating the costs of obtaining these contracts, especially for the information processing and software servicing fees revenue stream, which are affected by the standard. Sales commissions and contract costs related to fund conversions are also being evaluated. Under current guidance, contract costs are expensed at inception of an agreement but under the new standard, the costs will generally be capitalized and amortized over the period of customer life as defined in the new standard, unless a practical expedient is applied to fully expense contract costs for contracts with an amortization period of one year or less.

Transition method:

•
The new standard provides companies with alternative methods of adoption. The Company is in the process of determining the method of adoption, which depends in part upon the completion of the evaluation of the remaining revenue arrangements. The Company expects to select the transition method by the third quarter of 2017.

Upon completion of the Company’s implementation plan and evaluation of the remaining revenue contracts, the Company plans to adopt additional controls around internal controls over financial reporting and its business processes for any new revenue arrangements that the Company enters. The Company is on target to complete its assessment of ASU 2014-09 and the impact on the Company’s consolidated financial statements and related disclosures as of January 1, 2018.
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

9 of 39

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
At June 30, 2017, the Company’s total investment in LSV was $45,197. The Company receives partnership distributions from LSV on a quarterly basis. The Company received partnership distributions from LSV of $75,142 and $67,061 in the six months ended June 30, 2017 and 2016, respectively. As such, the Company considers these distribution payments as returns on investment rather than returns of the Company's original investment in LSV and has therefore classified the associated cash inflows as an operating activity on the Consolidated Statements of Cash Flows.
The Company’s proportionate share in the earnings of LSV was $36,315 and $30,285 during the three months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017 and 2016, the Company's proportionate share in the earnings of LSV was $69,880 and $59,477, respectively.
These tables contain condensed financial information of LSV:

Condensed Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$119,320	$95,825	$229,273	$188,478
Net income	93,372	77,790	179,587	152,247

Condensed Balance Sheets	June 30, 2017	December 31, 2016
Current assets	$128,808	$125,872
Non-current assets	1,683	1,927
Total assets	$130,491	$127,799

Current liabilities	$55,427	$39,303
Partners’ capital	75,064	88,496
Total liabilities and partners’ capital	$130,491	$127,799
In April 2016, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, the Company's total partnership interest in LSV was reduced from approximately 39.2 percent to approximately 38.9 percent.
Guaranty Agreement with LSV Employee Group III
In October 2012, LSV Employee Group III purchased a portion of the partnership interest of three existing LSV employees for $77,700, of which $69,930 was financed through two syndicated term loan facilities contained in a credit agreement with The PrivateBank and Trust Company. The Company provided an unsecured guaranty for $45,000 of the obligations of LSV Employee Group III to the lenders through a guaranty agreement. The lenders had the right to seek payment from the Company in the event of a default by LSV Employee Group III. LSV provided an unsecured guaranty for $24,930 of the obligations of LSV Employee Group III to the lenders through a separate guaranty agreement.
The Company’s direct interest in LSV was unchanged as a result of this transaction. The Company determined that LSV Employee Group III was a variable interest entity (VIE); however, the Company was not considered the primary beneficiary because it did not have the power to direct the activities that most significantly impact the economic performance of LSV Employee Group III either directly or through any financial responsibility from the guaranty.
In September 2014 and June 2017, LSV Employee Group III made the final principal payments related to the term loans guaranteed by LSV and the Company, respectively, and has no further obligation regarding the agreement. The Company has no other interests in LSV Employee Group III and, therefore, no longer considers LSV Employee Group III to be a VIE.

10 of 39

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
The Company is a party to expense limitation agreements with certain SEI-sponsored money market funds subject to Rule 2a-7 of the Investment Company Act of 1940 which establish a maximum level of ordinary operating expenses incurred by the fund in any fiscal year including, but not limited to, fees of the administrator or its affiliates. Under the terms of these agreements, the Company waived $6,606 and $9,891 in fees during the three months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017 and 2016, the Company waived $13,678 and $22,368, respectively, in fees.

Note 4.	Composition of Certain Financial Statement Captions
Receivables
Receivables on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2017	December 31, 2016
Trade receivables	$56,262	$48,683
Fees earned, not billed	193,943	168,971
Other receivables	13,019	10,826
	263,224	228,480
Less: Allowance for doubtful accounts	(680)	(523)
	$262,544	$227,957
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

11 of 39

Property and Equipment
Property and Equipment on the accompanying Consolidated Balance Sheets consists of:

	June 30, 2017	December 31, 2016
Buildings	$154,007	$152,171
Equipment	111,363	106,759
Land	10,030	10,030
Purchased software	131,494	128,008
Furniture and fixtures	17,607	17,292
Leasehold improvements	16,700	15,175
Construction in progress	2,630	2,077
	443,831	431,512
Less: Accumulated depreciation	(298,294)	(285,322)
Property and Equipment, net	$145,537	$146,190
The Company recognized $13,399 and $12,881 in depreciation expense related to property and equipment for the six months ended June 30, 2017 and 2016, respectively.
Accrued Liabilities
Accrued liabilities on the accompanying Consolidated Balance Sheets consist of:

	June 30, 2017	December 31, 2016
Accrued employee compensation	$48,510	$79,735
Accrued consulting, outsourcing and professional fees	34,822	24,428
Accrued sub-advisory, distribution and other asset management fees	36,935	41,666
Accrued dividend payable	—	44,596
Other accrued liabilities	50,310	50,100
Total accrued liabilities	$170,577	$240,525

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
The pricing policies and procedures applied during the six months ended June 30, 2017 were consistent with those as described in our Annual Report on Form 10-K at December 31, 2016. The Company had no Level 3 financial assets or liabilities at June 30, 2017 or December 31, 2016. There were no transfers of financial assets between levels within the fair value hierarchy during the six months ended June 30, 2017.

12 of 39

The fair value of certain financial assets and liabilities of the Company was determined using the following inputs:

		Fair Value Measurements at the End of the Reporting Period Using
Assets	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$10,172	$10,172	$—
Fixed-income available-for-sale securities	75,913	—	75,913
Fixed-income securities owned	21,412	—	21,412
Investment funds sponsored by LSV (1)	5,350
	$112,847	$10,172	$97,325

		Fair Value Measurements at the End of the Reporting Period Using
Assets	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Equity available-for-sale securities	$9,581	$9,581	$—
Fixed-income available-for-sale securities	74,452	—	74,452
Fixed-income securities owned	21,339	—	21,339
Investment funds sponsored by LSV (1)	4,858
	$110,230	$9,581	$95,791
(1) The fair value amounts presented in the tables above are intended to permit reconciliation of the fair value hierarchy to the amounts presented on the accompanying Consolidated Balance Sheets (See Note 6).

Note 6.    Marketable Securities
Investments Available for Sale
Investments available for sale classified as non-current assets consist of:

	At June 30, 2017
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,330	$82	$(574)	$6,838
Equities and other mutual funds	3,213	121	—	3,334
Debt securities	76,372	—	(459)	75,913
	$86,915	$203	$(1,033)	$86,085

	At December 31, 2016
	Cost Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
SEI-sponsored mutual funds	$7,357	$24	$(996)	$6,385
Equities and other mutual funds	2,968	228	—	3,196
Debt securities	74,843	—	(391)	74,452
	$85,168	$252	$(1,387)	$84,033
Net unrealized losses at June 30, 2017 and December 31, 2016 were $606 (net of income tax benefit of $224) and $836 (net of income tax benefit of $299), respectively. These net unrealized losses are reported as a separate component of Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.

13 of 39

There were gross realized gains of $264 and gross realized losses of $396 from available-for-sale securities during the six months ended June 30, 2017. There were gross realized gains of $237 and gross realized losses of $492 from available-for-sale securities during the six months ended June 30, 2016. Gains and losses from available-for-sale securities, including amounts reclassified from accumulated comprehensive income, are reflected in Net gain from investments on the accompanying Consolidated Statements of Operations.
Investments in Affiliated Funds
The Company has an investment in funds sponsored by LSV. The Company records this investment on the accompanying Consolidated Balance Sheets at fair value. Unrealized gains and losses from the change in fair value of these funds are recognized in Net gain from investments on the accompanying Consolidated Statements of Operations.
The investment primarily consists of U.S. dollar denominated funds that invest primarily in securities of Canadian, Australian and Japanese companies as well as various other global securities. The underlying securities held by the funds are translated into U.S. dollars within the funds. The funds had a fair value of $5,350 and $4,858 at June 30, 2017 and December 31, 2016, respectively. The Company recognized gains of $194 and $492 during the three and six months ended June 30, 2017, respectively, from the change in fair value of the funds. The Company recognized gains of $237 and $381 during the three and six months ended June 30, 2016, respectively, from the change in fair value of the funds.
Securities Owned
The Company’s broker-dealer subsidiary, SIDCO, has investments in U.S. government agency securities with maturity dates less than one year. These investments are reflected as Securities owned on the accompanying Consolidated Balance Sheets. Due to specialized accounting practices applicable to investments by broker-dealers, the securities are reported at fair value and changes in fair value are recorded in current period earnings. The securities had a fair value of $21,412 and $21,339 at June 30, 2017 and December 31, 2016, respectively. There were no material net gains or losses from the change in fair value of the securities during the three and six months ended June 30, 2017 and 2016.

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
The Credit Facility contains covenants that restrict the ability of the Company to engage in mergers, consolidations, asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the Credit Facility, the Company would also be restricted from paying dividends on, or repurchasing, its common stock without the approval of the lenders. None of the covenants of the Credit Facility negatively affect the Company’s liquidity or capital resources. Upon the occurrence of certain financial or economic events, significant corporate events, or certain other events of default constituting an event of default under the Credit Facility, all loans outstanding may be declared immediately due and payable and all commitments under the agreement may be terminated. The Company had no borrowings under the Credit Facility at June 30, 2017. The Company was in compliance with all covenants of the Credit Facility during the six months ended June 30, 2017.
During July 2017, the Company elected to borrow $40,000 under the Credit Facility for cash management purposes subsequent to the funding of an acquisition (See Note 14). As of July 20, 2017, the amount of the Credit Facility that is available for general corporate purposes was $260,000.

14 of 39

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
The Company recognized stock-based compensation expense in its Consolidated Financial Statements in the three and six months ended June 30, 2017 and 2016, respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation expense	$6,259	$4,189	$12,439	$7,978
Less: Deferred tax benefit	(2,189)	(1,469)	(4,342)	(2,768)
Stock-based compensation expense, net of tax	$4,070	$2,720	$8,097	$5,210
As of June 30, 2017, there was approximately $64,208 of unrecognized compensation cost remaining related to unvested employee stock options that management expects will vest and is being amortized.
The Company issues new common shares associated with the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2017 was $37,976. The total options exercisable as of June 30, 2017 had an intrinsic value of $176,559. The total intrinsic value for options exercisable is calculated as the difference between the market value of the Company’s common stock as of June 30, 2017 and the weighted average exercise price of the shares. The market value of the Company’s common stock as of June 30, 2017 was $53.78 as reported by the Nasdaq Stock Market, LLC. The weighted average exercise price of the options exercisable as of June 30, 2017 was $21.21. Total options that were outstanding as of June 30, 2017 were 16,676,000. Total options that were exercisable as of June 30, 2017 were 5,421,000.
Common Stock Buyback
The Company’s Board of Directors, under multiple authorizations, has authorized the repurchase of the Company’s common stock on the open market or through private transactions. The Company purchased 2,357,000 shares at a total cost of $120,041 during the six months ended June 30, 2017, which reduced the total shares outstanding of common stock. The cost of stock purchases during the period includes the cost of certain transactions that settled in the following quarter. As of June 30, 2017, the Company had approximately $98,710 of authorization remaining for the purchase of common stock under the program.
The Company immediately retires its common stock when purchased. Upon retirement, the Company reduces Capital in excess of par value for the average capital per share outstanding and the remainder is charged against Retained earnings. If the Company reduces its Retained earnings to zero, any subsequent purchases of common stock will be charged entirely to Capital in excess of par value.
Cash Dividend
On May 24, 2017, the Board of Directors declared a cash dividend of $0.28 per share on the Company's common stock, which was paid on June 16, 2017, to shareholders of record on June 7, 2017. Cash dividends declared during the six months ended June 30, 2017 and 2016 were $44,264 and $42,001, respectively.

15 of 39

Note 9.    Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, January 1, 2017	$(37,119)	$(836)	$(37,955)

Other comprehensive gain before reclassifications	9,710	141	9,851
Amounts reclassified from accumulated other comprehensive loss	—	89	89
Net current-period other comprehensive gain	9,710	230	9,940

Balance, June 30, 2017	$(27,409)	$(606)	$(28,015)

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
Institutional Investors – provides investment management programs to retirement plan sponsors, healthcare systems and not-for-profit organizations worldwide;
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
The information in the following tables is derived from the Company’s internal financial reporting used for corporate management purposes. There are no inter-segment revenues for the three and six months ended June 30, 2017 and 2016. Management evaluates Company assets on a consolidated basis during interim periods. The accounting policies of the reportable business segments are the same as those described in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The following tables highlight certain financial information about each of the Company’s business segments for the three months ended June 30, 2017 and 2016.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2017
Revenues	$116,184	$92,746	$78,068	$83,616	$1,717	$372,331
Expenses	112,353	49,380	38,668	53,847	5,124	259,372
Operating profit (loss)	$3,831	$43,366	$39,400	$29,769	$(3,407)	$112,959

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Three Months Ended June 30, 2016
Revenues	$114,836	$81,883	$74,674	$70,938	$1,500	$343,831
Expenses	102,862	44,721	36,550	46,968	5,355	236,456
Operating profit (loss)	$11,974	$37,162	$38,124	$23,970	$(3,855)	$107,375

16 of 39

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016 is as follows:

	2017	2016
Total operating profit from segments	$112,959	$107,375
Corporate overhead expenses	(15,732)	(13,852)
Income from operations	$97,227	$93,523

The following tables provide additional information for the three months ended June 30, 2017 and 2016 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2017	2016	2017	2016
Private Banks	$9,479	$8,454	$4,172	$3,199
Investment Advisors	3,698	3,267	802	964
Institutional Investors	1,086	696	244	339
Investment Managers	8,665	1,743	1,028	1,172
Investments in New Businesses	153	121	171	547
Total from business segments	$23,081	$14,281	$6,417	$6,221
Corporate overhead	392	279	182	213
	$23,473	$14,560	$6,599	$6,434
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2017	2016
Private Banks	$8,876	$7,769
Investment Advisors	2,897	2,585
Institutional Investors	426	425
Investment Managers	275	275
Investments in New Businesses	41	40
Total from business segments	$12,515	$11,094
Corporate overhead	50	190
	$12,565	$11,284

The following tables highlight certain financial information about each of the Company’s business segments for the six months ended June 30, 2017 and 2016.

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2017
Revenues	$228,818	$180,984	$155,072	$164,103	$3,338	$732,315
Expenses	220,903	96,919	77,496	105,912	10,004	511,234
Operating profit (loss)	$7,915	$84,065	$77,576	$58,191	$(6,666)	$221,081

	Private Banks	Investment Advisors	Institutional Investors	Investment Managers	Investments In New Businesses	Total
	For the Six Months Ended June 30, 2016
Revenues	$228,197	$158,562	$147,571	$140,856	$2,908	$678,094
Expenses	206,603	89,495	71,932	92,243	10,587	470,860
Operating profit (loss)	$21,594	$69,067	$75,639	$48,613	$(7,679)	$207,234
Gain on sale of subsidiary	2,791	—	—	—	—	2,791
Segment profit (loss)	$24,385	$69,067	$75,639	$48,613	$(7,679)	$210,025

17 of 39

A reconciliation of the total operating profit reported for the business segments to income from operations in the Consolidated Statements of Operations for the six months ended June 30, 2017 and 2016 is as follows:

	2017	2016
Total operating profit from segments	$221,081	$207,234
Corporate overhead expenses	(30,337)	(26,899)
Income from operations	$190,744	$180,335
The following tables provide additional information for the six months ended June 30, 2017 and 2016 pertaining to our business segments:

	Capital Expenditures (1)		Depreciation
	2017	2016	2017	2016
Private Banks	$22,329	$17,166	$8,582	$6,380
Investment Advisors	8,230	6,119	1,535	1,940
Institutional Investors	1,897	1,492	471	673
Investment Managers	10,280	3,065	1,944	2,362
Investments in New Businesses	259	215	539	1,095
Total from business segments	$42,995	$28,057	$13,071	$12,450
Corporate Overhead	544	589	328	431
	$43,539	$28,646	$13,399	$12,881
(1) Capital expenditures include additions to property and equipment and capitalized software.

	Amortization
	2017	2016
Private Banks	$17,339	$15,480
Investment Advisors	5,747	5,138
Institutional Investors	749	824
Investment Managers	491	541
Investments in New Businesses	160	66
Total from business segments	$24,486	$22,049
Corporate Overhead	101	247
	$24,587	$22,296

Note 11.    Income Taxes
The gross liability for unrecognized tax benefits at June 30, 2017 and December 31, 2016 was $18,856 and $17,287, respectively, exclusive of interest and penalties, of which $16,392 and $14,868 would affect the effective tax rate if the Company were to recognize the tax benefit.
The Company classifies interest and penalties on unrecognized tax benefits as income tax expense. As of June 30, 2017 and December 31, 2016, the combined amount of accrued interest and penalties related to tax positions taken on tax returns was $1,579 and $1,224, respectively.

	June 30, 2017	December 31, 2016
Gross liability for unrecognized tax benefits, exclusive of interest and penalties	$18,856	$17,287
Interest and penalties on unrecognized benefits	1,579	1,224
Total gross uncertain tax positions	$20,435	$18,511
Amount included in Current liabilities	$6,293	$3,866
Amount included in Other long-term liabilities	14,142	14,645
	$20,435	$18,511

18 of 39

The Company's effective income tax rate for the three and six months ended June 30, 2017 and 2016 differs from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.7	1.4	1.7	1.4
Foreign tax expense and tax rate differential	(1.0)	(0.7)	(1.0)	(0.7)
Tax benefit from stock option exercises	(3.0)	—	(3.6)	—
Other, net	(0.6)	(0.5)	(0.5)	(0.5)
	32.1%	35.2%	31.6%	35.2%
The decrease in the tax rates for the three and six months ended June 30, 2017 was primarily due to the adoption of ASU 2016-09. Under this standard, the tax effects of stock option exercises are treated as discrete items in the reporting period in which they occur. Therefore, the tax effect of stock option exercises is not spread over the entire year through the use of the annual effective tax rate, but instead is recorded entirely in the period in which the tax deduction arose. Accordingly, the Company recorded the income tax benefit as a discrete item in income for the three and six months ended June 30, 2017. The Company's effective tax rate could fluctuate significantly on a quarterly basis due to the tax effects of stock-based compensation.
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
The Company estimates it will recognize $6,293 of gross unrecognized tax benefits which is expected to be paid within one year due to the expiration of the statute of limitations and resolution of income tax audits and is netted against the current payable account. These unrecognized tax benefits are related to tax positions taken on certain federal, state, and foreign tax returns. However, the timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues under examination could be resolved in the next twelve months, based upon the current facts and circumstances, the Company cannot reasonably estimate the timing of such resolution or the total range of potential changes as it relates to the current unrecognized tax benefits that are recorded as part of the Company’s financial statements.

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

19 of 39

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
On March 28, 2013, all conditions subject to closing the transaction were satisfied and all ownership interests in SEI AK were transferred to Barings. Under the terms of the agreement, a portion of the purchase price was paid upon closing with up to an additional $11,220 payable to the Company as a contingent purchase price with respect to three one-year periods ending on December 31, 2013, 2014, and 2015 depending upon whether SEI AK achieves specified revenue measures during such periods. The Company recognized a pre-tax gain of $2,791, or $0.01 diluted earnings per share, during the six months ended June 30, 2016 representing the final annual payment under the terms of the agreement. The Company's gain from the sale of SEI AK are included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations.

20 of 39

Note 14.    Subsequent Events
On July 3, 2017, the Company acquired all ownership interests of Archway Technology Partners, LLC, Archway Finance & Operations, Inc. and Keystone Capital Holdings, LLC (collectively, Archway), a provider of operating technologies and services to the family office industry, from Keystone International Holdings, Inc. The purchase price paid by the Company included approximately $81,532 in cash consideration, subject to adjustment and including transaction costs, with up to an additional $8,000 payable to the seller as a contingent purchase price with respect to two one-year periods ending December 31, 2017 and 2018 depending upon whether Archway achieves specified financial measures during such periods. Archway will be integrated into the Company's Investment Managers business segment.
The initial purchase accounting for this transaction has not yet been completed given the short period of time between the acquisition date and the issuance of these financial statements.
Subsequent to the funding of the cash consideration for the acquisition of Archway, the Company elected to borrow $40,000 under the Credit Facility for other cash management purposes (See Note 7).

21 of 39

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

Overview
Consolidated Summary
We are a leading global provider of investment processing, investment management and investment operations solutions. We help corporations, financial institutions, financial advisors and ultra-high-net-worth families create and manage wealth by providing comprehensive, innovative, investment and investment-business solutions. Investment processing fees are earned as monthly fees for contracted services, including computer processing services, software licenses and investment operations services, as well as transaction-based fees for providing securities valuation and trade-execution. Investment operations and investment management fees are earned as a percentage of average assets under management, administration or advised assets. As of June 30, 2017, through our subsidiaries and partnerships in which we have a significant interest, we manage, advise or administer $809.2 billion in hedge, private equity, mutual fund and pooled or separately managed assets, including $307.4 billion in assets under management and $497.5 billion in client assets under administration. Our affiliate, LSV Asset Management (LSV), manages $94.8 billion of assets which are included as assets under management.
Our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 were:

	Three Months Ended June 30,		Percent Change*	Six Months Ended June 30,		Percent Change*
	2017	2016		2017	2016
Revenues	$372,331	$343,831	8%	$732,315	$678,094	8%
Expenses	275,104	250,308	10%	541,571	497,759	9%
Income from operations	97,227	93,523	4%	190,744	180,335	6%
Net gain from investments	44	250	NM	391	124	NM
Interest income, net of interest expense	1,572	846	86%	2,803	1,815	54%
Equity in earnings from unconsolidated affiliate	36,315	30,285	20%	69,880	59,477	17%
Gain on sale of subsidiary	—	—	NM	—	2,791	NM
Income before income taxes	135,158	124,904	8%	263,818	244,542	8%
Income taxes	43,389	43,899	(1)%	83,312	86,040	(3)%
Net income	91,769	81,005	13%	180,506	158,502	14%
Diluted earnings per common share	$0.57	$0.49	16%	$1.11	$0.96	16%
* Variances noted "NM" indicate the percent change is not meaningful.
The following items had a significant impact on our financial results for the three and six months ended June 30, 2017 and 2016:

•
Revenue growth was primarily driven by higher Asset management, administration and distribution fees from market appreciation and positive cash flows from new and existing clients. Our average assets under management, excluding LSV, increased $20.4 billion, or 11 percent, to $205.3 billion in the first six months of 2017 as compared to $184.9 billion during the first six months of 2016. Our average assets under administration increased $63.7 billion, or 15 percent, to $482.9 billion in the first six months of 2017 as compared to $419.2 billion during the first six months of 2016.

•
Our proportionate share in the earnings of LSV increased to $69.9 million in the first six months of 2017 as compared to $59.5 million in the first six months of 2016 primarily due to increased assets under management from LSV's existing clients due to market appreciation.

•
The direct costs associated with our investment management programs increased in our Private Banks, Investment Advisors and Institutional Investors segments. These costs primarily relate to fees charged by investment advisory firms for day-to-day portfolio management of SEI-sponsored investment products. These costs are included in Sub-advisory, distribution and other asset management costs on the accompanying Consolidated Statements of Operations.

•
We capitalized $28.0 million in the first six months of 2017 for the SEI Wealth Platform as compared to $16.1 million in the first six months of 2016. Amortization expense related to the Platform increased to $24.5 million during the first

22 of 39

six months of 2017 as compared to $22.0 million during the first six months of 2016 due to continued enhancements to the Platform.

•
We also capitalized $5.3 million in the first six months of 2017 as compared to $3.5 million in the first six months of 2016 for an application being developed for the Investment Managers segment. This new offering includes components that leverage upon the current infrastructure and add significant enhancements designed to aggregate, transact and process data. The application is expected to be placed into service in late 2017.

•
As we continue the development of new elements of the Platform, our expenses related to maintenance and support have increased. These costs are primarily recognized in personnel and consulting costs and are not eligible for capitalization. These increased costs primarily impacted the Private Banks and Investment Advisors business segments.

•
Our operating expenses, primarily personnel costs, in our Investment Advisors and Investment Managers segments increased. These expenses primarily consist of operational, technology and marketing costs and are mainly related to servicing existing clients and acquiring new clients. These operating expenses are included in Compensation, benefits and other personnel costs on the accompanying Consolidated Statements of Operations.

•
Stock-based compensation costs increased to $12.4 million in the first six months of 2017 as compared to $8.0 million in the first six months 2016. The increase was primarily due to stock option awards granted in late 2016.

•
Our effective tax rate during the second quarter of 2017 was 32.1 percent as compared to 35.2 percent during the second quarter of 2016. During the first six months of 2017, our effective tax rate was 31.6 percent as compared to 35.2 percent during the first six months of 2016. The decline in our effective tax rates during the second quarter and the six month period was primarily due to the adoption of a new accounting standard which requires all excess tax benefits or deficiencies to be recorded as an income tax benefit or expense in the income statement. Our quarterly effective tax rate could fluctuate significantly due to the tax effects of stock-based compensation (See Note 11 to the Consolidated Financial Statements for more information).

•
We recorded our final pre-tax gain of $2.8 million, or $.01 diluted earnings per share, from the sale of SEI Asset Korea (SEI AK) in the first six months of 2016. The gain from the sale is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).

•	We continued our stock repurchase program during 2017 and purchased 2.4 million shares for $120.0 million in the six month period.

•
On July 3, 2017, we acquired Archway Technology Partners, LLC (Archway), a provider of operating technologies and services to the family office industry, for approximately $81.5 million in cash consideration with up to an additional $8.0 million payable to the seller as a contingent purchase price with respect to two one-year periods ending December 31, 2017 and 2018 depending upon whether Archway achieves specified financial measures during such periods. Archway will be integrated into our Investment Managers business segment (See Note 14 to the Notes to Consolidated Financial Statements).

23 of 39

Ending Asset Balances
(In millions)

	As of June 30,		Percent Change
	2017	2016
Private Banks:
Equity and fixed-income programs	$20,185	$18,328	10%
Collective trust fund programs	4	3	33%
Liquidity funds	3,589	4,848	(26)%
Total assets under management	$23,778	$23,179	3%
Client assets under administration	20,951	18,537	13%
Total assets	$44,729	$41,716	7%
Investment Advisors:
Equity and fixed-income programs	57,358	50,016	15%
Collective trust fund programs	5	5	—%
Liquidity funds	2,451	3,661	(33)%
Total assets under management	$59,814	$53,682	11%
Institutional Investors:
Equity and fixed-income programs	81,723	75,944	8%
Collective trust fund programs	80	88	(9)%
Liquidity funds	2,468	2,526	(2)%
Total assets under management	$84,271	$78,558	7%
Advised assets	4,255	—	NM
Total assets	88,526	78,558	13%
Investment Managers:
Equity and fixed-income programs	92	73	26%
Collective trust fund programs	42,662	33,841	26%
Liquidity funds	999	750	33%
Total assets under management	$43,753	$34,664	26%
Client assets under administration (A)	476,543	419,139	14%
Total assets	$520,296	$453,803	15%
Investments in New Businesses:
Equity and fixed-income programs	997	820	22%
Liquidity funds	46	37	24%
Total assets under management	$1,043	$857	22%
Advised assets	69	—	NM
Total assets	1,112	857	30%
LSV:
Equity and fixed-income programs	$94,774	$78,352	21%
Total:
Equity and fixed-income programs (B)	255,129	223,533	14%
Collective trust fund programs	42,751	33,937	26%
Liquidity funds	9,553	11,822	(19)%
Total assets under management	$307,433	$269,292	14%
Advised assets (C)	4,324	—	NM
Client assets under administration (D)	497,494	437,676	14%
Total assets under management, advisement and administration	$809,251	$706,968	14%

24 of 39

(A)
Client assets under administration in the Investment Managers segment include $48.3 billion of assets that require limited services and therefore are at fee levels below our normal full service assets (as of June 30, 2017).

(B)	Equity and fixed-income programs include $4.7 billion of assets invested in asset allocation funds at June 30, 2017.

(C)	Assets for which SEI acts as an advisor to the accounts. These assets were excluded in previous periods.

(D)	In addition to the numbers presented, SEI also administers an additional $9.8 billion in Funds of Funds assets (as of
June 30, 2017) on which SEI does not earn an administration fee.

25 of 39

Average Asset Balances
(In millions)

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2017	2016		2017	2016
Private Banks:
Equity and fixed-income programs	$19,610	$18,504	6%	$19,054	$18,074	5%
Collective trust fund programs	5	3	67%	5	3	67%
Liquidity funds	3,677	5,118	(28)%	3,864	5,390	(28)%
Total assets under management	$23,292	$23,625	(1)%	$22,923	$23,467	(2)%
Client assets under administration	21,166	18,436	15%	20,695	17,842	16%
Total assets	$44,458	$42,061	6%	$43,618	$41,309	6%
Investment Advisors:
Equity and fixed-income programs	56,319	48,783	15%	55,383	46,979	18%
Collective trust fund programs	5	6	(17)%	5	7	(29)%
Liquidity funds	2,390	4,061	(41)%	2,475	4,535	(45)%
Total assets under management	$58,714	$52,850	11%	$57,863	$51,521	12%
Institutional Investors:
Equity and fixed-income programs	80,561	74,984	7%	79,207	73,382	8%
Collective trust fund programs	85	96	(11)%	88	97	(9)%
Liquidity funds	2,861	2,868	—%	2,876	2,851	1%
Total assets under management	$83,507	$77,948	7%	$82,171	$76,330	8%
Advised assets	3,687	—	NM	3,406	—	NM
Total assets	87,194	77,948	12%	85,577	76,330	12%
Investment Managers:
Equity and fixed-income programs	84	72	17%	80	69	16%
Collective trust fund programs	41,615	33,021	26%	40,348	31,903	26%
Liquidity funds	937	701	34%	899	767	17%
Total assets under management	$42,636	$33,794	26%	$41,327	$32,739	26%
Client assets under administration	470,701	415,237	13%	462,234	401,329	15%
Total assets	$513,337	$449,031	14%	$503,561	$434,068	16%
Investments in New Businesses:
Equity and fixed-income programs	954	811	18%	932	784	19%
Liquidity funds	64	39	64%	64	44	45%
Total assets under management	$1,018	$850	20%	$996	$828	20%
Advised assets	73	—	NM	78	—	NM
Total assets	1,091	850	28%	1,074	828	30%
LSV:
Equity and fixed-income programs	$93,094	$79,733	17%	$91,684	$77,216	19%
Total:
Equity and fixed-income programs	250,622	222,887	12%	246,340	216,504	14%
Collective trust fund programs	41,710	33,126	26%	40,446	32,010	26%
Liquidity funds	9,929	12,787	(22)%	10,178	13,587	(25)%
Total assets under management	$302,261	$268,800	12%	$296,964	$262,101	13%
Advised assets	3,760	—	NM	3,484	—	NM
Client assets under administration	491,867	433,673	13%	482,929	419,171	15%
Total assets under management, advisement and administration	$797,888	$702,473	14%	$783,377	$681,272	15%

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

Business Segments
Revenues, Expenses and Operating Profit (Loss) for our business segments for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 were as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2017	2016		2017	2016
Private Banks:
Revenues	$116,184	$114,836	1%	$228,818	$228,197	—%
Expenses	112,353	102,862	9%	220,903	206,603	7%
Operating Profit	$3,831	$11,974	(68)%	$7,915	$21,594	(63)%
Gain on sale of subsidiary	—	—	—%	—	2,791	NM
Segment Profit	$3,831	$11,974	(68)%	$7,915	$24,385	NM
Operating Margin (A)	3%	10%		3%	9%
Investment Advisors:
Revenues	$92,746	$81,883	13%	$180,984	$158,562	14%
Expenses	49,380	44,721	10%	96,919	89,495	8%
Operating Profit	$43,366	$37,162	17%	$84,065	$69,067	22%
Operating Margin	47%	45%		46%	44%
Institutional Investors:
Revenues	$78,068	$74,674	5%	$155,072	$147,571	5%
Expenses	38,668	36,550	6%	77,496	71,932	8%
Operating Profit	$39,400	$38,124	3%	$77,576	$75,639	3%
Operating Margin	50%	51%		50%	51%
Investment Managers:
Revenues	$83,616	$70,938	18%	$164,103	$140,856	17%
Expenses	53,847	46,968	15%	105,912	92,243	15%
Operating Profit	$29,769	$23,970	24%	$58,191	$48,613	20%
Operating Margin	36%	34%		35%	35%
Investments in New Businesses:
Revenues	$1,717	$1,500	14%	$3,338	$2,908	15%
Expenses	5,124	5,355	(4)%	10,004	10,587	(6)%
Operating Loss	$(3,407)	$(3,855)	NM	$(6,666)	$(7,679)	NM
(A) Percentages determined exclusive of gain from sale of subsidiary.
For additional information pertaining to our business segments, see Note 10 to the Consolidated Financial Statements.

27 of 39

Private Banks

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2017	2016		2017	2016
Revenues:
Information processing and software servicing fees	$77,315	$74,506	4%	$151,587	$147,429	3%
Asset management, administration & distribution fees	34,036	34,443	(1)%	66,626	66,645	—%
Transaction-based and trade execution fees	4,833	5,887	(18)%	10,605	14,123	(25)%
Total revenues	$116,184	$114,836	1%	$228,818	$228,197	—%
Revenues increased $1.3 million, or one percent, in the three month period and increased slightly in the six month period ended June 30, 2017 and were primarily affected by:

•	Increased recurring investment processing fees from the growth in new and existing client assets processed on the SEI Wealth Platform;

•	Increased non-recurring professional services fees from existing clients as well as clients scheduled for implementation on the SEI Wealth Platform; and

•	Increased investment management fees from existing international clients due to increased net cash flows and higher average assets under management due to market appreciation; partially offset by

•	Decreased trade execution fees due to lower trading volumes;

•	The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound; and

•	Decreased investment management fees from liquidity products due to changes in product mix.
Operating margins decreased to three percent compared to ten percent in the three month period and decreased to three percent compared to nine percent in the six month period. Operating income decreased by $8.1 million, or 68 percent, in the three month period and decreased $13.7 million, or 63 percent in the six month period and was primarily affected by:

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance and support of the SEI Wealth Platform;

•	Increased amortization expense related to the SEI Wealth Platform;

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations;

•	Increased salary, incentive compensation and stock-based compensation costs; and

•	Increased direct expenses associated with increased investment management fees from existing international clients; partially offset by

•	Decreased sales compensation expense in the six month period; and

•	Decreased direct expenses associated with the decreased trade execution fees.

Investment Advisors

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2017	2016		2017	2016
Revenues:
Investment management fees-SEI fund programs	$68,969	$62,614	10%	$134,969	$121,358	11%
Separately managed account fees	19,650	15,629	26%	37,908	30,075	26%
Other fees	4,127	3,640	13%	8,107	7,129	14%
Total revenues (a)	$92,746	$81,883	13%	$180,984	$158,562	14%
(a) All amounts are reflected in Asset management, administration and distribution fees except for $164 and $187 in the three months ended June 30, 2017 and 2016, respectively, and $727 and $541 in the six months ended June 30, 2017 and 2016, respectively, which are reflected in Transaction-based and trade execution fees.

28 of 39

Revenues increased $10.9 million, or 13 percent, in the three month period and increased $22.4 million, or 14 percent, in the six month period ended June 30, 2017 and were primarily affected by:

•
Increased investment management fees and separately managed account program fees due to higher assets under management caused by market appreciation and positive cash flows from new and existing advisors; and

•	Changes in the product mix of our SEI fund and separately managed account programs.
Operating margin increased to 47 percent compared to 45 percent in the three month period and increased to 46 percent compared to 44 percent in the six month period. Operating income increased $6.2 million, or 17 percent, in the three month period and increased $15.0 million, or 22 percent, in the six month period and was primarily affected by:

•	An increase in revenues; and

•	Decreased sales compensation expense; partially offset by

•	Increased direct expenses associated with increased assets in our investment management programs;

•	Increased personnel costs for marketing to and servicing new advisors;

•	Increased non-capitalized costs, mainly personnel and consulting costs, related to maintenance, support and client migrations to the SEI Wealth Platform;

•	Increased stock-based compensation costs; and

•	Increased amortization expense related to the SEI Wealth Platform.

Institutional Investors
Revenues increased $3.4 million, or five percent, in the three month period and increased $7.5 million, or five percent, in the six month period ended June 30, 2017 and were primarily affected by:

•	Increased investment management fees from existing clients due to higher assets under management caused by market appreciation; and

•	Asset funding from new sales of our investment management solutions; partially offset by

•	Client losses;

•	The negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound; and

•	A decrease in the average basis points earned on client assets.
Operating margins decreased to 50 percent compared to 51 percent in the three and six month periods. Operating income increased $1.3 million, or three percent, in the three month period and increased $1.9 million, or three percent, in the six month period and was primarily affected by:

•	An increase in revenues; partially offset by

•	Increased direct expenses associated with investment management fees;

•	Increased incentive compensation and stock-based compensation costs; and

•	The net negative impact from foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our foreign operations.

Investment Managers
Revenues increased $12.7 million, or 18 percent, in the three month period and increased $23.2 million, or 17 percent, in the six month period ended June 30, 2017 and were primarily affected by:

•	Positive cash flows from new and existing clients as well as higher valuations from improved capital markets; partially offset by

•	Client losses and fund closures.

29 of 39

Operating margin increased to 36 percent compared to 34 percent in the three month period and remained at 35 percent in the six month period. Operating income increased $5.8 million, or 24 percent, in the three month period and increased $9.6 million, or 20 percent, in the six month period and was primarily affected by:

•	An increase in revenues; and

•	Decreased sales compensation expense; partially offset by

•	Increased personnel expenses, technology and other operational costs to service new and existing clients;

•	Increased incentive compensation and stock-based compensation costs; and

•	Increased non-capitalized investment spending, mainly consulting costs.

Other
Corporate overhead expenses
Corporate overhead expenses primarily consist of general and administrative expenses and other costs not directly attributable to a reportable business segment. Corporate overhead expenses were $15.7 million and $13.9 million in the three months ended June 30, 2017 and 2016, respectively, and $30.3 million and $26.9 million in the six months ended June 30, 2017 and 2016, respectively. The increase in corporate overhead expenses is primarily due to increased personnel compensation expense, mainly salary, incentive compensation and stock-based compensation costs, and increased fees for professional services.
Other income and expense
Other income and expense items on the accompanying Consolidated Statements of Operations consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net gain from investments	$44	$250	$391	$124
Interest and dividend income	1,686	1,033	3,029	2,116
Interest expense	(114)	(187)	(226)	(301)
Equity in earnings of unconsolidated affiliate	36,315	30,285	69,880	59,477
Gain on sale of subsidiary	—	—	—	2,791
Total other income and expense items, net	$37,931	$31,381	$73,074	$64,207
Equity in earnings of unconsolidated affiliate
Equity in earnings of unconsolidated affiliate reflects our less than 50 percent ownership in LSV. The table below presents the revenues and net income of LSV and our proportionate share in LSV's earnings.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2017	2016		2017	2016
Revenues of LSV	$119,320	$95,825	25%	$229,273	$188,478	22%
Net income of LSV	93,372	77,790	20%	179,587	152,247	18%

SEI's proportionate share in earnings of LSV	$36,315	$30,285	20%	$69,880	$59,477	17%
The increase in our earnings from LSV was primarily due to increased assets under management from LSV's existing clients due to market appreciation; however, our earnings were negatively impacted by increased personnel expenses of LSV. Average assets under management by LSV increased $14.5 billion to $91.7 billion during the six months ended June 30, 2017 as compared to $77.2 billion during the six months ended June 30, 2016, an increase of 19 percent.
In April 2016, LSV provided an interest in the partnership to select key employees which reduced the ownership percentage of each existing partner on a pro-rata basis. As a result, our total partnership interest in LSV was reduced from approximately 39.2 percent to approximately 38.9 percent.
Gain on sale of subsidiary
We recorded a gain of $2.8 million during the six months ended June 30, 2016 from the sale of our ownership interests in SEI AK. This gain is included in Gain on sale of subsidiary on the accompanying Consolidated Statement of Operations (See Note 13 to the Consolidated Financial Statements for more information).

30 of 39

Income Taxes
Our effective income tax rates for the three and six months ended June 30, 2017 and 2016 differs from the federal income tax statutory rate due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.7	1.4	1.7	1.4
Foreign tax expense and tax rate differential	(1.0)	(0.7)	(1.0)	(0.7)
Tax benefit from stock option exercises	(3.0)	—	(3.6)	—
Other, net	(0.6)	(0.5)	(0.5)	(0.5)
	32.1%	35.2%	31.6%	35.2%
The decrease in our tax rates for the three months and six months ended June 30, 2017 was primarily due to the adoption of ASU 2016-09. Under this standard, we no longer record excess tax benefits from stock option exercises as an increase to additional paid in capital, but record such excess tax benefits as a reduction of income tax expense in the reporting period in which the exercises occur. At each interim reporting period, the cumulative stock option exercise activity is remeasured against year to date net income, resulting in an adjustment to the effect from excess tax benefits on our quarterly tax rate. Consequently, our effective tax rate could fluctuate significantly on a quarterly basis due to the tax effects of stock-based compensation.
Fair Value Measurements
The fair value of our financial assets and liabilities, except for the investment funds sponsored by LSV, is determined in accordance with the fair value hierarchy. The fair value of the investment funds sponsored by LSV is measured using the net asset value per share (NAV) as a practical expedient. The fair value of all other financial assets are determined using Level 1 or Level 2 inputs and consist mainly of investments in equity or fixed-income mutual funds that are quoted daily and Government National Mortgage Association (GNMA) and other U.S. government agency securities that are single issuer pools that are valued based on current market data of similar assets. We did not have any financial liabilities at June 30, 2017 or December 31, 2016 (See Note 5 to the Notes to Consolidated Financial Statements).
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
SEI and some of our regulated subsidiaries have undergone or been scheduled to undergo a range of periodic or thematic reviews, examinations or investigations by numerous regulatory authorities around the world, including the Office of the Comptroller of the Currency, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, Inc., the Financial Conduct Authority of the United Kingdom, the Central Bank of Ireland and others. These regulatory activities typically result in the identification of matters or practices to be addressed by us or our subsidiaries and, in certain circumstances, the regulatory authorities require remediation activities or pursue enforcement proceedings against us or our subsidiaries. As described under the caption “Regulatory Considerations” in our Annual Report on Form 10-K, the range of possible sanctions that are available to regulatory authorities include limitations on our ability to engage in business for specified periods of time, the revocation of registration, censures and fines. The direct and indirect costs of responding to these regulatory activities and of complying with new or modified regulations, as well as the potential financial costs and potential reputational impact against us of any enforcement proceedings that might result, is uncertain but could have a material adverse impact on our operating results or financial position.

31 of 39

Foreign Currency Exchange Rates
We transact business in the local currencies of various foreign countries, principally the United Kingdom, Canada and Ireland. The total of all of our foreign operations in these countries accounted for approximately nine percent of our total consolidated revenues for the six months ended June 30, 2017. Also, most of our foreign operations match local currency revenues with local currency costs. We translate sales and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. A fluctuation of currency exchange rates may expose us to gains and losses on non-U.S. currency transactions and a potential devaluation of the local currencies relative to the U.S. dollar which may impair our revenue growth and operating profits and also prolong sales cycles with potential customers. We currently do not engage in any foreign currency hedging strategies. The percentages of our total consolidated revenues and expenses during the six months ended June 30, 2017 transacted in British pound, Canadian dollar and Euro currencies were as follows:

Six Months Ended
June 30, 2017
British pound
Total revenues	5%
Total expenses	5%

Canadian dollar
Total revenues	3%
Total expenses	5%

Euro
Total revenues	1%
Total expenses	2%
Acquisition of Archway Technology Partners, LLC
On July 3, 2017, we acquired Archway Technology Partners, LLC (Archway), a provider of operating technologies and services to the family office industry, for approximately $81.5 million in cash consideration with up to an additional $8.0 million payable to the seller as a contingent purchase price with respect to two one-year periods ending December 31, 2017 and 2018 depending upon whether Archway achieves specified financial measures during such periods. Archway will be integrated into our Investment Managers business segment (See Note 14 to the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$184,855	$163,454
Net cash used in investing activities	(46,881)	(31,970)
Net cash used in financing activities	(181,801)	(214,020)
Effect of exchange rate changes on cash and cash equivalents	8,488	(2,358)
Net decrease in cash and cash equivalents	(35,339)	(84,894)
Cash and cash equivalents, beginning of period	695,701	679,661
Cash and cash equivalents, end of period	$660,362	$594,767
Cash requirements and liquidity needs are primarily funded through our cash flow from operations and our capacity for additional borrowing. At June 30, 2017, our unused sources of liquidity consisted of cash and cash equivalents and the amount available under our credit facility.
Our credit facility provides for borrowings of up to $300.0 million and is scheduled to expire in June 2021 (See Note 7 to the Consolidated Financial Statements). The availability of the credit facility is subject to compliance with certain covenants set forth in the agreement. The credit facility contains covenants which restrict our ability to engage in mergers, consolidations,

32 of 39

asset sales, investments, transactions with affiliates, or to incur liens, as defined in the agreement. In the event of a default under the credit facility, we would also be restricted from paying dividends on, or repurchasing, our common stock. Currently, our ability to borrow from the credit facility is not limited by any covenant of the agreement. On July 7, 2017, we elected to borrow $40,000 under the Credit Facility for cash management purposes subsequent to the funding of an acquisition (See Note 14 to the Consolidated Financial Statements). As of July 20, 2017, the amount of the credit facility available for corporate purposes was $260.0 million.
The majority of our excess cash reserves are primarily placed in accounts located in the United States that invest entirely in SEI-sponsored money market mutual funds denominated in the U.S. dollar. We also utilize demand deposit accounts or money market accounts at several well-established financial institutions located in the United States. Accounts used to manage these excess cash reserves do not impose any restrictions or limitations that would prevent us from being able to access such cash amounts immediately. As of July 20, 2017, the amount of cash and cash equivalents considered free and immediately accessible for other general corporate purposes was $256.2 million.
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
Cash flows from operations increased $21.4 million in the first six months of 2017 compared to the first six months of 2016 primarily from the increase in our net income and higher distribution payments received from our unconsolidated affiliate, LSV. The increase was partially offset by the negative impact from the timing of collections of receivables.
Cash flows used in investing activities increased $14.9 million in the first six months of 2017 compared to the first six months of 2016. Net cash used in investing activities includes:
•Purchases, sales and maturities of marketable securities. Our purchases, sales and maturities of marketable securities in the first six months of 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017	2016
Purchases	$(28,703)	$(32,648)
Sales and maturities	26,811	26,333
Net investing activities from marketable securities	$(1,892)	$(6,315)

•
The capitalization of costs incurred in developing computer software. We capitalized $28.0 million of software development costs in the first six months of 2017 as compared to $16.1 million in the first six months of 2016 for significant enhancements for the expanded functionality of the SEI Wealth Platform. We continually reassess the useful life of the SEI Wealth Platform. The continued progress of the development of the Software as a Service (SaaS) solution and the business processing solution, combined with the long-term contracts entered into with clients, may result in a change in the remaining useful life of the Platform and the remaining period of amortization. Additionally, we also capitalized $5.3 million and $3.5 million of software development costs in the first six months of 2017 and 2016, respectively, for a new application for the Investment Managers segment. The application is expected to be placed into service in late 2017 and have an estimated useful life of five years.

•
Capital expenditures. Our capital expenditures in the first six months of 2017 were $10.2 million as compared to $9.0 million in the first six months of 2016. Our expenditures in 2017 and 2016 primarily include purchased software and equipment for our data center operations.

Cash flows used in financing activities decreased $32.2 million in the first six months of 2017 compared to the first six months of 2016. Net cash used in financing activities includes:

•
The repurchase of our common stock. Our Board of Directors has authorized the repurchase of our common stock through multiple authorizations. Currently, there is no expiration date for our common stock repurchase program. We had total capital outlays of $122.1 million during the first six months of 2017 and $155.7 million during the first six months of 2016 for the repurchase of our common stock.

33 of 39

•
Proceeds from the issuance of our common stock. We received $29.1 million in proceeds from the issuance of our common stock during the first six months of 2017 as compared to $26.3 million during the first six months of 2016. The increase in proceeds is primarily attributable to a higher level of stock option exercise activity.

•	Dividend payments. Cash dividends paid were $88.9 million in the first six months of 2017 as compared to $84.6 million in the first six months of 2016.
We believe our operating cash flow, available borrowing capacity, and existing cash and cash equivalents should provide adequate funds for ongoing operations; continued investment in new products and equipment; our common stock repurchase program and future dividend payments.
Off Balance Sheet Arrangement
On October 1, 2012, we provided an unsecured guaranty of the obligations of LSV Employee Group III to The PrivateBank and Trust Company and certain other lenders. We entered into this agreement in order to facilitate the acquisition of certain partnership interests of LSV by LSV Employee Group III. In June 2017, LSV Employee Group III made the final principal payment and, therefore, the Company has no further obligation regarding the agreement. Additional information pertaining to the agreement is presented in Note 2 to the Consolidated Financial Statements.
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
Our principal, regulated wholly-owned subsidiaries are SEI Investments Distribution Co., or SIDCO, SEI Investments Management Corporation, or SIMC, SEI Private Trust Company, or SPTC, SEI Trust Company, or STC, and SEI Investments (Europe) Limited, or SIEL. SIDCO is a broker-dealer registered with the SEC under the Securities and Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority, Inc. SIMC is an investment advisor registered with the SEC under the Investment Advisers Act of 1940 and with the Commodity Futures Trading Commission under the Commodity

34 of 39

Futures Exchange Act. SPTC is a limited purpose federal thrift chartered and regulated by the Office of the Comptroller of the Currency. STC is a Pennsylvania trust company, regulated by the Pennsylvania Department of Banking and Securities. SIEL is an investment manager and financial institution subject to regulation by the Financial Conduct Authority of the United Kingdom. In addition, various SEI subsidiaries are subject to the jurisdiction of regulatory authorities in Canada, the Republic of Ireland and other foreign countries. The Company has a minority ownership interest in LSV, which is also an investment advisor registered with the SEC.
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

35 of 39

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
(b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

36 of 39

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

37 of 39

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

Information regarding the repurchase of common stock during the three months ended June 30, 2017 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2017	225,000	$50.80	225,000	$151,881,000
May 2017	666,000	50.63	666,000	118,138,000
June 2017	366,000	53.12	366,000	98,710,000
Total	1,257,000	51.38	1,257,000

Item 6.    Exhibits.
The following is a list of exhibits filed as part of the Form 10-Q.

31.1	Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Press release dated July 26, 2017 of SEI Investments Company related to the Company's financial and operating results for the second quarter ended June 30, 2017.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

38 of 39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI INVESTMENTS COMPANY

Date:	July 27, 2017	By:	/s/ Dennis J. McGonigle
Dennis J. McGonigle
Chief Financial Officer

39 of 39